Form 10-K
period 2010-12-31
Walker & Dunlop, Inc.
filed 2011-03-30
CIK 1497770

Use these links to rapidly review the document

PART IV
INDEX TO THE FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number 001-35000

Walker & Dunlop, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	80-0629925 (IRS employer identification number)
7501 Wisconsin Avenue, Suite 1200E Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)

Registrant's telephone number, including area code: (301) 215-5500

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The registrant completed its initial public offering on December 20, 2010. As a result, there was no aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter.

         As of March 24, 2011 there were 22,090,024 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2011 are incorporated by reference into Part III of this report.

INDEX

		Page
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	29
Item 4.	Removed and Reserved	31
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	33
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	58
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence	59
Item 14.	Principal Accountant Fees and Services	59
PART IV
Item 15.	Exhibits and Financial Statement Schedules	60
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.40
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32

PART I

Forward-Looking Statements

        Some of the statements in this Annual Report on Form 10-K of Walker & Dunlop, Inc. and subsidiaries (the "Company," "Walker & Dunlop," "we," "us"), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," or "potential" or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

        The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

  •
  the future of GSEs and their impact on our business;

  •
  our growth strategy;

  •
  our projected financial condition, liquidity and results of operations;

  •
  our ability to obtain and maintain warehouse and other loan funding arrangements;

  •
  availability of and our ability to retain qualified personnel and our ability to develop relationships with borrowers, key principals and lenders;

  •
  degree and nature of our competition;

  •
  the outcome of pending litigation;

  •
  changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies and actions;

  •
  our ability to comply with the laws, rules and regulations applicable to us;

  •
  trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets or the general economy; and

  •
  general volatility of the capital markets and the market price of our common stock.

        While forward-looking statements reflect our good faith projections, assumptions and expectations, they are not guarantees of future results. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by applicable law. For a further discussion of these and other factors that could cause future results to differ materially from those expressed or contemplated in any forward-looking statements, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Operating Results."

Item 1.    Business.

General

        We are one of the leading providers of commercial real estate financial services in the United States, with a primary focus on multifamily lending. We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac,"™ and together with Fannie Mae, the government-sponsored enterprises, or the "GSEs"), the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS"™) lender nationally, a Freddie Mac Program Plus™ lender in seven states, the District of Columbia and the metropolitan New York area, a HUD Multifamily Accelerated Processing ("MAP") lender nationally, and a Ginnie Mae issuer. We also originate and service loans for a number of life insurance companies, commercial banks and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management and investment management services specializing in debt, structured debt and equity.

        We have been in business for 73 years. Since becoming a Fannie Mae DUS lender in 1988, major institutions have been investors in our business. We have not historically originated loans for our balance sheet. The sale of each loan through GSE and HUD programs is negotiated prior to rate locking or closing on the loan with the borrower. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the unpaid principal balance of a loan. In addition to our risk-sharing obligations, we may be obligated to repurchase loans that are originated for GSE and HUD programs if certain representations and warranties that we provide in connection with such originations are breached. We have never been required to repurchase a loan. We have established a strong credit culture over decades of originating loans and are committed to disciplined risk management from the initial underwriting stage through loan payoff.

        Walker and Dunlop, Inc. is a holding company and we conduct all of our operations through Walker & Dunlop, LLC, our operating company. In January 2009, W&D, Inc., its affiliate Green Park Financial Limited Partnership ("Green Park"), and Column Guaranteed LLC ("Column"), an affiliate of Credit Suisse Securities (USA) LLC, contributed their assets to a newly formed entity, Walker & Dunlop, LLC (the "Column transaction"). The Column transaction brought together Walker & Dunlop's competencies in debt origination, loan servicing, asset management, investment consulting and related services, Green Park's Fannie Mae DUS origination capabilities and Column's Fannie Mae, Freddie Mac and HUD operations, including its healthcare real estate lending business, to form one of the leading providers of commercial real estate financial services in the United States. Substantially all of the assets and liabilities of W&D, Inc. and Green Park, including its wholly owned subsidiary Green Park Express, LLC, were transferred to Walker & Dunlop, LLC in exchange for 5% and 60% interests, respectively, in Walker & Dunlop, LLC, and certain assets and liabilities of Column were transferred to Walker & Dunlop, LLC for a 35% interest in Walker & Dunlop, LLC. We acquired from Column its $5.0 billion servicing portfolio, together with its Fannie Mae, Freddie Mac and HUD operations, which significantly expanded our GSE and HUD loan origination capabilities.

        In December 2010, we completed our initial public offering, pursuant to which we sold 6,666,667 shares and selling stockholders sold 3,333,333 shares of our common stock at a price per share of $10, resulting in gross proceeds to the Company of $66.7 million. The offering was completed on December 20, 2010. We received net proceeds of $58.4 million from the initial public offering after deferred underwriting discounts and commissions and other accrued offering costs. In connection with our initial public offering, we completed certain formation transactions through which Walker & Dunlop, LLC became a wholly owned subsidiary of Walker & Dunlop, Inc., a newly formed Maryland corporation (the "Formation Transaction"). In connection with the Formation Transaction, members of the Walker family, certain of our directors and executive officers and certain other individuals and entities who owned direct and indirect equity interests in Walker & Dunlop, LLC contributed their respective interests in such entities to Walker & Dunlop, Inc. in exchange for shares of our common stock.

        On January 19, 2011, we issued an additional 221,292 shares of common stock at $10 per share upon the partial exercise of the overallotment option by the underwriters. We received net proceeds of approximately $2.1 million, net of underwriting discounts and commissions of approximately $0.2 million.

Our Product Offerings

        We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are developers and owners of real estate across the United States. We focus primarily on multifamily properties and offer a range of commercial real estate finance products to our customers, including first mortgage loans, second trust loans, supplemental financings, construction loans, mezzanine loans and equity investments. We originate and sell loans under the programs of GSEs and HUD. We retain servicing rights and asset management responsibilities on nearly all loans made under GSE and HUD programs and some of the loans that we place with institutional investors. Our long-established relationships with Fannie Mae, Freddie Mac, HUD and institutional investors enable us to offer this broad range of loan products and services.

        We structure our internal working groups around the various services we provide: Multifamily Finance, FHA Finance, Healthcare Finance, Capital Markets and Investment Services. Each of our offerings are designed to maximize our ability to meet client needs, source capital and grow our commercial real estate financing business.

Multifamily Finance

        We are one of 25 approved lenders who participate in Fannie Mae's DUS program for multifamily, manufactured housing communities, student housing and certain healthcare properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For more information regarding our risk-sharing agreements with Fannie Mae, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations." Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-insured security to third-party investors. We also are contracted by Fannie Mae to service all loans that we originate under the Fannie Mae DUS program.

        We are one of 26 lenders approved as a Freddie Mac Program Plus lender under which we originate and sell to Freddie Mac multifamily and healthcare loans that satisfy Freddie Mac's underwriting and other eligibility requirements. Under the program, we submit our completed loan underwriting package to Freddie Mac and obtain Freddie Mac's commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell or later securitize such loans. We do not have any risk-sharing arrangements on loans we sell to Freddie Mac under Program Plus. We also are contracted by Freddie Mac to service all loans that we originate under its program.

FHA Finance

        As an approved HUD MAP lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, senior housing and healthcare facilities. We submit our completed loan underwriting package to HUD and obtain HUD's approval to originate the loan.

        HUD insured loans are typically placed in single loan pools which back Ginnie Mae securities. Ginnie Mae is a United States government corporation in The United States Department of Housing and Urban Development. Ginnie Mae securities are backed by the full faith and credit of the United States, and we do not bear any risk of loss on Ginnie Mae securities. In the event of a default on a HUD insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse the remaining losses of principal and interest. We are obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the HUD mortgage insurance claim has been paid and the Ginnie Mae security fully paid. Ginnie Mae is currently considering a change to its programs that would eliminate the Ginnie Mae obligation to reimburse us for any losses not paid by HUD in return for our receiving an increased servicing fee. It is uncertain whether these changes will be implemented.

Healthcare Finance

        Through the Column transaction, we significantly increased our ability to compete in the healthcare real estate lending space, which includes skilled nursing facilities and hospitals. The most active sources of capital in this space today are Freddie Mac, HUD and Fannie Mae. The process for originating healthcare real estate loans is similar to the process for originating multifamily loans with HUD or Fannie Mae, as applicable. We do not have any risk-sharing arrangements on loans originated through HUD, but do share risk of loss on loans originated under the Fannie Mae DUS program. We are also contracted by HUD and Fannie Mae to service all loans we originate under their programs.

Capital Markets

        We serve as an intermediary in the placement of commercial real estate debt between institutional sources of capital, such as life insurance companies, investment banks, commercial banks, pension funds and other institutional investors, and owners of all types of commercial real estate. A client seeking to finance or refinance a property will seek our assistance in developing different alternatives and soliciting interest from various sources of capital. We often advise on capital structure, develop the financing package, facilitate negotiations between our client and institutional sources of capital, coordinate due diligence and assist in closing the transaction. In these instances, we do not underwrite or fund the loan and do not retain any interest in these loans. In cases where we do not fund the loan, we act as a loan broker and often service the loan.

Investment Services

        We provide investment consulting and related services for two commercial real estate funds, W&D Balanced Real Estate Fund I LP and Walker & Dunlop Apartment Fund I, LLC.

        W&D Balanced Real Estate Fund I LP is a commercial real estate fund that has invested approximately $50 million in commercial real estate securities and loans, such as first mortgages, B-notes, mezzanine debt and equity securities, and has no further commitments to invest. Third-party pension funds hold limited partnership interests in this fund and are entitled to all regular distributions. Through our subsidiary, we hold a general partnership interest in this fund and are entitled to incentive distributions only if returns exceed certain pre-established thresholds. To date, the general partner has never received an incentive fee. Pursuant to contractual arrangements, we provide investment consulting and related services to a third-party entity controlled by William Walker, our Chairman,

President and Chief Executive Officer, which serves as the investment advisor to the fund. In return, we are entitled to all investment advisory payments earned by this third party entity.

        Walker & Dunlop Apartment Fund I, LLC is a commercial real estate fund that has invested $45 million in multifamily real estate properties and mezzanine loans, and has no further commitments to invest. An institutional investor owns a 99% non-managing member interest in the fund and a third-party entity controlled by members of the Walker family and other individuals own a 1% managing member interest therein. Pursuant to the fund's operating agreement, distribution of net cash flows is first distributed to an institutional investor based on an investment yield, next to the managing member and the balance of the net cash flows of the fund is then distributed 99% to an institutional investor and 1% to the managing member. Pursuant to contractual arrangements, we provide investment consulting and related services to the managing member, which serves as the investment advisor to the fund. In return, we are entitled to all investment advisory payments earned by the managing member.

        We do not intend to make any further investments on behalf of the above funds and do not intend to perform any further services, other than managing the existing fund investments.

        In the future, we may raise additional funds in an effort to provide clients with a broader selection of commercial real estate finance products. We believe the financing alternatives provided by future funds would complement our existing product offerings and do not intend to create funds that would compete with our existing products. We expect that third-party investors would likely provide the great majority of capital for these funds. Such funds would allow us to effectively leverage our cash without borrowing additional capital, strengthen and create relationships with institutional investors, create an ongoing, stable stream of asset management fees and potentially realize substantial returns on equity depending on fund performance.

        We intend to form a wholly owned subsidiary of our company to provide investment management services directly to any new funds we may create or manage.

Direct Loan Originators and Correspondent Network

        We originate loans directly through approximately 30 loan originators operating out of seven offices nationwide. These individuals have deep knowledge of the commercial real estate lending business and bring with them extensive relationships with some of the largest property owners in the country. They have a thorough understanding of the financial needs and objectives of borrowers, the geographic markets in which they operate, market conditions specific to different types of commercial properties and how to structure a loan product to meet those needs. These originators collect and analyze financial and property information, assist the borrower in submitting information required to complete a loan application and, ultimately, help the borrower close the loan. Our originators are paid a salary and commissions based on the fees associated with the loans that they originate.

        In addition to our group of originators, we have correspondent agreements with 22 independently owned mortgage banking companies across the country with whom we have relationships for GSE and HUD loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s) and properties for program eligibility, coordinating due diligence and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and a fee paid out over time based on the servicing revenue stream over the life of the loan.

Underwriting and Risk Management

        We use several tools to manage our risk exposure through the Fannie Mae DUS risk-sharing program. Those tools include an underwriting process and approval process, evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our market and borrower and key principal exposures and using modified risk-sharing under the Fannie Mae DUS program.

        Our underwriting process begins with a review of suitability for our investors and a detailed review of the borrower, key principal(s) and the property. We review a borrower's financial statements for minimum net worth and liquidity requirements, as well as credit and criminal background checks. We also review a borrower's and key principal(s)'s operating track record, including evaluating the performance of other properties owned by the applicable borrower and key principal(s). We also consider the borrower's and key principal(s)'s bankruptcy and foreclosure history. We believe that lending to a borrower and key principal(s) with a proven track record as an operator mitigates our credit risk.

        We review the fundamental value and credit profile of the underlying property, including an analysis of regional economic trends, appraisals of the property, and reviews of historical and prospective financials. Third-party vendors are engaged for appraisals, engineering reports, environmental reports, flood certification reports, zoning reports and credit reports. We utilize a list of approved third-party vendors for these reports. Each report is reviewed by our underwriting team for quality and comprehensiveness. All third party vendors are reviewed periodically for the quality of their work and are removed from our list of approved vendors if the quality or timeliness of the reports is below our standards. This is particularly true for engineering and environmental reports on which we rely to make decisions regarding ongoing replacement reserves and environmental matters.

        In addition, we maintain concentration limits with respect to our Fannie Mae loans. We limit geographic concentration, focusing on regional employment concentration and trends. We minimize individual loan concentrations under our current credit management policy to cap the loan balance subject to full risk-sharing at $25 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $25 million in order to limit our maximum loss on any one loan to $5 million.

        While we believe we continue to manage credit well, the multifamily sector has experienced declining fundamentals in certain markets due to the slow economy and job losses. The declining fundamentals have resulted in increased delinquencies and defaults for us and the multifamily industry. Many items can affect a borrower's decision to default on a loan, including the property, cash flow, occupancy and maintenance needs and tax considerations, along with non-property specific issues such as general market conditions and other financing obligations of the borrower or key principal(s).

Servicing and Asset Management

        We service nearly all loans originated for GSEs and HUD and some of our loans originated for institutional investors, primarily life insurance companies. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans. Our servicing function includes both loan servicing and asset management activities, performing or overseeing the following activities:

  •
  carrying out all cash management functions relating to the loan, including providing monthly billing statements to the borrower and collecting and applying payments on the loan;

  •
  administering reserve and escrow funds for repairs, tenant improvements, taxes and insurance;

  •
  obtaining and analyzing financial statements of the borrower and performing periodic property inspections;

  •
  preparing and providing periodic reports and remittances to the master servicer or other designated persons;

  •
  administering lien filings; and

  •
  performing other tasks and obligations that are delegated to us.

Life insurance companies, whose loans we may service, may perform some or all of the activities identified in the list above.

        For most loans we service under the Fannie Mae DUS program, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts up to 5% of the unpaid principal balance of a loan if the borrower is delinquent in making loan payments. Once the 5% threshold is met, we can apply to Fannie Mae to have the advance rate reduced to 25% of any additional principal and interest payments and tax and insurance escrow amounts, which Fannie Mae may approve at its discretion. We are reimbursed by Fannie Mae for these advances, which may be used to offset any losses incurred under our risk sharing obligations.

        Under the HUD program, we are obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the HUD mortgage insurance claim has been paid and the Ginnie Mae security fully paid; generally no longer than three to six months. In the event of a default on a HUD-insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse the remaining losses of principal and interest. Ginnie Mae is currently considering a change to its programs that would eliminate its obligation to reimburse us for any losses not paid by HUD in return for our receiving an increased servicing fee. It is uncertain whether these changes will be implemented.

Our Growth Strategy

        We believe we are positioned to grow our business by taking advantage of opportunities in the commercial real estate finance market.

        We seek to profitably grow our business by focusing on the following areas:

  •
  Capitalize on Refinancing Needs and Commercial Real Estate Recovery.  With our market position and borrower relationships in multifamily debt financing, we believe that we are positioned to benefit from an increase in lending activity for multifamily properties. Furthermore, we believe the commercial real estate recovery will generate opportunities for us to expand our originations of commercial real estate loans outside of the multifamily sector.

  •
  Add to Our Origination Capabilities.  We intend to expand our business by adding to our origination capabilities. We currently have approximately 30 loan originators located in seven offices nationwide, supplemented by 22 independently owned mortgage banking companies with whom we have correspondent relationships. We originate loans nationally and believe that we will have significant opportunities to continue broadening our origination network. This expansion may include organic growth, recruitment of talented origination professionals and potentially acquisitions of competitors with strong origination capabilities.

  •
  Increase Originations in Healthcare Finance.  Through the Column transaction, we increased our ability to compete in the healthcare real estate lending space, which includes skilled nursing facilities, senior housing facilities and hospitals. The most active sources of capital in this space today are Freddie Mac, HUD and Fannie Mae. With our demonstrated origination capabilities, we believe that healthcare lending will represent a growing portion of our future business.

  •
  Acquire Complementary Businesses.  Dislocation in the commercial real estate market has left many competitors weakened. While we have no present intention or agreement, we may choose to broaden the services we provide by acquiring complementary businesses that have deep client relationships and expertise in areas such as investment sales and special asset management.

  •
  Expand Our Commercial Real Estate Loan Product Offerings.  We anticipate offering additional commercial real estate loan products to our clients as their financial needs evolve. We believe we have the structuring, underwriting, credit and asset management expertise to offer additional commercial real estate loan products; and we believe that the proceeds from our initial public offering, together with third-party financing sources, will allow us to meet client demand for additional products that are within our expertise.

Competition

        We face significant competition across our business, including, but not limited to, commercial banks, commercial real estate service providers and insurance companies, some of which are also investors in loans we originate. Many of these competitors enjoy competitive advantages over us, including greater name recognition, financial resources and access to capital. Commercial banks may have an advantage over us in originating commercial loans if borrowers already have a line of credit with the bank. Commercial real estate service providers may have an advantage over us to the extent they also offer an investment sales platform.

        We compete on the basis of quality of service, relationships, loan structure, terms, pricing and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, commercial real estate, loan product expertise and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on the basis of these factors and our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations and GSE and HUD program requirements and consolidation in the commercial real estate finance market could lead to the entry of more competitors.

Regulatory Requirements

        Our business is subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision that we are subject to varies from jurisdiction to jurisdiction and is based on the type of business activities involved. The regulatory requirements that apply to our activities are subject to change from time to time and may become more restrictive, making our compliance with applicable requirements more difficult or expensive or otherwise restricting our ability to conduct our businesses in the manner that they are now conducted. Changes in applicable regulatory requirements, including changes in their enforcement, could materially and adversely affect us.

Federal and State Regulation of Commercial Real Estate Lending Activities

        Our multifamily and commercial real estate lending, servicing and asset management businesses are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the United States. In addition, these businesses may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities, regulate conduct with borrowers, establish maximum interest rates, finance charges and other charges and require disclosures to borrowers. Although most states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies. Some states also require licensing of lenders and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control, the Employee Retirement Income Security Act of 1974, as amended, which we refer to as "ERISA," and federal and state securities laws and regulations.

Requirements of GSEs and HUD

        To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria from time to time established by each GSE and HUD, such as minimum net worth, operational liquidity and collateral requirements and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the respective GSE and HUD. If we fail to comply with the requirements of any of these programs, the relevant GSE or HUD may terminate or withdraw our approval. In addition, the GSEs and HUD have the authority under their guidelines to terminate a lender's authority to sell loans to it and service their loans. The loss of one or more of these approvals would have a material adverse impact on us and could result in further disqualification with other counterparties, and we may be required to obtain additional state lender or mortgage banker licensing to originate loans if that status is revoked.

Regulation as an Investment Adviser

        In the future, one or more of our subsidiaries may be required to register as an investment adviser with the U.S. Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940, as a result of investment management services that it may provide. A registered investment adviser is subject to federal and state laws and regulations primarily intended to benefit the investor or client of the adviser. These laws and regulations include requirements relating to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, record keeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an investment adviser and its advisory clients and general anti-fraud prohibitions. In addition, these laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our advisory activities in the event we fail to comply with those laws and regulations. Sanctions that may be imposed for a failure to comply with applicable legal requirements include the suspension of individual employees, limitations on our engaging in various advisory activities for specified periods of time, the revocation of registrations, other censures and fines.

Employees

        At December 31, 2010, we employed 157 full-time persons. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

        We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

        Our principal Internet website can be found at http://www.walkerdunlop.com. The content of, or otherwise accessible through, our website is not part of this Annual Report on Form 10-K. We make available free of charge on or through our website, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC.

        Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Director Responsibilities and Qualifications), Code of Business Conduct and Ethics, Board of Directors' Committee Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees, Code of Ethics for Principal Executive Officer and Senior Financial Officers and the method by which interested parties may contact our Ethics Hotline.

        In the event of any changes to these charters, codes or guidelines, changed copies will also be made available on our website. If we waive or amend any provision of our code of ethics, we will promptly disclose such waiver or amendment as required by SEC or New York Stock Exchange ("NYSE") rules.

        You may request a copy of any of the above documents, at no cost to you, by writing or telephoning us at: Walker & Dunlop, Inc. 7501 Wisconsin Avenue, Suite 1200E, Bethesda, Maryland 20814, Attention: Investor Relations, telephone (301) 215-5500. We will not send exhibits to these reports, unless the exhibits are specifically requested and you pay a modest fee for duplication and delivery.

Item 1A.    Risk Factors.

        Investing in our common stock involves risks. You should carefully consider the following risk factors, together with all the other information contained in this Annual Report on Form 10-K, before making an investment decision to purchase our common stock. The realization of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations and the market price and liquidity of our common stock, which could cause you to lose all or a significant part of your investment in our common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled "Forward-Looking Statements."

Risks Relating to Our Business

The loss of or changes in our relationships with GSEs, HUD and institutional investors would adversely affect our ability to originate commercial real estate loans through GSE and HUD programs, which would materially and adversely affect us.

        Currently, we originate a significant percentage of our loans for sale through GSE or HUD programs. We are approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Program Plus lender in seven states, the District of Columbia and the metropolitan New York area, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from other GSEs or HUD.

        We also originate loans on behalf of certain life insurance companies, investment banks, commercial banks, pension funds and other institutional investors that directly underwrite and provide funding for the loans at closing. In cases where we do not fund the loan, we act as a loan broker. If these investors discontinue their relationship with us and replacement investors cannot be found on a timely basis, we could be adversely affected.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could materially and adversely affect our business.

        There continues to be substantial uncertainty regarding the future of Fannie Mae and Freddie Mac, including the length of time for which they may continue to exist and in what form they may operate during that period.

        Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities on which they provide guarantees and loans held in their investment portfolios without the direct support of the U.S. federal government, in September 2008, the Federal Housing Finance Agency (the "FHFA") placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae and Freddie Mac by supporting the availability of mortgage financing and protecting taxpayers. The U.S. government program includes contracts between the U.S. Treasury and each of Fannie Mae and Freddie Mac that seek to ensure that each GSE maintains a positive net worth by providing for the provision of cash by the U.S. Treasury to Fannie Mae and Freddie Mac if FHFA determines that its liabilities exceed its assets. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain. Under the statute providing the framework for the GSE's conservatorship, either or both GSEs could also be placed into receivership under certain circumstances.

        The problems faced by Fannie Mae and Freddie Mac resulting in their placement into conservatorship and their delistings from the New York Stock Exchange have stirred debate among some U.S. federal policymakers regarding the continued role of the U.S. government in providing liquidity for mortgage loans. Future legislation could further change the relationship between Fannie Mae, Freddie Mac and the U.S. government, which could change their business charters or structure, or could nationalize or eliminate such entities entirely. We cannot predict if, or when any such legislation may be enacted.

        In February 2011, as part of the Obama administration's financial industry recovery proposal, the U.S. Treasury, in consultation with HUD and other government agencies, released a white paper, "Reforming America's Housing Finance Market, A Report to Congress," which put forth options to reform America's housing finance market. All options involve an eventual phasing out of Fannie Mae and Freddie Mac. The proposals identified a series of short-term modifications to the current government role which are intended to attract greater private capital to the housing market, as the operations of Fannie Mae and Freddie Mac are wound down and the government's role in the housing finance sector is reduced. The modifications to the long-term structure of the U.S. housing finance system included the following three options presented by the U.S. Treasury:

  •
  Option 1: dramatically reduce the government's role in insuring or guaranteeing mortgages, limiting it to Federal Housing Administration (FHA) and other programs targeted to creditworthy lower and moderate income borrowers; with the majority of mortgage financing coming from the private sector.

  •
  Option 2: dramatically reduce the government's role in insuring or guaranteeing mortgages, limiting it to Federal Housing Administration (FHA) and other programs targeted to creditworthy lower and moderate income borrowers; with a government backstop mechanism to ensure access to credit during a housing crisis.

  •
  Option 3: dramatically reduce the government's role in insuring or guaranteeing mortgages, limiting it to Federal Housing Administration (FHA) and other programs targeted to creditworthy lower and moderate income borrowers; private mortgage guarantor companies

    (subject to stringent oversight and capital requirements) would provide guarantees for mortgage-backed-securities, with government reinsurance available for the holders of the securities.

        Each of the above options assumes the continuation and possible expansion of programs operated by FHA to assist targeted borrower groups. The report also states the importance of a careful transition plan and continued financial support for Fannie Mae and Freddie Mac during any transition period.

        Currently, the report and its proposals do not directly address the existing contractual seller/servicer relationships Fannie Mae and Freddie Mac have and the impact of anticipated GSE reform on the existing servicing and/or risk-sharing agreements.

        It is widely anticipated that the U.S. Congress will address the administration's white paper and the operations of the GSEs as part of its next major legislative undertaking, although it is not known when, or if, that will occur. In Section 1491 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), signed into law on July 21, 2010, Congress stated that the "hybrid public-private status of Fannie Mae and Freddie Mac is untenable and must be resolved" and, further, "[i]t is the sense of the Congress that efforts to enhance by [sic] the protection, limitation, and regulation of the terms of residential mortgage credit and the practices related to such credit would be incomplete without enactment of meaningful structural reforms of Fannie Mae and Freddie Mac."

        Currently, we originate a substantial majority of our loans for sale through Fannie Mae and Freddie Mac programs. Furthermore, a substantial majority of our servicing rights are derived from loans we sell through Fannie Mae and Freddie Mac programs. Changes in the business charters, structure or existence of Fannie Mae or Freddie Mac could eliminate or substantially reduce the number of loans we originate, which would have a material adverse effect on us. We cannot predict the extent to which these recommendations may be implemented, or the timing of when any implementation may occur.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

        Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan. Our risk-sharing obligations have been modified and reduced on some Fannie Mae DUS loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2010, we had pledged securities of $14.3 million as collateral against future losses under $6.7 billion of Fannie Mae DUS loans outstanding that are subject to risk-sharing obligations, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," which we refer to as our "at risk balance." As of December 31, 2010, our allowance for risk-sharing as a percentage of the at risk balance was 0.16%, or $10.9 million, and reflects our current estimate of our future payouts under our risk-sharing obligations. We cannot assure you that our estimate will be sufficient to cover future write offs. While we originate loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. In addition, commercial real estate values have generally declined in recent years, in some cases to levels below the current outstanding principal balance of the loan. Also, underwriting standards, including loan-to-value ratios, have become stricter. These factors create a risk that some older loans may not be able to be refinanced at maturity and thus may experience maturity defaults. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2010, our 60 or more days delinquency rate was 0.85% of the Fannie Mae DUS at risk portfolio. If loan defaults continue to increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

If we fail to act proactively with delinquent borrowers in an effort to avoid a default, the number of delinquent loans could increase, which could have a material adverse effect on us.

        As a loan servicer, we maintain the primary contact with the borrower throughout the life of the loan and are responsible, pursuant to our servicing agreements with GSEs, HUD and institutional investors, for asset management. We are also responsible, together with the applicable GSE, HUD or institutional investor, for taking actions to mitigate losses. We believe we have developed an extensive asset management process for tracking each loan that we service. However, we may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can recommend a loss mitigation strategy for GSEs and HUD, decisions regarding loss mitigation are within the control of GSEs and HUD. Recent turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans become delinquent, we incur additional expenses in servicing and asset managing the loan, we are typically required to advance principal and interest payments and tax and insurance escrow amounts, we could be subject to a loss of our contractual servicing fee and we could suffer losses of up to 20% (or more for loans that do not meet specific underwriting criteria or default within 12 months) of the unpaid principal balance of a Fannie Mae DUS loan with full risk-sharing, as well as potential losses on Fannie Mae DUS loans with modified risk-sharing. These items could have a negative impact on our cash flows and a negative effect on the net carrying value of the mortgage servicing right (MSR) on our balance sheet and could result in a charge to our earnings. As a result of the foregoing, a continuing rise in delinquencies could have a material adverse effect on us.

A reduction in the prices paid for our loans and services or an increase in loan or security interest rates by investors could materially and adversely affect our results of operations and liquidity.

        Our results of operations and liquidity could be materially and adversely affected if GSEs, HUD or institutional investors lower the price they are willing to pay to us for our loans or services or adversely change the material terms of their loan purchases or service arrangements with us. A number of factors determine the price we receive for our loans. With respect to Fannie Mae related originations, our loans are generally sold as Fannie Mae-insured securities to third-party investors. With respect to HUD related originations, our loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

        We sell loans directly to Freddie Mac. Freddie Mac may choose to hold, sell or later securitize such loans. We believe terms set by Freddie Mac are influenced by similar market factors as those that impact the price of Fannie Mae-insured or Ginnie Mae securities, although the pricing process differs. With respect to loans that are placed with institutional investors, the origination fees that we receive from borrowers are determined through negotiations, competition and other market conditions.

        Loan servicing fees are based, in part, on the risk-sharing obligations associated with the loan and the market pricing of credit risk. The credit risk premium offered by Fannie Mae for new loans can change periodically but remains fixed once we enter into a commitment to sell the loan. Over the past several years, Fannie Mae loan servicing fees have been higher due to the market pricing of credit risk. There can be no assurance that such fees will continue to remain at such levels or that such levels will be sufficient if delinquencies occur.

        Servicing fees for loans placed with institutional investors are negotiated with each institutional investor pursuant to agreements that we have with them. These fees for new loans vary over time and may be materially and adversely affected by a number of factors, including competitors that may be willing to provide similar services at better rates.

Over the past few years, we have originated mostly multifamily real estate loans that are eligible for sale through GSE or HUD programs. This focus may expose us to greater risk if the CMBS market recovers or alternative sources of liquidity become more readily available to the commercial real estate finance market.

        We originate mostly multifamily real estate loans that are eligible for sale through GSE or HUD programs. Over the past few years, the number of multifamily loans financed by GSE and HUD programs has represented a significantly greater percentage of overall multifamily loan origination volume than in prior years. We believe that this increase is the result, in part, of market dislocation and illiquidity in the secondary markets for non-GSE or HUD loans. To the extent the CMBS market recovers or liquidity in the commercial real estate finance market significantly increases, there may be less demand for loans that are eligible for sale through GSE or HUD programs, and our loan origination volume may be adversely impacted, which could materially and adversely affect us.

A significant portion of our revenue is derived from loan servicing fees, and declines in or terminations of servicing engagements or breaches of servicing agreements, including as a result of non-performance by third parties that we engage for back-office loan servicing functions, could have a material adverse effect on us.

        We expect that loan servicing fees will continue to constitute a significant portion of our revenues for the foreseeable future. Nearly all of these fees are derived from loans that we originate and sell through GSE and HUD programs or place with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise as a result of servicing errors, such as a failure to maintain insurance, pay taxes or provide notices. In addition, we have contracted with a third party to perform certain routine back-office aspects of loan servicing. If we or this third party fails to perform, or we breach or the third-party causes us to breach our servicing obligations to GSEs, HUD and institutional investors, our servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially and adversely affect us.

If one or more of our warehouse facilities, on which we are highly dependent, are terminated, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.

        We require a significant amount of funding capacity on an interim basis for loans we originate. As of December 31, 2010, we had $300 million of committed loan funding available through two commercial banks, $250 million of uncommitted funding available through Fannie Mae As Soon As Pooled ("ASAP") program, and an unlimited amount of uncommitted funding available for Freddie Mac loans through Kemps Landing Capital Company, LLC, an affiliate of Guggenheim Partners.

Consistent with industry practice, three of our existing warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us.

        If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and restrict our ability to make additional borrowings. These facilities also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. As of June 30, 2010, we were in breach of a covenant in one of our warehouse facilities that required the delinquency rate of the Fannie Mae loans on which we have risk-sharing to not increase more than 0.5% from quarter-end to quarter-end. Our delinquency rate increased 0.71% from March 31, 2010 to June 30, 2010. The delinquency rate is calculated based on the unpaid principal amount of Fannie Mae DUS loans on which we have risk-sharing that are sixty or more days delinquent. The lenders under this warehouse line waived the breach, and all related cross-defaults were waived. The covenant was subsequently amended to increase the maximum delinquency rate increase to 1% from quarter-end to quarter-end. While we were in compliance with all financial and other covenants included in our warehouse facilities as of December 31, 2010, there can be no assurance that we will not experience another default of this nature in the future.

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if we breach a representation or warranty made by us in connection with the sale of the loan through a GSE or HUD program, any of which could have a material adverse effect on us.

        We bear the risk that a borrower will choose not to close on a loan that has been pre-sold to an investor or that the investor will choose not to close on the loan, including because a catastrophic change in the condition of a property occurs after we fund the loan and prior to the investor purchase date. We also have the risk of serious errors in loan documentation which prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse line used to finance the loan. Although we have experienced only one failed delivery in our history, we can provide no assurance that we will not experience additional failed deliveries in the future or that any losses will not be material or will be mitigated through property insurance or payment protections.

        We must make certain representations and warranties concerning each loan originated by us for GSE or HUD programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide the following, among other, representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the GSE or HUD and certain laws and regulations; the underlying mortgage represents a valid lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. We are permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy.

        In the event of a breach of any representation or warranty, investors could, among other things, increase the level of risk-sharing on the Fannie Mae DUS loan or require us to repurchase the full amount of the loan and seek indemnification for losses from us. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The GSE or HUD could require us to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited. Our ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. Although we believe that we have capable personnel at all levels, use qualified third parties and have established controls to ensure that all loans are originated pursuant to requirements established by the GSEs and HUD, in addition to our own internal requirements, there can be no assurance that we, our employees or third parties will not make mistakes. Although we have never been required to repurchase any loan, there can be no assurance that we will not be required to do so in the future. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on us.

We expect to offer new loan products to meet evolving borrower demands, including loans that we originate for our balance sheet. Balance sheet lending would increase our risk of loss, and because we are not as experienced with such loan products, we may not be successful or profitable in offering such products.

        Currently, we do not originate loans for our balance sheet, and all loans are pre-sold or placed with an investor before we close on the loan with the borrower. In the future, we expect to offer new loan products to meet evolving borrower demands, including loans that we originate for our balance sheet. Carrying loans for longer periods of time on our balance sheet would expose us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults, impairment charges and interest rate movements. We may initiate new loan product and service offerings or acquire them through acquisitions of operating businesses. Because we may not be as experienced with new loan products or services, we may require additional time and resources for offering and managing such products and services effectively or may be unsuccessful in offering such new products and services at a profit.

Our business is significantly affected by general business, economic and market conditions and cycles, particularly in the multifamily and commercial real estate industry, including changes in government fiscal and monetary policies, and, accordingly, we could be materially harmed in the event of a continued market downturn or changes in government policies.

        We are sensitive to general business, economic and market conditions and cycles, particularly in the multifamily and commercial real estate industry. These conditions include changes in short-term and long-term interest rates, inflation and deflation, fluctuations in the real estate and debt capital markets and developments in national and local economies, unemployment rates, commercial property vacancy and rental rates. Any sustained period of weakness or weakening business or economic conditions in the markets in which we do business or in related markets could result in a decrease in the demand for our loans and services, which could materially harm us. In addition, the number of borrowers who become delinquent, become subject to bankruptcy laws or default on their loans could increase, resulting in a decrease in the value of our MSRs and servicer advances and higher levels of loss on our Fannie Mae loans for which we share risk of loss, and could materially and adversely affect us.

        We also are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), which regulates the supply of money and credit in the United States. The Federal Reserve's policies affect interest rates, which have a significant impact on the demand for commercial real estate loans. Significant fluctuations in interest rates as well as protracted periods of increases or decreases in interest rates could adversely affect the operation and income of multifamily and other commercial real estate properties, as well as the demand from investors for commercial real estate debt in the secondary market. In particular, higher interest rates tend to decrease the number of loans originated. An increase in interest rates could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially and adversely affect us.

We are dependent upon the success of the multifamily real estate sector and conditions that negatively impact the multifamily sector may reduce demand for our products and services and materially and adversely affect us.

        We provide commercial real estate financial products and services primarily to developers and owners of multifamily properties. Accordingly, the success of our business is closely tied to the overall success of the multifamily real estate market. Various changes in real estate conditions may impact the multifamily sector. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

  •
  oversupply of, or a reduction in demand for, multifamily housing;

  •
  a favorable interest rate environment that may result in a significant number of potential residents of multifamily properties deciding to purchase homes instead of renting;

  •
  rent control or stabilization laws, or other laws regulating multifamily housing, which could affect the profitability of multifamily developments;

  •
  the inability of residents and tenants to pay rent;

  •
  increased competition in the multifamily sector based on considerations such as the attractiveness, location, rental rates, amenities and safety record of various properties; and

  •
  increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs.

        Moreover, other factors may adversely affect the multifamily sector, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws and other unforeseen events. Any or all of these factors could negatively impact the multifamily sector and, as a result, reduce the demand for our products and services. Any such reduction could materially and adversely affect us.

For most loans that we service under the Fannie Mae and HUD programs, we are required to advance payments due to investors if the borrower is delinquent in making such payments, which requirement could adversely impact our liquidity and harm our results of operations.

        For most loans we service under the Fannie Mae DUS program, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts up to 5% of the unpaid principal balance if the borrower is delinquent in making loan payments. Once the 5% threshold is met, we can apply to Fannie Mae to have the advance rate reduced to 25% of any additional principal and interest payments and tax and insurance escrow amounts, which Fannie Mae may approve at its discretion. We are reimbursed by Fannie Mae for these advances in the event the loan is brought current. In the event of a default, any advances made by us are used to reduce the proceeds required to settle any loss. Our advances may also be reimbursed, to the extent that the default settlement proceeds on the collateral exceed the unpaid principal balance.

        Under the HUD program, we are obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the HUD mortgage insurance claim and the Ginnie Mae security have been fully paid. In the event of a default on a HUD insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse the remaining losses of principal and interest. Ginnie Mae is currently considering a change to its programs that would eliminate the Ginnie Mae obligation to reimburse us for any losses not paid by HUD in return for our receiving an increased servicing fee. It is uncertain whether these changes will be implemented. An elimination of Ginnie Mae's reimbursement obligation could adversely impact us.

        Although we have funded all required advances from operating cash flow in the past, there can be no assurance that we will be able to do so in the future. If we do not have sufficient operating cash flows to fund such advances, we would need to finance such amounts. Such financing could be costly and could prevent us from pursuing our business and growth strategies.

If we securitize our loans in the future, we will be subject to additional risks that we do not currently face.

        Although some of our loans back Fannie Mae-insured or Ginnie Mae securities, we currently do not directly securitize the loans that we originate. Securitizing our loans would subject us to numerous additional risks, including:

  •
  delayed operating cash flows;

  •
  conditions in the general securities and securitization markets;

  •
  the need to obtain satisfactory credit enhancements;

  •
  retention of credit enhancing residual interests;

  •
  increased potential for earnings fluctuations; and

  •
  risk of mismatch between securitization yields and borrowing rates on our warehouse and other loan funding debt.

        If we were to securitize our loans, we would have to adequately address these and other related risks. Our failure to do so could have a material adverse effect on us.

The requirements associated with being a public company, which will require us to implement significant control systems and procedures, require significant company resources and management attention.

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and performance within specified time periods and maintain effective disclosure controls and procedures and internal control over financial reporting within specified deadlines. Section 404 of the Sarbanes-Oxley Act requires that our management evaluate, and our independent registered public accountant report on, our internal control over financial reporting on an annual basis. We will be required to complete our initial internal controls assessment by the time of the filing of our Form 10-K for our fiscal year ending December 31, 2011. As a result, we will incur significant legal, accounting and other expenses that we did not incur prior to the time we became subject to the requirements of the Exchange Act and the Sarbanes-Oxley Act. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls, internal control over financial reporting and financial reporting and accounting systems designed to meet our reporting obligations on a timely basis, including the timely filing of Exchange Act reports. However, if the measures we take are not sufficient to satisfy our obligations, we may incur further costs and experience continued diversion of management attention, adverse reputational effects and possible regulatory sanctions or civil litigation.

The loss of our key management could result in a material adverse effect on our business and results of operations.

        Our future success depends to a significant extent on the continued services of our senior management, particularly Mr. Walker, our Chairman, President and Chief Executive Officer, Mr. Howard Smith III, our Executive Vice President and Chief Operating Officer, and Mr. Richard Warner, our Executive Vice President and Chief Credit Officer. The loss of the services of any of these individuals could have a material adverse effect on our business and results of operations. We only maintain "key person" life insurance on Mr. Walker.

We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key loan correspondents, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

        We depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. We currently employ approximately 30 loan originators throughout our eight offices. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if we can motivate or retain them but at higher costs, we could be materially and adversely affected.

        We also depend on our network of loan correspondents, who generate a significant portion of our loan originations. During the years ended December 31, 2010 and 2009, correspondents generated 51% and 40%, respectively, of the loans that we originated during those periods. Unlike our loan originators, correspondents are not directly employed by us but are paid a percentage of the origination fee and the ongoing servicing fee for each loan that they help originate. In addition, although we have an exclusive relationship with our correspondents with respect to GSE and HUD loan products, we do not have an exclusive arrangement for any other loan products. While we strive to cultivate long-standing relationships that generate repeat business for us by making available co-marketing materials and educational resources to them, correspondents are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our correspondents and actively compete with us in our efforts to expand our correspondent networks. Competition for loans originated by correspondents was particularly acute when the CMBS market was more robust. Although recent difficulties in the CMBS market have increased demand for GSE and HUD loans, we cannot guarantee that correspondents will continue to provide a strong source of originations for us if and when the CMBS market recovers. We also cannot guarantee that we will be able to maintain or develop new relationships with additional correspondents. If we cannot maintain and enhance our existing relationships and develop new relationships, particularly in geographic areas, specialties or niche markets where our loan originators are not as experienced or well-situated, our growth strategy will be significantly hampered and we would be materially and adversely affected.

We have numerous significant competitors and potential future competitors, many of which may have greater resources and access to capital than we do, and we may not be able to compete effectively in the future.

        We face significant competition across our business, including, but not limited to, commercial banks, commercial real estate service providers and life insurance companies, some of which are also investors in loans we originate. Many of these competitors enjoy competitive advantages over us, including:

  •
  greater name recognition;

  •
  a stronger, more established network of correspondents and loan originators;

  •
  established relationships with institutional investors;

  •
  an established market presence in markets where we do not yet have a presence or where we have a smaller presence;

  •
  ability to diversify and grow by providing a greater variety of commercial real estate loan products on more attractive terms, some of which require greater access to capital and the ability to retain loans on the balance sheet; and

  •
  greater financial resources and access to capital to develop branch offices and compensate key employees.

        Commercial banks may have an advantage over us in originating loans if borrowers already have a line of credit with the bank. Commercial real estate service providers may have an advantage over us to the extent they also offer an investment sales platform. We compete on the basis of quality of service, relationships, loan structure, terms, pricing and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, commercial real estate, loan product expertise and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on the basis of these factors and our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations and GSE and HUD program requirements and consolidation in the commercial real estate finance market could lead to the entry of more competitors. We cannot guarantee that we will be able to compete effectively in the future, and our failure to do so would materially and adversely affect us.

The continuation of certain indemnification obligations of certain of our predecessors could have a material adverse effect on us.

        In connection with the Column transaction, certain predecessor entities that became our wholly owned subsidiaries through the Formation Transaction agreed to indemnify Walker & Dunlop, LLC and its members (including Column) for certain matters, including (i) breaches of representations, warranties and covenants, (ii) any repurchase requirements with respect to loans originated by those subsidiaries, and (iii) liabilities in connection with excluded assets and excluded liabilities. Those indemnification obligations of our subsidiaries will continue following the Formation Transaction. The survival of those obligations will permit the indemnified parties, including Column, to the extent that they sustain damages resulting from any indemnified matter, to assert claims for indemnification against our subsidiaries for the survival period of those obligations. While we are unaware of any potential claims for indemnification against our subsidiaries, any such claims could have a material adverse effect on us.

We have experienced significant growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

        Our recent significant growth may not reflect our future growth potential, and we may not be able to maintain similarly high levels of growth in the future. Our recent growth reflects, in part, the acquisition of certain mortgage banking operations from Column in January 2009, which contributed $5.0 billion to our servicing portfolio and expanded our product lines as well as origination capacity. Much of our growth has also occurred since the onset of the 2008 credit crisis and the resulting tightening of credit standards, as many traditional lenders decreased or ceased their investments in commercial real estate debt. As a result, borrowers looked instead to GSEs, HUD and other sources of lending for multifamily loans. We intend to pursue continued growth by adding more loan originators, expanding our loan product offerings and acquiring complementary businesses, as appropriate, but we cannot guarantee such efforts will be successful. We do not know whether the favorable conditions that enabled our recent growth will continue. Because our recent significant growth is not likely to accurately reflect our future growth or our ability to grow in the future, there can be no assurance that we will continue to grow at the same pace or achieve the same financial results as we have in the past.

        In addition, if our growth continues, it could increase our expenses and place additional demands on our management, personnel, information systems and other resources. Sustaining our growth will require us to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage any growth effectively and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could materially and adversely affect us.

If we acquire companies in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses may not perform as we expect.

        Our future success will depend, in part, on our ability to expand or modify our business in response to changing borrower demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses rather than through internal growth. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions on favorable terms, or at all. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired businesses into our operations, and the process of integration could be expensive and time consuming and may strain our resources. Acquisitions also typically involve significant costs related to integrating information technology, accounting, reporting and management services and rationalizing personnel levels and may require significant time to obtain new or updated regulatory approvals from GSEs, HUD and other authorities. Acquisitions could divert management's attention from the regular operations of our business and result in the potential loss of our key personnel, and we may not achieve the anticipated benefits of the acquisitions, any of which could materially and adversely affect us. In addition, future acquisitions could result in significantly dilutive issuances of equity securities or the incurrence of substantial debt, contingent liabilities or expenses or other charges, which could also materially and adversely affect us.

Risks Relating to Regulatory Matters

If we fail to comply with the numerous government regulations and program requirements of GSEs and HUD, we may lose our approved lender status with these entities and fail to gain additional approvals or licenses for our business. We are also subject to changes in laws, regulations and existing GSE and HUD program requirements, including potential increases in reserve and risk retention requirements that could increase our costs and affect the way we conduct our business, which could materially and adversely affect us.

        Our operations are subject to regulation by federal, state and local government authorities, various laws and judicial and administrative decisions, and regulations and policies of GSEs and HUD. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires us to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure (level of risk-sharing). Fannie Mae requires Fannie Mae DUS lenders to maintain collateral, which may include pledged securities, for our risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loans and the rating of the Fannie Mae DUS lender.

        Regulatory authorities also require us to submit financial reports and to maintain a quality control plan for the underwriting, origination and servicing of loans. Numerous laws and regulations also impose qualification and licensing obligations on us and impose requirements and restrictions affecting, among other things: our loan originations; maximum interest rates, finance charges and other fees that we may charge; disclosures to consumers; the terms of secured transactions; collection, repossession and claims handling procedures; personnel qualifications; and other trade practices. We also are subject to inspection by GSEs, HUD and regulatory authorities. Our failure to comply with these requirements could lead to, among other things, the loss of a license as an approved GSE or HUD lender, the inability to gain additional approvals or licenses, the termination of contractual rights without compensation, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

        Regulatory and legal requirements are subject to change. For example, Fannie Mae has recently increased its collateral requirements, on loans classified by Fannie Mae as Tier II, from 35 basis points to 60 basis points, effective as of January 1, 2011, which applies to approximately 73% of our outstanding Fannie Mae at risk portfolio at December 31, 2010. The incremental collateral required for existing loans will be funded over approximately the next three years in accordance with Fannie Mae requirements. The incremental requirement for any newly originated Fannie Mae Tier II loans will be funded over the 36 months subsequent to the sale of the loan to Fannie Mae. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011. New and existing loans in other Fannie Mae tier classifications will have no change in collateral requirements, at this time. Ginnie Mae has indicated that it is currently considering a change to its programs that would eliminate the Ginnie Mae obligation to reimburse us for any losses not paid by HUD in return for our receiving an increased servicing fee, although it is uncertain whether these changes will be implemented. In addition, Congress has also been considering proposals requiring lenders to retain a portion of all loans sold to GSEs and HUD. The Dodd-Frank Act imposes a requirement that lenders retain "not less than 5 percent of the credit risk" of certain securitized loans, particularly those that are not "qualified residential mortgages." It is currently unclear whether and how the Dodd-Frank Act will apply to commercial real estate lenders. The Dodd-Frank Act requires the federal banking agencies, the Federal Trade Commission (the "FTC"), HUD, and FHFA to issue rules implementing this requirement no later than 270 days after Dodd-Frank's enactment. It also requires the federal banking agencies, the FTC, HUD, and FHFA to issue a joint rule defining a "qualified residential mortgage." Therefore, the applicability of this provision to us and its effect upon our business will not be fully known until these agencies issue the joint rule. It is also impossible to predict any future legislation that Congress may enact regarding the selling of loans to GSEs or any other matter relating to GSEs or loan securitizations. GSEs, HUD and other investors may also change underwriting criteria, which could affect the volume and value of loans that we originate. Changes to regulatory and legal requirements could be difficult and expensive with which to comply and could affect the way we conduct our business, which could materially and adversely affect us.

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to originate or service commercial real estate loans in some states, which could materially and adversely affect us.

        State mortgage loan finance licensing laws vary considerably. Most states and the District of Columbia impose a licensing obligation to originate, broker or purchase commercial real estate loans. Many of those mortgage loan licensing laws also impose a licensing obligation to service commercial real estate loans. If we are unable to obtain the appropriate state licenses or do not qualify for an exemption, we could be materially and adversely affected.

        If these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. The minimum net worth requirement varies from state to state. Further, in limited instances, the net worth calculation may not include recourse on any contingent liabilities. If we do not meet these minimum net worth or line of credit requirements or satisfy other criteria, regulators may revoke or suspend our licenses and prevent us from continuing to originate, broker or service commercial real estate loans, which would materially and adversely affect us.

If we fail to comply with laws, regulations and market standards regarding the privacy, use and security of customer information, we may be subject to legal and regulatory actions and our reputation would be harmed.

        We receive, maintain and store the non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our customer information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers' information.

Risks Related to Our Common Stock

The trading and market price of our common stock may be volatile and could decline substantially.

        The stock markets, including the NYSE (on which our common stock is listed), have experienced significant price and volume fluctuations. As a result, the trading and market price of our common stock is likely to be similarly volatile and subject to wide fluctuations, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance. The market price of our common stock could decline substantially in response to a number of factors, including those listed in this "Risk Factors" section of this Annual Report on Form 10-K and others such as:

  •
  our actual or anticipated financial condition, liquidity and operating performance;

  •
  actual or anticipated changes in our business and growth strategies or the success of their implementation;

  •
  failure to meet, or changes in, our earnings estimates or those of stock analysts;

  •
  publication of research reports about us, the commercial real estate finance market or the real estate industry;

  •
  equity issuances by us, or stock resales by our stockholders, or the perception that such issuances or resales could occur;

  •
  the passage of adverse legislation or other regulatory developments, including those from or affecting GSEs or HUD;

  •
  general business, economic and market conditions and cycles;

  •
  changes in market valuations of similar companies;

  •
  additions to or departures of our key personnel;

  •
  actions by our stockholders;

  •
  actual, potential or perceived accounting problems or changes in accounting principles;

  •
  failure to satisfy the listing requirements of the New York Stock Exchange;

  •
  failure to comply with the requirements of the Sarbanes-Oxley Act;

  •
  speculation in the press or investment community;

  •
  the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

  •
  general market and economic conditions.

        In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their common stock. This type of litigation could result in substantial costs and divert our management's attention and resources, which could have a material adverse effect on our ability to execute our business and growth strategies.

Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of paying dividends, periodically or upon liquidation, may negatively affect the market price of our common stock.

        In the future, we may issue debt or equity securities or incur other borrowings. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute our existing common stockholders' ownership in us and such issuances, or the perception that such issuances may occur, may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on dividend payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to pay dividends to common stockholders. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our other borrowing will negatively affect the market price of our common stock and dilute their ownership in us.

We do not expect to pay dividends in the foreseeable future.

        We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of any dividends in the future will be at the sole discretion of our board of directors and will depend on our results of operations, liquidity, financial condition, prospects, capital requirements and contractual arrangements, any limitations on payments of dividends present in any of our future financing documentation, applicable law and other factors our board of directors may deem relevant. If we do not pay dividends, a return on your investment will only occur if our stock price appreciates.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control.

        Certain provisions of the Maryland General Corporation Law (the "MGCL") may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We will be subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (ii) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder.

        The "control share" provisions of the MGCL provide that "control shares" of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy) entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct and indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors.

        Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to adopt certain mechanisms, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a transaction or a change in control of our company under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

        Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of common or preferred stock that could delay, defer, or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event actions are taken that are not in your best interests.

        Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of the Company and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted with this standard of care. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our charter and bylaws obligate us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, we are obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with companies domiciled in jurisdictions other than Maryland.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

        Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may delay, defer or prevent a change in control of our company that is in the best interests of our stockholders.

We are a holding company with no direct operations and rely on funds received from our subsidiaries for our cash requirements.

        We are a holding company and conduct all of our operations through Walker & Dunlop, LLC, our operating company. We do not have, apart from our ownership of this operating company, any independent operations. As a result, we rely on distributions from our operating company to pay any dividends we might declare on shares of our common stock. We also rely on distributions from this operating company to meet any of our cash requirements, including tax liability on taxable income allocated to us.

        In addition, because we are a holding company, your claims as common stockholders are structurally subordinated to all existing and future liabilities (whether or not for borrowed money) and any preferred equity of our operating company. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating company will be able to satisfy the claims of our common stockholders only after all of our and our operating company's liabilities and any preferred equity have been paid in full.

Our principal stockholders, directors and executive officers own a large percentage of our common stock, which will allow them to exercise significant influence over matters subject to stockholder approval.

        Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 57.9% of the outstanding shares of our common stock as of December 31, 2010, on a fully diluted basis. Accordingly, these executive officers, directors and principal stockholders, collectively, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. Furthermore, we have agreed to nominate one Column designee, currently Edmund Taylor, for election as director at our 2011 annual meeting of stockholders. William Walker, our Chairman, President and Chief Executive Officer, and Mallory Walker, the father of William Walker and the former Chairman of Walker & Dunlop, LLC, have agreed to vote the shares of common stock owned by them for the Column designee at the 2011 annual meeting of stockholders. This significant concentration of stock ownership may adversely affect the market price and liquidity of our common stock due to investors' perception that conflicts of interest may exist or arise.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal headquarters are located in Bethesda, Maryland. We currently maintain an additional six offices across the country, including in: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; New Orleans, Louisiana; New York, New York; and Walnut Creek, California. We believe that our facilities are adequate for us to conduct our present business activities.

        All of our office space is leased. The most significant terms of the lease arrangements for our office space are the length of the lease and the amount of the rent. Our leases have terms varying in duration and rent through 2016, as a result of differences in prevailing market conditions in different geographic locations. We do not believe that any single office lease is material to us. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our results of operations and cash flows when we enter into new leases.

Item 3.    Legal Proceedings.

        On February 17, 2010, Capital Funding Group, Inc. ("Capital Funding") filed a lawsuit in the state Circuit Court of Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column to refinance a large portfolio of senior healthcare facilities located throughout the United States (the "Golden Living Facilities"). Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the refinancing of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column's alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

        Capital Funding further claims that Column and its affiliates and Walker & Dunlop, LLC breached the contract, were unjustly enriched, and committed unfair competition by using Capital Funding's alleged proprietary information for certain allegedly unauthorized purposes. Capital Funding also asserts a separate unfair competition claim against Walker & Dunlop, LLC in which it alleges that Walker & Dunlop, LLC is improperly "taking credit" on its website for certain work actually performed by Capital Funding. Capital Funding seeks damages in excess of $30 million on each of the three claims asserted against all defendants, and an unspecified amount of damages on the separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also seeks injunctive relief in connection with its unjust enrichment and unfair competition claims.

        On May 3, 2010, we answered the complaint, denying liability for all three claims, and are defending ourselves against the allegations. The court denied Walker & Dunlop, LLC's motion to dismiss the unfair competition claim. A trial date for the matter was originally scheduled for Spring 2011.

        We are not aware of any contract between the plaintiff and Column or its affiliates regarding the right to refinance the Golden Living Facilities. Moreover, we believe that Walker & Dunlop, LLC did not assume any of the rights or liabilities related to the original Golden Living Facilities financing, which was provided in part by Column's parent company, Column Financial, Inc. Pursuant to an agreement, dated January 30, 2009 (the "Column Transaction Agreement"), among Column, Walker & Dunlop, LLC, W&D, Inc. and Green Park, Column generally agreed to indemnify Walker & Dunlop, LLC against liability arising from Column's conduct prior to Column's transfer of the assets to Walker & Dunlop, LLC. However, pursuant to the Column Transaction Agreement, Column's indemnification obligation arises only after Column receives a claim notice following the resolution of the litigation that specifies the amount of Walker & Dunlop, LLC's claim.

        To provide for greater certainty regarding Column's indemnification obligations before the resolution of this litigation and to cap our total loss exposure, we secured a further agreement from Column in November 2010 confirming that it will indemnify us for any liabilities that arise as a result of this litigation. As part of this further indemnification agreement, in the event Column is required to pay us for any liabilities under the Capital Funding litigation that it otherwise would not have been obligated to pay under the Column Transaction Agreement, we will indemnify Column for an amount up to $3.0 million. Also as part of this further indemnification agreement, William Walker, our Chairman, President and Chief Executive Officer, and Mallory Walker, former Chairman and current stock holder, in their individual capacities, agreed that if Column is required to indemnify us under this agreement and otherwise would not have been obligated to pay such amounts under the Column Transaction Agreement, Messrs. William Walker and Mallory Walker will pay any such amounts in excess of $3.0 million but equal to or less than $6.0 million. As a result of this agreement, we will have no liability or other obligation for any damage amounts in excess of $3.0 million arising out of this litigation. As a result of the indemnification claim procedures described above, we may be required to bear the significant costs of the litigation and any adverse judgment unless and until we are able to prevail on our indemnification claim. We believe that we will fully prevail on our indemnification claims against Column, and that we ultimately will incur no material loss as a result of this litigation, although there can be no assurance that this will be the case.

        On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC and its affiliates Column Guaranteed LLC and Column Financial, Inc. as defendants. In December 2010, Column assumed the defense of the Company pursuant to the indemnification agreement; counsel for Column will jointly defend Column and the Company in the litigation. Column has agreed to reimburse the Company for substantially all of the legal fees incurred by the Company prior to the date Column assumed the defense of the litigation, which total approximately $1 million.

        For technical reasons, on March 4, 2011, Capital Funding was permitted to file a new complaint against all defendants containing the same allegations as set forth in the November 17th complaint. Capital Funding intends to dismiss the November 17th complaint and pursue the litigation under the March 4th complaint. On March 16, 2011, all defendants filed a motion to dismiss or for summary judgment with regard to all of Capital Funding's claims.

        We cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties and other costs, and our reputation and business may be impacted. Our management believes that any liability that could be imposed on us in connection with the disposition of any pending lawsuits would not have a material adverse effect on our business, results of operations, liquidity or financial condition.

        We may be subject to liability under various other legal actions that are pending or that may be asserted against us in our ordinary course of business.

Item 4.    Removed and Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock commenced trading on the New York Stock Exchange under the symbol "WD" on December 15, 2010. The following table sets forth the intra-day high and low sale prices for our common stock from December 15, 2010 through the end of the reporting period:

	HIGH	LOW
Prices per Share:
2010
Fourth Quarter (from December 15, 2010)	$10.13	$9.00

        As of the close of business on March 24, 2011, there were 13 shareholders of record, and we believe that the number of beneficial holders is much greater.

Dividend Policy

        Since the completion of our initial public offering in December 2010, we have not paid any dividends. We do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate declaring or paying cash dividends in the forseeable future. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual agreements, any limitations on payments of dividends in any of our future financing arrangements, applicable law, and other factors our board of directors may deem relevant. If we do not pay dividends, a return on your investment will only occur if our stock price appreciates.

Stock Performance Graph

        The following chart graphs our performance in the form of cumulative total return to holders of our common stock since December 15, 2010, the date our common stock began trading, in comparison to the Standard & Poor's 500 Index ("S&P 500") and the Russell 2000 Financial Services Index for that same period.

        The comparison below assumes $100 was invested on December 15, 2010 (the first trading day of our common stock) in our common stock and in each of the indices shown, and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

Recent Sales of Unregistered Securities

        On July 29, 2010, we issued 100 shares of common stock to William M. Walker in connection with the formation and initial capitalization of Walker & Dunlop, Inc. for an aggregate purchase price of $100. These shares were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended. The 100 shares were redeemed by us for $100 concurrent with the closing of the initial public offering.

Use of Proceeds

        On December 13, 2010, the SEC declared effective our initial public offering registration statement (File No. 333-168535), pursuant to which we registered and sold 6,666,667 shares of our common stock at a price per share of $10, resulting in gross proceeds of $66.7 million. The offering was completed on December 20, 2010. In connection with the initial public offering, the Company paid $4.7 million in underwriting discounts and commissions. We also incurred approximately $3.6 million of other costs in connection with the offering. We received net proceeds of $58.4 million from the initial public offering after deferred underwriting discounts and commissions and other accrued offering costs.

        On January 19, 2011, we issued an additional 221,292 shares of common stock at $10 per share upon exercise of the overallotment option by the underwriters. We received net proceeds of approximately $2.1 million, net of underwriting discounts and commissions of approximately $0.2 million.

        The initial public offering was underwritten by Credit Suisse Securities (USA) LLC, Keefe, Bruyette & Woods, Inc., and Morgan Stanley & Co. Incorporated, acting as representatives of each of the following underwriters: Credit Suisse Securities (USA) LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co. Incorporated, William Blair & Company, L.L.C., JMP Securities LLC and Stifel, Nicolaus & Company, Incorporated.

        We currently intend to use the net proceeds we received from this offering to execute our growth strategy and fund working capital and for other general corporate purposes. We also may use a portion of these net proceeds for acquisitions of businesses or products that are complementary to our business, although we have no current understandings, commitments or agreements to do so. We cannot specify with certainty all of the particular uses for the net proceeds received. The expected use of net proceeds represents our current intentions based upon our present plans and business conditions.

        Accordingly, our management will have broad discretion in the application of the net proceeds, and investors will be relying on the judgment of our management regarding the application of the proceeds. Pending their uses, we plan to invest the net proceeds of this offering in U.S. government securities and other short-term, investment-grade, interest-bearing instruments or high-grade corporate notes. At December 31, 2010, we have provided warehouse funding for loans with a total principal balance of $47.7 million, included in loans held for sale, using proceeds from our initial public offering. These loans were subsequently sold, in fulfillment of our existing forward sale agreements. We plan to continue to utilize a portion of the capital raised in our initial public offering to provide warehouse funding for loans, until we choose to deploy the proceeds in another manner.

Item 6.    Selected Financial Data.

        The selected historical financial information and supplemental data as of and for the years ended December 31, 2010, 2009, 2008, and 2007 has been derived from our audited historical financial statements of our predecessors. The selected historical financial information as of and for the year ended December 31, 2006, has been derived from the unaudited financial statements of our predecessor entities. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements as of December 31, 2010 and 2009 and for the years ended

December 31, 2010, 2009 and 2008, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
In thousands, except per share amounts	2010	2009	2008	2007	2006
					(unaudited)
Statement of Income Data(1)(2)(5)
Revenues
Gains from mortgage banking activities	$85,203	$57,946	$29,428	$21,930	$21,568
Servicing fees	27,024	20,981	12,257	12,327	13,732
Net warehouse interest income	3,586	4,186	1,787	17	88
Escrow earnings and other interest income	2,056	1,769	3,428	8,993	6,889
Other	3,965	3,879	2,272	7,005	1,145

Total Revenue	$121,834	$88,761	$49,172	$50,272	$43,422

Expenses
Personnel	$42,459	$32,177	$17,008	$16,779	$17,952
Amortization and depreciation	16,959	12,917	7,804	9,067	7,264
Provision for risk-sharing obligations, net	7,469	2,265	1,101	—	—
Interest expense on corporate debt	1,334	1,684	2,679	3,853	1,059
Other operating expenses	13,471	11,114	6,548	4,240	5,446

Total Expenses	$81,692	$60,157	$35,140	$33,939	$31,721

Income from Operations	$40,142	$28,604	$14,032	$16,333	$11,701

Gain on Bargain Purchase(3)	$—	$10,922	$—	$—	$—

Income tax expense(1)(4)	$31,915	—	—	—	—

Net income(1)(4)	$8,227	$39,526	$14,032	$16,333	$11,701

Basic earnings per share(1)(4)	$0.55

Diluted earnings per share(1)(4)	$0.55

Weighted average basic number of shares(4)	15,033,741	14,306,873	9,710,521	10,156,385	10,440,328

Weighted average diluted number of shares(4)	15,036,411	14,306,873	9,710,521	10,156,385	10,440,328

Pro forma net income data (unaudited)
Income from operations, as reported	$40,142	$28,604	$14,032	$16,333	$11,701
Pro forma income tax expense(1)(4)	15,535	11,070	5,430	6,321	4,528

Pro forma income from operations, net of tax(1)(4)	$24,607	$17,534	$8,602	$10,012	$7,173
Bargain purchase gain	—	10,922	—	—	—

Pro forma net income(1)(4)	$24,607	$28,456	$8,602	$10,012	$7,173

Pro forma basic and diluted earnings per share(1)(4)	$1.64	$1.99	$0.89	$0.99	$0.69

Balance Sheet Data(1)(5)
Cash and cash equivalents	$33,285	$10,390	$6,812	$17,437	$13,878
Restricted cash and pledged securities	18,861	19,159	12,031	10,250	10,594
Mortgage servicing rights	106,189	81,427	38,943	32,956	29,994
Loans held for sale	302,851	101,939	111,711	22,543	301,897
Total Assets	485,620	243,732	183,347	89,468	362,044
Warehouse notes payable	248,419	96,612	107,005	22,300	302,100
Notes payable	27,621	32,961	38,176	45,508	48,903
Total Liabilities	360,978	173,921	169,497	81,354	363,144
Total Equity	124,642	69,811	13,850	8,144	1,100
Supplemental Data(2)
Operating margin	33%	32%	29%	32%	28%
Total originations	$3,171,618	$2,229,772	$1,983,056	$2,064,361
Servicing portfolio	$14,619,294	$13,203,317	$6,976,208	$6,054,186

(1)
Our predecessor entities historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing of our initial public offering on December 20, 2010, our tax status changed to a C-corporation and our income became subject to both federal and state corporate tax. Concurrent with the closing of the Formation Transaction and the Company's change in tax status, we recognized approximately $31.6 million of net deferred tax liabilities. For the 12 days following the closing of the Formation transaction, we recognized income tax expense of $0.3 million. For the year ended December 31, 2010, we recognized aggregate tax expense of $31.9 million; and have recognized net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010., The Company's combined effective federal and state tax rate for its income during the 12 days following the closing of the Formation Transaction is 38.7%. We used a combined effective federal and state tax rate of 38.7% to estimate our presented pro forma tax expense, as if the predecessor entities had been tax paying corporations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. In 2009, the Company recorded a gain on bargain purchase of $10.9 million resulting from the Column acquisition. This gain is not considered taxable income, therefore the pro forma adjustment for income tax expense was calculated based upon income from operations, as reported, of $28.6 million.

(2)
Statement of Income Data for the year ended December 31, 2009 includes the results for 11 of the 12 months of the operations acquired in the Column transaction. The results of these operations in January 2009 were not significant.

(3)
We recognized a one-time gain on bargain purchase of $10.9 million in connection with the Column transaction in January 2009. The gain on bargain purchase represents the difference between the fair value of the assets acquired and the purchase price paid.

(4)
Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. generally accepted accounting principles (US GAAP), all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

(5)
Effective January 1, 2008, the Company changed its method of accounting for written loan commitments with the adoption of SEC Staff Accounting Bulletin No. 109 (included in FASB ASC Subtopic 815, Derivatives and Hedging), and adopted FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities (included in FASB ASC Subtopic 825, Financial Instruments), for certain financial assets and liabilities.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with "Selected Financial Data", and the historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings "Forward-Looking Statements," and "Risk Factors," elsewhere in this Annual Report on Form 10-K.

Business

        We are one of the leading providers of commercial real estate financial services in the United States, with a primary focus on multifamily loans. We originate, sell and service a range of multifamily and other commercial real estate financing products.

        We currently do not originate loans for our balance sheet. We fund loans for GSE and HUD programs through warehouse facility financings and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed 2 to 45 days after the loan is closed. In cases where we do not fund the loan, we act as a loan broker and service some of the loans. Our originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers' needs. These loans are then funded directly by the institutional lender and we receive an origination fee for placing the loan and a servicing fee for any loans we service.

        We recognize gains from mortgage banking activities when we commit to both make a loan to a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of loans, net of any guaranty obligations retained. We also generate revenue from net warehouse interest income we earn while the loan is held for sale in one of our warehouse facilities.

        We retain servicing rights on most of the loans we originate, and generate revenues from the fees we receive for servicing the loans, interest income from escrow deposits held on behalf of borrowers, late charges and other ancillary fees. Servicing fees are set at the time an investor agrees to purchase the loan and are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment. Loans serviced outside of Fannie Mae and Freddie Mac do not typically require such payments.

        We are currently not exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. The pair off fee is typically less than the deposit we collect from the borrower. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from any failure to close by an investor. We have experienced only one failed delivery.

        We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb the first 5% of any losses on the unpaid principal balance of a loan, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Except for the Fannie Mae DUS loans acquired in the Column transaction, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap each loan balance subject to full risk-sharing at $25 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $25 million in order to limit our maximum loss exposure on any one loan to $5 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss).

        Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

        In January 2009, W&D, Inc., its affiliate Green Park, and Column, contributed their assets to a newly formed entity, Walker & Dunlop, LLC. The Column transaction brought together Walker & Dunlop's competencies in debt origination, loan servicing, asset management, investment consulting and related services, Green Park's Fannie Mae DUS origination capabilities and Column's Fannie Mae, Freddie Mac and HUD operations, including its healthcare real estate lending business, to form one of the leading providers of commercial real estate financial services in the United States. Substantially all of the assets and liabilities of W&D, Inc. and Green Park, including its wholly owned subsidiary Green Park Express, LLC, were transferred to Walker & Dunlop, LLC in exchange for 5% and 60% interests, respectively, in Walker & Dunlop, LLC, and certain assets and liabilities of Column were transferred to Walker & Dunlop, LLC for a 35% interest in Walker & Dunlop, LLC. We acquired from Column its

$5.0 billion servicing portfolio, together with its Fannie Mae, Freddie Mac and HUD operations, which significantly expanded our GSE and HUD loan origination capabilities.

        In December 2010, we completed our initial public offering, pursuant to which we sold 6,666,667 shares and selling stockholders sold 3,333,333 shares of our common stock at a price per share of $10, resulting in gross proceeds to the Company of $66.7 million. The offering was completed on December 20, 2010. We received net proceeds of $58.4 million from the initial public offering after deferred underwriting discounts and commissions and other accrued offering costs. In connection with our IPO, we completed the Formation Transaction through which Walker & Dunlop, LLC became a wholly owned subsidiary of Walker & Dunlop, Inc., a newly formed Maryland corporation. In connection with the Formation Transaction, members of the Walker family, certain of our directors and executive officers and certain other individuals and entities who owned direct and indirect equity interests in Walker & Dunlop, LLC contributed their respective interests in such entities to Walker & Dunlop, Inc. in exchange for shares of our common stock. Our predecessor entities have historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing our initial public offering on December 20, 2010, our income became subject to both federal and state corporate tax. As a result of the Formation Transaction and change in tax status, we recognized net deferred tax liabilities and a corresponding deferred tax expense on the date of our change in status, and recognized income tax expense for the 12 days following the our change in tax status.

        On January 19, 2011, we issued an additional 221,292 shares of common stock at $10 per share upon the partial exercise of the overallotment option by the underwriters. We received net proceeds of approximately $2.1 million, net of underwriting discounts and commissions of approximately $0.2 million.

Basis of Presentation

        The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. Prior to the Formation Transaction, the financial results of operations include the consolidated financial results of all wholly owned subsidiaries of Walker & Dunlop, Inc. and entities under common control, which became wholly owned subsidiaries of Walker & Dunlop, Inc. in completing the Formation Transaction and closing of our initial public offering. Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with US GAAP, all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. The predecessor companies continue to exist as wholly-owned subsidiaries of the Company.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. We believe the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.

        Mortgage Servicing Rights and Guaranty Obligations.    MSRs are recorded at fair value the day we sell a loan. The fair value is based on estimates of future net cash flows associated with the servicing rights. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan.

        In addition to the MSR, for all Fannie Mae DUS loans with risk-sharing obligations, upon sale we record the fair value of the obligation to stand ready to perform over the term of the guaranty (non-contingent obligation), and the fair value of the expected loss from the risk-sharing obligations in the event of a borrower default (contingent obligation). In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the future cash flows expected to be paid under the guaranty over the life of the loan (historically three to five basis points annually), discounted using a 12-15 percent discount rate. Historically, the contingent obligation recognized has been de minimis. The estimated life and discount rate used to calculate the guaranty obligation are consistent with those used to calculate the corresponding MSR.

        The MSR and associated guaranty obligation are amortized into expense over the estimated life of the loan. The MSR is amortized in proportion to, and over the period, that net servicing income is expected to be received. The guaranty obligation is amortized evenly over the same period. If a loan defaults and is not expected to become current or pays off prior to the estimated life, the unamortized MSR and guaranty obligation balances are expensed.

        We carry the MSRs at the lower of amortized value or fair market value and evaluate the carrying value quarterly. We engage a third party to value our MSRs on an annual basis.

        The Provision for Risk-Sharing Obligations.    The amount of the provision considers our assessment of the likelihood of payment by the borrower or key principal(s), the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the estimates of loss recognition occurs at or before the loan becoming 60 days delinquent.

        Income Taxes—Prior to the Formation Transaction, our predecessor entities operated as pass-through tax entities under the provisions of the Internal Revenue Code and the various states in which they are qualified to do business. As pass through entities, our predecessor entities were subject to insignificant federal, state and local income taxes as the owners separately account for their pro-rata share of the Company's items of income, deductions, losses and credits on their individual tax returns. Therefore, for the years ended December 31, 2009 and 2008, no provision was made in the accompanying financial statements for liabilities for federal, state and local income taxes since such liabilities were the responsibilities of the individual owners. The Company files income tax returns in the applicable U.S federal, state and local jurisdictions and generally is subject to examination by the respective jurisdictions for three years from the filing of a tax return.

        Upon closing the Formation Transaction, we account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

        Deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are paid. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. Deferred tax assets are included in other assets and deferred tax liabilities are included in accounts payable and other accruals on the accompanying consolidated and combined balance sheets.

Overview of Current Business Environment

        In 2010, the economy experienced gradual growth after the period of economic instability which began in the latter half of 2007 and continued through 2008 and 2009. This period has resulted in significant changes in the competitive and regulatory environment of the financial services industry. For example, the passage of the Dodd-Frank Act, signed into law in July 2010, introduces complex, comprehensive legislation, which will have far reaching effects on the industry. While we are not a banking institution, there is uncertainty as to how, in the coming years, Dodd-Frank will impact us and our competitors.

        Although we cannot predict what actions Congress or other governmental authorities may take affecting GSEs, HUD and companies operating in the commercial real estate and finance sectors, we expect some degree of regulatory change is likely. Congress and other governmental authorities have also suggested that lenders should be required to retain on their balance sheet a portion of the loans that they originate, although no regulation has yet been implemented. We may be subject to additional liquidity and capital requirements. Separately, Fannie Mae has recently increased its collateral requirements under the Fannie Mae DUS program, for new and existing loans classified by Fannie Mae as Tier II, from 35 basis points to 60 basis points, effective January 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Fannie Mae has not modified collateral requirements on other Fannie Mae tier classification loans. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011.

        There is a growing sentiment that in 2010, most major commercial real estate markets have started to recover, with momentum building in the fourth quarter. In late 2010, CMBS returned as a financing source, after two years of near inactivity in the CMBS market. We believe demand for commercial real estate loans will increase as substantial levels of existing debt mature and commercial real estate investment activity rebounds. We also believe multifamily lending will continue to be characterized by the strong market presence of GSEs and HUD, given the continued weakness of commercial banks and the secondary market for securitized loans.

Factors That May Impact Our Operating Results

        We believe that our results are affected by a number of factors, including the items discussed below.

  •
  Performance of Multifamily and Other Commercial Real Estate Related Markets.  Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, transaction volumes and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations.

  •
  The Level of Losses from Fannie Mae Risk-Sharing Obligations.  Under the Fannie Mae DUS program, we share risk of loss on most loans we sell. In the majority of cases, we absorb the first 5% of any losses on the unpaid principal balance of a loan, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). As a result, a continuing rise in delinquencies could have a material adverse effect on us.

  •
  The Price of Loans in the Secondary Market.  Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

  •
  Market for Servicing Commercial Real Estate Loans.  Service fee rates for new loans are set at the time we enter into a loan sale commitment based on origination volumes, competition, prepayment rates and any risk-sharing obligations we undertake. Changes in future service fee rates impact the value of our future MSRs and future servicing revenues, which could impact our profit margins and operating results over time.

Revenues

        Gains From Mortgage Banking Activities—Mortgage banking activity income is recognized when we record a derivative asset upon the commitment to both originate a loan with a borrower and sell to an investor. The commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, the estimated fair value of the expected net future cash flows associated with the servicing of the loan and the estimated fair value of guaranty obligations to be retained. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. Mortgage servicing rights and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans.

        Loans originated in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments and because the borrower will also have to pay an origination fee to the ultimate institutional lender.

        Premiums received on the sale of a loan result when a loan is sold to an investor for more than its face value. There are various reasons investors may pay a premium when purchasing a loan. For example, the fixed rate on the loan may be higher than the rate of return required by an investor or the characteristics of a particular loan may be desirable to an investor.

        MSRs are recorded at fair value the day we sell a loan. The fair value is based on estimates of future net cash flows associated with the servicing rights. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the loan.

        Servicing Fees.    We service nearly all loans we originate. We earn servicing fees for performing certain loan servicing functions, such as processing loans, tax and insurance payments and managing escrow balances. Servicing also includes asset management functions, such as monitoring the physical condition of the property, analyzing the financial condition and liquidity of the borrower and performing loss mitigation activities as directed by the GSEs and HUD.

        Our servicing fees, on loans we originate, provide a stable revenue stream. They are based on contractual terms, are earned over the life of the loan and are generally not subject to prepayment risk. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment. Accordingly, we currently do not hedge our servicing portfolio for prepayment risk. Any make-whole payments received are included in "Revenues—Other."

        HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee.

        Net Warehouse Interest Income.    We earn net interest income on loans funded through borrowings from our warehouse facilities from the time the loan is closed until the loan is sold pursuant to the loan purchase agreement. Each borrowing on a warehouse line relates to a specific loan for which we have already secured a loan sale commitment with an investor. Because of this "matched funding," we do not incur warehouse interest expense without earning warehouse interest income. Related interest expense from the warehouse loan funding is netted against interest income. Net warehouse interest income varies based on the period of time between the loan closing and the sale of the loan to the investor, the size of the average balance of the loans held for sale, and the net interest spread between the loan coupon rate and the cost of warehouse financing. Loans typically remain in the warehouse facility for 2 to 45 days. Loans that we broker for institutional investors and other investors are funded directly by them.

        Escrow Earnings and Other Interest Income.    We earn interest income on property level escrow deposits in our servicing portfolio, generally based on an average 30-day LIBOR. Escrow earnings reflect interest income net of interest paid to the borrower, which generally equals a money market rate.

        Other.    Other income is comprised of investment consulting and related services fees, make-whole payments and other miscellaneous non-recurring revenues.

Costs and Expenses

        Personnel.    Personnel expense includes the cost of employee compensation and benefits, which include fixed and discretionary amounts tied to company and individual performance.

        Amortization and Depreciation.    Amortization and depreciation is principally comprised of amortization of our MSRs. The MSRs are amortized in proportion to, and over the period that, net servicing income is expected to be received. We amortize the guaranty obligations evenly over the same period as the associated MSRs. We depreciate property, plant and equipment ratably over their estimated useful lives.

        Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations is established at the loan level for Fannie Mae DUS risk-sharing loans when the borrower has defaulted on the loan or we believe it is probable the borrower will default on the loan and a loss has been incurred. This provision is in addition to the guaranty obligation that is recognized when the loan is sold. Our estimates of value are based on appraisals, broker opinions of value or net operating income and market capitalization rates, whichever we believe is a better estimate of the net disposition value.

        Other Operating Expenses.    Other operating expenses include sub-servicing costs, facilities costs, travel and entertainment, marketing costs, professional fees, licenses, dues and subscriptions, corporate insurance and other administrative expenses. As a result of the completion of our initial public offering in December 2010, we became a public company and our costs for items such as legal services, insurance, accounting services and investor relations will increase relative to our historical costs for such services as a private company. We expect to incur additional costs to maintain compliance with the Sarbanes-Oxley Act and the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange.

        Income Tax Expense.    Our predecessor entities historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing of our initial public offering on December 20, 2010, our tax status changed to a C-corporation and our income became subject to both federal and state corporate tax. As a result of the Formation Transaction and change in tax status, we recognized net deferred tax liabilities and a corresponding deferred tax expense in the fourth quarter of 2010. We recognized income tax expense for the 12 days following the Formation Transaction, and the Company's combined effective federal and state tax rate for its income during those 12 days is 38.7%.

Results of Operations

        Following is a discussion of our results of operation for years ended December 31, 2010, 2009, and 2008. The financial results are not necessarily indicative of future results. Our business is not typically subject to seasonal trends. However, our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions. Please refer to "Selected Financial Data" and the table below, which provides supplemental data regarding our financial performance.

	For the Year Ended December 31,
Dollars in thousands	2010	2009	2008
Origination Data:
Origination Volumes by Investor
Fannie Mae	$1,572,096	$1,413,144	$1,234,273
Freddie Mac	526,661	255,997	—
Ginnie Mae—HUD	616,075	217,186	—
Other(1)	456,786	343,445	748,783

Total	$3,171,618	$2,229,772	$1,983,056

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	35%	36%	35%
Other operating expenses	11%	13%	13%
Total expenses	67%	68%	71%
Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.33%	1.24%	0.71%
Fair value of MSRs created, net	1.36%	1.35%	0.77%

	As of December 31,
	2010	2009	2008
Servicing Portfolio by Type
Fannie Mae	$9,459,813	$8,695,229	$5,182,824
Freddie Mac	2,467,567	2,055,821	—
Ginnie Mae—HUD	836,924	350,676	—
Other(1)	1,854,990	2,101,591	1,793,384

Total	$14,619,294	$13,203,317	$6,976,208

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.20%	0.18%	0.17%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Overview

        Our consolidated income from operations was $40.1 million for the year ended December 31, 2010, compared to $28.6 million for the year ended December 31, 2009, a 40% increase. Our total revenues were $121.8 million for the year ended December 31, 2010, compared to $88.8 million for the year ended December 31, 2009, a 37% increase. Our total expenses were $81.7 million for the year ended December 31, 2010, compared to $60.2 million for the year ended December 31, 2009, a 36% increase. Our operating margins were 33% for the year ended December 31, 2010, compared to 32% for the year ended December 31, 2009. The increases in revenues and earnings were primarily attributable to significantly higher overall origination volumes and slightly higher fees per transaction, offset by increases in personnel expenses due to increased commissions on loan originations, increases in amortization costs attributed to the growth in our servicing portfolio and an increase in the provision for risk-sharing obligations based on a review of loan-specific data.

        Our net income was $8.2 million for the year ended December 31, 2010, compared to $39.5 million for the year ended December 31, 2009. Our 2010 income was reduced by income tax expense of $31.9 million, of which $31.6 million relates to the recognition of temporary differences between book and taxable income upon the completion of our Formation Transaction, and $0.3 million relates to our income tax expense for the 12 days following the completion of the Formation Transaction. Our net income for the year ended December 31, 2009 did not contain any similar tax expense and included a one-time bargain purchase gain of $10.9 million resulting from the Column transaction in January 2009.

        Pro forma net income for 2010 and 2009 was computed as if the Company's income had been taxed at the corporate level at a composite rate of 38.7%, rather than at the individual investor level for the pass-through entities. If the Company had operated as a taxable entity for the years ended December 31, 2010 and 2009, net income in 2010 would have been $24.6 million, compared to $28.5 million in 2009, a 14% decrease. As noted above, 2009 contained a one-time bargain purchase gain of $10.9 million, resulting from the Column transaction, which was not subject to federal income tax due to the nature of the transaction, and as a result, was not included in the calculation of pro forma income tax expense. Removing the impact of the bargain purchase gain, pro forma income from operations, net of tax, was $24.6 million in 2010 compared to $17.5 million in 2009, a 40% increase. The increases observed in 2010, when compared to 2009, are primarily attributable to our increased origination volume and higher fees per transaction.

Revenues

        Gains From Mortgage Banking Activities.    Gains from mortgage banking activities were $85.2 million for the year ended December 31, 2010, compared to $57.9 million for the year ended December 31, 2009, a 47% increase. Gains reflect the fair value of loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained.

        Loan origination related fees were $42.2 million for the year ended December 31, 2010, compared to $27.7 million for the year ended December 31, 2009, a 52% increase. This increase was primarily attributable to increases in origination volumes and a shift in product mix, particularly Freddie Mac and HUD originations. Origination volumes increased to $3.2 billion in 2010, compared to $2.2 billion in 2009, a 42% increase. The GSEs and HUD comprised 86% and 85% of originations in 2010 and 2009, respectively. Our origination fees as a percentage of origination volumes increased to 133 basis points in 2010 from 124 basis points in 2009, a 7% increase.

        The fair value of the expected net future cash flows associated with the servicing of the loan was $43.1 million for the year ended December 31, 2010, compared to $30.2 million for the year ended December 31, 2009, a 42% increase. This increase was primarily attributable to a 42% increase in origination volumes. The fair value of the expected net future cash flows associated with the servicing of the loan as a percentage of origination volumes, was 136 basis points in 2010, compared to 135 basis points in 2009.

        Servicing Fees.    Servicing fees were $27.0 million for the year ended December 31, 2010, compared to $21.0 million for the year ended December 31, 2009, a 29% increase. This increase was primarily attributable to an 11% increase in the servicing portfolio to $14.6 billion at December 31, 2010 from $13.2 billion at December 31, 2009, coupled with an increase in the weighted-average servicing fee rate to 20 basis points at December 31, 2010 from 18 basis points at December 31, 2009, an 11% increase. The higher weighted-average servicing fee reflects a year over year increase in the servicing fee rate for new Fannie Mae loans.

        Net Warehouse Interest Income.    Net warehouse interest income was $3.6 million for the year ended December 31, 2010, compared to $4.2 million for the year ended December 31, 2009, a 14% decrease. The decrease is attributed to a 155 basis point, or 39%, decrease in the average net spread between the loan coupon rate and the cost of warehouse financing, offset by a 40% increase in the average outstanding warehouse balance. The components of net warehouse interest income are (in thousands):

	Year Ended December 31,
	2010	2009
Warehouse interest income	$8,427	$6,532
Warehouse interest expense	4,841	2,346

Warehouse interest income, net	$3,586	$4,186

        Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $2.1 million for the year ended December 31, 2010, compared to $1.8 million for the year ended December 31, 2009, a 16% increase. This increase was primarily attributable to the growth of the servicing portfolio and an increase in the relative percentage of HUD loans in the servicing portfolio, as they generate greater escrow earnings when compared to other GSE product types.

        Other.    Other income was $4.0 million for the year ended December 31, 2010, compared to $3.9 million for the year ended December 31, 2009, a 2% increase. This increase was primarily attributable to an increase in application fees derived from increased origination activity.

Expenses

        Personnel.    Personnel expense was $42.5 million for the year ended December 31, 2010, compared to $32.2 million for the year ended December 31, 2009, an 32% increase. This increase was primarily attributable to the additional commissions associated with a 42% increase in loan origination volume.

        Amortization and Depreciation.    Amortization and depreciation expense was $17.0 million for the year ended December 31, 2010, compared to $12.9 million for the year ended December 31, 2009, a 31% increase. This increase was primarily attributable to increased loan origination activity and resulting capitalization of MSRs.

        Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $7.5 million for the year ended December 31, 2010, compared to $2.3 million for the year ended December 31, 2009, a $5.2 million and 230% increase. The provision for risk-sharing obligations was eleven and four basis points of the Fannie Mae at risk portfolio balances as of December 31, 2010, and 2009, respectively. The increase observed in 2010 is primarily attributable to provision accruals related to portfolios of loans associated with five key principals, which amount to $4.7 million. The remaining increase in the provision was attributable to the facts and circumstances surrounding the loans we service, the related borrowers, key principals and underlying collateral.

        While the 60-day delinquency rate increased to 0.85% of the at risk portfolio at December 31, 2010 from 0.31% of the at risk portfolio at December 31, 2009, the allowance for risk-sharing obligations as a percentage of the specifically identified at risk balances decreased to 7.9% in 2010 from 11.6% in 2009. The 2010 net write-offs were $2.1 million or three basis points of the at risk portfolio, compared to $0.5 million or one basis point of the at risk portfolio in 2009. We have not incurred any losses relating to troubled debt restructurings within our servicing portfolio.

        Interest Expense on Corporate Debt.    The interest expense on corporate debt was $1.3 million for the year ended December 31, 2010, compared to $1.7 million for the year ended December 31, 2009, a 21% decrease. This decrease was primarily attributable to a 15% decrease in the average corporate debt outstanding and a 45 basis point decline in the average 30-day LIBOR.

        Other Operating Expenses.    Other operating expenses were $13.5 million for the year ended December 31, 2010, compared to $11.1 million for the year ended December 31, 2009, a 21% increase. This increase was primarily attributable to increases in sub-servicing fees paid to third parties resulting from the growth of the servicing portfolio, preferred broker marketing and office expenses associated with increased loan origination activities, offset by a decrease in professional fees.

        Income Tax Expense.    Income tax expense for 2010 was $31.9 million as a result of changing the Company's tax status in December 2010 upon closing of the Formation Transaction. We recognized approximately $30.2 million of net deferred tax liabilities and a corresponding deferred tax expense in the fourth quarter of 2010. We recognized income tax expense of approximately $1.7 million for the 12 days following the closing of the Formation Transaction, and the Company's combined effective federal and state tax rate for its income during those 12 days is 38.7%. There were no income tax charges recognized in 2009 due to our predecessor entities' pass through tax status.

        On a pro forma basis, income tax expense for 2010 was $15.5 million, compared to $11.1 million in 2009. We used a combined effective federal and state tax rate of 38.7% to estimate our presented pro forma tax expense, as if the Company had been a tax paying corporation, for the periods ended December 31, 2010 and 2009. In 2009, the Company recorded a gain on bargain purchase of $10.9 million resulting from the Column acquisition. This gain is not considered taxable income, therefore the pro forma income tax expense was calculated based upon income from operations, as reported, of $28.6 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Overview

        Our income from operations was $28.6 million for the year ended December 31, 2009, compared to $14.0 million for the year ended December 31, 2008, a 104% increase. Our total revenues were $88.8 million for the year ended December 31, 2009, compared to $49.2 million for the year ended December 31, 2008, an 81% increase. Our total expenses were $60.2 million for the year ended December 31, 2009, compared to $35.1 million for the year ended December 31, 2008, a 71% increase. Our operating margins were 32% for the year ended December 31, 2009, compared to 29% for the year ended December 31, 2008. The increases in revenues and earnings were primarily attributable to higher origination volumes resulting from the additional capabilities acquired in the Column transaction and higher origination fees per comparable transaction.

  Revenues

        Gains From Mortgage Banking Activities.    Gains from mortgage banking activities were $57.9 million for the year ended December 31, 2009, compared to $29.4 million for the year ended December 31, 2008, a 97% increase. Gains reflect the fair value of loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained.

        Loan origination related fees were $27.7 million for the year ended December 31, 2009, compared to $14.1 million for the year ended December 31, 2008, a 97% increase. This increase was primarily attributable to larger origination volumes and higher origination fees per comparable transaction associated with a shift toward GSE and HUD origination and away from institutional investors. Origination volumes increased to $2.2 billion in 2009, compared to $2.0 billion in 2008, a 12% increase. The 2009 volumes reflect the more challenging credit markets, the smaller appetite of institutional investors and increased reliance on GSEs and HUD for the secondary market. The GSEs and HUD comprised 85% and 62% of originations in 2009 and 2008, respectively. Our origination fees as a percentage of origination volumes increased to 124 basis points in 2009, from 71 basis points in 2008, a 75% increase.

        The fair value of the expected net future cash flows associated with the servicing of the loan was $30.2 million for the year ended December 31, 2009, compared to $15.3 million for the year ended December 31, 2008, a 97% increase. This increase was primarily attributable to a 12% increase in origination volumes, and an increase in MSR per comparable transaction. The fair value of the expected net future cash flows associated with the servicing of the loan as a percentage of origination volumes, was 135 basis points in 2009, compared to 77 basis points in 2008, a 75% increase. This increase results from an increased concentration in GSE and HUD originations and an increase in the servicing fee rate for new Fannie Mae loans.

        Servicing Fees.    Servicing fees were $21.0 million for the year ended December 31, 2009, compared to $12.3 million for the year ended December 31, 2008, a 71% increase. This increase was primarily attributable to an increase in the servicing portfolio to $13.2 billion at December 31, 2009 from $7.0 billion at December 31, 2008, an 89% increase, which was primarily due to the servicing acquired in the Column transaction, offset by a decrease in the weighted-average servicing fee rate to 18 basis points at December 31, 2009 from 18 basis points at December 31, 2008, a 1% decrease. The lower weighted-average servicing fee reflects the addition of Freddie Mac and HUD loans to the servicing portfolio.

        Net Warehouse Interest Income.    Net warehouse interest income was $4.2 million for the year ended December 31, 2009, compared to $1.8 million for the year ended December 31, 2008, a 134% increase. This increase was primarily attributable to an 18% increase in the average outstanding warehouse balance, together with a 198 basis point increase in the average net spread between the loan coupon rate and the cost of warehouse financing. The components of net warehouse interest income are (in thousands):

	Year Ended December 31,
	2009	2008
Warehouse interest income	$6,532	$4,221
Warehouse interest expense	2,346	2,434

Warehouse interest income, net	$4,186	$1,787

        Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $1.8 million for the year ended December 31, 2009, compared to $3.4 million for the year ended December 31, 2008, a 48% decrease. This decrease was primarily attributable to a 255 basis point decline in the average 30-day LIBOR, offset by the growth of the servicing portfolio.

        Other.    Other income was $3.9 million for the year ended December 31, 2009, compared to $2.3 million for the year ended December 31, 2008, a 71% increase. This increase was primarily attributable to an increase in application fees from the higher origination activity, a $0.6 million gain on the sale of certain MSRs and a $1.1 million increase in investment consulting and related services fees in 2009.

        Gain on Bargain Purchase.    In 2009, we recognized a one time gain on bargain purchase of $10.9 million in connection with the Column transaction. The gain on bargain purchase represents the difference between the fair market value of the net assets acquired and the purchase price paid.

  Expenses

        Personnel.    Personnel expense was $32.2 million for the year ended December 31, 2009, compared to $17.0 million for the year ended December 31, 2008, an 89% increase. This increase was primarily attributable to the additional commissions associated with the increases in loan origination related fees and the personnel expense associated with employees added from the Column transaction in 2009.

        Amortization and Depreciation.    Amortization and depreciation expense was $12.9 million for the year ended December 31, 2009, compared to $7.8 million for the year ended December 31, 2008, a 66% increase. This increase was primarily attributable to growth of the servicing portfolio resulting from the Column transaction.

        Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $2.3 million for the year ended December 31, 2009, compared to $1.1 million for the year ended December 31, 2008, a $1.2 million increase. The provision for risk-sharing obligations was four and three basis points of the Fannie Mae at risk portfolio balances as of December 31, 2009, and 2008, respectively. While the 60-day delinquency rate declined to 0.31% of the at risk portfolio at December 31, 2009 from 0.56% of the at risk portfolio at December 31, 2008, the increase in the provision included certain loans that were not delinquent, but for which we believed default was probable. The 2009 net write-offs were $0.5 million or one basis point of the at risk portfolio. There were no write-offs in 2008.

        Interest Expense on Corporate Debt.    The interest expense on corporate debt was $1.7 million for the year ended December 31, 2009, compared to $2.7 million for the year ended December 31, 2008, a 37% decrease. This decrease was primarily attributable to a 15% decrease in the average corporate debt outstanding and a 255 basis point decline in the average 30-day LIBOR.

        Other Operating Expenses.    Other operating expenses were $11.1 million for the year ended December 31, 2009, compared to $6.5 million for the year ended December 31, 2008, a 70% increase. This increase was primarily attributable to the costs of adding seven offices and 38 employees in connection with the Column transaction in 2009.

Financial Condition

  Cash Flows from Operating Activities

        Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income and other income, net of loan purchases and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings and the period of time loans are held for sale in the warehouse.

  Cash Flow from Investing Activities

        We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest immaterial amounts of cash in property, plant and equipment.

  Cash Flow from Financing Activities

        We use our warehouse facilities to fund loan closings. We believe that our current warehouse facilities are adequate to meet our increasing loan origination needs. Historically we have used long-term debt to fund acquisitions.

        Although historically our excess cash flows from operations have been distributed to owners, we currently have no intention to pay dividends on our common stock in the foreseeable future.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

        Our unrestricted cash balance was $33.3 million and $10.4 million as of December 31, 2010, and December 31, 2009, respectively, a $22.9 million increase.

        Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 45 days, and impact cash flows presented as of a point in time. We used $171.3 million in cash flows from operations for the year ended December 31, 2010 compared to cash provided by operations of $20.4 million for the year ended December 31, 2009. The increase in cash flows used in operations in 2010 is primarily attributable to the use of $199.4 million to fund loan originations, net of sales of loans to third parties; compared to proceeds of $10.4 million from funding loan originations, net of sales to third parties in 2009. Excluding cash provided by and used for the sale and purchase of loans, cash flows from operations were $28.0 million and $10.0 million for the years ended December 31, 2010 and 2009, respectively.

        We invested $0.6 million and $0.1 million for the year ended December 31, 2010, and 2009, respectively, a $0.5 million increase. These amounts represent immaterial investments in property, plant and equipment.

        Cash provided by financing activities was $194.8 million for the year ended December 31, 2010 compared to $16.7 million cash used in financing activities for the year ended December 31, 2009. This increase is primarily attributed to the receipt of proceeds from our initial public offering of $58.4 million, as well as draws on our warehouse facilities of approximately $151.8 million, which were offset by dividends paid to stockholders of $10.1 million in 2010. In 2009, cash flows from financing activities included net repayments of warehouse notes of $10.4 million, and cash received in the Column acquisition of $8.9 million in 2009.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

        Our unrestricted cash balance was $10.4 million and $6.8 million as of December 31, 2009, and December 31, 2008, respectively, a $3.6 million increase.

        Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 45 days, and impact cash flows presented as of a point in time. We generated $20.4 million of cash flows from operations for the year ended December 31, 2009 compared to using $79.5 million of cash for the year ended December 31, 2008. The 2009 cash flows include proceeds of $10.4 million from the sale of loans held for sale, while the 2008 cash flows include $84.7 million of cash used for the purchase of loans held for sale. Excluding cash provided by and used for the sale and purchase of loans, cash flows from operations were $10.0 million and $5.2 million for 2009 and 2008, respectively. The increase in this component of cash flows from operations was primarily attributable to an increase in net income, less fair value of MSRs created and gain on bargain purchase, plus amortization and depreciation.

        We invested $0.1 million and $0.2 million for the year ended December 31, 2009, and 2008, respectively, a $0.1 million increase. These amounts represent immaterial investments in property, plant and equipment.

        We used $16.7 million of cash from financing activities for the year ended December 31, 2009, compared to $69.1 million of cash generated from financing activities for the year ended December 31, 2008, an $85.7 million decrease. This decrease was attributable to a $95.1 million decrease in warehouse facilities outstanding, and a $2.5 million increase in distributions to owners, offset by a cash contribution from the Column transaction.

Liquidity and Capital Resources

  Uses of Liquidity, Cash and Cash Equivalents

        Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, (ii) working capital to support our day-to-day operations, including debt service payments, servicer advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient, and (iii) liquidity necessary to pay down our debt obligations of approximately $0.2 million maturing on January 28, 2011. We have an option to extend the term note, which has an unpaid principal balance of $27.0 million at December 31, 2010, from its initial maturity date of October 31, 2011 to October 31, 2013, subject to certain conditions.

        We also require working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. Fannie Mae has indicated that it will be increasing its collateral requirements for certain loans, see "Restricted Cash and Pledged Securities". Congress and other governmental authorities have also suggested that lenders will be required to retain on their balance sheet a portion of the loans that they originate, although no regulation has yet been implemented. In either scenario, we would require additional liquidity to support the increased collateral requirements.

        Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio, if at any time it determines that the Company's financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of December 31, 2010 and 2009. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2010, the net worth requirement was $44.6 million and the Company's net worth was $124.2 million. As of December 31, 2010, we were required to maintain at least $8.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2010, we had operational liquidity of $33.3 million.

        We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future.

        Historically, our cash flows from operations have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. Similarly, we believe that cash flows from operations should be sufficient for us to meet our current obligations for the next 12 months.

  Restricted Cash and Pledged Securities

        Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of December 31, 2010, and December 31, 2009 we pledged securities to collateralize our Fannie Mae DUS risk-sharing obligations of $14.3 million and $11.6 million, respectively, all of which were in excess of current requirements.

        We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. Fannie Mae has recently increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of December 31, 2010, the additional proposed collateral required by the end of the three year period is expected to be approximately $12.3 million. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011.

  Sources of Liquidity: Warehouse Facilities

        We have four warehouse facilities that we use to fund substantially all of our loan originations. Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, one is an uncommitted facility we expect to renew annually, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms. The amounts we have outstanding on our warehouse lines as of any quarter-end are generally a function of the timing of the execution of loan sales. Our warehouse facilities are as follows:

  •
  We have a $150 million committed warehouse line with Bank of America, N.A. and TD Bank, N.A. that matures on November 28, 2011. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac and HUD loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 250 basis points. As of December 31, 2010, we had $105.8 million of borrowings outstanding under this line and corresponding loans held for sale. This line has been renewed successfully every year since we originally entered into the warehouse facility in 2005.

    This warehouse line includes various operating and financial covenants at the Walker & Dunlop, LLC entity level, including requirements for a minimum tangible net worth of $75 million, a debt to tangible net worth ratio of no more than 6 to 1, minimum liquid assets of at least $7 million, a maximum delinquency rate of no more than 2% (based on the unpaid principal amount of Fannie Mae DUS loans that are sixty or more days delinquent), and a maximum delinquency rate increase of no more than 1% (based on the unpaid principal amount of the Fannie Mae DUS loans on which we have risk-sharing that are sixty or more days delinquent) from quarter-end to quarter-end. Prior to July 30, 2010, the quarter over quarter maximum delinquency rate increase was 0.5%. We were in breach of this delinquency rate covenant as of June 30, 2010, based on our delinquency rate increase of 0.71% from March 31, 2010 to June 30, 2010. The lenders under this warehouse line waived the breach, any related cross-defaults were waived and the covenant was amended to increase the maximum delinquency rate percentage change to 1% from quarter-end to quarter-end. We were in compliance with all covenants at December 31, 2010 and we do not expect that the June 30, 2010 breach of the delinquency rate covenant will have any adverse effect on our ability to borrow under our existing warehouse facilities in the future.

  •
  We have a $150 million committed warehouse line with PNC Bank N.A. that matures on June 29, 2011. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac, and HUD loan closings. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 250 basis points. As of December 31, 2010, we had $28.8 million of borrowings outstanding under this line and corresponding loans held for sale. This line has been renewed successfully every year since we originally entered into the warehouse facility in 2000. This warehouse line includes various operating and financial covenants at the Walker & Dunlop, LLC entity level, including requirements for a minimum adjusted tangible net worth of $85 million, an adjusted debt to adjusted tangible net worth ratio of no more than 3 to 1, minimum cash and cash equivalents of at least $7 million, a maximum delinquency rate of no more than 2% (based on the unpaid principal amount of loans that are sixty or more days delinquent) and a maximum delinquency rate increase of no more than 2% (based on the aggregate amount of unpaid principal amount of the Fannie Mae DUS loans on which we have risk-sharing that are sixty or more days delinquent) from quarter-end to quarter-end.

  •
  We have an unlimited uncommitted warehouse line and repurchase facility with Kemps Landing Capital Company, LLC, an affiliate of Guggenheim Partners, that matures March 31, 2011. The line provides us with the ability to fund Fannie Mae and Freddie Mac loans. Advances are made at the lesser of 100% of the loan balance or the purchase price of the loan. Borrowings under this line bear interest at the average 30-day LIBOR plus 275 basis points. As of December 31, 2010, we had no borrowings outstanding under this line. This warehouse line includes various operating and financial covenants at the Walker & Dunlop, LLC entity level, including requirements for a minimum net worth of $2 million and minimum liquid assets of $0.2 million. On March 16, 2011, the Company amended its agreement with Kemps Landing Capital Company, LLC. The amendment extends the maturity date of the uncommitted line to March 16, 2012 and reduces the rate for borrowings under this line to the average 30-day LIBOR plus 250 basis points.

  •
  We have a $250 million uncommitted facility with Fannie Mae under its As Soon As Pooled funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day

    LIBOR plus 100 basis points. As of December 31, 2010, we had $113.8 million of borrowings outstanding under this program. There is no expiration date for this facility.

        These agreements also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. We are in compliance with all of our warehouse line covenants.

        At December 31, 2010, we have provided warehouse funding for loans we originated with a total principal balance of $47.7 million, included in loans held for sale, using proceeds from our initial public offering. We plan to continue to utilize a portion of the capital raised in our initial public offering to provide warehouse funding for loans which we originate, until we choose to deploy the proceeds in another manner.

  Debt Obligations

        On October 31, 2006, we entered into a $42.5 million credit agreement with Bank of America. On January 30, 2009, the loan was amended to add pledges of all of the ownership interests in Walker & Dunlop, LLC, our wholly owned subsidiary, as collateral for the note. The loan is scheduled to mature on October 31, 2011; however we have an option to extend the agreement maturity date to October 31, 2013, subject to certain conditions. We do not anticipate that we will violate any conditions which would prevent us from exercising the option to extend the maturity date of the note. The loan bears interest at the average 30-day LIBOR plus 350 basis points and has annual principal reductions of $3.6 million. As of December 31, 2010, the outstanding note balance was $27.0 million.

        We are subject to the same financial covenants, including the delinquency rate covenant, under this loan as we have under the Bank of America warehouse line. As with the warehouse line, we were in breach of the delinquency rate covenant as of June 30, 2010. The lender waived the breach, any related cross-defaults were waived and the covenant was amended to increase the maximum delinquency rate percentage to change to 1% from quarter-end to quarter-end. In addition, the term loan includes the following requirements: (i) earnings before interest taxes depreciation and amortization ("EBITDA") must be at least $12 million; (ii) the ratio of EBITDA to the principal and interest payments required to be paid under the loan for the applicable year must be at least 2.25 to 1; (iii) the aggregate unpaid principal amount of the servicing portfolio must be at least $8 billion and the Fannie Mae portfolio must be at least $5 billion; and (iv) the ratio of the outstanding loan amount to the fair market value of servicing contracts must be no greater than 50%. We were in compliance with all covenants as of December 31, 2010.

        On January 16, 2006, we entered into a $7.6 million purchase money note with United Bank. The note requires monthly principal and interest payments, bears an annual interest rate of 7.275%. As of December 31, 2010, the outstanding balance of the note was $0.2 million. The loan matured and was paid in full in January 2011.

        During 2008, we purchased small amounts of subsidiary equity from certain exiting employees and issued notes that are subordinated to the Bank of America credit agreement. The notes bear interest at the 90-day LIBOR plus 200 basis points and will be repaid in five annual installments after the Bank of America debt has been repaid. As of December 31, 2010, the aggregate outstanding balance of the notes was $0.5 million.

  Credit Quality and Allowance for Risk-Sharing Obligations

        The following table sets forth certain information useful in evaluating our credit performance.

	Year ended December 31,
Dollars in thousands	2010	2009	2008
Key Credit Metrics
Unpaid principal balance:
Total servicing portfolio	$14,619,294	$13,203,317	$6,976,208
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	5,865,285	$5,476,467	$3,202,044
Fannie Mae Modified Risk	1,994,847	1,226,669	717,472
Fannie Mae No Risk	1,599,681	1,992,093	1,263,308

Total Fannie Mae	$9,459,813	$8,695,229	$5,182,824

Fannie Mae at risk servicing portfolio(1)	$6,681,942	$5,870,363	$3,560,095
60 Day delinquencies, within at risk portfolio	56,649	17,934	19,814
At risk loan balances associated with allowance for risk-sharing obligations(2)	$137,511	47,829	22,727
Allowance for risk-sharing obligations:
Beginning balance	$5,552	$1,101	$—
Provision for risk-sharing obligations	7,469	2,265	1,101
Net write-offs	(2,148)	(498)	—
Contribution from Column	—	2,684	—

Ending balance	$10,873	$5,552	$1,101

60 Day delinquencies as a percentage of the at risk portfolio	0.85%	0.31%	0.56%
Provision for risk-sharing as a percentage of the at risk portfolio	0.11%	0.04%	0.03%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.16%	0.09%	0.03%
Net write-offs as a percentage of the at risk portfolio	0.03%	0.01%	0.00%
Allowance for risk-sharing as a percentage of the specfically identified at risk balances	7.91%	11.61%	4.84%

(1)
At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

  For example, a $15 million loan with 50% DUS risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk-sharing. Accordingly, if the $15 million loan with 50% DUS risk-sharing was to default, the Company would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, all of the Company's risk-sharing obligations that we have settled have been from full risk-sharing loans.

(2)
There are loans within our servicing portfolio which are greater than sixty days delinquent, and are included in 60 day delinquencies, within at risk portfolio, for which no allowance has been recorded because our estimate of the fair value of the underlying collateral is greater than the unpaid principal balance of the associated loan. Accordingly, we do not anticipate recognizing a loss for these loans upon settlement of our risk-sharing obligation with Fannie Mae.

        Fannie Mae DUS risk-sharing obligations are based on a tiered formula. The risk-sharing tiers and amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb is 20% of the unpaid principal balance of the loan at the time of default.

Risk-Sharing Tier	Percentage Absorbed by Us
First 5% of unpaid principal balance	100%
Next 20% of unpaid principal balance	25%
Losses Above 25% of unpaid principal balance	10%
Maximum lender loss	20% of unpaid principal balance

        Fannie Mae can double or triple our risk-sharing obligation if the loan does not meet specific underwriting criteria or if a loan defaults within 12 months of its sale to Fannie Mae. We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing obligation from the levels described above.

        We use several tools to manage our risk exposure under the Fannie Mae DUS risk-sharing program. These tools include maintaining a strong underwriting and approval process, evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our market and borrower exposures and electing the modified risk-sharing option under the Fannie Mae DUS program.

        We monitor our underwriting criteria in light of changing economic and market conditions. In 2006 when we believed the CMBS issuers relaxed their underwriting criteria, we did not mirror those changes. Furthermore, in 2008 we strengthened our underwriting criteria in response to deteriorating market conditions. We believe these actions reduced our risk exposure under the Fannie Mae DUS risk sharing program; however, these actions also restricted growth in our origination volumes.

        We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. Except for the Fannie Mae DUS loans acquired in the Column transaction, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap the loan balance subject to full risk-sharing at $25 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $25 million in order to limit our maximum loss on any loan to $5 million.

        A provision for risk-sharing obligations is recorded, and the allowance for risk-sharing obligations is increased, when it is probable that we have incurred risk-sharing obligations. The provisions historically have been for Fannie Mae loans with full risk-sharing. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. Our estimates of value are determined considering broker opinions and other sources of market value information relevant to underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

        As of December 31, 2010 and 2009, $56.6 million and $17.9 million, respectively, of our Fannie Mae at risk balances were more than 60 days delinquent. For the years ended December 31, 2010, 2009 and 2008, our provisions for risk-sharing obligations were $7.5 million, $2.3 million and $1.1 million, respectively, or ten basis points, four basis points and three basis points of the Fannie Mae at risk balance, respectively.

        As of December 31, 2010 and December 31, 2009, our allowance for risk-sharing obligations was $10.9 million and $5.6 million, respectively, or 16 basis points and 9 basis points of the Fannie Mae at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of December 31, 2010, we have advanced $4.7 million of principal and interest payments on the loans associated with our $10.9 million allowance. Accordingly, if the $10.9 million in estimated losses is ultimately realized, the Company would be required to fund an additional $6.2 million.

        For the ten year period from January 1, 2001 through December 31, 2010, we recognized net write-offs of risk-sharing obligations of $4.5 million, or an average of 1 basis point annually of the average at risk Fannie Mae portfolio balance. We have never been required to repurchase a loan.

Off-Balance Sheet Risk

        We do not have any off-balance sheet arrangements.

Contractual Obligations

        We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. We also have a deferred compensation agreement with certain senior management officers.

        Warehouse facility obligations, long-term debt and other obligations at December 31, 2010 are as follows (in thousands):

	Total	Due in 1 Year or Less	Due after 1 Year through 3 Years	Due after 3 Years through 5 Years	Due after 5 Years
Long-term debt(1)	$28,414	$28,414	$—	$—	$—
Warehouse facilities(2)	248,419	248,419	—	—	—
Operating leases	4,548	1,688	2,132	666	62
Purchase obligations	389	214	163	12	—
Deferred compensation liability	4,496	1,070	3,426	—	—

Total	$286,266	$279,805	$5,721	$678	$62

(1)
Includes interest at contractual interest rate for fixed rate loans and effective interest rate for variable rate loans.

(2)
To be repaid from proceeds of loan sales.

New/Recent Accounting Pronouncements

        In January 2009, the FASB issued FAS No. 167 (ASC 810) to amend requirements for consolidating variable interest entities. This amendment changes the determination of the primary beneficiary in a variable interest entity. In January 2010, the FASB voted to finalize Accounting Standards Update (ASU) amendments to Accounting Standards Codification (ASC) Topic 810 for Certain Investment Funds. The ASU will defer the effective date for a reporting enterprise's interest in certain entities. It addresses concerns that the joint consolidation model under development by the FASB and IASB may result in a different conclusion for asset managers and that an asset manager consolidating certain funds would not provide useful information to investors. The adoption of these standards did not have a material effect on our financial statements.

        In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement 140 (as codified in ASC Topic 860, Transfers and Servicing (ASC 860)). ASU No. 2009-16 issued in December 2009 removes the concept of a qualifying special purpose entity from Topic 860 and removes the exception from applying Topic 810, Consolidation of Variable Interest Entities, for qualifying special purpose entities. This ASU modifies the financial components approach used in Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. We adopted ASC 860 on January 1, 2010. The adoption of the revised guidance did not have a material impact on our financial statements.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires new disclosures about recurring or nonrecurring fair value measurements, to include transfers in and out of Levels 1 and 2, a reconciliation for fair value measurements using Level 3 inputs, and clarifies disclosure requirements for fair value measurements. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance will expand our disclosures regarding fair value measurements (Note 10) but is not expected to have a material impact on our financial statements.

        In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20. ASU 2011-01 temporarily defers the amendments to ASC Topic 310, Receivables, regarding troubled debt restructurings as outlined in ASU 2010-20 for public entities. The delay is intended to allow time for the FASB to finalize guidance as to what constitutes a troubled debt restructuring. That guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is effectuated within 2 to 45 days of closing. The coupon rate for the loan is set after we have established the interest rate with the investor.

        Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would increase or decrease, respectively, our annual earnings by approximately $1.7 million based on our escrow balance as of December 31, 2010. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $2.5 million based on our outstanding warehouse balance as of December 31, 2010. Approximately $27.0 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of December 31, 2010.

        The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $3.4 million or $4.1 million, respectively, as of December 31, 2010. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of December 31,

2010, 93% of the service fees are protected from the risk of prepayment through make-whole requirements; hence, we do not hedge our servicing portfolio for prepayment risk.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements of Walker & Dunlop, Inc. and notes related to the foregoing financial statements, together with the independent registered public accounting firm's reports thereon, listed in Item 15, are filed as part of this Annual Report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

        Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2010 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information.

2011 Annual Incentive Bonus

        On March 24, 2011, the Compensation Committee of the Board of Directors adopted specific performance criteria that the Compensation Committee will consider when making cash bonus awards for 2011 to the Company's named executive officers, William Walker, Howard Smith, Deborah Wilson, Richard Warner and Richard Lucas. Each named executive officer's employment agreement provides for an annual bonus target of 100% of his or her base salary. The criteria to be considered in determining whether 2011 target bonuses are achieved include one or more of the following for each of the named executive officers: achievement of budgeted revenue, loan originations and net warehouse income, achievement of targeted earnings per share, deployment of proceeds from the Company's initial public offering, growth in overall headcount and number of originators, expansion of Capital Markets to new offices, compliance with Section 404 of the Sarbanes-Oxley Act, reduction of credit loss provisions, reduction of underwriting costs per loan and effective handling of the Capital Funding case.

        While the Compensation Committee believes the targets are achievable, it also believes they present appropriate challenges to the named executive officers and, if met, would be reflective of a high level of performance by the executives and by the Company.

Uncommitted Warehouse Line and Repurchase Facility

        On March 16, 2011, the Company amended its agreement with Kemps Landing Capital Company, LLC, an affiliate of Guggenheim Partners, which was scheduled to mature March 31, 2011. The amendment extends the maturity date of the uncommitted line to March 16, 2012 and reduces the rate for borrowings under this line to the average 30-day LIBOR plus 250 basis points.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2011 (the "Proxy Statement") under the captions "Board of Directors and Corporate Governance," and "Executive Officer Biographies." The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See "Available Information."

Item 11.    Executive Compensation.

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Compensation Discussion and Analysis," "Compensation of Directors and Executive Officers," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Board of Directors and Corporate Governance—Director Independence."

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Audit Related Matters."

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        The following documents are filed as part of this report:

(a)
Financial Statements

(b)
Exhibits

Exhibit No.	Description
2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2010)

Exhibit No.		Description
4.3		Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 20, 2010)

10.1		Formation Agreement, dated January 30, 2009, by and among Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Column Guaranteed LLC and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.2	†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.3	†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.4	†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.5	†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard Warner (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.6	†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.7	†	2008 Incentive Deferred Bonus Compensation Agreement, dated June 16, 2008, by and between Walker & Dunlop GP, LLC and William M. Walker (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.8	†	Amendment to 2008 Incentive Deferred Bonus Compensation Agreement, dated December 31, 2008, by and between Walker & Dunlop GP, LLC and William M. Walker (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.11	†	2008 Incentive Deferred Bonus Compensation Agreement, dated June 16, 2008, by and between Walker & Dunlop GP, LLC and Richard C. Warner (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.12	†	Amendment to 2008 Incentive Deferred Bonus Compensation Agreement, dated December 31, 2008, by and between Walker & Dunlop GP, LLC and Richard C. Warner (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

Exhibit No.		Description
10.13	†	2009 Incentive Deferred Bonus Compensation Agreement, dated April 30, 2009, by and between Walker & Dunlop GP, LLC and William M. Walker (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.14	†	2009 Incentive Deferred Bonus Compensation Agreement, dated April 30, 2009, by and between Walker & Dunlop GP, LLC and Howard W. Smith, III (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.15	†	2009 Incentive Deferred Bonus Compensation Agreement, dated April 30, 2009, by and between Walker & Dunlop GP, LLC and Richard C. Warner (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.16	†	2009 Incentive Deferred Bonus Compensation Agreement, dated April 30, 2009, by and between Walker & Dunlop GP, LLC and Deborah A. Wilson (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.17	†	2010 Long Term Incentive Plan of Walker & Dunlop, LLC, dated January 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.18	†	Walker & Dunlop, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-171205) filed on December 16, 2010)

10.19	†	Form of Restricted Common Stock Award Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.20	†	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.21	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and William M. Walker

10.22	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Mitchell M. Gaynor

10.23	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Howard W. Smith, III

10.24	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Deborah A. Wilson

10.25	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and John Rice

10.26	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Richard M. Lucas

10.27	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Edmund F. Taylor

Exhibit No.		Description
10.28	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Alan J. Bowers

10.29	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Cynthia A. Hallenbeck

10.30	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Dana L. Schmaltz

10.31	†*	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Richard C. Warner

10.32		Amended & Restated Warehousing Credit and Security Agreement, dated October 15, 2009, among Walker & Dunlop LLC and Green Park Financial Limited Partnership (the "Borrowers"); Bank of America, NA and TD Bank, NA (the "Lenders"); and Bank of America, NA as "Credit Agent" (the "A&R Warehouse Agreement") (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.33		First Amendment to A&R Warehouse Agreement, dated November 30, 2009, by and between the Borrowers, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.34		Second Amendment to A&R Warehouse Agreement, dated March 26, 2010, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.35		Third Amendment to A&R Warehouse Agreement, dated July 30, 2010, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.36		Fourth Amendment to A&R Warehouse Agreement, dated November 29, 2010, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.37		Consent Agreement, dated December 7, 2010, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.38		Warehousing Credit and Security Agreement, dated as of June 30, 2010, between Walker & Dunlop, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.39		Master Loan Purchase and Sale Agreement, dated as of March 30, 2010, by and between Walker & Dunlop, LLC and Kemps Landing Capital Company, LLC (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.40	*	Amendment No. 1 to Master Loan Purchase and Sale Agreement, dated as of March 16, 2011, between Walker & Dunlop, LLC and Kemps Landing Capital Company LLC

Exhibit No.		Description
10.41		Amended and Restated Credit Agreement, dated as of January 30, 2009, among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (the "Credit Agreement") (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.42		First Amendment to Credit Agreement, dated as of March 31, 2009, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.43		Second Amendment and Consent to Credit Agreement, dated as of October 2, 2009, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.44		Third Amendment and Waiver Agreement to Credit Agreement, dated as of March 22, 2010, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.45		Fourth Amendment to Credit Agreement, dated as of July 30, 2010, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.46		Fifth Amendment and Consent Agreement, dated as of December 7, 2010, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.35 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 9, 2010)

21	*	List of Subsidiaries of the Company

23.1	*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)

31.1	*	Certification of Walker & Dunlop's Chief Executive Offer Pursuant to Rule 13a-14(a).

31.2	*	Certification of Walker & Dunlop's Chief Financial Offer Pursuant to Rule 13a-14(a).

32	*	Certification of Walker & Dunlop's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Denotes a management contract or compensation plan, contract or arrangement.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walker & Dunlop, Inc.
By:	/s/ WILLIAM M. WALKER William M. Walker Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. WALKER William M. Walker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2011
/s/ HOWARD W. SMITH III Howard W. Smith, III	Executive Vice President, Chief Operating Officer and Director	March 30, 2011
/s/ MITCHELL M. GAYNOR Mitchell M. Gaynor	Director	March 30, 2011
/s/ JOHN RICE John Rice	Director	March 30, 2011
/s/ EDMUND F. TAYLOR Edmund F. Taylor	Director	March 30, 2011
/s/ ALAN J. BOWERS Alan J. Bowers	Director	March 30, 2011
/s/ CYNTHIA A. HALLENBECK Cynthia A. Hallenbeck	Director	March 30, 2011
/s/ DANA L. SCMALTZ Dana L. Schmaltz	Director	March 30, 2011
/s/ DEBORAH A. WILSON Deborah A. Wilson	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc.:

        We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

                      /s/ KPMG LLP

McLean, Virginia

March 30, 2011

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and 2009

(In thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$33,285	$10,390
Restricted cash	4,580	7,516
Pledged securities, at fair value	14,281	11,643
Loans held for sale	302,851	101,939
Servicing fees and other receivables, net	13,829	15,790
Derivative assets	6,354	11,153
Mortgage servicing rights	106,189	81,427
Intangible assets	1,266	1,398
Other assets	2,985	2,476

Total assets	$485,620	$243,732

Liabilities and Equity
Liabilities
Accounts payable and other accruals	$27,487	$18,753
Performance deposit from borrower	5,970	4,585
Derivative liabilities	1,454	6,707
Guaranty obligation, net of accumulated amortization	8,928	8,751
Allowance for risk-sharing obligations	10,873	5,552
Deferred tax liability	30,226	—
Warehouse notes payable	248,419	96,612
Notes payable	27,621	32,961

Total liabilities	$360,978	$173,921

Equity
Stockholders' equity:
Preferred shares, 50,000,000 authorized, none issued	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 21,408,171 in 2010 and 14,306,873 in 2009	214	147
Additional paid-in capital	77,047	28,508
Retained earnings	47,381	41,156

Total stockholders' equity	$124,642	$69,811

Commitments and contingencies (note 11)

Total liabilities and stockholders' equity	$485,620	$243,732

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2010, 2009 and 2008

(In thousands, except share and per share data)

	2010	2009	2008
Revenues
Gains from mortgage banking activities	$85,203	$57,946	$29,428
Servicing fees	27,024	20,981	12,257
Net warehouse interest income	3,586	4,186	1,787
Escrow earnings and other interest income	2,056	1,769	3,428
Other	3,965	3,879	2,272

Total revenues	$121,834	$88,761	$49,172

Expenses
Personnel	$42,459	$32,177	$17,008
Amortization and depreciation	16,959	12,917	7,804
Provision for risk-sharing obligations	7,469	2,265	1,101
Interest expense on corporate debt	1,334	1,684	2,679
Other operating expenses	13,471	11,114	6,548

Total expenses	$81,692	$60,157	$35,140

Income from operations	$40,142	$28,604	$14,032
Gain on bargain purchase	—	10,922	—

Income from operations before income taxes	$40,142	$39,526	$14,032
Income tax expense	31,915	—	—

Net income	$8,227	$39,526	$14,032

Basic and diluted earnings per share	$0.55	$2.76	$1.45

Basic weighted average shares outstanding	15,033,741	14,306,873	9,710,521

Diluted weighted average shares outstanding	15,036,411	14,306,873	9,710,521

Pro forma net income data (unaudited)
Income from operations, as reported	$40,142	$28,604	$14,032
Pro forma adjustments for income tax expense	15,535	11,070	5,430

Pro forma income from operations, net of tax	$24,607	$17,534	$8,602
Bargain purchase gain	—	10,922	—

Pro forma net income	$24,607	$28,456	$8,602

Pro forma basic and diluted earnings per share	$1.64	$1.99	$0.89

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2010, 2009 and 2008

(In thousands, except share data)

	Common stock				Members' Interests Acquired, at Cost	Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings			Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2008	10,101,638	$101	$2,018	$15,496	$(9,459)	$(42)	$8,114
Net income	—	—	—	14,032	—	—	14,032
Unrealized gain on hedging instrument	—	—	—	—	—	20	20

Comprehensive income							$14,052

Contribution of equity	280,899	3	57	—	—	—	60
Purchase of members' interest	(774,970)	(8)	8	(469)	(354)	—	(823)
Distributions to members	—	—	—	(7,553)	—	—	(7,553)

Balances at December 31, 2008	9,607,567	$96	$2,083	$21,506	$(9,813)	$(22)	$13,850
Net income	—	—	—	39,526	—	—	39,526
Unrealized gain on hedging instrument	—	—	—	—	—	22	22

Comprehensive income							$39,548

Contribution of equity	5,159,527	51	26,425	—	—	—	26,476
Purchase of members' interest	(25,590)	—	—	—	(13)	—	(13)
Distributions to members	—	—	—	(10,050)	—	—	(10,050)

Balances at December 31, 2009	14,741,504	$147	$28,508	$50,982	$(9,826)	$—	$69,811
Net income	—	—	—	8,227	—	—	8,227
Equity receivables collected	—	—	173	—	—	—	173
Cash distributed to Column	—	—	(159)	—	—	—	(159)
Distributions to members	—	—	—	(11,828)	—	—	(11,828)
Formation transaction including stock split	—	—	(9,826)	—	9,826	—
Issuance of common shares	6,666,667	67	58,302	—	—	—	58,369
Stock-based compensation	—	—	49	—	—	—	49

Balances at December 31, 2010	21,408,171	$214	$77,047	$47,381	$—	$—	$124,642

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$8,227	$39,526	$14,032
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain attributable to fair value of future servicing rights, net of guranty obligation	(43,052)	(30,212)	(15,315)
Gain on bargain purchase	—	(10,922)	—
Gain on sale of MSR, less prepayment of originated mortgage servicing rights	—	899	521
Provision for risk-sharing obligations	7,469	2,265	1,101
Amortization and depreciation	16,959	12,917	6,759
Loss on disposal of fixed assets	—	—	58
Originations of loans held for sale	(2,534,883)	(1,650,683)	(1,369,442)
Sales of loans to third parties	2,335,548	1,661,076	1,284,737
Stock compensation	49	—	—
Cash paid to settle guarantee agreement	(2,148)	(498)	—
Deferred tax expense	30,226	—	—
Changes in:
Restricted cash and pledged securities	298	1,995	(1,781)
Servicing fees and other receivables	1,463	(11,298)	99
Derivative fair value adjustment	257	(3,676)	(868)
Intangible and other assets	(73)	(1,098)	(202)
Accounts payable and other accruals	6,984	9,483	(704)
Performance deposits from borrowers	1,385	619	1,530

Net cash (used in) provided by operating activities	$(171,291)	$20,393	$(79,475)

Cash flows from investing activities:
Capital expenditures	$(586)	$(146)	$(228)

Net cash used in investing activities	$(586)	$(146)	$(228)

Cash flows from financing activities:
Draws (repayments) of warehouse notes payable, net	$151,807	$(10,393)	$84,705
Repayments of notes payable, net	(5,340)	(5,215)	(7,332)
Contributions from members	—	76	60
Distributions to former members	(10,078)	(10,050)	(7,553)
Members' equity acquired at cost	—	(13)	(354)
Purchase of members' equity	—	—	(469)
Cash received from acquisition of Column	—	8,904	—
Cash distributed to Column	(159)	—	—
Proceeds from issuance of common stock	58,369	—	—
Other, net	173	22	21

Net cash provided by (used in) financing activities	$194,772	$(16,669)	$69,078

Net increase (decrease) in cash and cash equivalents	$22,895	$3,578	$(10,625)
Cash and cash equivalents at beginning of year	10,390	6,812	17,437

Cash and cash equivalents at end of year	$33,285	$10,390	$6,812

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$5,164	$4,044	$4,978
Dividends declared, not paid	$1,750	$—	$—

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION

        These financial statements represent the consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to "we," "us," "our," "Walker & Dunlop" and the "Company" mean the Walker & Dunlop consolidated companies.

        Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities, which had been previously operated and reported as companies under common control (the "Formation Transaction," see Note 8). These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company, Walker & Dunlop. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. generally accepted accounting principles ("US GAAP"), all financial reports have been prepared as if the combination of the companies under common control and subsequent stock split had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

        We are one of the leading providers of commercial real estate financial services in the United States, with a primary focus on multifamily lending. We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate pursuant to the programs of Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or the "GSEs") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development ("HUD"), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we sell to GSEs and HUD. We are approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS"TM) lender nationally, a Freddie Mac Program Plus lender in seven states, the District of Columbia and the metropolitan New York area and a HUD Multifamily Accelerated Processing ("MAP") lender nationally. We also originate and service loans for a number of life insurance companies and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

        W&D Balanced Real Estate Fund I GP, LLC has a general partnership interest in a partnership that invests in commercial real estate. The Company can be removed as general partner at the sole discretion of one of the limited partners. Accordingly, we apply the equity method of accounting to this investment.

        On January 30, 2009, substantially all of the assets and liabilities of Column Guaranteed LLC ("Column"), a subsidiary of Credit Suisse Securities (USA) LLC, were contributed to the Company (the Column transaction). The Column transaction was accounted for as an acquisition of a business (Note 3).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company as defined in Note 1. All material intercompany transactions have been eliminated. We have evaluated all subsequent events.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with a maturity of three months or less.

        Restricted Cash—Restricted cash represents amounts set aside by employees for health care flex spending accounts, deferred compensation, Column advances related to an existing employee bonus agreement at the time of the 2009 acquisition of certain Column assets, and good faith deposits at December 31, 2010 and 2009 as follows (in thousands):

	As of December 31,
	2010	2009
Good faith customer deposits	$3,931	$3,854
Former Column employee bonus agreement	—	2,211
Deferred compensation (Note 11)	619	1,419
Employee flex deposits	30	32

	4,580	7,516

        Pledged Securities—As security for its GSE risk-sharing obligations (Notes 6 and 10), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. The balances for these pledged securities at December 31, 2010 and 2009 are as follows (in thousands):

	As of December 31,
Investment	2010	2009	Maturity Date
Toyota Motor Corporation	$—	$1,750	January 15, 2010
Federal Home Loan Bank	—	1,852	January 15, 2010
Toyota Motor Corporation	—	1,300	January 27, 2010
General Electric Capital Services	—	1,600	February 3, 2010
General Electric Capital Services	—	1,350	February 12, 2010
Toyota Motor Corporation	—	400	March 1, 2010
HSBC Finance Corporation	—	3,393	March 1, 2010
Fidelity Government Fund 57	14,281	—	—

Face value of securities	$14,281	$11,645
Unamortized discount	—	(2)

	$14,281	$11,643

        Asset balances per the financial statements are reduced by the amount of unamortized discount. Amortized cost of the corporate debt securities approximates fair value. The pledged securities as of December 31, 2010 consists of a highly liquid investment valued using quoted market prices from recent trades.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, loans held for sale and derivative financial instruments.

        The Company places the cash and temporary investments with high-credit-quality financial institutions and believes no significant credit risk exists. The counterparties to the loans held for sale and funding commitments are owners of residential multifamily properties located throughout the United States. Mortgage loans are generally transferred or sold within 2 to 45 days from the date that a mortgage loan is funded.

        There is no material counterparty risk with respect to the Company's funding commitments in that each potential borrower must make a non-refundable good faith deposit when the funding commitment is executed. The counterparty to the forward sales generally is an investment bank. There is a risk that the purchase price agreed to by Fannie Mae or the other investor will be reduced in the event of a late delivery. The risk for non-delivery of a loan primarily results from the risk that a borrower does not close on the funding commitment in a timely manner, which generally is a risk mitigated by the non-refundable good faith deposit.

        Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 2 to 45 days from the date that a mortgage loan is funded. We initially measure all originated loans at fair value. Subsequent to initial measurement, we measure all mortgage loans at fair value, unless we document at the time the loan is originated that we will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on the loans held for sale is calculated in accordance with the terms of each individual loan. There were no loans that were valued at the lower of cost or market or on a non-accrual status at December 31, 2010 and 2009.

        Derivative Assets and Liabilities—Certain loan commitments and forward sales commitments meet the definition of a derivative and are recorded at fair value in the consolidated balance sheets. The estimated fair value of loan commitments includes the value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the risk-sharing obligation. The estimated fair value of forward sale commitments includes the effects of interest rate movements between the trade date and balance sheet date. Adjustments to fair value are reflected as a component of income.

        Gains from Mortgage Banking Activities—Mortgage banking activity income is recognized when we record a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor (ASC 815). This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with servicing of loans net of the estimated net future cash flows associated with the risk-sharing obligations. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

holding periods. Mortgage servicing rights and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans.

        Loans originated in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments and because the borrower will also have to pay an origination fee to the ultimate institutional lender. The co-broker fees for the year ended December 31, 2010, 2009 and 2008 were $15.4 million, $10.1 million and $6.4 million, respectively.

        Transfer of financial assets is reported as a sale when (a) the transferor surrenders control over those assets and (b) consideration other than beneficial interests in the transferred assets is received in exchange. The transferor is considered to have surrendered control over transferred assets if, and only if, certain conditions are met. The Company has determined that all loans sold have met these specific conditions and accounts for all transfers of mortgage loans and mortgage participations as completed sales.

        When the mortgage loans are sold, the Company retains the right to service the loan and initially recognizes the Mortgage Servicing Right ("MSR") at fair value. Subsequent to the initial measurement date, mortgage servicing assets are amortized using the effective interest method.

        When loans are sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. At inception, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method.

        Servicing Fees—Fees for servicing mortgage loans are recorded as revenue over the lives of the related mortgage loans (Note 7).

        Amortization—Amortization expense principally relates to mortgage servicing rights (Note 5) which is recognized in proportion to, and over the period, that net servicing income is expected to be received using the effective interest method.

        Guaranty obligation and allowance for risk-sharing obligations—Upon inception of the guaranty, the fair value of the guarantor's obligation is recognized. Subsequently, we evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for events or conditions which may signal a potential default. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations, along with a write-off of the associated loan-specific MSR (Note 6).

        Deferred Bonuses—Certain members of senior management are eligible to receive bonus compensation if certain financial performance targets are met over specified annual and multi-year periods and they are employed at the end of those respective periods. Compensation expense is recognized ratably over the vesting period. If the officer ceases to be employed by the Company, the accrued liability is reduced to zero and recorded as a reduction of current year compensation expense.

        Share-Based Payment—The Company recognizes compensation costs for all share-based payment awards made to employees and directors, including employee stock options and other forms of equity compensation based on the grant date fair value for all share-based awards.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company, under the 2010 Equity Incentive Plan, has granted restricted share awards without cost to its officers, employees and non-employee directors, for which the fair value of the award is calculated as the difference between the market value of the Company's common stock on the date of grant and the purchase price paid by the employee. The Company's awards for its officers and employees vest, predicated on continued employment, over a period of three years. Awards of its non-employee directors vest over a one-year period. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis, for the entire award, over the requisite service period of the award. Forfetiture assumptions are evaluated on a quarterly basis and updated as necessary. Compensation is recognized within the income statement as "Personnel" expense, the same expense line as the cash compensation paid to the respective employees.

        Other Operating Expenses—Other operating expenses consist primarily of marketing fees, professional fees, travel, entertainment, and office expenses (Note 18).

        Comprehensive Income—Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes changes in unrealized gains and losses on financial instruments. Comprehensive income is presented in the consolidated statements of stockholders' equity and comprehensive income.

        Income Taxes—Prior to the closing of the Formation Transaction on December 20, 2010, the predecessor entities to the Company elected pass-through tax status under the provisions of the Internal Revenue Code and the various states in which they are qualified to do business. As pass through entities, the Company's predecessors were subject to insignificant federal, state and local income taxes as the owners separately account for their pro-rata share of the Company's items of income, deductions, losses and credits on their individual returns. Therefore, for the years ended December 31, 2009 and 2008, no provision was made in the accompanying financial statements for liabilities for federal, state and local income taxes since such liabilities were the responsibilities of the individual owners. The Company files income tax returns in the applicable U.S federal, state and local jurisdictions and generally is subject to examination by the respective jurisdictions for three years from the filing of a tax return.

        Following the closing of the Formation Transaction, we account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

        Upon consummation of the Formation Transaction, our income was subject to federal and state corporate tax. This change in tax status resulted in the recognition of $31.6 million of net deferred tax liabilities and a corresponding tax expense representing the accumulation of all temporary differences existing as of the closing of the Formation Transaction.

        Deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are paid. However, deferred tax assets are recognized only to the extent that it is more likely than not that they

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. Deferred tax assets are included in other assets and deferred tax liabilities are included in accounts payable and other accruals on the accompanying consolidated and combined balance sheets.

        We had no accruals for tax uncertainties as of December 31, 2010 and 2009.

        Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale. Warehouse interest income and expense are earned or incurred after a loan is closed and before a loan is sold. Included in net warehouse interest income for the three years ended December 31, 2010, 2009 and 2008 are the following components (in thousands):

	For the year ended December 31,
	2010	2009	2008
Warehouse interest income	$8,427	$6,532	$4,221
Warehouse interest expense	4,841	2,346	2,434

Warehouse interest income, net	$3,586	$4,186	$1,787

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including guaranty obligations, and capitalized mortgage servicing rights, derivative instruments and hedging relationships, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

        Recently Issued Accounting Pronouncements—In June 2009, the FASB issued FAS No. 167 (ASC 810) to amend requirements for consolidating variable interest entities. This amendment changes the determination of the primary beneficiary in a variable interest entity. In January 2010, the FASB voted to finalize Accounting Standards Update (ASU) amendments to Accounting Standards Codification (ASC 810) for Certain Investment Funds. The ASU will defer the effective date for a reporting enterprise's interest in certain entities. It addresses concerns that the joint consolidation model under development by the FASB and IASB and may result in a different conclusion for asset managers and that an asset manager consolidating certain funds would not provide useful information to investors. The adoption of these standards did not have a material effect on our financial statements.

        In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement 140 (as codified in ASC Topic 860, Transfers and Servicing (ASC 860)). ASU No. 2009-16 issued in December 2009 removes the concept of a qualifying special purpose entity from Topic 860 and removes the exception from applying Topic 810, Consolidation of Variable Interest Entities, for qualifying special purpose entities. This ASU modifies the financial components approach used in ASC 860 and limits the circumstances in which a financial asset, or portion of a financial asset,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. ASC 860 is effective January 1, 2010. The adoption of the revised guidance did not have a material impact on our financial statements.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires new disclosures about recurring or nonrecurring fair value measurements, to include transfers in and out of Levels 1 and 2, a reconciliation for fair value measurements using Level 3 inputs, and clarifies disclosure requirements for fair value measurements. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance will expand our disclosures regarding fair value measurements (Note 10) and is not expected to have a material impact on our financial statements.

        In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20. ASU 2011-01 temporarily defers the amendments to ASC Topic 310, Receivables, regarding troubled debt restructurings as outlined in ASU 2010-20 for public entities. The delay is intended to allow time for the FASB to finalize guidance as to what constitutes a troubled debt restructuring. That guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

NOTE 3—ACQUISITION AND RESTRUCTURING ACTIVITY

        In January 2009, Column contributed certain assets and liabilities to the Company, in exchange for a 35 percent interest in the Company.

        The Column contribution was treated as an acquisition of a business. The fair value of the consideration transferred was determined using third-party valuations of Column's, and the Company's related businesses. The purchase price of Column was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITION AND RESTRUCTURING ACTIVITY (Continued)

        Statement of Net Assets Acquired—The following statement of net assets acquired reflects the value assigned to Column's net assets as of the acquisition date (in thousands):

January 30, 2009
ASSETS
Cash and restricted cash received	$18,028
Servicing fees and other receivables	499
Mortgage servicing rights	24,988
Agency licenses	1,400
Pipeline intangible assets	759
Below market leases	300

Total assets	$45,974

LIABILITIES
Accounts payable	$1,131
Contingent obligations	1,932
Performance deposits from borrowers	771
Allowance for risk-sharing obligations	2,684
Guaranty obligation	2,134

Total liabilities	$8,652

NET ASSETS	$37,322

        The fair values of the Column assets and liabilities acquired were estimated using discounted cash flow valuation techniques. The estimated cash inflows and outflows from these assets and liabilities acquired were discounted using a market rate of return.

        Contingent Obligations Acquired—The fair value of the net Column assets acquired included certain contingent liabilities that were recorded as of the acquisition date. These contingent liabilities were recorded at their acquisition date fair values. The contingent liabilities recorded by the Company as of the acquisition date consist of bonus liabilities and recourse obligations under the Fannie Mae DUS program. Fair value was determined as amounts expected to be paid under the arrangements. The effect of discounting these contingencies is not significant.

        Also as a condition of the Column transaction, Column transferred its recourse obligations with respect to the Fannie Mae DUS program to the Company. As a member of the DUS program, Column sold certain multifamily mortgages that it had originated to Fannie Mae and agreed to guarantee one-third of any ultimate loss on the loan should the borrower fail to perform, with Fannie Mae bearing the remainder of the loss. On January 30, 2009, and simultaneous with the Column transaction, the Company reached agreement with Fannie Mae who converted the Column historical loss sharing formula to standard DUS loss sharing whereby the Company bears the first five percent of the loss, and certain amounts after that with a maximum exposure of 20 percent of the original unpaid principal balance of the loan. The Company acquired the servicing of Fannie Mae DUS loans from Column as part of the transaction.

        At January 30, 2009, the Company estimated the fair value of the risk-sharing obligations as of the acquisition date and recorded the obligation as a component of guaranty obligations. The guaranty

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITION AND RESTRUCTURING ACTIVITY (Continued)

obligation acquired from Column had three components (a) the fair value of the cost to stand ready to perform under the guaranty provisions for Fannie Mae DUS loans ("stand-ready component"), (b) the fair value of the obligation expected to be paid under the guaranty for all loans acquired ("contingent component"), and (c) the fair value of the loss expected to be paid under the guarantee for one loan ("risk loss").

        To estimate the fair value of the stand-ready component of the guaranty obligation acquired from Column, the Company used estimates of future costs to be incurred to monitor and comply with the terms of the guaranty obligation. The total obligation measured using a discounted cash flow technique was estimated to be $0.8 million at January 30, 2009. The stand-ready component is amortized ratably over the life of the loan on a straight-line basis.

        To estimate the fair value of the contingent component acquired from Column, the Company used estimates of the losses expected to be incurred based on a collateral valuation approach adjusted for probability of incurrence. The total contingent component was estimated to be $1.9 million at January 30, 2009. Similar to the stand-ready component, the contingent component is amortized ratably over the life of the loan on a straight-line basis.

        The fair value of the risk-sharing obligations acquired from Column was estimated as the amount expected to be paid under the guaranty obligation. This estimate considered each loan and an assessment of the likelihood of performance under the obligation, and expected losses in the event of performance. Management determined that the likelihood of non-performance was probable for one loan and determined the fair value of the probable loss using a collateral-based approach. The estimated obligation was recorded at fair value and not discounted or adjusted for probability of occurrence. The total fair value of the risk loss was estimated to be $2.1 million at January 30, 2009. The risk of loss is reviewed for adequacy on at least an annual basis and adjusted as circumstances warrant, or as payments are made under the obligation.

        Gain on Bargain Purchase—A gain on bargain purchase is recognized in a business combination in the event the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred. The Column transaction was achieved through the exchange of assets and liabilities for equity interests in the Company. The gain on bargain purchase of $10.9 million is calculated as the total acquisition date fair value for the identifiable net assets acquired, less the fair value of the consideration transferred. The table below summarizes the calculation of the gain on bargain purchase (in thousands):

Fair value of net assets acquired	$37,322
Consideration transferred	(26,400)

Gain on bargain purchase	$10,922

        The economic and credit environments at the time of the transaction, combined with participation in certain real estate markets and transactions, has resulted in a number of institutions exiting certain real estate related businesses.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 4—GAINS FROM MORTGAGE BANKING ACTIVITIES

        The gains from mortgage banking activities consist of the following activity for each of the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2010	2009	2008
Contractual loan origination related fees, net	$42,151	$27,734	$14,113
Fair value of expected net future cash flows from servicing recognized at commitment	45,491	32,294	17,080
Fair value of expected guaranty obligation	(2,439)	(2,082)	(1,765)

Total gains from mortgage banking activities	$85,203	$57,946	$29,428

NOTE 5—MORTGAGE SERVICING RIGHTS

        Mortgage servicing rights (MSR) represent the fair value of the servicing rights retained by the Company for mortgage loans originated and sold. The capitalized amount is equal to the estimated fair value of the future expected net cash flows associated with the servicing rights. The following describes the key assumptions used in calculating each loan's MSR:

        Discount rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans originated were 10% to 15% for each of the three years presented.

        Estimated Life—The estimated life of the MSRs approximates the stated maturity date of the underlying loan and may be reduced by 6 to 12 months based upon the expiration of various types of make-whole payment lockout provisions prior to that stated maturity date.

        Servicing Cost—The estimated future cost to service the loan for the estimated life of the MSR is subtracted from the estimated future cash flows.

        The fair values of the MSRs at December 31, 2010 and 2009 were $125.1 million and $96.7 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

        The impact of 100 basis point increase in the discount rate at December 31, 2010 is a decrease in the fair value of $3.4 million.

        The impact of 200 basis point increase in the discount rate at December 31, 2010 is a decrease in the fair value of $6.8 million.

        These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 5—MORTGAGE SERVICING RIGHTS (Continued)

        Activity related to capitalized MSRs for each of the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	For the year ended December 31,
	2010	2009	2008
Beginning balance	$81,427	$38,943	$32,994
Acquisition date fair value of MSRs contributed by Column acquisition	—	24,988	—
Additions, following sale of loan	43,108	31,119	13,579
Amortization	(16,594)	(12,610)	(7,110)
Prepayments and write-offs	(1,752)	(1,013)	(520)

Year end balance	$106,189	$81,427	$38,943

        The rights are being amortized in proportion to, and over the period, that net servicing income is expected to be received using the effective interest method. The Company reported write downs of MSRs related to loans that were repaid prior to the expected maturity or the servicing rights being sold. These write-offs are included with the amortization and depreciation expense in the accompanying consolidated statements of income. Prepayment fees and sale proceeds from the sale of MSRs totaling $0.3 million, $1.3 million and $0.7 million were collected for 2010, 2009 and 2008, respectively.

        Management reviews the capitalized MSRs for impairment quarterly. MSRs are measured for impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio and property type. In addition, at each reporting period, we compare the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. No impairments other than write-offs discussed above have been recognized for the years presented.

NOTE 6—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

        When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. No guaranty is provided for loans sold under the Freddie Mac or HUD loan programs.

        The Company recognizes, upon inception of the guaranty, the fair value of the guarantor's obligation. The fair value includes the obligation to stand ready to perform over the term of the guaranty (the non-contingent guaranty), and its obligation to make future payments should those triggering events or conditions occur (contingent guaranty). Historically the contingent guaranty recognized at inception has been de minimis.

        In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the future cash flows expected to be paid under the guaranty over the estimated life of the loan historically three to five basis points per year, discounted using a 12-15 percent discount rate. The discount rate and estimated life used are consistent with those used for the calculation of the MSR.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 6—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS (Continued)

        We recognized a guaranty obligation for the years ended December 31, 2010, 2009 and 2008, of $2.3 million, $2.1 million and $1.8 million, respectively. We subsequently amortize the guaranty obligation on a straight-line basis over the life of the mortgage loan with a corresponding reduction in amortization expense. The corresponding amortization expense for all capitalized guaranty obligations was $1.5 million, $1.4 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Subsequently, we evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. A summary of our allowance for risk-sharing for the contingent portion of the guaranty obligation for each of the years ended December 31, 2010, 2009, and 2008 was (in thousands):

	For the year ended December 31,
	2010	2009	2008
Balance at January 1	$5,552	$1,101	$—
Write offs	(2,148)	(498)	—
Provision for risk-sharing obligations	7,469	2,265	1,101
Contribution by Column (Note 3)	—	2,684	—

Balance at December 31	$10,873	$5,552	$1,101

        As of December 31, 2010 and 2009, the maximum quantifiable contingent liability associated with guarantees was $1.3 billion and $1.2 billion, respectively. The maximum quantifiable contingent liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 7—SERVICING

        The amount of loans the Company was servicing for various institutional investors was as follows at December 31, 2010 and 2009 (in thousands):

	As of December 31,
	2010	2009
Unpaid principal balance of loans	$14,619,294	$13,203,317

        At December 31, 2010 and 2009, custodial escrow accounts relating to loans serviced by the Company totaled $212.5 million and $208.7 million, respectively. These amounts are not included in the accompanying balance sheets as such amounts are not company assets. Certain cash deposits at other

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 7—SERVICING (Continued)

financial institutions exceed the FDIC insured limits. The Company places these deposits with major financial institutions where we believe the risk of loss to be minimal.

NOTE 8—FORMATION TRANSACTION

        As part of the Formation Transaction, the Company was incorporated in Maryland on July 29, 2010, and had no activity other than its initial capitalization, prior to the Company's initial public offering, pursuant to which we sold 6,666,667 shares and selling stockholders sold 3,333,333 shares of our common stock at a price per share of $10, resulting in gross proceeds of $66.7 million. The offering was completed on December 20, 2010. The Company received net proceeds of $58.4 million from the initial public offering after deferred underwriting discounts and commissions and other accrued offering costs. Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with US GAAP, all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

        Pro forma basic EPS and diluted EPS are computed by dividing pro forma net income available to common stockholders by the weighted-average number of shares outstanding for the periods presented, after reclassification for the Formation Transaction and stock split. Changes in ownership interests during any period are weighted for the portion of the period that shares were outstanding. For purposes of this pro forma presentation, pro forma income taxes were computed as if the Companies' income had been taxed at the corporate level at a composite rate of 38.7%, rather than at the individual investor level for the pass-through entities, for all periods presented. For 2010, the Company was taxed at the corporate level for the 12 day period following the Formation Transaction on December 20, 2010 at a composite rate of 38.7%. Upon the closing of the Formation Transaction on December 20, 2010, our income became subject to both federal and state corporate tax. Concurrent with the closing of the Formation Transaction and the Company's change in tax status, we recognized approximately $31.6 million of net deferred tax liabilities. For the 12 days following the closing of the Formation transaction, we recognized income tax expense of $0.3 million. For the year ended December 31, 2010, we recognized aggregate tax expense of $31.9 million; and have recognized net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010.

        If the Company had operated as a taxable entity for the entire year ended December 31, 2010, the estimated tax expense would have been approximately $15.5 million. See the Note 14—Income Taxes for an expanded discussion.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 8—FORMATION TRANSACTION (Continued)

        The following is a calculation of the pro forma basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

	For the year ended December 31,
Pro forma net income data (unaudited)	2010	2009	2008
Income from operations, as reported	$40,142	$28,604	$14,032
Pro forma adjustments for income tax expense(1)	15,535	11,070	5,430

Pro forma adjusted income from operations, net of tax	$24,607	$17,534	$8,602
Bargain purchase gain(1)	—	10,922	—

Pro forma net income	$24,607	$28,456	$8,602

Pro forma basic and diluted earnings per share	$1.64	$1.99	$0.89

(1)
In 2009, the Company recorded a gain on bargain purcase of $10.9 million resulting from the acquisition of certain assets from Column. The gain is not considered taxable income, therefore the pro forma adjustment for income tax expense was calculated based upon income from operations, as reported, of $28.6 million.

NOTE 9—NOTES PAYABLE

        Warehouse notes payable—To provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit totaling $300 million with certain national banks. In support of these credit facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. At December 31, 2010, the Company has warehouse funding for loans, with a principal balance of approximately $47.7 million, included in loans held for sale, using proceeds from the initial public offering.

        The outstanding borrowings under the warehouse notes payable at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
Facility	2010	2009	Interest rate
Warehouse facility	$105,835	$11,149	Average 30-day LIBOR plus 2.50%
Warehouse facility	28,812	23,514	Average 30-day LIBOR plus 2.50%
Fanne Mae Repurchase agreement, uncommited line and open maturity	113,772	61,949	Average 30-day LIBOR plus 1.00%
Unlimited uncommited warehouse line and repurchase facility	—	—	Average 30-day LIBOR plus 2.75%

Total	$248,419	$96,612

        The average 30-day LIBOR was 0.26% and 0.23% as of December 31, 2010 and 2009, respectively. Interest expense under the warehouse notes payable for the years ended December 31, 2010, 2009 and 2008 aggregated $4.8 million, $2.3 million and $2.4 million, respectively. Included in interest expense in 2010, 2009 and 2008 are facility fees of $0.5 million, $0.2 million and $0.1 million, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 9—NOTES PAYABLE (Continued)

        We have a $150 million committed warehouse line that matures on November 28, 2011. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac and HUD closings. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 250 basis points.

        This warehouse line includes various operating and financial covenants at the Walker & Dunlop, LLC entity level, including requirements for a minimum tangible net worth of $75 million, debt to tangible net worth ratio of no more than 6 to 1, minimum liquid assets of at least $7 million, a maximum delinquency rate of no more than 2% (based on the unpaid principal amount of Fannie Mae DUS loans comprising our servicing portfolio that are sixty or more days delinquent), and a maximum delinquency rate increase of no more than 1% (based on the aggregate amount of unpaid principal amount of Fannie Mae at risk mortgage loans) from quarter-end to quarter-end. Prior to July 30, 2010, the quarter over quarter maximum delinquency rate increase was 0.5%. We were in breach of the delinquency rate covenant as of June 30, 2010, based on our delinquency rate increase of 0.7% from March 31, 2010 to June 30, 2010. The lenders under this warehouse line waived the breach, any related cross-defaults were waived and the covenant was amended on July 30, 2010 to increase the maximum delinquency rate increase to 1% from quarter-end to quarter-end. We were in compliance with all covenants at December 31, 2010 and do not expect that the June 30, 2010 breach of the delinquency rate increase covenant will have any adverse effect on our ability to borrow under our existing warehouse facilities in the future.

        We have a $150 million committed warehouse line that matures on June 29, 2011. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac, and HUD loan closings. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 250 basis points. This warehouse line includes various operating and financial covenants at the Walker & Dunlop, LLC entity level, including requirements for a minimum adjusted tangible net worth of $85 million, debt to adjusted tangible net worth ratio of no more than 3 to 1, a minimum cash and cash equivalents of at least $7 million, a maximum delinquency rate of no more than 2% (based on the unpaid principal amount of mortgage loans comprising our servicing portfolio that are sixty or more days delinquent) and a maximum delinquency rate increase of no more than 2% (based on the aggregate amount of unpaid principal amount of at risk mortgage loans) from quarter-end to quarter-end.

        We have a $250 million uncommitted facility with Fannie Mae under its As Soon As Pooled funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR plus 100 basis points. There is no expiration date for this facility.

        We have an unlimited uncommitted warehouse line and repurchase facility that matures March 31, 2011, which provides us with the ability to fund Fannie Mae and Freddie Mac loans. Advances are made at 100% of the loan balance less warehouse interest costs that will not be funded through the loan purchase settlement. Borrowings under this line bear interest at the average 30-day LIBOR plus 275 basis points. This warehouse line includes various operating and financial covenants at the Walker & Dunlop, LLC entity level, including requirements for a minimum net worth of $2 million and minimum liquid assets of $0.2 million. On March 16, 2011, the Company amended the agreement,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 9—NOTES PAYABLE (Continued)

extending the maturity date of the uncommitted line to March 16, 2012 and reducing the rate for borrowings under this line to the average 30-day LIBOR plus 250 basis points.

        Notes Payable—Borrowings for notes payable at December 2010 and 2009, are as follows (in thousands):

	December 31,
Institution	2010	2009	Interest rate and repayments
Bank—$7.6 million note due January 28, 2011	$152	$1,892	7.275% fixed rate with monthly amoritzation and interest
Bank—$42.5 million note due October 31, 2011	27,000	30,600	Average 30-day LIBOR plus 3.50% monthly interest, quarterly principal of $900,000
Three notes to former partners, due in full upon repayment of $42.5 million bank note	469	469	90-day LIBOR plus 2.00% interest paid monthly, no principal amortization

Total	$27,621	$32,961

        The bank debt in the original principal amount of $42.5 million is scheduled to mature on October 31, 2011. The Company has the right to exercise a second option to extend the maturity date to October 31, 2013, subject to certain conditions.

        The bank debt that is due January 28, 2011, and had a remaining balance of $0.2 million at December 31, 2010, is guaranteed by the Company's principal shareholder. This balance was subsequently paid in full in January 2011.

        All of the notes payable, including the warehouse facilities, are senior obligations of the Company.

        The scheduled maturities as of December 31, 2010, for the aggregate of the warehouse notes payable and the notes payable is shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale. Amounts advanced under the warehouse notes payable are included in the current year as the amounts are usually drawn and repaid within 2 to 45days (in thousands):

Year	Maturities
2011	$276,040
2012	—
2013	—

Total	$276,040

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS

        The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach to measure assets and liabilities that are measured at fair value. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

  •
  Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

  •
  Level 2—Financial assets and liabilities whose values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

  •
  Level 3—Financial assets and liabilities whose values are based on inputs that are both unobservable and significant to the overall valuation.

        The Company's MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of MSRs was developed using discounted cash flow ("DCF") models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value.

        A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's assets and liabilities carried at fair value:

  •
  Derivative Instruments—The derivative positions are valued using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data and are classified within Level 3 of the valuation hierarchy.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

  •
  Loans held for sale—The loans held for sale are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable prices from market participants. Therefore, the Company classifies these loans held for sale as Level 2.

  •
  Pledged Securities—The pledged securities are valued using quoted market prices from recent trades. Therefore, the Company classifies pledged securities as Level 1. The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
December 31, 2010
Assets
Loans held for sale	$—	$302,851	$—	$302,851
Pledged securities	14,281	—	—	14,281
Derivative assets	—	—	6,354	6,354

Total	$14,281	$302,851	$6,354	$323,486

Liabilities
Derivative liabilities	$—	$—	$1,454	$1,454

Total	$—	$—	$1,454	$1,454

December 31, 2009
Assets
Loans held for sale	$—	$101,939	$—	$101,939
Pledged securities	11,643	—	—	11,643
Derivative assets	—	—	11,153	11,153

Total	$11,643	$101,939	$11,153	$124,735

Liabilities
Derivative liabilities	$—	$—	$6,707	$6,707

Total	$—	$—	$6,707	$6,707

        Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 45 days) and are not outstanding for more than one period.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2010 and 2009 are presented below (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$33,285	$33,285	$10,390	$10,390
Restricted cash	4,580	4,580	7,516	7,516
Pledged securities	14,281	14,281	11,643	11,643
Derivative assets	6,354	6,354	11,153	11,153

Total financial assets	$58,500	$58,500	$40,702	$40,702

Financial Liabilities:
Derivative liabilities	$1,454	$1,454	$6,707	$6,707

Total financial liabilities	$1,454	$1,454	$6,707	$6,707

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and Cash Equivalents and Restricted Cash—The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

        Pledged Securities—Consist of highly liquid investments in commercial paper of AAA rated entities and investments in money market accounts invested in government securities. Investments typically have maturities of 90 days or less, and are valued using quoted market prices from recent trades.

        Derivative Instruments—Consist of interest rate lock commitments and forward sale agreements. These instruments are valued using discounted cash flow models ("DCF") developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company.

        Fair Value of Derivative Instruments and Loans Held for Sale—In the normal course of business, the Company enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by the Company. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor.

        To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company's policy is to enter into a sale commitment with the investor simultaneously with the rate lock commitment with the borrower. The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

        Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through other income and expenses. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

  •
  the assumed gain/loss of the expected resultant loan sale to the buyer;

  •
  the expected net future cash flows associated with servicing the loan (Level 2); and

  •
  the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 3).

        The fair value of the Company's forward sales contracts to investors considers effects of interest rate movements between the trade date and the balance sheet date (Level 3). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

        The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon securitization of the loan. The fair value of the expected net future cash flows associated with servicing the loan is calculated pursuant to the valuation techniques described previously for mortgage servicing rights.

        To calculate the effects of interest rate movements, the Company uses applicable published U.S. Treasury prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.

        The fair value of the Company's forward sales contracts to investors solely considers the market price movement of the same type of security between the trade date and the balance sheet date

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

(Level 3). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

	Fair Value Adjustment Components				Balance Sheet Location
In thousands	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Contract Assets	Derivative Contract Liabilities	Fair Value Adjustment To Loans Held for Sale
December 31, 2010
Rate lock commitments	$158,557	$3,470	$(1,513)	$1,957	$2,524	$(567)	$—
Forward sale contracts	454,504	—	2,943	2,943	3,830	(887)	—
Loans held for sale	295,947	8,334	(1,430)	6,904	—	—	6,904

Total		$11,804	$—	$11,804	$6,354	$(1,454)	$6,904

December 31, 2009
Rate lock commitments	$154,948	$6,913	$4,172	$11,085	$11,085	$—	$—
Forward sale contracts	251,560	—	(6,639)	(6,639)	68	(6,707)
Loans held for sale	96,612	2,860	2,467	5,327	—	—	5,327

Total		$9,773	$—	$9,773	$11,153	$(6,707)	$5,327

        Other Derivatives—In 2006 we purchased a three-year interest rate cap to limit the interest rate cost associated with a $42.5 million note due in 3 years.

NOTE 11—LITIGATION, COMMITMENTS AND CONTINGENCIES

        Fannie Mae DUS Related Commitments—Commitments for the origination and subsequent sale and delivery of loans to Fannie Mae represent those mortgage loan transactions where the borrower has locked an interest rate and scheduled closing and the Company has entered into a mandatory delivery commitment to sell the loan to Fannie Mae. As discussed in Note 10, the Company accounts for these commitments as derivatives recorded at fair value.

        The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The reserve for loans may be posted over the first 48 months. As of December 31, 2010 and 2009, the Company had pledged cash and securities in excess of these requirements. In 2010, Fannie Mae increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years for all existing and new qualifying loans, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of December 31, 2010, the additional proposed collateral required by the end of the three year period is expected to be approximately $12.3 million. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011. Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of December 31, 2010 and 2009.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

        For most loans we service under the Fannie Mae DUS program, we are currently required to advance 100% of the principal and interest due to noteholders up to 5% of the unpaid principal balance if the borrower is delinquent in making loan payments. Under the HUD program, we are required to advance 100% of the principal and interest payments due to noteholders if the borrower is delinquent in making loan payments. Advances are included in Loan origination related fees and other receivables to the extent such amounts are recoverable.

        Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio, if at any time it determines that the Company's financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards and the Company satisfied the requirements as of December 31, 2010 and 2009. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2010, the net worth requirement was $44.6 million and the Company's net worth was $124.2 million. As of December 31, 2010, we were required to maintain at least $8.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2010, we had operational liquidity of $33.3 million.

        Other Commitments—The Company has a Deferred Bonus Trust Agreement with certain senior management officers. The officers will receive bonus compensation if certain financial performance targets are met over specified three-year periods and they continue to be employed by the Company over the three-year period. As of December 31, 2010 and 2009, cash in the amount of $0.6 million and $1.4 million, respectively, has been classified as restricted cash to fund potential future payouts under this agreement related to 2006-2008, 2007-2009, and 2010 financial performance. As of December 31, 2010 and 2009, $2.8 million and $1.9 million, respectively, was recorded as a liability related to these three agreements.

        Litigation—On February 17, 2010, Capital Funding Group, Inc. ("Capital Funding") filed a lawsuit in the state Circuit Court of Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column to refinance a large portfolio of senior healthcare facilities located throughout the United States (the "Golden Living Facilities"). Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the refinancing of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column's alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

        Capital Funding further claims that Column and its affiliates and Walker & Dunlop, LLC breached the contract, were unjustly enriched, and committed unfair competition by using Capital Funding's alleged proprietary information for certain allegedly unauthorized purposes. Capital Funding also asserts a separate unfair competition claim against Walker & Dunlop, LLC in which it alleges that Walker & Dunlop, LLC is improperly "taking credit" on its website for certain work actually performed

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

by Capital Funding. Capital Funding seeks damages in excess of $30 million on each of the three claims asserted against all defendants, and an unspecified amount of damages on the separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also seeks injunctive relief in connection with its unjust enrichment and unfair competition claims.

        On May 3, 2010, we answered the complaint, denying liability for all three claims, and are defending ourselves against the allegations. The court denied Walker & Dunlop, LLC's motion to dismiss the unfair competition claim. A trial date for the matter was originally scheduled for Spring 2011.

        We are not aware of any contract between the plaintiff and Column or its affiliates regarding the right to refinance the Golden Living Facilities. Moreover, we believe that Walker & Dunlop, LLC did not assume any of the rights or liabilities related to the original Golden Living Facilities financing, which was provided in part by Column's parent company, Column Financial, Inc. Pursuant to an agreement, dated January 30, 2009 (the "Column Transaction Agreement"), among Column, Walker & Dunlop, LLC, W&D, Inc. and Green Park, Column generally agreed to indemnify Walker & Dunlop, LLC against liability arising from Column's conduct prior to Column's transfer of the assets to Walker & Dunlop, LLC. However, pursuant to the Column Transaction Agreement, Column's indemnification obligation arises only after Column receives a claim notice following the resolution of the litigation that specifies the amount of Walker & Dunlop, LLC's claim.

        To provide for greater certainty regarding Column's indemnification obligations before the resolution of this litigation and to cap our total loss exposure, we secured a further agreement from Column in November 2010 confirming that it will indemnify us for any liabilities that arise as a result of this litigation. As part of this further indemnification agreement, in the event Column is required to pay us for any liabilities under the Capital Funding litigation that it otherwise would not have been obligated to pay under the Column Transaction Agreement, we will indemnify Column for an amount up to $3.0 million. Also as part of this further indemnification agreement, William Walker, our Chairman, President and Chief Executive Officer, and Mallory Walker, former Chairman and current stock holder, in their individual capacities, agreed that if Column is required to indemnify us under this agreement and otherwise would not have been obligated to pay such amounts under the Column Transaction Agreement, Messrs. William Walker and Mallory Walker will pay any such amounts in excess of $3.0 million but equal to or less than $6.0 million. As a result of this agreement, we will have no liability or other obligation for any damage amounts in excess of $3.0 million arising out of this litigation. As a result of the indemnification claim procedures described above, we may be required to bear the significant costs of the litigation and any adverse judgment unless and until we are able to prevail on our indemnification claim. We believe that we will fully prevail on our indemnification claims against Column, and that we ultimately will incur no material loss as a result of this litigation, although there can be no assurance that this will be the case.

        On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC and its affiliates Column Guaranteed LLC and Column Financial, Inc. as defendants. In December 2010, Column assumed the defense of the Company pursuant to the indemnification agreement; counsel for Column will jointly defend Column and the Company in the litigation. Column has agreed to reimburse the Company for substantially all of the legal fees incurred by the Company prior to the date Column assumed the defense of the litigation, which total approximately $1 million.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

        For technical reasons, on March 4, 2011, Capital Funding was permitted to file a new complaint against all defendants containing the same allegations as set forth in the November 17th complaint. Capital Funding intends to dismiss the November 17th complaint and pursue the litigation under the March 4th complaint. On March 16, 2011, all defendants filed a motion to dismiss or for summary judgment with regard to all of Capital Funding's claims.

        We cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties and other costs, and our reputation and business may be impacted. Our management believes that any liability that could be imposed on us in connection with the disposition of any pending lawsuits would not have a material adverse effect on our business, results of operations, liquidity or financial condition.

        In the normal course of business, the Companies may be party to various claims and litigation.

        Lease Commitments—The Company's predecessor executed a lease agreement in October 2002 for its corporate headquarters, which was subsequently amended in November 2003, to increase the amount of space leased to a full floor (approximately 23,000 square feet). The original lease terminated November 30, 2007, and gave the Company an option to renew the lease for an additional five years at market rates. On February 28, 2007, the Company signed an amendment to extend the lease expiration date to November 30, 2012. Rent expense related to this lease is recognized on the straight-line basis over the term of the lease. Rent expense was approximately $1.7 million, $1.7 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Minimum cash basis operating lease commitments are as follows (in thousands):

Year ending December 31,
2011	$1,688
2012	1,629
2013	503
2014	502
2015	164
Thereafter	62

Total	$4,548

NOTE 12—SHARE-BASED PAYMENT

        Prior to the effective date of the initial public offering, the Board of Directors adopted, and our stockholder approved, the 2010 Equity Incentive Plan (the Plan). The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. The number of shares available for awards under the terms of the Plan is 2,140,000 (subject to stock splits and similar transactions). The Company did not grant any share-based awards prior to 2010.

        The Company, under the 2010 Equity Incentive Plan, has granted restricted share awards without cost to its officers, employees and non-employee directors, for which the fair value of the award is calculated as the difference between the market value of the Company's common stock on the date of grant and the purchase price paid by the employee. The awarded shares contain rights to vote such

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 12—SHARE-BASED PAYMENT (Continued)

shares and receive any dividends declared, however the shares are restricted in that grantees may not sell, transfer, assign, pledge or otherwise encumber the shares during the vesting period. The Company's awards for its officers and employees vest, predicated on continued employment, over a period of three years. Awards of its non-employee directors vest over a one-year period. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis, for the entire award, over the requisite service period of the award. Forfetiture assumptions are evaluated on a quarterly basis and updated as necessary. Compensation is recognized within the income statement as "Personnel" expense, the same expense line as the cash compensation paid to the respective employees.

        A summary of restricted stock activity during the periods presented is as follows (in thousands, except share and per share data):

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Nonvested at January 1, 2010	—	$—
Granted	465,761	9.91
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2010	465,761	$9.91	2.96 years	$4,700

Unvested shares expected to vest	465,761	$9.91	2.96 years	$4,700

        For the year ended December 31, 2010, stock compensation of $49,000 was recognized and is presented as a component of "Personnel" expense in the consolidated statement of income. As of December 31, 2010, the total unrecognized compensation cost for outstanding unvested restricted stock awards was approximately $4.2 million, and the weighted average period over which the unrecognized compensation will be recorded is equal to 2.96 years.

NOTE 13—EARNINGS PER SHARE

        The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Weighted average number of shares outstanding used to calculate basic earnings per share	15,033,741	14,306,873	9,710,521
Dilutive securities:
Unvested restricted stock units	2,670	—	—

Weighted average number of shares and share equivalents outstanding used to calculated diluted earnings per share	15,036,411	14,306,873	9,710,521

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 13—EARNINGS PER SHARE (Continued)

        The assumed proceeds used in the treasury method used for calculating the dilutive impact of the restricted stock awards includes the strike price, unrecognized compensation costs and excess tax benefit associated with the awards.. There were no outstanding unvested restricted stock awards in 2009 or 2008.

        In January 2011, the underwriters of our initial public offering partially exercised their over-allotment option and the Company issued an additional 221,292 shares of our common stock. The over-allotment option was granted by the Company in connection with its initial public offering of 10,000,000 shares of common stock at $10.00 per share, which closed in December 2010. The Company offered 6,666,667 shares of common stock and selling stockholders offered 3,333,333 shares. With the addition of the over-allotment, net of selling stockholders, the Company sold 6,887,959 shares.

NOTE 14—INCOME TAXES

Income Tax Provision

        We calculate our provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of our provision for income taxes (in thousands):

For the year ended December 31, 2010
Current
Federal	$1,441
State	248

$1,689
Deferred
Federal	$25,783
State	4,443

$30,226

Income tax provision	$31,915

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

        A reconciliation of the statutory federal tax provision to our income tax provision is as follows (in thousands):

For the year ended December 31, 2010
Statutory federal provision (35%)	$14,049
Federal tax provision attributed to predecessor shareholders	(13,754)
Statutory state income tax provision, net of federal tax benefit	1,484
State tax provision attributable to predecessor shareholders	(1,453)
Other	2

Income tax provision following change in tax status	$328
Recognition of temporary differences upon change in tax status	31,587

Income tax expense	$31,915

Deferred Tax Assets/Liabilities

        The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following (in thousands):

For the year ended December 31, 2010
Deferred Tax Assets:
Prepaid expenses	$191
Allowance for risk-sharing obligation	4,207
Step-up in tax basis of net assets acquired(1)	2,358
Other	89

Total deferred tax assets	$6,845
Deferred Tax Liabilities:
Mark-to-market of derivatives and loans held for sale	$(3,381)
Recognition of mortgage servicing rights	(33,195)
Equipment and intangible assets	(495)

Total deferred tax liabilities	$(37,071)

Deferred tax liabilities, net	$(30,226)

(1)
In 2006, GPF Acquisition, LLC (GPFA) acquired a 49% limited partner interest in Green Park Financial Limited Partnership, which resulted in the purchase price being deductible over the estimated useful lives of the underlying net assets acquired for income tax purposes. Following the Formation Transaction, Walker & Dunlop, Inc. holds a 100 percent ownership interest in GPFA; and accordingly, holds the right to the future benefit arising from the unamortized purchase price.

        We believe it more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

Tax Uncertainties

        We periodically assess our liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. As of December 31, 2010 and 2009, based on all known facts and circumstances and current tax law, we believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

NOTE 15—TRANSACTIONS WITH RELATED PARTIES

        As of December 31, 2010, Credit Suisse Securities (USA) LLC, through its ownership of Column, owns a 24% interest in the Company. In its capacity as one of the co-managers of our initial public offering in December 2010, Credit Suisse received underwriting discounts, commissions and fees of approximately $1.4 million. From time to time, Credit Suisse refers HUD related financing opportunities to the Company. Credit Suisse receives a fee directly from the borrower if the loans are approved and closed. At December 31, 2010, the Company had accrued dividends payable of $1.8 million related to Credit Suisse's ownership stake prior to the Formation Transaction, accrued fees of $1.0 million which Credit Suisse earned as a co-broker on certain 2010 HUD originations, and recorded a receivable of $1.1 million from Credit Suisse related to legal costs associated with the Capital Funding litigation discussed in Note 11. At December 31, 2009, the Company had recorded $5.5 million as amounts due from Credit Suisse. The Company did not pay any other amounts to Credit Suisse in the years ended December 31, 2010, 2009 and 2008, respectively.

        A subsidiary of the Company has contracted with Walker & Dunlop Fund Management, LLC (the "Advisor"), a registered investment advisor, of which Mr. Walker, our Chairman, President and Chief Executive Officer, is the sole member, for the Advisor to provide investment advisory services to a real estate fund pursuant to an investment advisory agreement. We provide consulting, overhead and other corporate services to the Advisor pursuant to a corporate services agreement for a fee which approximates our costs for such services. In 2010, 2009 and 2008 the amount of such fees were approximately $0.7 million, $0.7 million and $0, respectively.

        Included as a contra-account in the Company's equity at December 31, 2009, is a $153,600 stock subscription receivable from the Company's Chief Financial Officer under a stock purchase agreement for the purchase that was entered into by the CFO as part of the CFO's 2008 employment letter agreement. The stock subscription was repaid in 2010 prior to our initial public offering.

        Prior to the Formation Transaction, the Company had made tax advances to shareholders or members for quarterly estimated taxes. These tax advances have been repaid through quarterly distributions within 12 months. As of December 31, 2009, tax advances totaling $0.3 million were outstanding. No advances were outstanding at December 31, 2008.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 16—RETIREMENT PLAN

        The Company sponsors a 401(k) plan with elective employee deferrals and a stated employer match of 50% of the employee's contribution up to the lesser of (a) 6% of salary or (b) $4,500. Total compensation expense for the 401(k) plan was $0.3 million, $0.3 million and $0.2 million for 2010, 2009 and 2008, respectively.

NOTE 17—SEGMENTS

        We are one of the leading providers of commercial real estate financial services in the United States, with a primary focus on multifamily lending. We originate a range of multifamily and other commercial real estate loans that are sold to government sponsored enterprises or placed with institutional investors. We also service nearly all of loans that we sell to government sponsored enterprises and a great majority of the loans that we place with institutional investors. Substantially all of our operations involve the delivery and servicing of loan products for our customers. Management makes operating decisions and assesses performance based on an ongoing review of these integrated operations, which constitute the Company's only operating segment for financial reporting purposes.

        We evaluate the performance of our business and allocate our resources based on a single segment concept. No one borrower/key principal accounts for more than 4% of our total risk-sharing loan portfolio.

        An analysis of the investor concentrations and geographic dispersion of our service revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by investor, for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	For the year ended December 31,
	2010	2009	2008
Fannie Mae	$9,459,813	$8,695,229	$5,182,824
Freddie Mac	2,467,567	2,055,821	—
Ginnie Mae—HUD	836,924	350,676	—
Life insurance companies and other	1,854,990	2,101,591	1,793,384

Total	$14,619,294	$13,203,317	$6,976,208

        The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2010, 2009 and 2008 by geographical area, is as shown in the following table. No other state accounted

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 17—SEGMENTS (Continued)

for more than 5% unpaid principal balance and related servicing revenues in any of the three fiscal years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
	2010	2009	2008
California	15.2%	11.9%	4.0%
Virginia	10.8%	13.7%	13.5%
Maryland	9.0%	9.6%	15.9%
Texas	7.6%	8.9%	9.2%
Florida	7.6%	6.4%	4.9%
Pennsylvania	4.2%	4.4%	6.4%
All other	45.6%	45.1%	46.1%

Total	100.0%	100.0%	100.0%

NOTE 18—OTHER OPERATING EXPENSES

        The following is a summary of the major components of other operating expenses for each of the three years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2010	2009	2008
Professional fees	$2,632	$4,087	$2,052
Travel and entertainment	1,864	1,452	1,009
Loan servicing fees to others	1,759	744	—
Marketing and preferred broker	1,725	1,144	925
Rent	1,676	1,661	1,201
Office expenses	1,363	850	493
All other	2,452	1,176	868

Total	$13,471	$11,114	$6,548

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

        The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	For the year ended December 31, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$26,658	$12,332	$21,173	$25,040
Servicing fees	$7,255	$6,989	$6,561	$6,219
Total revenues	$36,055	$22,164	$30,678	$32,937
Personnel	$13,582	$5,464	$8,064	$15,349
Amortization and depreciation	$4,565	$4,231	$4,719	$3,444
Total expenses	$25,439	$15,107	$18,950	$22,196
Operating income	$10,616	$7,057	$11,728	$10,741
Net income (loss)	$(21,299)	$7,057	$11,728	$10,741
Diluted earnings (loss) per share	$(1.34)	$0.48	$0.80	$0.73
Total originations	$1,069,651	$444,439	$671,964	$985,564
Servicing portfolio	$14,619,294	$14,165,850	$13,692,347	$13,082,285

	For the year ended December 31, 2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$17,797	$13,908	$19,006	$7,235
Servicing fees	$5,631	$5,590	$5,310	$4,450
Total revenues	$26,496	$21,613	$27,378	$13,274
Personnel	$7,662	$9,250	$9,299	$5,966
Amortization and depreciation	$3,780	$3,406	$3,210	$2,521
Total expenses	$15,689	$15,592	$15,725	$13,151
Operating income	$10,807	$6,021	$11,653	$123
Net income	$10,807	$6,021	$11,653	$11,045
Diluted earnings per share	$0.73	$0.41	$0.79	$0.85
Total originations	$547,695	$514,554	$760,925	$406,598
Servicing portfolio	$13,203,317	$12,844,826	$12,511,328	$12,048,429

        Upon the closing of the Formation Transaction on December 20, 2010, our income became subject to both federal and state corporate tax. Concurrent with the closing of the Formation Transaction and the Company's change in tax status, we recognized approximately $31.6 million of net deferred tax liabilities. For the 12 days following the closing of the Formation transaction, we recognized income tax expense of $0.3 million. For the year ended December 31, 2010, we recognized aggregate tax expense of $31.9 million; and have recognized net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010. No other quarterly periods above included income tax expense.