Form 10-Q
period 2011-03-31
Walker & Dunlop, Inc.
filed 2011-05-13
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-35000

Walker & Dunlop, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0629925
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7501 Wisconsin Avenue, Suite 1200E

Bethesda, Maryland 20814

(301) 215-5500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Not Applicable

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 11, 2011 there were 22,196,755 total shares of common stock outstanding.

Walker & Dunlop, Inc.

Form 10-Q

EX-10.2

EX-10.3

EX-10.4

EX-10.5

EX-31.1

EX-31.2

EX-32

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$43,390	$33,285
Restricted cash	7,287	4,580
Pledged securities, at fair value	14,781	14,281
Loans held for sale	108,912	302,851
Servicing fees and other receivables, net	13,364	13,829
Derivative assets	6,800	6,354
Mortgage servicing rights	112,829	106,189
Intangible assets	1,248	1,266
Other assets	2,705	2,985
Total assets	$311,316	$485,620

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other accrued expenses	$47,494	$57,713
Performance deposits from borrowers	7,003	5,970
Derivative liabilities	344	1,454
Guaranty obligation, net of accumulated amortization	9,136	8,928
Allowance for risk-sharing obligations	11,619	10,873
Warehouse notes payable	75,394	248,419
Notes payable	26,569	27,621
Total liabilities	$177,559	$360,978

Stockholders’ Equity
Stockholders’ equity:
Preferred shares, Authorized 50,000,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 21,629,463 shares in 2011 and 21,408,171 shares in 2010	216	214
Additional paid-in capital	79,521	77,047
Retained earnings	54,020	47,381
Total stockholders’ equity	$133,757	$124,642
Commitments and contingencies
Total liabilities and stockholders’ equity	$311,316	$485,620

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Gains from mortgage banking activities	$16,827	$25,040
Servicing fees	7,713	6,219
Net warehouse interest income	717	567
Escrow earnings and other interest income	370	495
Other	3,370	616
Total revenues	$28,997	$32,937

Expenses
Personnel	$9,207	$15,349
Amortization and depreciation	4,907	3,444
Provision for risk-sharing obligations	746	(76)
Interest expense on corporate debt	252	353
Other operating expenses	3,020	3,126
Total expenses	$18,132	$22,196
Income from operations	$10,865	$10,741
Income tax expense	4,226	—
Net income	$6,639	$10,741

Basic and diluted earnings per share	$0.31	$0.73

Basic weighted average shares outstanding	21,582,746	14,741,504
Diluted weighted average shares outstanding	21,651,192	14,741,504

Proforma net income data
Income from operations, as reported		$10,741
Pro forma adjustments for income tax expense		4,178
Pro forma net income		$6,563
Pro forma basic and diluted earnings per share		$0.45

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,639	$10,741
Adjustments to reconcile net income to net cash provided by operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(9,469)	(9,062)
Gain on sale of MSR, less prepayment of originated mortgage servicing rights	165	6
Provision for risk-sharing obligations	746	(76)
Amortization and depreciation	4,907	3,444
Loss on disposal of fixed assets	—	—
Originations of loans held for sale	(440,971)	(254,472)
Sales of loans to third parties	631,103	302,545
Stock compensation	423	—
Cash paid to settle guarantee agreement	—	(2,148)
Changes in:
Restricted cash and pledged securities	(3,207)	(649)
Servicing fees and other receivables	343	(3,206)
Derivative fair value adjustment	413	(16,010)
Intangible and other assets	488	1,227
Accounts payable and other accruals	(10,219)	13,691
Performance deposits from borrowers	1,033	6,382
Net cash provided by operating activities	$182,394	$52,413

Cash flows from investing activities:
Capital expenditures	$(265)	$(107)
Net cash used in investing activities	$(265)	$(107)

Cash flows from financing activities:
Repayments of warehouse notes payable, net	$(173,025)	$(48,175)
Repayments of notes payable, net	(1,052)	(1,324)
Distributions to former members	—	(2,995)
Cash distributed to Column	—	(109)
Proceeds from issuance of common stock	2,053	—
Net cash used in financing activities	$(172,024)	$(52,603)
Net increase (decrease) in cash and cash equivalents	$10,105	$(297)
Cash and cash equivalents at beginning of period	33,285	10,390
Cash and cash equivalents at end of period	$43,390	$10,093

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$800	$555
Cash paid for taxes	$2,282	$—

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or thereafter.

Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities, which had been previously operated and reported as companies under common control (the “Formation Transaction,” see Note 7). These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company, Walker & Dunlop.  This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split.  In accordance with GAAP, all financial reports have been prepared as if the combination of the companies under common control and subsequent stock split had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation.  The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

We are one of the leading providers of commercial real estate financial services in the United States, with a primary focus on multifamily lending. We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate pursuant to the programs of Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (“HUD”), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we sell to GSEs and HUD. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in seven states, the District of Columbia and the metropolitan New York area and a HUD Multifamily Accelerated Processing (“MAP”) lender nationally. We also originate and service loans for a number of life insurance companies and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

W&D Balanced Real Estate Fund I GP, LLC, a wholly owned subsidiary, has a general partnership interest in a partnership that invests in commercial real estate. The Company can be removed as general partner at the sole discretion of one of the limited partners. Accordingly, we apply the equity method of accounting to this investment.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company as defined in Note 1. All material intercompany transactions have been eliminated. We have evaluated all subsequent events.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including guaranty obligations, and capitalized mortgage servicing rights, derivative instruments and hedging relationships, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Comprehensive Income—For the three month periods ended March 31, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

located throughout the United States. Mortgage loans are generally transferred or sold within 2 to 45 days from the date that a mortgage loan is funded.

There is no material counterparty risk with respect to the Company’s funding commitments in that each potential borrower must make a non-refundable good faith deposit when the funding commitment is executed. The counterparty to the forward sale generally is an investment bank. There is a risk that the purchase price agreed to by Fannie Mae or the other investor will be reduced in the event of a late delivery. The risk for non-delivery of a loan primarily results from the risk that a borrower does not close on the funding commitment in a timely manner, which generally is a risk mitigated by the non-refundable good faith deposit.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 2 to 45 days from the date that a mortgage loan is funded. We initially measure all originated loans at fair value. Subsequent to initial measurement, we measure all mortgage loans at fair value, unless we document at the time the loan is originated that we will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans that were valued at the lower of cost or market or on a non-accrual status at March 31, 2011 or December 31, 2010.

Gains from Mortgage Banking Activities—Mortgage banking activity income is recognized when we record a derivative asset upon the firm commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with servicing of loans net of the estimated net future cash flows associated with the risk-sharing obligations. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. Mortgage servicing rights and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans.

Loans originated in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments and because the borrower will also have to pay an origination fee to the ultimate institutional lender. The co-broker fees for the three months ended March 31, 2011 and 2010 were $5.3 million and $6.9 million, respectively.

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

When a mortgage loan is sold, and the Company retains the right to service the loan, the Company initially recognizes the Mortgage Servicing Right (“MSR”) at fair value. Subsequent to the initial measurement date, mortgage servicing assets are amortized using the effective interest method.

Guaranty obligation and allowance for risk-sharing obligations— When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. At inception, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. The fair value includes the Company’s obligation to stand ready to perform over the term of the guaranty (the non-contingent guaranty), and the Company’s obligation to make future payments should those triggering events or conditions occur (contingent guaranty). Historically the contingent guaranty recognized at inception has been de minimis. In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the future cash flows expected to be paid under the guaranty over the estimated life of the loan (historically three to five basis points per year) discounted using a 12-15 percent discount rate. The discount rate and estimated life used are consistent with those used for the calculation of the MSR for each loan.

Subsequent to the initial measurement date, the Company’s liability is amortized over the life of the guaranty period using the straight-line method; we evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for events or conditions which may signal a potential default.  In instances where payment under the guaranty on a specific loan is determined to be probable and estimable, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations, along with a write-off of the associated loan-specific MSR (Note 5).

Share-Based Payment—The Company recognizes compensation costs for all share-based payment awards made to employees and

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

directors, including employee stock options and other forms of equity compensation based on the grant date fair value.

Under the 2010 Equity Incentive Plan, the Company has granted restricted share and stock option awards. Restricted share awards were granted without cost to the Company’s officers, employees and non-employee directors, for which the fair value of the award was calculated as the difference between the market value of the Company’s common stock on the date of grant and the purchase price paid by the grantee. The Company’s restricted share awards for its officers and employees vest, predicated on continued employment, over a period of three years. Restricted share awards for non-employee directors fully vest after one year.

Stock option awards were granted to certain officers and employees, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and were granted for a ten-year term, vesting over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option term, the estimated dividend yield, a “risk-free” interest rate and the expected volatility. For the “risk-free” rate, the Company uses a U.S. Treasury strip due in a number of years equal to the option’s expected term. To determine the expected volatility, the Company has calculated the volatility of the option price of a group of peer companies, as the Company has insufficient historical data for its common stock at this time to develop an expectation of volatility over the expected term of the options granted solely based on the historical volatility of its own common stock.

Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis, for the entire award, over the requisite service period of the award. Forfetiture assumptions are evaluated on a quarterly basis and updated as necessary. Compensation is recognized within the income statement as “Personnel” expense, the same expense line as the cash compensation paid to the respective employees.

Income Taxes—Prior to the closing of the Formation Transaction on December 20, 2010, the predecessor entities to the Company elected pass-through tax status under the provisions of the Internal Revenue Code and the various states in which they are qualified to do business. As pass through entities, the Company’s predecessors were subject to insignificant federal, state and local income taxes as the owners separately accounted for their pro-rata share of the Company’s items of income, deductions, losses and credits on their individual returns. Therefore, for the three months ended March 31, 2010, no provision was made in the accompanying financial statements for liabilities for federal, state and local income taxes since because such liabilities were the responsibility of the individual owners. The Company files income tax returns in the applicable U.S federal, state and local jurisdictions and generally is subject to examination by the respective jurisdictions for three years from the filing of a tax return.

Following the closing of the Formation Transaction, we account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. See Note 7 for policy on pro forma income taxes.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. Deferred tax assets are included in other assets, and deferred tax liabilities are included in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheets.

We had no accruals for tax uncertainties as of March 31, 2011 or December 31, 2010.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale. Warehouse interest income and expense are earned or incurred after a loan is closed and before a loan is sold. Included in net warehouse interest income for the three months ended March 31, 2011 and 2010 are the following components (in thousands):

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2011	2010
Warehouse interest income	$1,721	$1,075
Warehouse interest expense	1,004	508
Warehouse interest income, net	$717	$567

Recently Issued Accounting Pronouncements—In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires new disclosures about recurring or nonrecurring fair value measurements, to include transfers in and out of Levels 1 and 2, a reconciliation for fair value measurements using Level 3 inputs, and clarifies disclosure requirements for fair value measurements.  ASU 2010-06 is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance expanded our disclosures regarding fair value measurements (Note 9) and did not have a material impact on our financial statements.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consist of the following activity for the three months ended March 31, 2011 and 2010 (in thousands):

	For the three months ended March 31,
	2011	2010
Contractual loan origination related fees, net	$7,358	$15,978
Fair value of expected net future cash flows from servicing recognized at commitment	10,055	9,405
Fair value of expected guaranty obligation	(586)	(343)
Total gains from mortgage banking activities	$16,827	$25,040

NOTE 4—MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (MSR) represent the fair value of the servicing rights retained by the Company for mortgage loans originated and sold. The capitalized amount is equal to the estimated fair value of the future expected net cash flows associated with the servicing rights. The following describes the key assumptions used in calculating each loan’s MSR:

Discount rate—Depending upon loan type, the discount rate used is management’s best estimate of market discount rates. The rates used for loans originated were 10% to 15% for each of the three month periods presented.

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

The fair value of the MSRs was $131.8 million and $125.1 at March 31, 2011 and December 31, 2010, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at March 31, 2011 is a decrease in the fair value of $3.6 million.

The impact of a 200 basis point increase in the discount rate at March 31, 2011 is a decrease in the fair value of $7.2 million.

Activity related to capitalized MSRs for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2011	2010
Beginning balance	$106,189	$81,427
Additions, following sale of loan	11,895	5,729
Amortization	(4,969)	(3,672)
Prepayments and write-offs	(286)	—
Ending balance	$112,829	$83,484

The MSRs are being amortized in proportion to, and over the period, that net servicing income is expected to be received using the effective interest method. The Company reported write downs of MSRs related to loans that were repaid prior to the expected maturity or the servicing rights being sold. These write-offs are included with the amortization and depreciation expense in the accompanying condensed consolidated statements of income.

Management reviews the capitalized MSRs for impairment quarterly. MSRs are measured for impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio and property type. In addition, at each reporting period, we compare the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. No impairments other than write-offs discussed above have been recognized for the periods presented.

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. No guaranty is provided for loans sold under the Freddie Mac or HUD loan programs.

A summary of our guaranty obligation for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	For the three months ended March 31,
	2011	2010
Balance at January 1	$8,928	$8,751
Guaranty obligation recognized	589	380
Amortization of guaranty obligation	(381)	(368)
Balance at March 31	$9,136	$8,763

We evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. A summary of our allowance for risk-sharing for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	For the three months ended March 31,
	2011	2010
Balance at January 1	$10,873	$5,552
Write offs	—	(2,148)
Provision for risk-sharing obligations	746	(76)
Balance at March 31	$11,619	$3,328

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of March 31, 2011, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.4 billion. The maximum quantifiable contingent liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total amount of loans the Company was servicing for various institutional investors was $14.9 billion as of March 31, 2011.

NOTE 7—FORMATION TRANSACTION

As part of the Formation Transaction, the Company was incorporated in Maryland on July 29, 2010, and had no activity other than its initial capitalization prior to the Company’s initial public offering, which was completed on December 20, 2010. Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company.  This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split.  In accordance with US GAAP, all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation.  The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

On January 19, 2011, we issued an additional 221,292 shares of common stock at $10.00 per share upon the partial exercise of the overallotment option by the underwriters. We received net proceeds of approximately $2.1 million, net of underwriting discounts and commissions of approximately $0.2 million.

Pro forma basic earnings per share and diluted earnings per share for periods prior to the December 20, 2010 closing of our initial public offering are computed by dividing pro forma net income available to common stockholders by the weighted-average number of shares outstanding for the periods presented, after reclassification for the Formation Transaction and stock split. Changes in ownership interests during any period are weighted for the portion of the period that shares were outstanding. For purposes of this pro forma presentation, pro forma income taxes were computed as if the predecessor companies’ income from operations had been taxed at the corporate level at a composite rate of 38.9%, rather than at the individual investor level for the pass-through entities.

The following is a calculation of the pro forma basic and diluted earnings per share for the three months ended March 31, 2010 (in thousands, except per share data):

For the three months ended
Pro forma net income data	March 31, 2010
Income from operations, as reported	$10,741
Pro forma adjustments for income tax expense	4,178
Pro forma net income	$6,563

Pro forma basic and diluted earnings per share	$0.45

NOTE 8—NOTES PAYABLE

To provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $300 million with certain national banks. In support of each of these credit facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs.  At March 31, 2011, warehouse borrowings aggregated $75.4 million under the bank facilities. The borrowing rates under these warehouse facilities continue to be computed based on the average 30-day LIBOR plus 1.00% to 2.50%. For the three months ended March 31, 2011 and 2010, the Company incurred interest expense on its warehouse facilities of $1.0 million and $0.5 million, respectively. Included in interest expense were loan fees of $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The notes payable are subject to various financial covenants and the Company was in compliance with all such covenants at March 31, 2011.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

On March 16, 2011, the Company amended its master purchase and sale agreement which was scheduled to mature March 31, 2011. The amendment extends the maturity date of the purchase and sale agreement to March 16, 2012 and reduces the rate for borrowing under the agreement to the average 30-day LIBOR plus 250 basis points.

On May 11, 2011, the Company amended its committed warehouse line agreement which matures on November 28, 2011. The amendment reduces the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modifies certain covenants as follows: increases tangible net worth requirement to $100 million, decreases maximum ratio of total indebtedness to tangible net worth to 2.25 to 1.0, increases minimum unrestricted liquidity requirement to $10 million and eliminates the covenant regarding increases in the maximum delinquency rate change.

On May 12, 2011, the Company amended its committed warehouse line agreement which matures on June 29, 2011. The amendment reduces the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modifies certain covenants as follows: increases tangible net worth requirement to $100 million, decreases maximum ratio of total indebtedness to tangible net worth to 2.25 to 1.0, increases minimum unrestricted liquidity requirement to $10 million and eliminates the covenant regarding increases in the maximum delinquency rate change.

At March 31, 2011, the Company has provided warehouse funding for loans, with a principal balance of approximately $31.8 million, included in loans held for sale, using proceeds from the initial public offering.

On October 31, 2006, we entered into a $42.5 million term note agreement which matures on October 31, 2011. All of the ownership interests in Walker & Dunlop, LLC, our wholly owned subsidiary, are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. As of March 31, 2011, the outstanding note balance was $26.1 million.

On May 11, 2011, the Company amended the term note agreement which matures on October 31, 2011. The amendment reduces the rate for borrowing under the agreement to the average 30-day LIBOR plus 250 basis points and extends the maturity date to October 31, 2015. The amendment modifies certain agreement covenants as follows: increases tangible net worth requirement to $100 million, decreases maximum ratio of total indebtedness to tangible net worth to 2.25 to 1.0, increases minimum unrestricted liquidity requirement to $10 million, eliminates the covenant regarding increases in the maximum delinquency rate change, increases the minimum debt service ratio to 3.0 to 1.0, decreases the maximum loan to value ratio (for term debt) as a percentage of the .mortgage servicing rights portfolio to 40%, increases the minimum total servicing portfolio requirement to $8 billion and increases the minimum total Fannie Mae servicing portfolio to $7.5 billion.

NOTE 9—FAIR VALUE MEASUREMENTS

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach to measure assets and liabilities that are measured at fair value. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The Company’s MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value:

•                  Derivative Instruments—The derivative positions consist of interest rate lock commitments and forward sale agreements. These instruments are valued using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company and are classified within Level 3 of the valuation hierarchy.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2011
Assets
Loans held for sale	$—	$108,912	$—	$108,912
Pledged securities	14,781	—	—	14,781
Derivative assets	—	—	6,800	6,800
Total	$14,781	$108,912	$6,800	$130,493

Liabilities
Derivative liabilities	$—	$—	$344	$344
Total	$—	$—	$344	$344

December 31, 2010
Assets
Loans held for sale	$—	$302,851	$—	$302,851
Pledged securities	14,281	—	—	14,281
Derivative assets	—	—	6,354	6,354
Total	$14,281	$302,851	$6,354	$323,486

Liabilities
Derivative liabilities	$—	$—	$1,454	$1,454
Total	$—	$—	$1,454	$1,454

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 45 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
March 31, 2011
Derivative assets and liabilities, net
Beginning balance, December 31, 2010	$4,900
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(15,271)
Realized gains (losses) recorded in earnings	10,371
Unrealized gains (losses) recorded in earnings	6,456
Ending balance, March 31, 2011	$6,456

The carrying amounts and the fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are presented below (in

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

thousands):

	March 31, 2011
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$43,390	$43,390
Restricted cash	7,287	7,287
Pledged securities	14,781	14,781
Loans held for sale	108,912	108,912
Derivative assets	6,800	6,800
Total	$181,170	$181,170

Financial Liabilities:
Derivative liabilities	$344	$344
Warehouse notes payable	75,394	75,394
Notes payable	26,569	26,569
Total	$102,307	$102,307

	December 31, 2010
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$33,285	$33,285
Restricted cash	4,580	4,580
Pledged securities	14,281	14,281
Loans held for sale	302,851	302,851
Derivative assets	6,354	6,354
Total	$361,351	$361,351

Financial Liabilities:
Derivative liabilities	$1,454	$1,454
Warehouse notes payable	248,419	248,419
Notes payable	27,621	27,669
Total	$277,494	$277,542

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

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 2 to 45 days from the date that a mortgage loan is funded, and are valued using discounted cash flow models that incorporate observable prices from market participants.

Derivative Instruments—Consist of interest rate lock commitments and forward sale agreements. These instruments are valued using discounted cash flow models developed based on changes in the U.S. Treasury rate and other observable market data. The value is

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company.

Warehouse Notes Payable—Consist of borrowings outstanding under warehouse line agreements. The borrowing rates on the warehouse lines are based upon average 30-day LIBOR plus a margin. The carrying amounts approximate fair value because of the short maturity of these instruments.

Notes Payable—Consist of borrowings outstanding under term note agreements. The borrowing rates on the notes payable are based upon average 30-day LIBOR plus a margin. We estimate the fair value by discounting the future cash flows of each instrument at market rates.

Fair Value of Derivative Instruments and Loans Held for Sale—In the normal course of business, the Company enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by the Company. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company’s policy is to enter into a sale commitment with the investor simultaneously with the rate lock commitment with the borrower. The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through other income and expenses. The fair value of the Company’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

•                  the assumed gain/loss of the expected resultant loan sale to the buyer;

•                  the expected net future cash flows associated with servicing the loan (Level 2); and

•                  the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 3).

The fair value of the Company’s forward sales contracts to investors considers effects of interest rate movements between the trade date and the balance sheet date (Level 3). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

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

The fair value of the Company’s forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 3). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

	Fair Value Adjustment Components				Balance Sheet Location
(in thousands)	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Contract Assets	Derivative Contract Liabilities	Fair Value Adjustment To Loans Held for Sale
March 31, 2011
Rate lock commitments	$197,436	$5,671	$(597)	$5,074	$5,074	$—	$—
Forward sale contracts	303,251	—	1,382	1,382	1,726	(344)	—
Loans held for sale	105,815	3,882	(785)	3,097	—	—	3,097
Total		$9,553	$—	$9,553	$6,800	$(344)	$3,097

December 31, 2010
Rate lock commitments	$158,557	$3,470	$(1,513)	$1,957	$2,524	$(567)	$—
Forward sale contracts	454,504	—	2,943	2,943	3,830	(887)
Loans held for sale	295,947	8,334	(1,430)	6,904	—	—	6,904
Total		$11,804	$—	$11,804	$6,354	$(1,454)	$6,904

NOTE 10—LITIGATION, COMMITMENTS AND CONTINGENCIES

Fannie Mae DUS Related Commitments—Commitments for the origination and subsequent sale and delivery of loans to Fannie Mae represent those mortgage loan transactions where the borrower has locked an interest rate and scheduled closing and the Company has entered into a mandatory delivery commitment to sell the loan to Fannie Mae. As discussed in Note 9, the Company accounts for these commitments as derivatives recorded at fair value.

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The reserve for loans may be posted over the first 48 months. As of March 31, 2011, the Company had pledged cash and securities in excess of these requirements. In 2010, Fannie Mae increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years for all existing and new qualifying loans, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of March 31, 2011, the additional proposed collateral required by the end of the three year period is expected to be approximately $11.7 million. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011. Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of March 31, 2011.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards and the Company satisfied the requirements as of March 31, 2011. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2011, the net worth requirement was $46.0 million and the Company’s net worth was $134.2 million. As of March 31, 2011, we were required to maintain at least $8.5 million of liquid assets to meet our operational liquidity requirements, as defined in the agreements, for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2011, we had operational liquidity of $43.0 million.

Litigation— On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the state Circuit Court of Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”)

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living Facilities”). Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the refinancing of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

Capital Funding further claims that Column and its affiliates and Walker & Dunlop, LLC breached the contract, were unjustly enriched, and committed unfair competition by using Capital Funding’s alleged proprietary information for certain allegedly unauthorized purposes.  Capital Funding also asserts a separate unfair competition claim against Walker & Dunlop, LLC in which it alleges that Walker & Dunlop, LLC is improperly “taking credit” on its website for certain work actually performed by Capital Funding. Capital Funding seeks damages in excess of $30 million on each of the three claims asserted against all defendants, and an unspecified amount of damages on the separate claim for unfair competition against Walker & Dunlop, LLC.  Capital Funding also seeks injunctive relief in connection with its unjust enrichment and unfair competition claims.

On May 3, 2010, we answered the complaint, denying liability for all three claims, and are defending ourselves against the allegations. The court denied Walker & Dunlop, LLC’s motion to dismiss the unfair competition claim. A trial date for the matter was originally scheduled for Spring 2011.

We are not aware of any contract between the plaintiff and Column or its affiliates regarding the right to refinance the Golden Living Facilities. Moreover, we believe that Walker & Dunlop, LLC did not assume any of the rights or liabilities related to the original Golden Living Facilities financing, which was provided in part by Column’s parent company, Column Financial, Inc. Pursuant to an agreement, dated January 30, 2009 (the “Column Transaction Agreement”), among Column, Walker & Dunlop, LLC, W&D, Inc. and Green Park, Column generally agreed to indemnify Walker & Dunlop, LLC against liability arising from Column’s conduct prior to Column’s transfer of the assets to Walker & Dunlop, LLC. However, pursuant to the Column Transaction Agreement, Column’s indemnification obligation arises only after Column receives a claim notice following the resolution of the litigation that specifies the amount of Walker & Dunlop, LLC’s claim.

To provide for greater certainty regarding Column’s indemnification obligations before the resolution of this litigation and to cap our total loss exposure, we secured a further agreement from Column in November 2010 confirming that it will indemnify us for any liabilities that arise as a result of this litigation. As part of this further indemnification agreement, in the event Column is required to pay us for any liabilities under the Capital Funding litigation that it otherwise would not have been obligated to pay under the Column Transaction Agreement, we will indemnify Column for an amount up to $3.0 million. Also as part of this further indemnification agreement, William Walker, our Chairman, President and Chief Executive Officer, and Mallory Walker, former Chairman and current stockholder, in their individual capacities, agreed that if Column is required to indemnify us under this agreement and otherwise would not have been obligated to pay such amounts under the Column Transaction Agreement, Messrs. William Walker and Mallory Walker will pay any such amounts in excess of $3.0 million but equal to or less than $6.0 million. As a result of this agreement, we will have no liability or other obligation for any damage amounts in excess of $3.0 million arising out of this litigation. As a result of the indemnification claim procedures described above, we may be required to bear the significant costs of the litigation and any adverse judgment unless and until we are able to prevail on our indemnification claim. We believe that we will fully prevail on our indemnification claims against Column, and that we ultimately will incur no material loss as a result of this litigation, although there can be no assurance that this will be the case.

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

For technical reasons, on March 4, 2011, Capital Funding was permitted to file a new complaint against all defendants containing the same allegations as set forth in the November 17, 2010 complaint.  Capital Funding intends to dismiss the November 17, 2010 complaint and pursue the litigation under the March 4, 2011 complaint.  On March 16, 2011, all defendants filed a motion to dismiss or for summary judgment with regard to all of Capital Funding’s claims.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

In the normal course of business, the Companies may be party to various claims and litigation.

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
Weighted average number of shares outstanding used to calculate basic earnings per share	21,582,746	14,741,504
Dilutive securities:
Unvested restricted shares	68,446	—
Weighted average number of shares and share equivalents outstanding used to calculated diluted earnings per share	21,651,192	14,741,504

The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the strike price, unrecognized compensation costs and excess tax benefit associated with the awards. Options issued under the 2010 Equity Incentive Plan to purchase 214,987 shares of common stock were outstanding during the three months ended March 31, 2011 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock or stock option awards granted or outstanding in the three months ended March 31, 2010.

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

NOTE 12—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2010	21,408,171	$214	$77,047	$47,381	$124,642
Net income	—	—	—	6,639	6,639
Issuance of common shares	221,292	2	2,051	—	2,053
Stock-based compensation	—	—	423	—	423
Balances at March 31, 2011	21,629,463	$216	$79,521	$54,020	$133,757

NOTE 13—TRANSACTIONS WITH RELATED PARTIES

As of March 31, 2011, Credit Suisse Securities (USA) LLC, through its ownership of Column, owns a 24% interest in the Company. From time to time, Credit Suisse refers HUD related financing opportunities to the Company. Credit Suisse receives a fee directly from the borrower if the loans are approved and closed. At March 31, 2011, the Company had accrued dividends payable of $1.8 million related to Credit Suisse’s ownership stake prior to the Formation Transaction.

A subsidiary of the Company has contracted with Walker & Dunlop Fund Management, LLC (the “Advisor”), a registered investment advisor, of which Mr. Walker, our Chairman, President and Chief Executive Officer, is the sole member, for the Advisor to provide

Walker & Dunlop, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

investment advisory services to a real estate fund pursuant to an investment advisory agreement. We provide consulting, overhead and other corporate services to the Advisor pursuant to a corporate services agreement for a fee which approximates our costs for such services. The amount of such fees for the three months ended March 31, 2011 and 2010 were approximately $0.2 million and $0.2 million, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” “us”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

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

While forward-looking statements reflect our good faith projections, assumptions and expectations, they are not guarantees of future results. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by applicable law. For a further discussion of these and other factors that could cause future results to differ materially from those expressed or contemplated in any forward-looking statements, see “Risk Factors.”

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Business

We are one of the leading providers of commercial real estate financial services in the United States, with a primary focus on multifamily loans. We originate, sell and service a range of multifamily and other commercial real estate financing products.

We currently do not originate loans for our balance sheet. We fund loans for GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed 2 to 45 days after the loan is closed. In cases where we do not fund the loan, we act as a loan broker and service some of the loans. Our originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers’ needs. These loans are then funded directly by the institutional lender and we receive an origination fee for placing the loan and a servicing fee for any loans we service.

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

We retain servicing rights on substantially all of the loans we originate, and generate revenues from the fees we receive for servicing the loans, interest income from escrow deposits held on behalf of borrowers, late charges and other ancillary fees. Servicing fees are set at the time an investor agrees to purchase the loan and are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments to the Company in the event of a voluntary prepayment. Loans serviced outside of Fannie Mae and Freddie Mac do not typically require such payments.

We are currently not exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. The pair off fee is typically less than the deposit we collect from the borrower. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from any failure to close by an investor. We have experienced only one failed delivery in our history and did not incur any loss.

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Except for the Fannie Mae DUS loans acquired in the Column transaction, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap each loan balance subject to full risk-sharing at $50 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $50 million in order to limit our maximum loss exposure on any one loan to $10 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss).

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

In December 2010, we completed our initial public offering, pursuant to which we sold 6,666,667 shares and selling stockholders sold 3,333,333 shares of our common stock at a price per share of $10.00, resulting in gross proceeds to the Company of $66.7 million. The offering was completed on December 20, 2010.  We received net proceeds of $58.4 million from the initial public offering after deferred underwriting discounts and commissions and other accrued offering costs.  In connection with our IPO, we completed the Formation Transaction through which Walker & Dunlop, LLC became a wholly owned subsidiary of Walker & Dunlop, Inc., a newly formed Maryland corporation. In connection with the Formation Transaction, members of the Walker family, certain of our directors and executive officers and certain other individuals and entities who owned direct and indirect equity interests in Walker & Dunlop, LLC contributed their respective interests in such entities to Walker & Dunlop, Inc. in exchange for shares of our common stock. Our predecessor entities have historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing our initial public offering on December 20, 2010, our income became subject to both federal and state corporate tax.

On January 19, 2011, we issued an additional 221,292 shares of common stock at $10.00 per share upon the partial exercise of the overallotment option by the underwriters. We received net proceeds of approximately $2.1 million, net of underwriting discounts and commissions of approximately $0.2 million.

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries.  Prior to the Formation Transaction, the financial results of operations include the condensed consolidated financial results of all wholly owned subsidiaries of Walker & Dunlop, Inc. and entities under common control, which became wholly owned subsidiaries of Walker & Dunlop, Inc. upon completion of the Formation Transaction and closing of our initial public offering on December 20, 2010. Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control.  These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in

14,741,504 shares in the newly formed company.  This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. We believe the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements.

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

The Provision for Risk-Sharing Obligations.    The amount of the provision considers our assessment of the likelihood of payment by the borrower or key principal(s), the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the estimate of loss recognition occurs at or before the loan becoming 60 days delinquent.

Overview of Current Business Environment

In the three months ended March 31, 2011, we have seen a continuation of the gradual economic growth experienced in 2010, after the period of economic instability which began in the latter half of 2007 and continued through 2008 and 2009. In 2011, we have seen evidence of credit quality stabilizing within our portfolio and the broader market, as evidenced by observed decreases in delinquency rates. We have also seen CMBS return as a financing source, after two years of near inactivity in the CMBS market.  We believe demand for commercial real estate loans will increase as substantial levels of existing debt mature and commercial real estate investment activity rebounds. We believe multifamily lending will continue to be characterized by the strong market presence of GSEs and HUD, given the continued weakness of commercial banks and the secondary market for securitized loans.

The passage of the Dodd-Frank Act, signed into law in July 2010, introduces complex, comprehensive legislation, which will have far reaching effects on the industry.  While we are not a banking institution, there is uncertainty as to how, in the coming years, Dodd-Frank will impact us and our competitors. Although we cannot predict what actions Congress or other governmental authorities may take affecting GSEs, HUD and companies operating in the commercial real estate and finance sectors, we expect some degree of regulatory change is likely. Congress and other governmental authorities have also suggested that lenders should be required to retain on their balance sheet a portion of the loans that they originate, although no regulation has yet been implemented. We may be subject to additional liquidity and capital requirements in the future.

Separately, Fannie Mae has recently increased its collateral requirements under the Fannie Mae DUS program, for new and existing loans classified by Fannie Mae as Tier II, from 35 basis points to 60 basis points, beginning April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Fannie Mae has not modified collateral requirements on other Fannie Mae tier classification loans. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011.

Results of Operations

Following is a discussion of our results of operation for the three months ended March 31, 2011 and 2010. The financial results are not necessarily indicative of future results. Our business is not typically subject to seasonal trends. However, our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended March 31,
Dollars in thousands	2011	2010
Origination Data:
Origination Volumes by Investor
Fannie Mae	$303,825	$418,181
Freddie Mac	51,406	187,580
Ginnie Mae - HUD	82,316	368,445
Other (1)	69,950	11,359
Total	$507,497	$985,565

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	32%	47%
Other operating expenses	10%	9%
Total expenses	63%	67%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.45%	1.62%
Fair value of MSRs created, net	1.87%	0.92%

	As of March 31,
	2011	2010
Servicing Portfolio by Type
Fannie Mae	$9,600,772	$8,723,736
Freddie Mac	2,485,301	2,052,916
Ginnie Mae - HUD	920,946	400,257
Other (1)	1,849,491	1,905,377
Total	$14,856,510	$13,082,286

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.21%	0.19%

(1) CMBS, life insurance companies and commercial banks

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Overview

Our consolidated income from operations was $10.9 million for the three months ended March 31, 2011, compared to $10.7 million for the three months ended March 31, 2010, a 1% increase. Our total revenues were $29.0 million for the three months ended March 31, 2011, compared to $32.9 million for the three months ended March 31, 2010, a 12% decrease. Our total expenses were $18.1  million for the three months ended March 31, 2011, compared to $22.2 million for the three months ended March 31, 2010, an 18% decrease. Our operating margin was 37% for the three months ended March 31, 2011, compared to 33% for the three months ended March 31, 2010. The decrease in revenues for the three months ended March 31, 2011 is primarily attributable to the decrease in overall origination volumes, offset by higher combined mortgage banking gains per transaction when compared to the same period in the prior year and an assumption transaction fee received in the three months ended March 31, 2011, as there was no comparable fee received in the same period in 2010. The decrease in expenses for the three months ended March 31, 2011, when compared to the three months ended March 31, 2010, is primarily attributed to a decrease in personnel costs associated with producer commissions on lower loan origination volumes, offset by increases in amortization expense on the increased overall mortgage servicing rights portfolio.

Our net income was $6.6 million for the three months ended March 31, 2011, compared to $10.7 million for the three months ended

March 31, 2010. Our 2011 income was reduced by income tax expense of $4.2 million. Our net income for the three months ended March 31, 2010 did not contain any similar tax expense because prior to the Formation Transaction, our predecessor entities operated as pass through entities. Pro forma net income for the three months ended March 31, 2010 was computed as if income from operations for the period had been taxed at the composite rate of 38.9% in effect in 2011, rather than at the individual investor level for pass through entities. Our net income for the three months ended March 31, 2011 was $6.6 million, compared to pro forma net income of $6.6 million for the three months ended March 31, 2010, a 1% increase.

Revenues

Gains From Mortgage Banking Activities.  Gains from mortgage banking activities were $16.8 million for the three months ended March 31, 2011, compared to $25.0 million for the three months ended March 31, 2010, a 33% decrease. Gains from mortgage banking activities reflect the fair value of loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained.

Loan origination related fees were $7.4 million for the three months ended March 31, 2011, compared to $16.0 million for the three months ended March 31, 2010, a 54% decrease. This decrease was primarily attributable to a decrease in origination volumes and a shift in product mix, particularly in the relative percentages of Fannie Mae and HUD originations. Origination volumes were $507 million for the three months ended March 31, 2011, compared to $986 million for the three months ended March 31, 2010, a 49% decrease. The GSEs and HUD comprised 84% and 99% of originations in the three months ended March 31, 2011 and 2010, respectively. Our origination fees as a percentage of origination volumes were 145 basis points in the three months ended March 31, 2011, down from 162 basis points in the same period in 2010, a 10% decrease.

The fair value of the expected net future cash flows associated with the servicing of originated loans was $9.5 million for the three months ended March 31, 2011, compared to $9.1 million for the three months ended March 31, 2010, a 4% increase. This increase was primarily attributable to a shift in product mix, offset by lower origination volumes. The fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was 187 basis points in the three months ended March 31, 2011, compared to 92 basis points in the three months ended March 31, 2010.

Servicing Fees.    Servicing fees were $7.7 million for the three months ended March 31, 2011, compared to $6.2 million for the three months ended March 31, 2010, a 24% increase. This increase was primarily attributable to a 14% increase in the servicing portfolio to $14.9 billion at March 31, 2011 from $13.1 billion at March 31, 2010, coupled with an increase in the weighted-average servicing fee rate to 21 basis points at March 31, 2011 from 19 basis points at March 31, 2010, an 11% increase. The higher weighted-average servicing fee reflects a year over year increase in the servicing fee rate and represents a shift in the composition of the servicing portfolio to higher revenue loans, as a greater percentage of the portfolio was comprised of Fannie Mae loans in the three months ended March 31, 2011 when compared to the same period in 2010.

Net Warehouse Interest Income.    Net warehouse interest income was $0.7 million for the three months ended March 31, 2011, compared to $0.6 million for the three months ended March 31, 2010, a 26% increase. The increase is attributed to the use of funds from our December 2010 initial public offering to provide warehouse financing on a continuous basis throughout the first quarter of 2011, offset by lower origination and closing volumes. The components of net warehouse interest income are (in thousands):

	For the three months ended March 31,
	2011	2010
Warehouse interest income	$1,721	$1,075
Warehouse interest expense	1,004	508
Warehouse interest income, net	$717	$567

Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $0.3 million for the three months ended March 31, 2011, compared to $0.5 million for the three months ended March 31, 2010, a 25% increase. This decrease is primarily attributable to a decrease in the rate earned on escrow holdings, offset by greater escrow balances associated with the growth in the servicing portfolio.

Other.    Other income was $3.4 million for the three months ended March 31, 2011, compared to $0.6 million for the three months ended March 31, 2010, a 447% increase. This increase was primarily attributable to an assumption fee of $2.5 million received pursuant to the transfer of a credit facility. A borrower entered into a purchase and sale agreement for properties which served as collateral for a credit facility. The acquirer sought to assume the loan under similar terms, which required the approval of Fannie Mae, as lender, and the Company, as servicer; for which the Company and Fannie Mae received a fee of $4.9 million which was divided equally between the two parties. This fee was subject to the normal commission structure, as with other loan origination fee income.

Expenses

Personnel.    Personnel expense was $9.2 million for the three months ended March 31, 2011, compared to $15.3 million for the three months ended March 31, 2010, a 40% decrease. This decrease was primarily attributable to the decrease in origination volumes, and as a result, lower producer commissions in the three months ended March 31, 2011 as compared to the same period in the prior year, offset by higher fixed compensation costs year over year as headcount increased.

Amortization and Depreciation.    Amortization and depreciation expense was $4.9 million for the three months ended March 31, 2011, compared to $3.4 million for the three months ended March 31, 2010, a 42% increase. This increase was primarily attributable to an increase in the mortgage servicing rights portfolio balance due to increases in the loan origination volume and capitalized mortgage servicing rights in the preceding periods.

Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $0.7 million for the three months ended March 31, 2011, compared to $(0.1) million for the three months ended March 31, 2010, an $0.8 million increase. The provision for risk-sharing obligations was one and zero basis points of the Fannie Mae at risk portfolio balances as of March 31, 2011, and 2010, respectively. The increase observed in the three months ended March 31, 2011 is primarily attributable to the default of one loan.  The remaining increase in the provision is attributed to minor refinements of loss estimates on loans with an existing allowance, as updated information regarding the properties and loans is known.

The 60-day delinquency rate decreased to 0.48% of the at risk portfolio at March 31, 2011 from 0.81% of the at risk portfolio at March 31, 2010, and the allowance for risk-sharing obligations as a percentage of the specifically identified at risk balances decreased to 7.6% at March 31, 2011, compared to 8.8% at March 31, 2010. Net write-offs were $0 for the three months ended March 31, 2011, compared to $2.1 million or four basis points of the at risk portfolio for the three months ended March 31, 2010. We have not been party to, or incurred any losses relating to, troubled debt restructurings within our servicing portfolio.

Interest Expense on Corporate Debt.    The interest expense on corporate debt was $0.3 million for the three months ended March 31, 2011, compared to $0.4 million for the three months ended March 31, 2010, a 29% decrease. This decrease was primarily attributable to a 18% decrease in the average corporate debt outstanding, due to contractual principal reduction payments.

Other Operating Expenses.    Other operating expenses were $3.0 million for the three months ended March 31, 2011, compared to $3.1 million for the three months ended March 31, 2010, a 3% decrease. This decrease was primarily attributable to decreases in marketing and other expenses, offset by increases in office expenses.

Income Tax Expense.    Income tax expense for the three months ended March 31, 2011 was $4.2 million. There was no income tax expense recognized in the three months ended March 31, 2010 due to our predecessor entities’ pass through tax status. On a pro forma basis, income tax expense for the three months ended March 31, 2010 was $4.2 million. We used a combined effective federal and state tax rate of 38.9% to estimate our presented pro forma tax expense, as if the Company had been a tax paying corporation, for the period ended March 31, 2010.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income and other income, net of loan purchases and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings and the period of time loans are held for sale in the warehouse loan facility, prior to delivery to the investor.

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest immaterial amounts of cash in property, plant and equipment.

Cash Flow from Financing Activities

We use our warehouse loan facilities and our corporate cash to fund loan closings. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically we have used long-term debt to fund acquisitions.

Although prior to the Formation Transaction our excess cash flows from operations were distributed to owners, we currently have no intention to pay dividends on our common stock in the foreseeable future.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Our unrestricted cash balance was $43.4 million and $10.1 million as of March 31, 2011, and March 31, 2010, respectively, a $33.4 million increase.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 45 days, and impact cash flows presented as of a point in time. Cash provided by operating activities was $182.4 million for the three months ended March 31, 2011 compared to $52.4 million for the three months ended March 31, 2010.  The increase in cash flows used in operations in the three months ended March 31, 2011 is primarily attributable to the receipt of $190.1 million proceeds from funding loan originations, net of sales of loans to third parties; compared to proceeds of $48.1 million from funding loan originations, net of sales to third parties in the three months ended March 31, 2010.  Excluding cash provided by and used for the sale and purchase of loans, cash flows provided by operations was $7.6 million in the three months ended March 31, 2011 compared to cash flows from operations of $4.3 million for the three months ended March 31, 2010.

We invested $0.3 million and $0.1 million for the three months ended March 31, 2011, and 2010, respectively, a $0.2 million decrease. These amounts represent immaterial investments in property, plant and equipment.

Cash used in financing activities was $172.1 million for the three months ended March 31, 2011 compared to $52.6 million cash used in financing activities for the three months ended March 31, 2010. This increase is primarily attributed to the increase in repayments of warehouse notes payable, concurrent with the sale of loans to third parties, partially offset by the proceeds received from the issuance of common stock related to the underwriters’ partial exercise of an overallotment option associated with our initial public offering.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, (ii) working capital to support our day-to-day operations, including debt service payments, servicer advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient, and (iii) liquidity necessary to meet the annual $3.6 million principal reduction requirement of our term note obligation which matures on October 31, 2015.

We also require working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. Fannie Mae has indicated that it will be increasing its collateral requirements for certain loans, see “Restricted Cash and Pledged Securities”. Congress and other governmental authorities have also suggested that lenders will be required to retain on their balance sheet a portion of the loans that they originate, although no regulation has yet been implemented. In either scenario, we would require additional liquidity to support any future increased collateral requirements.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of March 31, 2011. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2011, the net worth requirement was $46.0 million and the Company’s net worth was $134.2 million. As of March 31, 2011, we were required to maintain at least $8.5 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2011, we had operational liquidity of $43.0 million.

We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future.

Historically, our cash flows from operations have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. Similarly, we believe that cash flows from operations will be sufficient for us to meet our current obligations for the next 12 months.

Restricted Cash and Pledged Securities

Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of March 31, 2011 we pledged securities to collateralize our Fannie Mae DUS risk-sharing obligations of $14.8 million, which was in excess of current requirement.

We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. Fannie Mae has recently increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of March 31, 2011, the additional proposed collateral required by the end of the three year period is expected to be approximately $11.7 million. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011.

Sources of Liquidity: Warehouse Facilities

We have three warehouse facilities and a master purchase and sale agreement that we use to fund substantially all of our loan originations. Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, one is an uncommitted facility we expect to renew annually, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

On March 16, 2011, the Company amended its master purchase and sale agreement which was scheduled to mature March 31, 2011. The amendment extends the maturity date of the purchase and sale agreement to March 16, 2012 and reduces the rate for borrowing under the agreement to the average 30-day LIBOR plus 250 basis points.

On May 12, 2011, the Company amended its committed warehouse line agreement which matures on November 28, 2011. The amendment reduces the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modifies certain covenants as follows: increases tangible net worth requirement to $100 million, decreases maximum ratio of total indebtedness to tangible net worth to 2.25 to 1.0, increases minimum unrestricted liquidity requirement to $10 million and eliminates the covenant regarding increases in the maximum delinquency rate change.

On May 11, 2011, the Company amended its committed warehouse line agreement which matures on June 29, 2011. The amendment reduces the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modifies certain covenants as follows: increases tangible net worth requirement to $100 million, decreases maximum ratio of total indebtedness to tangible net worth to 2.25 to 1.0, increases minimum unrestricted liquidity requirement to $10 million and eliminates the covenant regarding increases in the maximum delinquency rate change.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. We are in compliance with all of our warehouse line covenants.

At March 31, 2011, we have provided warehouse funding for loans we originated with a total principal balance of $31.4 million, included in loans held for sale, using proceeds from our initial public offering. We plan to continue to utilize a portion of the capital raised in our initial public offering to provide warehouse funding for loans which we originate, until we choose to deploy the proceeds in another manner.

Debt Obligations

On October 31, 2006, we entered into a $42.5 million term note agreement which matures on October 31, 2011. All of the ownership interests in Walker & Dunlop, LLC, our wholly owned subsidiary, are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. As of March 31, 2011, the outstanding note balance was $26.1 million.

On May 11, 2011, the Company amended the term note agreement which matures on October 31, 2011. The amendment reduces the rate for borrowing under the agreement to the average 30-day LIBOR plus 250 basis points and extends the maturity date to October 31, 2015. The amendment modifies certain agreement covenants as follows: increases tangible net worth requirement to $100 million, decreases maximum ratio of total indebtedness to tangible net worth to 2.25 to 1.0, increases minimum unrestricted liquidity requirement to $10 million, eliminates the covenant regarding increases in the maximum delinquency rate change, increases the minimum debt service ratio to 3.0 to 1.0, decreases the maximum loan to value ratio (for term debt) as a percentage of the mortgage servicing rights portfolio to 40%, increases the minimum total servicing portfolio requirement to $8 billion and increases the minimum total Fannie Mae servicing portfolio to $7.5 billion.

During 2008, we purchased small amounts of subsidiary equity from certain exiting employees and issued notes that are subordinated to the Bank of America credit agreement. The notes bear interest at the 90-day LIBOR plus 200 basis points and will be repaid in five annual installments after the Bank of America debt has been repaid. As of March 31, 2011, the aggregate outstanding balance of the notes was $0.5 million.

In January 2006, we entered into a $7.6 million purchase money note. The note required monthly payments and bore an annual interest rate of 7.275%. The loan matured and was paid in full in January 2011.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended March 31,
Dollars in thousands	2011	2010
Key Credit Metrics
Unpaid principal balance:
Total servicing portfolio	$14,856,510	$13,082,285
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	6,032,264	5,471,492
Fannie Mae Modified Risk	1,989,102	1,516,300
Fannie Mae No Risk	1,579,406	1,735,944
Total Fannie Mae	$9,600,772	$8,723,736

Fannie Mae at risk servicing portfolio (1)	$6,846,935	$5,970,948
60 Day delinquencies, within at risk portfolio	32,545	48,289
At risk loan balances associated with allowance for risk-sharing obligations (2)	$153,746	$37,800

Allowance for risk-sharing obligations:
Beginning balance	$10,873	$5,552
Provision for risk-sharing obligations	746	(76)
Net write-offs	—	(2,148)
Ending balance	$11,619	$3,328

60 Day delinquencies as a percentage of the at risk portfolio	0.48%	0.81%
Provision for risk-sharing as a percentage of the at risk portfolio	0.01%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.17%	0.06%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.04%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	7.56%	8.80%

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

For example, a $15 million loan with 50% DUS risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk-sharing. Accordingly, if the $15 million loan with 50% DUS risk-sharing was to default, the Company would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, all of the Company’s risk-sharing obligations that we have settled have been from full risk-sharing loans.

(2)          There are loans within our servicing portfolio which are greater than sixty days delinquent, and are included in 60 day delinquencies, within our at risk portfolio, for which no allowance has been recorded because our estimate of the fair value of the underlying collateral is greater than the unpaid principal balance of the associated loan. Accordingly, we do not anticipate recognizing a loss for these loans upon settlement of our risk-sharing obligation with Fannie Mae.

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

We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. Except for the Fannie Mae DUS loans acquired in the Column transaction, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap the loan balance subject to full risk-sharing at $50 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $50 million in order to limit our maximum loss on any loan to $10 million.

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

As of March 31, 2011 and 2010, $32.5 million and $48.3 million, respectively, of our Fannie Mae at risk balances were more than 60 days delinquent. For the three months ended March 31, 2011 and 2010, our provisions for risk-sharing obligations were $0.7 million $(0.1) million, respectively, or 1 basis point and 0 basis points of the Fannie Mae at risk balance, respectively.

As of March 31, 2011 and 2010, our allowance for risk-sharing obligations was $11.6 million and $3.3 million, respectively, or 17 basis points and 6 basis points of the Fannie Mae at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of March 31, 2011, we have advanced $5.1 million of principal and interest payments on the loans associated with our $11.6 million allowance. Accordingly, if the $11.6 million in estimated losses is ultimately realized, the Company would be required to fund an additional $6.5 million.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires new disclosures about recurring or nonrecurring fair value measurements, to include transfers in and out of Levels 1 and 2, a reconciliation for fair value measurements using Level 3 inputs, and clarifies disclosure requirements for fair value measurements.  ASU 2010-06 is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance expanded our disclosures regarding fair value measurements (Note 9) but did not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is effectuated within 2 to 45 days of closing. The coupon rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would increase or decrease, respectively, our annual earnings by approximately $1.7 million based on our escrow balance as of March 31, 2011. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $0.8 million based on our outstanding warehouse balance as of March 31, 2011. Approximately $26.6 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of March 31, 2011.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $3.6 million or $7.2 million, respectively, as of March 31, 2011. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of March 31, 2011, 93% of the service fees are protected from the risk of prepayment through make-whole requirements; hence, we do not hedge our servicing portfolio for prepayment risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in legal proceedings affecting us and our subsidiaries. The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risk and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On December 13, 2010, the SEC declared effective our initial public offering registration statement (File No. 333-168535), pursuant to which we registered and sold 6,666,667 shares of our common stock at a price per share of $10.00, resulting in gross proceeds of $66.7 million. The offering was completed on December 20, 2010. In connection with the initial public offering, the Company paid $4.7 million in underwriting discounts and commissions.  We also incurred approximately $3.6 million of other costs in connection with the offering. We received net proceeds of $58.4 million from the initial public offering after deferred underwriting discounts and commissions and other accrued offering costs.

On January 19, 2011, we issued an additional 221,292 shares of common stock at $10.00 per share upon exercise of the overallotment option by the underwriters. We received net proceeds of approximately $2.1 million, net of underwriting discounts and commissions of approximately $0.2 million.

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

Accordingly, our management will have broad discretion in the application of the net proceeds, and investors will be relying on the judgment of our management regarding the application of the proceeds. Pending their uses, we plan to invest the net proceeds of this offering in U.S. government securities and other short-term, investment-grade, interest-bearing instruments or high-grade corporate notes. At March 31, 2011, we have provided warehouse funding for loans with a total principal balance of $31.4 million, included in loans held for sale, using proceeds from our initial public offering. These loans were subsequently sold, in fulfillment of our existing forward sale agreements.  We plan to continue to utilize a portion of the capital raised in our initial public offering to provide warehouse funding for loans, until we choose to deploy the proceeds in another manner.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2

Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on

Form 8-K filed on December 20, 2010)

10.1

Amendment No. 1 to Master Loan Purchase and Sale Agreement, dated as of March 16, 2011, between Walker & Dunlop, LLC and Kemps Landing Capital Company LLC (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.2	†*#	2011 Annual Bonus Plan

10.3	*	Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated May 11, 2011, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders

10.4	*	First Amendment to Warehousing Credit and Security Agreement, dated May 12, 2011, by and between Walker & Dunlop, LLC and PNC Bank, National Association

10.5	*

Sixth Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2011, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, W&D, Inc., Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto

31.1	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†: Denotes a management contract or compensation plan, contract or arrangement.

*: Filed herewith.

#: Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2011	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Deborah A. Wilson
Deborah A. Wilson
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number		Description

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2

Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

10.1

Amendment No. 1 to Master Loan Purchase and Sale Agreement, dated as of March 16, 2011, between Walker & Dunlop, LLC and Kemps Landing Capital Company LLC (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.2	†*#	2011 Annual Bonus Plan

10.3	*	Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated May 11, 2011, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders

10.4	*	First Amendment to Warehousing Credit and Security Agreement, dated May 12, 2011, by and between Walker & Dunlop, LLC and PNC Bank, National Association

10.5	*

Sixth Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2011, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, W&D, Inc., Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders thereto

31.1	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

†: Denotes a management contract or compensation plan, contract or arrangement.

*: Filed herewith.

#: Portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The omitted information has been filed separately with the Securities and Exchange Commission.