Form 10-Q
period 2011-06-30
Walker & Dunlop, Inc.
filed 2011-08-12
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2011 there were 22,230,767 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Removed and Reserved	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

	Signature

	Exhibit Index

EX-10.1
EX-31.1
EX-31.2
EX-32
EX- 101.1
EX- 101.2
EX- 101.3
EX- 101.4
EX- 101.5
EX- 101.6

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(In thousands, except share and per share data)

	June 30	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$38,234	$33,285
Restricted cash	3,008	4,580
Pledged securities, at fair value	16,156	14,281
Loans held for sale, at fair value	462,930	302,851
Servicing fees and other receivables, net	21,116	13,829
Derivative assets	15,365	6,354
Mortgage servicing rights	118,597	106,189
Intangible assets	1,231	1,266
Other assets	4,153	2,985
Total assets	$680,790	$485,620

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other accrued expenses	$58,594	$57,713
Performance deposits from borrowers	10,598	5,970
Derivative liabilities	5,673	1,454
Guaranty obligation, net of accumulated amortization	9,398	8,928
Allowance for risk-sharing obligations	13,383	10,873
Warehouse notes payable	411,967	248,419
Notes payable	25,669	27,621
Total liabilities	$535,282	$360,978

Stockholders’ Equity
Stockholders’ equity:
Preferred shares. Authorized 50,000,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 21,629,463 shares in 2011 and 21,408,171 shares in 2010.	216	214
Additional paid-in capital	80,141	77,047
Retained earnings	65,151	47,381
Total stockholders’ equity	$145,508	$124,642
Commitments and contingencies
Total liabilities and stockholders’ equity	$680,790	$485,620

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues
Gains from mortgage banking activities	$31,289	$21,173	$48,116	$46,213
Servicing fees	8,047	6,561	15,760	12,780
Net warehouse interest income	1,059	1,606	1,776	2,173
Escrow earnings and other interest income	403	619	773	1,114
Other	1,608	719	4,978	1,335
Total revenues	$42,406	$30,678	$71,403	$63,615

Expenses
Personnel	$12,863	$8,064	$22,070	$23,413
Amortization and depreciation	5,084	4,719	9,991	8,163
Provision for risk-sharing obligations	1,764	2,656	2,510	2,580
Interest expense on corporate debt	214	344	466	697
Other operating expenses	4,263	3,167	7,283	6,293
Total expenses	$24,188	$18,950	$42,320	$41,146
Income from operations	$18,218	$11,728	$29,083	$22,469
Income tax expense	7,087	—	11,313	—
Net income	$11,131	$11,728	$17,770	$22,469

Basic and diluted earnings per share	$0.51	$0.80	$0.82	$1.52

Basic weighted average shares outstanding	21,629,463	14,741,504	21,606,233	14,741,504
Diluted weighted average shares outstanding	21,742,912	14,741,504	21,695,826	14,741,504

Pro forma net income data
Income from operations, as reported		$11,728		$22,469
Pro forma adjustments for income tax expense		4,562		8,740
Pro forma net income		$7,166		$13,729
Pro forma basic and diluted earnings per share		$0.49		$0.93

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$17,770	$22,469
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(25,423)	(21,369)
Prepayment of mortgage servicing rights	166	1,661
Provision for risk-sharing obligations	2,510	2,580
Amortization and depreciation	9,991	8,163
Originations of loans held for sale	(1,319,853)	(1,084,964)
Sales of loans to third parties	1,163,773	1,093,573
Stock compensation	1,043	—
Cash paid to settle risk-sharing obligations	—	(2,148)
Changes in:
Restricted cash and pledged securities	(303)	440
Servicing fees and other receivables	(7,409)	1,440
Derivative fair value adjustments	(5,182)	(9,839)
Intangible and other assets	(652)	963
Accounts payable and other accruals	881	904
Performance deposits from borrowers	4,628	2,329
Net cash (used in) provided by operating activities	$(158,060)	$16,202

Cash flows from investing activities:
Capital expenditures	$(640)	$(381)
Net cash used in investing activities	$(640)	$(381)

Cash flows from financing activities:
Borrowings from (repayments of) warehouse notes payable, net	$163,548	$(8,609)
Repayments of notes payable, net	(1,952)	(2,654)
Cash distributed to Column	—	(159)
Proceeds from issuance of common stock	2,053	—
Net cash provided by (used in) financing activities	$163,649	$(11,422)
Net increase in cash and cash equivalents	$4,949	$4,399
Cash and cash equivalents at beginning of period	33,285	10,390
Cash and cash equivalents at end of period	$38,234	$14,789

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$1,725	$2,649
Cash paid for taxes	$4,776	$—

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or thereafter.

Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities, which had been previously operated and reported as companies under common control (the “Formation Transaction,” Note 7). These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company, Walker & Dunlop.  This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split.  In accordance with GAAP, all financial reports have been prepared as if the combination of the companies under common control and subsequent stock split had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation.  The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

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

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including guaranty obligations, capitalized mortgage servicing rights, derivative instruments and hedging relationships, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Comprehensive Income—For the three and six months ended June 30, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 2 to 45 days from the date that a mortgage loan is funded. We initially measure all originated loans at fair value. Subsequent to initial measurement, we measure all mortgage loans at fair value, unless we document at the time the loan is originated that we will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans that were valued at the lower of cost or market or on a non-accrual status at June 30, 2011 or December 31, 2010.

Gains from Mortgage Banking Activities—Mortgage banking activity income is recognized when we record a derivative asset upon the firm commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with servicing of loans net of the estimated future cash flows associated with the risk-sharing obligations. Loans originated in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments and because the borrower will also have to pay an origination fee to the ultimate institutional lender. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. Mortgage servicing rights and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans.

The co-broker fees for the three and six months ended June 30, 2011 were $8.5 million and $13.8 million; and were $1.6 million and $8.5 million for the three and six months ended June 30, 2010, respectively.

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

Guaranty obligation and allowance for risk-sharing obligations—When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. At inception, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. The fair value includes the Company’s obligation to stand ready to perform over the term of the guaranty (the non-contingent guaranty), and the Company’s obligation to make future payments should those triggering events or conditions occur (contingent guaranty). Historically the contingent guaranty recognized at inception has been de minimis. In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the future cash flows expected to be paid under the guaranty over the estimated life of the loan (historically three to five basis points per year) discounted using a 12-15 percent discount rate. The discount rate and estimated life used are consistent with those used for the calculation of the MSR for each loan.

Subsequent to the initial measurement date, the Company’s guaranty obligation liability is amortized over the life of the guaranty period using the straight-line method; we evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for events or conditions which may signal a potential default.  In instances where payment under the guaranty on a specific loan is determined to be probable and estimable, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations, along with a write-off of the associated loan-specific MSR (Note 5).

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

Stock option awards were granted to officers and certain employees, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and were granted for a ten-year term, vesting over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option term, the estimated dividend yield, a “risk-free” interest rate and the expected volatility. For the “risk-free” rate, the Company uses a U.S. Treasury strip due in a number of years equal to the option’s expected term. To determine the expected volatility, the Company has calculated the volatility of the common stock price of a group of peer companies, as the Company has insufficient historical data for its common stock at this time to develop an expectation of volatility over the expected term of the options granted solely based on the historical volatility of its own common stock.

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

Income Taxes—Prior to the closing of the Formation Transaction on December 20, 2010, the predecessor entities to the Company elected pass-through tax status under the provisions of the Internal Revenue Code and the various states in which they are qualified to do business. As pass through entities, the Company’s predecessors were subject to insignificant federal, state and local income taxes as the owners separately accounted for their pro-rata share of the Company’s items of income, deductions, losses and credits on their individual returns. Therefore, for the three and six months ended June 30, 2010, no provision was made in the accompanying financial statements for liabilities for federal, state and local income taxes because such liabilities were the responsibility of the individual owners. The Company files income tax returns in the applicable U.S. federal, state and local jurisdictions and generally is subject to examination by the respective jurisdictions for three years from the filing of a tax return.

Following the closing of the Formation Transaction, we account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted (see Note 7 for policy on pro forma income taxes).

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. Deferred tax liabilities, net are included in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheets.

We had no accruals for tax uncertainties as of June 30, 2011 or December 31, 2010.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale. Warehouse interest income and expense are earned or incurred after a loan is closed and before a loan is sold. Included in net warehouse interest income for the three and six months ended June 30, 2011 and 2010 are the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Warehouse interest income	$2,380	$3,050	$4,101	$4,125
Warehouse interest expense	1,321	1,444	2,325	1,952
Net warehouse interest income	$1,059	$1,606	$1,776	$2,173

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 measurements. ASU 2011-04 is effective for interim and fiscal periods beginning after December 15, 2011 and must be applied prospectively. The adoption of this guidance will not have a material impact on our financial statements.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consist of the following activity for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Contractual loan origination related fees, net	$15,335	$8,866	$22,693	$24,844
Fair value of expected future cash flows from servicing recognized at commitment	16,495	12,952	26,550	22,357
Fair value of expected guaranty obligation	(541)	(645)	(1,127)	(988)
Total gains from mortgage banking activities	$31,289	$21,173	$48,116	$46,213

NOTE 4—MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (MSRs) represent the fair value of the servicing rights retained by the Company for mortgage loans originated and sold. The capitalized amount is equal to the estimated fair value of the future expected net cash flows associated with the servicing rights. The following describes the key assumptions used in calculating each loan’s MSR:

Discount rate—Depending upon loan type, the discount rate used is management’s best estimate of market discount rates. The rates used for loans originated were 10% to 15% for each of the three and six month periods presented.

Estimated Life—The estimated life of the MSRs approximates the stated maturity date of the underlying loan and may be reduced based upon the expiration of various types of make-whole payment lockout provisions prior to that stated maturity date.

Servicing Cost—The estimated future cost to service the loan for the estimated life of the MSRs is subtracted from the estimated future cash flows.

The fair value of the MSRs was $142.2 million and $125.1 million at June 30, 2011 and December 31, 2010, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at June 30, 2011 is a decrease in the fair value of $4.1 million.

The impact of a 200 basis point increase in the discount rate at June 30, 2011 is a decrease in the fair value of $8.0 million.

Activity related to capitalized MSRs for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$112,829	$83,484	$106,189	$81,427
Additions, following sale of loan	11,237	12,872	23,132	18,601
Amortization	(5,200)	(4,006)	(10,169)	(7,678)
Pre-payments and write-offs activities	(269)	(2,078)	(555)	(2,078)
	$118,597	$90,272	$118,597	$90,272

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

A summary of our guaranty obligation for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$9,136	$8,763	$8,928	$8,751
Guaranty obligation recognized	690	623	1,279	1,003
Amortization of guaranty obligation	(428)	(884)	(809)	(1,252)
Ending Balance	$9,398	$8,502	$9,398	$8,502

We evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, initial loss recognition occurs at or before the loan becoming 60 days delinquent. We regularly monitor risk-sharing obligations on all loans and update our loss estimates as current information is received. A summary of our allowance for risk-sharing for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$11,619	$3,328	$10,873	$5,552
Provisions for risk-sharing obligations	1,764	2,656	2,510	2,580
Write offs	—	—	—	(2,148)
Ending Balance	$13,383	$5,984	$13,383	$5,984

As of June 30, 2011, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.4 billion. The maximum quantifiable contingent liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total amount of loans the Company was servicing for various institutional investors was $15.4 billion as of June 30, 2011.

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

NOTE 8—NOTES PAYABLE

To provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $300 million with certain national banks. In support of each of these credit facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs.  At June 30, 2011, warehouse borrowings aggregated $412.0 million under the bank facilities. The borrowing rates under these warehouse facilities continue to be computed based on the average 30-day LIBOR plus 1.15% to 2.50%. For the three months ended June 30, 2011 and 2010, the Company incurred interest expense on its warehouse facilities of $1.3 million and $1.4 million; and for the six months ended June 30, 2011 and 2010, the Company incurred interest expense on its warehouse facilities of $2.3 million and $2.0 million, respectively. Included in interest expense were loan fees of $0.3 million and $0.1 million for the three months ended June 30, 2011 and 2010; and fees of $0.5 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. The notes payable are subject to various financial covenants and the Company was in compliance with all such covenants at June 30, 2011.

On March 16, 2011, the Company amended its master purchase and sale agreement which was scheduled to mature June 30, 2011. The amendment extended the maturity date of the purchase and sale agreement from June 30, 2011 to March 16, 2012, and reduced the rate for financing under the agreement to the average 30-day LIBOR plus 250 basis points.

On May 11, 2011, the Company amended its committed warehouse line agreement which matures on November 28, 2011. The amendment reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modified certain covenants. Following the amendment, the warehouse line agreement requires compliance with the following financial covenants:

•      minimum tangible net worth of $100 million,

•      maximum indebtedness to tangible net worth of 2.25 to 1.0,

•      minimum unrestricted liquidity of $10 million, and

•      aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

On June 29, 2011, the Company amended its committed warehouse line agreement which was scheduled to mature on June 29, 2011. The amendment, among other things, extended the maturity date of the warehouse agreement from June 29, 2011 to June 29, 2012, and modified covenants such that they are now measured at the Company level, rather than the operating subsidiary. A May 12, 2011 amendment to the warehouse line agreement reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modified certain covenants. Following the amendments, the warehouse line agreement requires compliance with the following financial covenants:

•      minimum tangible net worth of $100 million,

•      maximum indebtedness to tangible net worth of 2.25 to 1.0,

•      minimum unrestricted liquidity of $10 million,

•      minimum EBITDA of $12 million (on an annualized basis),

•      minimum EBITDA to total debt service ratio of 3.0 to 1.0,

•      aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

•      minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

•      a maximum loan-to-servicing-value ratio of 40%.

On June 24, 2011, the Company entered into a new committed warehouse line agreement to fund a specific loan origination. The rate for borrowings under the agreement was the average 30-day LIBOR plus 200 basis points. The loan matured fifteen days following the funding of the specified loan origination, at which time the Company repaid all outstanding borrowings and accrued interest.

At June 30, 2011, the Company provided warehouse funding for loans, with a principal balance of approximately $38.3 million, included in loans held for sale, using proceeds from the initial public offering.

On May 11, 2011, the Company amended its $42.5 million term note agreement which was originally scheduled to mature on October 31, 2011. The amendment reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 250 basis points and extended the maturity date to October 31, 2015. Following the amendment, the term note agreement requires compliance with the following financial covenants:

•      minimum tangible net worth of $100 million,

•      minimum unrestricted liquidity requirement of $10 million,

•      minimum EBITDA of $12 million (on an annualized basis),

•      minimum EBITDA to total debt service ratio of 3.0 to 1.0,

•      aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

•      minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

•      a maximum loan-to-servicing-value ratio of 40%.

All of the ownership interests in Walker & Dunlop, LLC, the Company’s wholly owned subsidiary, are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. As of June 30, 2011, the outstanding term note balance was $25.2 million.

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

•      Level 2— Financial assets and liabilities whose values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	Period End
June 30, 2011
Assets
Loans held for sale	$—	$462,930	$—	$462,930
Pledged securities	16,156	—	—	16,156
Derivative assets	—	—	15,365	15,365
Total	$16,156	$462,930	$15,365	$494,451

Liabilities
Derivative liabilities	$—	$—	$5,673	$5,673
Total	$—	$—	$5,673	$5,673

December 31, 2010
Assets
Loans held for sale	$—	$302,851	$—	$302,851
Pledged securities	14,281	—	—	14,281
Derivative assets	—	—	6,354	6,354
Total	$14,281	$302,851	$6,354	$323,486

Liabilities
Derivative liabilities	$—	$—	$1,454	$1,454
Total	$—	$—	$1,454	$1,454

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 45 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
June 30, 2011
Derivative assets and liabilities, net
Beginning balance, December 31, 2010	$4,900
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(43,324)
Realized gains (losses) recorded in earnings	38,424
Unrealized gains (losses) recorded in earnings	9,692
Ending balance, June 30, 2011	$9,692

The carrying amounts and the fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are presented below (in thousands):

	June 30, 2011
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$38,234	$38,234
Restricted cash	3,008	3,008
Pledged securities	16,156	16,156
Loans held for sale	462,930	462,930
Derivative assets	15,365	15,365
Total	$535,693	$535,693

Financial Liabilities:
Derivative liabilities	$5,673	$5,673
Warehouse notes payable	411,967	411,967
Notes payable	25,669	25,669
Total	$443,309	$443,309

	December 31, 2010
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$33,285	$33,285
Restricted cash	4,580	4,580
Pledged securities	14,281	14,281
Loans held for sale	302,851	302,851
Derivative assets	6,354	6,354
Total	$361,351	$361,351

Financial Liabilities:
Derivative liabilities	$1,454	$1,454
Warehouse notes payable	248,419	248,419
Notes payable	27,621	27,669
Total	$277,494	$277,542

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

Derivative Instruments—Consist of interest rate lock commitments and forward sale agreements. These instruments are valued using discounted cash flow models developed based on changes in the U.S. Treasury rate and other observable market data. The value is determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company.

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

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, the expected net cash flows from servicing to be received upon securitization and sale of the loan, net of any guaranty obligations retained. The fair value of the expected net future cash flows associated with servicing the loan and the guaranty obligation are calculated pursuant to the valuation techniques described previously for mortgage servicing rights and guaranty obligations.

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

	Fair Value Adjustment Components				Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total	Derivative	Derivative	Adjustment
	Principal	Gain (Loss)	Movement	Fair Value	Contract	Contract	To Loans
(in thousands)	Amount	on Sale	Effect	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2011
Rate lock commitments	$376,142	$10,648	$(722)	$9,926	$10,445	$(519)	$—
Forward sale contracts	828,168	—	(234)	(234)	4,920	(5,154)	—
Loans held for sale	452,026	9,948	956	10,904	—	—	10,904
Total		$20,596	$—	$20,596	$15,365	$(5,673)	$10,904

December 31, 2010
Rate lock commitments	$158,557	$3,470	$(1,513)	$1,957	$2,524	$(567)	$—
Forward sale contracts	454,504	—	2,943	2,943	3,830	(887)
Loans held for sale	295,947	8,334	(1,430)	6,904	—	—	6,904
Total		$11,804	$—	$11,804	$6,354	$(1,454)	$6,904

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The reserve for loans may be posted over the first 48 months. As of June 30, 2011, the Company had pledged cash and securities in excess of these requirements. In 2010, Fannie Mae increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years for all existing and new qualifying loans, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of June 30, 2011, the additional proposed collateral required by the end of the three year period is expected to be approximately $11.0 million. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011. Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of June 30, 2011.

For most loans we service under the Fannie Mae DUS program, we are currently required to advance 100% of the principal and interest due to noteholders up to 5% of the unpaid principal balance if the borrower is delinquent in making loan payments. Under the HUD program, we are required to advance 100% of the principal and interest payments due to noteholders if the borrower is delinquent in making loan payments. Advances are included in servicing fees and other receivables, net, to the extent such amounts are recoverable.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards and the Company satisfied the requirements as of June 30, 2011. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2011, the net worth requirement was $46.8 million and the Company’s net worth was $152.8 million, as measured at our wholly owned subsidiary. As of June 30, 2011, we were required to maintain at least $8.7 million of liquid assets to meet our operational liquidity requirements, as defined in the agreements, for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of June 30, 2011, we had operational liquidity of $37.8 million.

Litigation

Capital Funding litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the state Circuit Court of Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living Facilities”). Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the refinancing of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

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

On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case, without predjudice. Capital Funding has thirty days from the date of the order to file an amended complaint. As a result of the dismissal and indemnification described above, there is currently no loss exposure for the Company in this matter.

Drumm Investors litigation—Drumm Investors, LLC (“Drumm”) was a borrower in the process of refinancing a portfolio of properties (the “Golden Living” portfolio) with the Company, when it elected to terminate its engagement letter with the Company and refinance the portfolio with other lenders. Upon termination of the engagement letter, the Company asserted its right to receive break-up fees under the terms of the engagement letter. Drumm disputes that it owes the Company the break-up fees, and on June 6, 2011, Drumm filed suit in the Superior Court of California, San Francisco, for a refund of certain advances totaling $4.2 million which Drumm had made to the Company. On July 7, 2011, the Company filed its answer and counter-claim against Drumm seeking payment of $4.4 million in break-up fees under the engagement letter. Drumm’s answer to the counter-claim is due on August 7, 2011. On July 14, 2011, Drumm filed a motion to attach assets of the Company pending the outcome of the case.  The Company will oppose the motion; a hearing is scheduled for August 22, 2011. As Drumm’s claim is for refund of certain advances held by the Company, there is currently no loss exposure for the Company in this matter.

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

In the normal course of business, the Company may be party to various claims and litigation.

NOTE 11—SHARE BASED PAYMENT

During 2011, the Company granted stock option awards, under the 2010 Equity Incentive Plan, to officers and certain employees, with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The stock options have a ten-year term and vest over three years dependent solely on continued employment. In addition, the Company granted restricted share awards, under the 2010 Equity Incentive Plan, to officers, employees and non-employee directors, without cost to the grantee. The restricted share awards granted to officers and employees vest over three years dependent solely on continued employment. Restricted share awards to non-employee directors fully vest one year from the date of grant.

At June 30, 2011, there was an aggregate of 578,254 restricted shares and 214,987 stock options outstanding. An additional 1,346,759 shares remain available to be granted under the 2010 Equity Incentive Plan, as of June 30, 2011.

The following table provides additional information relative to the Company’s 2010 Equity Incentive Plan for the six months ended June 30, 2011 (dollars in thousands, except per share amounts):

	Options / Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Restricted Shares
Outstanding at beginning of period	465,761	$—
Granted	120,543	—
Forfeited	(8,050)	—
Outstanding at end of period	578,254	$—		$7,691
Exercisable at end of period	—	$—		$—

Stock Options
Outstanding at beginning of period	—	$—
Granted	214,987	12.52
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	214,987	$12.52	9.7	$168
Exercisable at end of period	—		$—	$—

The fair value of stock option awards granted during 2011 was estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

2011
Estimated option life	6.00 years
Risk free interest rate	2.58%
Expected volatility	57.10%
Expected dividend rate	0.00%
Weighted average grant date fair value per share of options granted	$6.92

For the three and six month periods ended June 30, 2011 share based payment expense was $0.6 million and $1.0 million, respectively. As of June 30, 2011 the total unrecognized compensation cost for outstanding restricted shares and options was $6.1 million, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period, with the latest vesting date being March 24, 2014.

NOTE 12—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding used to calculate basic earnings per share	21,629,463	14,741,504	21,606,233	14,741,504

Dilutive securities
Unvested restricted shares	113,449	—	89,593	—
Weighted average number of shares and share equivaltents outstanding used to calculate diluted earnings per share	21,742,912	14,741,504	21,695,826	14,741,504

The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Options issued under the 2010 Equity

Incentive Plan to purchase 214,987 shares of common stock were outstanding during the three and six months ended June 30, 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock or stock option awards granted or outstanding in the three and six months ended June 30, 2010.

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

NOTE 13—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2010	21,408,171	$214	$77,047	$47,381	$124,642
Net income	—	—	—	17,770	17,770
Issuance of common shares	221,292	2	2,051	—	2,053
Stock-based compensation	—	—	1,043	—	1,043
Balances at June 30, 2011	21,629,463	$216	$80,141	$65,151	$145,508

NOTE 14—TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2011, Credit Suisse Securities (USA) LLC (“Credit Suisse”), through its ownership of Column, owns a 23.8% interest in the Company. From time to time, Credit Suisse refers HUD related financing opportunities to the Company. Credit Suisse receives a fee directly from the borrower if the loans are approved and closed. For the three and six months ended June 30, 2011, Credit Suisse earned fees of $4.7 million for the referral of HUD transactions to the Company (co-broker fees), of which $1.0 million has been paid and $3.7 million remain payable at June 30, 2011. There were no similar fees earned in the three and six months ended June 30, 2010. At June 30, 2011, the Company had accrued dividends payable of $1.8 million related to Credit Suisse’s ownership stake in the Company’s predecessors prior to the Formation Transaction.

A subsidiary of the Company has contracted with Walker & Dunlop Fund Management, LLC (the “Advisor”), a registered investment advisor, of which Mr. Walker, our Chairman, President and Chief Executive Officer, is the sole member, for the Advisor to provide investment advisory services to a real estate fund pursuant to an investment advisory agreement. We provide consulting, overhead and other corporate services to the Advisor pursuant to a corporate services agreement for a fee which approximates our costs for such services. The amount of such fees were $0.2 million for each of the three month periods ended June 30, 2011 and 2010; and were approximately $0.3 million for each of the six month periods ended June 30, 2011 and 2010, respectively.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

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

On July 21, 2011, we announced the launch of an interim loan program, under which we will fund interim loans to experienced borrowers for terms of up to two years, using a combination of our capital and credit facilities. These loans will be classified as held for investment on our balance sheet during such time that they are outstanding.

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

We are currently not exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the interest rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. The pair off fee is typically less than the deposit we collect from the borrower. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from any failure to close by an investor. We have experienced only one failed delivery in our history and did not incur any loss.

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

The MSR and associated guaranty obligation are amortized into expense over the estimated life of the loan. The MSR is amortized in proportion to, and over the period, that net servicing income is expected to be received. The guaranty obligation is amortized evenly over the contractual life of the guaranty. If a loan defaults and is not expected to become current or pays off prior to the estimated life, the unamortized MSR and guaranty obligation balances are expensed.

We carry the MSRs at the lower of amortized value or fair market value and evaluate the carrying value quarterly. We engage a third party to value our MSRs at least semi-annually.

The Provision for Risk-Sharing Obligations.    The amount of the provision considers our assessment of the likelihood of payment by the borrower or key principal(s), the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, initial loss recognition occurs at or before the loan becoming 60 days delinquent. We regularly monitor our risk-sharing obligations on all loans and update loss estimates as current information is received.

Overview of Current Business Environment

In the three and six months ended June 30, 2011, we have seen a continuation of the gradual economic growth experienced in 2010, after the period of economic instability which began in the latter half of 2007 and continued through 2008 and 2009. In 2011, we have seen evidence of credit quality stabilizing within our portfolio and the broader market, as evidenced by observed decreases in delinquency rates. We believe demand for commercial real estate loans will increase as substantial levels of existing debt mature and commercial real estate investment activity rebounds. We believe multifamily lending will continue to be characterized by the strong market presence of GSEs and HUD, given the continued weakness of commercial banks and the secondary market for securitized loans.

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

Separately, in 2010 Fannie Mae increased its collateral requirements under the Fannie Mae DUS program, for new and existing loans classified by Fannie Mae as Tier II, from 35 basis points to 60 basis points, beginning April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Fannie Mae has not modified collateral requirements on other Fannie Mae tier classification loans. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011.

Results of Operations

Following is a discussion of our results of operation for the three and six months ended June 30, 2011 and 2010. The financial results are not necessarily indicative of future results. Our business is not typically subject to seasonal trends. However, our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands	2011	2010	2011	2010
Origination Data:
Origination Volumes by Investor
Fannie Mae	$555,263	$419,291	$859,088	$837,472
Freddie Mac	213,025	118,684	264,431	306,264
Ginnie Mae - HUD	282,269	25,711	364,585	394,156
Other (1)	258,825	108,277	328,775	119,636
Total	$1,309,382	$671,963	$1,816,879	$1,657,528

Key Metrics (as a percentage of total revenues)
Personnel expenses	30%	26%	31%	37%
Other operating expenses	10%	10%	10%	10%
Operating margin	43%	38%	41%	35%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.17%	1.32%	1.25%	1.50%
Fair value of MSRs created, net	1.22%	1.83%	1.40%	1.29%

	As of June 30,
	2011	2010
Servicing Portfolio by Type
Fannie Mae	$9,922,926	$9,072,264
Freddie Mac	2,556,343	2,164,930
Ginnie Mae - HUD	1,073,400	466,967
Other (1)	1,873,235	1,988,186
Total	$15,425,904	$13,692,347

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.22%	0.19%

(1) CMBS, life insurance companies and commercial banks

Overview

Our consolidated income from operations was $18.2 million for the three months ended June 30, 2011, compared to $11.7 million for the three months ended June 30, 2010, a 55% increase. For the six months ended June 30, 2011, our consolidated income from operations was $29.1 million, compared to $22.5 million for the same period a year ago, a 29% increase. Our total revenues were $42.4 million for the three months ended June 30, 2011, compared to $30.7 million for the three months ended June 30, 2010, a 38% increase. For the six months ended June 30, 2011, our total revenues were $71.4 million, compared to $63.6 million for the same period a year ago, a 12% increase. Our total expenses were $24.2 million for the three months ended June 30, 2011, compared to $19.0 million for the three months ended June 30, 2010, a 28% increase. During the six months ended June 30, 2011, our total expenses were $42.3 million, compared to $41.1 million for the same period a year ago, a 3% increase. Our operating margin was 43% and 41% for the three and six months ended June 30, 2011, respectively; compared to 38%  and 35% for the three and six months ended June 30, 2010, respectively.

The increase in revenues for the three month period ended June 30, 2011, when compared to the three months ended June 30, 2010, was primarily attributable to the significant increase in overall origination volumes and an increase in servicing fees, offset by lower combined mortgage banking gains per transaction when compared to the same period in the prior year.  The increase in revenues for the six months ended  June 30, 2011 was primarily attributable to increases in gains on mortgage banking activities and servicing fees, when compared to the same period in 2010, and an assumption transaction fee received in the first quarter of 2011, as there was no comparable fee received in the same period in 2010. The increases in expenses for the three and six months ended June 30, 2011, when compared to the three and six months ended June 30, 2010, were primarily attributable to increased personnel costs associated with producer commissions on higher loan origination volumes, and increases in amortization expense on the increased overall mortgage servicing rights portfolio. Total expenses as a percentage of revenues decreased to 57% and 59% for the three and six months ended June 30, 2011, respectively, compared to 62% and 65% in the three and six months ended June 30, 2010, respectively.

Our net income was $11.1 million for the three months ended June 30, 2011, compared to $11.7 million for the three months ended June 30, 2010, a 5% decrease. For the six months ended June 30, 2011, our net income was $17.8 million, compared to $22.5 million for the same period in 2010, a 21% decrease. Our 2011 income was reduced by income tax expense of $7.1 million and $11.3 million in the three and six months ended June 30, 2011, respectively. Our net income for the three and six months ended June 30, 2010 did not contain any similar tax expense because prior to the Formation Transaction, our predecessor entities operated as pass through entities. Pro forma net income for the three and six months ended June 30, 2010 was computed as if income from operations for the period had been taxed at the composite rate of 38.9% in effect in 2011, rather than at the individual investor level for pass through entities. Our net income for the three months ended June 30, 2011 was $11.1 million, compared to pro forma net income of $7.2 million for the three months ended June 30, 2010, a 55% increase. Our net income for the six months ended June 30, 2011 was $17.8 million, compared to pro forma net income of $13.7 million for the six months ended June 30, 2010, a 29% increase.

Revenues

Gains From Mortgage Banking Activities.  Gains from mortgage banking activities were $31.3 million for the three months ended June 30, 2011, compared to $21.2 million for the three months ended June 30, 2010, a 48% increase. For the six months ended June 30, 2011, gains from mortgage banking activities were $48.1 million, compared to $46.2 million for the same period a year ago, a 4% increase. Gains from mortgage banking activities reflect the fair value of loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees (collectively, “loan origination related fees”), and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained.

Loan origination related fees were $15.3 million for the three months ended June 30, 2011, compared to $8.9 million for the three months ended June 30, 2010, a 73% increase. The increase was primarily attributable to an increase in loan origination volume, offset by a shift in product mix. Origination volumes were $1.3 billion for the three months ended June 30, 2011, compared to $672 million for the three months ended June 30, 2010, a 95% increase. Our origination fees as a percentage of origination volumes were 117 basis points in the three months ended June 30, 2011, down from 132 basis points in the same period in 2010, an 11% decrease.  For the six months ended June 30, 2011, loan origination related fees were $22.7 million, compared to $24.8 million for the same period a year ago, a 9% decrease. These decreases were primarily attributable to a decrease in origination fees as a percentage of origination volumes from 1.50% in 2010 to 1.25% in 2011, a 17% decrease. The decrease in origination related fees as a percentage of loan volumes is attributable to several large transactions in 2011, which resulted in lower fees, as a percentage of volume, than standard originations and a shift in product mix, particularly in the relative percentages of Fannie Mae and HUD originations.

The fair value of the expected net future cash flows associated with the servicing of originated loans was $16.0 million for the three months ended June 30, 2011, compared to $12.3 million for the three months ended June 30, 2010, a 30% increase. The increase is primarily attributable to the increase in loan origination volume, offset by a shift in product mix to loans which resulted in a lower fair value of expected net future cash flows as a percentage of the loan origination volume. The fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was 122 basis points in the three months ended June 30, 2011, compared to 183 basis points in the three months ended June 30, 2010, a 33% decrease. For the six months ended June 30, 2011, expected net future cash flows were $25.4 million, compared to $21.4 million for the same period a year ago, a 19% increase. These increases were primarily attributable to an increase in the fair value of the expected future net cash flows as a percentage of origination volume, coupled with an increase in origination volumes. The fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was 140 basis points in the six months ended June 30, 2011, compared to 129 basis points in the six months ended June 30, 2010, a 9% increase.

Servicing Fees.    Servicing fees were $8.0 million for the three months ended June 30, 2011, compared to $6.6 million for the three months ended June 30, 2010, a 23% increase. For the six months ended June 30, 2011, servicing fees were $15.8 million, compared to $12.8 million for the same period a year ago, a 23% increase. These increases in the three and six months ended June 30, 2011 were primarily attributable to a 13% increase in the size of the servicing portfolio to $15.4 billion at June 30, 2011, from $13.7 billion at June 30, 2010, coupled with an increase in the weighted-average servicing fee rate to 22 basis points at June 30, 2011 from 19 basis points at June 30, 2010, a 13% increase. The higher weighted-average servicing fee reflects a year over year increase in the servicing fee rate and represents a shift in the composition of the servicing portfolio to higher revenue loans in the three and six months ended June 30, 2011 when compared to the same periods in 2010.

Net Warehouse Interest Income.    Net warehouse interest income was $1.1 million and $1.8 million for the three and six months ended

June 30, 2011, compared to $1.6 million and $2.2 million for the three and six months ended June 30, 2010, a 34% decrease and an 18% decrease, respectively. The decreases in the three and six months ended June 30, 2011 are attributed to decreases in the average warehouse balance and the average number of days that loans have been held in warehouse. The components of net warehouse interest income are (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Warehouse interest income	$2,380	$3,050	4,101	$4,125
Warehouse interest expense	1,321	1,444	2,325	1,952
Warehouse interest income, net	$1,059	$1,606	1,776	$2,173

Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $0.4 million for the three months ended June 30, 2011, compared to $0.6 million for the three months ended June 30, 2010, a 35% decrease. During the six months ended June 30, 2011, escrow earnings and other interest income was $0.8 million, compared to $1.1 million for the same period a year ago, a 31% decrease. These decreases were primarily attributable to a decrease in the rate earned on escrow holdings, offset by greater escrow balances associated with the growth in the servicing portfolio.

Other.    Other income was $1.6 million for the three months ended June 30, 2011, compared to $0.7 million for the three months ended June 30, 2010, a 124% increase. The increase in the three months ended June 30, 2011, when compared to the same period in 2010 was primarily attributable to an increase in application fees associated with the increase in loan origination volume, coupled with an increase in prepayment penalties. During the six months ended June 30, 2011, other income was $5.0 million, compared to $1.3 million for the same period a year ago, a 273% increase. The increase in the six months ended June 30, 2011, when compared to the six months ended June 30, 2010, was primarily attributable to an assumption fee of $2.5 million received in the first quarter of 2011, pursuant to the transfer of a credit facility. A borrower entered into a purchase and sale agreement for properties which served as collateral for a credit facility. The acquirer sought to assume the loan under similar terms, which required the approval of Fannie Mae, as lender, and the Company, as servicer, for which the Company and Fannie Mae received a fee of $4.9 million which was divided equally between the two parties. This fee was subject to the normal commission structure, as with other loan origination fee income.

Expenses

Personnel.    Personnel expense was $12.9 million for the three months ended June 30, 2011, compared to $8.1 million for the three months ended June 30, 2010, a 60% increase. The increase was primarily attributable to the increase in loan origination volumes and  loan origination related fees on which the resulting producer commissions are based. For the six months ended June 30, 2011, personnel expense was $22.1 million, compared to $23.4 million for the same period a year ago, a 6% decrease. The decrease was primarily attributable to the decrease in commissions based upon origination related fees, which also decreased.

Amortization and Depreciation.    Amortization and depreciation expense was $5.1 million for the three months ended June 30, 2011, compared to $4.7 million for the three months ended June 30, 2010, an 8% increase. For the six months ended June 30, 2011, amortization and depreciation expense was $10.0 million, compared to $8.2 million for the same period a year ago, a 22% increase. These increases were primarily attributable to an increase in the mortgage servicing rights portfolio balance due to increases in the loan origination volume and capitalized mortgage servicing rights in the preceding periods.

Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $1.8 million for the three months ended June 30, 2011, compared to $2.7 million for the three months ended June 30, 2010, a $0.9 million or 34% decrease. For the six months ended June 30, 2011, the provision for risk-sharing obligations was $2.5 million, compared to $2.6 million for the same period a year ago, a 3% decrease. For the three months ended June 30, 2011 and 2010, the provision for risk-sharing obligations were three and four basis points of the Fannie Mae at risk portfolio balances as of June 30, 2011, and 2010, respectively. For the six months ended June 30, 2011 and 2010, the provision for risk-sharing obligations were four basis points of the Fannie Mae at risk portfolio balances as of June 30, 2011 and 2010, respectively. In the three and six months ended June 30, 2011, amounts recorded to the provision for risk-sharing obligations primarily related to refinements of loss estimates on loans with existing allowances. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

The 60-day delinquency rate decreased to 0.14% of the at risk portfolio at June 30, 2011 from 1.64% of the at risk portfolio at June 30, 2010, and the allowance for risk-sharing obligations as a percentage of the specifically identified at risk balances increased to 8.7% at June 30, 2011, compared to 8.1% at June 30, 2010. There were no net write-offs for the three months ended June 30, 2011 and June 30, 2010. Net write-offs were $0 and $2.1 million for the six months ended June 30, 2011 and 2010, respectively. We have not been party to, or incurred any losses relating to, troubled debt restructurings within our at risk servicing portfolio.

Interest Expense on Corporate Debt.    The interest expense on corporate debt was $0.2 million for the three months ended June 30,

2011, compared to $0.3 million for the three months ended June 30, 2010, a 38% decrease. During the six months ended June 30, 2011, interest expenses on corporate debt were $0.5 million, compared to $0.7 million for the same period a year ago, a 33% decrease. These decreases were primarily attributable to a 16% decrease in the average corporate debt outstanding due to contractual principal reduction payments, coupled with a decrease in the related interest rate on borrowings.

Other Operating Expenses.    Other operating expenses were $4.3 million for the three months ended June 30, 2011, compared to $3.2 million for the three months ended June 30, 2010, a 35% increase. For the six months ended June 30, 2011, other operating expenses were $7.3 million, compared to $6.3 million for the same period a year ago, a 16% increase. These increases in the three and  six months ended June 30, 2011 were primarily attributable to increases in marketing, insurance and other public company costs when compared to the same periods in 2010. Other expenses as a percentage of revenues, remained flat at 10%, for the three and six month periods ended June 30, 2011, when compared to the three and six months ended June 30, 2010.

Income Tax Expense.    Income tax expense for the three and six months ended June 30, 2011 was $7.1 million and $11.3 million, respectively. There was no income tax expense recognized in the three and six months ended June 30, 2010 due to our predecessor entities’ pass through tax status. On a pro forma basis, income tax expense for the three and six months ended June 30, 2010 was $4.6 million and $8.7 million, respectively. We used a combined effective federal and state tax rate of 38.9% to estimate our presented pro forma tax expense, as if the Company had been a tax paying corporation, for the three and six months ended June 30, 2010.

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

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Our unrestricted cash balance was $38.2 million and $14.8 million as of June 30, 2011, and June 30, 2010, respectively, a $23.4 million increase.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 45 days, and impact cash flows presented as of a point in time. Cash used in operating activities was $158.1 million for the six months ended June 30, 2011 compared to cash provided by operating activities of $16.2 million for the six months ended June 30, 2010.  The increase in cash flows used in operations in the six months ended June 30, 2011 is primarily attributable to the use of $156.1 million to fund loan originations, net of sales of loans to third parties; compared to the receipt of $8.6 million from funding loan originations, net of sales to third parties in the six months ended June 30, 2010.  Excluding cash provided by and used for the sale and purchase of loans, cash flows used in operations was $2.0 million in the six months ended June 30, 2011 compared to cash flows provided by operations of $7.6 million for the six months ended June 30, 2010.

We invested $0.6 million and $0.4 million for the six months ended June 30, 2011, and 2010, respectively, a $0.3 million increase. These amounts represent immaterial investments in property, plant and equipment.

Cash provided by financing activities was $163.6 million for the six months ended June 30, 2011 compared to $11.4 million cash used in financing activities for the six months ended June 30, 2010. This increase is primarily attributable to the increase in borrowings of warehouse notes payable, concurrent with the funding of loan originations, partially offset by the proceeds received from the issuance of common stock related to the underwriters’ partial exercise of an overallotment option associated with our initial public offering.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, (ii) working capital to support our day-to-day operations, servicer advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient, and (iii) debt service payments, including liquidity necessary to meet the annual $3.6 million principal reduction requirement of our term note obligation which matures on October 31, 2015.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2011. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2011, the net worth requirement was $46.8 million and the Company’s net worth was $152.8 million. As of June 30, 2011, we were required to maintain at least $8.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2011, we had operational liquidity of $37.8 million.

Under our warehouse lines of credit and term note agreements, we are required to comply with various financial covenants. See “Sources of Liquidity”.  As of June 30, 2011, we were in compliance with all such financial covenants.

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

Restricted Cash and Pledged Securities

We also require working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. Fannie Mae has increased its collateral requirements for certain loans, and Congress and other governmental authorities have also suggested that lenders will be required to retain on their balance sheet a portion of the loans that they originate, although no regulation has yet been implemented. In either scenario, we would require additional liquidity to support any future increased collateral requirements.

Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of June 30, 2011 we pledged securities of $16.2 million to collateralize our Fannie Mae DUS risk-sharing obligations, which was in excess of current requirements.

We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. Fannie Mae has recently increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of June 30, 2011, the additional proposed collateral required by the end of the three year period is expected to be approximately $11.0 million. Fannie Mae also has indicated that it intends to reassess the adequacy of its collateral requirements on an annual basis, starting as of October 2011.

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

On March 16, 2011, we amended its master purchase and sale agreement which was scheduled to mature June 30, 2011. The amendment extends the maturity date of the purchase and sale agreement to March 16, 2012 and reduces the rate for financing under the agreement to the average 30-day LIBOR plus 250 basis points.

On May 11, 2011, we amended our committed warehouse line agreement which matures on November 28, 2011. The amendment reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modified certain covenants. Following the amendment, the warehouse line agreement requires compliance with the following financial covenants:

•                  minimum tangible net worth of $100 million,

•                  maximum indebtedness to tangible net worth of 2.25 to 1.0,

•                  minimum unrestricted liquidity of $10 million, and

•                  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

On June 29, 2011, we amended our committed warehouse line agreement which was originally scheduled to mature on June 29, 2011. The amendment, among other things, extended the maturity date of the warehouse agreement from June 29, 2011 to June 29, 2012, and modified covenants such that they are now measured at the Company level, rather than our operating subsidiary. A May 12, 2011 amendment to the warehouse line agreement reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modified certain covenants. Following the amendments, the warehouse line agreement requires compliance with the following financial covenants:

•                  minimum tangible net worth of $100 million,

•                  maximum indebtedness to tangible net worth of 2.25 to 1.0,

•                  minimum unrestricted liquidity of $10 million,

•                  minimum EBITDA of $12 million (on an annualized basis),

•                  minimum EBITDA to total debt service ratio of 3.0 to 1.0,

•                  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

•                  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

•                  a maximum loan-to-servicing-value ratio of 40%.

On June 24, 2011, we entered into a new committed warehouse line agreement to fund a specific loan origination. The rate for borrowings under the agreement was the average 30-day LIBOR plus 200 basis points. The loan matured fifteen days following the funding of the specified loan origination, at which time we repaid all outstanding borrowings and accrued interest.The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. We are in compliance with all of our warehouse line covenants.

At June 30, 2011, we have provided warehouse funding for loans we originated with a total principal balance of $38.3 million, included in loans held for sale, using proceeds from our initial public offering. We plan to continue to utilize a portion of the capital raised in our initial public offering to provide warehouse funding for loans which we originate, until we choose to deploy the proceeds in another manner.

Debt Obligations

On May 11, 2011, we amended our $42.5 million term note agreement which was originally scheduled to mature on October 31, 2011. The amendment reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 250 basis points and extended the maturity date to October 31, 2015. Following the amendment, the term note agreement requires compliance with the following financial covenants:

•                  minimum tangible net worth of $100 million,

•                  minimum unrestricted liquidity requirement of $10 million,

•                  minimum EBITDA of $12 million (on an annualized basis),

•                  minimum EBITDA to total debt service ratio of 3.0 to 1.0,

•                  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

•                  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

•                  a maximum loan-to-servicing-value ratio of 40%.

All of the ownership interests in Walker & Dunlop, LLC, our wholly owned subsidiary, are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. As of June 30, 2011, the outstanding term note balance was $25.2 million.

During 2008, we purchased small amounts of subsidiary equity from certain exiting employees and issued notes that are subordinated to the term note agreement. The notes bear interest at the 90-day LIBOR plus 200 basis points and will be repaid in five annual installments after the term note has been repaid. As of June 30, 2011, the aggregate outstanding balance of the notes was $0.5 million.

In January 2006, we entered into a $7.6 million purchase money note. The note required monthly payments and bore an annual interest rate of 7.275%. The loan matured and was paid in full in January 2011.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Dollars in thousands	2011	2010	2011	2010
Key Credit Metrics
Unpaid principal balance:
Total servicing portfolio	$15,425,904	$13,692,347	$15,425,904	$13,692,347
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	6,122,892	5,600,846	6,122,892	5,600,846
Fannie Mae Modified Risk	2,109,525	1,548,620	2,109,525	1,548,620
Fannie Mae No Risk	1,690,509	1,922,798	1,690,509	1,922,798
Total Fannie Mae	$9,922,926	$9,072,264	$9,922,926	$9,072,264

Fannie Mae at risk servicing portfolio (1)	$7,019,060	$6,355,207	$7,019,060	$6,355,207
60 Day delinquencies, within at risk portfolio	9,535	104,173	9,535	104,173
At risk loan balances associated with allowance for risk-sharing obligations (2)	$153,746	$73,677	$153,746	$73,677

Allowance for risk-sharing obligations:
Beginning balance	$11,619	$3,328	$10,873	$5,552
Provision for risk-sharing obligations	1,764	2,656	2,510	2,580
Net write-offs	—	—	—	(2,148)
Ending balance	$13,383	$5,984	$13,383	$5,984

60 Day delinquencies as a percentage of the at risk portfolio	0.14%	1.64%	0.14%	1.64%
Provision for risk-sharing as a percentage of the at risk portfolio	0.03%	0.04%	0.04%	0.04%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.19%	0.09%	0.19%	0.09%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.00%	0.00%	0.03%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	8.70%	8.12%	8.70%	8.12%

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

A provision for risk-sharing obligations is recorded, and the allowance for risk-sharing obligations is increased, when it is probable that we have incurred risk-sharing obligations. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received. Our estimates of value are determined considering broker opinions and other sources of market value information relevant to underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

As of June 30, 2011 and 2010, $9.5 million and $104.2 million, respectively, of our Fannie Mae at risk balances were more than 60 days delinquent. For the three months ended June 30, 2011 and 2010, our provisions for risk-sharing obligations were $1.8 million and $2.7 million, respectively, or 3 basis points and 4 basis points of the Fannie Mae at risk balance, respectively.

As of June 30, 2011 and 2010, our allowance for risk-sharing obligations was $13.4 million and $6.0 million, respectively, or 19 basis points and 9 basis points of the Fannie Mae at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of June 30, 2011, we have advanced $5.2 million of principal and interest payments on the loans associated with our $13.4 million allowance. Accordingly, if the $13.4 million in estimated losses is ultimately realized, the Company would be required to fund an additional $8.2 million.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and

International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 measurements. ASU 2011-04 is effective for interim and fiscal periods beginning after December 15, 2011 and must be applied prospectively. The adoption of this guidance will not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is effectuated within 2 to 45 days of closing. The interest rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would increase or decrease, respectively, our annual earnings by approximately $2.6 million based on our escrow balance as of June 30, 2011. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $4.1 million based on our outstanding warehouse balance as of June 30, 2011. Approximately $25.2 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of June 30, 2011.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $4.1 million, as of June 30, 2011. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of June 30, 2011, 92% of the service fees are protected from the risk of prepayment through make-whole requirements; hence, we do not hedge our servicing portfolio for prepayment risk.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Capital Funding litigation—On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case, without predjudice. Capital Funding has thirty days from the date of the order to file an amended complaint. See Note 10 to the condensed consolidated financial statements for additional information regarding the Capital Funding litigation.

Drumm Investors litigation—Drumm Investors, LLC (“Drumm”) was a borrower in the process of refinancing a portfolio of properties (the “Golden Living” portfolio) with the Company, when it elected to terminate its engagement letter with the Company and refinance the portfolio with other lenders. Upon termination of the engagement letter, the Company asserted its right to receive break-up fees under the terms of the engagement letter. Drumm disputes that it owes the Company the break-up fees, and on June 6, 2011, Drumm filed suit in the Superior Court of California, San Francisco, for a refund of certain advances totaling $4.2 million which Drumm had made to the Company. On July 7, 2011, the Company filed its answer and counter-claim against Drumm seeking payment of $4.4 million in break-up fees under the engagement letter. Drumm’s answser to the counter-claim is due on August 7, 2011. On July 14, 2011, Drumm filed a motion to attach assets of the Company pending the outcome of the case.  The Company will oppose the motion; a hearing is scheduled for August 22, 2011. As Drumm’s claim is for refund of certain advances held by the Company, there is currently no loss exposure for the Company in this matter.

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

In the normal course of business, we may be party to various claims and litigation.

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

We currently intend to use the net proceeds we received from the initial public offering to execute our growth strategy and fund working capital and for other general corporate purposes. We also may use a portion of these net proceeds for acquisitions of businesses or products that are complementary to our business. On July 21, 2011, we announced the launch of an interim loan program, under which we will fund interim loans to experienced borrowers for terms of up to two years, using a combination of our capital and credit facilities. We currently have no other understandings, commitments or agreements to use portions of the net proceeds. We cannot specify with certainty all of the particular uses for the net proceeds received. The expected use of net proceeds represents our current intentions based upon our present plans and business conditions.

Accordingly, our management will have broad discretion in the application of the net proceeds, and investors will be relying on the judgment of our management regarding the application of the proceeds. Pending their uses, we plan to invest the net proceeds of this offering in U.S. government securities and other short-term, investment-grade, interest-bearing instruments or high-grade corporate notes. At June 30, 2011, we have provided warehouse funding for loans with a total principal balance of $38.3 million, included in loans held for sale, using proceeds from our initial public offering. These loans were subsequently sold, in fulfillment of our existing forward sale agreements.  We plan to continue to utilize a portion of the capital raised in our initial public offering to provide warehouse funding for loans, until we choose to deploy the proceeds in another manner.

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

10.1 *†	Non-Executive Director Compensation Rates

10.2

Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated May 11, 2011, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.3

 First Amendment to Warehousing Credit and Security Agreement, dated May 12, 2011, by and between Walker & Dunlop, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.4

Sixth Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2011, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, W&D, Inc., Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto  (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.5

Warehouse Loan and Security Agreement, dated June 24, 2011 between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2011)

10.6

Second Amendment to Warehousing Credit and Security Agreement, dated June 29, 2011, by and between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2011)

10.7

Warehousing Credit and Security Agreement, dated July 21, 2011 between W&D Interim Lender LLC (as borrower), Walker & Dunlop, Inc. (as guarantor) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

10.8

Repayment Guaranty, dated July 21, 2011, by Walker & Dunlop, Inc. (as guarantor) in favor of TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

10.9

Promissory Note, dated July 21, 2011, by W&D Interim Lender LLC (as borrower) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

31.1 *	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document #

101.2	XBRL Taxonomy Extension Schema Document #

101.3	XBRL Taxonomy Extension Calculation Linkbase Document #

101.4	XBRL Taxonomy Extension Definition Linkbase Document #

101.5	XBRL Taxonomy Extension Label Linkbase Document #

101.6	XBRL Taxonomy Extension Presentation Linkbase Document #

*: Filed herewith.

#: Furnished, not filed.

†: Denotes a management contract or compensation plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Deborah A. Wilson
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

10.1 *†	Non-Executive Director Compensation Rates

10.2

Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated May 11, 2011, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.3

First Amendment to Warehousing Credit and Security Agreement, dated May 12, 2011, by and between Walker & Dunlop, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.4

Sixth Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2011, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, W&D, Inc., Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.5

Warehouse Loan and Security Agreement, dated June 24, 2011 between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2011)

10.6

Second Amendment to Warehousing Credit and Security Agreement, dated June 29, 2011, by and between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2011)

10.7

Warehousing Credit and Security Agreement, dated July 21, 2011 between W&D Interim Lender LLC (as borrower), Walker & Dunlop, Inc. (as guarantor) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

10.8

Repayment Guaranty, dated July 21, 2011, by Walker & Dunlop, Inc. (as guarantor) in favor of TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

10.9

Promissory Note, dated July 21, 2011, by W&D Interim Lender LLC (as borrower) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

31.1 *	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document #

101.2	XBRL Taxonomy Extension Schema Document #

101.3	XBRL Taxonomy Extension Calculation Linkbase Document #

101.4	XBRL Taxonomy Extension Definition Linkbase Document #

101.5	XBRL Taxonomy Extension Label Linkbase Document #

101.6	XBRL Taxonomy Extension Presentation Linkbase Document #

*: Filed herewith.

#: Furnished, not filed.

†: Denotes a management contract or compensation plan, contract or arrangement.