Form 10-Q
period 2011-09-30
Walker & Dunlop, Inc.
filed 2011-11-10
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011 there were 22,236,657 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(In thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$86,086	$33,285
Restricted cash	5,302	4,580
Pledged securities, at fair value	17,558	14,281
Loans held for sale, at fair value	96,330	302,851
Servicing fees and other receivables, net	21,094	13,829
Derivative assets	12,926	6,354
Mortgage servicing rights	130,375	106,189
Intangible assets	1,213	1,266
Other assets	5,530	2,985
Total assets	$376,414	$485,620

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other accrued expenses	$66,669	$57,713
Performance deposits from borrowers	9,558	5,970
Derivative liabilities	9,722	1,454
Guaranty obligation, net of accumulated amortization	9,669	8,928
Allowance for risk-sharing obligations	13,640	10,873
Warehouse notes payable	90,119	248,419
Notes payable	24,769	27,621
Total liabilities	$224,146	$360,978

Stockholders’ Equity
Stockholders’ equity:
Preferred shares. Authorized 50,000,000, none issued	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 21,629,463 shares in 2011 and 21,408,171 shares in 2010	216	214
Additional paid-in capital	80,822	77,047
Retained earnings	71,230	47,381
Total stockholders’ equity	$152,268	$124,642
Commitments and contingencies
Total liabilities and stockholders’ equity	$376,414	$485,620

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues
Gains from mortgage banking activities	$21,562	$12,332	$69,678	$58,545
Servicing fees	8,757	6,989	24,517	19,769
Net warehouse interest income	1,052	771	2,828	2,944
Escrow earnings and other interest income	342	518	1,115	1,632
Other	1,643	1,554	6,621	2,889
Total revenues	$33,356	$22,164	$104,759	$85,779

Expenses
Personnel	$11,343	$5,464	$33,413	$28,877
Amortization and depreciation	6,267	4,231	16,258	12,394
Provision for risk-sharing obligations	937	1,817	3,447	4,397
Interest expense on corporate debt	180	342	646	1,039
Other operating expenses	4,977	3,253	12,260	9,546
Total expenses	$23,704	$15,107	$66,024	$56,253
Income from operations	$9,652	$7,057	$38,735	$29,526
Income tax expense	3,573	—	14,886	—
Net income	$6,079	$7,057	$23,849	$29,526

Basic and diluted earnings per share	$0.28	$0.48	$1.10	$2.00

Basic weighted average shares outstanding	21,629,463	14,741,504	21,614,062	14,741,504
Diluted weighted average shares outstanding	21,782,383	14,741,504	21,727,540	14,741,504

Pro forma net income data
Income from operations, as reported		$7,057		$29,526
Pro forma adjustments for income tax expense		2,682		11,220
Pro forma net income		$4,375		$18,306
Pro forma basic and diluted earnings per share		$0.30		$1.24

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$23,849	$29,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(37,328)	(29,846)
Prepayment of mortgage servicing rights	235	733
Provision for risk-sharing obligations	3,447	4,397
Amortization and depreciation	16,258	11,661
Originations of loans held for sale	(2,007,164)	(1,746,683)
Sales of loans to third parties	2,213,038	1,724,298
Stock compensation	1,724	—
Cash paid to settle risk-sharing obligations	(680)	(2,148)
Changes in:
Restricted cash and pledged securities	(3,999)	2,341
Servicing fees and other receivables	(7,595)	2,046
Derivative fair value adjustments	319	2,514
Intangible and other assets	(1,061)	(1,377)
Accounts payable and other accruals	8,956	1,357
Performance deposits from borrowers	3,588	(587)
Net cash provided by (used in) operating activities	$213,587	$(1,768)

Cash flows from investing activities:
Capital expenditures	$(1,686)	$(453)
Net cash used in investing activities	$(1,686)	$(453)

Cash flows from financing activities:
Borrowings from (repayments of) warehouse notes payable, net	$(158,300)	$22,496
Repayments of notes payable, net	(2,853)	(3,993)
Dividends	—	(6,628)
Cash distributed to Column Guaranteed, LLC	—	(158)
Proceeds from issuance of common stock	2,053	—
Other, net	—	172
Net cash (used in) provided by financing activities	$(159,100)	$11,889
Net increase in cash and cash equivalents	$52,801	$9,668
Cash and cash equivalents at beginning of period	33,285	10,390
Cash and cash equivalents at end of period	$86,086	$20,058

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$2,869	$4,323
Cash paid for taxes	$10,956	$—

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or thereafter.

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

In July 2011, we announced our interim loan program, under which we will fund interim loans to borrowers for terms of up to two years, using a combination of our capital and credit facilities. These loans will be classified as held for investment on our balance sheet during such time that they are outstanding. As of September 30, 2011, we had no loans held for investment under the interim loan program.

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

Comprehensive Income—For the three and nine months ended September 30, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, loans held for sale and derivative financial instruments.

The Company places its cash and temporary investments with high-credit-quality financial institutions and believes that no significant credit risk exists. The counterparties to the loans held for sale and funding commitments are owners of commercial and multifamily properties located throughout the United States. Mortgage loans are generally transferred or sold within 45 days from the date that a mortgage loan is funded.

There is no material counterparty risk with respect to the Company’s funding commitments in that each potential borrower must make a non-refundable good faith deposit when the funding commitment is executed. The counterparty to the forward sale is generally an investment bank. There is a risk that the purchase price agreed to by Fannie Mae or the other investor will be reduced in the event of a late delivery. The risk for non-delivery of a loan primarily results from the risk that a borrower does not close on the funding commitment in a timely manner, which is a risk that is generally mitigated by the non-refundable good faith deposit.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 45 days from the date that a mortgage loan is funded. We initially measure all originated loans at fair value. Subsequent to initial measurement, we measure all mortgage loans at fair value, unless we document at the time the loan is originated that we will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans that were valued at the lower of cost or market or on a non-accrual status at September 30, 2011 or December 31, 2010.

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

The co-broker fees for the three and nine months ended September 30, 2011 were $3.6 million and $17.4 million, respectively; and were $2.9 million and $11.4 million for the three and nine months ended September 30, 2010, respectively.

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

Under the 2010 Equity Incentive Plan, the Company has granted restricted share and stock option awards. Restricted share awards were granted without cost to the Company’s officers, employees and non-employee directors, for which the fair value of the award was calculated as the difference between the market value of the Company’s common stock on the date of grant and the purchase price to be paid by the grantee. The Company’s restricted share awards for its officers and employees vest, predicated on continued employment, over a period of three years. Restricted share awards for non-employee directors fully vest after one year.

Stock option awards were granted to officers and certain employees, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and were granted for a ten-year term, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option term, the estimated dividend yield, a “risk-free” interest rate and the expected volatility. For the “risk-free” rate, the Company uses a U.S. Treasury strip due in a number of years equal to the option’s expected term. To determine the expected volatility, the Company has calculated the volatility of the common stock price of a group of peer companies, as the Company has insufficient historical data for its common stock at this time to develop an expectation of volatility over the expected term of the options granted solely based on the historical volatility of its own common stock.

Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis, for the entire award, over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. Compensation is recognized within the income statement as “Personnel” expense, the same expense line as the cash compensation paid to the respective employees.

Income Taxes—Prior to the closing of the Formation Transaction on December 20, 2010, the predecessor entities to the Company elected pass-through tax status under the provisions of the Internal Revenue Code and the various states in which they are qualified to do business. As pass through entities, the Company’s predecessors were subject to insignificant federal, state and local income taxes as the owners separately accounted for their pro-rata share of the Company’s items of income, deductions, losses and credits on their individual returns. Therefore, for the three and nine months ended September 30, 2010, no provision was made in the accompanying financial statements for liabilities for federal, state and local income taxes because such liabilities were the responsibility of the individual owners. The Company files income tax returns in the applicable U.S. federal, state and local jurisdictions and generally is subject to examination by the respective jurisdictions for three years from the filing of a tax return.

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

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. Net deferred tax liabilities are included in “Accounts payable and other accrued expenses” in the accompanying condensed consolidated balance sheets.

We had no accruals for tax uncertainties as of September 30, 2011 or December 31, 2010.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale. Warehouse interest income and expense are earned or incurred after a loan is closed and before a loan is sold. Included in net warehouse interest income for the three and nine months ended September 30, 2011 and 2010 are the following components (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Warehouse interest income	$2,654	$2,255	$6,755	$6,380
Warehouse interest expense	1,602	1,484	3,927	3,436
Net warehouse interest income	$1,052	$771	$2,828	$2,944

Recently Issued Accounting Pronouncements—In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires new disclosures about recurring or nonrecurring fair value measurements, to include transfers in and out of Levels 1 and 2, a reconciliation for fair value measurements using Level 3 inputs, and clarifies disclosure requirements for fair value measurements.  ASU 2010-06 is effective for interim and fiscal periods beginning after December 15, 2010.  The adoption of this guidance expanded our disclosures regarding fair value measurements (Note 9) but did not have a material impact on our financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 amends the guidance within ASC Topic 220, Comprehensive Income, to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and fiscal periods beginning after December 15, 2011. The adoption of ASU No. 2011-05 will not have a material impact on our financial statements as it will only impact the format of the current presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consist of the following activity for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Contractual loan origination related fees, net	$9,657	$5,089	$32,350	$29,933
Fair value of expected future cash flows from servicing recognized at commitment	12,664	7,746	39,214	30,103
Fair value of expected guaranty obligation	(759)	(503)	(1,886)	(1,491)
Total gains from mortgage banking activities	$21,562	$12,332	$69,678	$58,545

NOTE 4—MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (MSRs) represent the fair value of the servicing rights retained by the Company for mortgage loans originated and sold. The capitalized amount is equal to the estimated fair value of the expected net future cash flows associated with the servicing rights. The following describes the key assumptions used in calculating each loan’s MSR:

Discount rate—Depending upon loan type, the discount rate used is management’s best estimate of market discount rates. The rates used for loans originated were 10% to 15% for each of the three and nine month periods presented.

Estimated Life—The estimated life of the MSRs approximates the stated maturity date of the underlying loan and may be reduced based upon the expiration of various types of make-whole payment lockout provisions prior to that stated maturity date.

Servicing Cost—The estimated future cost to service the loan for the estimated life of the MSRs is subtracted from the expected future cash flows.

The fair value of the MSRs was $154.0 million and $125.1 million at September 30, 2011 and December 31, 2010, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at September 30, 2011 is a decrease in the fair value of $4.3 million.

The impact of a 200 basis point increase in the discount rate at September 30, 2011 is a decrease in the fair value of $8.5 million.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Beginning balance	$118,597	$90,272	$106,189	$81,427
Additions, following the sale of loan	18,187	13,837	41,319	31,622
Amortization	(5,768)	(4,314)	(15,937)	(11,992)
Pre-payments and write-offs	(641)	(113)	(1,196)	(1,375)
Ending balance	$130,375	$99,682	$130,375	$99,682

The MSRs are being amortized in proportion to, and over the period, that the net servicing income is expected to be received using the effective interest method. The Company reported write-offs of MSRs related to loans that were repaid prior to the expected maturity or the servicing rights being sold. These write-offs are included with the amortization and depreciation expense in the accompanying condensed consolidated statements of income.

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

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. No guaranty is provided for loans sold under the Freddie Mac or HUD loan programs, or those loans the Company originates in a brokerage capacity.

A summary of our guaranty obligation for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$9,398	$8,502	$8,928	$8,751
Guaranty obligation recognized	740	574	2,019	1,577
Amortization of guaranty obligation	(470)	(297)	(1,279)	(1,549)
Ending Balance	$9,668	$8,779	$9,668	$8,779

We evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, initial loss recognition occurs at or before the loan becoming 60 days delinquent. We regularly monitor risk-sharing obligations on all loans and update our loss estimates as current information is received. A summary of our allowance for risk-sharing for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$13,383	$5,984	$10,873	$5,552
Provision for risk sharing obligations	937	1,817	3,447	4,397
Write-offs	(680)	—	(680)	(2,148)
Ending Balance	$13,640	$7,801	$13,640	$7,801

As of September 30, 2011, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.4 billion. The maximum quantifiable contingent liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $15.9 billion as of September 30, 2011.

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

Pro forma basic earnings per share and diluted earnings per share for periods prior to the December 20, 2010 closing of our initial public offering are computed by dividing pro forma net income available to common stockholders by the weighted-average number of shares outstanding for the periods presented, after reclassification for the Formation Transaction and stock split. Changes in ownership interests during any period are weighted for the portion of the period that shares were outstanding. For purposes of this pro forma presentation, pro forma income taxes were computed as if the predecessor companies’ income from operations had been taxed at the corporate level at a composite rate of 38%, rather than at the individual investor level for the pass-through entities.

NOTE 8—NOTES PAYABLE

To provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $300 million with certain national banks. In support of each of these credit facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs.  At September 30, 2011, warehouse borrowings aggregated $90.1 million under the bank facilities. The borrowing rates under these warehouse facilities continue to be computed based on the average 30-day LIBOR plus 1.15% to 2.50%. For the three months ended September 30, 2011 and 2010, the Company incurred interest expense on its warehouse facilities of $1.6 million and $1.5 million; and for the nine months ended September 30, 2011 and 2010, the Company incurred interest expense on its warehouse facilities of $3.9 million and $3.4 million, respectively.

Included in interest expense were loan fees of $0.3 million and $0.1 million for the three months ended September 30, 2011 and 2010; and fees of $0.8 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively. The notes payable are subject to various financial covenants and the Company was in compliance with all such covenants at September 30, 2011.

Warehouse Facilities

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

On June 29, 2011, the Company amended its committed warehouse line agreement which was scheduled to mature on June 29, 2011. The amendment, among other things, extended the maturity date of the warehouse agreement to June 29, 2012, and modified covenants such that they are now measured at the Company level, rather than the operating subsidiary. A May 12, 2011 amendment to the warehouse line agreement reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modified certain covenants. Following the amendments, the warehouse line agreement requires compliance with the following financial covenants:

•                  minimum tangible net worth of $100 million,

•                  maximum indebtedness to tangible net worth of 2.25 to 1.0,

•                  minimum unrestricted liquidity of $10 million,

•                  minimum EBITDA of $12 million (on an annualized basis),

•                  minimum EBITDA to total debt service ratio of 3.00 to 1.0,

•                  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

•                  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

•                  a maximum loan-to-servicing-value ratio of 40%.

On June 24, 2011, the Company entered into a new committed warehouse line agreement to fund a specific loan origination. The rate for borrowings under the agreement was the average 30-day LIBOR plus 200 basis points. The warehouse line matured fifteen days following the funding of the specified loan origination, at which time the Company repaid all outstanding borrowings and accrued interest.

On July 21, 2011, the Company entered into a warehouse agreement to provide for warehousing advances in an aggregate amount outstanding at any time of up to $35 million, which matures on July 21, 2013, subject to one year extensions at the lenders’ discretion. The facility will support the Company’s lending activities under its interim loan program, whereby it will make first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings accrue interest at the average 30-day LIBOR plus 250 basis points. Repayments under the facility are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the facility. Upon the occurrence of certain credit events, including but not limited to a default under a pledged mortgage or a foreclosure of an underlying property, the sale, disposition or repayment of a pledged mortgage or the failure to meet certain appraisal requirements, earlier repayment of facility advances may be required. Borrowings under the facility are fully recourse to the Company. The loan documents require the Company  to comply with the following financial covenants:

•                  minimum tangible net worth of $100 million,

•                  maximum indebtedness to tangible net worth of 2.25 to 1.0,

•                  minimum cash and cash equivalents of $10 million,

•                  minimum EBITDA to total debt service ratio of 2.00 to 1.0, and

•                  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

Debt Obligations

On May 11, 2011, the Company amended its $42.5 million term note agreement which was originally scheduled to mature on October 31, 2011. The amendment reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 250 basis points and extended the maturity date to October 31, 2015. Following the amendment, the term note agreement requires compliance with the following financial covenants:

•                  minimum tangible net worth of $100 million,

•                  minimum unrestricted liquidity requirement of $10 million,

•                  minimum EBITDA of $12 million (on an annualized basis),

•                  minimum EBITDA to total debt service ratio of 3.00 to 1.0,

•                  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

•                  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

•                  a maximum loan-to-servicing-value ratio of 40%.

All of the ownership interests in Walker & Dunlop, LLC, the Company’s wholly owned subsidiary, are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. As of September 30, 2011, the outstanding term note balance was $24.3 million.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	Period End
September 30, 2011
Assets
Loans held for sale	$—	$96,330	$—	$96,330
Pledged securities	17,558	—	—	17,558
Derivative assets	—	—	12,926	12,926
Total	$17,558	$96,330	$12,926	$126,814

Liabilities
Derivative liabilities	$—	$—	$9,722	$9,722
Total	$—	$—	$9,722	$9,722

December 31, 2010
Assets
Loans held for sale	$—	$302,851	$—	$302,851
Pledged securities	14,281	—	—	14,281
Derivative assets	—	—	6,354	6,354
Total	$14,281	$302,851	$6,354	$323,486

Liabilities
Derivative liabilities	$—	$—	$1,454	$1,454
Total	$—	$—	$1,454	$1,454

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 45 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
September 30, 2011
Derivative assets and liabilities, net
Beginning balance, December 31, 2010	$4,900
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(71,374)
Realized gains (losses) recorded in earnings	66,474
Unrealized gains (losses) recorded in earnings	3,204
Ending balance, September 30, 2011	$3,204

The carrying amounts and the fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are presented below (in thousands):

	September 30, 2011
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$86,086	$86,086
Restricted cash	5,302	5,302
Pledged securities	17,558	17,558
Loans held for sale	96,330	96,330
Derivative assets	12,926	12,926
Total	$218,202	$218,202

Financial Liabilities:
Derivative liabilities	$9,722	$9,722
Warehouse notes payable	90,119	90,119
Notes payable	24,769	24,769
Total	$124,610	$124,610

	December 31, 2010
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$33,285	$33,285
Restricted cash	4,580	4,580
Pledged securities	14,281	14,281
Loans held for sale	302,851	302,851
Derivative assets	6,354	6,354
Total	$361,351	$361,351

Financial Liabilities:
Derivative liabilities	$1,454	$1,454
Warehouse notes payable	248,419	248,419
Notes payable	27,621	27,669
Total	$277,494	$277,542

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

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 45 days from the date that a mortgage loan is funded, and are valued using discounted cash flow models that incorporate observable prices from market participants.

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through gains from mortgage banking activities. The fair value of the Company’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

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

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, the expected net future cash flows from servicing to be received upon securitization and sale of the loan, net of any guaranty obligations retained. The fair value of the expected net future cash flows associated with servicing the loan and the guaranty obligation are calculated pursuant to the valuation techniques described previously for mortgage servicing rights and guaranty obligations.

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

	Fair Value Adjustment Components				Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total	Derivative	Derivative	Adjustment
	Principal	Gain	Movement	Fair Value	Contract	Contract	To Loans
(in thousands)	Amount	on Sale	Effect	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2011
Rate lock commitments	$281,957	$6,751	$5,647	$12,398	$12,398	$—	$—
Forward sale contracts	372,031	—	(9,194)	(9,194)	528	(9,722)	—
Loans held for sale	90,074	2,709	3,547	6,256	—	—	6,256
Total		$9,460	$—	$9,460	$12,926	$(9,722)	$6,256

December 31, 2010
Rate lock commitments	$158,557	$3,470	$(1,513)	$1,957	$2,524	$(567)	$—
Forward sale contracts	454,504	—	2,943	2,943	3,830	(887)
Loans held for sale	295,947	8,334	(1,430)	6,904	—	—	6,904
Total		$11,804	$—	$11,804	$6,354	$(1,454)	$6,904

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The reserve for loans may be posted over the first 48 months. As of September 30, 2011, the Company had pledged cash and securities in excess of these requirements. In 2010, Fannie Mae increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years for all existing and new qualifying loans, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of September 30, 2011, the additional proposed collateral required by the end of the three year period is expected to be approximately $10.4 million. In October 2011, Fannie Mae initiated a process to reassess the adequacy of its collateral requirements on an annual basis. The Company has not received any indication as to the current status or expected outcome of the reassessment at this time. Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of September 30, 2011.

For most loans we service under the Fannie Mae DUS program, we are currently required to advance 100% of the principal and interest due to noteholders until foreclosure or up to 5% of the unpaid principal balance, whichever occurs sooner, if the borrower is delinquent in making loan payments. Under the HUD program, we are required to advance 100% of the principal and interest payments due to noteholders if the borrower is delinquent in making loan payments. Advances are included in servicing fees and other receivables, net, to the extent such amounts are recoverable.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards and the Company satisfied the requirements as of September 30, 2011. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2011, the net worth requirement was $48.2 million and the Company’s net worth was $160.4 million, as measured at our wholly owned subsidiary. As of September 30, 2011, we were required to maintain at least $9.0 million of liquid assets to meet our operational liquidity requirements, as defined in the agreements, for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of September 30, 2011, we had operational liquidity of $85.7 million.

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

Capital Funding further claims that Column and its affiliates and Walker & Dunlop, LLC (the “defendants”) breached the contract, were unjustly enriched, and committed unfair competition by using Capital Funding’s alleged proprietary information for certain allegedly unauthorized purposes.  Capital Funding also asserts a separate unfair competition claim against Walker & Dunlop, LLC in which it alleges that Walker & Dunlop, LLC is improperly “taking credit” on its website for certain work actually performed by Capital Funding. Capital Funding seeks damages in excess of $30 million on each of the three claims asserted against all defendants, and an unspecified amount of damages on the separate claim for unfair competition against Walker & Dunlop, LLC.  Capital Funding also seeks injunctive relief in connection with its unjust enrichment and unfair competition claims.

To provide for greater certainty regarding Column’s indemnification obligations before the resolution of this litigation and to cap our total loss exposure, we secured a further agreement from Column in November 2010 confirming that it will indemnify us for any liabilities that arise as a result of this litigation. As part of this further indemnification agreement, in the event Column is required to pay us for any liabilities under the Capital Funding litigation that it otherwise would not have been obligated to pay under the Column Transaction Agreement, we will indemnify Column for an amount up to $3.0 million. Also as part of this further indemnification agreement, William Walker, our Chairman, President and Chief Executive Officer, and Mallory Walker, former Chairman and current stockholder, in their individual capacities, agreed that if Column is required to indemnify us under this agreement and otherwise would not have been obligated to pay such amounts under the Column Transaction Agreement, Messrs. William Walker and Mallory Walker will pay any such amounts in excess of $3.0 million but equal to or less than $6.0 million. As a result of this agreement, we will have no liability or other obligation for any damage amounts in excess of $3.0 million arising out of this litigation. Although Column has assumed defense of the case for all defendants, and is paying applicable counsel fees, as a result of the indemnification claim procedures described above, we could be required to bear the significant costs of the litigation and any adverse judgment unless and until we are able to prevail on our indemnification claim. We believe that we will fully prevail on our indemnification claims against Column, and that we ultimately will incur no material loss as a result of this litigation, although there can be no assurance that this will be the case.

On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case, without prejudice. On August 15, 2011, Capital Funding filed an amended complaint. On September 2, 2011, the defendants filed a motion to dismiss, or in the alternative for summary judgment, of the amended complaint. On October 27, 2011, the court held a hearing to consider the defendants’ motion to dismiss. The court has not yet issued its ruling. As a result of the indemnification described above, the Company’s loss exposure in this matter is limited to $3.0 million.

Drumm Investors litigation—Drumm Investors, LLC (“Drumm”) was a borrower in the process of refinancing a portfolio of properties (the “Golden Living” portfolio) with the Company, when it elected to terminate its engagement letter with the Company and refinance the portfolio with other lenders. Upon termination of the engagement letter, the Company asserted its right to receive break-up fees under the terms of the engagement letter. Drumm disputes that it owes the Company the break-up fees, and on June 6, 2011, Drumm filed suit in the Superior Court of California, San Francisco, for a refund of certain advances totaling $4.2 million which Drumm had made to the Company. On July 7, 2011, the Company filed its answer and counter-claim against Drumm seeking payment of $4.4 million in break-up fees under the engagement letter. On October 28, 2011 the Company and Drumm entered into a settlement agreement, pursuant to which the Company received a break-up fee of $1.75 million, that will be recorded in the fourth quarter, and the remaining advances were returned to Drumm. The Company incurred no losses and has no remaining exposure in this matter.

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

NOTE 11—SHARE BASED PAYMENT

During 2011, the Company granted stock option awards, under the 2010 Equity Incentive Plan, to officers and certain employees, with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The stock options have a ten-year term and vest ratably over three years dependent solely on continued employment. In addition, the Company granted restricted share awards, under the 2010 Equity Incentive Plan, to officers, employees and non-employee directors, without cost to the grantee. The restricted share awards granted to officers and employees vest ratably over three years dependent solely on continued employment. Restricted share awards to non-employee directors fully vest one year from the date of grant.

At September 30, 2011, an aggregate of 607,194 restricted shares and 214,987 stock options was outstanding. An additional 1,317,819 shares remain available for grant under the 2010 Equity Incentive Plan as of September 30, 2011.

The following table provides additional information regarding the Company’s 2010 Equity Incentive Plan for the nine months ended September 30, 2011 (dollars in thousands, except per share amounts):

	Options / Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Restricted Shares
Outstanding at beginning of period	465,761	$—
Granted	157,833	—
Forfeited	(16,400)	—
Outstanding at end of period	607,194	$—		$7,056
Exercisable at end of period	—	$—		$—

Stock Options
Outstanding at beginning of period	—	$—
Granted	214,987	12.52
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	214,987	$12.52	9.5	$—
Exercisable at end of period	—		$—	$—

The fair value of stock option awards granted during 2011 was estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

2011
Estimated option life	6.00 years
Risk free interest rate	2.58%
Expected volatility	57.10%
Expected dividend rate	0.00%
Weighted average grant date fair value per share of options granted	$6.92

For the three and nine months ended September 30, 2011 share based payment expense was $0.7 million and $1.7 million, respectively. As of September 30, 2011 the total unrecognized compensation cost for outstanding restricted shares and options was $5.8 million, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period, with the latest vesting date being August 2, 2014.

NOTE 12—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding used to calculate basic earnings per share	21,629,463	14,741,504	21,614,062	14,741,504

Dilutive securities
Unvested restricted shares	152,920	—	113,478	—
Weighted average number of shares and share equivaltents outstanding used to calculate diluted earnings per share	21,782,383	14,741,504	21,727,540	14,741,504

The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Options issued under the 2010 Equity Incentive Plan to purchase 214,987 shares of common stock and 30,000 unvested restricted shares were outstanding during the three and nine months ended September 30, 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock or stock option awards outstanding in the three and nine months ended September 30, 2010.

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

NOTE 13—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2010	21,408,171	$214	$77,047	$47,381	$124,642
Net income	—	—	—	23,849	23,849
Issuance of common shares	221,292	2	2,051	—	2,053
Stock-based compensation	—	—	1,724	—	1,724
Balances at September 30, 2011	21,629,463	$216	$80,822	$71,230	$152,268

NOTE 14—TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2011, Credit Suisse Securities (USA) LLC (“Credit Suisse”), through its ownership of Column, owns a 23.9% interest in the Company. From time to time, Credit Suisse refers HUD related financing opportunities to the Company. Credit Suisse receives a fee directly from the borrower if the loans are approved and closed. For the three and nine months ended September 30, 2011, Credit Suisse earned fees of $0.9 million and $5.6 million for the referral of HUD transactions to the Company (co-broker fees). At September 30, 2011, the Company had accrued amounts due to Credit Suisse of approximately $7.4 million, consisting of co-broker fees payable and a dividend payable of $1.75 million related to Credit Suisse’s ownership stake in the Company’s predecessors prior to the Formation Transaction.

A subsidiary of the Company has contracted with Walker & Dunlop Fund Management, LLC (the “Advisor”), a registered investment advisor, of which Mr. Walker, our Chairman, President and Chief Executive Officer, is the sole member, for the Advisor to provide investment advisory services to a real estate fund pursuant to an investment advisory agreement. We provide consulting, overhead and other corporate services to the Advisor pursuant to a corporate services agreement for a fee which approximates our costs for such services. The amount of such fees were $0.1 and $0.2 million for each of the three month periods ended September 30, 2011 and 2010, respectively; and were approximately $0.5 million for the nine month periods ended September 30, 2011 and 2010.

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

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Business

We are one of the leading providers of commercial real estate financial services in the United States, with a primary focus on multifamily loans. We originate, sell and service a range of multifamily and other commercial real estate financing products.

We fund loans for GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing, and retain servicing rights on such loans. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 45 days after the loan is closed. In cases where we do not fund the loan, we act as a loan broker and service some of the loans. Our originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers’ needs. These loans are then funded directly by the institutional lender and we receive an origination fee for placing the loan and a servicing fee for any loans we service.

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

In July 2011, we announced our interim loan program, under which we will fund interim loans to borrowers for terms of up to two years, using a combination of our capital and credit facilities. These loans will be classified as held for investment on our balance sheet during such time that they are outstanding. As of September 30, 2011, we have no loans held for investment under the interim loan program.

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

Mortgage Servicing Rights and Guaranty Obligations.    MSRs are recorded at fair value the day we sell a loan. We only recognize MSRs for GSE and HUD originations. Our servicing contracts with non-governmental originations are cancelable with limited notice and as a result, have a de minimis fair value. The fair value of the MSR is based on  the expected net future cash flows associated with the servicing rights. The expected net future cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan.

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

Overview of Current Business Environment

In the three and nine months ended September 30, 2011, we have seen a continuation of the gradual economic growth experienced in 2010, after the period of economic instability which began in the latter half of 2007 and continued through 2009. In 2011, we have seen evidence of credit quality stabilizing within our portfolio and the broader market, as evidenced by observed decreases in delinquency rates and an increase in property net operating income across our portfolio. We believe demand for commercial real estate loans will increase as substantial levels of existing debt mature and commercial real estate investment activity rebounds. We believe multifamily lending will continue to be characterized by the strong market presence of GSEs and HUD, given the continued weakness of commercial banks and the current lack of a viable secondary market for securitized loans.

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

Separately, in 2010 Fannie Mae increased its collateral requirements under the Fannie Mae DUS program, for new and existing loans classified by Fannie Mae as Tier II, from 35 basis points to 60 basis points, beginning April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Fannie Mae has not modified collateral requirements on other Fannie Mae tier classification loans. In October 2011, Fannie Mae initiated a process to reassess the adequacy of its collateral requirements on an annual basis. The Company has not received any indication as to the current status or expected outcome of the reassessment at this time..

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2011 and 2010. The financial results are not necessarily indicative of future results. Our business is not typically subject to seasonal trends. However, our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands )	2011	2010	2011	2010
Origination Data:
Origination Volumes by Investor
Fannie Mae	$389,884	$240,283	$1,248,972	$1,077,755
Freddie Mac	178,787	109,019	443,218	415,283
Ginnie Mae - HUD	57,746	51,060	422,331	445,216
Other (1)	280,250	44,077	609,025	163,713
Total	$906,667	$444,439	$2,723,546	$2,101,967

Key Metrics (as a percentage of total revenues):
Personnel expenses	34%	25%	32%	34%
Other operating expenses	15%	15%	12%	11%
Operating margin	29%	32%	37%	34%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.07%	1.15%	1.19%	1.42%
Fair value of MSRs created, net	1.31%	1.63%	1.37%	1.36%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (2)	1.90%	1.81%	1.77%	1.48%

	As of September 30,
	2011	2010
Servicing Portfolio by Type:
Fannie Mae	$10,136,692	$9,172,093
Freddie Mac	2,715,788	2,119,877
Ginnie Mae - HUD	1,262,989	683,241
Other (1)	1,825,330	2,190,639
Total	$15,940,799	$14,165,850

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.22%	0.20%

(1) CMBS, life insurance companies and commercial banks.

(2) Fair value of MSRs created, net, as a percentage of GSE and HUD volume reflects the MSR revenue recognized, as a percentage of loan origination volume, on those loans which the Company will record an MSR upon sale of the loan. No MSRs are recorded on “Other” originations or interim loan originations (as noted above, the Company announced its interim loan program in July 2011, there have been no interim loan originations to date).

Overview

Our net income was $6.1 million for the three months ended September 30, 2011, compared to $7.1 million for the three months ended September 30, 2010, a 14% decrease. For the nine months ended September 30, 2011, our net income was $23.8 million, compared to $29.5 million for the same period in 2010, a 19% decrease. Our consolidated income from operations was $9.7 million for the three months ended September 30, 2011, compared to $7.1 million for the three months ended September 30, 2010, a 37% increase. For the nine months ended September 30, 2011, our consolidated income from operations was $38.7 million, compared to $29.5 million for the same period a year ago, a 31% increase.

Our total revenues were $33.4 million for the three months ended September 30, 2011, compared to $22.2 million for the three months ended September 30, 2010, a 50% increase. For the nine months ended September 30, 2011, our total revenues were $104.8 million, compared to $85.8 million for the same period a year ago, a 22% increase. Our total expenses were $23.7 million for the three months ended September 30, 2011, compared to $15.1 million for the three months ended September 30, 2010, a 57% increase. During the nine months ended September 30, 2011, our total expenses were $66.0 million, compared to $56.3 million for the same period a year ago, a 17% increase. Our operating margins were 29% and 37% for the three and nine months ended September 30, 2011, respectively, compared to 32% and 34% for the three and nine months ended September 30, 2010, respectively.

The increase in revenues for the three months ended September 30, 2011, when compared to the three months ended September 30, 2010, was primarily attributable to the significant increase in overall origination volumes, coupled with a 25% increase in servicing fee revenues.  The increase in revenues for the nine months ended September 30, 2011 was primarily attributable to an increase in gains on mortgage banking activities resulting from a 30% increase in loan origination volume, in combination with a 24% increase in servicing fee revenues, when compared to the same period in 2010, and $3.4 million in  assumption transaction fees received (of which $2.5 million related to one assumption during the first quarter of 2011), compared to $0.2 million for  the same period in 2010. The increases in expenses for the three and nine months ended September 30, 2011, when compared to the three and nine months ended September 30, 2010, were primarily attributable to increased personnel costs associated with producer commissions on higher loan origination related fees, and increases in amortization expense on the growing mortgage servicing rights portfolio. Total expenses as a percentage of revenues increased to 71% for the three months ended September 30, 2011 compared to 68% for the three months ended September 30, 2010, and decreased to 63% for the nine months ended September 30, 2011, compared to 66% in the nine months ended September 30, 2010.

Net income was $6.1 million for the three months ended September 30, 2011, compared to $7.1 million for the three months ended September 30, 2010, a 14% decrease. For the nine months ended September 30, 2011, our net income was $23.8 million, compared to $29.5 million for the same period in 2010, a 19% decrease. Our 2011 income was reduced by income tax expense of $3.6 million and $14.9 million in the three and nine months ended September 30, 2011, respectively. Our net income for the three and nine months ended September 30, 2010 was not subject to a similar tax expense because prior to the Formation Transaction, our predecessor entities operated as pass through entities. Pro forma net income for the three and nine months ended September 30, 2010 was computed as if income from operations for the period had been taxed at the composite rate of 38% in effect at that time, rather than at the individual investor level for pass through entities. Our net income for the three months ended September 30, 2011 was $6.1 million, compared to pro forma net income of $4.4 million for the three months ended September 30, 2010, a 39% increase. Our net income for the nine months ended September 30, 2011 was $23.8 million, compared to pro forma net income of $18.3 million for the nine months ended September 30, 2010, a 30% increase.

Revenues

Gains From Mortgage Banking Activities.  Gains from mortgage banking activities were $21.6 million for the three months ended September 30, 2011, compared to $12.3 million for the three months ended September 30, 2010, a 75% increase. For the nine months ended September 30, 2011, gains from mortgage banking activities were $69.7 million, compared to $58.5 million for the same period a year ago, a 19% increase. Gains from mortgage banking activities reflect the fair value of loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees (collectively, “loan origination related fees”), and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained.

Loan origination related fees were $9.7 million for the three months ended September 30, 2011, compared to $5.1 million for the three months ended September 30, 2010, a 90% increase. The increase is primarily attributable to the 104% increase in origination volume, to $907 million for the three months ended September 30, 2011, compared to $444 million for the three months ended September 30, 2010. Origination fees as a percentage of origination volumes were 107 basis points for the three months ended September 30, 2011, down from 115 basis points for the same period in 2010, a 6% decrease.  The decrease in loan origination fees as a percentage of loan origination volumes is primarily attributable to a shift in product mix, to a higher relative percentage of Other (e.g. life insurance, commercial bank) originations, that are originated in a brokerage capacity and typically have lower origination fees than GSE or HUD originations. For the nine months ended September 30, 2011, loan origination related fees were $32.4 million, compared to $29.9 million for the same period a year ago, an 8% increase. These increases were primarily attributable to a 30% increase in loan origination volume, offset by an increase in the relative percentage of Other originations. For the nine months ended September 30, 2011, origination fees as a percentage of origination volumes were 119 basis points, a decrease of 17% from 142 basis points for the nine months ended September 30, 2010.

The fair value of the expected net future cash flows associated with the servicing of originated loans was $11.9 million for the three months ended September 30, 2011, compared to $7.2 million for the three months ended September 30, 2010, a 64% increase. The increase was primarily attributable to the increase in loan origination volume. The fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was 131 basis points in the three months ended September 30, 2011, compared to 163 basis points in the three months ended September 30, 2010, a 20% decrease, primarily due to a higher relative percentage of Other originations for which MSRs are not recorded. For the nine months ended September 30, 2011, expected net future cash flows were $37.3 million, compared to $28.6 million for the same period a year ago, a 30% increase. This increase was primarily attributable to a 30% increase in loan origination volumes, as the fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was relatively unchanged at 137 basis points for the nine months ended September 30, 2011, compared to 136 basis points for the nine months ended September 30, 2010.

Servicing Fees.    Servicing fees were $8.8 million for the three months ended September 30, 2011, compared to $7.0 million for the three months ended September 30, 2010, a 25% increase. For the nine months ended September 30, 2011, servicing fees were $24.5 million, compared to $19.8 million for the same period a year ago, a 24% increase. These increases in the three and nine months ended September 30, 2011 were primarily attributable to a 13% increase in the size of the servicing portfolio to $15.9 billion at September 30, 2011, from $14.2 billion at September 30, 2010, coupled with an increase in the weighted-average servicing fee rate to 22 basis points at September 30, 2011 from 20 basis points at September 30, 2010, a 10% increase. The higher weighted-average servicing fee reflects a year over year increase in the servicing fee rate and represents a shift in the composition of the servicing portfolio to higher revenue loans in the three and nine months ended September 30, 2011 when compared to the same periods in 2010.

Net Warehouse Interest Income.    Net warehouse interest income was $1.1 million and $2.8 million for the three and nine months ended September 30, 2011, compared to $0.8 million and $2.9 million for the three and nine months ended September 30, 2010, a 36% increase and a 4% decrease, respectively. The increase in the three months ended September 30, 2011 is primarily attributed to the increase in loan origination volume and corresponding warehouse transactions. The decrease in the nine months ended September 30, 2011 is primarily attributed to a decrease in the average warehouse balance and the average number of days that loans have been held in warehouse. The components of net warehouse interest income are (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Warehouse interest income	$2,654	$2,255	$6,755	$6,380
Warehouse interest expense	1,602	1,484	3,927	3,436
Net warehouse interest income	$1,052	$771	$2,828	$2,944

Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $0.3 million for the three months ended September 30, 2011, compared to $0.5 million for the three months ended September 30, 2010, a 34% decrease. During the nine months ended September 30, 2011, escrow earnings and other interest income was $1.1 million, compared to $1.6 million for the same period a year ago, a 32% decrease. These decreases were primarily attributable to a decrease in the rate earned on escrow holdings, offset by greater escrow balances associated with the growth in the servicing portfolio.

Other.    Other income was $1.6 million for the three months ended September 30, 2011, compared to $1.6 million for the three months ended September 30, 2010, a 6% increase. The increase in the three months ended September 30, 2011, when compared to the same period in 2010 was primarily attributable to an increase in application fees associated with increased loan origination volume, coupled with an increase in prepayment penalties. During the nine months ended September 30, 2011, other income was $6.6 million, compared to $2.9 million for the same period a year ago, a 129% increase. The increase in the nine months ended September 30, 2011, when compared to the nine months ended September 30, 2010, was primarily attributable to $3.4 million in  assumption transaction fees received (of which $2.5 million related to one assumption during the first quarter of 2011), compared to $0.2 million for  the same period in 2010. In the first quarter of 2011, a borrower entered into a purchase and sale agreement for properties which served as collateral for a credit facility, which resulted in the $2.5 million assumption fee. The acquirer sought to assume the loan under similar terms, which required the approval of Fannie Mae, as lender, and the Company, as servicer, for which the Company and Fannie Mae received a fee of $4.9 million which was divided equally between the two parties. This fee was subject to the normal commission structure, as with other loan origination fee income.

Expenses

Personnel.    Personnel expense was $11.3 million for the three months ended September 30, 2011, compared to $5.5 million for the three months ended September 30, 2010, a 108% increase. Personnel expense as a percentage of total revenues was 34% for the three months ended September 30, 2011, compared to 25% for the same period in 2010. These increases were primarily attributable to the increase in loan origination volumes and corresponding increase in producer commissions, as well as a change in compensation plans in the three months ended September 30, 2010, which reduced compensation expense by $2.0 million in the period. For the nine months ended September 30, 2011, personnel expense was $33.4 million, compared to $28.9 million for the same period a year ago, a 16% increase. These increases was primarily attributable to the increase in loan origination volumes and loan origination related fees on which the resulting producer commissions are based, as well as share-based payment expense in the nine months ended September 30, 2011, for which there was no similar expense in the nine months ended September 30, 2010.

Amortization and Depreciation.    Amortization and depreciation expense was $6.3 million for the three months ended September 30, 2011, compared to $4.2 million for the three months ended September 30, 2010, a 48% increase. For the nine months ended September 30, 2011, amortization and depreciation expense was $16.3 million, compared to $12.4 million for the same period a year ago, a 31% increase. These increases were primarily attributable to an increase in the mortgage servicing rights portfolio balance due to increases in the loan origination volume and capitalized mortgage servicing rights in the preceding periods.

Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $0.9 million for the three months ended September 30, 2011, compared to $1.8 million for the three months ended September 30, 2010, a $0.9 million or 48% decrease. For the nine months ended September 30, 2011, the provision for risk-sharing obligations was $3.4 million, compared to $4.4 million for the same period a year ago, a 22% decrease. For the three months ended September 30, 2011 and 2010, the provision for risk-sharing obligations were one and three basis points of the Fannie Mae at risk portfolio balances, respectively. For the nine months ended September 30, 2011 and 2010, the provision for risk-sharing obligations were five and seven basis points of the Fannie Mae at risk portfolio balances, respectively. In the three and nine months ended September 30, 2011, amounts recorded to the provision for risk-sharing obligations primarily related to refinements of loss estimates on loans with existing allowances. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

The 60+ day delinquency rate decreased to 0.0% of the at risk portfolio at September 30, 2011, from 0.83% of the at risk portfolio at September 30, 2010, and the allowance for risk-sharing obligations as a percentage of the specifically identified at risk balances increased to 9.13% at September 30, 2011, compared to 7.92% at September 30, 2010. There were net write-offs of $0.7 million for the three months ended September 30, 2011.  There were no net write-offs for the same period a year ago.  Net write-offs were $0.7 and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively, and represent the cash settlement of losses previously recorded to the provision. We have not been party to, or incurred any losses relating to, troubled debt restructurings within our at risk servicing portfolio.

Interest Expense on Corporate Debt.    The interest expense on corporate debt was $0.2 million for the three months ended September 30, 2011, compared to $0.3 million for the three months ended September 30, 2010, a 47% decrease. During the nine months ended September 30, 2011, interest expenses on corporate debt were $0.6 million, compared to $1.0 million for the same period a year ago, a 38% decrease. These decreases were primarily attributable to a 15% decrease in the average corporate debt outstanding due to contractual principal reduction payments, coupled with a decrease in the related interest rate on borrowings.

Other Operating Expenses.    Other operating expenses were $5.0 million for the three months ended September 30, 2011, compared to $3.3 million for the three months ended September 30, 2010, a 53% increase. For the nine months ended September 30, 2011, other operating expenses were $12.3 million, compared to $9.5 million for the same period a year ago, a 28% increase. These increases in the three and  nine months ended September 30, 2011 were primarily attributable to increases in marketing, insurance and other public company costs when compared to the same periods in 2010.

Income Tax Expense.    Income tax expense for the three and nine months ended September 30, 2011 was $3.6 million and $14.9 million, respectively. There was no income tax expense recognized in the three and nine months ended September 30, 2010 due to our predecessor entities’ pass through tax status. On a pro forma basis, income tax expense for the three and nine months ended September 30, 2010 was $2.7 million and $11.2 million, respectively. We used a combined effective federal and state tax rate of 38% to estimate our presented pro forma tax expense, as if the Company had been a tax paying corporation, for the three and nine months ended September 30, 2010.

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

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property, plant and equipment.

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

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Our unrestricted cash balance was $86.1 million and $20.1 million as of September 30, 2011, and September 30, 2010, respectively, a $66.0 million increase.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 45 days, and impact cash flows presented as of a point in time. Cash provided by operating activities was $213.6 million for the nine months ended September 30, 2011, compared to cash used in operating activities of $1.8 million for the nine months ended September 30, 2010.  The increase in cash flows provided by operating activities in the nine months ended September 30, 2011 is primarily attributable to the receipt of $205.9 million from funding loan originations, net of sales of loans to third parties; compared to the use of $22.4 million from funding loan originations, net of sales to third parties in the nine months ended September 30, 2010.  Excluding cash provided by and used for the sale and purchase of loans, cash flows provided by operating activities was $7.7 million in the nine months ended September 30, 2011 compared to cash flows provided by operating activities of $20.6 million for the nine months ended September 30, 2010.

We invested $1.7 million and $0.5 million for the nine months ended September 30, 2011, and 2010, respectively, a $1.2 million increase. These amounts represent investments in property, plant and equipment.

Cash used in financing activities was $159.1 million for the nine months ended September 30, 2011 compared to $11.9 million cash received in financing activities for the nine months ended September 30, 2010. This decrease was primarily attributable to the increase in repayments of borrowings of warehouse notes payable, concurrent with the funding and subsequent sale of loan originations, partially offset by the proceeds received from the issuance of common stock related to the underwriters’ partial exercise of an overallotment option associated with our initial public offering.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2011. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2011, the net worth requirement was $48.2 million and the Company’s net worth was $160.4 million. As of September 30, 2011, we were required to maintain at least $9.0 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2011, we had operational liquidity of $85.7 million.

Under our warehouse lines of credit and term note agreements, we are required to comply with various financial covenants. See “Sources of Liquidity”.  As of September 30, 2011, we were in compliance with all such financial covenants.

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

Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of September 30, 2011 we pledged securities of $17.6 million to collateralize our Fannie Mae DUS risk-sharing obligations, which was in excess of current requirements.

We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. Fannie Mae has recently increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of September 30, 2011, the additional proposed collateral required by the end of the three year period is expected to be approximately $10.4 million. In October 2011, Fannie Mae initiated a process to reassess the adequacy of its collateral requirements on an annual basis. The Company has not received any indication as to the current status or expected outcome of the reassessment at this time..

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

On March 16, 2011, we amended our master purchase and sale agreement which was scheduled to mature June 30, 2011. The amendment extends the maturity date of the purchase and sale agreement to March 16, 2012 and reduces the rate for financing under the agreement to the average 30-day LIBOR plus 250 basis points.

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

On June 29, 2011, we amended our committed warehouse line agreement which was originally scheduled to mature on June 29, 2011. The amendment, among other things, extended the maturity date of the warehouse agreement to June 29, 2012, and modified covenants such that they are now measured at the Company level, rather than our operating subsidiary. A May 12, 2011 amendment to the warehouse line agreement reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 200 basis points and modified certain covenants. Following the amendments, the warehouse line agreement requires compliance with the following financial covenants:

•                  minimum tangible net worth of $100 million,

•                  maximum indebtedness to tangible net worth of 2.25 to 1.0,

•                  minimum unrestricted liquidity of $10 million,

•                  minimum EBITDA of $12 million (on an annualized basis),

•                  minimum EBITDA to total debt service ratio of 3.00 to 1.0,

•                  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

•                  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

•                  a maximum loan-to-servicing-value ratio of 40%.

On June 24, 2011, we entered into a new committed warehouse line agreement to fund a specific loan origination. The rate for borrowings under the agreement was the average 30-day LIBOR plus 200 basis points. The warehouse line matured fifteen days following the funding of the specified loan origination, at which time we repaid all outstanding borrowings and accrued interest.

On July 21, 2011, the Company entered into a warehouse agreement to provide for warehousing advances in an aggregate amount outstanding at any time of up to $35 million, which matures on July 21, 2013, subject to one year extensions at the lenders’ discretion. The facility will support the Company’s lending activities under its interim loan program, whereby it will make first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings accrue interest at the average 30-day LIBOR plus 250 basis points. Repayments under the facility are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the facility. Upon the occurrence of certain credit events, including but not limited to a default under a pledged mortgage or a foreclosure of an underlying property, the sale, disposition or repayment of a pledged mortgage or the failure to meet certain appraisal requirements, earlier repayment of facility advances may be required. Borrowings under the facility are fully recourse to the Company. The loan agreement requires the Company to comply with the following financial covenants:

•                  minimum tangible net worth of $100 million,

•                  maximum indebtedness to tangible net worth of 2.25 to 1.0,

•                  minimum cash and cash equivalents of $10 million,

•                  minimum EBITDA to total debt service ratio of 2.00 to 1.0, and

•                  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of September 30, 2011, we were in compliance with all of our warehouse line covenants.

As of September 30, 2011, we have used all of the net proceeds from our initial public offering to provide warehouse funding for loans originated by us. These loans held for sale were subsequently sold, in fulfillment of our forward sale agreements and the resulting proceeds represent cash available for redeployment. We plan to continue to deploy a portion of our available cash to provide warehouse funding for loans which we originate, until we choose to deploy the proceeds in another manner.

Debt Obligations

On May 11, 2011, we amended our $42.5 million term note agreement which was originally scheduled to mature on October 31, 2011. The amendment reduced the rate for borrowing under the agreement to the average 30-day LIBOR plus 250 basis points and extended the maturity date to October 31, 2015. Following the amendment, the term note agreement requires compliance with the following financial covenants:

•                  minimum tangible net worth of $100 million,

•                  minimum unrestricted liquidity requirement of $10 million,

•                  minimum EBITDA of $12 million (on an annualized basis),

•                  minimum EBITDA to total debt service ratio of 3.00 to 1.0,

•                  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

•                  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

•                  a maximum loan-to-servicing-value ratio of 40%.

All of the ownership interests in Walker & Dunlop, LLC, our wholly owned subsidiary, are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. As of September 30, 2011, the outstanding term note balance was $24.3 million.

During 2008, we purchased small amounts of subsidiary equity from certain exiting employees and issued notes that are subordinated to the term note agreement. The notes bear interest at the 90-day LIBOR plus 200 basis points and will be repaid in five annual installments after the term note has been repaid. As of September 30, 2011, the aggregate outstanding balance of the notes was $0.5 million.

In January 2006, we entered into a $7.6 million purchase money note. The note required monthly payments and bore an annual interest rate of 7.275%. The loan matured and was paid in full in January 2011.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Key Credit Metrics
Unpaid principal balance:
Total servicing portfolio	$15,940,799	$14,165,850	$15,940,799	$14,165,850
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	6,299,110	5,736,752	6,299,110	5,736,752
Fannie Mae Modified Risk	2,312,804	2,001,830	2,312,804	2,001,830
Fannie Mae No Risk	1,524,778	1,433,511	1,524,778	1,433,511
Total Fannie Mae	$10,136,692	$9,172,093	$10,136,692	$9,172,093

Fannie Mae at risk servicing portfolio (1)	$7,242,674	$6,536,724	$7,242,674	$6,536,724
60+ Day delinquencies, within at risk portfolio	—	54,006	—	54,006
At risk loan balances associated with allowance for risk-sharing obligations (2)	$149,416	$98,450	$149,416	$98,450

Allowance for risk-sharing obligations:
Beginning balance	$13,383	$5,984	$10,873	$5,552
Provision for risk-sharing obligations	937	1,817	3,447	4,397
Net write-offs	(680)	—	(680)	(2,148)
Ending balance	$13,640	$7,801	$13,640	$7,801

60+ Day delinquencies as a percentage of the at risk portfolio	0.00%	0.83%	0.00%	0.83%
Provision for risk-sharing as a percentage of the at risk portfolio	0.01%	0.03%	0.05%	0.07%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.19%	0.12%	0.19%	0.12%
Net write-offs as a percentage of the at risk portfolio	0.01%	0.00%	0.01%	0.03%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	9.13%	7.92%	9.13%	7.92%

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

(2)          There are loans within our servicing portfolio which are greater than 60 days delinquent, for which no allowance has been recorded. We do not anticipate recognizing a loss for these loans upon settlement of our risk-sharing obligation with Fannie Mae because our estimate of the value of the underlying collateral is greater than the unpaid principal balance of the associated loan.

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

As of September 30, 2011 and 2010, $0.0 million and $54.0 million, respectively, of our Fannie Mae at risk balances were more than 60 days delinquent. For the three months ended September 30, 2011 and 2010, our provisions for risk-sharing obligations were $0.9 million and $1.8 million, respectively, or one basis point and three basis points of the Fannie Mae at risk balance, respectively.

As of September 30, 2011 and 2010, our allowance for risk-sharing obligations was $13.6 million and $7.8 million, respectively, or 19 basis points and 12 basis points of the Fannie Mae at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of September 30, 2011, we have advanced $5.1 million of principal and interest payments on the loans associated with our $13.6 million allowance. Accordingly, if the $13.6 million in estimated losses is ultimately realized, the Company would be required to fund an additional $8.5 million.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires new disclosures about recurring or nonrecurring fair value measurements, to include transfers in and out of Levels 1 and 2, a reconciliation for fair value measurements using Level 3 inputs, and clarifies disclosure requirements for fair value measurements.  ASU 2010-06 is effective for interim and fiscal periods beginning after December 15, 2010.  The adoption of this guidance expanded our disclosures regarding fair value measurements (Note 9) but did not have a material impact on our financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 amends the guidance within ASC Topic 220, Comprehensive Income, to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and fiscal periods beginning after December 15, 2011. The adoption of ASU No. 2011-05 will not have a material impact on our financial statements as it will only impact the format of the current presentation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is effectuated within 45 days of closing. The interest rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would increase or decrease, respectively, our annual earnings by approximately $2.0 million based on our escrow balance as of September 30, 2011. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $0.9 million based on our outstanding warehouse balance as of September 30, 2011. Approximately $24.3 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.2 million based on our outstanding corporate debt as of September 30, 2011.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $4.3 million, as of September 30, 2011. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with HUD do not require payment of a make-whole amount. As of September 30, 2011, 93% of our service fees are protected from the risk of prepayment through make-whole requirements; hence, we do not hedge our servicing portfolio for prepayment risk.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Capital Funding litigation—On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case, without prejudice. On August 15, 2011, Capital Funding filed an amended complaint. On September 2, 2011, the defendants filed a motion to dismiss, or in the alternative for summary judgment, of the amended complaint. On October 27, 2011, the court held a hearing to consider the defendants’ motion to dismiss. The court has not yet issued its ruling. As a result of the indemnification described above, the Company’s loss exposure  in this matter is limited to $3.0 million. See Note 10 to the condensed consolidated financial statements for additional information regarding the Capital Funding litigation.

Drumm Investors litigation—Drumm Investors, LLC (“Drumm”) was a borrower in the process of refinancing a portfolio of properties (the “Golden Living” portfolio) with the Company, when it elected to terminate its engagement letter with the Company and refinance the portfolio with other lenders. Upon termination of the engagement letter, the Company asserted its right to receive break-up fees under the terms of the engagement letter. Drumm disputes that it owes the Company the break-up fees, and on June 6, 2011, Drumm filed suit in the Superior Court of California, San Francisco, for a refund of certain advances totaling $4.2 million which Drumm had made to the Company. On July 7, 2011, the Company filed its answer and counter-claim against Drumm seeking payment of $4.4 million in break-up fees under the engagement letter. On October 28, 2011 the Company and Drumm entered into a settlement agreement, pursuant to which the Company received a break-up fee of $1.75 million, that will be recorded in the fourth quarter, and the remaining advances were returned to Drumm. The Company incurred no losses and has no remaining exposure in this matter..

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

Item 1A. Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Except as discussed below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2010 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

We expect to offer new loan products to meet evolving borrower demands, including loans that we originate for our balance sheet. Balance sheet lending will increase our risk of loss, and because we are not as experienced with such loan products, we may not be successful or profitable in offering such products.

Substantially all of our loans are pre-sold or placed with an investor before we close on the loan with the borrower. However, in July 2011, we announced our interim loan program, under which we will offer floating-rate interim loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We will fund first mortgage loans for periods of up to two years, using available cash in combination with advances under a dedicated facility. We will service and asset-manage loans originated under the program and bear the sole risk of loss.  Carrying loans for longer periods of time on our balance sheet will expose us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults, impairment charges and interest rate movements, which may adversely affect our profitability.

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

As of September 30, 2011, we have used all of the net proceeds from our initial public offering to provide warehouse funding for loans originated by us. These loans held for sale were subsequently sold, in fulfillment of our forward sale agreements and the resulting proceeds represent cash available for redeployment.

We currently intend to redeploy these funds to execute our growth strategy and fund working capital and for other general corporate purposes. We also may use a portion of these funds for acquisitions of businesses or products that are complementary to our business. On July 21, 2011, we announced our interim loan program, under which we will fund interim loans to borrowers for terms of up to two years, using a combination of our capital and credit facilities. We currently have no other understandings, commitments or agreements to use portions of these funds. We cannot specify with certainty all of the particular uses for the available funds. The expected use of these funds represents our current intentions based upon our present plans and business conditions.

Accordingly, our management and board will have broad discretion in the application of these funds, and investors will be relying on the judgment of our management regarding the application of the funds. Pending its further deployment, we plan to invest these funds in U.S. government securities and other short-term, investment-grade, interest-bearing instruments or high-grade corporate notes or to continue to provide warehouse funding for loans originated by us.

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

10.2

Repayment Guaranty, dated July 21, 2011, by Walker & Dunlop, Inc. (as guarantor) in favor of TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

10.3

Promissory Note, dated July 21, 2011, by W&D Interim Lender LLC (as borrower) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

31.1	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	#	XBRL Instance Document #

101.2	#	XBRL Taxonomy Extension Schema Document

101.3	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	#	XBRL Taxonomy Extension Definition Linkbase Document

101.5	#	XBRL Taxonomy Extension Label Linkbase Document

101.6	#	XBRL Taxonomy Extension Presentation Linkbase Document

*: Filed herewith.

#: Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Deborah A. Wilson
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

10.2

Repayment Guaranty, dated July 21, 2011, by Walker & Dunlop, Inc. (as guarantor) in favor of TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

10.3

Promissory Note, dated July 21, 2011, by W&D Interim Lender LLC (as borrower) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 25, 2011)

31.1	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	#	XBRL Instance Document #

101.2	#	XBRL Taxonomy Extension Schema Document

101.3	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	#	XBRL Taxonomy Extension Definition Linkbase Document

101.5	#	XBRL Taxonomy Extension Label Linkbase Document

101.6	#	XBRL Taxonomy Extension Presentation Linkbase Document

*: Filed herewith.

#: Furnished, not filed.