Form 10-K
period 2011-12-31
Walker & Dunlop, Inc.
filed 2012-03-09
CIK 1497770

Use these links to rapidly review the document

TABLE OF CONTENTS2
INDEX TO THE FINANCIAL STATEMENTS CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $125.5 million as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2011). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an "affiliate" of the registrant. The registrant has no non-voting common equity.

          As of March 6, 2012 there were 22,163,478 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2012 are incorporated by reference into Part III of this report.

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

Item 1.    Business.

General

        We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell and service a range of multifamily and other commercial real estate finance products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac," ™ and together with Fannie Mae, the government-sponsored enterprises, or the "GSEs"), the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS" ™) lender nationally, a Freddie Mac Program Plus™ lender in seven states, the District of Columbia and the metropolitan New York area, a HUD Multifamily Accelerated Processing ("MAP") lender nationally, and a Ginnie Mae issuer. We also originate and service loans for a number of life insurance companies, commercial banks and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management and investment management services specializing in debt, structured debt and equity.

        We have been in business for 74 years. Since becoming a Fannie Mae DUS lender in 1988, major institutions have been investors in our business. We have not historically originated loans for our balance sheet. The sale of each loan through GSE and HUD programs is negotiated prior to rate locking or closing on the loan with the borrower. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the unpaid principal balance of a loan. In addition to our risk-sharing obligations, we may be obligated to repurchase loans that are originated for GSE and HUD programs if certain representations and warranties that we provide in connection with such originations are breached. We have never been required to repurchase a loan. We have established a strong credit culture over decades of originating loans and are committed to disciplined risk management from the initial underwriting stage through loan payoff.

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

Our Product Offerings

        We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are developers and owners of real estate across the United States. We focus primarily on multifamily properties and offer a range of commercial real estate finance products to our customers, including first mortgage loans, second trust loans, supplemental financings, construction loans, mezzanine loans, bridge/interim loans and equity investments. We originate and sell loans under the programs of GSEs and HUD. We retain servicing rights and asset management responsibilities on nearly all loans made under GSE and HUD programs and some of the loans that we place with institutional investors. Our long-established relationships with Fannie Mae, Freddie Mac, HUD and institutional investors enable us to offer this broad range of loan products and services.

        We structure our internal working groups around the various services we provide: Multifamily Finance, FHA Finance, Healthcare Finance, Capital Markets and Investment Services. Each of our offerings are designed to maximize our ability to meet client needs, source capital and grow our commercial real estate finance business.

Multifamily Finance

        We are one of approximately 25 approved lenders who participate in Fannie Mae's DUS program for multifamily, manufactured housing communities, student housing and certain healthcare properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For more information regarding our risk-sharing agreements with Fannie Mae, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations." Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-insured security to third-party investors. We also are contracted by Fannie Mae to service all loans that we originate under the Fannie Mae DUS program.

        We are one of approximately 25 lenders approved as a Freddie Mac Program Plus lender under which we originate and sell to Freddie Mac multifamily and healthcare loans that satisfy Freddie Mac's underwriting and other eligibility requirements. Under the program, we submit our completed loan underwriting package to Freddie Mac and obtain Freddie Mac's commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell or later securitize such loans. We do not have any risk-sharing arrangements on loans we sell to Freddie Mac under Program Plus. We also are contracted by Freddie Mac to service all loans that we originate under its program.

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

Healthcare Finance

        Through our GSE and HUD executions, we compete in the healthcare real estate lending space, which includes skilled nursing facilities and hospitals. The most active sources of capital in this space today are Freddie Mac, HUD and Fannie Mae. The process for originating healthcare real estate loans is similar to the process for originating multifamily loans with Freddie Mac, HUD or Fannie Mae, as applicable. We do not have any risk-sharing arrangements on loans originated through Freddie Mac or HUD, but do share risk of loss on loans originated under the Fannie Mae DUS program. We are also contracted by HUD and Fannie Mae to service all loans we originate under their programs.

Capital Markets

        We serve as an intermediary in the placement of commercial real estate debt between institutional sources of capital, such as life insurance companies, investment banks, commercial banks, pension funds and other institutional investors, and owners of all types of commercial real estate. A client seeking to finance or refinance a property will seek our assistance in developing different alternatives and soliciting interest from various sources of capital. We often advise on capital structure, develop the financing package, facilitate negotiations between our client and institutional sources of capital, coordinate due diligence and assist in closing the transaction. In these instances, we do not underwrite or fund the loan and do not retain any interest in the loan. In cases where we do not fund the loan, we act as a loan broker and often service the loan.

Interim Loan Program

        In July 2011, we launched our interim loan program that offers floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We closed our first loan under this program in February 2012. Under this program, we underwrite the loans originated through the program, and during the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the program, with the ultimate goal of providing permanent financing on the properties.

Investment Services

        We provide investment consulting and related services for three commercial real estate funds, W&D Balanced Real Estate Fund I LP, the Walker & Dunlop Apartment Fund I, LLC and the W&D Real Estate Opportunity Fund I, LLC.

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

        Walker & Dunlop Apartment Fund I, LLC is a commercial real estate fund that has invested $45 million in multifamily real estate properties and mezzanine loans, and has no further commitments to invest. An institutional investor owns a 99% non-managing member interest in the fund and a third-party entity controlled by members of the Walker family and other individuals owns a 1% managing member interest therein. Pursuant to the fund's operating agreement, distribution of net cash flows is first distributed to the institutional investor based on an investment yield, next to the managing member and the balance of the net cash flows of the fund is then distributed 99% to the institutional investor and 1% to the managing member. Pursuant to contractual arrangements, we provide investment consulting and related services to the managing member, which serves as the investment advisor to the fund. In return, we are entitled to all investment advisory payments earned by the managing member.

        W&D Real Estate Opportunity Fund I, LLC is a commercial real estate fund that has invested $27 million in triple net office, warehouse and research properties. Third-party pension funds are the investor members and an entity wholly owned by the Company holds a 100% interest in the manager of the fund. Pursuant to contractual arrangements, we provide investment consulting and related services to the manager, which serves as the investment advisor to the fund. In return, we are entitled to all investment advisory payments earned by the manager.

        We do not intend to make any further investments on behalf of the above funds and do not intend to perform any further services, other than managing the existing fund investments.

        In the future, we intend to raise additional funds in an effort to provide clients with a broader selection of commercial real estate finance products. We believe the financing alternatives provided by future funds would complement our existing product offerings and do not intend to create funds that would compete with our existing products. We expect that third-party investors would likely provide the great majority of capital for these funds. Such funds would allow us to effectively leverage our cash without borrowing additional capital, strengthen and create relationships with institutional investors, create an ongoing, stable stream of asset management fees and potentially realize substantial returns on equity depending on fund performance. In anticipation of raising such funds, we formed a wholly owned subsidiary to provide investment management services directly to any new funds we may create or any funds that we manage.

Direct Loan Originators and Correspondent Network

        We originate loans directly through approximately 30 loan originators operating out of nine offices nationwide. These individuals have deep knowledge of the commercial real estate lending business and bring with them extensive relationships with some of the largest property owners in the country. They have a thorough understanding of the financial needs and objectives of borrowers, the geographic markets in which they operate, market conditions specific to different types of commercial properties and how to structure a loan product to meet those needs. These originators collect and analyze financial and property information, assist the borrower in submitting information required to complete a loan application and, ultimately, help the borrower close the loan. Our originators are paid a salary and commissions based on the fees associated with the loans that they originate.

        In addition to our group of originators, at December 31, 2011, we had correspondent agreements with 25 independently owned mortgage banking companies across the country with which we have relationships for GSE and HUD loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s) and properties for program eligibility, coordinating due diligence and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and a fee paid out over time based on the servicing revenue stream over the life of the loan.

Underwriting and Risk Management

        We use several tools to manage our risk exposure through the Fannie Mae DUS risk-sharing program and our recently launched interim loan program. These tools include an underwriting and approval process, evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our geographic, borrower and key principal exposures and using modified risk-sharing under the Fannie Mae DUS program.

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

        We review the fundamental value and credit profile of the underlying property, including an analysis of regional economic trends, appraisals of the property, and reviews of historical and prospective financials. Third-party vendors are engaged for appraisals, engineering reports, environmental reports, flood certification reports, zoning reports and credit reports. We utilize a list of approved third-party vendors for these reports. Each report is reviewed by our underwriting team for accuracy, quality and comprehensiveness. All third party vendors are reviewed periodically for the quality of their work and are removed from our list of approved vendors if the quality or timeliness of the reports is below our standards. This is particularly true for engineering and environmental reports on which we rely to make decisions regarding ongoing replacement reserves and environmental matters.

        In addition, we maintain concentration limits with respect to our Fannie Mae loans. We limit geographic concentration, focusing on regional employment concentration and trends. We also limit the aggregate amount of loans subject to full risk-sharing for any one borrower. We minimize individual loan concentrations under our current credit management policy to cap the loan balance subject to full risk-sharing at $50 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $50 million in order to limit our maximum loss on any one loan to $10 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss).

        While we believe we continue to manage credit well, the multifamily sector has experienced declining fundamentals in certain markets due to the slow economy and job losses. The declining fundamentals observed in certain markets in recent years have resulted in increased delinquencies and defaults for us and the multifamily industry, although we have observed a gradual recovery in many markets in 2011. Many items can affect a borrower's decision to default on a loan, including the property, cash flow, occupancy and maintenance needs and tax considerations, along with non-property specific issues such as general market conditions and other financing obligations of the borrower or key principal(s).

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

        For most loans we service under the Fannie Mae DUS program, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts up to 5% of the unpaid principal balance of a loan if the borrower is delinquent in making loan payments. Once the 5% threshold is met, we can apply to Fannie Mae to have the advance rate reduced to 25% of any additional principal and interest payments and tax and insurance escrow amounts, which Fannie Mae may approve at its discretion. We are reimbursed by Fannie Mae for these advances, which may be used to offset any losses incurred under our risk sharing obligation.

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

Our Growth Strategy

        We believe we are positioned to grow our business by taking advantage of opportunities in the real estate finance market.

        We seek to profitably grow our business by focusing on the following areas:

  •
  Become a Top Five Lender in Fannie Mae, Freddie Mac and HUD Executions.  We intend to expand our GSE business by adding to our origination capabilities, with the goal of becoming a top five multifamily lender in GSE and HUD executions. Fannie Mae recently announced that we ranked as their second largest DUS lender in 2011, by loan origination volume, and we are a top originator for both Freddie Mac and HUD. At December 31, 2011, our origination platform had approximately 25 originators focused on GSE and HUD originations located in nine offices nationwide, supplemented by 25 independently owned mortgage banking companies with whom we have correspondent relationships. We believe that we will have significant opportunities to continue broadening our origination network. This expansion may include organic growth, recruitment of talented origination professionals and potentially acquisitions of competitors with strong origination capabilities.

  •
  Expand our Capital Markets Business.  We intend to grow our Capital Markets group to strengthen our market position and borrower relationships to meet the expected increase in demand for commercial real estate debt origination and refinance activity in the coming years. We intend to grow our national presence, to include additional offices focused on capital markets products and originations. Growth of our Capital Markets group will provide greater exposure to the overall commercial real estate market and expose us to new life insurance company correspondent relationships leading to increased deal flow and futher diversified revenue streams.

  •
  Develop Proprietary Sources of Capital and Expand Our Product Offerings.  We anticipate offering additional commercial real estate loan products to our clients as their financial needs evolve. We believe that we have the structuring, underwriting, servicing, credit and asset management expertise to offer additional commercial real estate loan products; and we believe that the proceeds from our initial public offering, together with third-party financing sources, will allow us to meet client demand for additional products that are within our areas of expertise. These proprietary sources of capital should allow us to diversify our revenue sources.

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

Regulatory Requirements

        Our business is subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision that we are subject to varies from jurisdiction to jurisdiction and is based on the type of business activities involved. The regulatory requirements that apply to our activities are subject to change from time to time and may become more restrictive, making our compliance with applicable requirements more difficult or expensive or otherwise restricting our ability to conduct our business in the manner that it is now conducted. Changes in applicable regulatory requirements, including changes in their enforcement, could materially and adversely affect us.

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

Regulation as an Investment Adviser

        In the future, one or more of our subsidiaries may be required to register as an investment adviser with the U.S. Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940 and/or register with state governmental authorities in the United States as a result of investment management services that it may provide. A registered investment adviser is subject to federal and state laws and regulations primarily intended to benefit the investor or client of the adviser. These laws and regulations include requirements relating to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, record keeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an investment adviser and its advisory clients and general anti-fraud prohibitions. In addition, these laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our advisory activities in the event we fail to comply with those laws and regulations. Sanctions that may be imposed for a failure to comply with applicable legal requirements include the suspension of individual employees, limitations on our engaging in various advisory activities for specified periods of time, the revocation of registrations, other censures and fines.

Employees

        At December 31, 2011, we employed 189 full-time persons. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

        You may request a copy of any of the above documents, at no cost to you, by writing or telephoning us at: Walker & Dunlop, Inc., 7501 Wisconsin Avenue, Suite 1200E, Bethesda, Maryland 20814, Attention: Investor Relations, telephone (301) 215-5500. We will not send exhibits to these reports, unless the exhibits are specifically requested and you pay a modest fee for duplication and delivery.

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

        The problems faced by Fannie Mae and Freddie Mac resulting in their placement into conservatorship and their delistings from the New York Stock Exchange have stirred debate among some U.S. federal policymakers regarding the continued role of the U.S. government in providing liquidity for mortgage loans. Future legislation could further change the relationship between Fannie Mae, Freddie Mac and the U.S. government, which could change their business charters or structure, or could nationalize or eliminate such entities entirely. We cannot predict if or when any such legislation may be enacted.

        In February 2011, as part of the Obama administration's financial industry recovery proposal, the U.S. Treasury, in consultation with HUD and other government agencies, released a white paper, "Reforming America's Housing Finance Market, A Report to Congress", which put forth options to reform America's housing finance market. All options involve an eventual phasing out of Fannie Mae and Freddie Mac. The proposals identified a series of short-term modifications to the current government role which are intended to attract greater private capital to the housing market, as the operations of Fannie Mae and Freddie Mac are wound down and the government's role in the housing finance sector is reduced. The modifications to the long-term structure of the U.S. housing finance system included the following three options presented by the U.S. Treasury:

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

        On February 21, 2012, FHFA released A Strategic Plan for Enterprise Conservatorships: The Next Chapter in a Story that Needs an Ending, which details the strategic plan set forth by FHFA to gradually contract the GSEs' presence in the marketplace, and specifies actions that FHFA is either taking, or planning to take, to achieve its strategic goal. The strategic plan recognizes that the GSEs' multifamily business, in contrast to their single-family business, has remained cash flow positive during the recent housing crisis. As a result, the strategic plan states that "generating potential value for taxpayers and contracting the [GSEs'] multifamily market footprint should be approached differently from single-family, and it may be accomplished using a much different and more direct method." To evaluate how to accomplish FHFA's strategic goal, as it relates to the multifamily business, the release states that each GSE will embark on a market analysis to determine the viability of its multifamily business without the benefit of government guarantees, including operating on a stand-alone basis upon attracting private capital.

        It is widely anticipated that the U.S. Congress will address the administration's white paper and FHFA's release regarding its strategic plan for the operations of the GSEs, although it is not known when, or if, that will occur. In Section 1491 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), signed into law on July 21, 2010, Congress stated that the "hybrid public-private status of Fannie Mae and Freddie Mac is untenable and must be resolved" and, further, "[i]t is the sense of the Congress that efforts to enhance by [sic] the protection, limitation, and regulation of the terms of residential mortgage credit and the practices related to such credit would be incomplete without enactment of meaningful structural reforms of Fannie Mae and Freddie Mac."

        Neither the administration's white paper proposals, nor FHFA's strategic plan, address the existing contractual seller/servicer relationships Fannie Mae and Freddie Mac have and the impact of anticipated GSE reform on the existing servicing and/or risk-sharing agreements.

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

        Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan. Our risk-sharing obligations have been modified and reduced on some Fannie Mae DUS loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2011, we had pledged securities of $19.0 million as collateral against future losses under $7.5 billion of Fannie Mae DUS loans outstanding that are subject to risk-sharing obligations, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," which we refer to as our "at risk balance." As of December 31, 2011, our allowance for risk-sharing as a percentage of the at risk balance was 0.20%, or $14.9 million, and reflects our current estimate of our future payouts under our risk-sharing obligations. We cannot assure you that our estimate will be sufficient to cover future write offs. While we originate loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. In addition, commercial real estate values have generally declined in recent years, in some cases to levels below the current outstanding principal balance of the loan. Also, underwriting standards, including loan-to-value ratios, have become stricter. These factors create a risk that some older loans may not be able to be refinanced at maturity and thus may experience maturity defaults. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2011, our 60+ days delinquency rate was 0.25% of the Fannie Mae DUS at risk portfolio. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from

Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

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

Over the past few years, we have originated mostly multifamily real estate loans that are eligible for sale through GSE or HUD programs. This focus may expose us to greater risk if the commercial mortgage-backed security ("CMBS") market recovers or alternative sources of liquidity become more readily available to the commercial real estate finance market.

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

        We require a significant amount of funding capacity on an interim basis for loans we originate. As of December 31, 2011, we had $300 million of committed loan funding available through two commercial banks, $250 million of uncommitted funding available through Fannie Mae As Soon As Pooled ("ASAP") program, and a $35 million committed loan facility available to pair with our capital for the funding of interim loans that we expect to hold for investment for periods of up to two years. Consistent with industry practice, three of our existing warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us.

        We also have an unlimited amount of uncommitted funding available for Freddie Mac loans through a master purchase and sale agreement, which is scheduled to expire on March 16, 2012. In

January 2012, we were notified by Freddie Mac and our counterparty that effective June 30, 2012, our counterparty would no longer operate master purchase and sale agreements to fund Freddie Mac loans with any new or existing counterparties. We will allow the master purchase and sale agreement to expire on March 16, 2012.

        In anticipation of the expiration of the master purchase and sale agreement, we amended one of our existing warehouse lines, increasing its capacity from $150 million to $350 million. Upon expiration of the master purchase and sale agreement, we will have $500 million of committed loan funding available through two commercial banks, $250 million of uncommitted funding available through Fannie Mae's ASAP program, and a $35 million committed loan facility available to pair with our capital for the funding of interim loans that we expect to hold for investment for periods of up to two years. There can be no assurance that, in the future, we will be able to similarly replace terminated facilities on a timely basis or at all.

        If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and restrict our ability to make additional borrowings. These facilities also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. While we were in compliance with all financial and other covenants included in our warehouse facilities as of December 31, 2011, there can be no assurance that we will not experience a default of in the future.

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

        Substantially all of our loans are pre-sold or placed with an investor before we close on the loan with the borrower. However, in July 2011, we announced our interim loan program, under which we offer floating-rate interim loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We fund floating rate first mortgage loans for periods of up to two years, using available cash in combination with advances under a dedicated facility. We service and asset-manage loans originated under the program and bear the sole risk of loss. Carrying loans for longer periods of time on our balance sheet exposes us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults and impairment charges, which may adversely affect our profitability. Both the first mortgage loans we originate and the advances under our credit facility are tied to the same floating index, thereby mitigating our exposure to the effects of interest rate movements. We closed our first loan under this program in February 2012.

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

The requirements associated with being a public company, which require us to implement significant control systems and procedures, require significant company resources and management attention.

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the Dodd-Frank Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and performance within specified time periods and maintain effective disclosure controls and procedures and internal control over financial reporting within specified deadlines. Section 404 of the Sarbanes-Oxley Act requires that our management evaluate, and our independent registered public accountant report on, our internal control over financial reporting on an annual basis.

        We are required to annually complete an assessment of our internal controls, the results of which are reported in this Annual Report on Form 10-K, see "Controls and Procedures." As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur prior to our December 2010 initial public offering, when we became subject to the requirements of the Exchange Act and the Sarbanes-Oxley Act. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls, internal control over financial reporting and financial reporting and accounting systems designed to meet our reporting obligations on a timely basis, including the timely filing of Exchange Act reports. However, if the measures we take are not sufficient to satisfy our obligations, we may incur further costs and experience continued diversion of management attention, adverse reputational effects and possible regulatory sanctions or civil litigation.

The loss of our key management could result in a material adverse effect on our business and results of operations.

        Our future success depends to a significant extent on the continued services of our senior management, particularly William Walker, our Chairman, President and Chief Executive Officer, Howard Smith, our Executive Vice President and Chief Operating Officer, and Richard Warner, our Executive Vice President and Chief Credit Officer. The loss of the services of any of these individuals could have a material adverse effect on our business and results of operations. We only maintain "key person" life insurance on Mr. Walker.

We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key loan correspondents, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

        We depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. As of December 31, 2011, we employed approximately 30 loan originators throughout our nine offices. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if we can motivate or retain them but at higher costs, we could be materially and adversely affected.

        We also depend on our network of loan correspondents, who generate a significant portion of our loan originations. During both the years ended December 31, 2011 and 2010, correspondents generated 51% of the loans that we originated during those periods. Unlike our loan originators, correspondents are not directly employed by us but are paid a percentage of the origination fee and the ongoing servicing fee for each loan that they help originate. In addition, although we have an exclusive relationship with our correspondents with respect to GSE and HUD loan products, we do not have an exclusive arrangement for any other loan products. While we strive to cultivate long-standing relationships that generate repeat business for us by making available co-marketing materials and educational resources to them, correspondents are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our correspondents and actively compete with us in our efforts to expand our correspondent networks. Competition for loans originated by correspondents was particularly acute when the CMBS market was more robust. Although recent difficulties in the CMBS market have increased demand for GSE and HUD loans, we cannot guarantee that correspondents will continue to provide a strong source of originations for us if and when the CMBS market recovers. We also cannot guarantee that we will be able to maintain or develop new relationships with additional correspondents. If we cannot maintain and enhance our existing relationships and develop new relationships, particularly in geographic areas, specialties or niche markets where our loan originators are not as experienced or well-situated, our growth strategy will be significantly hampered and we would be materially and adversely affected.

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

        In connection with the Column transaction, certain predecessor entities that became our wholly owned subsidiaries through the Formation Transaction agreed to indemnify Walker & Dunlop, LLC and its members (including Column) for certain matters, including (i) breaches of representations, warranties and covenants, (ii) any repurchase requirements with respect to loans originated by those subsidiaries, and (iii) liabilities in connection with excluded assets and excluded liabilities. Those indemnification obligations of our subsidiaries continued following the Formation Transaction. The survival of those obligations will permit the indemnified parties, including Column, to the extent that they sustain damages resulting from any indemnified matter, to assert claims for indemnification against our subsidiaries for the survival period of those obligations. While we are unaware of any potential claims for indemnification against our subsidiaries, any such claims could have a material adverse effect on us.

We have experienced significant growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

        Our recent significant growth may not reflect our future growth potential, and we may not be able to maintain similarly high levels of growth in the future. Our recent growth reflects, in part, the acquisition of certain mortgage banking operations from Column in January 2009, which contributed $5.0 billion to our servicing portfolio and expanded our product lines as well as origination capacity. Much of our growth has also occurred since the onset of the 2008 credit crisis and the resulting tightening of credit standards, as many traditional lenders decreased or ceased their investments in commercial real estate debt. As a result, borrowers looked instead to GSEs, HUD and other sources of lending for multifamily loans. We intend to pursue continued growth by adding more loan originators, expanding our loan product offerings, acquiring complementary businesses and gaining access to new institutional investors and proprietary sources of capital, as appropriate, but we cannot guarantee such efforts will be successful. We do not know whether the favorable conditions that enabled our recent growth will continue. Because our recent significant growth is not likely to accurately reflect our future growth or our ability to grow in the future, there can be no assurance that we will continue to grow at the same pace or achieve the same financial results as we have in the past.

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

        Regulatory and legal requirements are subject to change. For example, Fannie Mae has recently increased its collateral requirements, on loans classified by Fannie Mae as Tier II, from 35 basis points to 60 basis points, effective as of January 1, 2011, which applies to approximately 75% of our outstanding Fannie Mae at risk portfolio at December 31, 2011. The incremental collateral required for existing loans will be funded over approximately three years following the effective date, in accordance with Fannie Mae requirements. The incremental requirement for any newly originated Fannie Mae Tier II loans will be funded over the 36 months subsequent to the sale of the loan to Fannie Mae. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans will remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans will increase from 50 basis points to 90 basis points and that Level 2 and Level 3 loss sharing requirements will increase. We currently have an insignificant number of loans in our portfolio which will be affected by the announced collateral changes and do not expect it will have a material impact on our future operations; however, future changes to collateral requirements may adversely impact us. Ginnie Mae has indicated that it is currently considering a change to its programs that would eliminate the Ginnie Mae obligation to reimburse us for any losses not paid by HUD in return for our receiving an increased servicing fee, although it is uncertain whether these changes will be implemented. In addition, Congress has also been considering proposals requiring lenders to retain a portion of all loans sold to GSEs and HUD. The Dodd-Frank Act imposes a requirement that lenders retain "not less than 5 percent of the credit risk" of certain securitized loans, particularly those that are not "qualified residential mortgages." It is currently unclear whether and how the Dodd-Frank Act will apply to commercial real estate lenders. The Dodd-Frank Act requires the federal banking agencies, the Federal Trade Commission (the "FTC"), HUD, and FHFA to issue rules implementing this requirement no later than 270 days after Dodd-Frank's enactment. It also requires the federal banking agencies, the FTC, HUD, and FHFA to issue a joint rule defining a "qualified residential mortgage." Therefore, the applicability of this provision to us and its effect upon our business will not be fully known until these agencies issue the joint rule. It is also impossible to predict any future legislation that Congress may enact regarding the selling of loans to GSEs or any other matter relating to GSEs or loan securitizations. GSEs, HUD and other investors may also change underwriting criteria, which could affect the volume and value of loans that we originate. Changes to regulatory and legal requirements could be difficult and expensive with which to comply and could affect the way we conduct our business, which could materially and adversely affect us.

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

  •
  failure to satisfy the listing requirements of the NYSE;

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

        We are a holding company and conduct all of our operations through Walker & Dunlop, LLC, our operating company. We do not have, apart from our ownership of this operating company, any independent operations. As a result, we rely on distributions from our operating company to pay any dividends we might declare on shares of our common stock. We also rely on distributions from this operating company to meet any of our cash requirements, including our tax liability on taxable income allocated to us.

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

        Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 61.4% of the outstanding shares of our common stock as of December 31, 2011, on a fully diluted basis. Accordingly, these executive officers, directors and principal stockholders, collectively, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the market price and liquidity of our common stock due to investors' perception that conflicts of interest may exist or arise.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal headquarters are located in Bethesda, Maryland. We currently maintain an additional eight offices across the country, including in: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Irvine, California; Nashville, Tennessee; New Orleans, Louisiana; New York, New York; and Walnut Creek, California. We believe that our facilities are adequate for us to conduct our present business activities.

        All of our office space is leased. The most significant terms of the lease arrangements for our office space are the length of the lease and the amount of the rent. Our leases have terms varying in duration and rent through 2023, as a result of differences in prevailing market conditions in different geographic locations. We do not believe that any single office lease is material to us. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our results of operations and cash flows when we enter into new leases.

Item 3.    Legal Proceedings.

        Capital Funding litigation—On February 17, 2010, Capital Funding Group, Inc. ("Capital Funding") filed a lawsuit in the state Circuit Court of Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC ("Column") to refinance a large portfolio of senior healthcare facilities located throughout the United States (the "Golden Living Facilities"). Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the refinancing of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column's alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

        Capital Funding further claims that Column and its affiliates and Walker & Dunlop, LLC (the "defendants") breached the contract, were unjustly enriched, and committed unfair competition by using Capital Funding's alleged proprietary information for certain allegedly unauthorized purposes. Capital Funding also asserts a separate unfair competition claim against Walker & Dunlop, LLC in which it alleges that Walker & Dunlop, LLC is improperly "taking credit" on its website for certain work actually performed by Capital Funding. Capital Funding seeks damages in excess of $30 million on each of the three claims asserted against all defendants, and an unspecified amount of damages on the separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also seeks injunctive relief in connection with its unjust enrichment and unfair competition claims.

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

        On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting our motion to dismiss the case, without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November, 2011, the Circuit Court of Montgomery County rejected our motion to dismiss the amended complaint and the case is currently in the discovery stage. Trial is scheduled to begin on July 9, 2012.

        As a result of the indemnification described above, the Company's loss exposure in this matter is limited to $3.0 million.

        Drumm Investors litigation—Drumm Investors, LLC ("Drumm") was a borrower in the process of refinancing a portfolio of properties (the "Golden Living" portfolio) with the Company, when it elected to terminate its engagement letter with the Company and refinance the portfolio with other lenders. Upon termination of the engagement letter, the Company asserted its right to receive break-up fees under the terms of the engagement letter. Drumm disputes that it owes the Company the break-up fees, and on June 6, 2011, Drumm filed suit in the Superior Court of California, San Francisco, for a refund of certain advances totaling $4.2 million which Drumm had made to the Company. On July 7, 2011, the Company filed its answer and counter-claim against Drumm seeking payment of $4.4 million in break-up fees under the engagement letter. On October 28, 2011 the Company and Drumm entered into a settlement agreement, pursuant to which the Company received a break-up fee of $1.75 million that was recorded in the fourth quarter, and the remaining advances were returned to Drumm. The Company incurred no losses and has no remaining exposure in this matter.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the NYSE under the symbol "WD." In connection with our initial public offering, our common stock was priced for initial sale on December 15, 2010. There was no established public trading market for our common stock prior to that date. On March 6, 2012, the closing sales price, as reported by the NYSE, was $11.48.

        The following table sets forth the intra-day high and low sale prices for our common stock as reported by the NYSE for the periods indicated:

	2011
	High	Low
1st Quarter	$13.17	$9.98
2nd Quarter	14.05	11.10
3rd Quarter	13.53	10.44
4th Quarter	13.79	10.08

	2010
	High	Low
4th Quarter (from December 15, 2010)	$10.13	$9.00

        As of the close of business on March 6, 2012, there were 13 shareholders of record, and we believe that the number of beneficial holders is much greater.

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

Stock Performance Graph

        The following chart graphs our performance in the form of cumulative total return to holders of our common stock since December 15, 2010, the date our common stock began trading, in comparison to the Standard and Poor's ("S&P") 500 and the S&P Small Cap Financials Index for that same period. Beginning with our December 31, 2011 comparison, we have selected the S&P Small Cap Financials Index as an industry index for comparison against our total return, as the Russell 2000 Financial Services Index presented for comparison in 2010 is no longer a published index which is accessible to our security holders. SEC rules require that if an index is selected which is different from the index used in the immediately preceding fiscal year, the total return must be compared with both the newly selected index and the index used in the prior year. As a result, a comparison of our total return to that of the S&P Small Cap Financials Index and the Russell 2000 Financial Services Index is presented below. We believe that the S&P Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders, to assist in their understanding of our performance relative to other companies in our industry.

        The comparison below assumes $100 was invested on December 15, 2010 (the first trading day of our common stock) in our common stock and in each of the indices shown, and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

Issuer Purchases of Equity Securities

        Under the 2010 Equity Incentive Plan, subject to the Company's approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. On December 20, 2011, the Company repurchased and retired 38,473 restricted shares at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
October 1 - 31, 2011	—	$—	—	N/A
November 1 - 30, 2011	—	—	—	N/A
December 1 - 31, 2011	38,473	12.30	38,473	N/A

	38,473		38,473

Item 6.    Selected Financial Data.

        The selected historical financial information and supplemental data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 has been derived from our audited historical financial statements and those of our predecessors. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	As of and For the Year Ended December 31,
In thousands, except share and per share amounts	2011	2010	2009	2008	2007
Statement of Income Data(1)(2)(5)
Revenues
Gains from mortgage banking activities	$102,712	$85,203	$57,946	$29,428	$21,930
Servicing fees	33,581	27,024	20,981	12,257	12,327
Net warehouse interest income	4,198	3,586	4,186	1,787	17
Escrow earnings and other interest income	1,474	2,056	1,769	3,428	8,993
Other	10,385	3,965	3,879	2,272	7,005

Total Revenue	$152,350	$121,834	$88,761	$49,172	$50,272

Expenses
Personnel	$51,162	$42,459	$32,177	$17,008	$16,779
Amortization and depreciation	22,514	16,959	12,917	7,804	9,067
Provision for risk-sharing obligations, net	4,724	7,469	2,265	1,101	—
Interest expense on corporate debt	823	1,334	1,684	2,679	3,853
Other operating expenses	16,466	13,471	11,114	6,548	4,240

Total Expenses	$95,689	$81,692	$60,157	$35,140	$33,939

Income from Operations	$56,661	$40,142	$28,604	$14,032	$16,333

Gain on Bargain Purchase(3)	$—	$—	$10,922	$—	$—

Income tax expense(1)(4)	$21,797	$31,915	$—	$—	$—

Net income(1)(4)	$34,864	$8,227	$39,526	$14,032	$16,333

Basic earnings per share(1)(4)	$1.61	$0.55

Diluted earnings per share(1)(4)	$1.60	$0.55

Weighted average basic number of shares(4)	21,621,534	15,033,741	14,306,873	9,710,521	10,156,385

Weighted average diluted number of shares(4)	21,747,672	15,036,411	14,306,873	9,710,521	10,156,385

Pro forma net income data (unaudited)
Income from operations, as reported		$40,142	$28,604	$14,032	$16,333
Pro forma income tax expense(1)(4)		15,535	11,070	5,430	6,321

Pro forma income from operations, net of tax(1)(4)		$24,607	$17,534	$8,602	$10,012
Bargain purchase gain		—	10,922	—	—

Pro forma net income(1)(4)		$24,607	$28,456	$8,602	$10,012

Pro forma basic and diluted earnings per share(1)(4)		$1.64	$1.99	$0.89	$0.99

Balance Sheet Data(1)(5)
Cash and cash equivalents	$53,817	$33,285	$10,390	$6,812	$17,437
Restricted cash and pledged securities	26,123	18,861	19,159	12,031	10,250
Mortgage servicing rights	137,079	106,189	81,427	38,943	32,956
Loans held for sale	268,167	302,851	101,939	111,711	22,543

	As of and For the Year Ended December 31,
In thousands, except share and per share amounts	2011	2010	2009	2008	2007
Total Assets	522,596	485,620	243,732	183,347	89,468
Warehouse notes payable	218,426	248,419	96,612	107,005	22,300
Notes payable	23,869	27,621	32,961	38,176	45,508
Total Liabilities	358,944	360,978	173,921	169,497	81,354
Total Equity	163,652	124,642	69,811	13,850	8,144
Supplemental Data(2)
Operating margin	37%	33%	32%	29%	32%
Total originations	$4,025,917	$3,171,618	$2,229,772	$1,983,056	$2,064,361
Servicing portfolio	$16,778,285	$14,619,294	$13,203,317	$6,976,208	$6,054,186

(1)
Our combined effective federal and state tax rate for the year ended December 31, 2011 was 38.5%. Our predecessor entities historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing of our initial public offering on December 20, 2010, our tax status changed to a C-corporation and our income became subject to both federal and state corporate tax. Concurrent with the closing of the Formation Transaction and the Company's change in tax status, we recognized approximately $31.6 million of net deferred tax liabilities. For the 12 days following the closing of the Formation transaction, we recognized income tax expense of $0.3 million. For the year ended December 31, 2010, we recognized aggregate tax expense of $31.9 million; and have recognized net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010. Our combined effective federal and state tax rate for income during the 12 days following the closing of the Formation Transaction was 38.7%. We used a combined effective federal and state tax rate of 38.7% to estimate our presented pro forma tax expense, as if the predecessor entities had been tax paying corporations for the years ended December 31, 2010, 2009, 2008, and 2007. In 2009, the Company recorded a gain on bargain purchase of $10.9 million resulting from the Column transaction. This gain is not considered taxable income, therefore the pro forma adjustment for income tax expense was calculated based upon income from operations, as reported, of $28.6 million.

(2)
Statement of Income Data for the year ended December 31, 2009 includes the results for 11 of the 12 months of the operations acquired in the Column transaction. The results of these operations in January 2009 were not significant.

(3)
We recognized a gain on bargain purchase of $10.9 million in connection with the Column transaction in January 2009. The gain on bargain purchase represents the difference between the fair value of the assets acquired and the purchase price paid.

(4)
Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with "Selected Financial Data", and the historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings "Forward-Looking Statements", and "Risk Factors", elsewhere in this Annual Report on Form 10-K.

Business

        We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily loans. We originate, sell and service a range of multifamily and other commercial real estate finance products.

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

        In July 2011, we launched our interim loan program that offers floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We closed our first loan under this program in February 2012. Under this program, we underwrite the loans originated through the program, and during the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset manage loans originated through the program, with the ultimate goal of providing permanent financing on the properties.

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

Use of Financial Measures

        To supplement our financial statements presented in accordance with U.S. GAAP, we use pro forma net income per share, which is a non-GAAP financial measure. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. For more information on this non-GAAP financial measure, refer to the reconciliation of income from operations to pro forma net income, included in our "Selected Financial Data" above and in our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. Pro forma net income adjusts income from operations, as reported, by applying our estimated effective federal and state income tax rates as if we were a corporate tax payer for the comparable periods in 2010, 2009, 2008 and 2007. Management uses this non-GAAP measure in comparing the Company's operating results with historical performance and believes it provides meaningful and comparable information to management and investors to assist in their review of our performance relative to prior periods and our competitors.

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

        In addition to the MSR, for all Fannie Mae DUS loans with risk-sharing obligations, upon sale we record the fair value of the obligation to stand ready to perform over the term of the guaranty (non-contingent obligation), and the fair value of the expected loss from the risk-sharing obligations in the event of a borrower default (contingent obligation). In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the future cash flows expected to be paid under the guaranty over the life of the loan (historically three to five basis points annually), discounted using a 12-15% discount rate. Historically, the contingent obligation recognized has been de minimis. The estimated life and discount rate used to calculate the guaranty obligation are consistent with those used to calculate the corresponding MSR.

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

        We carry the MSRs at the lower of amortized value or fair market value and evaluate the carrying value quarterly. We engage a third party to assist in valuing our MSRs on a semi-annual basis.

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

Overview of Current Business Environment

        During 2011, U.S. multifamily market fundamentals continued their improvement following the macroeconomic instability experienced in recent years. Occupancy rates and effective rents appear to have increased based upon increased rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Despite this improvement in some market fundamentals, recovery of the overall real estate market continues to be challenged by the slow recovery of the broader economy.

        The commercial real estate sector began 2011 with strong funding levels from insurance companies and CMBS issuers, which surpassed 2010 origination totals before the end of the second quarter; however in the second half of the year, CMBS originations declined significantly as Treasury yields and consumer confidence decreased.

        The passage of Dodd-Frank introduced complex, comprehensive legislation into the financial and real estate recoveries, which will have far reaching effects on the industry and its participants. While we are not a banking institution, there is uncertainty as to how, in the coming years, Dodd-Frank may affect us or our competitors. In addition, the scope, extent and timing of GSE reform continues to be uncertain. Although we cannot predict what actions Congress or other governmental agencies may take affecting the GSEs and/or HUD, we expect some regulatory change is likely. In the interim, the GSEs and HUD continue to supply a significant level of capital to the multifamily market and are expected to do so again in 2012 as commercial and multifamily debt refinancing activity is expected to increase.

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

Revenues

        Gains From Mortgage Banking Activities.    Mortgage banking activity income is recognized when we record a derivative asset upon the commitment to both originate a loan with a borrower and sell to an investor. The commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, the estimated fair value of the expected net future cash flows associated with the servicing of the loan and the estimated fair value of guaranty obligations to be retained. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. Mortgage servicing rights and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans.

        Loans originated in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments and because the borrower will also have to pay an origination fee to the ultimate institutional lender.

        Premiums received on the sale of a loan result when a loan is sold to an investor for more than its face value. There are various reasons investors may pay a premium when purchasing a loan. For example, the fixed rate on the loan may be higher than the rate of return required by an investor or the characteristics of a particular loan may be desirable to an investor. We do not receive premiums on loans originated in a brokerage capacity, unless we are the lender.

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

        Our servicing fees on loans we originate provide a stable revenue stream. They are based on contractual terms, are earned over the life of the loan and are generally not subject to prepayment risk. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment. Accordingly, we currently do not hedge our servicing portfolio for prepayment risk. Any make-whole payments received are included in "Other Income."

        HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee.

        Net Warehouse Interest Income.    We earn net interest income on loans funded through borrowings from our warehouse facilities from the time the loan is closed until the loan is sold pursuant to the loan purchase agreement. Each borrowing on a warehouse line relates to a specific loan for which we have already secured a loan sale commitment with an investor. Because of this "matched funding," we do not incur warehouse interest expense without earning warehouse interest income. Related interest expense from the warehouse loan funding is netted, in our financial statements, against interest income. Net warehouse interest income varies based on the period of time between the loan closing and the sale of the loan to the investor, the size of the average balance of the loans held for sale, and the net interest spread between the loan coupon rate and the cost of warehouse financing. Loans typically remain in the warehouse facility for up to 45 days. Loans that we broker for institutional investors and other investors are funded directly by them.

        Escrow Earnings and Other Interest Income.    We earn interest income on property level escrow deposits in our servicing portfolio, generally based on an average 30-day LIBOR plus a spread. Escrow earnings reflect interest income net of interest paid to the borrower, which generally equals a money market rate.

        Other.    Other income is comprised of investment consulting and related services fees, make-whole payments and other miscellaneous revenues related to our mortgage banking operations which are not directly attributable to the origination of a loan.

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

        Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations is established at the loan level for risk-sharing loans when the borrower has defaulted on the loan or we believe it is probable the borrower will default on the loan and a loss has been incurred. This provision is in addition to the guaranty obligation that is recognized when the loan is sold. Our estimates of value are based on appraisals, broker opinions of value or net operating income and market capitalization rates, whichever we believe is a better estimate of the net disposition value.

        Other Operating Expenses.    Other operating expenses include sub-servicing costs, facilities costs, travel and entertainment, marketing costs, professional fees, licenses, dues and subscriptions, corporate insurance and other administrative expenses. As a result of the completion of our initial public offering in December 2010, we became a public company and our costs for items such as board fees, legal services, insurance, accounting services and investor relations have increased relative to our historical costs for such services as a private company. We expect to incur additional costs to maintain compliance with the Sarbanes-Oxley Act and the rules and regulations of the U.S. Securities and Exchange Commission and the New York Stock Exchange.

        Income Tax Expense.    Our predecessor entities historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing of our initial public offering on December 20, 2010, our tax status changed to a C-corporation and our income became subject to both federal and state corporate tax. As a result of the Formation Transaction and change in tax status, we recognized net deferred tax liabilities and a corresponding deferred tax expense in the fourth quarter of 2010. We recognized income tax expense for the 12 days following the Formation Transaction, and our combined effective federal and state tax rate for its income during those 12 days was 38.7%. In 2011, our combined effective federal and state tax rate was 38.5%.

Results of Operations

        Following is a discussion of our results of operation for years ended December 31, 2011, 2010, and 2009. The financial results are not necessarily indicative of future results. Our business is not typically subject to seasonal trends. However, our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions. Please refer to "Selected Financial Data" and the table below, which provides supplemental data regarding our financial performance.

	For the Year Ended December 31,
Dollars in thousands	2011	2010	2009
Origination Data:
Origination Volumes by Investor
Fannie Mae	$1,869,980	$1,572,096	$1,413,144
Freddie Mac	836,214	526,661	255,997
Ginnie Mae—HUD	512,078	616,075	217,186
Other(1)	807,645	456,786	343,445

Total	$4,025,917	$3,171,618	$2,229,772

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	34%	35%	36%
Other operating expenses	11%	11%	13%
Total expenses	63%	67%	68%
Operating margin	37%	33%	32%
Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.20%	1.33%	1.24%
Fair value of MSRs created, net	1.35%	1.36%	1.35%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume(2)	1.69%	1.59%	1.60%

	As of December 31,
Servicing Portfolio by Type	2011	2010	2009
Fannie Mae	$10,379,426	$9,459,813	$8,695,229
Freddie Mac	3,189,565	2,467,567	2,055,821
Ginnie Mae—HUD	1,359,166	836,924	350,676
Other(1)	1,850,128	1,854,990	2,101,591

Total	$16,778,285	$14,619,294	$13,203,317

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.22%	0.20%	0.18%

(1)
CMBS, life insurance companies and commercial banks

(2)
The fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume reflects revenue recognized, as a percentage of loan origination volume, on those loans which the Company will record an MSR upon sale of the loan. No MSRs are recorded on "Other" originations or interim loan originations (as noted above, the Company announced its interim loan program in July 2011. As of December 31, 2011, there have been no interim loan originations).

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview

        Our consolidated income from operations was $56.7 million for the year ended December 31, 2011, compared to $40.1 million for the year ended December 31, 2010, a 41% increase. Our total revenues were $152.4 million for the year ended December 31, 2011, compared to $121.8 million for the year ended December 31, 2010, a 25% increase. Our total expenses were $95.7 million for the year ended December 31, 2011, compared to $81.7 million for the year ended December 31, 2010, a 17% increase. Our operating margins were 37% for the year ended December 31, 2011, compared to 33% for the year ended December 31, 2010. The increases in revenues and earnings were primarily attributable to significantly higher overall origination volumes, while fees as a percentage of loan origination volume decreased slightly. In addition, substantial increases in servicing fee and other revenues contributed to the overall revenue growth and our operating margin. The growth in expenses was primarily attributable to increases in personnel expense and amortization and depreciation, both due to our increased loan origination volumes, as well as increased professional costs associated with being a public company; however, in 2011 our provision for risk-sharing obligations decreased on continued strong performance of loans in our at-risk servicing portfolio as underlying real estate fundamentals continued to improve in 2011.

        Our net income was $34.9 million for the year ended December 31, 2011, compared to $8.2 million for the year ended December 31, 2010. Our 2010 income was reduced by income tax expense of $31.9 million, of which $31.6 million relates to the recognition of temporary differences between book and taxable income upon the completion of our Formation Transaction, and $0.3 million relates to our income tax expense for the 12 days following the completion of the Formation Transaction.

        Pro forma net income for 2010 was computed as if our income had been taxed at the corporate level at a composite rate of 38.7%, rather than at the individual investor level for the pass-through entities. If we had operated as a taxable entity for the year ended December 31, 2010, we estimate that pro forma net income would have been $24.6 million. In 2011, net income increased 42% when compared to pro forma net income for 2010.

Revenues

        Gains From Mortgage Banking Activities.    Gains from mortgage banking activities were $102.7 million for the year ended December 31, 2011, compared to $85.2 million for the year ended December 31, 2010, a 21% increase. Gains reflect the fair value of loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained.

        Loan origination related fees were $48.4 million for the year ended December 31, 2011, compared to $42.2 million for the year ended December 31, 2010, a 15% increase. The increase was primarily attributable to the increase in origination volumes, offset by a slight decrease in origination related fees as a percentage of loan volume and a shift in product mix to a higher relative proportion of non-GSE and HUD originations, which typically have lower origination related fees. Origination volumes increased to $4.0 billion in 2011, compared to $3.2 billion in 2010, a 27% increase. The GSEs and HUD comprised 80% and 86% of originations in 2011 and 2010, respectively. Our origination fees as a percentage of origination volumes decreased to 120 basis points in 2011 from 133 basis points in 2010, a 10% decrease.

        The fair value of the expected net future cash flows associated with the servicing of the loan was $54.3 million for the year ended December 31, 2011, compared to $43.1 million for the year ended December 31, 2010, a 26% increase. The increase was primarily attributable to a 27% increase in origination volumes, as the fair value of the expected net future cash flows associated with the servicing of the loan as a percentage of origination volumes, was 135 basis points in 2011, compared to 136 basis points in 2010. The fair value of the expected net future cash flows associated with the servicing of the loan, as a percentage of those GSE and HUD loans for which we recognize the associated revenues, increased to 169 basis points in 2011, from 159 basis points in 2010, due to the increased servicing fee rates received on loans in 2011.

        Servicing Fees.    Servicing fees were $33.6 million for the year ended December 31, 2011, compared to $27.0 million for the year ended December 31, 2010, a 24% increase. The increase was primarily attributable to a 15% increase in the servicing portfolio to $16.8 billion at December 31, 2011 from $14.6 billion at December 31, 2010, coupled with an increase in the weighted-average servicing fee rate to 22 basis points at December 31, 2011 from 20 basis points at December 31, 2010, a 10% increase. The higher weighted-average servicing fee reflects a year over year increase in the servicing fee rates received for new GSE and HUD loans.

        Net Warehouse Interest Income.    Net warehouse interest income was $4.2 million for the year ended December 31, 2011, compared to $3.6 million for the year ended December 31, 2010, a 17% increase. The increase is to attributable to a 62% increase in the average outstanding warehouse balance, offset by a 67 basis point, or 27%, decrease in the average net spread between the loan coupon rate and the cost of warehouse financing due to the decrease in the market coupon rate over the two periods. The components of net warehouse interest income are (in thousands):

	Year Ended December 31,
	2011	2010
Warehouse interest income	$10,198	$8,427
Warehouse interest expense	6,000	4,841

Warehouse interest income, net	$4,198	$3,586

        Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $1.5 million for the year ended December 31, 2011, compared to $2.1 million for the year ended December 31, 2010, a 28% decrease. The decrease was primarily attributable to decreases in escrow earnings rates on servicing portfolio escrow balances, despite increases in our average escrow balances held, as banks reduced deposit-based interest earnings rates.

        Other.    Other income was $10.4 million for the year ended December 31, 2011, compared to $4.0 million for the year ended December 31, 2010, a 162% increase. The increase was primarily attributable to certain non-routine transactions, coupled with increases in assumption fees, application fees and prepayment penalties on increased new and refinance origination volume when compared to 2010. In 2011, a significant portion of the increase in assumption fees resulted from the receipt of a $2.5 million fee pursuant to the transfer of a credit facility. A borrower entered into a purchase and sale agreement for properties which served as collateral for a credit facility. The acquirer sought to assume the loan under similar terms, which required the approval of Fannie Mae, as lender, and the Company, as servicer; for which the Company and Fannie Mae received a fee of $4.9 million which was divided equally between the two parties. This fee was subject to the normal commission structure, as with other loan origination fee income. In addition, we received a break-up fee of $1.8 million associated with an unsuccessful refinancing of a large portfolio of loans upon meeting certain contractual milestones. There were no similar discrete transactions in 2010.

Expenses

        Personnel.    Personnel expense was $51.2 million for the year ended December 31, 2011, compared to $42.5 million for the year ended December 31, 2010, a 20% increase. The increase was primarily attributable to the additional commissions associated with the increased loan origination volume. In addition, personnel expense in 2011 increased due to the impact of a full year of share-based compensation, as 2010 contained only 11 days of share-based compensation expense following our initial public offering and our initial grant of restricted share awards, an increase of approximately $2.4 million. Personnel expense, as a percentage of total revenues, decreased to 34% in 2011, down from 35% in 2010. The decrease is primarily attributable to the increase in other revenues when compared to 2010, much of which are not subject to commissions.

        Amortization and Depreciation.    Amortization and depreciation expense was $22.5 million for the year ended December 31, 2011, compared to $17.0 million for the year ended December 31, 2010, a 33% increase. The increase was primarily attributable to the increase in loan origination activity and resulting growth in the capitalization of mortgage servicing rights assets, which are subsequently amortized.

        Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $4.7 million for the year ended December 31, 2011, compared to $7.5 million for the year ended December 31, 2010, a $2.7 million, or 37%, decrease. The provision for risk-sharing obligations was six and eleven basis points of the Fannie Mae at risk portfolio balances as of December 31, 2011, and 2010, respectively. The decrease observed in 2011 is primarily attributable to a decrease in the number of defaults, remaining unpaid principal balance of defaulting loans and underlying market factors affecting defaults within the at risk portfolio in 2011 when compared to 2010. The remaining decrease in the provision was attributable to the facts and circumstances surrounding the loans we service, the related borrowers, key principals and underlying collateral. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

        While the 60+ day delinquency rate decreased to 0.25% of the at risk portfolio at December 31, 2011 from 0.85% of the at risk portfolio at December 31, 2010, the allowance for risk-sharing obligations as a percentage of the specifically identified at risk balances increased to 9.38% in 2011 from 7.91% in 2010. The 2011 net write-offs were $0.7 million or one basis point of the at risk portfolio, compared to $2.1 million or three basis points of the at risk portfolio in 2010. In 2011 and 2010, we have not incurred any losses relating to troubled debt restructurings within our servicing portfolio.

        Interest Expense on Corporate Debt.    The interest expense on corporate debt was $0.8 million for the year ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010, a 38% decrease. This decrease was primarily attributable to a 16% decrease in the average corporate debt outstanding and a 3 basis point decline in the average 30-day LIBOR.

        Other Operating Expenses.    Other operating expenses were $16.5 million for the year ended December 31, 2011, compared to $13.5 million for the year ended December 31, 2010, a 22% increase. The increase was primarily attributable to increases in professional fees and insurance costs in 2011 to meet compliance requirements associated with becoming a public company, for which there were no comparable expenses in 2010. The remaining increase was attributable to increased travel, marketing and office expenses related to our increased loan production.

        Income Tax Expense.    Income tax expense was $21.8 million for the year ended December 31, 2011, compared to $31.9 million for the year ended December 31, 2010, a 32% decrease. The decrease was affected by the change in our tax status in December 2010 upon closing of the Formation Transaction. Income tax expense in 2011 represents our tax expense calculated at our combined effective tax rate of 38.5%. In 2010, we recognized approximately $30.2 million of net deferred tax liabilities and a corresponding deferred tax expense in the fourth quarter of 2010 concurrent with the closing of the Formation Transaction and change in tax status, and income tax expense of $1.7 million for the 12 days following the closing of the Formation Transaction.

        On a pro forma basis, income tax expense for 2010 was $15.5 million, calculated at our combined effective federal and state tax rate of 38.7% in 2010, to estimate our presented pro forma tax expense, as if we had been a tax paying corporation for the full year. Income tax expense in 2011 increased 40% when compared to 2010 pro forma tax expense. The increase is primarily attributable to the 41% increase in income from operations, offset by a decrease in our combined effective tax rate to 38.5% in 2011 from 38.7% in 2010.

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

Expenses

        Personnel.    Personnel expense was $42.5 million for the year ended December 31, 2010, compared to $32.2 million for the year ended December 31, 2009, a 32% increase. This increase was primarily attributable to the additional commissions associated with a 42% increase in loan origination volume.

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

        While the 60+ day delinquency rate increased to 0.85% of the at risk portfolio at December 31, 2010 from 0.31% of the at risk portfolio at December 31, 2009, the allowance for risk-sharing obligations as a percentage of the specifically identified at risk balances decreased to 7.9% in 2010 from 11.6% in 2009. The 2010 net write-offs were $2.1 million or three basis points of the at risk portfolio, compared to $0.5 million or one basis point of the at risk portfolio in 2009. We have not incurred any losses relating to troubled debt restructurings within our servicing portfolio.

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

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

        Our unrestricted cash balance was $53.8 million and $33.3 million as of December 31, 2011 and 2010, respectively, a $20.5 million increase.

        Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 45 days, and impact cash flows presented as of a point in time. Cash provided by operating activities was $58.1 million for the year ended December 31, 2011 compared to cash used in operations of $171.3 million for the year ended December 31, 2010. The increase in cash flows provided by operations in 2011 is primarily attributable to the receipt of $39.7 million from funding loan originations, net of sales of loans to third parties; compared to the use of $199.4 million to fund loan originations, net of sales of loans to third parties in 2010. Excluding cash provided by and used for the sale and purchase of loans, cash flows provided by operations were $18.4 million and $28.0 million for the years ended December 31, 2011 and 2010, respectively. The decrease is almost entirely due to the payment of federal and state taxes in 2011, an obligation that we had for only 12 days in 2010.

        We invested $3.8 million and $0.6 million for the year ended December 31, 2011, and 2010, respectively, a $3.2 million increase. The increase in cash invested in 2011 represents amounts paid in connection with the expansion and renovation of our corporate office, compared to immaterial investments in property, plant and equipment in 2010.

        Cash used in financing activities was $33.8 million for the year ended December 31, 2011 compared to $194.8 million cash provided by financing activities for the year ended December 31, 2010. The decrease is primarily attributable to net repayments of warehouse/corporate notes of $33.7 million. In 2010, cash flows from financing activities included the receipt of proceeds from our initial public offering of $58.4 million, as well as draws on our warehouse facilities of approximately $151.8 million, which were offset by dividends paid to stockholders of $10.1 million.

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

Liquidity and Capital Resources

  Uses of Liquidity, Cash and Cash Equivalents

        Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, and (ii) working capital to support our day-to-day operations, including debt service payments, servicer advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient. In 2011, we amended our term note payable, which has an unpaid principal balance of $23.4 million at December 31, 2011, from its initial maturity date of October 31, 2011 to October 31, 2015.

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

        Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio, if at any time it determines that the Company's financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of December 31, 2011 and 2010. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2011, the net worth requirement was $49.4 million and the Company's net worth was $178.7 million. As of December 31, 2011, we were required to maintain at least $9.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2011, we had operational liquidity of $53.8 million.

        We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

        Historically, our cash flows from operations have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. Similarly, we believe that cash flows from operations should be sufficient for us to meet our current obligations for the next 12 months.

Restricted Cash and Pledged Securities

        Restricted cash and pledged securities consist primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and collateral for our risk-sharing obligations. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of December 31, 2011, and December 31, 2010 we pledged securities to collateralize our Fannie Mae DUS risk-sharing obligations of $19.0 million and $14.3 million, respectively, all of which were in excess of current requirements.

        We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. Fannie Mae has recently increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of December 31, 2011, the additional proposed collateral required by the end of the three year period is expected to be approximately $9.6 million. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans will remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans will increase from 50 basis points to 90 basis points and that Level 2 and Level 3 loss sharing requirements will increase. We currently have an insignificant number of loans in our portfolio which will be affected by the announced collateral changes and do not expect it will have a material impact on our future operations; however, future changes to collateral requirements may adversely impact us.

Sources of Liquidity: Warehouse Facilities

        We have four warehouse facilities and a master purchase and sale agreement that we use to fund substantially all of our loan originations. Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every two years, one is an uncommitted facility that we have renewed annually although we do not expect to renew it in the future, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

        We have a $150 million committed warehouse line agreement that matures on November 26, 2012. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac and HUD loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 200 basis points. As of December 31, 2011, we had $59.1 million of borrowings outstanding under this line and corresponding loans held for sale. The warehouse line agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100 million,

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

  •
  minimum unrestricted liquidity of $10 million, and

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

        As of December 31, 2011, we had a $150 million committed warehouse line agreement that was scheduled to mature on June 29, 2012. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac, and HUD loan closings. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 200 basis points. As of

December 31, 2011, we had no borrowings outstanding under this line. The warehouse line agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100 million,

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

  •
  minimum unrestricted liquidity of $10 million,

  •
  minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") of $12 million (on an annualized basis),

  •
  minimum EBITDA to total debt service ratio of 3.00 to 1.0,

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

  •
  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

  •
  a maximum loan-to-servicing-value ratio of 40%.

        On March 8, 2012, we amended this warehouse line agreement. The amendment extended the maturity date to February 28, 2013, increased the credit limit from $150 million to $350 million, and reduced the rate for borrowing from the average 30-day LIBOR plus 200 basis points to the average 30-day LIBOR plus 185 basis points.

        We have a $35 million committed warehouse line agreement that matures on July 21, 2013, subject to one year extensions at the lenders' discretion. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to the Company. As of December 31, 2011, we had no borrowings outstanding under this line. The facility agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100 million,

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

  •
  minimum cash and cash equivalents of $10 million,

  •
  minimum EBITDA to total debt service ratio of 2.00 to 1.0, and

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

        We have an unlimited master purchase and sale agreement that matures March 16, 2012. The agreement provides us with the ability to fund Freddie Mac loans. Advances are made at the lesser of 100% of the loan balance or the purchase price of the loan. Financings under the agreement bear interest at the average 30-day LIBOR plus 250 basis points. As of December 31, 2011, we had no financings outstanding under this master purchase and sale agreement. The master purchase and sale agreement requires compliance with the following covenants:

  •
  minimum tangible net worth of $2 million, and

  •
  minimum unrestricted liquidity of $200 thousand.

        In January 2012, we were notified by Freddie Mac and our counterparty that effective June 30, 2012, our counterparty would no longer operate master purchase and sale agreements to fund Freddie Mac loans with any new or existing counterparties.

        We have a $250 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR plus 115 basis points. As of December 31, 2011, we had $159.4 million of borrowings outstanding under this program. There is no expiration date for this facility.

        The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of December 31, 2011, we were in compliance with all of our warehouse line covenants.

        In anticipation of the elimination of the master purchase and sale agreement, as noted above, in 2012 we amended one of our existing warehouse lines, increasing its capacity from $150 million to $350 million and reducing the rate for applicable borrowings under the agreement. Upon expiration of the master purchase and sale agreement, we will have $500 million of committed loan funding available through two commercial banks, $250 million of uncommitted funding available through Fannie Mae's ASAP program, and a $35 million committed loan facility available to pair with our capital for the funding of interim loans that we expect to hold for investment for periods of up to two years. We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Debt Obligations

        On October 31, 2006, we entered into a $42.5 million term note agreement which was originally scheduled to mature on October 31, 2011. On May 11, 2011, the agreement was amended, extending the maturity date to October 31, 2015. Borrowings under the agreement bear interest at the average 30-day LIBOR plus 250 basis points. All of the ownership interests in our operating subsidiary are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. As of December 31, 2011, the outstanding note balance was $23.4 million. The term note agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100 million,

  •
  minimum unrestricted liquidity requirement of $10 million,

  •
  minimum EBITDA of $12 million (on an annualized basis),

  •
  minimum EBITDA to total debt service ratio of 3.00 to 1.0,

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

  •
  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

  •
  a maximum loan-to-servicing-value ratio of 40%.

        During 2008, we purchased small amounts of subsidiary equity from certain existing employees and issued notes that are subordinated to the term note agreement. The notes bear interest at the 90-day LIBOR plus 200 basis points and will be repaid in five annual installments after the term note has been repaid. As of December 31, 2011, the aggregate outstanding balance of the notes was $0.5 million.

        In January 2006, we entered into a $7.6 million purchase money note. The note required monthly payments and bore an annual interest rate of 7.275%. The loan matured and was paid in full in January 2011.

Credit Quality and Allowance for Risk-Sharing Obligations

        The following table sets forth certain information useful in evaluating our credit performance.

	Year ended December 31,
Dollars in thousands	2011	2010	2009
Key Credit Metrics
Unpaid principal balance:
Total servicing portfolio	$16,778,285	$14,619,294	$13,203,317
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	6,560,506	5,865,285	5,476,467
Fannie Mae Modified Risk	2,303,158	1,994,847	1,226,669
Fannie Mae No Risk	1,515,762	1,599,681	1,992,093

Total Fannie Mae	$10,379,426	$9,459,813	$8,695,229

Fannie Mae at risk servicing portfolio(1)	$7,500,752	$6,681,942	$5,870,363
60+ Day delinquencies, within at risk portfolio	19,037	56,649	17,934
At risk loan balances associated with allowance for risk-sharing obligations(2)	158,969	137,511	47,829
Allowance for risk-sharing obligations:
Beginning balance	$10,873	$5,552	$1,101
Provision for risk-sharing obligations	4,724	7,469	2,265
Net write-offs	(680)	(2,148)	(498)
Contribution from Column	—	—	2,684

Ending balance	$14,917	$10,873	$5,552

60+ Day delinquencies as a percentage of the at risk portfolio	0.25%	0.85%	0.31%
Provision for risk-sharing as a percentage of the at risk portfolio	0.06%	0.11%	0.04%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.20%	0.16%	0.09%
Net write-offs as a percentage of the at risk portfolio	0.01%	0.03%	0.01%
Allowance for risk-sharing as a percentage of the specfically identified at risk balances	9.38%	7.91%	11.61%

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

For example, a $15 million loan with 50% DUS risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk-sharing. Accordingly, if the $15 million loan with 50% DUS risk-sharing was to default, the Company would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. As of December 31, 2011, all of the Company's risk-sharing obligations that we have settled have been from full risk-sharing loans.

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

        We use several tools to manage our risk exposure under the Fannie Mae DUS risk-sharing program. These tools include maintaining a strong underwriting and approval process, evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our geographic market and borrower exposures and electing the modified risk-sharing option under the Fannie Mae DUS program.

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

        We may request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. Except for the Fannie Mae DUS loans acquired in the Column transaction, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap the loan balance subject to full risk-sharing at $50 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $50 million in order to limit our maximum loss on any loan to $10 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss).

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

        As of December 31, 2011 and 2010, $19.0 million and $56.6 million, respectively, of our Fannie Mae at risk balances were more than 60 days delinquent. For the years ended December 31, 2011, 2010 and 2009, our provisions for risk-sharing obligations were $4.7 million, $7.5 million and $2.3 million, respectively, or six basis points, eleven basis points and four basis points of the Fannie Mae at risk balance, respectively.

        As of December 31, 2011 and December 31, 2010, our allowance for risk-sharing obligations was $14.9 million and $10.9 million, respectively, or 20 basis points and 16 basis points of the Fannie Mae at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of December 31, 2011, we have advanced $5.3 million of principal and interest payments on the loans associated with our $14.9 million allowance. Accordingly, if the $14.9 million in estimated losses is ultimately realized, the Company would be required to fund an additional $9.6 million. As of December 31, 2010, we had advanced $4.7 million of principal and interest payments on the loans associated with our $10.9 million allowance at that time.

        For the ten year period from January 1, 2002 through December 31, 2011, we recognized net write-offs of risk-sharing obligations of $4.5 million, or an average of 1 basis point annually of the average at risk Fannie Mae portfolio balance.

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

        Warehouse facility obligations, long-term debt and other obligations at December 31, 2011 are as follows (in thousands):

	Total	Due in 1 Year or Less	Due after 1 Year through 3 Years	Due after 3 Years through 5 Years	Due after 5 Years
Long-term debt(1)	$25,652	$4,232	$8,154	$12,870	$396
Warehouse facilities(2)	218,950	218,950	—	—	—
Operating leases	22,664	1,354	4,297	3,694	13,319
Purchase obligations	562	223	339	—	—
Deferred compensation liability	3,426	2,292	1,134	—	—

Total	$271,254	$227,051	$13,924	$16,564	$13,715

(1)
Includes interest at contractual interest rate for fixed rate loans and effective interest rate for variable rate loans.

(2)
To be repaid from proceeds of loan sales. Includes interest at the effective interest rate for warehouse borrowings as of December 31, 2011.

New/Recent Accounting Pronouncements

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires new disclosures about recurring or nonrecurring fair value measurements, to include transfers in and out of Levels 1 and 2, a reconciliation for fair value measurements using Level 3 inputs, and clarifies disclosure requirements for fair value measurements. We adopted ASU No. 2010-06 on January 1, 2011. The adoption of this guidance expanded our disclosures regarding fair value measurements but did not have a material impact on our financial statements.

        In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU No. 2011-02 amends and clarifies existing guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring ("TDR") and requires certain disclosures for TDRs. The adoption of ASU No. 2011-02 on July 1, 2011 did not have a material impact on our financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance will expand our disclosures regarding fair value measurements but is not expected to have a material impact on our financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. In November 2011, the Board decided to defer the effective date of certain changes related to the presentation of reclassification adjustments. A final effective date for those changes is expected to be issued soon. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

        Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would increase or decrease, respectively, our annual earnings by approximately $2.2 million based on our escrow balance as of December 31, 2011, compared to $1.7 million as of December 31, 2010. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $2.2 million based on our outstanding warehouse balance as of December 31, 2011, compared to $2.5 million as of December 31, 2010. Approximately $23.4 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.2 million based on our outstanding corporate debt as of December 31, 2011, compared to $0.3 million based on our outstanding corporate debt as of December 31, 2010.

        The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $4.5 million as of December 31, 2011, compared to $3.4 million as of December 31,

2010. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of December 31, 2011 and 2010, 92% and 93% of the service fees, respectively, are protected from the risk of prepayment through make-whole requirements; hence, we do not hedge our servicing portfolio for prepayment risk.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements of Walker & Dunlop, Inc. and notes related to the foregoing financial statements, together with the independent registered public accounting firm's reports thereon, listed in Item 15, are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

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

        Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.    Other Information.

Committed Warehouse Line Agreement

        On March 8, 2012, Walker & Dunlop, LLC, as borrower and the operating subsidiary of the Company, entered into the Third Amendment to Warehousing Credit and Security Agreement (the "Third Amendment") with PNC Bank, National Association, as lender. The Third Amendment, among other things, (i) extends the stated maturity date of the Warehousing Credit and Security Agreement, as previously amended (the "Warehousing Agreement"), from June 29, 2012 to February 28, 2013, (ii) increases the Warehousing Credit Limit from $150 million to $350 million and (iii) reduces the rate for applicable borrowings under the Warehousing Agreement from the average 30-day LIBOR plus 200 basis points to the average 30-day LIBOR plus 185 basis points.

        The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Third Amendment to Warehousing Credit and Security Agreement, which is filed as Exhibit 10.45 to this Annual Report on Form 10-K.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2012 (the "Proxy Statement") under the captions "Board of Directors and Corporate Governance," and "Executive Officer Biographies." The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See "Available Information."

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2012.

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

Exhibit No.		Description
4.2		Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2010)
4.3
Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 27, 2010)
10.1
Formation Agreement, dated January 30, 2009, by and among Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Column Guaranteed LLC and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.2	†
Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.3	†
Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.4	†
Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.5	†
Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard Warner (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.6	†
Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.7	†
2008 Incentive Deferred Bonus Compensation Agreement, dated June 16, 2008, by and between Walker & Dunlop GP, LLC and William M. Walker (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.8	†
Amendment to 2008 Incentive Deferred Bonus Compensation Agreement, dated December 31, 2008, by and between Walker & Dunlop GP, LLC and William M. Walker (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.9	†
2008 Incentive Deferred Bonus Compensation Agreement, dated June 16, 2008, by and between Walker & Dunlop GP, LLC and Howard W. Smith, III (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

Exhibit No.		Description
10.10	†	Amendment to 2008 Incentive Deferred Bonus Compensation Agreement, dated December 31, 2008, by and between Walker & Dunlop GP, LLC and Howard W. Smith, III (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.11	†
2008 Incentive Deferred Bonus Compensation Agreement, dated June 16, 2008, by and between Walker & Dunlop GP, LLC and Richard C. Warner (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.12	†
Amendment to 2008 Incentive Deferred Bonus Compensation Agreement, dated December 31, 2008, by and between Walker & Dunlop GP, LLC and Richard C. Warner (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.13	†
2009 Incentive Deferred Bonus Compensation Agreement, dated April 30, 2009, by and between Walker & Dunlop GP, LLC and William M. Walker (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.14	†
2009 Incentive Deferred Bonus Compensation Agreement, dated April 30, 2009, by and between Walker & Dunlop GP, LLC and Howard W. Smith, III (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.15	†
2009 Incentive Deferred Bonus Compensation Agreement, dated April 30, 2009, by and between Walker & Dunlop GP, LLC and Richard C. Warner (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.16	†
2009 Incentive Deferred Bonus Compensation Agreement, dated April 30, 2009, by and between Walker & Dunlop GP, LLC and Deborah A. Wilson (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.17	†
2010 Long Term Incentive Plan of Walker & Dunlop, LLC, dated January 1, 2010 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.18	†	Equity Incentive Plan of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-171205) filed on December 16, 2010)
10.19	†
Form of Restricted Common Stock Award Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.20	†	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.21	*†	2011 Annual Bonus Plan
10.22	†	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit No.		Description
10.23	†	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.24	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Mitchell M. Gaynor (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.25	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.26	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.27	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.28	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.29	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Edmund F. Taylor (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.30	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.31	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Cynthia A. Hallenbeck (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.32	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.33	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Richard C. Warner (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.34
Amended & Restated Warehousing Credit and Security Agreement, dated October 15, 2009, among Walker & Dunlop LLC and Green Park Financial Limited Partnership (the "Borrowers"); Bank of America, NA and TD Bank, NA (the "Lenders"); and Bank of America, NA as "Credit Agent" (the "A&R Warehouse Agreement") (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.35
First Amendment to A&R Warehouse Agreement, dated November 30, 2009, by and between the Borrowers, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

Exhibit No.		Description
10.36		Second Amendment to A&R Warehouse Agreement, dated March 26, 2010, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.37
Third Amendment to A&R Warehouse Agreement, dated July 30, 2010, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.38
Fourth Amendment to A&R Warehouse Agreement, dated November 29, 2010, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.39
Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated May 11, 2011, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)
10.40
Sixth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated November 28, 2011 among Borrower and Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2011)
10.41
Consent Agreement, dated December 7, 2010, by and among Walker & Dunlop, LLC, the Credit Agent and the Lenders (incorporated by reference to Exhibit 10.27 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 9, 2010)
10.42
Warehousing Credit and Security Agreement, dated as of June 30, 2010, between Walker & Dunlop, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.43
First Amendment to Warehousing Credit and Security Agreement, dated May 12, 2011, by and between Walker & Dunlop, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)
10.44
Second Amendment to Warehousing Credit and Security Agreement, dated June 29, 2011, by and between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 5, 2011)
10.45	*	Third Amendment to Warehousing Credit and Security Agreement, dated March 8, 2012, by and between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender)
10.46
Master Loan Purchase and Sale Agreement, dated as of March 30, 2010, by and between Walker & Dunlop, LLC and Kemps Landing Capital Company, LLC (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

Exhibit No.	Description
10.47	Amendment No. 1 to Master Loan Purchase and Sale Agreement, dated as of March 16, 2011, between Walker & Dunlop, LLC and Kemps Landing Capital Company LLC (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.48
Amended and Restated Credit Agreement, dated as of January 30, 2009, among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (the "Credit Agreement") (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.49
First Amendment to Credit Agreement, dated as of March 31, 2009, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.50
Second Amendment and Consent to Credit Agreement, dated as of October 2, 2009, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.32 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.51
Third Amendment and Waiver Agreement to Credit Agreement, dated as of March 22, 2010, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.33 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.52
Fourth Amendment to Credit Agreement, dated as of July 30, 2010, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.53
Fifth Amendment and Consent Agreement, dated as of December 7, 2010, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.35 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 9, 2010)
10.54
Sixth Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2011, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, W&D, Inc., Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit No.		Description
10.55	*	Seventh Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2011, by and among GPF Acquisition, LLC, Walker & Dunlop Multifamily, Inc., Walker & Dunlop GP, LLC, Green Park Financial Limited Partnership, W&D, Inc., Walker & Dunlop, Inc., Walker & Dunlop, LLC, Bank of America, N.A. and the Lenders party thereto
10.56
Warehouse Loan and Security Agreement, dated June 24, 2011 between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 28, 2011)
10.57
Warehousing Credit and Security Agreement, dated July 21, 2011 between W&D Interim Lender LLC (as borrower), Walker & Dunlop, Inc. (as guarantor) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 25, 2011)
10.58
Repayment Guaranty, dated July 21, 2011, by Walker & Dunlop, Inc. (as guarantor) in favor of TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 25, 2011)
10.59
Promissory Note, dated July 21, 2011, by W&D Interim Lender LLC (as borrower) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 25, 2011)
21	*	List of Subsidiaries of the Company, as of December 31, 2011
23	*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1	*	Certification of Walker & Dunlop's Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2	*	Certification of Walker & Dunlop's Chief Financial Offer Pursuant to Rule 13a-14(a)
32	*	Certification of Walker & Dunlop's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	#	XBRL Instance Document
101.2	#	XBRL Taxonomy Extension Schema Document
101.3	#	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	#	XBRL Taxonomy Extension Definition Linkbase Document
101.5	#	XBRL Taxonomy Extension Label Linkbase Document
101.6	#	XBRL Taxonomy Extension Presentation Linkbase Document

†
Denotes a management contract or compensation plan, contract or arrangement.

*
Filed herewith.

#
Furnished, not filed.

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

Signature	Title	Date

/s/ WILLIAM M. WALKER William M. Walker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2012
/s/ ALAN J. BOWERS Alan J. Bowers	Director	March 9, 2012
/s/ MITCHELL M. GAYNOR Mitchell M. Gaynor	Director	March 9, 2012
/s/ CYNTHIA A. HALLENBECK Cynthia A. Hallenbeck	Director	March 9, 2012
/s/ JOHN RICE John Rice	Director	March 9, 2012
/s/ DANA L. SCHMALTZ Dana L. Schmaltz	Director	March 9, 2012
/s/ HOWARD W. SMITH, III Howard W. Smith, III	Executive Vice President, Chief Operating Officer and Director	March 9, 2012

Signature	Title	Date

/s/ EDMUND F. TAYLOR Edmund F. Taylor	Director	March 9, 2012
/s/ DEBORAH A. WILSON Deborah A. Wilson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Walker & Dunlop, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walker & Dunlop, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Walker & Dunlop, Inc.:

        We have audited Walker & Dunlop, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Walker & Dunlop, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Walker & Dunlop, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

March 9, 2012

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$53,817	$33,285
Restricted cash	7,164	4,580
Pledged securities, at fair value	18,959	14,281
Loans held for sale, at fair value	268,167	302,851
Servicing fees and other receivables, net	18,501	13,829
Derivative assets	10,638	6,354
Mortgage servicing rights	137,079	106,189
Other assets	8,271	4,251

Total assets	$522,596	$485,620

Liabilities and Equity
Liabilities
Accounts payable and other accruals	$36,414	$27,487
Performance deposits from borrowers	10,425	5,970
Derivative liabilities	5,223	1,454
Guaranty obligation, net of accumulated amortization	9,921	8,928
Allowance for risk-sharing obligations	14,917	10,873
Deferred tax liability	39,749	30,226
Warehouse notes payable	218,426	248,419
Notes payable	23,869	27,621

Total liabilities	$358,944	$360,978

Equity
Stockholders' equity:
Preferred shares, 50,000,000 authorized, none issued	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 21,748,598 in 2011 and 21,408,171 in 2010	217	214
Additional paid-in capital	81,190	77,047
Retained earnings	82,245	47,381

Total stockholders' equity	$163,652	$124,642

Commitments and contingencies (note 11)
Total liabilities and stockholders' equity	$522,596	$485,620

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2011, 2010 and 2009

(In thousands, except share and per share data)

	2011	2010	2009
Revenues
Gains from mortgage banking activities	$102,712	$85,203	$57,946
Servicing fees	33,581	27,024	20,981
Net warehouse interest income	4,198	3,586	4,186
Escrow earnings and other interest income	1,474	2,056	1,769
Other	10,385	3,965	3,879

Total revenues	$152,350	$121,834	$88,761

Expenses
Personnel	$51,162	$42,459	$32,177
Amortization and depreciation	22,514	16,959	12,917
Provision for risk-sharing obligations	4,724	7,469	2,265
Interest expense on corporate debt	823	1,334	1,684
Other operating expenses	16,466	13,471	11,114

Total expenses	$95,689	$81,692	$60,157

Income from operations	$56,661	$40,142	$28,604
Gain on bargain purchase	—	—	10,922

Income from operations before income taxes	$56,661	$40,142	$39,526
Income tax expense	21,797	31,915	—

Net income	$34,864	$8,227	$39,526

Basic earnings per share	$1.61	$0.55	$2.76

Diluted earnings per share	$1.60	$0.55	$2.76

Basic weighted average shares outstanding	21,621,534	15,033,741	14,306,873

Diluted weighted average shares outstanding	21,747,672	15,036,411	14,306,873

Pro forma net income data (unaudited)
Income from operations, as reported		$40,142	$28,604
Pro forma adjustments for income tax expense		15,535	11,070

Pro forma income from operations, net of tax		$24,607	$17,534
Bargain purchase gain		—	10,922

Pro forma net income		$24,607	$28,456

Pro forma basic and diluted earnings per share		$1.64	$1.99

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2011, 2010 and 2009

(In thousands, except share data)

	Common stock				Members' Interests Acquired, at Cost	Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings			Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2009	9,607,567	$96	$2,083	$21,506	$(9,813)	$(22)	$13,850
Net income	—	—	—	39,526	—	—	39,526
Unrealized gain on hedging instrument	—	—	—	—	—	22	22

Comprehensive income							$39,548

Contribution of equity	5,159,527	51	26,425	—	—	—	26,476
Purchase of members' interest	(25,590)	—	—	—	(13)	—	(13)
Distributions to members	—	—	—	(10,050)	—	—	(10,050)

Balances at December 31, 2009	14,741,504	$147	$28,508	$50,982	$(9,826)	$—	$69,811
Net income	—	—	—	8,227	—	—	8,227
Equity receivables collected	—	—	173	—	—	—	173
Cash distributed to Column	—	—	(159)	—	—	—	(159)
Distributions to members	—	—	—	(11,828)	—	—	(11,828)
Formation transaction including stock split	—	—	(9,826)	—	9,826	—	—
Issuance of common stock	6,666,667	67	58,302	—	—	—	58,369
Stock-based compensation	—	—	49	—	—	—	49

Balances at December 31, 2010	21,408,171	$214	$77,047	$47,381	$—	$—	$124,642
Net income	—	—	—	34,864	—	—	34,864
Issuance of common stock	221,292	2	2,051	—	—	—	2,053
Stock-based compensation	—	—	2,422	—	—	—	2,422
Issuance of common stock in connection with equity compensation plans	157,608	1	—	—	—	—	1
Repurchase and retirement of common stock	(38,473)	—	(473)	—	—	—	(473)
Tax benefit from vesting of restricted shares	—	—	143	—	—	—	143

Balances at December 31, 2011	21,748,598	$217	$81,190	$82,245	$—	$—	$163,652

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$34,864	$8,227	$39,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(54,301)	(43,052)	(30,212)
Gain on bargain purchase	—	—	(10,922)
Gain on sale of MSR, less prepayment MSR	62	—	899
Prepayment of MSRs	254	—	—
Provision for risk-sharing obligations	4,724	7,469	2,265
Amortization and depreciation	22,514	16,959	12,917
Originations of loans held for sale	(3,271,731)	(2,534,883)	(1,650,683)
Sales of loans to third parties	3,311,383	2,335,548	1,661,076
Stock compensation	2,422	49	—
Excess tax benefit from vesting of restricted shares	(143)	—	—
Cash paid to settle risk-sharing obligations	(680)	(2,148)	(498)
Deferred tax expense	9,523	30,226	—
Changes in:
Restricted cash and pledged securities	(7,262)	298	1,995
Servicing fees and other receivables	(5,179)	1,463	(11,298)
Derivative fair value adjustments	(3,001)	257	(3,676)
Intangible and other assets	(663)	(73)	(1,098)
Accounts payable and other accruals	10,820	6,984	9,483
Performance deposits from borrowers	4,455	1,385	619

Net cash provided by (used in) operating activities	$58,061	$(171,291)	$20,393

Cash flows from investing activities:
Capital expenditures	$(3,758)	$(586)	$(146)

Net cash used in investing activities	$(3,758)	$(586)	$(146)

Cash flows from financing activities:
(Repayments of) borrowings from warehouse notes payable, net	$(29,993)	$151,807	$(10,393)
Repayments of notes payable, net	(3,752)	(5,340)	(5,215)
Contributions from members	—	—	76
Distributions to former members	(1,750)	(10,078)	(10,050)
Members' equity acquired at cost	—	—	(13)
Cash received from acquisition of Column	—	—	8,904
Cash distributed to Column Guaranteed, LLC	—	(159)	—
Proceeds from issuance of common stock	2,054	58,369	—
Repurchase of common stock	(473)	—	—
Tax benefit from vesting of restricted shares	143	—	—
Other, net	—	173	22

Net cash (used in) provided by financing activities	$(33,771)	$194,772	$(16,669)

Net increase in cash and cash equivalents	$20,532	$22,895	$3,578
Cash and cash equivalents at beginning of year	33,285	10,390	6,812

Cash and cash equivalents at end of year	$53,817	$33,285	$10,390

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$4,662	$5,164	$4,044
Cash paid for taxes	$12,045	$—	$—
Distributions declared, not paid	$—	$1,750	$—

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION

        These financial statements represent the consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to "we," "us," "our" "Walker & Dunlop" and the "Company" mean the Walker & Dunlop consolidated companies.

        Concurrently with the closing of the Company's initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities, which had been previously operated and reported as companies under common control (the "Formation Transaction", see Note 8). These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company, Walker & Dunlop. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. GAAP, all financial reports have been prepared as if the combination of the companies under common control and subsequent stock split had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

        Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells and services a range of multifamily and other commercial real estate financing products. The Company's clients are owners and developers of commercial real estate across the country. The Company originates pursuant to the programs of Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or the "GSEs") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development ("HUD"), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS"TM) lender nationally, a Freddie Mac Program Plus lender in seven states, the District of Columbia and the metropolitan New York area and a HUD Multifamily Accelerated Processing ("MAP") lender nationally. The Company also originates and services loans for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker.

        W&D Balanced Real Estate Fund I GP, LLC has a general partnership interest in a partnership that invests in commercial real estate. The Company can be removed as general partner at the sole discretion of one of the limited partners. Accordingly, the Company applies the equity method of accounting to this investment.

        On January 30, 2009, substantially all of the assets and liabilities of Column Guaranteed LLC ("Column"), a subsidiary of Credit Suisse Securities (USA) LLC, were contributed to the Company (the "Column transaction"). The Column transaction was accounted for as an acquisition of a business (Note 3).

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

        Comprehensive Income—For the years ended December 31, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

        Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with a maturity of three months or less.

        Restricted Cash—Restricted cash represents amounts set aside by employees for health care flex spending accounts, deferred compensation and good faith deposits at December 31, 2011 and 2010 as follows (in thousands):

	As of December 31,
	2011	2010
Good faith customer deposits	$7,118	$3,931
Deferred compensation	—	619
Employee flex deposits	46	30

	$7,164	$4,580

        Pledged Securities—As security for its GSE risk-sharing obligations (Notes 6 and 11), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. The balances for these pledged securities at December 31, 2011 and 2010 are as follows (in thousands):

	As of December 31,
			Maturity Date
Investment	2011	2010
Fidelity Institutional Money Market Government
Portfolio—Class I	$18,959	$14,281	—

	$18,959	$14,281

        The pledged securities as of December 31, 2011 consists of a highly liquid investment valued using quoted market prices from recent trades.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Servicing Fees and Other Receivables, net—Servicing fees and accounts receivable, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, general accounts receivable, and advances of principal and interest payments and tax and insurance escrow amounts up to 5% of the unpaid principal balance of a loan if the borrower is delinquent in making loan payments, to the extent such amounts are determined to be reimbursable and recoverable. These advances may be used to offset any losses incurred under the Company's risk sharing obligation with Fannie Mae.

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

        Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 45 days from the date that a mortgage loan is funded. We initially measure all originated loans at fair value. Subsequent to initial measurement, we measure all mortgage loans at fair value, unless we document at the time the loan is originated that we will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans that were valued at the lower of cost or market or on a non-accrual status at December 31, 2011 and 2010.

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

        Gains from Mortgage Banking Activities—Mortgage banking activity income is recognized when we record a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan net of the estimated net future cash flows associated with any risk-sharing obligations. Loans originated in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments and because the borrower will also have to pay an origination fee to the ultimate institutional lender. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. Mortgage servicing rights and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans.

        The co-broker fees for the year ended December 31, 2011, 2010 and 2009 were $22.9 million, $15.4 million and $10.1 million, respectively.

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

        When a mortgage loan is sold, the Company retains the right to service the loan and initially recognizes the mortgage servicing right ("MSR") at fair value. Subsequent to the initial measurement date, mortgage servicing assets are amortized using the effective interest method.

        Servicing Fees—Fees for servicing mortgage loans are recorded as revenue over the lives of the related mortgage loans (Note 7).

        Amortization and Depreciation—Amortization expense principally relates to mortgage servicing rights (Note 5) which is recognized in proportion to, and over the period, that net servicing income is expected to be received using the effective interest method.

        Guaranty obligation and allowance for risk-sharing obligations—When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. At inception, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. The fair value includes the Company's obligation to stand ready to perform over the term of the guaranty (the non-contingent guaranty), and the Company's obligation to make future payments should those triggering events or conditions occur (contingent guaranty).

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

        Under the Walker & Dunlop, Inc. 2010 Equity Incentive Plan, the Company has granted restricted share and stock option awards. Restricted share awards were granted without cost to the Company's officers, employees and non-employee directors, for which the fair value of the award was calculated as the difference between the market value of the Company's common stock on the date of grant and the purchase price to be paid by the grantee. The Company's restricted share awards for its officers and employees vest, predicated on continued employment, over a period of three years. Restricted share awards for non-employee directors fully vest after one year.

        Stock option awards were granted to officers and certain employees, with an exercise price equal to the closing price of the Company's common stock on the date of the grant, and were granted for a ten-year term, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option's exercise price, the price of the underlying stock on the date of the grant, the estimated option term, the estimated dividend yield, a "risk-free" interest rate and the expected volatility. For the "risk-free" rate, the Company uses a U.S. Treasury strip due in a number of years equal to the option's expected term. To determine the expected volatility, the Company has calculated the volatility of the common stock price of a group of peer companies, as the Company has insufficient historical data for its common stock at this time to develop an expectation of volatility over the expected term of the options granted solely based on the historical volatility of its own common stock.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income Taxes—Prior to the closing of the Formation Transaction on December 20, 2010, the predecessor entities to the Company elected pass-through tax status under the provisions of the Internal Revenue Code and the various states in which they are qualified to do business. As pass-through entities, the Company's predecessors were subject to insignificant federal, state and local income taxes as the owners separately account for their pro-rata share of the Company's items of income, deductions, losses and credits on their individual returns. Therefore, for the period ended December 20, 2010 and year ended December 31, 2009, no provision was made in the accompanying consolidated financial statements for liabilities for federal, state and local income taxes since such liabilities were the responsibilities of the individual owners. The Company files income tax returns in the applicable U.S. federal, state and local jurisdictions and generally is subject to examination by the respective jurisdictions for three years from the filing of a tax return.

        Following the closing of the Formation Transaction, the Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

        Upon consummation of the Formation Transaction, the Company's income was subject to federal and state corporate tax. This change in tax status resulted in the recognition of $31.6 million of net deferred tax liabilities and a corresponding tax expense representing the accumulation of all temporary differences existing as of the closing of the Formation Transaction.

        Deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are paid. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. Net deferred tax liabilities are included in "Deferred tax liability" on the accompanying consolidated balance sheets.

        We had no accruals for tax uncertainties as of December 31, 2011 and 2010.

        Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale. Most loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale. Warehouse interest income and expense are earned or incurred after a loan is closed and before a loan is sold. Included in net

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

warehouse interest income for the three years ended December 31, 2011, 2010 and 2009 are the following components (in thousands):

	For the year ended December 31,
	2011	2010	2009
Warehouse interest income	$10,198	$8,427	$6,532
Warehouse interest expense	6,000	4,841	2,346

Warehouse interest income, net	$4,198	$3,586	$4,186

        Recently Issued Accounting Pronouncements—In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires new disclosures about recurring or nonrecurring fair value measurements, to include transfers in and out of Levels 1 and 2, a reconciliation for fair value measurements using Level 3 inputs, and clarifies disclosure requirements for fair value measurements. We adopted ASU No. 2010-06 on January 1, 2011. The adoption of this guidance expanded our disclosures regarding fair value measurements but did not have a material impact on our financial statements.

        In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU No. 2011-02 amends and clarifies existing guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring ("TDR") and requires certain disclosures for TDRs. The adoption of ASU No. 2011-02 on July 1, 2011 did not have a material impact on our financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance will expand our disclosures regarding fair value measurements but is not expected to have a material impact on our financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. In November 2011, the Board decided to defer the effective date of certain changes related to the presentation of reclassification adjustments. A final effective date for those changes is expected to be issued soon. The adoption of this guidance is not expected to have a material impact on our financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITION AND RESTRUCTURING ACTIVITY

        In January 2009, Column contributed certain assets and liabilities to the Company, in exchange for a 35% interest in the Company.

        The Column contribution was treated as an acquisition of a business. The fair value of the consideration transferred was determined using third-party valuations of Column's, and the Company's related businesses. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date.

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

        At January 30, 2009, the Company estimated the fair value of the risk-sharing obligations as of the acquisition date and recorded the obligation as a component of guaranty obligations. The guaranty obligation acquired from Column had three components (a) the fair value of the cost to stand ready to perform under the guaranty provisions for Fannie Mae DUS loans ("stand-ready component"), (b) the fair value of the obligation expected to be paid under the guaranty for all loans acquired ("contingent component"), and (c) the fair value of the loss expected to be paid under the guarantee for one loan ("risk loss").

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

        Gain on Bargain Purchase—A gain on bargain purchase is recognized in a business combination in the event the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred. The Column transaction was achieved through the exchange of assets and liabilities for equity interests in the Company. The gain on bargain purchase of $10.9 million was calculated as the total acquisition date fair value for the identifiable net assets acquired, less the fair value of the consideration transferred. The table below summarizes the calculation of the gain on bargain purchase (in thousands):

Fair value of net assets acquired	$37,322
Consideration transferred	(26,400)

Gain on bargain purchase	$10,922

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITION AND RESTRUCTURING ACTIVITY (Continued)

        The economic and credit environments at the time of the transaction, combined with participation in certain real estate markets and transactions, resulted in a number of institutions exiting certain real estate related businesses.

NOTE 4—GAINS FROM MORTGAGE BANKING ACTIVITIES

        Gains from mortgage banking activities consist of the following activity for each of the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the year ended December 31,
	2011	2010	2009
Contractual loan origination related fees, net	$48,411	$42,151	$27,734
Fair value of expected net future cash flows from servicing recognized at commitment	57,560	45,491	32,294
Fair value of expected guaranty obligation	(3,259)	(2,439)	(2,082)

Total gains from mortgage banking activities	$102,712	$85,203	$57,946

NOTE 5—MORTGAGE SERVICING RIGHTS

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

        Estimated Life—The estimated life of the MSR approximates the stated maturity date of the underlying loan and may be reduced based upon the expiration of various types of make-whole payment lockout provisions prior to that stated maturity date.

        Servicing Cost—The estimated future cost to service the loan for the estimated life of the MSR is subtracted from the expected future cash flows.

        The fair values of the MSRs at December 31, 2011 and 2010 were $158.5 million and $125.1 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

        The impact of 100 basis point increase in the discount rate at December 31, 2011, is a decrease in the fair value of $4.5 million.

        The impact of 200 basis point increase in the discount rate at December 31, 2011, is a decrease in the fair value of $8.7 million.

        These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 5—MORTGAGE SERVICING RIGHTS (Continued)

        Activity related to capitalized MSRs for each of the years ended December 31, 2011 and 2010 was as follows (in thousands):

	For the year ended December 31,
	2011	2010
Beginning balance	$106,189	$81,427
Additions, following sale of loan	54,564	43,108
Amortization	(22,026)	(16,594)
Prepayments and write-offs	(1,648)	(1,752)

Year end balance	$137,079	$106,189

        The expected amortization of MSR balances recorded, as of December 31, 2011, is shown below (in thousands):

Amortization
Year Ending December 31,
2012	$24,215
2013	22,394
2014	20,707
2015	18,780
2016	16,876
Thereafter	34,107

Total	$137,079

        The MSRs are being amortized in proportion to, and over the period, that net servicing income is expected to be received using the effective interest method. The Company reported write offs of MSRs related to loans that were repaid prior to the expected maturity or the servicing rights being sold. These write-offs are included with the amortization and depreciation expense in the accompanying consolidated statements of income. Prepayment fees and sale proceeds from the sale of MSRs totaling $0.9 million, and $0.3 million were collected for 2011and 2010, respectively.

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

NOTE 6—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

        When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. No guaranty is provided for loans sold under the Freddie Mac or HUD loan program, or those loans the Company originates in a brokerage capacity.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 6—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS (Continued)

        A summary of our guaranty obligation for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	For the year ended December 31,
	2011	2010
Beginning balance	$8,928	$8,751
Guaranty obligation recognized	2,745	2,344
Amortization of guaranty obligation	(1,752)	(2,167)

Ending Balance	$9,921	$8,928

        We evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, initial loss recognition occurs at or before the loan becoming 60 days delinquent. We regularly monitor risk-sharing obligations on all loans and update our loss estimates as current information is received. A summary of our allowance for risk-sharing for the contingent portion of the guaranty obligation for each of the years ended December 31, 2011 and 2010 was (in thousands):

	For the year ended December 31,
	2011	2010
Balance at January 1	$10,873	$5,552
Write offs	(680)	(2,148)
Provision for risk-sharing obligations	4,724	7,469

Balance at December 31	$14,917	$10,873

        As of December 31, 2011 and 2010, the maximum quantifiable contingent liability associated with guarantees was $1.5 billion and $1.3 billion, respectively. The maximum quantifiable contingent liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 7—SERVICING

        The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows at December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011	2010
Unpaid principal balance of loans	$16,778,285	$14,619,294

        At December 31, 2011 and 2010, custodial escrow accounts relating to loans serviced by the Company totaled $262.0 million and $212.5 million, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with major financial institutions where we believe the risk of loss to be minimal.

NOTE 8—FORMATION TRANSACTION

        As part of the Formation Transaction, the Company was incorporated in Maryland on July 29, 2010, and had no activity other than its initial capitalization, prior to the Company's initial public offering, pursuant to which we sold 6,666,667 shares and selling stockholders sold 3,333,333 shares of our common stock at a price per share of $10.00, resulting in gross proceeds of $66.7 million. The offering was completed on December 20, 2010. The Company received net proceeds of $58.4 million from the initial public offering after deferred underwriting discounts and commissions and other accrued offering costs. Concurrently with the closing of the Company's initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. GAAP, all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

        Pro forma basic EPS and diluted EPS are computed by dividing pro forma net income available to common stockholders by the weighted-average number of shares outstanding for the periods presented, after reclassification for the Formation Transaction and stock split. Changes in ownership interests during any period are weighted for the portion of the period that shares were outstanding. For purposes of this pro forma presentation, pro forma income taxes were computed as if the Companies' income had been taxed at the corporate level at a composite rate of 38.7%, rather than at the individual investor level for the pass-through entities, for years ended December 31, 2010 and 2009. For 2010, the Company was taxed at the corporate level for the 12 day period following the Formation Transaction on December 20, 2010 at a composite rate of 38.7%. Upon the closing of the Formation Transaction on December 20, 2010, the Company's income became subject to both federal and state corporate tax. Concurrent with the closing of the Formation Transaction and the Company's change in tax status, the Company recognized approximately $31.6 million of net deferred tax liabilities. For the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 8—FORMATION TRANSACTION (Continued)

12 days following the closing of the Formation transaction, the Company recognized income tax expense of $0.3 million. For the year ended December 31, 2010, the Company recognized aggregate tax expense of $31.9 million; and recognized net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010. If the Company had operated as a taxable entity for the entire years ended December 31, 2010, the estimated tax expense would have been approximately $15.5 million.

        The following is a calculation of the pro forma basic and diluted earnings per share for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	For the year ended December 31,
Pro forma net income data (unaudited)	2010	2009
Income from operations, as reported	$40,142	$28,604
Pro forma adjustments for income tax expense(1)	15,535	11,070

Pro forma adjusted income from operations, net of tax	$24,607	$17,534
Bargain purchase gain(1)	—	10,922

Pro forma net income	$24,607	$28,456

Pro forma basic and diluted earnings per share	$1.64	$1.99

(1)
In 2009, the Company recorded a gain on bargain purchase of $10.9 million resulting from the acquisition of certain assets from Column. The gain is not considered taxable income, therefore the pro forma adjustment for income expense was calculated based upon income from operations, as reported, of $28.6 million.

NOTE 9—NOTES PAYABLE

        Warehouse notes payable—To provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $335 million with certain national banks. In support of these credit facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. At December 31, 2011, the Company originated loans with a principal balance of approximately $38.3 million, included in loans held for sale, using its available cash.

        The outstanding borrowings under the warehouse notes payable at December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
Facility	2011	2010	Interest rate
Warehouse facility	$59,073	$105,835	Average 30-day LIBOR plus 2.00%
Warehouse facility	—	28,812	Average 30-day LIBOR plus 2.00%
Warehouse facility	—	—	Average 30-day LIBOR plus 2.50%
Fannie Mae Repurchase agreement,
uncommited line and open maturity	159,353	113,772	Average 30-day LIBOR plus 1.15%
Unlimited uncommited warehouse line
and repurchase facility	—	—	Average 30-day LIBOR plus 2.50%

Total	$218,426	$248,419

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 9—NOTES PAYABLE (Continued)

        The average 30-day LIBOR was 0.30% and 0.26% as of December 31, 2011 and 2010, respectively. Interest expense under the warehouse notes payable for the years ended December 31, 2011, 2010 and 2009 aggregated $6.0 million, $4.8 million and $2.3 million, respectively. Included in interest expense in 2011, 2010 and 2009 are facility fees of $1.1 million, $0.5 million and $0.2 million, respectively. The warehouse notes payable are subject to various financial covenants and the Company was in compliance with all such covenants at December 31, 2011.

  Warehouse Facilities

        We have four warehouse facilities and a master purchase and sale agreement that we use to fund substantially all of our loan originations. Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew within two years, one is an uncommitted facility we expect to renew annually, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

        We have a $150 million committed warehouse line agreement that matures on November 26, 2012. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac and HUD loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 200 basis points. As of December 31, 2011, we had $59.1 million of borrowings outstanding under this line and corresponding loans held for sale. The warehouse line agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100 million,

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

  •
  minimum unrestricted liquidity of $10 million, and

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

        As of December 31, 2011, we had a $150 million committed warehouse line agreement that was scheduled to mature on June 29, 2012. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac, and HUD loan closings. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 200 basis points. As of December 31, 2011, we had no borrowings outstanding under this line. The warehouse line agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100 million,

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

  •
  minimum unrestricted liquidity of $10 million,

  •
  minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") of $12 million (on an annualized basis),

  •
  minimum EBITDA to total debt service ratio of 3.00 to 1.0,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 9—NOTES PAYABLE (Continued)

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

  •
  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

  •
  a maximum loan-to-servicing-value ratio of 40%.

        On March 8, 2012, the Company amended this warehouse line agreement. The amendment extended the maturity date to February 28, 2013, increased the credit limit from $150 million to $350 million, and reduced the rate for borrowing from the average 30-day LIBOR plus 200 basis points to the average 30-day LIBOR plus 185 basis points.

        We have a $35 million committed warehouse line agreement that matures on July 21, 2013, subject to one year extensions at the lenders' discretion. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to the Company. As of December 31, 2011, we had no borrowings outstanding under this line. The facility agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100 million,

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

  •
  minimum cash and cash equivalents of $10 million,

  •
  minimum EBITDA to total debt service ratio of 2.00 to 1.0, and

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

        We have an unlimited master purchase and sale agreement that matures March 16, 2012. The agreement provides us with the ability to fund Freddie Mac loans. Advances are made at the lesser of 100% of the loan balance or the purchase price of the loan. Financings under the agreement bear interest at the average 30-day LIBOR plus 250 basis points. As of December 31, 2011, we had no financings outstanding under this master purchase and sale agreement. The master purchase and sale agreement requires compliance with the following covenants:

  •
  minimum tangible net worth of $2 million, and

  •
  minimum unrestricted liquidity of $200 thousand.

        In January 2012, we were notified by Freddie Mac and our counterparty that effective June 30, 2012, our counterparty would no longer operate master purchase and sale agreements to fund Freddie Mac loans with any new or existing counterparties. We believe that our existing warehouse lines and working capital will be sufficient to meet all of our borrowers' needs.

        We have a $250 million uncommitted facility with Fannie Mae under its As Soon As Pooled funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 9—NOTES PAYABLE (Continued)

advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR plus 115 basis points. As of December 31, 2011, we had $159.4 million of borrowings outstanding under this program. There is no expiration date for this facility.

        The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of December 31, 2011, we were in compliance with all of our warehouse line covenants.

        Notes Payable—Borrowings for notes payable at December 2011 and 2010, are as follows (in thousands):

	December 31,
Institution	2011	2010	Interest rate and repayments
Bank—$7.6 million note due January 28, 2011	$—	$152	7.275% fixed rate with monthly amortization and interest
Bank—$42.5 million note due October 31, 2015	23,400	27,000	Average 30-day LIBOR plus 2.50% monthly interest, quarterly principal of $900,000
Three notes to former partners, due in full upon repayment of $42.5 million bank note	469	469	90-day LIBOR plus 2.00% interest paid monthly, no principal amortization

Total	$23,869	$27,621

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 9—NOTES PAYABLE (Continued)

  Debt Obligations

        On October 31, 2006, we entered into a $42.5 million term note agreement which was originally scheduled to mature on October 31, 2011. On May 11, 2011, the agreement was amended, extending the maturity date to October 31, 2015. All of the ownership interests in the Company's operating subsidiary are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. The term note agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100 million,

  •
  minimum unrestricted liquidity requirement of $10 million,

  •
  minimum EBITDA of $12 million (on an annualized basis),

  •
  minimum EBITDA to total debt service ratio of 3.00 to 1.0,

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans,

  •
  minimum servicing portfolio unpaid principal balance of $11 billion and Fannie Mae DUS mortgage loan servicing portfolio unpaid principal balance of $7.5 billion, and

  •
  a maximum loan-to-servicing-value ratio of 40%.

        During 2008, we purchased small amounts of subsidiary equity from certain existing employees and issued notes that are subordinated to the term note agreement. The notes bear interest at the 90-day LIBOR plus 200 basis points and will be repaid in five annual installments after the term note has been repaid. As of December 31, 2011, the aggregate outstanding balance of the notes was $0.5 million.

        In January 2006, we entered into a $7.6 million purchase money note. The note required monthly payments and bore an annual interest rate of 7.275%. The loan matured and was paid in full in January 2011.

        All of the notes payable, including the warehouse facilities, are senior obligations of the Company.

        The scheduled maturities, as of December 31, 2011, for the aggregate of the warehouse notes payable and the notes payable is shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale. Amounts advanced under the warehouse notes payable are included in the current year as the amounts are usually drawn and repaid within 45 days (in thousands):

Maturities
Year Ending December 31,
2012	$222,026
2013	3,600
2014	3,600
2015	12,600
2016	94
Thereafter	375

Total	$242,295

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 9—NOTES PAYABLE (Continued)

        All warehouse notes payable balances outstanding as of December 31, 2011 were repaid in 2012.

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

        The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
December 31, 2011
Assets
Loans held for sale	$—	$268,167	$—	$268,167
Pledged securities	18,959	—	—	18,959
Derivative assets	—	—	10,638	10,638

Total	$18,959	$268,167	$10,638	$297,764

Liabilities
Derivative liabilities	$—	$—	$5,223	$5,223

Total	$—	$—	$5,223	$5,223

December 31, 2010
Assets
Loans held for sale	$—	$302,851	$—	$302,851
Pledged securities	14,281	—	—	14,281
Derivative assets	—	—	6,354	6,354

Total	$14,281	$302,851	$6,354	$323,486

Liabilities
Derivative liabilities	$—	$—	$1,454	$1,454

Total	$—	$—	$1,454	$1,454

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 45 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs: Derivative Instruments December 31, 2011
Derivative assets and liabilities, net
Beginning balance, December 31, 2010	$4,900
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(102,197)
Realized gains (losses) recorded in earnings	97,297
Unrealized gains (losses) recorded in earnings	5,415

Ending balance, December 31, 2011	$5,415

        The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2011 and 2010 are presented below (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$53,817	$53,817	$33,285	$33,285
Restricted cash	7,164	7,164	4,580	4,580
Pledged securities	18,959	18,959	14,281	14,281
Loans held for sale	268,167	268,167	302,851	302,851
Derivative assets	10,638	10,638	6,354	6,354

Total financial assets	$358,745	$358,745	$361,351	$361,351

Financial Liabilities:
Derivative liabilities	$5,223	$5,223	$1,454	$1,454
Warehouse notes payable	218,426	218,426	248,419	248,419
Notes payable	23,869	23,869	27,621	27,669

Total financial liabilities	$247,518	$247,518	$277,494	$277,542

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        Pledged Securities—Consist of highly liquid investments in money market accounts invested in government securities. Investments typically have maturities of 90 days or less, and are valued using quoted market prices from recent trades.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon securitization of the loan. The fair value of the expected net future cash flows associated with servicing the loan is calculated pursuant to the valuation techniques described previously for mortgage servicing rights (Level 2).

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

					Balance Sheet Location
	Fair Value Adjustment Components
							Fair Value Adjustment To Loans Held for Sale
In thousands	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Contract Assets	Derivative Contract Liabilities
December 31, 2011
Rate lock commitments	$226,455	$7,781	$2,785	$10,566	$10,566	$—	$—
Forward sale contracts	482,751	—	(5,151)	(5,151)	72	(5,223)	—
Loans held for sale	256,296	9,505	2,366	11,871	—	—	11,871

Total		$17,286	$—	$17,286	$10,638	$(5,223)	$11,871

December 31, 2010
Rate lock commitments	$158,557	$3,470	$(1,513)	$1,957	$2,524	$(567)	$—
Forward sale contracts	454,504	—	2,943	2,943	3,830	(887)	—
Loans held for sale	295,947	8,334	(1,430)	6,904	—	—	6,904

Total		$11,804	$—	$11,804	$6,354	$(1,454)	$6,904

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

        The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and/or securities to Fannie Mae. The reserve for loans may be posted over the first 48 months. As of December 31, 2011 and December 31, 2010, the Company had pledged cash and securities in excess of these requirements. In 2010, Fannie Mae increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately three years from the effective date, for all existing

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

and new qualifying loans, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of December 31, 2011, the additional proposed collateral required by the end of the three year period is expected to be approximately $9.6 million. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans will remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans will increase from 50 basis points to 90 basis points and that Level 2 and Level 3 loss sharing requirements will increase. We currently have an insignificant number of loans in our portfolio which will be affected by the announced collateral changes and do not expect it will have a material impact on our future operations; however, future changes to collateral requirements may adversely impact us. Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of December 31, 2011 and December 31, 2010.

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

        Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio, if at any time it determines that the Company's financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards and the Company satisfied the requirements as of December 31, 2011 and 2010. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2011, the net worth requirement was $49.4 million and the Company's net worth was $178.7 million, as measured at our wholly owned subsidiary. As of December 31, 2011, we were required to maintain at least $9.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of December 31, 2011, we had operational liquidity of $53.8 million.

        Other Commitments—The Company has a Deferred Bonus Trust Agreement with certain senior management officers. The officers will receive bonus compensation if certain financial performance targets are met over specified three-year periods and they continue to be employed by the Company over the three-year period. As of December 31, 2011 and 2010, cash in the amount of $0 million and $0.6 million, respectively, has been classified as restricted cash to fund potential future payouts under this agreement related to 2006-2008, 2007-2009, and 2010 financial performance. As of December 31, 2011 and 2010, $3.0 million and $2.8 million, respectively, was recorded as a liability related to these three agreements.

        Litigation—Capital Funding litigation—On February 17, 2010, Capital Funding Group, Inc. ("Capital Funding") filed a lawsuit in the state Circuit Court of Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC ("Column") to refinance a large portfolio of senior healthcare facilities located throughout the United States (the "Golden Living Facilities"). Capital Funding alleges that a contract

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the refinancing of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column's alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

        Capital Funding further claims that Column and its affiliates and Walker & Dunlop, LLC (the "defendants") breached the contract, were unjustly enriched, and committed unfair competition by using Capital Funding's alleged proprietary information for certain allegedly unauthorized purposes. Capital Funding also asserts a separate unfair competition claim against Walker & Dunlop, LLC in which it alleges that Walker & Dunlop, LLC is improperly "taking credit" on its website for certain work actually performed by Capital Funding. Capital Funding seeks damages in excess of $30 million on each of the three claims asserted against all defendants, and an unspecified amount of damages on the separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also seeks injunctive relief in connection with its unjust enrichment and unfair competition claims.

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

        On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants' motion to dismiss the case, without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November, 2011, the Circuit Court of Montgomery County rejected our motion to dismiss the amended complaint and the case is currently in the discovery stage. Trial is scheduled to begin on July 9, 2012.

        As a result of the indemnification described above, the Company's loss exposure in this matter is limited to $3.0 million.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

        Drumm Investors litigation—Drumm Investors, LLC ("Drumm") was a borrower in the process of refinancing a portfolio of properties (the "Golden Living" portfolio) with the Company, when it elected to terminate its engagement letter with the Company and refinance the portfolio with other lenders. Upon termination of the engagement letter, the Company asserted its right to receive break-up fees under the terms of the engagement letter. Drumm disputes that it owes the Company the break-up fees, and on June 6, 2011, Drumm filed suit in the Superior Court of California, San Francisco, for a refund of certain advances totaling $4.2 million which Drumm had made to the Company. On July 7, 2011, the Company filed its answer and counter-claim against Drumm seeking payment of $4.4 million in break-up fees under the engagement letter. On October 28, 2011 the Company and Drumm entered into a settlement agreement, pursuant to which the Company received a break-up fee of $1.75 million that was recorded in the fourth quarter, and the remaining advances were returned to Drumm. The Company incurred no losses and has no remaining exposure in this matter.

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

        Lease Commitments—The Company's predecessor executed a lease agreement in October 2002 for its corporate headquarters, which was subsequently amended in November 2003, to increase the amount of space leased to a full floor (approximately 23,000 square feet). On July 1, 2011, the Company signed an amendment to acquire an additional approximately 23,000 square feet and extend the lease expiration date to November 20, 2023. Rent expense related to this lease is recognized on the straight-line basis over the term of the lease. Rent expense was approximately $1.9 million, $1.7 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Minimum cash basis operating lease commitments are as follows (in thousands):

Year ending December 31,
2012	$1,354
2013	2,130
2014	2,167
2015	1,888
2016	1,806
Thereafter	13,319

Total	$22,664

NOTE 12—SHARE-BASED PAYMENT

        In 2010, the Company's shareholders approved the adoption of the Walker & Dunlop, Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan"). There are 2,140,000 shares of stock authorized and available for issuance under the 2010 Equity Incentive Plan to directors, officers and employees. At December 31, 2011, an aggregate of 449,236 restricted shares and 214,987 stock options

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 12—SHARE-BASED PAYMENT (Continued)

were outstanding. An additional 1,318,169 shares remain available for grant under the 2010 Equity Incentive Plan as of December 31, 2011.

        The following table provides additional information regarding the Company's share-based payment plan for the year ended December 31, 2011 (dollars in thousands, except per share amounts):

	Options / Shares	Weighted Average Exercise Price		Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Restricted Shares
Nonvested at beginning of period	465,761		$—
Granted	157,833		—
Vested	(157,608)
Forfeited	(16,750)		—

Nonvested at end of period	449,236		$—		$5,642

Exercisable at end of period	—		$—		$—

Stock Options
Outstanding at beginning of period	—		$—
Granted	214,987		12.52
Exercised	—		—
Forfeited	—		—
Expired	—		—

Outstanding at end of period	214,987		$12.52	9.2	$—

Exercisable at end of period	—	$		—	$—

        There were no stock option awards granted in 2010. The fair value of stock option awards granted during 2011 was estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

2011
Estimated option life	6.00 years
Risk free interest rate	2.58%
Expected volatility	57.10%
Expected dividend rate	0.00%
Weighted average grant date fair value per share of options granted	$6.92

        The fair value of restricted share awards granted during 2011 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2011 and 2010 were $12.59 per share and $9.91 per share, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 12—SHARE-BASED PAYMENT (Continued)

        The fair values of the restricted shares and stock options that vested during the years ended December 31, 2011 and 2010 (in thousands) were as follows:

	December 31,
	2011	2010
Restricted Shares	$1,939	$—
Stock Options	—	—

Total	$1,939	$—

        For the years ended December 31, 2011 and 2010 share based payment expense was $2.4 million and $49 thousand, respectively. As of December 31, 2011 the total unrecognized compensation cost for outstanding restricted shares and options was $5.1 million, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant's applicable vesting period, with the latest vesting date being August 2, 2014.

NOTE 13—EARNINGS PER SHARE

        The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	For the year ended December 31,
	2011	2010	2009
Weighted average number of shares outstanding used to calculate basic earnings per share	21,621,534	15,033,741	14,306,873
Dilutive securities:
Stock options and restricted shares	126,138	2,670	—

Weighted average number of shares and share equivalents outstanding used to calculated diluted earnings per share	21,747,672	15,036,411	14,306,873

        The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Options issued under the 2010 Equity Incentive Plan to purchase 138,743 and zero shares of common stock, and 35,793 and 463,091 restricted shares were outstanding during the year ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

        Under the 2010 Equity Incentive Plan, subject to the Company's approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 13—EARNINGS PER SHARE (Continued)

the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. On December 20, 2011, the Company repurchased and retired 38,473 restricted shares at a weighted average market price of $12.30, upon grantee vesting.

NOTE 14—INCOME TAXES

Income Tax Provision

        We calculate our provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of our provision for income taxes (in thousands):

	For the year ended December 31,
	2011	2010
Current
Federal	$10,434	$1,441
State	1,697	248

	$12,131	$1,689
Deferred
Federal	8,406	25,783
State	1,117	4,443

	$9,523	$30,226
Items charged or credited directly to stockholders' equity
Federal	$123	$—
State	20	—

	$143	$—

Income tax provision	$21,797	$31,915

        A reconciliation of the statutory federal tax provision to our income tax provision in the accompanying statements of income is as follows (in thousands):

	For the year ended December 31,
	2011	2010
Statutory federal provision (35%)	$19,831	$14,049
Federal tax provision attributed to predecessor shareholders	—	(13,754)
Statutory state income tax provision, net of federal tax benefit	1,983	1,484
State tax provision attributable to predecessor shareholders	—	(1,453)
Other	(17)	2
Recognition of temporary differences upon change in tax status	—	31,587

Income tax expense	$21,797	$31,915

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

Deferred Tax Assets/Liabilities

        The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following (in thousands):

	For the year ended December 31,
	2011	2010
Deferred Tax Assets:
Prepaid expenses	$3,440	$191
Allowance for risk-sharing obligation	5,743	4,207
Step-up in tax basis of net assets acquired(1)	2,130	2,358
Other	13	89

Total deferred tax assets	$11,326	$6,845
Deferred Tax Liabilities:
Mark-to-market of derivatives and loans held for sale	$(5,272)	$(3,381)
Recognition of mortgage servicing rights	(45,343)	(33,195)
Equipment and intangible assets	(460)	(495)

Total deferred tax liabilities	$(51,075)	$(37,071)

Deferred tax liabilities, net	$(39,749)	$(30,226)

(1)
In 2006, GPF Acquisition, LLC (GPFA) acquired a 49% limited partner interest in Green Park Financial Limited Partnership, which resulted in the purchase price being deductible over the estimated useful lives of the underlying net assets acquired for income tax purposes. Following the Formation Transaction, Walker & Dunlop, Inc. holds a 100% ownership interest in GPFA; and accordingly, holds the right to the future benefit arising from the unamortized purchase price.

        We believe it more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets.

Tax Uncertainties

        We periodically assess our liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where we believe there is more than a 50% chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. As of December 31, 2011 and 2010, based on all known facts and circumstances and current tax law, we believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 15—TRANSACTIONS WITH RELATED PARTIES

        As of December 31, 2011, Credit Suisse Securities (USA) LLC ("Credit Suisse"), through its ownership of Column, owns a 23.9% interest in the Company. In its capacity as one of the co-managers of our initial public offering in December 2010, Credit Suisse received underwriting discounts, commissions and fees of approximately $1.4 million. From time to time, Credit Suisse refers HUD related financing opportunities to the Company, for which it receives fees. For the year ended December 31, 2011 and 2010, Credit Suisse earned fees of $6.9 million and $1.0 million for the referral of HUD transactions to the Company (co-broker fees). At December 31, 2011, the Company had accrued $6.9 million of co-broker fees payable to Credit Suisse. At December 31, 2010, the Company had accrued dividends payable of $1.8 million related to Credit Suisse's ownership stake prior to the Formation Transaction, which were paid in 2011, had accrued co-broker fees of $1.0 million, and recorded a receivable of $1.1 million from Credit Suisse related to legal costs associated with the Capital Funding litigation discussed in Note 11.

        A subsidiary of the Company has contracted with Walker & Dunlop Fund Management, LLC (the "Advisor"), a registered investment advisor, of which Mr. Walker, our Chairman, President and Chief Executive Officer, is the sole member, for the Advisor to provide investment advisory services to a real estate fund pursuant to an investment advisory agreement. The Company provides consulting, overhead and other corporate services to the Advisor pursuant to a corporate services agreement for a fee which approximates the Company's costs for such services.

        A third party entity, Walker & Dunlop Multifamily Equity I, LLC (the "Managing Member"), in which Mr. Walker and other individuals hold ownership, is the managing member of an investment fund. The Company provides consulting and related services to the Managing Member pursuant to a corporate services agreement for a fee which approximates our cost for such services.

        In 2011, 2010 and 2009 the total amount of corporate services fees were approximately $0.8 million, $0.9 million and $1.0 million, respectively.

NOTE 16—RETIREMENT PLAN

        The Company sponsors a 401(k) plan with elective employee deferrals and a stated employer match of 50% of the employee's contribution up to the lesser of (a) 6% of salary or (b) $4,500. Total compensation expense for the 401(k) plan was $0.4 million, $0.3 million and $0.3 million for 2011, 2010 and 2009, respectively.

NOTE 17—SEGMENTS

        The Company is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates a range of multifamily and other commercial real estate loans that are sold to government sponsored enterprises or placed with institutional investors. The Company also services nearly all of loans that it sells to government sponsored enterprises and a great majority of the loans that it places with institutional investors. Substantially all of its operations involves the delivery and servicing of loan products for its customers. Management makes operating decisions and assesses performance based on an ongoing review of these integrated operations, which constitute the Company's only operating segment for financial reporting purposes.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 17—SEGMENTS (Continued)

        We evaluate the performance of our business and allocate our resources based on a single segment concept. No one borrower/key principal accounts for more than 4% of our total risk-sharing loan portfolio.

        An analysis of the investor concentrations and geographic dispersion of our service revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by investor, for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	For the year ended December 31,
	2011	2010	2009
Fannie Mae	$10,379,426	$9,459,813	$8,695,229
Freddie Mac	3,189,565	2,467,567	2,055,821
Ginnie Mae—HUD	1,359,166	836,924	350,676
Life insurance companies and other	1,850,128	1,854,990	2,101,591

Total	$16,778,285	$14,619,294	$13,203,317

        The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2011, 2010 and 2009 by geographical area, is as shown in the following table. No other state accounted for more than 5% unpaid principal balance and related servicing revenues in any of the three fiscal years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
	2011	2010	2009
California	14.6%	15.2%	11.9%
Virginia	9.0%	10.8%	13.7%
Texas	8.3%	7.6%	8.9%
Florida	7.7%	7.6%	6.4%
Maryland	7.6%	9.0%	9.6%
All other	52.8%	49.8%	49.5%

Total	100.0%	100.0%	100.0%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 18—OTHER OPERATING EXPENSES

        The following is a summary of the major components of other operating expenses for each of the three years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the year ended December 31,
	2011	2010	2009
Professional fees	$3,979	$2,632	$4,087
Travel and entertainment	2,416	1,864	1,452
Sub-servicing expense	1,955	1,759	744
Rent	1,944	1,676	1,661
Marketing and preferred broker	1,937	1,725	1,144
Office expenses	1,681	1,363	850
All other	2,554	2,452	1,176

Total	$16,466	$13,471	$11,114

NOTE 19—SUBSEQUENT EVENTS

        In 2009, a borrower (the "Borrower") entered into an agreement with Credit Suisse, for Credit Suisse to provide financial advisory services and entered into a separate agreement with Column, then a subsidiary of Credit Suisse, to provide loan origination, underwriting and closing activities with respect to a portfolio of loans (the "Column services"). In anticipation of the provision of the Column services, Credit Suisse and Column entered into an agreement regarding the allocation of origination fees and trade premiums generated by the Column services (the "Fee Agreement"). On January 30, 2009, substantially all of the assets and liabilities of Column were contributed to the Company, through the Column transaction (Note 3).

        On February 9, 2012, the Company entered into an amendment to the Fee Agreement amending the terms of the allocation of origination fees and trade premiums between Credit Suisse and the Company for the Column services and providing for other terms and conditions with respect to future loan origination opportunities. The February 9, 2012 amendment resulted in a decrease in the amounts earned by Credit Suisse in its co-broker capacity under the Fee Agreement, and resulted in a $2.5 million reduction in the amount the Company owed to Credit Suisse, which was recognized as Other revenues in 2012.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 20—QUARTERLY RESULTS (UNAUDITED)

        The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	As of and for the year ended December 31, 2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$33,034	$21,562	$31,289	$16,827
Servicing fees	9,064	8,757	8,047	7,713
Total revenues	47,591	33,356	42,406	28,997
Personnel	17,749	11,343	12,863	9,207
Amortization and depreciation	6,256	6,267	5,084	4,907
Total expenses	29,665	23,704	24,188	18,132
Operating income	17,926	9,652	18,218	10,865
Net income	11,015	6,079	11,131	6,639
Diluted earnings per share	0.50	0.28	0.51	0.31
Total originations	1,302,371	906,667	1,309,382	507,497
Servicing portfolio	$16,778,285	$15,940,799	$15,425,904	$14,856,510

	As of and for the year ended December 31, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$26,658	$12,332	$21,173	$25,040
Servicing fees	7,255	6,989	6,561	6,219
Total revenues	36,055	22,164	30,678	32,937
Personnel	13,582	5,464	8,064	15,349
Amortization and depreciation	4,565	4,231	4,719	3,444
Total expenses	25,439	15,107	18,950	22,196
Operating income	10,616	7,057	11,728	10,741
Net income (loss)	(21,299)	7,057	11,728	10,741
Diluted earnings (loss) per share	(1.34)	0.48	0.80	0.73
Total originations	1,069,651	444,439	671,964	985,564
Servicing portfolio	$14,619,294	$14,165,850	$13,692,347	$13,082,285

        Upon the closing of the Formation Transaction on December 20, 2010, our income became subject to both federal and state corporate tax. Concurrent with the closing of the Formation Transaction and the Company's change in tax status, we recognized approximately $31.6 million of net deferred tax liabilities. For the 12 days following the closing of the Formation transaction, we recognized income tax expense of $0.3 million. For the year ended December 31, 2010, we recognized aggregate tax expense of $31.9 million; and recognized net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010. No other quarterly periods in 2010 above included income tax expense.