Form 10-Q
period 2012-03-31
Walker & Dunlop, Inc.
filed 2012-05-10
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012 there were 22,436,039 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

	Signature

	Exhibit Index

EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32
EX-101.1
EX-101.2
EX-101.3
EX-101.4
EX-101.5
EX-101.6

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(In thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Cash and cash equivalents	$40,811	$53,817
Restricted cash	5,083	7,164
Pledged securities, at fair value	19,599	18,959
Loans held for sale, at fair value	268,207	268,167
Loans held for investment	6,947	—
Servicing fees and other receivables, net	15,140	18,501
Derivative assets	10,264	10,638
Mortgage servicing rights	142,621	137,079
Other assets	8,784	8,271
Total assets	$517,456	$522,596

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other accrued expenses	$56,216	$76,163
Performance deposits from borrowers	5,806	10,425
Derivative liabilities	762	5,223
Guaranty obligation, net of accumulated amortization	10,447	9,921
Allowance for risk-sharing obligations	14,522	14,917
Warehouse notes payable	236,685	218,426
Notes payable	22,969	23,869
Total liabilities	$347,407	$358,944

Equity
Stockholders’ equity:
Preferred shares, Authorized 50,000,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 21,774,277 shares in 2012 and 21,748,598 in 2011	218	217
Additional paid-in capital	81,747	81,190
Retained earnings	88,084	82,245
Total stockholders’ equity	$170,049	$163,652
Commitments and contingencies
Total liabilities and stockholders’ equity	$517,456	$522,596

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Gains from mortgage banking activities	$19,802	$16,827
Servicing fees	9,379	7,713
Net warehouse interest income	937	717
Escrow earnings and other interest income	539	370
Other	3,745	3,370
Total revenues	$34,402	$28,997

Expenses
Personnel	$11,641	$9,207
Amortization and depreciation	7,259	4,907
Provision for risk-sharing obligations	1,224	746
Interest expense on corporate debt	168	252
Other operating expenses	4,616	3,020
Total expenses	$24,908	$18,132
Income from operations	$9,494	$10,865
Income tax expense	3,655	4,226
Net income	$5,839	$6,639

Basic and diluted earnings per share	$0.27	$0.31

Basic weighted average shares outstanding	21,750,573	21,582,746
Diluted weighted average shares outstanding	21,848,280	21,651,192

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,839	$6,639
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(9,523)	(9,469)
Gain on sale of MSR, less prepayment of MSR	(2)	165
Provision for risk-sharing obligations	1,224	746
Amortization and depreciation	7,259	4,907
Originations of loans held for sale	(648,055)	(440,971)
Sales of loans to third parties	641,398	631,103
Amortization of deferred loan fees and costs	(4)	—
Stock compensation	681	423
Amortization of leasehold inducement	39	—
Cash allowance received from landlord	1,301	—
Cash paid to settle risk-sharing obligations	(1,619)	—
Changes in:
Restricted cash and pledged securities	1,441	(3,207)
Servicing fees and other receivables	3,305	343
Derivative fair value adjustment	29	413
Other assets	(85)	488
Accounts payable and other accruals	(19,986)	(10,219)
Performance deposits from borrowers	(4,619)	1,033
Net cash (used in) provided by operating activities	$(21,377)	$182,394

Cash flows from investing activities:
Capital expenditures	$(1,922)	$(265)
Net increase in loans held for investment	(6,943)	—
Net cash used in investing activities	$(8,865)	$(265)

Cash flows from financing activities:
Draws (repayments) of warehouse notes payable, net	$18,259	$(173,025)
Repayments of notes payable, net	(900)	(1,052)
Proceeds from issuance of common stock	1	2,053
Repurchase of common stock	(124)	—
Net cash provided by (used in) financing activities	$17,236	$(172,024)
Net increase (decrease) in cash and cash equivalents	$(13,006)	$10,105
Cash and cash equivalents at beginning of period	53,817	33,285
Cash and cash equivalents at end of period	$40,811	$43,390

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$1,180	$800
Cash paid for taxes	$3,314	$2,282

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in seven states, the District of Columbia and the metropolitan New York area and a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, and a Ginnie Mae issuer. The Company also originates and services loans for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker.

In July 2011, the Company launched its interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The Company closed its first loan under this program in February 2012. The Company underwrites all loans originated through the program. During the time that they are outstanding, the Company assumes the full risk of loss on the loans.  In addition, the Company services and asset-manages loans originated through the program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s balance sheet during such time that they are outstanding.

W&D Balanced Real Estate Fund I GP, LLC, a wholly owned subsidiary, has a general partnership interest in a partnership that invests in commercial real estate. The Company can be removed as general partner at the sole discretion of one of the limited partners. Walker & Dunlop Real Estate Opportunity Fund I Manager, LLC, a wholly owned subsidiary, is the managing member of a limited liability company that invests in commercial real estate. The Company can be removed as the managing member at the sole discretion of one of the members. In their respective capacities as general partner and managing member, the wholly owned subsidiaries of the Company earns fees pursuant to corporate services agreements under which they provide consulting and overhead services to the partnership and limited liability company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company as defined in Note 1. All material intercompany transactions have been eliminated. The Company has evaluated all subsequent events.

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

Comprehensive Income—For the three months ended March 31, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

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

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 45 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans that were valued at the lower of cost or market or on a non-accrual status at March 31, 2012 and December 31, 2011.

Gains from Mortgage Banking Activities—Mortgage banking activity income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan net of the estimated net future cash flows associated with any risk-sharing obligations. Loans originated in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments and because the borrower will also have to pay an origination fee to the ultimate institutional lender. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. Mortgage servicing rights and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans.

The co-broker fees for the three months ended March 31, 2012 and 2011 were $3.5 million and $5.3 million, respectively.

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

When a mortgage loan is sold, the Company retains the right to service the loan and initially recognizes the mortgage servicing right (“MSR”) at fair value. Subsequent to the initial measurement date, mortgage servicing assets are amortized using the effective interest method.

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

Historically, the contingent guaranty recognized at inception has been de minimis. In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the future cash flows expected to be paid under the guaranty over the estimated life of the loan (historically three to five basis points per year) discounted using a 12-15 percent discount rate. The discount rate and estimated life used are consistent with those used for the calculation of the MSR for each loan.

Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method. We evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for events or conditions which may signal a potential default. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations, along with a write-off of the associated loan-specific MSR (Note 4).

Loans Held for Investment—Loans held for investment are interim loans originated by the Company for properties that currently do not qualify for permanent GSE or HUD financing. These loans have a maximum term of two years. The loans are carried at their unpaid principal balances adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate and is recognized as revenue when earned and deemed collectible.

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

The Company uses the interest method to determine an effective yield to amortize the loan fees and costs on real estate loans held for investment. The Company uses the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments, if any, to determine periodic amortization.

The Company will reclassify loans held-for-investment as loans held-for-sale if it determines that the loans will be sold or transferred to third parties.

Share-Based Payment—The Company recognizes compensation costs for all share-based payment awards made to employees and directors, including restricted stock, employee stock options and other forms of equity compensation based on the grant date fair value.

Under the Walker & Dunlop, Inc. 2010 Equity Incentive Plan, the Company has granted restricted stock, unrestricted stock and stock option awards. Restricted stock awards were granted without cost to the Company’s officers, employees and non-employee directors, for which the fair value of the award was calculated as the difference between the market value of the Company’s common stock on the date of grant and the purchase price to be paid by the grantee. The Company’s stock option and restricted stock awards for its officers and employees vest, predicated on continued employment, over a period of three years. Restricted stock awards for non-employee directors fully vest after one year.

Stock option awards were granted to officers and certain other employees, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and were granted for a ten-year term, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the expected option term, the estimated dividend yield, a “risk-free” interest rate and the expected volatility. For the “risk-free” rate, the Company uses a U.S. Treasury strip due in a number of years equal to the option’s expected term. To determine the expected volatility, the Company has calculated the volatility of the common stock price of a group of peer companies, as the Company has insufficient historical data for its common stock at this time to develop an expectation of volatility over the expected term of the options granted solely based on the historical volatility of its own common stock.

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

Income Taxes—The Company files income tax returns in the applicable U.S. federal, state and local jurisdictions and generally is subject to examination by the respective jurisdictions for three years from the filing of a tax return. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

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

We had no accruals for tax uncertainties as of March 31, 2012 or December 31, 2011.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale. Warehouse interest income and expense are earned or incurred after a loan is closed and before a loan is sold. Included in net warehouse interest income for the three months ended March 31, 2012 and 2011 are the following components (in thousands):

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

	For the three months ended March 31,
	2012	2011
Warehouse interest income	$2,575	$1,721
Warehouse interest expense	1,638	1,004
Warehouse interest income, net	$937	$717

Recently Issued Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption of ASU No. 2011-04 expanded our disclosures regarding fair value measurements but did not have a material impact on our financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of ASU No. 2011-05 did not have a material impact on our financial statements.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consist of the following activity for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Contractual loan origination related fees, net	$10,279	$7,358
Fair value of expected net future cash flows from servicing recognized at commitment	10,083	10,055
Fair value of expected guaranty obligation	(560)	(586)
Total gains from mortgage banking activities	$19,802	$16,827

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

Estimated Life—The estimated life of the MSRs approximates the stated maturity date of the underlying loan and may be reduced by 6 to 12 months based upon the expiration of various types of prepayment penalty and/or lockout provisions prior to that stated maturity date.

Servicing Cost—The estimated future cost to service the loan for the estimated life of the MSR is subtracted from the estimated future cash flows.

The fair value of the MSRs was $164.0 million and $158.5 million at March 31, 2012 and December 31, 2011, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at March 31, 2012, is a decrease in the fair value of $4.7 million.

The impact of a 200 basis point increase in the discount rate at March 31, 2012, is a decrease in the fair value of $9.1 million.

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

Activity related to capitalized MSRs for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Beginning balance	$137,079	$106,189
Additions, following sale of loan	13,027	11,895
Amortization	(6,350)	(4,969)
Prepayments and write-offs	(1,135)	(286)
Ending balance	$142,621	$112,829

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

A summary of our guaranty obligation for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Balance at January 1	$9,921	$8,928
Guaranty obligation recognized	1,002	589
Amortization of guaranty obligation	(476)	(381)
Balance at March 31	$10,447	$9,136

We evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. A summary of our allowance for risk-sharing for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Balance at January 1	$14,917	$10,873
Write offs	(1,619)	—
Provision for risk-sharing obligations	1,224	746
Balance at March 31	$14,522	$11,619

As of March 31, 2012, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

DUS agreement was $1.6 billion. The maximum quantifiable contingent liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total amount of loans the Company was servicing for various institutional investors was $16.9 billion as of March 31, 2012.

NOTE 7—NOTES PAYABLE

Warehouse notes payable—To provide financing to borrowers under GSE and HUD programs, and to assist in funding interim loans, the Company has arranged for committed warehouse lines of credit in the amount of $535 million with certain national banks and a $250 million uncommitted facility with Fannie Mae. In support of each of these credit facilities, the Company has pledged substantially all of its loans held for sale and all of its loan held for investment under the Company’s approved programs.  At March 31, 2012, borrowings aggregated $236.7 million under the warehouse facilities. The borrowing rates under these warehouse facilities continue to be computed based on the average 30-day LIBOR plus 1.15% to 2.50%.

For the three months ended March 31, 2012 and 2011, the Company incurred interest expense on its warehouse facilities of $1.5 million and $1.0 million, respectively. Included in interest expense were loan fees of $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. The notes payable are subject to various financial covenants and the Company was in compliance with all such covenants at March 31, 2012.

On March 8, 2012, the Company amended its $150 million committed warehouse agreement that was scheduled to mature on June 29, 2012. The amendment extended the maturity date to February 28, 2013, increased the credit limit from $150 million to $350 million, and reduced the rate for borrowing from the average 30-day LIBOR plus 200 basis points to the average 30-day LIBOR plus 185 basis points.

The Company had an unlimited master purchase and sale agreement which expired on March 16, 2012. In anticipation of the expiration of the master purchase and sale agreement, the Company amended one of its committed warehouse lines as described above, and on March 16, 2012, the Company allowed the master purchase and sale agreement to expire.

NOTE 8—FAIR VALUE MEASUREMENTS

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

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012, and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2012
Assets
Loans held for sale	$—	$268,207	$—	$268,207
Pledged securities	19,599	—	—	19,599
Derivative assets	—	—	10,264	10,264
Total	$19,599	$268,207	$10,264	$298,070

Liabilities
Derivative liabilities	$—	$—	$762	$762
Total	$—	$—	$762	$762

December 31, 2011
Assets
Loans held for sale	$—	$268,167	$—	$268,167
Pledged securities	18,959	—	—	18,959
Derivative assets	—	—	10,638	10,638
Total	$18,959	$268,167	$10,638	$297,764

Liabilities
Derivative liabilities	$—	$—	$5,223	$5,223
Total	$—	$—	$5,223	$5,223

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

There were no transfers into or out of assets that are considered Level 1 or Level 2 fair value measurements.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 45 days) and are not outstanding for more than one quarter. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below (in thousands) for the three months ended March 31, 2012 and 2011:

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
March 31, 2012
Derivative assets and liabilities, net
Beginning balance, December 31, 2011	$5,415
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(15,715)
Realized gains (losses) recorded in earnings	10,300
Unrealized gains (losses) recorded in earnings	9,502
Ending balance, March 31, 2012	$9,502

Derivative Instruments
March 31, 2011
Derivative assets and liabilities, net
Beginning balance, December 31, 2010	$4,900
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(15,271)
Realized gains (losses) recorded in earnings	10,371
Unrealized gains (losses) recorded in earnings	6,456
Ending balance, March 31, 2011	$6,456

The following table presents information about significant unobservable inputs used in the measurement of the fair value of Company’s Level 3 assets and liabilities:

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$10,264	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	762	Discounted cash flow	Counterparty credit risk	—

(1)         Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of March 31, 2012, and December 31, 2011, are presented below (in thousands):

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

	March 31, 2012
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$40,811	$40,811
Restricted cash	5,083	5,083
Pledged securities	19,599	19,599
Loans held for sale	268,207	268,207
Loans held for investment	6,947	7,000
Derivative assets	10,264	10,264
Total	$350,911	$350,964

Financial Liabilities:
Derivative liabilities	$762	$762
Warehouse notes payable	236,685	236,685
Notes payable	22,969	22,969
Total	$260,416	$260,416

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$53,817	$53,817
Restricted cash	7,164	7,164
Pledged securities	18,959	18,959
Loans held for sale	268,167	268,167
Derivative assets	10,638	10,638
Total	$358,745	$358,745

Financial Liabilities:
Derivative liabilities	$5,223	$5,223
Warehouse notes payable	218,426	218,426
Notes payable	23,869	23,869
Total	$247,518	$247,518

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

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for periods of up to two years, and are valued using discounted cash flow models that incorporate observable prices from market participants.

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

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

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

•                  the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and

•                  the nonperformance risk of both the counterparty and the Company (Level 3).

The fair value of the Company’s forward sales contracts to investors considers effects of interest rate movements between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

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

The fair value of the Company’s forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The fair value of the Company’s interest rate lock commitments and forward sales contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in rate lock and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of our counterparties, the short duration of interest rate lock commitments and forward sale contracts, and the Company’s historical experience with the agreements, the risk of nonperformance by the Company’s counterparties is not significant.

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

	Fair Value Adjustment Components				Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total	Derivative	Derivative	Adjustment
	Principal	Gain (Loss)	Movement	Fair Value	Contract	Contract	To Loans
(in thousands)	Amount	on Sale	Effect	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2012
Rate lock commitments	$95,368	$3,986	$(480)	$3,506	$3,506	$—	$—
Forward sale contracts	358,340	—	5,996	5,996	6,758	(762)	—
Loans held for sale	262,972	10,751	(5,516)	5,235	—	—	5,235
Total		$14,737	$—	$14,737	$10,264	$(762)	$5,235

December 31, 2011
Rate lock commitments	$226,455	$7,781	$2,785	$10,566	$10,566	$—	$—
Forward sale contracts	482,751	—	(5,151)	(5,151)	72	(5,223)
Loans held for sale	256,296	9,505	2,366	11,871	—	—	11,871
Total		$17,286	$—	$17,286	$10,638	$(5,223)	$11,871

NOTE 9—LITIGATION, COMMITMENTS AND CONTINGENCIES

Fannie Mae DUS Related Commitments—Commitments for the origination and subsequent sale and delivery of loans to Fannie Mae represent those mortgage loan transactions where the borrower has locked an interest rate and scheduled closing and the Company has entered into a mandatory delivery commitment to sell the loan to Fannie Mae. As discussed in Note 8, the Company accounts for these commitments as derivatives recorded at fair value.

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The reserve for loans may be posted over the first 48 months. As of March 31, 2012, the Company had pledged cash and securities in excess of these requirements. In 2010, Fannie Mae increased its collateral requirements for Tier II loans by approximately 25 basis points effective April 1, 2011. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans will remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans will increase from 50 basis points to 90 basis points and that Level 2 and Level 3 loss sharing requirements will increase. We currently have an insignificant number of loans in our portfolio which will be affected by the announced collateral changes and do not expect it will have a material impact on our future operations; however, future changes to collateral requirements may adversely impact us. Based on our aggregate Fannie Mae portfolio as of March 31, 2012, the total incremental collateral required for all existing loans over the life of the portfolio, in accordance with Fannie Mae requirements, is expected to be approximately $17.9 million. Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of March 31, 2012 and March 31, 2011.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards and the Company satisfied the requirements as of March 31, 2012. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2012, the net worth requirement was $50.2 million and the Company’s net worth was $187.6 million. As of March 31, 2012, we were required to maintain at least $9.2 million of liquid assets to meet our operational liquidity requirements, as defined in the agreements, for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of March 31, 2012, we had operational liquidity of $40.5 million.

Litigation—Capital Funding litigation— On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the state Circuit Court of Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

Facilities”). Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the refinancing of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

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

On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case; without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected our motion to dismiss the amended complaint and the case is currently in the discovery stage. Trial is scheduled to begin on July 9, 2012.

As a result of the indemnification listed above, the Company’s loss exposure is limited to $3.0 million.

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

NOTE 10—SHARE-BASED PAYMENT

In 2010, the Company’s shareholders approved the adoption of the Walker & Dunlop, Inc. 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). There are 2,140,000 shares of stock authorized and available for issuance under the 2010 Equity Incentive Plan to directors, officers and employees. An additional 1,353,227 shares remain available for grant under the 2010 Equity Incentive Plan as of March 31, 2012.

The following table provides additional information regarding the Company’s share-based payment plan for the three months ended March 31, 2012 (dollars in thousands, except per share amounts):

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

	Options / Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Restricted Stock
Nonvested at beginning of period	449,236
Granted	—
Vested	(35,572)
Forfeited	(35,058)
Nonvested at end of period	378,606	$—		$4,770

Stock Options
Outstanding at beginning of period	214,987
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at end of period	214,987	$12.52	9.0	$17
Vested and exercisable at end of period	71,660	$12.52	9.0	$6

For the three months ended March 31, 2012, there were no restricted stock or stock option awards granted.

The fair values of the restricted stock that vested during the three months ended March 31, 2012 and 2011 (in thousands) were as follows:

	March 31,
	2012	2011
Restricted stock	$445	$—

For the three months ended March 31, 2012 and 2011, share based payment expense was $0.7 million and $0.4 million, respectively. As of March 31, 2012, the total unrecognized compensation cost for outstanding restricted stock and options was $4.2 million, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period, with the latest vesting date being August 2, 2014.

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
Weighted average number of shares outstanding used to calculate basic earnings per share	21,750,573	21,582,746

Dilutive securities:
Unvested restricted shares	97,707	68,446
Weighted average number of shares and share equivalents outstanding used to calculated diluted earnings per share	21,848,280	21,651,192

The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Options issued under the 2010 Equity Incentive Plan to

Walker & Dunlop, Inc.

Notes to Condensed Consolidated Financial Statements

purchase 214,987 shares of common stock were outstanding during the three months ended March 31, 2012 and 2011, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 12—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2011	21,748,598	$217	$81,190	$82,245	$163,652
Net income	—	—	—	5,839	5,839
Issuance of common stock in connection with equity incentive plans	35,572	1	—	—	1
Repurchase and retirement of common stock	(9,893)	—	(124)	—	(124)
Stock-based compensation	—	—	681	—	681
Balances at March 31, 2012	21,774,277	$218	$81,747	$88,084	$170,049

NOTE 13—TRANSACTIONS WITH RELATED PARTIES

As of March 31, 2012, Credit Suisse Securities (USA) LLC, through its ownership of Column, owns a 23% interest in the Company. From time to time, Credit Suisse refers HUD related financing opportunities to the Company, for which it receives fees. For the three months ended March 31, 2012, Credit Suisse earned fees of $0.8 million for the referral of HUD transactions to the Company (co-broker fees). At March 31, 2012, the Company had accrued $0.8 million of co-broker fees payable to Credit Suisse.

On February 9, 2012, the Company entered into an amendment to the agreement regarding the allocation of origination fees and trade premiums generated by certain transactions, amending the terms of the allocation of origination fees and trade premiums between Credit Suisse and the Company and providing for other terms and conditions with respect to future loan origination opportunities. The amendment resulted in a $2.5 million reduction in the amount the Company owed to Credit Suisse at December 31, 2011, which was recognized as Other revenues in the three months ended March 31, 2012.

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

A third party entity, Walker & Dunlop Multifamily Equity I, LLC (the “Managing Member”), in which Mr. Walker and other individuals hold ownership, is the managing member of an investment fund. The Company provides consulting and related services to the Managing Member pursuant to a corporate services agreement for a fee which approximates our cost for such services.

The amount of such fees for the three months ended March 31, 2012 and 2011 were approximately $0.2 million and $0.2 million, respectively.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•                  the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”) and their impact on our business;

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

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of Fannie Mae, Freddie Mac, the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in seven states, the District of Columbia and the metropolitan New York area, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, and a Ginnie Mae issuer. We also originate and service loans for a number of life insurance companies, commercial banks and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management and investment management services specializing in debt, structured debt and equity.

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

We retain servicing rights on substantially all of the loans we originate and sell, and generate revenues from the fees we receive for servicing the loans, interest income from escrow deposits held on behalf of borrowers, late charges and other ancillary fees. Servicing fees are set at the time an investor agrees to purchase the loan and are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing engagements generally provide for prepayment penalties to the Company in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

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

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Except for the Fannie Mae DUS loans acquired in the Column transaction, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap each loan balance subject to full risk-sharing at $60 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60 million in order to limit our maximum loss exposure on any one loan to $12 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss).

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

In July 2011, we launched our interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We closed our first loan under this program in February 2012. We underwrite all loans originated through the program. During the time that they are outstanding, we assume the full risk of loss on the loans.  In addition, we service and asset-manage loans originated through the program, with the ultimate goal of providing permanent financing on the properties.

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries and all material intercompany transactions have been eliminated.

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

Mortgage Servicing Rights and Guaranty Obligations.    MSRs are recorded at fair value the day we sell a loan. We only recognize MSRs for GSE and HUD originations. Our servicing contracts with non-governmental originations are cancelable with limited notice and as a result, have a de minimis fair value. The fair value is based on the expected future net cash flows associated with the servicing rights. The expected net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan.

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

Overview of Current Business Environment

In 2011, and to this point in 2012, U.S. multifamily market fundamentals have continued their improvement following the macroeconomic instability experienced in recent years. Occupancy rates and effective rents appear to have increased based upon increased rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Despite this improvement in some market fundamentals, recovery of the overall real estate market continues to be challenged by the slow recovery of the broader economy.

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

Results of Operations

Following is a discussion of our results of operation for the three months ended March 31, 2012 and 2011. The financial results are not necessarily indicative of future results. Our business is not typically subject to seasonal trends. However, our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended March 31,
Dollars in thousands	2012	2011
Origination Data:
Origination Volumes by Investor
Fannie Mae	$267,901	$303,825
Freddie Mac	84,517	51,406
Ginnie Mae - HUD	112,603	82,316
Other (1)	209,435	69,950
Total	$674,456	$507,497

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	34%	32%
Other operating expenses	13%	10%
Total expenses	72%	63%
Operating margin	28%	37%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.52%	1.45%
Fair value of MSRs created, net	1.41%	1.87%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume(2)	2.05%	2.16%

	As of March 31,
	2012	2011
Servicing Portfolio by Type
Fannie Mae	$10,277,105	$9,600,772
Freddie Mac	3,200,241	2,485,301
Ginnie Mae - HUD	1,478,202	920,946
Other (1)	1,895,397	1,849,491
Total	$16,850,945	$14,856,510

Key Servicing Metrics (end of period):
Weighted average servicing fee rate	0.23%	0.21%

(1) CMBS, life insurance companies, commercial banks and interim loans. 2012 origination volume includes $7 million interim loan volume, which is classified as held for investment and therefore not reflected in the Other servicing portfolio balance at March 31, 2012.

(2) The fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligation retained, as a percentage of GSE and HUD volume reflects revenue recognized, as a percentage of loan origination volume, on those loans which the Company will record an MSR upon sale of the loan. No MSRs are recorded on “Other” originations or interim loan originations. For the three months ended March 31, 2012, interim loan volume was $7 million.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Overview

Our net income was $5.8 million for the three months ended March 31, 2012, compared to $6.6 million for the same period in 2011, a 12% decrease. Our total revenues were $34.4 million for the three months ended March 31, 2012, compared to $29.0 million for the three months ended March 31, 2011, a 19% increase. The increase in revenues for the three months ended March 31, 2012, was primarily attributable to the 33% increase in origination volumes and 22% increase in servicing fees, when compared to the same period in the prior year. Our total expenses were $24.9 million for the three months ended March 31, 2012, compared to $18.1 million for the three months ended March 31, 2011, a 37% increase. Our consolidated income from operations was $9.5 million for the three months ended March 31, 2012, compared to $10.9 million for the three months ended March 31, 2011, a 13% decrease. Our operating margin was 28% for the three months ended March 31, 2012, compared to 37% for the three months ended March 31, 2011. Operating margin was impacted by an increase in personnel expense as we grow our origination platform, an increase in amortization expense due to the growth of our servicing portfolio and the write-off of a mortgage servicing right due to the prepayment of a large portfolio of loans and an increase in our provision for risk-

sharing obligations.

Revenues

Gains From Mortgage Banking Activities.  Gains from mortgage banking activities were $19.8 million for the three months ended March 31, 2012, compared to $16.8 million for the three months ended March 31, 2011, an 18% increase. Gains from mortgage banking activities reflect the fair value of loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained.

Loan origination related fees were $10.3 million for the three months ended March 31, 2012, compared to $7.4 million for the three months ended March 31, 2011, a 40% increase. This increase was primarily attributable to a 33% increase in origination volumes, coupled with increases in the origination fees, as a percentage of loan volumes, received on Freddie Mac and HUD originations. Origination volumes were $674 million for the three months ended March 31, 2012, compared to $507 million for the three months ended March 31, 2011, a 33% increase. Our origination fees as a percentage of origination volumes were 152 basis points for the three months ended March 31, 2012, up from 145 basis points for the same period in 2011, a 5% increase. The GSEs and HUD comprised 69% and 86% of originations in the three months ended March 31, 2012 and 2011, respectively.

The fair value of the expected net future cash flows associated with the servicing of originated loans was $9.5 million for the three months ended March 31, 2012, compared to $9.5 million for the three months ended March 31, 2011, a 1% increase. While origination volumes increased $167 million and 33%, Other originations represented $139 million of the increase. As previously noted, we do not recognize mortgage servicing rights, or the fair value of the expected net future cash flows associated with servicing, for Other originations due to the contractual terms of the servicing agreements. As a result, the fair value of the expected net future cash flows associated with the servicing of originated loans for the three months ended March 31, 2012 was flat, when compared to the three months ended March 31, 2011. The fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was 141 basis points for the three months ended March 31, 2012, compared to 187 basis points for the three months ended March 31, 2011, due to the higher percentage of Other originations for the three months ended March 31, 2012 when compared to the same period in 2011. The fair value of the expected net future cash flows associated with the servicing of originated GSE and HUD loans, as a percentage of origination volumes, was 205 basis points for the three months ended March 31, 2012, compared to 216 basis points for the three months ended March 31, 2011.

Servicing Fees.    Servicing fees were $9.4 million for the three months ended March 31, 2012, compared to $7.7 million for the three months ended March 31, 2011, a 22% increase. This increase was primarily attributable to a 13% increase in the servicing portfolio to $16.9 billion at March 31, 2012 from $14.9 billion at March 31, 2011, coupled with an increase in the weighted average servicing fee rate to 23 basis points at March 31, 2012 from 21 basis points at March 31, 2011, a 10% increase. The increase in the weighted average servicing fee rate is attributed to turnover within the portfolio and the resulting increase in higher servicing fee revenue loans, as a percentage of the overall portfolio.

Net Warehouse Interest Income.    Net warehouse interest income was $0.9 million for the three months ended March 31, 2012, compared to $0.7 million for the three months ended March 31, 2011, a 31% increase. The increase in the three months ended March 31, 2012 is primarily attributed to the increase in loan origination volume and corresponding warehouse transactions. The components of net warehouse interest income are (in thousands):

	For the three months ended March 31,
	2012	2011
Warehouse interest income	$2,575	$1,721
Warehouse interest expense	1,638	1,004
Warehouse interest income, net	$937	$717

Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $0.5 million for the three months ended March 31, 2012, compared to $0.4 million for the three months ended March 31, 2011, a 46% increase. The increase was primarily attributable to an increase in the rate earned on certain escrow holdings, coupled with greater escrow balances associated with the growth in the servicing portfolio.

Other.    Other revenues were $3.7 million for the three months ended March 31, 2012, compared to $3.4 million for the three months ended March 31, 2011, an 11% increase. For the three months ended March 31, 2012, we recognized a $2.5 million gain resulting from an amendment to the contract that specified the allocation of origination fees and trade premiums for the refinance of a portfolio of loans. While there was no similar transaction for the three months ended March 31, 2011, during that period we recognized $2.5 million assumption fee received pursuant to the transfer of a credit facility. As a result, the increase in Other revenues was primarily related to prepayment penalty and advisory fee revenues for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.

Expenses

Personnel.    Personnel expense was $11.6 million for the three months ended March 31, 2012, compared to $9.2 million for the three months ended March 31, 2011, a 26% increase. Personnel expense as a percentage of total revenues was 34% for the three months ended March 31, 2012, compared to 32% for the same period in 2011. These increases were primarily attributable to investments made to attract origination talent and the professionals necessary to originate and process greater loan volume; as well as increases in producer commissions related to the growth in origination related fees.

Amortization and Depreciation.    Amortization and depreciation expense was $7.3 million for the three months ended March 31, 2012, compared to $4.9 million for the three months ended March 31, 2011, a 48% increase. This increase was primarily attributable to an increase in the mortgage servicing rights portfolio balance due to increases in the loan origination volume and capitalized mortgage servicing rights in the preceding periods. In addition, for the three months ended March 31, 2012, amortization expense included charges of $1.1 million for the write-off of mortgage servicing rights due to the prepayment of the underlying loans, the majority of which related to the prepayment of a large portfolio that was an atypical, highly negotiated transaction, for which we did not share in any associated prepayment penalties charged to the borrower. For the three months ended March 31, 2011, $0.3 million of amortization expense was recognized for similar write-offs of individual loans.

Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $1.2 million for the three months ended March 31, 2012, compared to $0.7 million for the three months ended March 31, 2011, a $0.5 million, and 64%, increase. The provision for risk-sharing obligations was two basis points and one basis point of the Fannie Mae at risk portfolio balances as of March 31, 2012, and 2011, respectively. The increase observed in the three months ended March 31, 2012 was primarily attributable to the default of two loans.  The remaining increase in the provision is attributed to minor refinements of loss estimates on loans with an existing allowance, as updated information regarding the properties and loans is known.

The 60-day delinquency rate decreased to 0.08% of the at risk portfolio at March 31, 2012 from 0.48% of the at risk portfolio at March 31, 2011, and the allowance for risk-sharing obligations as a percentage of the specifically identified at risk balances increased to 10.3% at March 31, 2012, compared to 7.6% at March 31, 2011. Net write-offs were $1.6 million or 2 basis points of the at risk portfolio for the three months ended March 31, 2012, compared to $0 for the three months ended March 31, 2011. Net write-offs represent our final cash settlement of previously recorded losses with our loss sharing counterparty, Fannie Mae. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

Interest Expense on Corporate Debt.    The interest expense on corporate debt was $0.2 million for the three months ended March 31, 2012, compared to $0.3 million for the three months ended March 31, 2011, a 33% decrease. This decrease was primarily attributable to a 14% decrease in the average corporate debt outstanding, due to contractual amortization payments.

Other Operating Expenses.    Other operating expenses were $4.6 million for the three months ended March 31, 2012, compared to $3.0 million for the three months ended March 31, 2011, a 53% increase. This increase was primarily attributable to increases in marketing, office and travel expenses as we expand our loan origination platform and increase loan origination activities.

Income Tax Expense.    Income tax expense for the three months ended March 31, 2012 was $3.7 million, compared to $4.2 million for the three months ended March 31, 2011, a 14% decrease. This increase was primarily attributable to a 13% decrease in income from operations for the three months ended March 31, 2012, when compared to the same period in 2011.

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

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property, plant and equipment. In 2012, we funded our first interim loan, with a combination of our capital and draws on a warehouse facility. Interim loans will be classified as held for investment during such time that they are outstanding and represent investing activities.

Cash Flow from Financing Activities

We use our warehouse loan facilities and our corporate cash to fund loan closings. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically we have used long-term debt to fund acquisitions.

Although prior to our initial public offering our excess cash flows from operations were distributed to owners, we currently have no intention to pay dividends on our common stock in the foreseeable future.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Our unrestricted cash balance was $40.8 million and $43.4 million as of March 31, 2012, and March 31, 2011, respectively, a $2.6 million decrease.

Changes in cash flows from operations were driven primarily by the timing of loans closed and sold. Such loans are held for short periods of time and are generally sold within 45 days, and may significantly impact cash flows presented as of a point in time. Cash used in operating activities was $21.4 million for the three months ended March 31, 2012 compared to cash provided by operating activities of $182.4 million for the three months ended March 31, 2011. The decrease in cash flows from operations for the three months ended March 31, 2012 was primarily attributable to the net use of $6.7 million to fund loan originations, net of sales of loans to third parties; compared to proceeds of $190.1 million from funding loan originations, net of sales to third parties in the three months ended March 31, 2011. Excluding cash used for and provided by the origination and sale of loans, cash flows used in operations was $14.7 million for the three months ended March 31, 2012 compared to cash flows used in operations of $7.7 million for the three months ended March 31, 2011.

We invested $8.9 million and $0.3 million for the three months ended March 31, 2012, and 2011, respectively, an $8.6 million increase. The increase represents the $6.9 million funding (net of deferred revenues and origination costs) of our initial interim loan, as well as increased investments in property, plant and equipment as we grow our origination platform and open additional offices.

Cash provided by financing activities was $17.2 million for the three months ended March 31, 2012 compared to cash used in financing activities of $172.0 million for the three months ended March 31, 2011. This increase is primarily attributed to the timing of loan closings and subsequent sales, and the corresponding repayments of warehouse notes payable, concurrent with the sale of loans to third parties.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of March 31, 2012. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2012, the net worth requirement was $50.2 million and the Company’s net worth was $187.6 million. As of March 31, 2012, we were required to maintain at least $9.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2012, we had operational liquidity of $40.5 million.

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

Restricted Cash and Pledged Securities

Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of March 31, 2012, we pledged securities to collateralize our Fannie Mae DUS risk-sharing obligations of $19.6 million, which was in excess of current requirements.

We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. Fannie Mae increased its collateral requirements for Tier II loans by approximately 25 basis points effective April 1, 2011. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans will remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans will increase from 50 basis points to 90 basis points and that Level 2 and Level 3 loss sharing requirements will increase. We currently have an insignificant number of loans in our portfolio which will be affected by the announced collateral changes and do not expect it will have a material impact on our future operations; however, future changes to collateral requirements may adversely impact us. Based on our aggregate Fannie Mae portfolio as of March 31, 2012, the total incremental collateral required for all existing loans over the life of the portfolio, in accordance with Fannie Mae requirements, is expected to be approximately $17.9 million.

Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs, and to assist in funding interim loans, we have arranged for committed warehouse lines of credit in the amount of $535 million with certain national banks and a $250 million uncommitted facility with Fannie Mae. Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

We have a $150 million committed warehouse line agreement that matures on November 26, 2012. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac and HUD loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 200 basis points. As of March 31, 2012, we had $96.2 million of borrowings outstanding under this line and corresponding loans held for sale.

On March 8, 2012, we amended our $150 million committed warehouse agreement that was scheduled to mature on June 29, 2012. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac and HUD loans. The amendment extended the maturity date to February 28, 2013, increased the credit limit from $150 million to $350 million, and reduced the rate for borrowing from the average 30-day LIBOR plus 200 basis points to the average 30-day LIBOR plus 185 basis points. As of March 31, 2012, we had $76.0 million of borrowings outstanding under this line and corresponding loans held for sale.

We have a $250 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR plus 115 basis points. As of March 31, 2012, we had $59.2 million of borrowings outstanding under this program. There is no expiration date for this facility.

We had an unlimited master purchase and sale agreement which expired on March 16, 2012. In anticipation of the expiration of the master purchase and sale agreement, we amended one of our committed warehouse lines as described above, and on March 16, 2012, we allowed the master purchase and sale agreement to expire.

We have a $35 million committed warehouse line agreement that matures on July 21, 2013, subject to one year extensions at the lenders’ discretion. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to the Company. As of March 31, 2012, we had $5.3 million of borrowings outstanding under this line and a corresponding loan held for investment.

All of the notes payable, including the warehouse facilities, are senior obligations of the Company.

Debt Obligations

On October 31, 2006, we entered into a $42.5 million term note agreement which was originally scheduled to mature on October 31, 2011. On May 11, 2011, the agreement was amended, extending the maturity date to October 31, 2015. Borrowings under the agreement bear interest at the average 30-day LIBOR plus 250 basis points. All of the ownership interests in our operating subsidiary are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. As of March 31, 2012, the outstanding note balance was $22.5 million.

During 2008, we purchased small amounts of subsidiary equity from certain existing employees and issued notes that are subordinated to the term note agreement. The notes bear interest at the 90-day LIBOR plus 200 basis points and will be repaid in five annual installments after the term note has been repaid. As of March 31, 2012, the aggregate outstanding balance of the notes was $0.5 million.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended March 31,
Dollars in thousands	2012	2011
Key Credit Metrics
Unpaid principal balance:
Total servicing portfolio	$16,850,945	$14,856,510
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	7,003,631	6,032,264
Fannie Mae Modified Risk	2,151,373	1,989,102
Fannie Mae No Risk	1,122,101	1,579,406
Total Fannie Mae	$10,277,105	$9,600,772

Fannie Mae at risk servicing portfolio (1)	$7,916,564	$6,846,935
60+ Day delinquencies, within at risk portfolio	6,308	32,545
At risk loan balances associated with allowance for risk-sharing obligations (2)	$141,646	$153,746

Allowance for risk-sharing obligations:
Beginning balance	$14,917	$10,873
Provision for risk-sharing obligations	1,224	746
Net write-offs	(1,619)	—
Ending balance	$14,522	$11,619

60+ Day delinquencies as a percentage of the at risk portfolio	0.08%	0.48%
Provision for risk-sharing as a percentage of the at risk portfolio	0.02%	0.01%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.18%	0.17%
Net write-offs as a percentage of the at risk portfolio	0.02%	0.00%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	10.25%	7.56%

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

We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. Except for the Fannie Mae DUS loans acquired in the Column transaction, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap the loan balance subject to full risk-sharing at $60 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60 million in order to limit our maximum loss on any loan to $12 million.

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

As of March 31, 2012 and 2011, $6.3 million and $32.5 million, respectively, of our Fannie Mae at risk balances were more than 60 days delinquent. For the three months ended March 31, 2012 and 2011, our provisions for risk-sharing obligations were $1.2 million $0.7 million, respectively, or two basis points and one basis point of the Fannie Mae at risk balance, respectively.

As of March 31, 2012 and 2011, our allowance for risk-sharing obligations was $14.5 million and $11.6 million, respectively, or 18 basis points and 17 basis points of the Fannie Mae at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of March 31, 2012, we have advanced $4.9 million of principal and interest payments on the loans associated with our $14.5 million allowance. Accordingly, if the $14.5 million in estimated losses is ultimately realized, the Company would be required to fund an additional $9.6 million. As of March 31, 2011, we had advanced $5.1 million of principal and interest payments on the loans associated with our $11.6 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption of ASU No. 2011-04 expanded our disclosures regarding fair value measurements but did not have a material impact on our financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of ASU No. 2011-05 did not have a material impact on our financial statements.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would increase or decrease, respectively, our annual earnings by approximately $2.9 million based on our escrow balance as of March 31, 2012. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $2.4 million based on our outstanding warehouse balance as of March 31, 2012. Approximately $22.5 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.2 million based on our outstanding corporate debt as of March 31, 2012. Our loans held for investment and associated warehouse borrowings are based on LIBOR, and reset at the same intervals. As a result, any increase or decrease in the average 30-day LIBOR would have an equal and offsetting impact on our interim loan interest income and expense, and no impact on our annual earnings.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $4.7 million or $9.1 million, respectively, as of March 31, 2012. Our Fannie Mae and Freddie Mac servicing engagements generally provide for prepayment penalties, which we share in, in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. In our servicing contracts with institutional investors and HUD, we do not share in the prepayment penalties. As of March 31, 2012, 91% of the service fees are protected from the risk of prepayment through our sharing in contractual prepayment penalties; hence, we do not hedge our servicing portfolio for prepayment risk.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in legal proceedings affecting us and our subsidiaries. The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risk and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. On March 24, 2012, the Company repurchased and retired 9,893 shares of restricted stock at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
January 1 - 31, 2012	—	$—	—	N/A
February 1 - 29, 2012	—	—	—	N/A
March 1 - 31, 2012	9,893	12.52	9,893	N/A
	9,893		9,893

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2

Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 20, 2010)

10.1

Third Amendment to Warehousing Credit and Security Agreement, dated March 8, 2012, by and between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	†*^	2012 Annual Bonus Plan
10.3	†*	Form of Restricted Common Stock Award Agreement (Employee)
10.4	†*	Form of Restricted Common Stock Award Agreement (Director)
10.5	†*	Form of Non-Qualified Stock Option Award Agreement

10.6	†*	Form of Incentive Stock Option Award Agreement
31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer to Rule 13a-14(a)
32	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	#	XBRL Instance Document
101.2	#	XBRL Taxonomy Extension Schema Document
101.3	#	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	#	XBRL Taxonomy Extension Definition Linkbase Document
101.5	#	XBRL Taxonomy Extension Label Linkbase Document
101.6	#	XBRL Taxonomy Extension Presentation Linkbase Document

†: Denotes a management contract or compensation plan, contract or arrangement.

*: Filed herewith.

#: Furnished, not filed.

^: Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Deborah A. Wilson
Deborah A. Wilson
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number		Description
2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2

Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

10.1

Third Amendment to Warehousing Credit and Security Agreement, dated March 8, 2012, by and between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	†*^	2012 Annual Bonus Plan
10.3	†*	Form of Restricted Common Stock Award Agreement (Employee)
10.4	†*	Form of Restricted Common Stock Award Agreement (Director)
10.5	†*	Form of Non-Qualified Stock Option Award Agreement
10.6	†*	Form of Incentive Stock Option Award Agreement
31.1	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	*	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer to Rule 13a-14(a)
32	*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	#	XBRL Instance Document
101.2	#	XBRL Taxonomy Extension Schema Document
101.3	#	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	#	XBRL Taxonomy Extension Definition Linkbase Document
101.5	#	XBRL Taxonomy Extension Label Linkbase Document
101.6	#	XBRL Taxonomy Extension Presentation Linkbase Document

†: Denotes a management contract or compensation plan, contract or arrangement.

*: Filed herewith.

#: Furnished, not filed.

^: Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the U.S. Securities and Exchange Commission.