Form 10-Q
period 2012-06-30
Walker & Dunlop, Inc.
filed 2012-08-09
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2012 there were 22,847,041 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

	Signature

	Exhibit Index

EX-4.3
EX-31.1
EX-31.2
EX-32
EX- 101.1
EX- 101.2
EX- 101.3
EX- 101.4
EX- 101.5
EX- 101.6

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Cash and cash equivalents	$46,153	$53,817
Restricted cash	4,583	7,164
Pledged securities, at fair value	21,144	18,959
Loans held for sale, at fair value	399,230	268,167
Loans held for investment	16,392	—
Servicing fees and other receivables, net	17,540	18,501
Derivative assets	9,501	10,638
Mortgage servicing rights	149,533	137,079
Other assets	12,120	8,271
Total assets	$676,196	$522,596

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other accrued expenses	$66,942	$76,163
Performance deposits from borrowers	7,552	10,425
Derivative liabilities	1,899	5,223
Guaranty obligation, net of accumulated amortization	10,746	9,921
Allowance for risk-sharing obligations	13,629	14,917
Warehouse notes payable	372,995	218,426
Notes payable	22,069	23,869
Total liabilities	$495,832	$358,944

Stockholders’ Equity
Stockholders’ equity:
Preferred shares, Authorized 50,000,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 21,795,379 shares in 2012 and 21,748,598 shares in 2011.	218	217
Additional paid-in capital	82,770	81,190
Retained earnings	97,376	82,245
Total stockholders’ equity	$180,364	$163,652
Commitments and contingencies
Total liabilities and stockholders’ equity	$676,196	$522,596

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues
Gains from mortgage banking activities	$33,934	$31,289	$53,736	$48,116
Servicing fees	9,827	8,047	19,206	15,760
Net warehouse interest income	1,074	1,059	2,011	1,776
Escrow earnings and other interest income	525	403	1,064	773
Other	1,360	1,608	5,105	4,978
Total revenues	$46,720	$42,406	$81,122	$71,403

Expenses
Personnel	$17,363	$12,863	$29,004	$22,070
Amortization and depreciation	6,743	5,084	14,002	9,991
Provision for risk-sharing obligations	750	1,764	1,974	2,510
Interest expense on corporate debt	163	214	331	466
Other operating expenses	6,592	4,263	11,208	7,283
Total expenses	$31,611	$24,188	$56,519	$42,320
Income from operations	$15,109	$18,218	$24,603	$29,083
Income tax expense	5,817	7,087	9,472	11,313
Net income	$9,292	$11,131	$15,131	$17,770

Basic earnings per share	$0.43	$0.51	$0.70	$0.82
Diluted earnings per share	$0.42	$0.51	$0.69	$0.82

Basic weighted average shares outstanding	21,779,379	21,629,463	21,764,976	21,606,233
Diluted weighted average shares outstanding	21,975,853	21,742,912	21,914,452	21,695,826

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$15,131	$17,770
Adjustments to reconcile net income to net cash used in operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(26,365)	(25,423)
Gain on sale of MSR, less prepayment of MSR	(9)	166
Provision for risk-sharing obligations	1,974	2,510
Amortization and depreciation	14,002	9,991
Originations of loans held for sale	(1,519,801)	(1,319,853)
Sales of loans to third parties	1,389,382	1,163,773
Stock compensation	1,709	1,043
Tax benefit from vesting of equity awards	5	—
Cash paid to settle risk-sharing obligations	(2,030)	—
Amortization of leasehold inducement	(25)	—
Cash allowance received from landlord	1,301	—
Changes in:
Restricted cash and pledged securities	396	(303)
Servicing fees and other receivables	(357)	(7,409)
Derivative fair value adjustments	(1,543)	(5,182)
Other assets	(1,849)	(652)
Accounts payable and other accruals	(9,226)	881
Performance deposits from borrowers	(2,873)	4,628
Net cash used in operating activities	$(140,178)	$(158,060)

Cash flows from investing activities:
Capital expenditures	$(3,760)	$(640)
Net increase in loans held for investment	(16,367)	—
Net cash used in investing activities	$(20,127)	$(640)

Cash flows from financing activities:
Borrowings from warehouse notes payable, net	$154,569	$163,548
Repayments of notes payable, net	(1,800)	(1,952)
Proceeds from issuance of common stock	1	2,053
Repurchase of common stock	(124)	—
Tax benefit from vesting of equity awards	(5)	—
Net cash provided by financing activities	$152,641	$163,649
Net (decrease) increase in cash and cash equivalents	$(7,664)	$4,949
Cash and cash equivalents at beginning of period	53,817	33,285
Cash and cash equivalents at end of period	$46,153	$38,234

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$2,619	$1,725
Cash paid for taxes	$7,345	$4,776

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in seven states, the District of Columbia and the metropolitan New York area, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, and a Ginnie Mae issuer. The Company also originates and services loans for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker.

In July 2011, the Company launched its interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The Company closed its first loans under this program in 2012. The Company underwrites all loans originated through the program. During the time that they are outstanding, the Company assumes the full risk of loss on the loans.  In addition, the Company services and asset-manages loans originated through the program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s balance sheet during such time that they are outstanding.

W&D Balanced Real Estate Fund I GP, LLC, a wholly owned subsidiary, has a general partnership interest in a partnership that invests in commercial real estate. The Company can be removed as general partner at the sole discretion of one of the limited partners. Walker & Dunlop Real Estate Opportunity Fund I Manager, LLC, a wholly owned subsidiary, is the managing member of a limited liability company that invests in commercial real estate. The Company can be removed as the managing member at the sole discretion of one of the members. In their respective capacities as general partner and managing member, the wholly owned subsidiaries of the Company earn fees pursuant to corporate services agreements under which they provide consulting and overhead services to the partnership and limited liability company.

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

Comprehensive Income—For the three and six months ended June 30, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, loans held for sale and derivative financial instruments.

The Company places the cash and temporary investments with high-credit-quality financial institutions and believes no significant credit risk exists. The counterparties to the loans held for sale and funding commitments are owners of residential multifamily properties located throughout the United States. Mortgage loans are generally transferred or sold within 60 days from the date that a mortgage loan is funded.

There is no material counterparty risk with respect to the Company’s funding commitments in that each potential borrower must make a non-refundable good faith deposit when the funding commitment is executed. The counterparty to the forward sale is generally an investment bank. There is a risk that the purchase price agreed to by the investor will be reduced in the event of a late delivery. The risk for non-delivery of a loan primarily results from the risk that a borrower does not close on the funding commitment in a timely manner, which generally is a risk mitigated by the non-refundable good faith deposit.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or market or on a non-accrual status at June 30, 2012 and December 31, 2011.

Gains from Mortgage Banking Activities— Mortgage banking activity income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan net of the estimated net future cash flows associated with any risk-sharing obligations. Loans originated in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments and because the borrower will also have to pay an origination fee to the ultimate institutional lender. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. Mortgage servicing rights and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans.

The co-broker fees for the three and six months ended June 30, 2012 were $4.7 million and $8.2 million; and were $8.5 million and $13.8 million for the three and six months ended June 30, 2011, respectively.

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

Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method. We evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for events or conditions which may signal a potential default. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-

sharing obligations, along with a write-off of the associated loan-specific MSR (Note 5).

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

Under the Walker & Dunlop, Inc. 2010 Equity Incentive Plan, the Company has granted restricted stock, unrestricted stock and stock option awards. Restricted stock awards have been granted without cost to the Company’s officers, employees and non-employee directors, for which the fair value of the award was calculated as the difference between the market value of the Company’s common stock on the date of grant and the purchase price to be paid by the grantee. The Company’s stock option and restricted stock awards for its officers and employees vest, predicated on continued employment, over periods of two to three years. Restricted stock awards for non-employee directors fully vest after one year.

Stock option awards have been granted to officers and certain other employees, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and were granted for a ten-year term, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the expected option term, the estimated dividend yield, a “risk-free” interest rate and the expected volatility. For the “risk-free” rate, the Company uses a U.S. Treasury strip due in a number of years equal to the option’s expected term. To determine the expected volatility, the Company has calculated the volatility of the common stock price of a group of peer companies, as the Company has insufficient historical data for its common stock at this time to develop an expectation of volatility over the expected term of the options granted solely based on the historical volatility of its own common stock.

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

We had no accruals for tax uncertainties as of June 30, 2012 or December 31, 2011.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale. Warehouse interest income and expense are earned or incurred after a loan is closed and before a loan is sold. Included in net warehouse interest income for the three and six months ended June 30, 2012 and 2011 are the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Warehouse interest income	$2,978	$2,380	$5,553	$4,101
Warehouse interest expense	1,904	1,321	3,542	2,325
Net warehouse interest income	$1,074	$1,059	$2,011	$1,776

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

NOTE 3—ACQUISITION OF CWCAPITAL LLC

On June 7, 2012, the Company and its indirect wholly owned subsidiary, Walker & Dunlop, LLC (the “Purchaser”), entered into an agreement to acquire CWCapital LLC (“CWCapital”), a direct wholly owned subsidiary of CW Financial Services LLC (“CW Financial”), pursuant to a purchase agreement of the same date, by and among the Company, the Purchaser, CW Financial and CWCapital (the “Purchase Agreement”).

On the terms and subject to the conditions of the Purchase Agreement, the Purchaser will acquire all of CW Financial’s interests in CWCapital for approximately $220 million, net of certain expenses and adjustments (the “Acquisition”).  Of the $220 million, $80 million will be paid in cash from the Purchaser, through a combination of existing capital and financing anticipated to be obtained.  The remaining $140 million will be paid through the issuance of shares of the Company’s common stock (the “Stock Consideration”).  Upon the closing of the Acquisition, it is anticipated that the Stock Consideration will total, and CW Financial will thereby own, approximately 11.6 million shares of the Company’s common stock, or approximately 34 percent of the Company on a fully diluted basis, subject to the adjustments described in the next sentence.  Pursuant to the Purchase Agreement, the number of shares constituting the Stock Consideration is fixed at such 11.6 million shares (and the common stock price at $12.02) within a “collar” of a 30 percent upward or downward fluctuation in the volume weighted average price of the common stock within the 20 consecutive trading days immediately preceding the third trading day prior to the closing date, outside of which “collar” the number of shares constituting the Stock Consideration would be variable based on the price of the common stock.  In accordance with the terms of the Purchase Agreement, CW Financial may not transfer the Stock Consideration for a period of 180 days after the closing of the Acquisition.

Pursuant to the rules of the New York Stock Exchange (which require the Company to obtain stockholder approval prior to issuing common stock, if the issuance would constitute more than 20 percent of the total number of shares of common stock outstanding before the issuance), the issuance of the Stock Consideration is subject to approval by the vote of a majority of the shares of the Company’s common stock entitled to vote at a meeting held for that purpose.  As the Company previously reported, the date of the special stockholder meeting for approving of the Company’s issuance of the Stock Consideration is August 30, 2012.  The completion of the Acquisition is subject to various other conditions, including obtaining certain regulatory approvals and the approval of certain governmental authorities.  Subject to the satisfaction or waiver of the closing conditions of the Purchase Agreement, the Company expects the Acquisition to close by the end of the third quarter of 2012.

NOTE 4—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consist of the following activity for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Contractual loan origination related fees, net	$17,092	$15,335	$27,371	$22,693
Fair value of expected future cash flows from servicing recognized at commitment	18,083	16,495	28,167	26,550
Fair value of expected guaranty obligation	(1,241)	(541)	(1,802)	(1,127)
Total gains from mortgage banking activities	$33,934	$31,289	$53,736	$48,116

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

The fair value of the MSRs was $176.2 million and $158.5 million at June 30, 2012 and December 31, 2011, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at June 30, 2012, is a decrease in the fair value of $5.3 million.

The impact of a 200 basis point increase in the discount rate at June 30, 2012, is a decrease in the fair value of $10.2 million.

Activity related to capitalized MSRs for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$142,621	$112,829	$137,079	$106,189
Additions, following the sale of loan	13,837	11,237	26,864	23,132
Amortization	(6,701)	(5,200)	(13,051)	(10,169)
Pre-payments and write-offs	(224)	(269)	(1,359)	(555)
Ending balance	$149,533	$118,597	$149,533	$118,597

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

A summary of our guaranty obligation for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$10,447	$9,136	$9,921	$8,928
Guaranty obligation recognized, following the sale of loan	785	690	1,787	1,279
Amortization of guaranty obligation	(486)	(428)	(962)	(809)
Ending Balance	$10,746	$9,398	$10,746	$9,398

We evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. A summary of our allowance for risk-sharing for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$14,522	$11,619	$14,917	$10,873
Provision for risk sharing obligations	750	1,764	1,974	2,510
Write-offs	(1,643)	—	(3,262)	—
Ending Balance	$13,629	$13,383	$13,629	$13,383

As of June 30, 2012, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.9 billion. The maximum quantifiable contingent liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 7—SERVICING

The total amount of loans the Company was servicing for various institutional investors was $17.6 billion as of June 30, 2012.

NOTE 8—NOTES PAYABLE

Warehouse notes payable—To provide financing to borrowers under GSE and HUD programs, and to assist in funding loans held for investment, the Company has arranged for committed warehouse lines of credit in the amount of $535 million with certain national banks and a $250 million uncommitted facility with Fannie Mae. In support of each of these credit facilities, the Company has pledged substantially all of its loans held for sale and all of its loans held for investment under the Company’s approved programs.  At June 30, 2012, borrowings aggregated $373.0 million under the warehouse facilities. The borrowing rates under these warehouse facilities continue to be computed based on the average 30-day LIBOR plus 1.15% to 2.50%.

For the three months ended June 30, 2012 and 2011, the Company incurred interest expense on its warehouse facilities of $1.9 million and $1.3 million; and for the six months ended June 30, 2012 and 2011, the Company incurred interest expense on its warehouse facilities of $3.5 million and $2.3 million, respectively. Included in interest expense were loan fees of $0.4 million and $0.3 million for the three months ended June 30, 2012 and 2011; and fees of $0.7 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively. The notes payable are subject to various financial covenants and the Company was in compliance with all such covenants at June 30, 2012.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	Period End
June 30, 2012
Assets
Loans held for sale	$—	$399,230	$—	$399,230
Pledged securities	21,144	—	—	21,144
Derivative assets	—	—	9,501	9,501
Total	$21,144	$399,230	$9,501	$429,875

Liabilities
Derivative liabilities	$—	$—	$1,899	$1,899
Total	$—	$—	$1,899	$1,899

December 31, 2011
Assets
Loans held for sale	$—	$268,167	$—	$268,167
Pledged securities	18,959	—	—	18,959
Derivative assets	—	—	10,638	10,638
Total	$18,959	$268,167	$10,638	$297,764

Liabilities
Derivative liabilities	$—	$—	$5,223	$5,223
Total	$—	$—	$5,223	$5,223

There were no transfers into or out of assets that are considered Level 1 or Level 2 fair value measurements.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below for the six months ended June 30, 2012 and 2011 (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
June 30, 2012
Derivative assets and liabilities, net
Beginning balance, December 31, 2011	$5,415
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(51,549)
Realized gains (losses) recorded in earnings	46,134
Unrealized gains (losses) recorded in earnings	7,602
Ending balance, June 30, 2012	$7,602

Derivative Instruments
June 30, 2011
Derivative assets and liabilities, net
Beginning balance, December 31, 2010	$4,900
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(43,324)
Realized gains (losses) recorded in earnings	38,424
Unrealized gains (losses) recorded in earnings	9,692
Ending balance, June 30, 2011	$9,692

The following table presents information about significant unobservable inputs used in the measurement of the fair value of Company’s Level 3 assets and liabilities:

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$9,501	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	1,899	Discounted cash flow	Counterparty credit risk	—

(1)         Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of June 30, 2012, and December 31, 2011, are presented below (in thousands):

	June 30, 2012
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$46,153	$46,153
Restricted cash	4,583	4,583
Pledged securities	21,144	21,144
Loans held for sale	399,230	399,230
Loans held for investment	16,392	16,500
Derivative assets	9,501	9,501
Total	$497,003	$497,111

Financial Liabilities:
Derivative liabilities	$1,899	$1,899
Warehouse notes payable	372,995	372,995
Notes payable	22,069	22,069
Total	$396,963	$396,963

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$53,817	$53,817
Restricted cash	7,164	7,164
Pledged securities	18,959	18,959
Loans held for sale	268,167	268,167
Derivative assets	10,638	10,638
Total	$358,745	$358,745

Financial Liabilities:
Derivative liabilities	$5,223	$5,223
Warehouse notes payable	218,426	218,426
Notes payable	23,869	23,869
Total	$247,518	$247,518

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

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded, and are valued using discounted cash flow models that incorporate observable prices from market participants.

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

Fair Value of Derivative Instruments and Loans Held for Sale—In the normal course of business, the Company enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by the Company. All mortgagors are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.

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

	Fair Value Adjustment Components				Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total	Derivative	Derivative	Adjustment
	Principal	Gain (Loss)	Movement	Fair Value	Contract	Contract	To Loans
(in thousands)	Amount	on Sale	Effect	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2012
Rate lock commitments	$212,076	$8,418	$(418)	$8,000	$8,000	$—	$—
Forward sale contracts	598,843	—	(398)	(398)	1,501	(1,899)	—
Loans held for sale	386,767	11,647	816	12,463	—	—	12,463
Total		$20,065	$—	$20,065	$9,501	$(1,899)	$12,463

December 31, 2011
Rate lock commitments	$226,455	$7,781	$2,785	$10,566	$10,566	$—	$—
Forward sale contracts	482,751	—	(5,151)	(5,151)	72	(5,223)
Loans held for sale	256,296	9,505	2,366	11,871	—	—	11,871
Total		$17,286	$—	$17,286	$10,638	$(5,223)	$11,871

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The reserve for loans may be posted over the first 48 months. As of June 30, 2012, the Company had pledged cash and securities in excess of these requirements. In 2010, Fannie Mae increased its collateral requirements for Tier II loans by approximately 25 basis points effective April 1, 2011. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans will remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans will increase from 50 basis points to 90 basis points and that Level 2 and Level 3 loss sharing requirements will increase. We currently have an insignificant number of loans in our portfolio which will be affected by the announced collateral changes and do not expect it will have a material impact on our future operations; however, future changes to collateral requirements may adversely impact us. Based on our aggregate Fannie Mae portfolio as of June 30, 2012, the total incremental collateral required for all existing loans over the life of the portfolio, in accordance with Fannie Mae requirements, is expected to be approximately $17.8 million. Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of June 30, 2012 and June 30, 2011.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2012. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2012, the net worth requirement was $52.4 million and the Company’s net worth was $203.6 million, as defined. As of June 30, 2012, we were required to maintain at least $9.6 million of liquid assets to meet our operational liquidity requirements, as defined in the agreements, for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of June 30, 2012, we had operational liquidity of $45.6 million.

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

On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case; without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected our motion to dismiss the amended complaint. The parties agreed to postpone the commencement of a trial that was scheduled to begin July 9, 2012, and are in settlement discussions.

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

On June 29, 2012, the Company’s Board of Directors approved amendments to the 2010 Equity Incentive Plan that would: (i) increase the number of shares reserved for issuance under the 2010 Equity Incentive Plan by 3,370,000, (ii) increase individual limits of categories of awards under the 2010 Equity Incentive Plan, (iii) add additional performance measures applicable to the 2010 Equity Incentive Plan, (iv) extend the termination date of the 2010 Equity Incentive Plan, and (v) make certain other related technical amendments to the 2010 Equity Incentive Plan (collectively, the “2010 Equity Incentive Plan Amendments”). The Company’s stockholders are scheduled to vote on the 2010 Equity Incentive Plan Amendments and the re-approval of the material terms and conditions relating to performance-based compensation under the 2010 Equity Incentive Plan at the August 30, 2012 Special Meeting of Stockholders.

During 2012, the Company granted stock options, under the 2010 Equity Incentive Plan, to officers and certain employees, with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The stock options have a 10 year term and vest ratably over periods of two to three years dependent solely on continued employment. In addition, the Company granted restricted shares, under the 2010 Equity Incentive Plan, to officers, employees and non-employee directors, without cost to the grantee. The restricted share awards granted to officers and employees vest ratably over three years dependent solely on continued employment. Restricted share awards to non-employee directors fully vest one year from the date of grant.

At June 30, 2012, an additional 496,309 shares remain available for grant under the 2010 Equity Incentive Plan.

The following table provides additional information regarding the Company’s 2010 Equity Incentive Plan for the six months ended June 30, 2012 (dollars in thousands, except per share amounts):

	Options / Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Restricted Shares
Nonvested at beginning of period	449,236
Granted	574,709
Vested	(56,674)
Forfeited	(36,360)
Nonvested at end of period	930,911	$—		$11,962

Stock Options
Outstanding at beginning of period	214,987
Granted	297,981
Exercised	—
Forfeited	—
Expired	—
Outstanding at end of period	512,968	$12.83	9.4	$11
Exercisable at end of period	71,660	$12.52	8.7	$24

The fair value of stock option awards granted during 2012 was estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

2012
Estimated option life	6.00 years
Risk free interest rate	1.09%
Expected volatility	45.76%
Expected dividend rate	0.00%
Weighted average grant date fair value per share of options granted	$5.79

The fair values of the restricted stock that vested during the three and six months ended June 30, 2012 and 2011 (in thousands) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Restricted stock	$254	$—	$700	$—

For the three months ended June 30, 2012 and June 30, 2011 share based payment expense was $1.0 million and $0.6 million, respectively. For the six months ended June 30, 2012 and June 30, 2011 share based payment expense was $1.7 million and $1.0 million, respectively. As of June 30, 2012 the total unrecognized compensation cost for outstanding restricted shares and options was $11.1 million, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period, with the latest vesting date being June 5, 2015.

NOTE 12—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding used to calculate basic earnings per share	21,779,379	21,629,463	21,764,976	21,606,233

Dilutive securities
Unvested restricted shares	196,474	113,449	149,476	89,593
Weighted average number of shares and share equivaltents outstanding used to calculate diluted earnings per share	21,975,853	21,742,912	21,914,452	21,695,826

The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Options issued under the 2010 Equity Incentive Plan to purchase 214,987 shares of common stock (in both 2012 and 2011), and 219,259 and 0 restricted shares were outstanding during the three months ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options issued under the 2010 Equity Incentive Plan to purchase 214,987 shares of common stock (in both 2012 and 2011), and 219,259 and 0 restricted shares were outstanding during the six months ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 13—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2011	21,748,598	$217	$81,190	$82,245	$163,652
Net income	—	—	—	15,131	15,131
Issuance of common shares in connection with equity incentive plans	56,674	1	—	—	1
Repurchase and retirement of common stock	(9,893)	—	(124)	—	(124)
Stock-based compensation	—	—	1,709	—	1,709
Tax benefit from vesting of restricted shares	—	—	(5)		(5)
Balances at June 30, 2012	21,795,379	$218	$82,770	$97,376	$180,364

NOTE 14—TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2012, Credit Suisse Securities (USA) LLC, through its ownership of Column, owns a 22% interest in the Company. From time to time, Credit Suisse refers HUD related financing opportunities to the Company, for which it receives fees. For the three and six months ended June 30, 2012, Credit Suisse earned fees of $0.8 million and $0.8 million, respectively, for the referral of HUD transactions to the Company (co-broker fees). At June 30, 2012, the Company had accrued $0.8 million of co-broker fees payable to Credit Suisse.

On February 9, 2012, the Company entered into an amendment to the agreement regarding the allocation of origination fees and trade premiums generated by certain transactions, amending the terms of the allocation of origination fees and trade premiums between Credit Suisse and the Company and providing for other terms and conditions with respect to future loan origination opportunities. The amendment resulted in a $2.5 million reduction in the amount the Company owed to Credit Suisse at December 31, 2011, which was recognized as Other revenues in the six months ended June 30, 2012.

A subsidiary of the Company has contracted with Walker & Dunlop Fund Management, LLC (the “Advisor”), a registered investment advisor, of which Mr. Walker, our Chairman, President and Chief Executive Officer, is the sole member, for the Advisor to provide investment advisory services to a real estate fund pursuant to an investment advisory agreement. The Company provides consulting, overhead and other corporate services to the Advisor pursuant to a corporate services agreement for a fee which approximates the Company’s costs for such services.

A third party entity, Walker & Dunlop Multifamily Equity I, LLC (the “Managing Member”), in which Mr. Walker and other individuals hold ownership, is the managing member of an investment fund. The Company provides consulting and related services to the Managing Member pursuant to a corporate services agreement for a fee which approximates our cost for such services.

The amount of such fees was $0.2 million for each of the three months ended June 30, 2012 and 2011; and was approximately $0.4 million and $0.3 million for the six months ended June 30, 2012 and 2011.

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

We fund loans for GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed. In cases where we do not fund the loan, we act as a loan broker and service some of the loans. Our originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers’ needs. These loans are then funded directly by the institutional lender and we receive an origination fee for placing the loan and a servicing fee for any loans we service.

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

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Except for certain Fannie Mae DUS loans acquired in the acquisition of certain assets of Column Guaranteed LLC, in 2009, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap each loan balance subject to full risk-sharing at $60 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60 million in order to limit our maximum loss exposure on any one loan to $12 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss).

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

In July 2011, we launched our interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We closed our first loans under this program in 2012. We underwrite all loans originated through the program. During the time that they are outstanding, we assume the full risk of loss on the loans.  In addition, we service and asset-manage loans originated through the program, with the ultimate goal of providing permanent financing on the properties.

On June 7, 2012, the Company and its indirect wholly owned subsidiary, Walker & Dunlop, LLC (the “Purchaser”), entered into an agreement to acquire CWCapital LLC (“CWCapital”), a direct wholly owned subsidiary of CW Financial Services LLC (“CW Financial”), pursuant to a purchase agreement of the same date, by and among the Company, the Purchaser, CW Financial and CWCapital (the “Purchase Agreement”).

On the terms and subject to the conditions of the Purchase Agreement, the Purchaser will acquire all of CW Financial’s interests in CWCapital for approximately $220 million, net of certain expenses and adjustments (the “Acquisition”).  Of the $220 million, $80 million will be paid in cash from the Purchaser, through a combination of existing capital and financing anticipated to be obtained.  The remaining $140 million will be paid through the issuance of shares of the Company’s common stock (the “Stock Consideration”).  Upon the closing of the Acquisition, it is anticipated that the Stock Consideration will total, and CW Financial will thereby own, approximately 11.6 million shares of the Company’s common stock, or approximately 34% of the Company on a fully diluted basis, subject to the adjustments described in the next sentence.  Pursuant to the Purchase Agreement, the number of shares constituting the Stock Consideration is fixed at such 11.6 million shares (and the common stock price at $12.02) within a “collar” of a 30 percent upward or downward fluctuation in the volume weighted average price of the common stock within the 20 consecutive trading days immediately preceding the third trading day prior to the closing date, outside of which “collar” the number of shares constituting the Stock Consideration would be variable based on the price of the common stock.  In accordance with the terms of the Purchase Agreement, CW Financial may not transfer the Stock Consideration for a period of 180 days after the closing of the Acquisition.

Pursuant to the rules of the New York Stock Exchange (which require the Company to obtain stockholder approval prior to issuing common stock, if the issuance would constitute more than 20 percent of the total number of shares of common stock outstanding before the issuance), the issuance of the Stock Consideration is subject to approval by the vote of a majority of the shares of the Company’s common stock entitled to vote at a meeting held for that purpose.  As the Company previously reported, the date of the special stockholder meeting for approving of the Company’s issuance of the Stock Consideration is August 30, 2012.  The completion of the Acquisition is subject to various other conditions, including obtaining certain regulatory approvals and the approval of certain governmental authorities.  Subject to the satisfaction or waiver of the closing conditions of the Purchase Agreement, the Company expects the Acquisition to close by the end of the third quarter of 2012.

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

Overview of Current Business Environment

Thus far in 2012, U.S. multifamily market fundamentals have continued their improvement following the macroeconomic instability experienced in recent years. Occupancy rates and effective rents appear to have increased based upon increased rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Despite this improvement in some market fundamentals, recovery of the overall real estate market continues to be challenged by the slow recovery of the broader economy.

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

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2012 and 2011. The financial results are not necessarily indicative of future results. Our business is not typically subject to seasonal trends. However, our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Origination Data:
Origination Volumes by Investor
Fannie Mae	$610,139	$555,263	$878,040	$859,088
Freddie Mac	223,291	213,025	307,808	264,431
Ginnie Mae - HUD	97,317	282,269	209,920	364,585
Other (1)	406,235	258,825	615,670	328,775
Total	$1,336,982	$1,309,382	$2,011,438	$1,816,879

Key Metrics (as a percentage of total revenues):
Personnel expenses	37%	30%	36%	31%
Other operating expenses	14%	10%	14%	10%
Total expenses	68%	57%	70%	59%
Operating margin	32%	43%	30%	41%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.28%	1.17%	1.36%	1.25%
Fair value of MSRs created, net	1.26%	1.22%	1.31%	1.40%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (2)	1.81%	1.52%	1.89%	1.71%

	As of June 30,
	2012	2011
Servicing Portfolio by Type:
Fannie Mae	$10,618,195	$9,922,926
Freddie Mac	3,395,683	2,556,343
Ginnie Mae - HUD	1,578,227	1,073,400
Other (1)	1,970,727	1,873,235
Total	$17,562,832	$15,425,904

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.23%	0.22%

(1) CMBS, life insurance companies, commercial banks and interim loans. 2012 origination volume includes $16.5 million interim loan volume, which is classified as held for investment.

(2) The fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligation retained, as a percentage of GSE and HUD volume reflects revenue recognized, as a percentage of loan origination volume, on those loans which the Company will record an MSR upon sale of the loan. No MSRs are recorded on “Other” originations or interim loan originations. For the three and six months ended June 30, 2012, interim loan volume was $9.5 million and $16.5 million, respectively.

Overview

Our net income was $9.3 million for the three months ended June 30, 2012, compared to $11.1 million for the three months ended June 30, 2011, a 17% decrease. For the six months ended June 30, 2012, our net income was $15.1 million, compared to $17.8 million for the same period in 2011, a 15% decrease. Our total revenues were $46.7 million for the three months ended June 30, 2012, compared to $42.4 million for the three months ended June 30, 2011, a 10% increase. The increase in revenues for the three months ended June 30, 2012, was primarily attributable to the 2% increase in origination volumes and 22% increase in servicing fees, when compared to the same period in the prior year. For the six months ended June 30, 2012, our total revenues were $81.1 million, compared to $71.4 million for the same period a year ago, a 14% increase. The increase in revenues for the six months ended June 30, 2012, was primarily attributable to the 11% increase in origination volumes and 22% increase in servicing fees, when compared to the same period in the prior year. Our total expenses were $31.6 million for the three months ended June 30, 2012, compared to $24.2 million for the three months ended June 30, 2011, a 31% increase. During the six months ended June 30, 2012, our total expenses were $56.5 million, compared to $42.3 million for the same period a year ago, a 34% increase.  Increases in expenses in both the three and six months ended June 30, 2012, when compared to the same periods in the prior year, are primarily attributable to increases in personnel, professional fees and amortization as we grow the scale of our loan origination platform, execute on strategic initiatives and grow our servicing portfolio. Our consolidated income from operations was $15.1 million for the three months ended June 30, 2012, compared to $18.2 million for the three months ended June 30, 2011, a 17% decrease. For the six months ended June 30, 2012, our consolidated income from operations was $24.6 million, compared to $29.1 million for the same period a year ago, a 15% decrease.  Our operating margins were 32% and 30% for the three and six months ended June 30, 2012, respectively, compared to 43% and 41% for the three and six months ended June 30, 2011, respectively.

Revenues

Gains From Mortgage Banking Activities.  Gains from mortgage banking activities were $33.9 million for the three months ended June 30, 2012, compared to $31.3 million for the three months ended June 30, 2011, an 8% increase. For the six months ended June 30, 2012, gains from mortgage banking activities were $53.7 million, compared to $48.1 million for the same period a year ago, a 12% increase. Gains from mortgage banking activities reflect the fair value of loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees (collectively, “loan origination related fees”), and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained.

Loan origination related fees were $17.1 million for the three months ended June 30, 2012, compared to $15.3 million for the three months ended June 30, 2011, an 11% increase. The increase is primarily attributable to the 2% increase in origination volume, to $1.3 billion for the three months ended June 30, 2012. Origination fees as a percentage of origination volumes were 128 basis points for the three months ended June 30, 2012, up from 117 basis points for the same period in 2011, a 9% increase.  The increase in loan origination fees as a percentage of loan origination volumes is primarily attributable to increased fees and premiums across the Company’s product offerings. For the six months ended June 30, 2012, loan origination related fees were $27.4 million, compared to $22.7 million for the same period a year ago, 21% increase. These increases were primarily attributable to an 11% increase in loan origination volume, to $2.0 billion. For the six months ended June 30, 2012, origination fees as a percentage of origination volumes were 136 basis points, an increase of 9% from 125 basis points for the six months ended June 30, 2011.

The fair value of the expected net future cash flows associated with the servicing of originated loans was $16.8 million for the three months ended June 30, 2012, compared to $16.0 million for the three months ended June 30, 2011, a 6% increase. The increase was primarily attributable to the increase in loan origination volume. The fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was 126 basis points for the three months ended June 30, 2012, compared to 122 basis points for the three months ended June 30, 2011, a 3% increase. However, the fair value of the expected net future cash flows associated with the servicing of originated GSE and HUD loans, as a percentage of origination volumes, was 181 basis points for the three months ended June 30, 2012, compared to 152 basis points for the three months ended June 30, 2011, a 19% increase. For the six months ended June 30, 2012, expected net future cash flows were $26.4 million, compared to $25.4 million for the same period a year ago, a 4% increase. This increase was primarily attributable to an 11% increase in loan origination volume. The fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was 131 basis points for the six months ended June 30, 2012, compared to 140 basis points for the six months ended June 30, 2011. The fair value of the expected net future cash flows associated with the servicing of originated GSE and HUD loans, as a percentage of origination volumes, was 189 basis points for the six months ended June 30, 2012, compared to 171 basis points for the same period in 2011, an 11% increase. Due to the higher relative proportions of Other originations in the three and six months ended June 30, 2012, increases in the fair value of expected net future cash flows associated with the servicing of GSE and HUD loans, per dollar originated drove the increases in revenues recognized in the three and six months ended June 30, 2012.

Servicing Fees.    Servicing fees were $9.8 million for the three months ended June 30, 2012, compared to $8.0 million for the three months ended June 30, 2011, a 22% increase. For the six months ended June 30, 2012, servicing fees were $19.2 million, compared to $15.8 million for the same period a year ago, a 22% increase. These increases in the three and six months ended June 30, 2012 were primarily attributable to a 14% increase in the size of the servicing portfolio to $17.6 billion at June 30, 2012, from $15.4 billion at June 30, 2011, coupled with an increase in the weighted-average servicing fee rate to 23 basis points at June 30, 2012 from 22 basis points at June 30, 2011, a 5% increase. The increase in the weighted average servicing fee rate is attributed to turnover within the portfolio and the resulting increase in higher servicing fee revenue loans, as a percentage of the overall portfolio.

Net Warehouse Interest Income.    Net warehouse interest income was $1.1 million and $2.0 million for the three and six months ended June 30, 2012, compared to $1.1 million and $1.8 million for the three and six months ended June 30, 2011, increases of 1% and 13%, respectively. The increases in the three and six months ended June 30, 2012, were primarily attributable to both increases in origination volumes and increases in the average warehouse balance and the average number of days that loans have been held in warehouse, which have offset decreases in coupon rates on loans funded and outstanding during the warehouse period. The components of net warehouse interest income are (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Warehouse interest income	$2,978	$2,380	$5,553	$4,101
Warehouse interest expense	1,904	1,321	3,542	2,325
Net warehouse interest income	$1,074	$1,059	$2,011	$1,776

Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $0.5 million for the three months ended June 30, 2012, compared to $0.4 million for the three months ended June 30, 2011, a 30% increase. During the six months ended June 30, 2012, escrow earnings and other interest income was $1.1 million, compared to $0.8 million for the same period a year ago, a 38% increase. These increases were primarily attributable to an increase in the rate earned on certain escrow holdings, coupled with greater escrow balances associated with the growth in the servicing portfolio.

Other.    Other income was $1.4 million for the three months ended June 30, 2012, compared to $1.6 million for the three months ended June 30, 2011, a 15% decrease. The decrease in the three months ended June 30, 2012, when compared to the same period in 2011 was primarily attributable to decreases in prepayment penalties and application fees. During the six months ended June 30, 2012, other income was $5.1 million, compared to $5.0 million for the same period a year ago, a 3% increase. The increase in the six months ended June 30, 2012, when compared to the six months ended June 30, 2011, was primarily attributable to an increase in advisory fees.  In the six months ended June 30, 2012, the Company recognized a $2.5 million gain resulting from an amendment to the contract that specified the allocation of origination fees and trade premiums for the refinance of a portfolio of loans. While there was no similar transaction for the six months ended June 30, 2011, during that period a borrower entered into a purchase and sale agreement for properties which served as collateral for a credit facility, which resulted in a $2.5 million assumption fee.

Expenses

Personnel.    Personnel expense was $17.4 million for the three months ended June 30, 2012, compared to $12.9 million for the three months ended June 30, 2011, a 35% increase. Personnel expense as a percentage of total revenues was 37% for the three months ended June 30, 2012, compared to 30% for the same period in 2011. For the six months ended June 30, 2012, personnel expense was $29.0 million, compared to $22.1 million for the same period a year ago, a 31% increase. These increases were primarily attributable to increases in loan origination related fees on which the resulting producer commissions are based, as well as increases in fixed compensation expense as the Company grows its loan origination platform, adding four new regional offices and 41 full time employees, since June 30, 2011.

Amortization and Depreciation.    Amortization and depreciation expense was $6.7 million for the three months ended June 30, 2012, compared to $5.1 million for the three months ended June 30, 2011, a 33% increase. For the six months ended June 30, 2012, amortization and depreciation expense was $14.0 million, compared to $10.0 million for the same period a year ago, a 40% increase. These increases were primarily attributable to an increase in the mortgage servicing rights portfolio balance due to increases in the loan origination volume and capitalized mortgage servicing rights in the preceding periods. In addition, for the six months ended June 30, 2012, amortization expense included charges of $1.4 million for the write-off of mortgage servicing rights due to the prepayment of the underlying loans, the majority of which related to the prepayment of a large portfolio that was an atypical, highly negotiated transaction, for which we did not share in any associated prepayment penalties charged to the borrower. For the six months ended June 30, 2011, similar charges for prepayments and write-offs were $0.6 million.

Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $0.8 million for the three months ended June 30, 2012, compared to $1.8 million for the three months ended June 30, 2011, a $1.0 million, or 57%, decrease. For the six months ended June 30, 2012, the provision for risk-sharing obligations was $2.0 million, compared to $2.5 million for the same period a year ago, a 21% decrease. For the three months ended June 30, 2012 and 2011, the provision for risk-sharing obligations was one and three basis point(s) of the Fannie Mae at risk portfolio balances, respectively. For the six months ended June 30, 2012 and 2011, the provision for risk-sharing obligations was two and four basis points of the Fannie Mae at risk portfolio balances, respectively. In the three and six months ended June 30, 2012, amounts recorded to the provision for risk-sharing obligations primarily related to the addition of one new loan loss estimate and refinements of loss estimates on loans with existing allowances. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

The 60+ day delinquency rate decreased to 0.05% of the at risk portfolio at June 30, 2012, from 0.14% of the at risk portfolio at June 30, 2011, and the allowance for risk-sharing obligations as a percentage of the specifically identified at risk balances increased to 10.24% at June 30, 2012, compared to 8.7% at June 30, 2011. There were net write-offs of $1.6 million and $3.3 million for the three and six months ended June 30, 2012, respectively. There were no net write-offs for the same period a year ago.  Net write-offs represent the cash settlement of losses previously recorded to the provision. We have not been party to, or incurred any losses relating to, troubled debt restructurings within our at risk servicing portfolio.

Interest Expense on Corporate Debt.    The interest expense on corporate debt was $0.2 million for the three months ended June 30,

2012, compared to $0.2 million for the three months ended June 30, 2011, a 24% decrease. During the six months ended June 30, 2012, interest expense on corporate debt was $0.3 million, compared to $0.5 million for the same periods a year ago, a 29% decrease. These decreases were primarily attributable to a 14% decrease in the average corporate debt outstanding due to contractual principal reduction payments.

Other Operating Expenses.    Other operating expenses were $6.6 million for the three months ended June 30, 2012, compared to $4.3 million for the three months ended June 30, 2011, a 55% increase. For the six months ended June 30, 2012, other operating expenses were $11.2 million, compared to $7.3 million for the same period a year ago, a 54% increase. These increases in the three and six months ended June 30, 2012 were primarily attributable to an increase in professional fees when compared to the same periods in 2011. The increase in professional fees resulted from $1.1 million of legal and advisory charges incurred to date related to the pending acquisition of CWCaptial LLC, as well as $0.5 million of recruiting fees paid in connection with the growth of our origination platform.

Income Tax Expense.    Income tax expense for the three and six months ended June 30, 2012 was $5.8 million and $9.5 million, respectively. Income tax expense for the three and six months ended June 30, 2011 was $7.1 million and $11.3 million, respectively. The decreases in the three and six months ended June 30, 2012 were primarily attributable to lower net operating income compared to the same periods in 2011.

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

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Our unrestricted cash balance was $46.2 million and $38.2 million as of June 30, 2012, and June 30, 2011, respectively, an $8 million increase.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash used in operating activities was $140.2 million for the six months ended June 30, 2012, compared to cash used in operating activities of $158.1 million for the six months ended June 30, 2011.  The decrease in cash flows used in operations in the six months ended June 30, 2012 is primarily attributable to the net use of $130.4 million for the funding of loan originations, net of sales of loans to third parties; compared to the use of $156.1 million for the funding of loan originations, net of sales to third parties in the six months ended June 30, 2011.  Excluding cash provided by and used for the sale and purchase of loans, cash flows used in operations was $9.8 million in the six months ended June 30, 2012, compared to cash flows used in operations of $2.0 million for the six months ended June 30, 2011.

We invested $20.1 million and $0.6 million for the six months ended June 30, 2012, and 2011, respectively, a $19.5 million increase. The increase is primarily attributable to the investment of $16.4 million in two interim loans held for investment and the remaining increase represents investments in property, plant and equipment as the Company expands its corporate headquarters and the number of regional offices.

Cash provided by financing activities was $152.6 million for the six months ended June 30, 2012, compared to $163.6 million for the six months ended June 30, 2011. This decrease was primarily attributable to the decrease borrowings of warehouse notes payable, concurrent with the funding and subsequent sale of loan originations.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2012. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2012, the net worth requirement was $52.4 million and the Company’s net worth was $203.6 million, as defined. As of June 30, 2012, we were required to maintain at least $9.6 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2012, we had operational liquidity of $45.6 million.

Under our warehouse lines of credit and term note agreements, we are required to comply with various financial covenants. See “Sources of Liquidity”.  As of June 30, 2012, we were in compliance with all such financial covenants.

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

Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of June 30, 2012 we pledged securities of $21.1 million to collateralize our Fannie Mae DUS risk-sharing obligations, which was in excess of current requirements.

We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. Fannie Mae has recently increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of June 30, 2012, the additional proposed collateral required by the end of the three year period is expected to be approximately $17.8 million. In October 2011, Fannie Mae initiated a process to reassess the adequacy of its collateral requirements on an annual basis. The Company has not received any indication as to the current status or expected outcome of the reassessment at this time.

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

We have a $150 million committed warehouse line agreement that matures on November 26, 2012. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac and HUD loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 200 basis points. As of June 30, 2012, we had $10.6 million of borrowings outstanding under this line and corresponding loans held for sale.

On March 8, 2012, we amended our $150 million committed warehouse agreement that was scheduled to mature on June 29, 2012. The agreement provides us with the ability to fund our Fannie Mae, Freddie Mac and HUD loans. The amendment extended the maturity date to February 28, 2013, increased the credit limit from $150 million to $350 million, and reduced the rate for borrowing from the average 30-day LIBOR plus 200 basis points to the average 30-day LIBOR plus 185 basis points. As of June 30, 2012, we had $246.6 million of borrowings outstanding under this line and corresponding loans held for sale.

We have a $250 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR plus 115 basis points. As of June 30, 2012, we had $103.4 million of borrowings outstanding under this program. There is no expiration date for this facility.

We had an unlimited master purchase and sale agreement which expired on March 16, 2012. In anticipation of the expiration of the master purchase and sale agreement, we amended one of our committed warehouse lines as described above, and on March 16, 2012, we allowed the master purchase and sale agreement to expire.

We have a $35 million committed warehouse line agreement that matures on July 21, 2013, subject to one year extensions at the lenders’ discretion. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to the Company. As of June 30, 2012, we had $12.4 million of borrowings outstanding under this line and two corresponding loans held for investment.

All of the notes payable, including the warehouse facilities, are senior obligations of the Company. The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of June 30, 2012, we were in compliance with all of our warehouse line covenants.

Debt Obligations

On October 31, 2006, we entered into a $42.5 million term note agreement which was originally scheduled to mature on October 31, 2011. On May 11, 2011, the agreement was amended, extending the maturity date to October 31, 2015. Borrowings under the agreement bear interest at the average 30-day LIBOR plus 250 basis points. All of the ownership interests in our operating subsidiary are pledged as collateral for the note. The loan has annual principal reductions of $3.6 million. As of June 30, 2012, the outstanding note balance was $21.6 million.

During 2008, we purchased small amounts of subsidiary equity from certain existing employees and issued notes that are subordinated to the term note agreement. The notes bear interest at the 90-day LIBOR plus 200 basis points and will be repaid in five annual installments after the term note has been repaid. As of June 30, 2012, the aggregate outstanding balance of the notes was $0.5 million.

In connection with the Company’s pending acquisition of CWCapital LLC, the Company obtained a commitment letter, dated June 8, 2012 (the “Commitment Letter”), pursuant to which the Company’s existing term note financing could be amended or replaced to provide for an increase in the amount of borrowings thereunder to the aggregate sum of $83 million (the “Senior Term Loan Facility”), substantially all of the proceeds of which would be used for the purposes of the Acquisition.

The Commitment Letter is subject to, among other conditions (i) the negotiation, execution and delivery of definitive documentation for the Senior Term Loan Facility consistent with the Commitment Letter, and (ii) no change, occurrence or development having occurred or becoming known to the lender since March 31, 2012 that, after giving effect to the Acquisition on a pro forma basis, has had or could reasonably be expected to have a Material Adverse Effect with respect to the Company.

The terms and conditions of the Commitment Letter contemplate that the Company will agree to observe certain customary financial covenants under the Senior Term Loan Facility, including the following requirements:

•                  Maintenance of certain minimum tangible net worth, liquid asset (i.e., cash, cash equivalents, and self-funded mortgage loans covered by binding purchase commitments from Fannie Mae, Freddie Mac or another investor approved by the Administrative Agent in its sole discretion), and EBITDA values;

•                  Maintenance of a debt service coverage ratio of not less than 3:1;

•                  Subject to certain exceptions, (i) all mortgage loans comprised by the Company’s consolidated servicing portfolio may not be less than $20 billion at any time, and (ii) all Fannie Mae DUS mortgage loans comprised by the Company’s consolidated servicing portfolio may not be less than $10.0 billion at any time;

•                  Maintenance of an LTSV ratio (i.e., the quotient, expressed as a percentage, of (i) the outstanding unpaid principal balance of the Senior Term Facility divided by (ii) the then fair market value of all servicing contracts of the Company) of no greater than 40 percent;

•                  Of the total unpaid principal amount of Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio, no more than a to-be-specified percent thereof may be 60 or more days past due or otherwise in default; and

•                  Maintenance of specified not-to-exceed limits on the ratio of adjusted funded debt to four-quarter EBITDA.

The Commitment Letter provides that all commitments and undertakings of Bank of America thereunder will expire on October 31, 2012, unless definitive documentation for the Senior Term Loan Facility is executed and delivered prior to such date. Additionally, the Commitment Letter provides that if, as of October 31, 2012, the Closing has not occurred but the Acquisition has not been terminated, then, upon request of the Company, the lender will, acting in good faith, consider extending the expiration date of its commitments under the Commitment Letter to no later than December 31, 2012.

The Company has agreed that, until such expiration or earlier termination of this Commitment Letter, it will not solicit or otherwise enter into any discussions in respect of, any competing senior credit facility or facilities for the Company and its subsidiaries.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Key Credit Metrics
Unpaid principal balance:
Total servicing portfolio	$17,562,832	$15,425,904	$17,562,832	$15,425,904
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	7,286,612	6,122,892	7,286,612	6,122,892
Fannie Mae Modified Risk	2,214,869	2,109,525	2,214,869	2,109,525
Fannie Mae No Risk	1,116,714	1,690,509	1,116,714	1,690,509
Total Fannie Mae	$10,618,195	$9,922,926	$10,618,195	$9,922,926

Fannie Mae at risk servicing portfolio (1)	$8,269,204	$7,019,060	$8,269,204	$7,019,060
60+ Day delinquencies, within at risk portfolio	4,008	9,535	4,008	9,535
At risk loan balances associated with allowance for risk-sharing obligations (2)	$133,070	$153,746	$133,070	$153,746

Allowance for risk-sharing obligations:
Beginning balance	$14,522	$11,619	$14,917	$10,873
Provision for risk-sharing obligations	750	1,764	1,974	2,510
Net write-offs	(1,643)	—	(3,262)	—
Ending balance	$13,629	$13,383	$13,629	$13,383

60+ Day delinquencies as a percentage of the at risk portfolio	0.05%	0.14%	0.05%	0.14%
Provision for risk-sharing as a percentage of the at risk portfolio	0.01%	0.03%	0.02%	0.04%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.16%	0.19%	0.16%	0.19%
Net write-offs as a percentage of the at risk portfolio	0.02%	0.00%	0.04%	0.00%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	10.24%	8.70%	10.24%	8.70%

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

As of June 30, 2012 and 2011, $4.0 million and $9.5 million, respectively, of our Fannie Mae at risk balances were more than 60 days delinquent. For the three months ended June 30, 2012 and 2011, our provisions for risk-sharing obligations were $0.8 million and $1.8 million, respectively, or one basis point and three basis points of the Fannie Mae at risk balance, respectively.

As of June 30, 2012 and 2011, our allowance for risk-sharing obligations was $13.6 million and $13.4 million, respectively, or 16 basis points and 19 basis points of the Fannie Mae at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of June 30, 2012, we have advanced $4.8 million of principal and interest payments on the loans associated with our $13.6 million allowance. Accordingly, if the $13.6 million in estimated losses is ultimately realized, the Company would be required to fund an additional $8.8 million.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is effectuated within 60 days of closing. The interest rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would increase or decrease, respectively, our annual earnings by approximately $2.6 million based on our escrow balance as of June 30, 2012. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $3.7 million based on our outstanding warehouse balance as of June 30, 2012. Approximately $21.6 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.2 million based on our outstanding corporate debt as of June 30, 2012. Our loans held for investment and associated warehouse borrowings are based on LIBOR, and reset at the same intervals. As a result, any increase or decrease in the average 30-day LIBOR would have an equal and offsetting impact on our interim loan interest income and expense, and no impact on our annual earnings.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $5.3 million or $5.7 million, respectively, as of June 30, 2012. Our Fannie Mae and Freddie Mac servicing engagements generally provide for prepayment penalties, which we share in, in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. In our servicing contracts with institutional investors and HUD, we do not share in the prepayment penalties.  As of June 30, 2012, 91% of the service fees are protected from the risk of prepayment through our sharing in contractual prepayment penalties; hence, we do not hedge our servicing portfolio for prepayment risk.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in legal proceedings affecting us and our subsidiaries, except as described below. The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Funding Litigation—Previously, after the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected our motion to dismiss the amended complaint. In the second quarter of 2012, the parties agreed to postpone the commencement of a trial that was scheduled to begin July 9, 2012, and are in settlement discussions.

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

Item 1A. Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Except as discussed below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2011 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

On June 7, 2012, the Company entered into an agreement to acquire (the “Acquisition”) CWCapital LLC, (“CWCapital”), a direct wholly owned subsidiary of CW Financial Services LLC (“CW Financial” or “Seller”) pursuant to a Purchase Agreement (the “Purchase Agreement”), dated June 7, 2012, by and among Walker & Dunlop, Inc. (as “Parent”), Walker & Dunlop, LLC (as “Purchaser”), CW Financial, and CWCaptial. The risk factors related to the Acquisition present risks directly related to the Acquisition and the integration of the two companies. We have also included risks associated with each of the businesses of Walker & Dunlop and CWCapital because these risks will also affect the combined company. The risks and uncertainties described below, and in the definitive proxy materials filed with the SEC on July 26, 2012 (the “Proxy Statement”) are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations

The market price of our common stock may decline as a result of the Acquisition or the issuance of shares of our common stock.

We could encounter transaction and integration-related costs, may fail to realize all of the benefits anticipated in the Acquisition or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in our adjusted earnings per share or decrease or delay the expected accretive effect of the Acquisition and contribute to a decrease in the price of our common Stock.

In addition, we are unable to predict the potential effects of the issuance of shares of our common stock in connection with the Acquisition on the trading activity and market price of our common stock. We have granted registration rights to CW Financial for the resale of the shares of our common stock issued in connection with the Acquisition. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Common Stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The Acquisition will result in changes to our Board and management that may affect the strategy and operations of the Company.

If we complete the Acquisition, the composition of our Board and management team will change. Following the completion of the Acquisition, our Board will increase from eight to eleven directors and two of the three new directors will be designated for appointment by CW Financial. This new composition of our Board may affect our business strategy and operating decisions following completion of the Acquisition. In addition, there can be no assurances that the new Board will function effectively as a team and that there will not be any adverse effects on our business as a result.

The Acquisition is subject to a number of conditions, including the receipt of consents and clearances from domestic regulatory and quasi-governmental authorities that may not be obtained, may not be completed on a timely basis or may impose conditions that could have an adverse effect on us.

Completion of the Acquisition is conditioned upon, among other matters, the receipt of certain governmental and quasi-governmental authorizations, consents, orders, clearances or other approvals, including consents from Fannie Mae, Freddie Mac, Ginnie Mae, HUD and the Federal Housing Administration of HUD, and such other consents, approvals and clearances necessary to permit all parties to perform their obligations under the Purchase Agreement and complete the Acquisition. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Acquisition or imposing additional material costs on, or materially reducing the revenues of, our operations following the Acquisition. In addition, such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Acquisition.

Failure to complete the Acquisition could negatively impact our business, financial condition, results of operations or stock prices.

Completion of the Acquisition is conditioned upon the satisfaction of certain closing conditions, including the approval of the stock issuance by our stockholders, as set forth in the Purchase Agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the Acquisition is not consummated for these or any other reasons, our ongoing business may be adversely affected and the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Acquisition will be completed.

Current stockholders will have reduced ownership and voting interests after the Acquisition.

We will issue 11,647,255 shares of our common stock (which represents approximately 34 percent of the Company on a fully diluted basis), subject to adjustment as described within the Proxy Statement under “The Purchase Agreement”. As a result, the percentage ownership of Walker & Dunlop held by each of our current stockholders will be smaller than such stockholder’s percentage ownership of Walker & Dunlop prior to the Acquisition. Our current stockholders will, therefore, have proportionately less ownership and voting interests in Walker & Dunlop following the Acquisition than they have now.

Our future results following the Acquisition may differ materially from the unaudited pro forma financial information included in the Proxy Statement.

The unaudited pro forma combined financial information contained in the Proxy Statement is presented for purposes of presenting our historical consolidated financial statements with CWCapital’s historical financial statements as adjusted to give effect to the contemplated Acquisition and is not necessarily indicative of the financial condition or results of operations of the combined company following the Acquisition. The unaudited pro forma financial information reflects adjustments, which are based upon preliminary estimates, to allocate the purchase price to CWCapital’s acquired assets and liabilities. The purchase price allocation reflected in the Proxy Statement is preliminary, and final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets and liabilities of CWCapital as of the date of the completion of the Acquisition. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition and results of operations following the Acquisition. Any change in our financial condition or results of operations may cause significant variations in the price of our Common Stock. See the section of the Proxy Statement entitled “Unaudited Pro Forma Combined Financial Information” for more information.

The Acquisition may result in a loss of customers, clients and strategic alliances.

Prior to the Acquisition, some of the loan originators, customers, clients and strategic partners of CWCapital may terminate their business relationships with CWCapital because of uncertainty regarding the pending Acquisition. As a result of the Acquisition, some of the loan originators, customers, clients, potential customers or clients or strategic partners of Walker & Dunlop and CWCapital may terminate their business relationships with Walker & Dunlop following the Acquisition. Furthermore, potential clients or strategic partners may delay entering into, or decide not to enter into, a business relationship with us because of the Acquisition. If customer or client relationships or strategic alliances are adversely affected by the Acquisition, our business and financial performance following the Acquisition would suffer.

We depend on the recruitment and retention of qualified personnel, and failure to retain and attract such personnel could seriously harm our business.

Our continued successful performance following the Acquisition will require our business and the business of CWCapital to retain, attract and motivate skilled mortgage loan origination personnel. In light of the specialized skills of these professionals and the competitive market for their services, we cannot assure you that we will be successful at retaining, attracting and motivating qualified and high-performing, experienced mortgage loan origination professionals for those businesses. The success of our efforts in those respects may impact our ability to execute our business strategy and our future results of operations and financial condition following the Acquisition.

We may be unable to integrate CWCapital’s business with our own successfully.

Following the Acquisition, we and the Purchaser will be required to devote significant management attention and resources to integrating CWCapital’s business practices and operations with our own. Potential difficulties we may encounter as part of the integration process include the following:

•                  challenges of effectively implementing and integrating our credit standards, which we believe are material contributors to our success, with respect to the business and operations of CWCapital;

•                  the potential inability to successfully transition, maintain and develop CWCapital’s mortgage loan origination and servicing portfolio;

•                  complexities associated with managing the acquired business of CWCapital with our existing business, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a manner that minimizes any adverse impact on customers, employees and other constituencies; and

•                  potential unknown liabilities and unforeseen increased expenses or delays associated with the Acquisition.

In addition, it is possible that the integration process could result in diversion of the attention of our management which could adversely affect our ability to achieve the anticipated benefits of the Acquisition.

We may fail to uncover all liabilities of CWCapital through the due diligence process prior to the Acquisition, exposing us to potentially large, unanticipated costs.

Prior to completing the Acquisition, we expect to perform certain due diligence reviews of the business of CWCapital. In view of timing and other considerations relevant to our successfully achieving the closing of the Acquisition, our due diligence reviews will necessarily be limited in nature and may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the Acquisition. Any such liabilities could cause us to experience potentially significant losses, which could materially adversely affect our business, results of operations and financial condition.

In the event of the occurrence of certain material adverse events prior to the closing of the Acquisition with respect to CWCapital, we may nevertheless be required to close the Acquisition, which could have a material adverse effect on us.

The occurrence of the closing of the Acquisition is subject to a number of closing conditions, including that there shall not have occurred any “material adverse effect” (as specifically defined in the Purchase Agreement) on CWCapital, taken as a whole, after the date of the Purchase Agreement and continuing on the closing date. Prior to the closing of the Acquisition, events might occur that materially and adversely affect CWCapital, but that do not constitute a “material adverse effect” within the meaning of such Purchase Agreement closing conditions. If any such events were to occur, we would (without more) nevertheless be required under the Purchase Agreement to proceed with the closing of the Acquisition. Our completing the Acquisition under such circumstances could have a material adverse affect on our business, results of operations and financial condition.

We will incur substantial additional indebtedness in connection with the Acquisition.

In connection with the Acquisition, pursuant to the Commitment Letter, we expect to enter into the financing providing for up to $83 million in additional indebtedness under our Senior Term Loan Facility. As a result, following the Acquisition, we will have indebtedness that is substantially greater than our indebtedness prior to the Acquisition. This higher level of indebtedness may:

•                  require us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases, pay dividends and use for general corporate purposes;

•                  increase our vulnerability to general adverse economic conditions, including increases in interest rates if the borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher; and

•                  limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

We cannot assure you that cash flow from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness, including under our Senior Term Loan Facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness were to be accelerated.

Additional risk and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2

Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	*

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc.

4.4

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

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

Date: August 9, 2012	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Deborah A. Wilson
Deborah A. Wilson
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number		Description

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2

Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	*

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc.

4.4

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

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