Form 10-Q
period 2012-09-30
Walker & Dunlop, Inc.
filed 2012-11-08
CIK 1497770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012 there were 34,618,820 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Cash and cash equivalents	$82,613	$53,817
Restricted cash	6,991	7,164
Pledged securities, at fair value	32,080	18,959
Loans held for sale, at fair value	1,293,320	268,167
Loans held for investment	16,426	—
Servicing fees and other receivables, net	28,443	18,501
Derivative assets	37,986	10,638
Mortgage servicing rights	294,704	137,079
Goodwill	53,401	—
Intangible assets	12,490	1,196
Other assets	20,250	7,075
Total assets	$1,878,704	$522,596

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other accrued expenses	$108,941	$76,163
Performance deposits from borrowers	12,188	10,425
Derivative liabilities	17,881	5,223
Guaranty obligation, net of accumulated amortization	20,114	9,921
Allowance for risk-sharing obligations	16,844	14,917
Warehouse notes payable	1,279,947	218,426
Notes payable	83,000	23,869
Total liabilities	$1,538,915	$358,944

Stockholders’ Equity
Stockholders’ equity:
Preferred shares, Authorized 50,000,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 33,449,119 shares in 2012 and 21,748,598 shares in 2011.	334	217
Additional paid-in capital	234,981	81,190
Retained earnings	104,474	82,245
Total stockholders’ equity	$339,789	$163,652
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,878,704	$522,596

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues
Gains from mortgage banking activities	$53,400	$21,562	$107,136	$69,678
Servicing fees	13,307	8,757	32,513	24,517
Net warehouse interest income	1,248	1,052	3,259	2,828
Escrow earnings and other interest income	708	342	1,772	1,115
Other	1,463	1,643	6,568	6,621
Total revenues	$70,126	$33,356	$151,248	$104,759

Expenses
Personnel	$32,173	$11,343	$61,177	$33,413
Amortization and depreciation	17,000	6,267	31,002	16,258
Provision for risk-sharing obligations	(848)	937	1,126	3,447
Interest expense on corporate debt	388	180	719	646
Other operating expenses	9,635	4,977	20,843	12,260
Total expenses	$58,348	$23,704	$114,867	$66,024
Income from operations	$11,778	$9,652	$36,381	$38,735
Income tax expense	4,680	3,573	14,152	14,886
Net income	$7,098	$6,079	$22,229	$23,849

Basic earnings per share	$0.28	$0.28	$0.97	$1.10
Diluted earnings per share	$0.28	$0.28	$0.96	$1.10

Basic weighted average shares outstanding	25,091,153	21,629,463	22,881,795	21,614,062
Diluted weighted average shares outstanding	25,443,601	21,782,383	23,101,832	21,727,540

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$22,229	$23,849
Adjustments to reconcile net income to net cash used in operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(52,091)	(37,328)
Gain on sale of MSR, less prepayment of MSR	(9)	235
Provision for risk-sharing obligations	1,126	3,447
Amortization and depreciation	31,002	16,258
Originations of loans held for sale	(2,594,190)	(2,007,164)
Sales of loans to third parties	1,691,226	2,213,038
Stock compensation	3,384	1,724
Tax benefit from vesting of equity awards	7	—
Cash paid to settle risk-sharing obligations	(2,030)	(680)
Amortization of leasehold inducement	(58)	—
Cash allowance received from landlord	1,301	—
Cash received from sale of assets acquired	2,244	—
Changes in:
Restricted cash and pledged securities	(3,291)	(3,999)
Servicing fees and other receivables	498	(7,595)
Derivative fair value adjustments	(9,701)	319
Other assets	(5,536)	(1,061)
Accounts payable and other accruals	9,850	8,956
Performance deposits from borrowers	1,763	3,588
Net cash (used in) provided by operating activities	$(902,276)	$213,587

Cash flows from investing activities:
Capital expenditures	$(4,668)	$(1,686)
Acquisition of CWCapital LLC, net of cash acquired and other assets	(208,109)	—
Net increase in loans held for investment	(16,368)	—
Net cash used in investing activities	$(229,145)	$(1,686)

Cash flows from financing activities:
Borrowings (repayments) of warehouse notes payable, net	$951,670	$(158,300)
Borrowings (repayments) of notes payable, net	59,131	(2,853)
Debt issuance costs	(1,108)	—
Proceeds from issuance of common stock	150,698	2,053
Repurchase of common stock	(167)	—
Tax benefit from vesting of equity awards	(7)	—
Net cash provided by (used in) financing activities	$1,160,217	$(159,100)
Net increase in cash and cash equivalents	$28,796	$52,801
Cash and cash equivalents at beginning of period	53,817	33,285
Cash and cash equivalents at end of period	$82,613	$86,086

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$4,296	$2,869
Cash paid for taxes	$8,256	$10,956

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, and a Ginnie Mae issuer. The Company also originates and services loans for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker.

The Company offers its borrowers an interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The Company closed its first loans under this program in 2012. The Company underwrites all loans originated through the program. During the time they are outstanding, the Company assumes the full risk of loss on the loans.  In addition, the Company services and asset-manages loans originated through the program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s balance sheet during such time that they are outstanding.

On June 7, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”), by and among the Company, its indirect wholly owned subsidiary, Walker & Dunlop, LLC, CWCapital LLC (“CWCapital”) and CW Financial Services LLC (“CW Financial”), pursuant to which Walker & Dunlop, LLC agreed to acquire all of CW Financial’s interests in CWCapital (the “Acquisition”), for approximately $220 million, consisting of a cash payment to CW Financial of $80 million and the Company’s issuance in a private placement to CW Financial of approximately 11.6 million shares of common stock. The Acquisition closed, pursuant to the terms of the Purchase Agreement, on September 4, 2012, at which time the total consideration transferred was valued at approximately $231 million. The increase in the fair value of the consideration transferred is the result of an increase in the fair value of the Company’s common stock from execution of the Purchase Agreement to the closing date. Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company. By virtue of the Company’s ownership of CWCapital, the Company also acquired a 50% ownership in ARA Finance LLC, a joint venture with ARA Finco LLC, in which ARA Finco LLC owns the remaining 50% of ARA Finance LLC. The Company accounts for its investment in ARA Finance LLC under the equity method of accounting.

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

Comprehensive Income—For the three and nine months ended September 30, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, loans held for sale and derivative financial instruments.

The Company places cash and temporary investments with high-credit-quality financial institutions and believes no significant credit risk exists. The counterparties to the loans held for sale and funding commitments are owners of multifamily properties located throughout the United States. Mortgage loans are generally transferred or sold within 60 days from the date that a mortgage loan is funded.

There is no material counterparty risk with respect to the Company’s funding commitments as each potential borrower must make a non-refundable good faith deposit when the funding commitment is executed. The counterparty to the forward sale is generally an investment bank. There is a risk that the purchase price agreed to by the investor will be reduced in the event of a late delivery. The risk for non-delivery of a loan primarily results from the risk that a borrower does not close on the funding commitment in a timely manner. This risk is generally a risk mitigated by the non-refundable good faith deposit.

Goodwill and Other Intangible Assets—The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually. In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We evaluate our identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

See Notes 3 and 4 for additional information on goodwill and other intangible assets.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or market or on a non-accrual status at September 30, 2012 and December 31, 2011.

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

The co-broker fees for the three and nine months ended September 30, 2012 were $5.2 million and $13.6 million; and were $3.6. million and $17.4 million for the three and nine months ended September 30, 2011, respectively.

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

Under the Walker & Dunlop, Inc. 2010 Equity Incentive Plan, the Company has granted restricted stock, unrestricted stock and stock option awards. Restricted stock awards have been granted without cost to the Company’s officers, employees and non-employee directors, for which the fair value of the award was calculated as the difference between the market value of the Company’s common stock on the date of grant and the purchase price to be paid by the grantee. The Company’s stock option and restricted stock awards for its officers and employees vest, predicated on continued employment, satisfaction of performance conditions, or a combination of both. Restricted stock awards for non-employee directors fully vest after one year.

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

We had no accruals for tax uncertainties as of September 30, 2012 or December 31, 2011.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale and those held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interst income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three and nine months ended September 30, 2012 and 2011 are the following components (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Warehouse interest income	$4,169	$2,654	$9,722	$6,755
Warehouse interest expense	2,921	1,602	6,463	3,927
Net warehouse interest income	$1,248	$1,052	$3,259	$2,828

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

NOTE 3—ACQUISITION OF CWCAPITAL LLC

On June 7, 2012, the Company entered into a Purchase Agreement, by and among the Company, its indirect wholly owned subsidiary, Walker & Dunlop, LLC, CWCapital and CW Financial, pursuant to which Walker & Dunlop, LLC agreed to acquire all of CW Financial’s interests in CWCapital, for approximately $220 million (comprising a cash payment to CW Financial of $80 million and the balance consisting of the Company’s issuance in a private placement to CW Financial of approximately 11.6 million shares of common stock).

CWCapital, a Massachusetts limited liability company, was one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending, originating and selling mortgage loans pursuant to the programs of

Fannie Mae, Freddie Mac, Ginnie Mae and HUD. CWCapital had approximately 180 employees in 14 offices nationwide. In reaching its decision to recommend and approve the transaction, the Company’s management and board of directors considered a variety of factors weighing positively in favor of the Acquisition, including but not limited to, strategic benefits, CWCapital’s businesses, operating results, financial condition and management, the consideration and terms of the Purchase Agreement, financing and closing agreements.

The Acquisition closed on September 4, 2012, pursuant to the terms of the Purchase Agreement. Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. The consideration transferred at the close of the Acquisition totaled approximately $231 million, consisting of $80 million in cash and 11,647,255 shares of the Company’s common stock at a closing date fair value of $151 million.

The Company recorded the fair value of the assets acquired and liabilities assumed as of August 31, 2012, the date which the Company obtained control pursuant to the Closing Side Letter by and among the Company, Walker & Dunlop, LLC, CWCapital and CW Financial, whereby the closing of the Acquisition was deemed to have occurred and become effective at 11:59 p.m. on August 31, 2012. The Company has also included CWCapital’s results of operations and cash flows in its financial statements from August 31, 2012 forward. Amounts recorded upon the closing of the acquisition of CWCapital, are as follows (in thousands):

August 31, 2012
Assets acquired and liabilities assumed
Cash	$22,955
Pledged securities	9,657
Servicing fees and other accounts receivable	11,777
Loans held for sale	332,841
Derivative assets	19,852
Mortgage servicing rights	130,543
Other assets	3,905
Mortgage pipeline intangible asset	18,700
Accounts payable	(22,921)
Derivative liabilities	(16,107)
Guaranty obligation	(8,254)
Allowance for risk-sharing obligation	(4,063)
Notes payable	(321,222)
Goodwill	53,401
Consideration paid	$231,064

The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the remaining unallocated amount recognized as goodwill. The fair values assigned to identifiable intangible assets acquired and liabilities assumed were determined using the following approaches:

•                  Mortgage servicing rights: market and income approaches

•                  Mortgage pipeline: market and income approaches

The recognized goodwill of $53.4 million, all of which is expected to be tax deductible over 15 years, is attributed to the value of the assembled workforce, the broader scale of operations of the combined company’s national platform and the long-term expected synergies associated with the combination.

Any changes in the estimated fair values of the assets acquired and liabilities assumed as a result of the completion of the allocation of the purchase price could change the amount of the purchase price allocable to goodwill.

The total revenues and income from operations of CWCapital, since the acquisition date and included in the accompanying consolidated statements of income for both the three and nine months ended September 30, 2012, were $27.0 million and $3.9 million, respectively.

The revenues and earnings of the combined entity, as though the Acquisition had occurred as of January 1, 2011, for the nine months ended September 30, 2012 and 2011, are as follows (in thousands):

Supplementary pro forma information	For the nine months ended September 30,
(in thousands, except per share data)	2012	2011

Revenues	$256,839	$194,172
Income from operations (1)	$67,370	$47,493
Net income	$53,218	$33,682
Diluted earnings per share	$2.30	$1.55
Diluted shares outstanding	23,101,832	21,727,540

(1) Income from operations includes pro forma adjustments related to interest expense for additional term debt financing obtained to close the Acquisition as well as the additional tax expense as a result of the increased combined earnings. Pro forma adjustments increasing interest expense by $0.8 million and $1.1 million and tax expense by $12.1 million and $3.8 million are included in the supplementary pro forma information presented for 2012 and 2011, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The following summarizes the Company’s goodwill activity for the nine months ended September 30, 2012 (in thousands):

For the nine months ended,
September 30, 2012
Beginning balance	$—
Goodwill related to the CWCapital acquisition	53,401
Impairment	—
Ending balance	$53,401

The following summarizes the Company’s other intangible assets, related to acquisition activity, as of September 30, 2012 (in thousands):

	As of September 30, 2012
	Gross carrying value	Accumulated amortization	Net carrying value
Mortgage pipeline intangible asset	18,700	(7,353)	11,347
Mortgage servicing rights	130,543	(2,104)	128,439
	$149,243	$(9,457)	$139,786

The weighted average remaining lives of the Company’s intangible assets are as follows:

•                  Mortgage pipeline: the mortgage pipeline will be amortized ratably over the lives of the underlying mortgage application contracts, a term that is expected to be between 18 and 24 months but is expected to fluctuate based on customer needs and/or mortgage application cancellations.

•                  Mortgage servicing rights:  mortgage servicing rights acquired through the Acquisition are amortized using the effective yield method.  The estimated lives of the mortgage servicing rights are derived based upon the stated yield maintenance and/or prepayment protection term of the underlying loans. The weighted average remaining life of the portfolio acquired is 7.5 years.

NOTE 5—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consist of the following activity for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Contractual loan origination related fees, net	$27,674	$9,657	$55,045	$32,350
Fair value of expected future cash flows from servicing recognized at commitment	27,237	12,664	55,404	39,214
Fair value of expected guaranty obligation	(1,511)	(759)	(3,313)	(1,886)
Total gains from mortgage banking activities	$53,400	$21,562	$107,136	$69,678

NOTE 6—MORTGAGE SERVICING RIGHTS

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

Estimated Life—The estimated life of the MSRs is derived based upon the stated yield maintenance and/or prepayment protection term of the underlying loan and may be reduced by 6 to 12 months based upon the expiration of various types of prepayment penalty and/or lockout provisions prior to that stated maturity date.

Servicing Cost—The estimated future cost to service the loan for the estimated life of the MSR is subtracted from the estimated future cash flows.

The fair value of the MSRs was $320.0 million and $158.5 million at September 30, 2012 and December 31, 2011, respectively.

The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at September 30, 2012, is a decrease in the fair value of $9.4 million.

The impact of a 200 basis point increase in the discount rate at September 30, 2012, is a decrease in the fair value of $18.1 million.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Beginning balance	$149,533	$118,597	$137,079	$106,189
Additions, following the sale of loan	24,585	18,187	51,449	41,319
Additions, CWCapital acquisition	130,543	—	130,543	—
Amortization	(9,228)	(5,768)	(22,279)	(15,937)
Pre-payments and write-offs	(729)	(641)	(2,088)	(1,196)
Ending balance	$294,704	$130,375	$294,704	$130,375

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

NOTE 7—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. No guaranty is provided for loans sold under the Freddie Mac or HUD loan programs.

A summary of our guaranty obligation for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$10,746	$9,398	$9,921	$8,928
Guaranty obligation recognized, following the sale of loan	1,778	740	3,565	2,019
Guaranty obligation recognized, CWCapital acquisition	8,254	—	8,254	—
Amortization of guaranty obligation	(664)	(470)	(1,626)	(1,279)
Ending Balance	$20,114	$9,668	$20,114	$9,668

We evaluate the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, we record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. A summary of our allowance for risk-sharing for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$13,629	$13,383	$14,917	$10,873
Provision for risk sharing obligations	(848)	937	1,126	3,447
Allowance for risk-sharing obligations, CWCapital acquisition	4,063	—	4,063	—
Write-offs	—	(680)	(3,262)	(680)
Ending Balance	$16,844	$13,640	$16,844	$13,640

As of September 30, 2012, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $2.6 billion. The maximum quantifiable contingent liability is not representative of the actual loss we would incur. We would be liable for this amount only if all of the loans we service for Fannie Mae, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 8—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $33.9 billion as of September 30, 2012, and reflects the addition of $14.5 billion (unpaid principal balance) of loan servicing on September 4, 2012, through the completion of the Acquisition.

NOTE 9—NOTES PAYABLE

To provide financing to borrowers under GSE and HUD programs, and to assist in funding interim loans, the Company has arranged for committed warehouse lines of credit in the aggregate amount of $885 million with certain national banks, a temporary increase commitment of $640 million with a national bank and a $450 million uncommitted facility with Fannie Mae. Consistent with industry practice, two of these facilities are revolving commitments the Company expects to renew annually, one is a revolving commitment the Company expects to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. The Company’s ability to originate mortgage loans depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The Company had a $150 million committed warehouse line agreement that was scheduled to mature on November 26, 2012. On September 4, 2012, contemporaneously with the closing of the Acquisition, the Company entered into the Warehousing Credit and Security Agreement with a national bank to replace the existing $150 million warehouse line with a $500 million committed warehouse line that matures on September 3, 2013. The Warehousing Credit and Security Agreement provides the Company with the ability to fund its Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus 185 basis points. On December 6, 2012, the warehousing commitment amount will automatically be reduced to $425 million. On or before December 6, 2012, it is anticipated that an alternative lender will (but is not obligated to) become an assignee of up to at least $75 million of committed capacity, and may provide a maximum total commitment of $200 million. At no time will the maximum total commitment for all lenders under the Warehousing Credit and Security Agreement exceed $625 million.

The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause the Company’s operating subsidiary to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

In addition, the Warehousing Credit and Security Agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

•                  a tangible net worth covenant;

•                  an agency compliance covenant;

•                  a leverage ratio (as defined in the Warehousing Credit and Security Agreement) of not greater than 2.25;

•                  a liquid assets covenant;

•                  a servicing delinquencies covenant; and

•                  a total servicing portfolio covenant.

The Warehousing Credit and Security Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods).

On September 28, 2012, the Company amended this committed warehouse line agreement to provide for a temporary increase commitment (“Temporary Increase Agreement”) of $640 million, temporarily increasing the warehouse commitment amount available to $1.14 billion until the earliest of December 6, 2012, an event of default under the existing warehouse agreement or the termination of the warehousing commitment pursuant to the terms of the existing warehouse agreement. Borrowings under the Temporary Increase Agreement are only available when outstanding funding under the existing warehouse facility exceeds $500 million and will accrue interest at a rate of the average 30-day LIBOR plus 185 basis points. In the event the aggregate interest accrued over the term of the Temporary Increase Agreement is less than $1 million, the borrower is obligated to pay an amount equal to $1 million minus the actual accrued interest. As of September 30, 2012, there were $899.6 million of borrowings outstanding under this line and corresponding loans held for sale.

On September 4, 2012, contemporaneously with the closing of the Acquisition, the Company amended its $350 million committed warehouse agreement that was scheduled to mature on February 28, 2013. The committed warehouse facility provides the Company with the ability to fund its Fannie Mae, Freddie Mac and HUD loans. The amendment, among other things extended the maturity date to September 3, 2013, reduced the rate for borrowing from the average 30-day LIBOR plus 185 basis points to the average 30-day LIBOR plus 175 basis points and amended the negative and financial covenants to conform to those of our $500 million Warehousing Credit and Security Agreement, described above, with the exception of the leverage ratio covenant, which is not included in the amended facility. As of September 30, 2012, there were $182.7 million of borrowings outstanding under this line and corresponding loans held for sale.

The Company has a $450 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR plus 115 basis points. As of September 30, 2012, there were $74.9 million of borrowings outstanding under this program. There is no expiration date for this facility.

The Company had an unlimited master purchase and sale agreement which expired on March 16, 2012. In anticipation of the expiration of the master purchase and sale agreement, the Company amended one of our committed warehouse lines, and on March 16, 2012, the Company allowed the master purchase and sale agreement to expire.

The Company has a $35 million committed warehouse line agreement that matures on July 21, 2013, subject to one year extensions at the lenders’ discretion. The facility provides the Company with the ability to fund first mortgage loans (interim loans) on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to the Company. As of September 30, 2012, there were $12.4 million of borrowings outstanding under this line and two corresponding loans held for investment.

Upon closing the Acquisition, the Company, Walker & Dunlop, LLC, CW Financial and Walker & Dunlop Capital, LLC (formerly CWCapital) entered into agreements to amend the three outstanding warehouse lines of Walker & Dunlop Capital, LLC that existed immediately prior to the Acquisition (collectively, the “Old Warehouse Lines”) to (i) freeze the Old Warehouse Lines on the closing date of the acquisition by eliminating the ability of Walker & Dunlop Capital, LLC, or any other entity, to request advances under the Old Warehouse Lines, (ii) provide for repayment in full of any outstanding borrowings under the Old Warehouse Lines, each within a period of not more than 75 days after the closing date, and (iii) substitute CW Financial’s guarantees of the Old Warehouse Lines with guarantees by the Company. As of September 30, 2012, there were $110.5 million of borrowings outstanding under these lines.

All of the notes payable, including the warehouse facilities, are senior obligations of the Company. The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under the Company’s other debt agreements could also declare a default. As of September 30, 2012, the Company was in compliance with all of its warehouse line covenants.

Debt Obligations

On October 31, 2006, the Company entered into a $42.5 million term note agreement (the “Existing Term Loan Agreement”) which, as amended, was scheduled to mature on October 31, 2015. On September 4, 2012, and substantially contemporaneously with the closing of the Acquisition, the Company entered into a senior secured term loan credit agreement (the “Credit Agreement”) with a group of lenders that replaced the Company’s $42.5 million Existing Term Loan Agreement. The Credit Agreement provides for an $83.0 million term loan (the “Term Loan”). At September 30, 2012, there were $83.0 million of borrowings outstanding under the Credit Agreement.

On September 4, 2012 (the “Closing Date”), $61.8 million of the Term Loan proceeds were used to pay cash consideration to CW Financial under the Purchase Agreement, $20.7 million of the Term Loan proceeds were used to refinance the Existing Term Loan Agreement and the remaining $0.5 million of the proceeds were used to repay certain existing indebtedness of the Company to former equity holders in our predecessor entities (during 2008, we purchased small amounts of subsidiary equity from certain existing employees and issued notes that were subordinated to the Existing Term Loan Agreement).

The Term Loan amortizes in equal quarterly installments of $2,075,000 commencing 90 days after the Closing Date, with a final maturity date for all remaining amounts due under the Term Loan of August 31, 2017.  Other than the scheduled quarterly amortization installments, any payments of Term Loan principal during the first 18 months after the Closing Date (the “Lockout Period”) must be accompanied by a prepayment penalty fee equal to the amount of interest that would have accrued on the prepaid principal amount during the then remaining portion of the Lockout Period.

Borrowings under the Credit Agreement bear interest at a rate derived from LIBOR for a one-month interest period plus an applicable margin of 3.75%, subject to adjustment if an event of default is continuing.

The obligations of the Company under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC and Walker & Dunlop Capital, LLC (upon closing of the Acquisition, CWCapital became an indirect wholly-owned subsidiary of the Company and changed its name from CWCapital LLC to Walker & Dunlop Capital, LLC), each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on the Closing Date among the Loan Parties and the lender (the “Guarantee and Collateral Agreement”).

The Credit Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions) on the ability of the Loan Parties to create liens on their respective property, assets or revenues, to make investments, to incur indebtedness, to merge, dissolve, liquidate or consolidate with or into another person, to make a material disposition, to pay certain dividends or related distributions, to prepay, redeem or defease prior to maturity certain indebtedness, to change the nature of their business, to enter into certain transactions with affiliates, to enter into certain burdensome agreements, to amend certain material documents or to change their respective names or fiscal years.

In addition, the Credit Agreement requires the Loan Parties to abide by certain financial covenants calculated for the Company and its subsidiaries on a consolidated basis. As of September 30, 2012, the Company was in compliance with all financial covenants of the Term Loan. The most significant financial covenants are summarized as follows:

•                  Four-Quarter EBITDA (as defined in the Credit Agreement and calculated to reflect the Acquisition on a pro forma basis) of not less than $35,000,000;

•                  Debt Service Coverage Ratio (as defined in the Credit Agreement and calculated excluding interest expense on warehouse credit lines) of not less than 3.0 to 1.0; and

•                  Maximum ratio of Adjusted Funded Debt to Four-Quarter EBITDA (each as defined in the Credit Agreement) of (i) 4.0 to 1.0 for each of the fiscal quarters ending on September 30, 2012, December 31, 2012, March 31, 2013, and June 30, 2013 and (ii) 3.5 to 1.0 for the fiscal quarter ending September 30, 2013 and each fiscal quarter thereafter.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012, and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	Period End
September 30, 2012
Assets
Loans held for sale	$—	$1,293,320	$—	$1,293,320
Pledged securities	32,080	—	—	32,080
Derivative assets	—	—	37,986	37,986
Total	$32,080	$1,293,320	$37,986	$1,363,386

Liabilities
Derivative liabilities	$—	$—	$17,881	$17,881
Total	$—	$—	$17,881	$17,881

December 31, 2011
Assets
Loans held for sale	$—	$268,167	$—	$268,167
Pledged securities	18,959	—	—	18,959
Derivative assets	—	—	10,638	10,638
Total	$18,959	$268,167	$10,638	$297,764

Liabilities
Derivative liabilities	$—	$—	$5,223	$5,223
Total	$—	$—	$5,223	$5,223

There were no transfers into or out of assets that are considered Level 1 or Level 2 fair value measurements.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below for the nine months ended September 30, 2012 and 2011 (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
September 30, 2012
Derivative assets and liabilities, net
Beginning balance, December 31, 2011	$5,415
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(92,446)
Realized gains (losses) recorded in earnings	87,031
Unrealized gains (losses) recorded in earnings	20,105
Ending balance, September 30, 2012	$20,105

Derivative Instruments
September 30, 2011
Derivative assets and liabilities, net
Beginning balance, December 31, 2010	$4,900
Transfers in (out) of Level 3	—
Purchases	—
Sales	—
Issuances	—
Settlements	(71,374)
Realized gains (losses) recorded in earnings	66,474
Unrealized gains (losses) recorded in earnings	3,204
Ending balance, September 30, 2011	$3,204

The following table presents information about significant unobservable inputs used in the measurement of the fair value of Company’s Level 3 assets and liabilities (in thousands):

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$37,986	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	17,881	Discounted cash flow	Counterparty credit risk	—

(1)         Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of September 30, 2012, and December 31, 2011, are presented below (in thousands):

	September 30, 2012
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$82,613	$82,613
Restricted cash	6,991	6,991
Pledged securities	32,080	32,080
Loans held for sale	1,293,320	1,293,320
Loans held for investment	16,426	16,500
Derivative assets	37,986	37,986
Total	$1,469,416	$1,469,490

Financial Liabilities:
Derivative liabilities	$17,881	$17,881
Warehouse notes payable	1,279,947	1,279,947
Notes payable	83,000	83,000
Total	$1,380,828	$1,380,828

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and cash equivalents	$53,817	$53,817
Restricted cash	7,164	7,164
Pledged securities	18,959	18,959
Loans held for sale	268,167	268,167
Derivative assets	10,638	10,638
Total	$358,745	$358,745

Financial Liabilities:
Derivative liabilities	$5,223	$5,223
Warehouse notes payable	218,426	218,426
Notes payable	23,869	23,869
Total	$247,518	$247,518

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash—The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments (Level 1).

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

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for periods of up to two years, and are valued using discounted cash flow models that incorporate observable prices from market participants (Level 2).

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

Warehouse Notes Payable—Consist of borrowings outstanding under warehouse line agreements. The borrowing rates on the warehouse lines are based upon average 30-day LIBOR plus an applicable margin. The carrying amounts approximate fair value because of the short maturity of these instruments (Level 1).

Notes Payable—Consist of borrowings outstanding under term note agreements. The borrowing rates on the notes payable are based upon average 30-day LIBOR plus an applicable margin. We estimate the fair value by discounting the future cash flows of each instrument at market rates (Level 2).

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

	Fair Value Adjustment Components				Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total	Derivative	Derivative	Adjustment
	Principal	Gain (Loss)	Movement	Fair Value	Contract	Contract	To Loans
(in thousands)	Amount	on Sale	Effect	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2012
Rate lock commitments	$700,547	$22,280	$5,749	$28,029	$31,705	$(3,733)	$—
Forward sale contracts	1,970,266	—	(7,867)	(7,867)	6,281	(14,148)	—
Loans held for sale	1,269,719	21,483	2,118	23,601	—	—	23,601
Total		$43,763	$—	$43,763	$37,986	$(17,881)	$23,601

December 31, 2011
Rate lock commitments	$226,455	$7,781	$2,785	$10,566	$10,566	$—	$—
Forward sale contracts	482,751	—	(5,151)	(5,151)	72	(5,223)
Loans held for sale	256,296	9,505	2,366	11,871	—	—	11,871
Total		$17,286	$—	$17,286	$10,638	$(5,223)	$11,871

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The reserve for loans may be posted over the first 48 months. As of September 30, 2012, the Company had pledged cash and securities in excess of these requirements. In 2010, Fannie Mae increased its collateral requirements for Tier II loans by approximately 25 basis points effective April 1, 2011. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans will remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans will increase from 50 basis points to 90 basis points and that Level 2 and Level 3 loss sharing requirements will increase. The Company currently has an insignificant number of loans in our portfolio which will be affected by the announced collateral changes and does not expect it will have a material impact on the Company’s future operations; however, future changes to collateral requirements may adversely impact the Company. Based on the Company’s aggregate Fannie Mae portfolio as of September 30, 2012, the total incremental collateral required for all existing loans over the life of the portfolio, in accordance with Fannie Mae requirements, is expected to be approximately $29.1 million. Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of September 30, 2012 and September 30, 2011.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2012. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2012, the net worth requirement was $86.9 million and the Company’s net worth was $153.3 million, as defined. As of September 30, 2012, we were required to maintain at least $15.1 million of liquid assets to meet our operational liquidity requirements, as defined in the agreements, for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of September 30, 2012, we had operational liquidity of $82.0 million.

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

To provide for greater certainty regarding Column’s indemnification obligations before the resolution of this litigation and to cap our total loss exposure, the Company secured a further agreement from Column in November 2010 confirming that it will indemnify the Company for any liabilities that arise as a result of this litigation. As part of this further indemnification agreement, in the event Column is required to pay the Company for any liabilities under the Capital Funding litigation that it otherwise would not have been obligated to pay under the Column Transaction Agreement, the Company will indemnify Column for an amount up to $3.0 million. Also as part of this further indemnification agreement, William Walker, our Chairman, President and Chief Executive Officer, and Mallory Walker, former Chairman and current stockholder, in their individual capacities, agreed that if Column is required to indemnify the Company under this agreement and otherwise would not have been obligated to pay such amounts under the Column Transaction Agreement, Messrs. William Walker and Mallory Walker will pay any such amounts in excess of $3.0 million but equal to or less than $6.0 million. As a result of this agreement, the Company will have no liability or other obligation for any damage amounts in excess of $3.0 million arising out of this litigation. Although Column has assumed defense of the case for all defendants, and is paying applicable counsel fees, as a result of the indemnification claim procedures described above, the Company could be required to bear the significant costs of the litigation and any adverse judgment unless and until the Company is able to prevail on our indemnification claim. The Company believes that it will fully prevail on its indemnification claims against Column, and that the Company ultimately will incur no material loss as a result of this litigation, although there can be no assurance that this will be the case.

On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case; without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected the Company’s motion to dismiss the amended complaint. The parties agreed to postpone the commencement of a trial that was scheduled to begin July 9, 2012, and are pursuing settlement.

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

NOTE 12—SHARE BASED PAYMENT

In 2010, the Company’s shareholders approved the adoption of the Walker & Dunlop, Inc. 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). There are 5,510,000 shares of stock authorized for issuance under the 2010 Equity Incentive Plan to directors, officers and employees.

On June 29, 2012, the Company’s Board of Directors approved amendments to the 2010 Equity Incentive Plan that: (i) increased the number of shares reserved for issuance under the 2010 Equity Incentive Plan by 3,370,000 to 5,510,000, (ii) increased individual limits of categories of awards under the 2010 Equity Incentive Plan, (iii) added additional performance measures applicable to the 2010 Equity Incentive Plan, (iv) extended the termination date of the 2010 Equity Incentive Plan, and (v) made certain other related technical amendments to the 2010 Equity Incentive Plan (collectively, the “2010 Equity Incentive Plan Amendments”). The Company’s stockholders voted on and approved the 2010 Equity Incentive Plan Amendments and re-approved the material terms and conditions relating to performance-based compensation under the 2010 Equity Incentive Plan at the August 30, 2012 Special Meeting of Stockholders.

During 2012, the Company granted stock options, under the 2010 Equity Incentive Plan, to officers and certain employees, with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The stock options have a 10 year term and vest ratably over periods of two to three years dependent solely on continued employment. In addition, the Company granted restricted shares, under the 2010 Equity Incentive Plan, to officers, employees and non-employee directors, without cost to the grantee. The restricted share awards granted to officers and employees vest ratably over three years dependent on continued employment, performance conditions, or some combination thereof. Restricted share awards to non-employee directors fully vest one year from the date of grant.

At September 30, 2012, an additional 3,647,588 shares remain available for grant under the 2010 Equity Incentive Plan.

The following table provides additional information regarding the Company’s 2010 Equity Incentive Plan for the nine months ended September 30, 2012 (dollars in thousands, except per share amounts):

	Options / Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Restricted Shares
Nonvested at beginning of period	449,236
Granted	780,162
Vested	(66,674)
Forfeited	(37,562)
Nonvested at end of period	1,125,162	$—		$17,294

Stock Options
Outstanding at beginning of period	214,987
Granted	297,981
Exercised	—
Forfeited	—
Expired	—
Outstanding at end of period	512,968	$12.83	9.1	$1,304
Exercisable at end of period	71,660	$12.52	8.5	$204

The fair value of stock option awards granted during 2012 was estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

2012
Estimated option life	6.00 years
Risk free interest rate	1.09%
Expected volatility	45.76%
Expected dividend rate	0.00%
Weighted average grant date fair value per share of options granted	$5.79

The fair values of the restricted stock that vested during the three and nine months ended September 30, 2012 and 2011 (in thousands) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Restricted stock	$128	$—	$827	$—

For the three months ended September 30, 2012 and September 30, 2011 share based payment expense was $1.7 million and $0.7 million, respectively. For the nine months ended September 30, 2012 and September 30, 2011 share based payment expense was $3.4 million and $1.7 million, respectively. As of September 30, 2012 the total unrecognized compensation cost for outstanding restricted shares and options was $11.7 million, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period, with the latest vesting date being July 1, 2017.

NOTE 13—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding used to calculate basic earnings per share	25,091,153	21,629,463	22,881,795	21,614,062

Dilutive securities
Unvested restricted shares	352,448	152,920	220,037	113,478
Weighted average number of shares and share equivaltents outstanding used to calculate diluted earnings per share	25,443,601	21,782,383	23,101,832	21,727,540

The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Options issued under the 2010 Equity Incentive Plan to purchase 214,987 shares of common stock (in both 2012 and 2011), and 161,788 and 30,000 restricted shares were outstanding during the three months ended September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options issued under the 2010 Equity Incentive Plan to purchase 214,987 shares of common stock (in both 2012 and 2011), and 161,788 and 30,000 restricted shares were outstanding during the nine months ended September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 14—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2011	21,748,598	$217	$81,190	$82,245	$163,652
Net income	—	—	—	22,229	22,229
Issuance of common shares in connection with equity incentive plans	56,674	—	(167)	—	(167)
Issuance of common shares in connection with the acquisition of CWCapital LLC	11,647,255	117	150,581	—	150,698
Repurchase and retirement of common stock	(13,408)	—	—	—	—
Stock-based compensation	—	—	3,384	—	3,384
Tax benefit from vesting of restricted shares	—	—	(7)	—	(7)
Balances at September 30, 2012	33,439,119	$334	$234,981	$104,474	$339,789

NOTE 15—TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2012, Credit Suisse Securities (USA) LLC, through its ownership of Column, owns a 14% interest in the Company. From time to time, Credit Suisse refers HUD related financing opportunities to the Company, for which it receives fees. For the three and nine months ended September 30, 2012, Credit Suisse earned fees of $0.1 million and $0.9 million, respectively, for the referral of HUD transactions to the Company (co-broker fees). At September 30, 2012, the Company had accrued $0.1 million of co-broker fees payable to Credit Suisse.

On February 9, 2012, the Company entered into an amendment to the agreement regarding the allocation of origination fees and trade premiums generated by certain transactions, amending the terms of the allocation of origination fees and trade premiums between Credit Suisse and the Company and providing for other terms and conditions with respect to future loan origination opportunities. The amendment resulted in a $2.5 million reduction in the amount the Company owed to Credit Suisse at December 31, 2011, which was recognized as Other revenues in the nine months ended September 30, 2012.

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

A third party entity, Walker & Dunlop Multifamily Equity I, LLC (the “Managing Member”), in which Mr. Walker and other individuals hold ownership, is the managing member of an investment fund. The Company provides consulting and related services to the Managing Member pursuant to a corporate services agreement for a fee which approximates our cost for such services. The amount of such fees was $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011; and was approximately $0.6 million and $0.5 million for the nine months ended September 30, 2012 and 2011.

On September 4, 2012, the Company consummated the acquisition of CWCapital LLC and at such time, Fortress Investment Group LLC and its subsidiaries became a related party by virtue of its ownership of approximately 34% of the issued and outstanding common stock of the Company. Following the closing of the Acquisition, pursuant to the Transition Services Agreement, the Company has agreed to pay CW Financial $1.0 million per month for at least three months, for support services during the integration period. For both the three and nine months ended September 30, 2012, the amount of such fees paid to CW Financial was $1.0 million.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•                  the future of Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”) and their impact on our business;

•                  our growth strategy;

•                  our ability to integrate CWCapital’s business with our own successfully;

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

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of Fannie Mae, Freddie Mac, the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, and a Ginnie Mae issuer. We also originate and service loans for a number of life insurance companies, commercial banks and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management and investment management services specializing in debt, structured debt and equity.

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

We offer our borrowers an interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We closed our first loans under this program in 2012. We underwrite all loans originated through the program. During the time that they are outstanding, we assume the full risk of loss on the loans.  In addition, we service and asset-manage loans originated through the program, with the ultimate goal of providing permanent financing on the properties.

On June 7, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”), by and among the Company, its indirect wholly owned subsidiary, Walker & Dunlop, LLC, CWCapital LLC (“CWCapital”) and CW Financial Services LLC (“CW Financial”), pursuant to which Walker & Dunlop, LLC agreed to acquire all of CW Financial’s interests in CWCapital (the “Acquisition”), for approximately $220 million (comprising a cash payment to CW Financial of $80 million and the balance consisting of the Company’s issuance in a private placement to CW Financial of approximately 11.6 million shares of common stock).

The Acquisition closed, pursuant to the terms of the Purchase Agreement, on September 4, 2012. Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Captial, LLC. The consideration transferred at the close of the Acquisition totaled approximately $231 million, consisting of $80 million in cash and 11,647,255 shares of the Company’s common stock at a closing date fair value of $151 million.

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

Goodwill and Other Intangible Assets. The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired, liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually. In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We evaluate our identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

Overview of Current Business Environment

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

The passage of Dodd-Frank introduced complex, comprehensive legislation into the financial and real estate recoveries, which will have far reaching effects on the industry and its participants. While we are not a banking institution, there is uncertainty as to how, in the coming years, Dodd-Frank may affect us or our competitors. In addition, the scope, extent and timing of GSE reform continues to be uncertain. Although we cannot predict what actions Congress or other governmental agencies may take affecting the GSEs and/or HUD, we expect some regulatory change is likely. In the interim, the GSEs and HUD continue to supply a significant level of capital to the multifamily market and are expected to continue to do so as commercial and multifamily debt refinancing activity is expected to increase.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2012 and 2011. The financial results are not necessarily indicative of future results. Our business is not typically subject to seasonal trends. However, our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Origination Data:
Origination Volumes by Investor
Fannie Mae	$1,134,185	$389,884	$2,012,225	$1,248,972
Freddie Mac	552,971	178,787	860,779	443,218
Ginnie Mae - HUD	228,135	57,746	438,056	422,331
Other (1)	265,504	280,250	881,174	609,025
Total	$2,180,795	$906,667	$4,192,234	$2,723,546

Key Metrics (as a percentage of total revenues):
Personnel expenses	46%	34%	40%	32%
Other operating expenses	14%	15%	14%	12%
Total expenses	83%	71%	76%	63%
Operating margin	17%	29%	24%	37%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.27%	1.07%	1.31%	1.19%
Fair value of MSRs created, net	1.18%	1.31%	1.24%	1.37%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (2)	1.34%	1.90%	1.57%	1.77%

	As of September 30,
	2012	2011
Servicing Portfolio by Type:
Fannie Mae	$18,452,944	$10,136,692
Freddie Mac	8,422,748	2,715,788
Ginnie Mae - HUD	4,422,182	1,262,989
Other (1)	2,588,688	1,825,330
Total	$33,886,562	$15,940,799

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.23%	0.22%

(1)         CMBS, life insurance companies, commercial banks and interim loans. 2012 origination volume includes $29.8 million interim loan volume, which are classified as held for investment while outstanding.

(2)         The fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligation retained, as a percentage of GSE and HUD volume reflects revenue recognized, as a percentage of loan origination volume, on those loans which the Company will record an MSR upon sale of the loan. No MSRs are recorded on “Other” originations or interim loan originations. For the three and nine months ended September 30, 2012, interim loan volume was $13.3 and $29.8 million, respectively.

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, the Company presents the following non-GAAP financial measures:

•                  Adjusted net income;

•                  Adjusted earnings per diluted share;

•                  Adjusted total expenses;

•                  Adjusted operating income; and

•                  Adjusted operating margin.

These supplemental measures exclude acquisition and integration costs specifically related to the CWCapital acquisition, and amortization of customer contracts and other intangible assets acquired from CWCapital.  The Company believes that these non-GAAP measures facilitate a review of the comparability of the Company’s operating performance on a period-to-period basis because such costs are not, in our view, related to the Company’s ongoing operational performance. We use non-GAAP measures to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors.

These non-GAAP measures are not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. We believe that these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures.

Adjusted net income, adjusted earnings per diluted share, adjusted total expenses, adjusted operating income and adjusted operating margin are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP

(in thousands, except share and per	For the three months ended September 30,		For the nine months ended September 30,
share amounts)	2012	2011	2012	2011

Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted Net Income and Adjusted Diluted Earnings Per Share
GAAP net income	$7,098	$6,079	$22,229	$23,849
Shares (in 000s) (1)	25,444	21,782	23,102	21,728
GAAP diluted earnings per share	$0.28	$0.28	$0.96	$1.10

GAAP net income	$7,098	$6,079	$22,229	$23,849
Adjustments:
Severance costs	$1,058	$—	$1,058	$—
Amortization of intangibles	7,353	—	7,353	—
Transition services agreement	1,000	—	1,000	—
Deal-related expenses (2)	2,334	—	3,338	—
Income tax impact of adjustments	(4,569)		(4,959)	—
Adjusted net income	$14,274	$6,079	$30,019	$23,849
Shares (in 000s) (1)	25,444	21,782	23,102	21,728
Adjusted diluted earnings per share	$0.56	$0.28	$1.30	$1.10

Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and Adjusted Operating Margin
GAAP income from operations	$11,778	$9,652	$36,381	$38,735
Total revenues	70,126	33,356	151,248	104,759
GAAP operating margin	17%	29%	24%	37%

GAAP income from operations	$11,778	$9,652	$36,381	$38,735
Adjustments:
Severance costs	$1,058	$—	$1,058	$—
Amortization of intangibles	7,353	—	7,353	—
Transition services agreement	1,000	—	1,000	—
Deal-related expenses (2)	2,334	—	3,338	—
Adjusted income from operations	$23,523	$9,652	$49,130	$38,735
Total revenues	70,126	33,356	151,248	104,759
Adjusted operating margin	34%	29%	32%	37%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$58,348	$23,704	$114,867	$66,024
Adjustments:
Severance costs	$1,058	$—	$1,058	$—
Amortization of intangibles	7,353	—	7,353	—
Transition services agreement	1,000	—	1,000	—
Deal-related expenses (2)	2,334	—	3,338	—
Adjusted total expenses	$46,603	$23,704	$102,118	$66,024

(1): Diluted weighted average shares outstanding.

(2): Includes legal and advisory fees incurred in connection with the transaction.

Overview

Our net income was $7.1 million for the three months ended September 30, 2012, compared to $6.1 million for the three months ended September 30, 2011, a 17% increase. For the nine months ended September 30, 2012, our net income was $22.2 million, compared to $23.8 million for the same period in 2011, a 7% decrease. Our adjusted net income for the three months ended September 30, 2012, was $14.3 million, compared to $6.1 million in 2011, a 135% increase.  Our adjusted net income for the nine months ended September 30, 2012, was

$30.1 million, compared to $23.8 million in the same period in 2011, a 26% increase.

Our total revenues were $70.1 million for the three months ended September 30, 2012, compared to $33.4 million for the three months ended September 30, 2011, a 110% increase. The increase in revenues for the three months ended September 30, 2012, was primarily attributable to the 141% increase in origination volumes and 52% increase in servicing fees, when compared to the same period in the prior year. For the nine months ended September 30, 2012, our total revenues were $151.2 million, compared to $104.8 million for the same period a year ago, a 44% increase. The increase in revenues for the nine months ended September 30, 2012, was primarily attributable to the 54% increase in origination volumes and the 33% increase in servicing fees, when compared to the same period in the prior year.

Our total expenses were $58.3 million for the three months ended September 30, 2012, compared to $23.7 million for the three months ended September 30, 2011, a 146% increase. During the nine months ended September 30, 2012, our total expenses were $114.9 million, compared to $66.0 million for the same period a year ago, a 74% increase. Increases in expenses for the three and nine month periods are primarily attributable to specific expenses incurred as a result of the Acquisition, increases in fixed compensation costs as a result of the growth of our Company following the acquisition, and increases in variable commission costs resulting from the increase in origination volumes period over period. Removing the impact of the Acquisition, adjusted total expenses were $46.6 million for the three months ended September 30, 2012, compared to $23.7 million for the same period a year ago, a 97% increase. During the nine months ended September 30, 2012, adjusted total expenses were $102.1 million, compared to $66.0 million for the same period a year ago, a 55% increase.

Our consolidated income from operations was $11.8 million for the three months ended September 30, 2012, compared to $9.7 million for the three months ended September 30, 2011, a 22% increase. For the nine months ended September 30, 2012, our consolidated income from operations was $36.4 million, compared to $38.7 million for the same period a year ago, a 6% decrease.  Our operating margins were 17% and 24% for the three and nine months ended September 30, 2012, respectively, compared to 29% and 37% for the three and nine months ended September 30, 2011, respectively.  Consolidated income from operations and operating margins were impacted by expenses specifically attributable to the Acquisition. Adjusted income from operations was $23.5 million for the three months ended September 30, 2012, compared to $9.6 million for the same period a year ago, an increase of 144%. Adjusted income from operations for the nine months ended September 30, 2012 was $49.1 million, compared to $38.7 million for the same period a year ago, an increase of 27%.  Our adjusted operating margins were 34% and 32% for the three and nine months ended September 30, 2012, respectively, compared to 29% and 37% for the three and nine months ended September 30, 2011, respectively.

Revenues

Gains From Mortgage Banking Activities.  Gains from mortgage banking activities were $53.4 million for the three months ended September 30, 2012, compared to $21.6 million for the three months ended September 30, 2011, a 148% increase. For the nine months ended September 30, 2012, gains from mortgage banking activities were $107.1 million, compared to $69.7 million for the same period a year ago, a 54% increase. Gains from mortgage banking activities reflect the fair value of loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees (collectively, “loan origination related fees”), and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained.

Loan origination related fees were $27.7 million for the three months ended September 30, 2012, compared to $9.7 million for the three months ended September 30, 2011, a 187% increase. The increase is primarily attributable to the 141% increase in origination volume to $2.2 billion for the three months ended September 30, 2012. The increase in originations for the three months ended September 30, 2012 reflects origination growth of $247.0 million, or 27%, on a standalone basis for Walker & Dunlop, and $1.0 billion of loan originations from the newly integrated CWCapital team. Origination fees as a percentage of origination volumes were 127 basis points for the three months ended September 30, 2012, up from 107 basis points for the same period in 2011, a 19% increase.  The increase in loan origination fees as a percentage of loan origination volumes is primarily attributable to increased loan origination related fees across the Company’s product offerings, particularly HUD originations. For the nine months ended September 30, 2012, loan origination related fees were $55.0 million, compared to $32.4 million for the same period a year ago, a 70% increase. These increases were primarily attributable to a 54% increase in loan origination volume, to $4.2 billion for the nine months ended September 30, 2012. Loan origination activity for the nine months ended September 30, 2012 includes eight months of Walker & Dunlop on a standalone basis, and one month as a combined enterprise. For the nine months ended September 30, 2012, origination fees as a percentage of origination volumes were 131 basis points, an increase of 10% from 119 basis points for the nine months ended September 30, 2011.

The fair value of the expected net future cash flows associated with the servicing of originated loans was $25.7 million for the three months ended September 30, 2012, compared to $11.9 million for the three months ended September 30, 2011, a 116% increase. The increase was primarily attributable to the increase in loan origination volume. The fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was 118 basis points for the three months ended September 30, 2012, compared to 131 basis points for the three months ended September 30, 2011, a 10% decrease. However, the fair value of the expected net future cash flows associated with the servicing of originated GSE and HUD loans, as a percentage of origination volumes, was 134 basis points for the three months ended September 30, 2012, compared to 190 basis points for the three months ended September 30, 2011, a 29% decrease. For the nine months ended September 30, 2012, expected net future cash flows were $52.1 million, compared to $37.3 million for the same period a year ago, a 40% increase. This increase was primarily attributable to a 54% increase in loan origination volume. The fair value of the expected net future cash flows associated with the servicing of originated loans, as a percentage of origination volumes, was 124 basis points for the nine months ended September 30, 2012, compared to 137 basis points for the nine months ended September 30, 2011. The fair value of the expected net future cash flows associated with the servicing of originated GSE and HUD loans, as a percentage of origination volumes, was 157 basis points for the nine months ended September 30, 2012, compared to 177 basis points for the same period in 2011, an 11% decrease. The decreases observed in the fair value of expected net future cash flows associated with the servicing of originated loans is attributed to large portfolios of loans originated during the quarter, which were highly negotiated transactions, resulting in lower servicing fee rates or shorter yield maintenance terms, both of which have the effect of decreasing the value of the mortgage servicing right that will ultimately be recognized.

Servicing Fees.    Servicing fees were $13.3 million for the three months ended September 30, 2012, compared to $8.8 million for the three months ended September 30, 2011, a 52% increase. For the nine months ended September 30, 2012, servicing fees were $32.5 million, compared to $24.5 million for the same period a year ago, a 33% increase. These increases in the three and nine months ended September 30, 2012 were primarily attributable to a 113% increase in the size of the servicing portfolio to $33.9 billion at September 30, 2012, from $15.9 billion at September 30, 2011 coupled with an increase in the weighted-average servicing fee rate to 23 basis points at September 30, 2012 from 22 basis points at September 30, 2011, a 5% increase. The increase in the size of the servicing portfolio is attributed to the closing of the Acquisition and the addition of CWCapital’s $14.5 billion of serviced loans.

Net Warehouse Interest Income.    Net warehouse interest income was $1.2 million and $3.3 million for the three and nine months ended September 30, 2012, compared to $1.1 million and $2.8 million for the three and nine months ended September 30, 2011, increases of 19% and 15%, respectively. The increases in the three and nine months ended September 30, 2012, were primarily attributable to both increases in origination volumes and increases in the average warehouse balance and the average number of days that loans have been held in warehouse, which have offset decreases in coupon rates on loans funded and outstanding during the warehouse period. The components of net warehouse interest income are (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Warehouse interest income	$4,169	$2,654	$9,722	$6,755
Warehouse interest expense	2,921	1,602	6,463	3,927
Net warehouse interest income	$1,248	$1,052	$3,259	$2,828

Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $0.7 million for the three months ended September 30, 2012, compared to $0.3 million for the three months ended September 30, 2011, a 107% increase. During the nine months ended September 30, 2012, escrow earnings and other interest income was $1.8 million, compared to $1.1 million for the same period a year ago, a 59% increase. These increases were primarily attributable to an increase in the rate earned on certain escrow holdings, coupled with greater escrow balances associated with the growth in the servicing portfolio.

Other.    Other income was $1.5 million for the three months ended September 30, 2012, compared to $1.6 million for the three months ended September 30, 2011, an 11% decrease. The decrease in the three months ended September 30, 2012, when compared to the same period in 2011 was primarily attributable to decreases in assumption fees. During the nine months ended September 30, 2012, other income was $6.6 million, compared to $6.6 million for the same period a year ago, a 1% decrease. The decrease in the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011, was primarily attributable to a decrease in assumption fees.  In the nine months ended September 30, 2012, the Company recognized a $2.5 million gain resulting from an amendment to the contract that specified the allocation of origination fees and trade premiums for the refinance of a portfolio of loans. While there was no similar transaction for the nine months ended September 30, 2011, during that period a borrower entered into a purchase and sale agreement for properties which served as collateral for a credit facility, which resulted in a $2.5 million assumption fee.

Expenses

Personnel.    Personnel expense was $32.2 million for the three months ended September 30, 2012, compared to $11.3 million for the three months ended September 30, 2011, a 184% increase. Personnel expense as a percentage of total revenues was 46% for the three months ended September 30, 2012, compared to 34% for the same period in 2011. For the nine months ended September 30, 2012, personnel expense was $61.2 million, compared to $33.4 million for the same period a year ago, an 83% increase. These increases were primarily attributable to increases in loan origination related fees on which the resulting loan originator commissions are based, as well as increases in compensation expense as the Company invests in its loan origination platform through the addition of origination teams and the integration of CWCapital upon closing the Acquisition, adding 12 new regional offices and 245 full time employees, since September 30, 2011. In addition, Personnel expense for both the three and nine months ended September 30, 2012, includes severance expense of $1.1 million, for which there were no comparable charges in the same periods in 2011.

Amortization and Depreciation.    Amortization and depreciation expense was $17.0 million for the three months ended September 30,

2012, compared to $6.3 million for the three months ended September 30, 2011, a 171% increase. For the nine months ended September 30, 2012, amortization and depreciation expense was $31.0 million, compared to $16.3 million for the same period a year ago, a 91% increase. These increases were primarily attributable to amortization expense of $7.4 million related to the amortization of intangible assets and liabilities recognized upon closing the CWCapital acquisition, for which there were no comparable charges in the prior year. In addition, we recognized increased amortization expense due to the MSRs acquired upon closing the Acquisition, that were recorded at their fair value of approximately $130.5 million on September 4, 2012. Finally, the increase reflects the increases in MSRs due to an increase in loan origination volume as a combined company.

Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was a recovery of $(0.8) million for the three months ended September 30, 2012, compared to a $0.9 million charge for the three months ended September 30, 2011, a $1.8 million, or 190%, decrease. For the nine months ended September 30, 2012, the provision for risk-sharing obligations was $1.1 million, compared to $3.4 million for the same period a year ago, a 67% decrease. For the three months ended September 30, 2012 and 2011, the provision for risk-sharing obligations was negative one basis point and one basis point of the at risk portfolio balances, respectively. During the three months ended September 30, 2012, a property for which we share risk was sold at a price that resulted in no loss sharing obligation for the Company. The previously recognized loss for that property was reversed in the third quarter, resulting in a credit provision. For the nine months ended September 30, 2012 and 2011, the provision for risk-sharing obligations was one basis point and five basis points of the at risk portfolio balances, respectively. In the three months ended September 30, 2012, the recovery recorded to the provision for risk-sharing obligations was primarily attributable to the final loss calculations for three properties, at which time the aggregate proceeds of the sale exceeded previous loss estimates. For the nine months ended September 30, 2012, amounts recorded to the provision for risk-sharing obligations primarily related to the adjustment of the aforementioned loss estimate and the addition of three new loan loss estimates and other insignificant refinements and settlements of loss estimates on loans with existing allowances. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

The 60+ day delinquency rate increased to 0.15% of the at risk portfolio at September 30, 2012, from 0.0% of the at risk portfolio at September 30, 2011, and the allowance for risk-sharing obligations as a percentage of the specifically identified at risk balances increased to 10.96% at September 30, 2012, compared to 9.13% at September 30, 2011. There were net write-offs of $0.0 million and $3.3 million for the three and nine months ended September 30, 2012, respectively. There were net write-offs of $0.7 million for both the three and nine months ended September 30, 2011.  Net write-offs represent the cash settlement of losses previously recorded to the provision. We have not been party to, or incurred any losses relating to, troubled debt restructurings within our at risk servicing portfolio.

Interest Expense on Corporate Debt.    The interest expense on corporate debt was $0.4 million for the three months ended September 30, 2012, compared to $0.2 million for the three months ended September 30, 2011, a 116% increase. During the nine months ended September 30, 2012, interest expense on corporate debt was $0.7 million, compared to $0.6 million for the same period a year ago, an 11% increase. These increases were primarily attributable to the expansion of our term loan debt in conjunction with the closing of the Acquisition, at which time we increased our borrowings approximately $61.4 million to an aggregate $83.0 million outstanding at September 30, 2012.

Other Operating Expenses.    Other operating expenses were $9.6 million for the three months ended September 30, 2012, compared to $5.0 million for the three months ended September 30, 2011, a 94% increase. For the nine months ended September 30, 2012, other operating expenses were $20.8 million, compared to $12.3 million for the same period a year ago, a 70% increase. These increases in the nine months ended September 30, 2012 were primarily attributable to an increase in professional fees when compared to the same periods in 2011. The increase in professional fees resulted from $3.3 million of legal and advisory charges incurred in completing the Acquisition, $1.0 million pursuant to the transition services agreement with CW Financial, following the completion of the Acquisition, and $0.6 million of recruiting fees paid in connection with the growth of our origination platform.

Income Tax Expense.    Income tax expense for the three and nine months ended September 30, 2012 was $4.7 million and $14.1 million, respectively. Income tax expense for the three and nine months ended September 30, 2011 was $3.6 million and $14.9 million, respectively. The increase in the three months ended September 30, 2012 is primarily attributable to the increased income from operations and a slight increase in the effective tax rate, when compared to the three months ended September 30, 2011. The decrease in the nine months ended September 30, 2012 was primarily attributable to lower income from operations compared to the same period in 2011.

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

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Our unrestricted cash balance was $82.6 million and $86.1 million as of September 30, 2012, and September 30, 2011, respectively, an $3.5 million decrease.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash used in operating activities was $902.3 million for the nine months ended September 30, 2012, compared to cash provided by operating activities of $213.6 million for the nine months ended September 30, 2011.  The decrease in cash flows used in operations in the nine months ended September 30, 2012 is primarily attributable to the net use of $903.0 million for the funding of loan originations, net of sales of loans to third parties; compared to the receipt of $205.9 million from funding loan originations, net of sales to third parties in the nine months ended September 30, 2011.  Excluding cash provided by and used for the sale and purchase of loans, cash flows provided by operations was $0.7 million in the nine months ended September 30, 2012, compared to cash flows provided by operations of $7.7 million for the nine months ended September 30, 2011.

We invested $229.1 million and $1.7 million for the nine months ended September 30, 2012, and 2011, respectively, a $227.4 million increase. The increase is primarily attributable to the investment of $16.4 million in two interim loans held for investment and the remaining increase represents approximately $208.1 million in cash outflows related to the CWCapital acquisition, including net assets acquired, intangibles and goodwill, net of cash acquired.

Cash provided by financing activities was $1,160.2 million for the nine months ended September 30, 2012, compared to $159.1 million cash used in financing activities for the nine months ended September 30, 2011. This increase was primarily attributable to the increased borrowings of warehouse notes payable, concurrent with the funding and subsequent sale of loan originations and the increased borrowings of notes payable.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, (ii) working capital to support our day-to-day operations, servicer advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient, and (iii) debt service payments, including liquidity necessary to meet the annual $8.3 million debt service requirement of our term note obligation which matures on August 31, 2017.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2012. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2012, the net worth requirement was $86.9 million and the Company’s net worth was $153.3 million, as defined. As of September 30, 2012, we were required to maintain at least $15.1 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2012, we had operational liquidity of $82.0 million.

Under our warehouse lines of credit and term note agreements, we are required to comply with various financial covenants. See “Sources of Liquidity”.  As of September 30, 2012, we were in compliance with all such financial covenants.

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

Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of September 30, 2012 we pledged securities of $32.1 million to collateralize our Fannie Mae DUS risk-sharing obligations, which was in excess of current requirements.

We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. Fannie Mae has recently increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of September 30, 2012, the additional proposed collateral required by the end of the three year period is expected to be approximately $29.1 million.

Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs, and to assist in funding interim loans, we have arranged for committed warehouse lines of credit in the amount of $885 million with certain national banks, a temporary increase commitment of $640 million and a $450 million uncommitted facility with Fannie Mae. Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

The Company had a $150 million committed warehouse line agreement that was scheduled to mature on November 26, 2012. On September 4, 2012, contemporaneously with the closing of the Acquisition, the Company entered into the Warehousing Credit and Security Agreement with a national bank to replace the existing $150 million warehouse line with a $500 million committed warehouse line that matures on September 3, 2013. The Warehousing Credit and Security Agreement provides the Company with the ability to fund its Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus 185 basis points. On December 6, 2012, the warehousing commitment amount will automatically be reduced to $425 million. On or before December 6, 2012, it is anticipated that an alternative lender will (but is not obligated to) become an assignee of up to at least $75 million of committed capacity, and may provide a maximum total commitment of $200 million. At no time will the maximum total commitment for all lenders under the Warehousing Credit and Security Agreement exceed $625 million.

The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on our operating subsidiary (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

In addition, the Warehousing Credit and Security Agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

•                  a tangible net worth covenant;

•                  an agency compliance covenant;

•                  a leverage ratio (as defined in the Warehousing Credit and Security Agreement) of not greater than 2.25;

•                  a liquid assets covenant;

•                  a servicing delinquencies covenant; and

•                  a total servicing portfolio covenant.

The Warehousing Credit and Security Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods.

On September 28, 2012, we amended this committed warehouse line agreement to provide for a temporary increase commitment (“Temporary Increase Agreement”) of $640 million, temporarily increasing the warehouse commitment amount available to $1.14 billion until the earliest of December 6, 2012, an event of default under the existing warehouse agreement or the termination of the warehousing commitment pursuant to the terms of the existing warehouse agreement. Borrowings under the Temporary Increase Agreement are only available when outstanding funding under the existing warehouse facility exceeds $500 million and will accrue interest at a rate of the average 30-day LIBOR plus 185 basis points. In the event the aggregate interest accrued over the term of the Temporary Increase Agreement is less than $1 million, the borrower is obligated to pay an amount equal to $1 million minus the actual accrued interest. As of September 30, 2012, we had $899.6 million of borrowings outstanding under this line and corresponding loans held for sale.

On September 4, 2012, contemporaneously with the closing of the Acquisition, we amended our $350 million committed warehouse agreement that was scheduled to mature on February 28, 2013. The committed warehouse facility provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. The amendment, among other things extended the maturity date to September 3, 2013, reduced the rate for borrowing from the average 30-day LIBOR plus 185 basis points to the average 30-day LIBOR plus 175 basis points and amends the negative and financial covenants to conform to those of our $500 million Warehousing Credit and Security Agreement, described above, with the exception of the leverage ratio covenant, which is not included in the amended facility. As of September 30, 2012, we had $182.7 million of borrowings outstanding under this line and corresponding loans held for sale.

We have a $450 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR plus 115 basis points. As of September 30, 2012, we had $74.9 million of borrowings outstanding under this program. There is no expiration date for this facility.

We had an unlimited master purchase and sale agreement which expired on March 16, 2012. In anticipation of the expiration of the master purchase and sale agreement, we amended one of our committed warehouse lines, and on March 16, 2012, we allowed the master purchase and sale agreement to expire.

We have a $35 million committed warehouse line agreement that matures on July 21, 2013, subject to one year extensions at the lenders’ discretion. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to the Company. As of September 30, 2012, we had $12.4 million of borrowings outstanding under this line and two corresponding loans held for investment.

Upon closing the Acquisition, the Company, Walker & Dunlop, LLC, CW Financial and Walker & Dunlop Capital, LLC (formerly CWCapital) entered into agreements to amend the three outstanding warehouse lines of Walker & Dunlop Capital, LLC that existed immediately prior to the Acquisition (collectively, the “Old Warehouse Lines”) to (i) freeze the Old Warehouse Lines on the closing date of the acquisition by eliminating the ability of Walker & Dunlop Capital, LLC, or any other entity, to request advances under the Old Warehouse Lines, (ii) provide for repayment in full of any outstanding borrowings under the Old Warehouse Lines, each within a period of not more than 75 days after the closing date, and (iii) substitute CW Financial’s guarantees of the Old Warehouse Lines with guarantees by the Company. As of September 30, 2012, there were $110.5 million of borrowings outstanding under these lines.

All of the notes payable, including the warehouse facilities, are senior obligations of the Company. The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of September 30, 2012, we were in compliance with all of our warehouse line covenants.

Debt Obligations

On October 31, 2006, the Company entered into a $42.5 million term note agreement (the “Existing Term Loan Agreement”) which, as amended, was scheduled to mature on October 31, 2015. On September 4, 2012, and substantially contemporaneously with the closing of the Acquisition, the Company entered into a senior secured term loan credit agreement (the “Credit Agreement”) with a group of lenders that replaced the Company’s $42.5 million Existing Term Loan Agreement. The Credit Agreement provides for an $83.0 million term loan (the “Term Loan”). At September 30, 2012, there were $83.0 million of borrowings outstanding under the Credit Agreement.

On September 4, 2012 (the “Closing Date”), $61.8 million of the Term Loan proceeds were used to pay cash consideration to CW Financial under the Purchase Agreement, $20.7 million of the Term Loan proceeds were used to refinance the Existing Term Loan Agreement and the remaining $0.5 million of the proceeds were used to repay certain existing indebtedness of the Company to former equity holders in our predecessor entities (during 2008, we purchased small amounts of subsidiary equity from certain existing employees and issued notes that were subordinated to the Existing Term Loan Agreement).

The Term Loan amortizes in equal quarterly installments of $2,075,000 commencing 90 days after the Closing Date, with a final maturity date for all remaining amounts due under the Term Loan of August 31, 2017.  Other than the scheduled quarterly amortization installments, any payments of Term Loan principal during the first 18 months after the Closing Date (the “Lockout Period”) shall be accompanied by a prepayment penalty fee equal to the amount of interest that would have accrued on the prepaid principal amount during the then remaining portion of the Lockout Period.

Borrowings under the Credit Agreement bear interest at a rate derived from LIBOR for a one-month interest period plus an applicable margin of 3.75%, subject to adjustment if an event of default is continuing.

The obligations of the Company under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC and Walker & Dunlop Capital, LLC (upon closing of the Acquisition, CWCapital became an indirect wholly-owned subsidiary of the Company and changed its name from CWCapital LLC to Walker & Dunlop Capital, LLC), each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on the Closing Date among the Loan Parties and the lender (the “Guarantee and Collateral Agreement”).

The Credit Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions) on the ability of the Loan Parties to create liens on their respective property, assets or revenues, to make investments, to incur indebtedness, to merge, dissolve, liquidate or consolidate with or into another person, to make a material disposition, to pay certain dividends or related distributions, to prepay, redeem or defease prior to maturity certain indebtedness, to change the nature of their business, to enter into certain transactions with affiliates, to enter into certain burdensome agreements, to amend certain material documents or to change their respective names or fiscal years.

In addition, the Credit Agreement requires the Loan Parties to abide by certain financial covenants calculated for the Company and its subsidiaries on a consolidated basis. As of September 30, 2012, the Company was in compliance with all financial covenants of the Term Loan. The most significant financial covenants are summarized as follows:

•                        Four-Quarter EBITDA (as defined in the Credit Agreement and calculated to reflect the Acquisition on a pro forma basis) of not less than $35,000,000;

•                        Debt Service Coverage Ratio (as defined in the Credit Agreement and calculated excluding interest expense on warehouse credit lines) of not less than 3.0 to 1.0; and

•                        Maximum ratio of Adjusted Funded Debt to Four-Quarter EBITDA (each as defined in the Credit Agreement) of (i) 4.0 to 1.0 for each of the fiscal quarters ending on September 30, 2012, December 31, 2012, March 31, 2013, and June 30, 2013 and (ii) 3.5 to 1.0 for the fiscal quarter ending September 30, 2013 and each fiscal quarter thereafter.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Key Credit Metrics
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	$11,096,910	$6,299,110	$11,096,910	$6,299,110
Fannie Mae Modified Risk	4,131,980	2,312,804	4,131,980	2,312,804
Fannie Mae No Risk	3,224,054	1,524,778	3,224,054	1,524,778
Total Fannie Mae	$18,452,944	$10,136,692	$18,452,944	$10,136,692
Freddie Mac servicing portfolio:
Freddie Mac Modified Risk	$69,037	—	69,037	—
Freddie Mac No Risk	8,353,711	2,715,788	8,353,711	2,715,788
Total Freddie Mac	$8,422,748	2,715,788	8,422,748	2,715,788
GNMA/HUD servicing portfolio:
GNMA/HUD Full Risk	$5,018	—	5,018	—
GNMA/HUD No Risk	4,417,164	1,262,989	4,417,164	1,262,989
Total GNMA/HUD	$4,422,182	1,262,989	4,422,182	1,262,989

Interim loans (full risk) servicing portfolio	$16,500	—	16,500	—

Capital markets servicing portfolio	$2,572,188	1,825,330	2,572,188	1,825,330

Total servicing portfolio unpaid principal balance	$33,886,562	15,940,799	33,886,562	15,940,799

At risk servicing portfolio (1)	$12,931,149	$7,242,674	$12,931,149	$7,242,674
60+ Day delinquencies, within at risk portfolio	19,050	—	19,050	—
At risk loan balances associated with allowance for risk-sharing obligations (2)	$153,670	$149,416	$153,670	$149,416

Allowance for risk-sharing obligations:
Beginning balance	$13,629	$13,383	$14,917	$10,873
Provision for risk-sharing obligations	(848)	937	1,126	3,447
Allowance for risk-sharing obligations, CWCapital acquisition	4,063	—	4,063	—
Net write-offs	—	(680)	(3,262)	(680)
Ending balance	$16,844	$13,640	$16,844	$13,640

60+ Day delinquencies as a percentage of the at risk portfolio	0.15%	0.00%	0.15%	0.00%
Provision for risk-sharing as a percentage of the at risk portfolio	-0.01%	0.01%	0.01%	0.05%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.13%	0.19%	0.13%	0.19%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.01%	0.03%	0.01%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	10.96%	9.13%	10.96%	9.13%

(1)         At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac and GNMA/HUD loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

For example, a $15 million loan with 50% risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk-sharing. Accordingly, if the $15 million loan with 50% risk-sharing was to default, the Company would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, all of the Company’s risk-sharing obligations that we have settled have been from full risk-sharing loans.

(2)         There are loans within our servicing portfolio which are greater than 60 days delinquent, for which no allowance has been recorded. We do not anticipate recognizing a loss for these loans upon settlement of our risk-sharing obligation with Fannie Mae because our estimate of the value of the underlying collateral is greater than the unpaid principal balance of the associated loan.

Fannie Mae DUS risk-sharing obligations are based on a tiered formula and represent substantially all of our risk-sharing activities. The risk-sharing tiers and amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb is 20% of the unpaid principal balance of the loan at the time of default.

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

We use several tools to manage our risk exposure to risk-sharing programs. These tools include maintaining a strong underwriting and approval process, evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our geographic market and borrower exposures and electing the modified risk-sharing option under the Fannie Mae DUS program.

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

As of September 30, 2012 and 2011, $19.1 million and $0.0 million, respectively, of our at risk balances were more than 60 days delinquent. For the three months ended September 30, 2012 and 2011, our provisions for risk-sharing obligations were $(0.9) million and $0.9 million, respectively, or one basis point of the at risk balance for both periods.

As of September 30, 2012 and 2011, our allowance for risk-sharing obligations was $16.8 million and $13.6 million, respectively, or 13 basis points and 19 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of September 30, 2012, we have advanced $6.6 million of principal and interest payments on the loans associated with our $16.8 million allowance. Accordingly, if the $16.8 million in estimated losses is ultimately realized, the Company would be required to fund an additional $10.3 million.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would increase or decrease, respectively, our annual earnings by approximately $7.0 million based on our escrow balance as of September 30, 2012. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $2.7 million based on our outstanding warehouse balance as of September 30, 2012. Approximately $83.0 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.8 million based on our outstanding corporate debt as of September 30, 2012. Our loans held for investment and associated warehouse borrowings are based on LIBOR, and reset at the same intervals. As a result, any increase or decrease in the average 30-day LIBOR would have an equal and offsetting impact on our interim loan interest income and expense, and no impact on our annual earnings.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $9.4 million as of September 30, 2012. Our Fannie Mae and Freddie Mac servicing engagements generally provide for prepayment penalties, which we share in, in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. In our servicing contracts with institutional investors and HUD, we do not share in the prepayment penalties.  As of September 30, 2012, 91% of the service fees are protected from the risk of prepayment through our sharing in contractual prepayment penalties; hence, we do not hedge our servicing portfolio for prepayment risk.

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

Capital Funding Litigation—Previously, after the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected our motion to dismiss the amended complaint. In the second quarter of 2012, the parties agreed to postpone the commencement of a trial that was scheduled to begin July 9, 2012, and are pursuing settlement.

As a result of an indemnification arrangement, the Company’s loss exposure is limited to $3.0 million.

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

Item 1A. Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011, and in its Quarterly Report on Form 10-Q for the quarter period ended June 30, 2012, descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the Form 10-K for the year ended December 31, 2011, and in the Form 10-Q for the quarterly period ended June 30, 2012, with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. On August 2, 2012, the Company repurchased and retired 3,515 shares of restricted stock at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
July 1 - 31, 2012	—	$—	—	N/A
August 1 - 31, 2012	3,515	12.15	3,515	N/A
September 1 - 30, 2012	—	—	—	N/A
	3,515		3,515

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 2, 2012, each of Andrew C. Florance and Michael D. Malone was appointed to the Board of Directors (the “Board”) of the Company to fill two of the three vacancies created in September 2012 when the size of the Board was increased from eight to eleven members in connection with the Company’s acquisition of CWCapital.  Pursuant to the Purchase Agreement, CW Financial is entitled to designate up to two Board members for each election of directors through the Company’s annual meeting to be held in 2014.  Should CW Financial and its affiliates cease to own at least 20% of the common stock of the Company, CW Financial forfeits the right to nominate one Board designee; and upon ceasing to own at least 10% of the common stock of the Company, CW Financial forfeits the right to nominate its remaining Board designee.

Mr. Malone joined the Board, effective November 2, 2012, as a nominee appointed by CW Financial.  Mr. Florance was not selected as a director pursuant to any arrangement or understanding between him and any other person.

The Board has not yet determined whether Messrs. Malone or Florance will be appointed to any committees of the Board.

Each of Messrs. Florance and Malone will receive the standard compensation received by non-employee directors.  These compensation arrangements are discussed in the Company’s 2012 proxy statement filed with the Securities and Exchange Commission on April 26, 2012.  In addition, we expect to enter into an indemnification agreement with each of Messrs. Malone and Florance, substantially in the form entered into with the Company’s other directors.

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

3.2		Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)
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

4.4

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

10.1	†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2012)
10.2

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.3

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.4

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.5

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among the Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.6

Credit Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., as borrower, Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC, as guarantors, the lenders referred to therein, and Bank of America, N.A., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.7

Warehousing Credit and Security Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A. and the other lenders party thereto from time to time, and Bank of America, N.A., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.8

Fourth Amendment to Warehousing Credit and Security Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.9

Temporary Increase Agreement, dated September 28, 2012, by and between Walker & Dunlop, LLC, as borrower and Bank of America, N.A. as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012)

10.10

Warehousing Credit and Security Agreement, dated as of October 5, 2012, by and among W&D Interim Lender II LLC, as borrower, Walker & Dunlop, Inc. as guarantor, Bank of America, N.A. and the other lenders party thereto from time to time, and Bank of America, N.A., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2012)

10.11

Promissory Note, dated October 5, 2012, of W&D Interim Lender II LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2012)

10.12

Guaranty of Walker & Dunlop, Inc., dated as of October 5, 2012, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2012)

10.13

Pledge and Security Agreement of Walker & Dunlop, Inc., dated as of October 5, 2012, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2012)

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

Date: November 8, 2012	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Deborah A. Wilson
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

3.2		Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)
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

4.4

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

10.1	†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2012)
10.2

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.3

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.4

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.5

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among the Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.6

Credit Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., as borrower, Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC, as guarantors, the lenders referred to therein, and Bank of America, N.A., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.7

Warehousing Credit and Security Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A. and the other lenders party thereto from time to time, and Bank of America, N.A., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.8

Fourth Amendment to Warehousing Credit and Security Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.9

Temporary Increase Agreement, dated September 28, 2012, by and between Walker & Dunlop, LLC, as borrower and Bank of America, N.A. as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on

Form 8-K filed on October 2, 2012)
10.10

Warehousing Credit and Security Agreement, dated as of October 5, 2012, by and among W&D Interim Lender II LLC, as borrower, Walker & Dunlop, Inc. as guarantor, Bank of America, N.A. and the other lenders party thereto from time to time, and Bank of America, N.A., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2012)

10.11

Promissory Note, dated October 5, 2012, of W&D Interim Lender II LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2012)

10.12

Guaranty of Walker & Dunlop, Inc., dated as of October 5, 2012, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2012)

10.13

Pledge and Security Agreement of Walker & Dunlop, Inc., dated as of October 5, 2012, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2012)

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