Form 10-K
period 2012-12-31
Walker & Dunlop, Inc.
filed 2013-03-18
CIK 1497770

Use these links to rapidly review the document

PART III
INDEX TO THE FINANCIAL STATEMENTS CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number 001-35000

Walker & Dunlop, Inc.
(Exact name of registrant as specified in its charter)

Maryland	80-0629925
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
7501 Wisconsin Avenue, Suite 1200E
Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (301) 215-5500

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $121.5 million as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2012). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an "affiliate" of the registrant. The registrant has no non-voting common equity.

          As of March 13, 2013 there were 34,661,016 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2013 are incorporated by reference into Part III of this report.

INDEX

		Page
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Mine Safety Disclosures	32
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	35
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	66
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions, and Director Independence	67
Item 14.	Principal Accountant Fees and Services	67
PART IV
Item 15.	Exhibits and Financial Statement Schedules	67
EX-10.3
EX-10.5
EX-10.7
EX-10.10
EX-10.12
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.38
EX-10.40
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101.1
EX-101.2
EX-101.3
EX-101.4
EX-101.5
EX-101.6

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

Item 1.    Business.

General

        We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate finance products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac," ™ and together with Fannie Mae, the government-sponsored enterprises, or the "GSEs"), the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS" ™) lender nationally, a Freddie Mac Program Plus™ lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing ("MAP") lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We also originate and service loans for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management, and investment management services specializing in debt, structured debt and equity.

        We have been in business for 75 years. Since becoming a Fannie Mae DUS lender in 1988, major institutions have been investors in our business. The sale of each loan through GSE and HUD programs is negotiated prior to rate locking or closing on the loan with the borrower. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the unpaid principal balance of a loan. In addition to our risk-sharing obligations, we may be obligated to repurchase loans that are originated for GSE and HUD programs if certain representations and warranties that we provide in connection with such originations are breached. We have never been required to repurchase a loan. We have established a strong credit culture over decades of originating loans and are committed to disciplined risk management from the initial underwriting stage through loan payoff.

        We have not historically originated loans for our balance sheet. However, in July 2011, the Company began an interim loan program that offers floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The Company closed its first loan under this program in February 2012. The Company underwrites all loans originated through the program. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company's balance sheet during such time that they are outstanding.

        Walker & Dunlop, Inc. is a holding company, and we conduct substantially all of our operations through Walker & Dunlop, LLC, our operating company. In December 2010, we completed our initial public offering, pursuant to which we sold 6,666,667 shares and selling stockholders sold 3,333,333 shares of our common stock at a price per share of $10.00, resulting in gross proceeds to the Company of $66.7 million. The offering was completed on December 20, 2010. We received net proceeds of $58.4 million from the initial public offering after deferred underwriting discounts and commissions and other accrued offering costs. In connection with our initial public offering, we completed certain formation transactions through which Walker & Dunlop, LLC became a wholly owned subsidiary of Walker & Dunlop, Inc., a newly formed Maryland corporation (the "Formation Transaction"). In connection with the Formation Transaction, members of the Walker family, certain of our directors and executive officers and certain other individuals and entities who owned direct and indirect equity interests in Walker & Dunlop, LLC contributed their respective interests in such entities to Walker & Dunlop, Inc. in exchange for shares of our common stock.

        On January 19, 2011, we issued an additional 221,292 shares of common stock at $10.00 per share upon the partial exercise of the overallotment option by the underwriters. We received net proceeds of approximately $2.1 million, net of underwriting discounts and commissions of approximately $0.2 million.

        On June 7, 2012, the Company entered into a purchase agreement (the "Purchase Agreement"), by and among the Company, its indirect wholly owned subsidiary, Walker & Dunlop, LLC, CWCapital LLC ("CWCapital") and CW Financial Services LLC ("CW Financial"), pursuant to which Walker & Dunlop, LLC agreed to acquire all of CW Financial's interests in CWCapital (the "Acquisition"), for approximately $220.0 million (comprising a cash payment to CW Financial of $80.0 million and the balance consisting of the Company's issuance in a private placement to CW Financial of approximately 11.6 million shares of common stock).

        The Acquisition closed, pursuant to the terms of the Purchase Agreement, on September 4, 2012. Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. The consideration transferred at the close of the Acquisition totaled approximately $231.1 million, consisting of $80.0 million in cash and 11,647,255 shares of the Company's common stock at a closing date fair value of approximately $151.1 million. The increase in the fair value of the consideration transferred is the result of an increase in the fair value of the Company's common stock from execution of the Purchase Agreement to the closing date. By virtue of the Company's ownership of CWCapital, the Company also acquired a 50% ownership in ARA Finance LLC, a joint venture with ARA Finco LLC, in which ARA Finco LLC owns the remaining 50% of ARA Finance LLC. The Company accounts for its investment in ARA Finance LLC under the equity method of accounting.

        CWCapital, a Massachusetts limited liability company, was one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending, originating and selling mortgage loans pursuant to the programs of Fannie Mae, Freddie Mac, Ginnie Mae and HUD. CWCapital had approximately 180 employees in 14 offices nationwide.

        The Acquisition combined two of the leading commercial real estate lenders in the country to form one of the largest commercial real estate lenders in the country. The Acquisition increased our servicing portfolio by $14.5 billion and significantly increased our origination capacity by adding 30 loan originators and 14 new offices.

Our Product Offerings

        We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are developers and owners of real estate across the United States. We focus primarily on multifamily properties and offer a range of commercial real estate finance products to our customers, including first mortgage loans, second trust loans, supplemental financings, construction loans, mezzanine loans, bridge/interim loans and equity investments. We originate and sell loans under the programs of GSEs and HUD. We retain servicing rights and asset management responsibilities on nearly all loans made under GSE and HUD programs and some of the loans that we place with institutional investors. Our long-established relationships with Fannie Mae, Freddie Mac, HUD, and institutional investors enable us to offer this broad range of loan products and services.

        We structure our internal working groups around the various services we provide: Multifamily Finance, FHA Finance, Capital Markets, and Investment Services. Each of our offerings is designed to maximize our ability to meet client needs, source capital and grow our commercial real estate finance business.

Multifamily Finance

        We are one of 24 approved lenders that participate in Fannie Mae's DUS program for multifamily, manufactured housing communities, student housing and certain healthcare properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For more information regarding our risk-sharing agreements with Fannie Mae, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations." Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-insured security to third-party investors. We also are contracted by Fannie Mae to service all loans that we originate under the Fannie Mae DUS program.

        We are one of 24 lenders approved as a Freddie Mac Program Plus lender under which we originate and sell to Freddie Mac multifamily and healthcare loans that satisfy Freddie Mac's underwriting and other eligibility requirements. Under the program, we submit our completed loan underwriting package to Freddie Mac and obtain Freddie Mac's commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell or later securitize such loans. We do not have any material risk-sharing arrangements on loans we sell to Freddie Mac under Program Plus. We also are contracted by Freddie Mac to service all loans that we originate under its program.

FHA Finance

        As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, senior housing and healthcare facilities. We submit our completed loan underwriting package to HUD and obtain HUD's approval to originate the loan.

        HUD insured loans are typically placed in single loan pools which back Ginnie Mae securities. Ginnie Mae is a United States government corporation in The United States Department of Housing and Urban Development. Ginnie Mae securities are backed by the full faith and credit of the United States, and we generally do not bear any risk of loss on Ginnie Mae securities. In the event of a default on a HUD insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse the remaining losses of principal and interest. We are obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the HUD mortgage insurance claim has been paid and the Ginnie Mae security fully paid.

Healthcare Finance

        Through our GSE and HUD executions, we compete in the healthcare real estate lending space, which includes hospitals and independent living, assisted living, and skilled nursing facilities. The most active sources of capital in this space today are Freddie Mac, HUD and Fannie Mae. The process for originating healthcare real estate loans is similar to the process for originating multifamily loans with Freddie Mac, HUD or Fannie Mae, as applicable. We do not have any material risk-sharing arrangements on loans originated through Freddie Mac or HUD, but do share risk of loss on loans originated under the Fannie Mae DUS program. We are also contracted by HUD and Fannie Mae to service all loans we originate under their programs.

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

Interim Loan Program

        In July 2011, we launched our interim loan program that offers floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We closed our first loan under this program in February 2012. Under this program, we underwrite the loans originated through the program, and during the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the program, with the ultimate goal of providing permanent financing on the properties. We held one loan with a $9.5 million unpaid principal balance as of December 31, 2012.

Investment Services

        We provide investment consulting and related services for three commercial real estate funds, W&D Balanced Real Estate Fund I, LP; the Walker & Dunlop Apartment Fund I, LLC; and the W&D Real Estate Opportunity Fund I, LLC.

        W&D Balanced Real Estate Fund I, LP is a commercial real estate fund that has invested approximately $50 million in commercial real estate securities and loans, such as first mortgages, B-notes, mezzanine debt and equity securities, and has no further commitments to invest. Third-party pension funds hold limited-partnership interests in this fund and are entitled to all regular distributions. Through our subsidiary, we hold a general-partnership interest in this fund and are entitled to incentive distributions only if returns exceed certain pre-established thresholds. To date, the general partner has never received an incentive fee. Pursuant to contractual arrangements, we provide investment-consulting and other related services to a third-party entity, which is controlled by William Walker, our Chairman, President and Chief Executive Officer and which serves as the investment advisor to the fund. In return, we are entitled to all investment advisory payments earned by this third party entity.

        Walker & Dunlop Apartment Fund I, LLC is a commercial real estate fund that has invested $45 million in multifamily real estate properties and mezzanine loans, and has no further commitments to invest. An institutional investor owns a 99% non-managing-member interest in the fund and a third-party entity controlled by members of the Walker family and other individuals own a 1% managing-member interest therein. Pursuant to the fund's operating agreement, distribution of net cash flows is first distributed to the institutional investor based on an investment yield, next to the managing member and the balance of the net cash flows of the fund is then distributed 99% to the institutional investor and 1% to the managing member. Pursuant to contractual arrangements, we provide investment-consulting and other related services to the managing member, which serves as the investment advisor to the fund. In return, we are entitled to all investment advisory payments earned by the managing member. We anticipate that all the commercial real estate assets owned by the fund will be sold by December 31, 2013.

        W&D Real Estate Opportunity Fund I, LLC is a commercial real estate fund that has invested $27 million in triple-net office, warehouse, and research properties. Third-party pension funds are the investor members and an entity wholly owned by the Company holds a 100% interest in the manager of the fund. Pursuant to contractual arrangements, we provide investment consulting and other related services to the manager, which serves as the investment advisor to the fund. In return, we are entitled to all investment advisory payments earned by the manager.

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

Direct Loan Originators and Correspondent Network

        We originate loans directly through approximately 68 loan originators operating out of 21 offices nationwide. These individuals have deep knowledge of the commercial real estate lending business and bring with them extensive relationships with some of the largest property owners in the country. They have a thorough understanding of the financial needs and objectives of borrowers, the geographic markets in which they operate, market conditions specific to different types of commercial properties and how to structure a loan product to meet those needs. These loan originators collect and analyze financial and property information, assist the borrower in submitting information required to complete a loan application and, ultimately, help the borrower close the loan. Our loan originators are paid a salary and commissions based on the fees associated with the loans that they originate.

        In addition to our group of loan originators, at December 31, 2012, we had correspondent agreements with 25 independently owned mortgage banking companies across the country with which we have relationships for GSE and HUD loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s) and properties for program eligibility, coordinating due diligence and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and a fee paid out over time based on the servicing revenue stream over the life of the loan.

Underwriting and Risk Management

        We use several tools to manage our risk-sharing exposure. These tools include an underwriting and approval process, evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our geographic, borrower and key principal exposures and using modified risk-sharing under the Fannie Mae DUS program.

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

        In addition, we maintain concentration limits with respect to our Fannie Mae loans. We limit geographic concentration, focusing on regional employment concentration and trends. We also limit the aggregate amount of loans subject to full risk-sharing for any one borrower. We minimize individual loan concentrations under our current credit management policy to cap the loan balance subject to full risk-sharing at $60.0 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss on any one loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss).

        While we believe we continue to manage credit well, the multifamily sector has experienced declining fundamentals in certain markets due to the slow economy and job losses. The declining fundamentals observed in certain markets in recent years have resulted in increased delinquencies and defaults for us and the multifamily industry, although we have observed a gradual recovery in many markets throughout 2011 and 2012. Many items can affect a borrower's decision to default on a loan, including the property, cash flow, occupancy and maintenance needs and tax considerations, along with non-property specific issues such as general market conditions and other financing obligations of the borrower or key principal(s).

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

        For most loans we service under the Fannie Mae DUS program, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments. After four continuous months of making advances on behalf of the borrower, we can submit a reimbursement claim to Fannie Mae, which Fannie Mae may approve at its discretion. We are reimbursed by Fannie Mae for these advances, which may be used to offset any losses incurred under our risk sharing obligation.

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

        In connection with the Acquisition, Walker & Dunlop, LLC was assigned, and became a party to, a contract with Ginnie Mae. Under the Ginnie Mae contract, Walker & Dunlop, LLC acts as a master sub-servicer of pools of loans transferred to it by Ginnie Mae for a fixed per-pool fee. As a master sub-servicer, Walker & Dunlop, LLC performs the complete range of services expected of a Ginnie Mae issuer, including default services; the servicing of current, delinquent, and defaulted loans; foreclosure services; preparation and submission of claims for FHA insurance benefits and reports to Ginnie Mae; construction loan certificates conversion services; and management oversight of projects during the term of the contract. The initial term of the contract was December 16, 2011 to December 15, 2012. The contract provides Ginnie Mae the option to extend the contract for successive one-year terms beginning on December 16 in 2012, 2013, 2014, and 2015. Ginnie Mae exercised the option to extend the contract for the 2012-2013 term. Ginnie Mae has not transferred any loans to Walker & Dunlop, LLC under the contract, and we do not know if and when it intends to do so.

Our Growth Strategy

        We believe we are positioned to grow our business by taking advantage of opportunities in the real estate finance market.

        We seek to profitably grow our business by focusing on the following areas:

  •
  Become a Top Five Lender in Fannie Mae, Freddie Mac and HUD Executions.  We intend to expand our GSE business by adding to our origination capabilities, with the goal of growing our GSE loan origination volume and maintaining our status as a top five multifamily lender in GSE executions. We also strive to become a top five multifamily lender in HUD executions. Fannie Mae recently announced that we ranked as its largest DUS lender in 2012, by loan deliveries, and Freddie Mac recently announced that we are the fifth largest seller servicer with Freddie Mac, by loan deliveries. Additionally, we are a top loan originator for HUD. At December 31, 2012, our origination platform had approximately 50 loan originators focused on GSE and HUD originations and approximately 18 loan originators focused on capital markets transactions, supplemented by 25 independently owned mortgage banking companies with whom we have correspondent relationships. We believe that we will have significant opportunities to continue broadening our origination network. This expansion may include organic growth, recruitment of talented origination professionals and potentially acquisitions of competitors with strong origination capabilities.

  •
  Continue to Expand our Capital Markets Business.  We intend to continue to grow our Capital Markets group to strengthen our market position and borrower relationships to meet the expected increase in demand for commercial real estate debt origination and refinance activity in the coming years. We intend to continue to grow our national presence, to include additional offices focused on capital markets products and originations. Continued growth of our Capital Markets group will provide greater exposure to the overall commercial real estate market and expose us to new life insurance company correspondent relationships leading to increased deal flow and further diversified revenue streams.

  •
  Continue to Develop Proprietary Sources of Capital and Expand Our Product Offerings.  We anticipate offering additional commercial real estate loan products to our clients as their financial needs evolve. We believe that we have the structuring, underwriting, servicing, credit and asset management expertise to offer additional commercial real estate loan products; and we believe that cash on hand, together with third-party financing sources, will allow us to meet client demand for additional products that are within our areas of expertise, including multifamily and other lending for our balance sheet, for investment funds, or for a mortgage REIT.

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

Employees

        At December 31, 2012, we employed 420 full-time persons. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good as demonstrated by our being named on the Great Place to Work® 2012 Best Small & Medium Workplaces List published in FORTUNE magazine in October 2012.

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

        Currently, we originate a significant percentage of our loans for sale through GSE or HUD programs. We are approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationwide, a HUD LEAN lender nationally, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from other GSEs or HUD.

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

  •
  Option 3: dramatically reduce the government's role in insuring or guaranteeing mortgages, limiting it to Federal Housing Administration (FHA) and other programs targeted to creditworthy lower and moderate income borrowers; private mortgage guarantor companies (subject to stringent oversight and capital requirements) would provide guarantees for mortgage-backed securities, with government reinsurance available for the holders of the securities.

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

        On March 4, 2013, FHFA released its 2013 Conservatorship Scorecard for Fannie Mae and Freddie Mac. As part of the scorecard, FHFA directed that Fannie Mae and Freddie Mac contract their presence in the marketplace while simplifying and shrinking certain operations (by lines of business). Specifically, FHFA directed each GSE to reduce the UPB amount of new multifamily business relative to 2012 by at least ten percent by tightening underwriting, adjusting pricing, and limiting product offerings, while not increasing the proportion of the GSEs' retained risk.

        If the FHFA mandates additional reductions to the GSEs' volumes for new multifamily originations or imposes additional restrictions on the GSEs' multifamily business beyond 2013, the volume of loans we originate with the GSEs could be adversely impacted. These additional mandates and restrictions could have a material impact on our financial results in future periods.

        Neither the administration's white paper proposals nor FHFA's strategic plan addresses the existing contractual seller/servicer relationships Fannie Mae and Freddie Mac have and the impact of anticipated GSE reform on the existing selling/servicing and/or risk-sharing agreements.

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

        Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan. Our risk-sharing obligations have been modified and reduced on some Fannie Mae DUS loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2012, we had pledged securities and cash of $33.5 million as collateral against future losses under $13.6 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," which we refer to as our "at risk balance." Fannie Mae collateral requirements may change in the future. As of December 31, 2012, our allowance for risk-sharing as a percentage of the at-risk balance was 0.12%, or $15.7 million, and reflects our current estimate of our future payouts under our risk-sharing obligations. We cannot assure you that our estimate will be sufficient to cover future write offs. While we originate loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. In addition, commercial real estate values have generally declined in recent years, in some cases to levels below the current outstanding principal balance of the loan. Also, underwriting standards, including loan-to-value ratios, have become stricter. These factors create a risk that some older loans may not be able to be refinanced at maturity and thus may experience maturity defaults. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2012, our 60+ days delinquency rate was 0.15% of the at-risk portfolio. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

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

        We sell loans directly to Freddie Mac. Freddie Mac may choose to hold, sell or later securitize such loans. We believe terms set by Freddie Mac are influenced by similar market factors as those that impact the price of Fannie Mae—insured or Ginnie Mae securities, although the pricing process differs. With respect to loans that are placed with institutional investors, the origination fees that we receive from borrowers are determined through negotiations, competition and other market conditions.

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

Over the past few years, we have originated mostly multifamily real estate loans that are eligible for sale through GSE or HUD programs. This focus may expose us to greater risk if the commercial mortgage-backed security ("CMBS") market continues its nascent recovery or alternative sources of liquidity become more readily available to the commercial real estate finance market.

        We originate mostly multifamily real estate loans that are eligible for sale through GSE or HUD programs. Over the past few years, the number of multifamily loans financed by GSE and HUD programs has represented a significantly greater percentage of overall multifamily loan origination volume than in prior years. We believe that this increase is the result, in part, of market dislocation and illiquidity in the secondary markets for non-GSE or HUD loans. The CMBS market has shown signs of a nascent recovery over the past year. To the extent the CMBS market continues its recovery or liquidity in the commercial real estate finance market significantly increases, there may be less demand for loans that are eligible for sale through GSE or HUD programs, and our loan origination volume may be adversely impacted, which could materially and adversely affect us.

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

        We require a significant amount of funding capacity on an interim basis for loans we originate. As of December 31, 2012, we had $925.0 million of committed loan funding available through three commercial banks, (excluding a temporary increase commitment of $400.0 million), $500.0 million of uncommitted funding available through Fannie Mae As Soon As Pooled ("ASAP") program, and $85.0 million aggregate committed loan facilities available to pair with our capital for the funding of interim loans that we expect to hold for investment for periods of up to two years. Consistent with industry practice, two of our existing warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

        If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and restrict our ability to make additional borrowings. These facilities also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. While we were in compliance with all financial and other covenants included in our warehouse facilities as of December 31, 2012, there can be no assurance that we will not experience a default in the future.

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if we breach a representation or warranty made by us in connection with the sale of the loan through a GSE or HUD program, any of which could have a material adverse effect on us.

        We bear the risk that a borrower will choose not to close on a loan that has been pre-sold to an investor or that the investor will choose not purchase the loan ("failed loan delivery"), including because a catastrophic change in the condition of a property occurs after we fund the loan and prior to the investor purchase date. We also have the risk of serious errors in loan documentation which prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse line used to finance the loan. Although we have experienced only two failed loan deliveries in our history, we can provide no assurance that we will not experience additional failed deliveries in the future or that any losses will not be material or will be mitigated through property insurance or payment protections.

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

Beginning in February 2012, under our interim loan program, we began to originate loans for our balance sheet. Balance sheet lending may increase our risk of loss, and because we are not as experienced with such loan products, we may not be successful or profitable in offering such products. We expect to offer additional new loan products to meet evolving borrower demand, including new types of loans that we originate for our balance sheet.

        Substantially all of our loans are pre-sold or placed with an investor before we close on the loan with the borrower. However, in February 2012, we closed our first loan under our interim loan program. Under the program, we offer floating-rate interim loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We fund floating rate first mortgage loans for periods of up to two years, using available cash in combination with advances under a dedicated facility. We service and asset-manage loans originated under the program and bear the sole risk of loss. Carrying loans for longer periods of time on our balance sheet exposes us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults and impairment charges, which may adversely affect our profitability. Both the first mortgage loans we originate and the advances under our credit facility are tied to the same floating index, thereby mitigating our exposure to the effects of interest rate movements.

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

        For most loans we service under the Fannie Mae DUS program, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments. After four continuous months of making advances on behalf of the borrower, we can submit a reimbursement claim to Fannie Mae, which Fannie Mae may approve at its discretion. We are reimbursed by Fannie Mae for these advances in the event the loan is brought current. In the event of a default, any advances made by us are used to reduce the proceeds required to settle any loss. Our advances may also be reimbursed, to the extent that the default settlement proceeds on the collateral exceed the unpaid principal balance.

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

        We depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. As of December 31, 2012, we employed approximately 68 loan originators throughout our 21 offices. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if we can motivate or retain them but at higher costs, we could be materially and adversely affected.

        We also depend on our network of loan correspondents, who generate a significant portion of our loan originations. During the years ended December 31, 2012 and 2011, correspondents generated 43% and 51%, respectively, of the loans that we originated during those periods. Unlike our loan originators, correspondents are not directly employed by us but are paid a percentage of the origination fee and the ongoing servicing fee for each loan that they help originate. In addition, although we have an exclusive relationship with our correspondents with respect to GSE and HUD loan products, we do not have an exclusive arrangement for any other loan products. While we strive to cultivate long-standing relationships that generate repeat business for us by making available co-marketing materials and educational resources to them, correspondents are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our correspondents and actively compete with us in our efforts to expand our correspondent networks. Competition for loans originated by correspondents was particularly acute when the CMBS market was more robust. Although recent difficulties in the CMBS market have increased demand for GSE and HUD loans, we cannot guarantee that correspondents will continue to provide a strong source of originations for us as the CMBS market continues its nascent recovery. We also cannot guarantee that we will be able to maintain or develop new relationships with additional correspondents. If we cannot maintain and enhance our existing relationships and develop new relationships, particularly in geographic areas, specialties or niche markets where our loan originators are not as experienced or well-situated, our growth strategy will be significantly hampered and we would be materially and adversely affected.

We have numerous significant competitors and potential future competitors, some of which may have greater resources and access to capital than we do; consequently, we may not be able to compete effectively in the future.

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

        In connection with the Column transaction, certain predecessor entities that became our wholly owned subsidiaries through the Formation Transaction agreed to indemnify Walker & Dunlop, LLC and its members (including Column, which at the time of the indemnification agreement was a member of Walker & Dunlop, LLC) for certain matters, including (i) breaches of representations, warranties and covenants, (ii) any repurchase requirements with respect to loans originated by those subsidiaries, and (iii) liabilities in connection with excluded assets and excluded liabilities. Those indemnification obligations of our subsidiaries continued following the Formation Transaction. The survival of those obligations will permit the indemnified parties, including Column, to the extent that they sustain damages resulting from any indemnified matter, to assert claims for indemnification against our subsidiaries for the survival period of those obligations. While we are unaware of any potential claims for indemnification against our subsidiaries, any such claims could have a material adverse effect on us.

We have experienced significant growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

        Our recent significant growth may not reflect our future growth potential, and we may not be able to maintain similarly high levels of growth in the future. Our recent growth reflects, in part:

  •
  the acquisition of certain mortgage banking operations from Column in January 2009, which contributed $5.0 billion to our servicing portfolio, and

  •
  our acquisition of CWCapital LLC in September 2012, which increased our servicing portfolio by $14.5 billion, our employee headcount by 180, and our number of offices by 14.

        These acquisitions expanded our pre-existing product lines and increased our origination capacity. Much of our growth has also occurred since the onset of the 2008 credit crisis and the resulting tightening of credit standards, as many traditional lenders decreased or ceased their investments in commercial real estate debt. As a result, borrowers looked instead to GSEs, HUD and other sources of lending for multifamily loans. We intend to pursue continued growth by adding more loan originators, expanding our loan product offerings, acquiring complementary businesses and gaining access to new institutional investors and proprietary sources of capital, as appropriate, but we cannot guarantee such efforts will be successful. We do not know whether the favorable conditions that enabled our recent growth will continue. Because our recent significant growth is not likely to accurately reflect our future growth or our ability to grow in the future, there can be no assurance that we will continue to grow at the same pace or achieve the same financial results as we have in the past.

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

The integration of CWCapital and any other companies that we may acquire in the future, including investments in new ventures and new lines of business, may be difficult, resulting in high transaction, start-up, and integration costs. Additionally, the integration process may be disruptive to our business, and the acquired businesses or new venture may not perform as we expect.

        Our future success depends, in part, on our ability to expand or modify our business in response to changing borrower demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or investments in new ventures rather than through internal growth. For example, we acquired CWCapital in June 2012, as a result of which acquisition we increased our servicing portfolio by $14.5 billion and significantly increased our originating capacity by adding 30 loan originators in various markets across the country. We continue to integrate CWCapital into the existing Company platform, and we can provide no assurances that such integration will continue to be successful.

        In the future, we may explore additional acquisitions or investments. The identification of suitable acquisition candidates and new ventures can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or investments in new ventures on favorable terms, or at all. Furthermore, even if we successfully complete an acquisition or an investment in new ventures, we may not be able to successfully integrate newly acquired businesses or new ventures into our operations, and the process of integration could be expensive and time consuming and may strain our resources. Acquisitions or new ventures also typically involve significant costs related to integrating information technology, accounting, reporting and management services and rationalizing personnel levels and may require significant time to obtain new or updated regulatory approvals from GSEs, HUD and other authorities. Acquisitions or new ventures could divert management's attention from the regular operations of our business and result in the potential loss of our key personnel, and we may not achieve the anticipated benefits of the acquisitions or new ventures, any of which could materially and adversely affect us. In addition, future acquisitions or new ventures could result in significantly dilutive issuances of equity securities or the incurrence of substantial debt, contingent liabilities or expenses or other charges, which could also materially and adversely affect us.

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

        Regulatory and legal requirements are subject to change. For example, Fannie Mae increased its collateral requirements, on loans classified by Fannie Mae as Tier II, from 35 basis points to 60 basis points, effective as of January 1, 2011, which applies to approximately 74% of our outstanding Fannie Mae at risk portfolio at December 31, 2012. The incremental collateral required for existing loans will be funded over approximately three years following the effective date, in accordance with Fannie Mae requirements. The incremental requirement for any newly originated Fannie Mae Tier II loans will be funded over the 36 months subsequent to the sale of the loan to Fannie Mae. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans would remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans increased from 50 basis points to 90 basis points and that Level 2 and Level 3 loss sharing requirements would increase. We currently have an insignificant number of loans in our portfolio which were affected by the announced collateral changes and do not expect it will have a material impact on our future operations; however, Fannie Mae has indicated that it would likely increase collateral requirements in the future, which may adversely impact us.

        In addition, Congress has also been considering proposals requiring lenders to retain a portion of all loans sold to GSEs and HUD. The Dodd-Frank Act imposes a requirement that securitizers retain "not less than 5 percent of the credit risk" of certain securitized loans, particularly those that are not "qualified residential mortgages." It is currently unclear whether and how the Dodd-Frank Act will apply to commercial real estate lenders. The Dodd-Frank Act requires the federal banking agencies and the SEC to issue rules implementing this requirement no later than 270 days after Dodd-Frank's enactment. It also requires the federal banking agencies, the SEC and the Federal Trade Commission, HUD, and FHFA to issue in the same timeframe a joint rule implementing this requirement with respect to residential mortgage assets, including defining a "qualified residential mortgage." While proposed rules were issued for comment on April 29, 2011, final rules are still pending. Therefore, the applicability of this provision to us and its effect upon our business will not be fully known until these agencies issue the final joint rule. By statute, compliance is required with respect to securitizers and originators of securitized loans backed by residential mortgages one year after issuance of the final rule. It is also impossible to predict any future legislation that Congress may enact regarding the selling of loans to GSEs or any other matter relating to GSEs or loan securitizations. GSEs, HUD and other investors may also change underwriting criteria, which could affect the volume and value of loans that we originate. Changes to regulatory and legal requirements could be difficult and expensive with which to comply and could affect the way we conduct our business, which could materially and adversely affect us.

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to originate or service commercial real estate loans in some states, which could materially and adversely affect us.

        State mortgage loan finance licensing laws vary considerably. Many states and the District of Columbia impose a licensing obligation to originate, broker or purchase commercial real estate loans. Many of those mortgage loan licensing laws also impose a licensing obligation to service or broker commercial real estate loans. If we are unable to obtain the appropriate state licenses or do not qualify for an exemption, we could be materially and adversely affected.

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

        We are a holding company and conduct substantially all of our operations through Walker & Dunlop, LLC, our operating company. We do not have, apart from our ownership of this operating company and certain other subsidiaries, any independent operations. As a result, we rely on distributions from our operating company to pay any dividends we might declare on shares of our common stock. We also rely on distributions from this operating company to meet any of our cash requirements, including our tax liability on taxable income allocated to us.

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

        Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 62% of the outstanding shares of our common stock as of December 31, 2012, on a fully diluted basis. Accordingly, these executive officers, directors and principal stockholders, collectively, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the market price and liquidity of our common stock due to investors' perception that conflicts of interest may exist or arise.

Risks Related to Our Financial Statements

Changes in accounting policies or accounting standards, and changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition.

        Our accounting policies are fundamental to determining and understanding our financial results and condition. As described below, some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Any changes in our accounting policies could materially affect our financial statements.

        From time to time the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, and our external auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially affect how we report our financial results and condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently, also retroactively, in each case resulting in our potentially restating prior period financial statements in material amounts.

Our financial statements are based in part on assumptions and estimates which, if wrong, could cause unexpected losses in the future, and our financial statements depend on our internal control over financial reporting.

        Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves and the fair value of MSRs, among other items. We make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. These and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective as they are based on significant estimation and judgment. Several of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

        The Sarbanes-Oxley Act requires our management to evaluate the Company's disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. We are required to disclose, in our Annual Report on Form 10-K, the existence of any "material weaknesses" in our internal controls. We cannot assure that we will not identify one or more material weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness.

Our existing goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges.

        Under current accounting guidelines, we evaluate our goodwill and other intangible assets for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations, stockholders' equity, and our stock price.

*    *    *

        Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2013 for material changes to the above discussion of risk factors.

There are factors not discussed above or elsewhere in this filing that could adversely affect our financial results and condition.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal headquarters are located in Bethesda, Maryland. We currently maintain an additional 20 offices across the country, including in: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Ft. Lauderdale, Florida; Irvine, California; Nashville, Tennessee; New Orleans, Louisiana; New York, New York; Seattle, Washington; San Francisco, California; Needham, Massachusetts; and Walnut Creek, California. We believe that our facilities are adequate for us to conduct our present business activities.

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

        To provide for greater certainty regarding Column's indemnification obligations before the resolution of this litigation and to cap our total loss exposure, we secured a further agreement from Column in November 2010 confirming that it will indemnify us for any liabilities that arise as a result of this litigation. As part of this further indemnification agreement, in the event Column is required to pay us for any liabilities under the Capital Funding litigation that it otherwise would not have been obligated to pay under the Column Transaction Agreement, we will indemnify Column for an amount up to $3.0 million. Also as part of this further indemnification agreement, William Walker, our Chairman, President and Chief Executive Officer, and Mallory Walker, former Chairman and current stockholder, in their individual capacities, agreed that if Column is required to indemnify us under this agreement and otherwise would not have been obligated to pay such amounts under the Column Transaction Agreement, Messrs. William Walker and Mallory Walker will pay any such amounts in excess of $3.0 million but equal to or less than $6.0 million. As a result of this agreement, we will have no liability or other obligation for any damage amounts in excess of $3.0 million arising out of this litigation. Although Column has assumed defense of the case for all defendants, and is paying applicable counsel fees, as a result of the indemnification claim procedures described above, we could be required to bear the significant costs of the litigation and any adverse judgment unless and until we are able to prevail on our indemnification claim. We believe that it will fully prevail on its indemnification claims against Column, and that we ultimately will incur no material loss as a result of this litigation, although there can be no assurance that this will be the case.

        On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants' motion to dismiss the case; without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected the Company's motion to dismiss the amended complaint. Fact discovery in the case has concluded, and a trial is scheduled to begin on July 8, 2013. Defendants have filed a motion for summary judgment, which will be considered by the Court prior to commencement of the trial.

        As a result of the indemnification listed above, our loss exposure is limited to $3.0 million.

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

        In the normal course of business, we may be party to various claims and litigation, none of which we believe is material.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the NYSE under the symbol "WD." In connection with our initial public offering, our common stock was priced for initial sale on December 15, 2010. There was no established public trading market for our common stock prior to that date. On March 13, 2013, the closing sales price, as reported by the NYSE, was $19.08.

        The following table sets forth the intra-day high and low sale prices for our common stock as reported by the NYSE for the periods indicated:

	2012
	High	Low
1st Quarter	$13.27	$11.08
2nd Quarter	13.28	10.85
3rd Quarter	16.26	11.73
4th Quarter	17.65	15.24

	2011
	High	Low
1st Quarter	$13.17	$9.98
2nd Quarter	14.05	11.10
3rd Quarter	13.53	10.44
4th Quarter	13.79	10.08

        As of the close of business on March 13, 2013, there were 22 shareholders of record, and we believe that the number of beneficial holders is much greater.

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

Issuer Purchases of Equity Securities

        Under the 2010 Equity Incentive Plan, as amended, subject to the Company's approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2012 and 2011, the Company repurchased and retired certain restricted shares at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the year ended December 31, 2012:

Year Ended December 31, 2012	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
1st Quarter	9,893	$12.52	9,893	N/A
2nd Quarter	—	—	—	N/A
3rd Quarter	3,515	12.15	3,515	N/A
4th Quarter	34,951	16.43	34,951	N/A

	48,359		48,359

Item 6.    Selected Financial Data.

        The selected historical financial information and supplemental data as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 have been derived from our audited historical financial statements and those of our predecessors. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	As of and For the Year Ended December 31,
(In thousands, except share and per share amounts)	2012	2011	2010	2009	2008
Statement of Income Data(1)(2)
Revenues
Gains from mortgage banking activities	$186,543	$102,712	$85,203	$57,946	$29,428
Servicing fees	52,207	33,581	27,024	20,981	12,257
Net warehouse interest income	4,668	4,198	3,586	4,186	1,787
Escrow earnings and other interest income	2,965	1,474	2,056	1,769	3,428
Other	10,387	10,385	3,965	3,879	2,272

Total Revenue	$256,770	$152,350	$121,834	$88,761	$49,172

Expenses
Personnel	$109,037	$51,162	$42,459	$32,177	$17,008
Amortization and depreciation	38,673	22,444	16,827	12,093	7,804
Amortization of intangible assets	15,252	70	132	824	—
Provision for risk-sharing obligations, net	3,140	4,724	7,469	2,265	1,101
Interest expense on corporate debt	1,649	823	1,334	1,684	2,679
Other operating expenses	33,249	16,466	13,471	11,114	6,548

Total Expenses	$201,000	$95,689	$81,692	$60,157	$35,140

Income from Operations	$55,770	$56,661	$40,142	$28,604	$14,032

Gain on Bargain Purchase(3)	$—	$—	$—	$10,922	$—

Income tax expense(1)(4)	$21,998	$21,797	$31,915	$—	$—

Net income(1)(4)	$33,772	$34,864	$8,227	$39,526	$14,032

Basic earnings per share(1)(4)	$1.32	$1.61	$0.55

Diluted earnings per share(1)(4)	$1.31	$1.60	$0.55

Weighted average basic number of shares(4)	25,545,028	21,621,534	15,033,741	14,306,873	9,710,521

Weighted average diluted number of shares(4)	25,845,015	21,747,672	15,036,411	14,306,873	9,710,521

Pro forma net income data (unaudited)
Income from operations, as reported			$40,142	$28,604	$14,032
Pro forma income tax expense(1)(4)			15,535	11,070	5,430

Pro forma income from operations, net of tax(1)(4)			$24,607	$17,534	$8,602
Bargain purchase gain			—	10,922	—

Pro forma net income(1)(4)			$24,607	$28,456	$8,602

Pro forma basic and diluted earnings per share(1)(4)			$1.64	$1.99	$0.89

	As of and For the Year Ended December 31,
(In thousands, except share and per share amounts)	2012	2011	2010	2009	2008
Balance Sheet Data
Cash and cash equivalents	$65,027	$53,817	$33,285	$10,390	$6,812
Restricted cash and pledged securities	7,130	26,123	18,861	19,159	12,031
Mortgage servicing rights	315,524	137,079	106,189	81,427	38,943
Loans held for sale	1,101,561	268,167	302,851	101,939	111,711
Total Assets	1,688,633	522,596	485,620	243,732	183,347
Warehouse notes payable	1,084,539	218,426	248,419	96,612	107,005
Notes payable	80,925	23,869	27,621	32,961	38,176
Total Liabilities	1,335,457	358,944	360,978	173,921	169,497
Total Equity	353,176	163,652	124,642	69,811	13,850
Supplemental Data(2)
Operating margin	22%	37%	33%	32%	29%
Total originations	$7,102,185	$4,025,917	$3,171,618	$2,229,772	$1,983,056
Servicing portfolio	$35,169,999	$16,778,285	$14,619,294	$13,203,317	$6,976,208

(1)
Our combined effective federal and state tax rate for the year ended December 31, 2012 was 38.9%. Our predecessor entities historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing of our initial public offering on December 20, 2010, our tax status changed to a C-corporation and our income became subject to both federal and state corporate tax. Concurrent with the closing of the Formation Transaction and the Company's change in tax status, we recognized approximately $31.6 million of net deferred tax liabilities. For the 12 days following the closing of the Formation Transaction, we recognized income tax expense of $0.3 million. For the year ended December 31, 2010, we recognized aggregate tax expense of $31.9 million and net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010. Our combined effective federal and state tax rate for income during the 12 days following the closing of the Formation Transaction was 38.7%. We used a combined effective federal and state tax rate of 38.7% to estimate our presented pro forma tax expense, as if the predecessor entities had been tax paying corporations for the years ended December 31, 2010, 2009, and 2008. In 2009, the Company recorded a gain on bargain purchase of $10.9 million resulting from the Column transaction. This gain is not considered taxable income; therefore, the pro forma adjustment for income tax expense was calculated based upon income from operations, as reported, of $28.6 million.

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

(4)
Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. Each of the predecessor entities except for Walker & Dunlop, LLC was merged with and into Walker & Dunlop Multifamily, Inc.

        Page 47 presents adjusted financial metrics, which provide non-GAAP financial measures that assist in measuring our financial performance for the years presented.

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

Business

        We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also originate and service loans for a number of life insurance companies, commercial banks and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management and investment management services specializing in debt, structured debt and equity.

        We fund loans for GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed. In cases where we do not fund the loan, we act as a loan broker and service some of the loans. Our loan originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers' needs. These loans are then funded directly by the institutional lender and we receive an origination fee for placing the loan and a servicing fee for any loans we service.

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

        We retain servicing rights on substantially all of the loans we originate and sell, and generate revenues from the fees we receive for servicing the loans, interest income from escrow deposits held on behalf of borrowers, late charges and other ancillary fees. Servicing fees are set at the time an investor agrees to purchase the loan and are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment penalties to the Company in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such prepayments.

        We are currently not exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with investors that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan or security to the investor. The pair off fee is typically less than the deposit we collect from the borrower. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We have experienced only two failed loan deliveries in our history as a DUS lender and did not incur a material loss.

        We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Except for certain Fannie Mae DUS loans acquired in the Acquisition, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap each loan balance subject to full risk-sharing at $60.0 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss exposure on any one loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss).

        Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations, from Freddie Mac for loans originated under Program Plus, and from HUD for loans originated under MAP. We receive a lower servicing fee for modified risk sharing than for full risk sharing.

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

        On June 7, 2012, the Company entered into the Purchase Agreement, by and among the Company, its indirect wholly owned subsidiary, Walker & Dunlop, LLC, CWCapital and CW Financial, pursuant to which Walker & Dunlop, LLC agreed to acquire all of CW Financial's interests in CWCapital, for approximately $220.0 million (comprising a cash payment to CW Financial of $80.0 million and the balance consisting of the Company's issuance in a private placement to CW Financial of approximately 11.6 million shares of common stock).

        The Acquisition closed, pursuant to the terms of the Purchase Agreement, on September 4, 2012. Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. The consideration transferred at the close of the Acquisition totaled approximately $231.1 million, consisting of $80.0 million in cash and 11,647,255 shares of the Company's common stock at a closing date fair value of approximately $151.1 million. The increase in the fair value of the consideration transferred is the result of an increase in the fair value of the Company's common stock from execution of the Purchase Agreement to the closing date. By virtue of the Company's ownership of CWCapital, the Company also acquired a 50% ownership in ARA Finance LLC, a joint venture with ARA Finco LLC, in which ARA Finco LLC owns the remaining 50% of ARA Finance LLC. The Company accounts for its investment in ARA Finance LLC under the equity method of accounting.

        CWCapital, a Massachusetts limited liability company, was one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending, originating and selling mortgage loans pursuant to the programs of Fannie Mae, Freddie Mac, Ginnie Mae and HUD. CWCapital had approximately 180 employees in 14 offices nationwide.

        The Acquisition combined two of the leading commercial real estate lenders in the country to form one of the largest commercial real estate lenders in the country. The Acquisition increased our servicing portfolio by $14.5 billion and significantly increased our origination capacity.

        As of December 31, 2012, our servicing portfolio was $35.2 billion, up 110% from December 31, 2011 and the 9th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers' Association's 2012 year-end survey (the "Survey"). Our servicing portfolio includes $28.0 billion of loans serviced for the GSEs, making us the 3rd largest primary and master servicer of GSE loans in the nation according to the Survey. Also included in our servicing portfolio is $4.6 billion of HUD loans, the 6th largest HUD primary and master servicing portfolio in the nation according to the Survey.

        Due to our own organic growth and the increased capacity from the Acquisition, our origination volume increased 76%, from a total of $4.0 billion during 2011 to a total of $7.1 billion during 2012. Fannie Mae recently announced that we ranked as its largest DUS lender in 2012, by loan deliveries, and Freddie Mac recently announced that we ranked as its 5th largest seller servicer in 2012, by loan deliveries.

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

Use of Financial Measures

        To supplement our financial statements presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures:

  •
  Pro forma net income

  •
  Pro forma basic and diluted earnings per share

  •
  Adjusted net income

  •
  Adjusted earnings per diluted share

  •
  Adjusted total expenses

  •
  Adjusted operating income

  •
  Adjusted operating margin

        The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. For more information on these non-GAAP financial measures, refer to the following:

  •
  reconciliation of income from operations to pro forma net income, included in our "Selected Financial Data" above and in our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K, and

  •
  adjusted financial metrics reconciliation to GAAP, included in the "Operating Results" below and in our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

        Pro forma net income adjusts income from operations, as reported, by applying our estimated effective federal and state income tax rates as if we were a corporate tax payer for the comparable periods in 2010, 2009, and 2008. Management uses this non-GAAP measure in comparing the Company's operating results with historical performance and believes it provides meaningful and comparable information to management and investors to assist in their review of our performance relative to prior periods and our competitors.

        The adjusted metrics exclude acquisition and integration costs specifically related to the CWCapital acquisition, and amortization of customer contracts and other intangible assets acquired from CWCapital. The Company believes that these non-GAAP measures facilitate a review of the comparability of the Company's operating performance on a period-to-period basis because such costs are not, in our view, related to the Company's ongoing operational performance. We use non-GAAP measures to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors.

        These non-GAAP measures are not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. We believe that these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate the Company's results of operations in conjunction with the corresponding GAAP measures. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures.

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

        The MSR and associated guaranty obligation are amortized into expense over the estimated life of the loan. The MSR is amortized in proportion to, and over the period, that net servicing income is expected to be received. The guaranty obligation is amortized evenly over the same period. If a loan defaults and is not expected to become current or pays off prior to the estimated life, the unamortized MSR and guaranty obligation balances are written off through the income statement.

        We carry the MSRs at the lower of amortized cost or fair value and evaluate the carrying value on a portfolio basis quarterly. We engage a third party to assist in valuing our MSRs on a semi-annual basis.

        Allowance for Risk-Sharing Obligations.    The amount of the allowance considers our assessment of the likelihood of payment by the borrower or key principal(s), the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, initial loss recognition occurs at or before the loan becoming 60 days delinquent. We regularly monitor our risk-sharing obligations on all loans and update loss estimates as current information is received.

        Goodwill.    Business combinations are accounted for using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. We recognize identifiable assets acquired and liabilities assumed (both specific and contingent) at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

        We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually. In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

        Intangible Assets.    We evaluate our identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

Overview of Current Business Environment

        During 2012, U.S. multifamily market fundamentals continued their improvement following the macroeconomic instability experienced in recent years. Occupancy rates and effective rents appear to have increased based upon increased rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Despite this improvement in some market fundamentals, recovery of the overall real estate market continues to be challenged by the slow recovery of the broader economy.

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

        Hurricane Sandy hit the United States coast in late October 2012, causing substantial damage to the Mid-Atlantic and Northeastern United States. The hurricane had a major impact to the economies of the areas hit the hardest. Although we have a significant presence in the Mid-Atlantic and Northeastern United States, our financial results were not impacted by Hurricane Sandy.

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

Revenues

        Gains From Mortgage Banking Activities.    Mortgage banking activity income is recognized when we record a derivative asset upon the commitment to both originate a loan with a borrower and sell to an investor. The commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, the estimated fair value of the expected net future cash flows associated with the servicing of the loan and the estimated fair value of guaranty obligations to be retained. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. MSRs and guaranty obligations are recognized as assets and liabilities, respectively, upon the sale of the loans.

        Loans originated in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments, and because the borrower will also have to pay an origination fee to the ultimate institutional lender.

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

        Servicing Fees.    We service nearly all loans we originate. We earn servicing fees for performing certain loan servicing functions, such as processing loans, tax, and insurance payments and managing escrow balances. Servicing also includes asset management functions, such as monitoring the physical condition of the property, analyzing the financial condition and liquidity of the borrower and performing loss mitigation activities as directed by the GSEs and HUD.

        Our servicing fees on loans we originate provide a stable revenue stream. They are based on contractual terms, are earned over the life of the loan and are generally not subject to prepayment risk. Our Fannie Mae and Freddie Mac servicing agreements provide for make-whole payments in the event of a voluntary prepayment. Accordingly, we currently do not hedge our servicing portfolio for prepayment risk. Any make-whole payments received are included in "Other Income."

        HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee.

        Net Warehouse Interest Income.    We earn net interest income on loans funded through borrowings from our warehouse facilities from the time the loan is closed until the loan is sold pursuant to the loan purchase agreement. Each borrowing on a warehouse line relates to a specific loan for which we have already secured a loan sale commitment with an investor. Because of this "matched funding," we typically do not incur warehouse interest expense in excess of the warehouse interest income for a particular loan. Related interest expense from the warehouse loan funding is netted, in our financial statements, against interest income. Net warehouse interest income varies based on the period of time between the loan closing and the sale of the loan to the investor, the size of the average balance of the loans held for sale, and the net interest spread between the loan coupon rate and the cost of warehouse financing. Loans typically remain in the warehouse facility for up to 60 days. Loans that we broker for institutional investors and other investors are funded directly by them.

        Escrow Earnings and Other Interest Income.    We earn interest income on property level escrow deposits in our servicing portfolio, generally based on an average 30-day LIBOR plus a spread. Escrow earnings reflect interest income net of interest paid to the borrower, which generally equals a money market rate.

        Other.    Other income is comprised of investment consulting and related services fees, make-whole payments, and other miscellaneous revenues related to our mortgage banking operations which are not directly attributable to the origination of a loan.

Costs and Expenses

        Personnel.    Personnel expense includes the cost of employee compensation and benefits; which include fixed and discretionary amounts tied to company and individual performance; severance expense primarily associated with the Acquisition; and stock-based compensation.

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

        Amortization of Intangible Assets.    Amortization of intangible assets is principally related to the amortization of the mortgage pipeline intangible asset recognized in connection with the Acquisition. We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is no longer probable of rate locking.

        Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations is established at the loan level for risk-sharing loans when the borrower has defaulted on the loan or we believe it is probable the borrower will default on the loan and a loss has been incurred. This provision is in addition to the guaranty obligation that is recognized when the loan is sold. Our estimates of value are based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is a better estimate of the net disposition value.

        Other Operating Expenses.    Other operating expenses include sub-servicing costs, facilities costs, travel and entertainment, marketing costs, professional fees, licenses, dues and subscriptions, corporate insurance and other administrative expenses. As a result of the completion of the Acquisition, we incurred certain costs that are unique to the Acquisition, significantly increasing the amount of other operating expenses for the year ended December 31, 2012.

        Income Tax Expense.    Our predecessor entities historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing of our initial public offering on December 20, 2010, our tax status changed to a C-corporation and our income became subject to both federal and state corporate tax. As a result of the Formation Transaction and change in tax status, we recognized net deferred tax liabilities and a corresponding deferred tax expense in the fourth quarter of 2010. We recognized income tax expense for the 12 days following the Formation Transaction, and our combined effective federal and state tax rate for its income during those 12 days was 38.7%. As of December 31 2012 and 2011, our combined effective federal and state tax rate was 38.9% and 38.5%, respectively.

Results of Operations

        Following is a discussion of our results of operation for the years ended December 31, 2012, 2011, and 2010. The financial results are not necessarily indicative of future results. Our business is not typically subject to seasonal trends. However, our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions. Please refer to "Selected Financial Data" and the table below, which provides supplemental data regarding our financial performance.

	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Origination Data:
Origination Volumes by Investor
Fannie Mae	$3,329,639	$1,869,980	$1,572,096
Freddie Mac	1,685,447	836,214	526,661
Ginnie Mae—HUD	855,346	512,078	616,075
Other(1)	1,231,753	807,645	456,786

Total	$7,102,185	$4,025,917	$3,171,618

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	42%	34%	35%
Other operating expenses	13%	11%	11%
Total expenses	78%	63%	67%
Adjusted total expenses(2)	69%	63%	67%
Operating margin	22%	37%	33%
Adjusted operating margin(2)	31%	37%	33%
Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.32%	1.20%	1.33%
Fair value of MSRs created, net	1.30%	1.35%	1.36%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume(3)	1.58%	1.69%	1.59%

	As of December 31,
Servicing Portfolio by Type	2012	2011	2010
Fannie Mae	$18,854,611	$10,379,426	$9,459,813
Freddie Mac	9,114,221	3,189,565	2,467,567
Ginnie Mae—HUD	4,642,380	1,359,166	836,924
Other(1)	2,558,787	1,850,128	1,854,990

Total	$35,169,999	$16,778,285	$14,619,294

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.24%	0.22%	0.20%

(1)
CMBS, life insurance companies, commercial banks and interim loans. 2012 origination volume includes $35.3 million of interim loan volume, which is classified as held for investement while oustanding.

(2)
This is a non-GAAP financial measure.

(3)
The fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume reflects revenue recognized, as a percentage of loan origination volume, on those loans which the Company will record an MSR upon sale of the loan. No MSRs are recorded on "Other" originations or interim loan originations. For the year ended December 31, 2012, 2011, and 2010, interim loan volume was $35.3 million, $0, and $0, respectively.

Non-GAAP Financial Measures

        Adjusted net income, adjusted earnings per diluted share, adjusted total expenses, adjusted operating income and adjusted operating margin are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted Net Income and Adjusted Diluted Earnings Per Share
GAAP net income	$33,772	$34,864	$8,227
Shares(1)	25,845	21,748	15,036

GAAP diluted earnings per share	$1.31	$1.60	$0.55

GAAP net income	$33,772	$34,864	$8,227
Adjustments:
Severance costs(2)	$2,223	$—	$—
Amortization of intangible assets	15,182	—	—
Transition services agreement	3,000	—	—
Deal-related expenses(3)	3,538	—	—
Income tax impact of adjustments	(9,314)	—	—

Adjusted net income	$48,401	$34,864	$8,227
Shares(1)	25,845	21,748	15,036

Adjusted diluted earnings per share	$1.87	$1.60	$0.55
Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and Adjusted Operating Margin
GAAP income from operations	$55,770	$56,661	$40,142
Total revenues	256,770	152,350	121,834

GAAP operating margin	22%	37%	33%

GAAP income from operations	$55,770	$56,661	$40,142
Adjustments:
Severance costs(2)	$2,223	$—	$—
Amortization of intangible assets	15,182	—	—
Transition services agreement	3,000	—	—
Deal-related expenses(3)	3,538	—	—

Adjusted income from operations	$79,713	$56,661	$40,142
Total revenues	256,770	152,350	121,834

Adjusted operating margin	31%	37%	33%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$201,000	$95,689	$81,692
Adjustments:
Severance costs(2)	$2,223	$—	$—
Amortization of intangible assets	15,182	—	—
Transition services agreement	3,000	—	—
Deal-related expenses(3)	3,538	—	—

Adjusted total expenses	$177,057	$95,689	$81,692

(1)
Diluted weighted average shares outstanding.

(2)
Severance costs incurred in connection with the Acquisition.

(3)
Includes legal, advisory fees, and other professional fees incurred in connection with the Acquisition.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview

        Our consolidated income from operations was $55.8 million for the year ended December 31, 2012, compared to $56.7 million for the year ended December 31, 2011, a 2% decrease. Our total revenues were $256.8 million for the year ended December 31, 2012, compared to $152.4 million for the year ended December 31, 2011, a 69% increase. Our total expenses were $201.0 million for the year ended December 31, 2012, compared to $95.7 million for the year ended December 31, 2011, a 110% increase. Our operating margin was 22% for the year ended December 31, 2012, compared to 37% for the year ended December 31, 2011. The increase in revenues was primarily attributable to significantly higher overall origination volumes, combined with a slight increase in fees as a percentage of loan origination volume. In addition, substantial increases in servicing fees and other revenues contributed to the overall revenue growth. The growth in expenses was primarily attributable to expenses incurred as a result of the Acquisition, increases in compensation costs as a result of the growth of the Company, increases in amortization and depreciation due to the growth of the MSR portfolio, and amortization of intangible assets.

        Our net income was $33.8 million for the year ended December 31, 2012, compared to $34.9 million for the year ended December 31, 2011, a 3% decrease.

Revenues

        Gains From Mortgage Banking Activities.    Gains from mortgage banking activities were $186.5 million for the year ended December 31, 2012, compared to $102.7 million for the year ended December 31, 2011, an 82% increase. Gains reflect the loan origination fees, premiums or losses from the sale of loans, net of any co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained. The increase is attributable to the increase in the volume of loans originated year over year due to internal growth and the Acquisition. Origination volumes increased to $7.1 billion in 2012, compared to $4.0 billion in 2011, a 76% increase. The increase in revenue due to loan origination volumes was partially offset by a slight decline in loan origination fee rate and in the average fair value of the expected net future cash flows associated with servicing the loan as a percentage of loan origination volume.

        Servicing Fees.    Servicing fees were $52.2 million for the year ended December 31, 2012, compared to $33.6 million for the year ended December 31, 2011, a 55% increase. The increase was primarily attributable to a 110% increase in the servicing portfolio to $35.2 billion at December 31, 2012 from $16.8 billion at December 31, 2011, combined with an increase in the weighted-average servicing fee rate to 24 basis points at December 31, 2012 from 22 basis points at December 31, 2011.

        Net Warehouse Interest Income.    Net warehouse interest income was $4.7 million for the year ended December 31, 2012, compared to $4.2 million for the year ended December 31, 2011, an 11% increase. The increase is attributable to a 148% increase in the average outstanding warehouse balance, partially offset by a decrease in the average net spread between the loan coupon rate and the cost of warehouse financing and a $0.9 million increase in warehouse-related fees year over year. Warehouse-

related fees primarily consist of commitment and usage fees. The components of net warehouse interest income are (in thousands):

	Year Ended December 31,
	2012	2011
Warehouse interest income	$17,361	$10,198
Warehouse interest expense	12,693	6,000

Warehouse interest income, net	$4,668	$4,198

        Escrow Earnings and Other Interest Income.    Escrow earnings and other interest income was $3.0 million for the year ended December 31, 2012, compared to $1.5 million for the year ended December 31, 2011, a 101% increase. The increase was primarily attributable to increases in escrow earnings rates on servicing portfolio escrow balances, as well as an increase in our average escrow balances held.

        Other.    Other income was $10.4 million for both the year ended December 31, 2012 and the year ended December 31, 2011. In 2012, other income includes assumption fees, application fees, prepayment penalties, and investment income from ARA Finance. In 2011, other income includes assumption fees, including the receipt of a $2.5 million fee pursuant to the assumption of a credit facility and a break-up fee of $1.8 million associated with an unsuccessful refinancing of a large portfolio of loans upon meeting certain contractual milestones.

Expenses

        Personnel.    Personnel expense was $109.0 million for the year ended December 31, 2012, compared to $51.2 million for the year ended December 31, 2011, a 113% increase. The increases were primarily attributable to increases in loan origination related fees on which the resulting loan originator commissions are based, as well as increases in compensation expense as the Company invested in its loan origination platform through the addition of origination teams and 12 new regional offices and 231 full time employees since December 31, 2011. In addition, personnel expense for the year ended December 31, 2012 includes severance expense of $2.9 million, for which there was no comparable expense in 2011.

        Amortization and Depreciation.    Amortization and depreciation expense was $38.7 million for the year ended December 31, 2012, compared to $22.4 million for the year ended December 31, 2011, a 72% increase. The increase was primarily attributable to the increase in loan origination activity and resulting growth in the capitalization of MSRs and the addition of $124.6 million of MSRs from the Acquisition, all of which are subsequently amortized.

        Amortization of Intangible Assets.    The increase was attributable to amortization expense of $15.3 million related to the amortization of intangible assets recognized upon closing the Acquisition, for which there was no comparable expense in the prior year.

        Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $3.1 million for the year ended December 31, 2012, compared to $4.7 million for the year ended December 31, 2011, a $1.6 million, or 34%, decrease. The decrease is primarily attributable to a decrease in the 60+ day delinquency rate from 0.25% of the at risk portfolio at December 31, 2011 to 0.15% of the at risk portfolio at December 31, 2012 and observed increases in the fair value of some of the defaulted loans. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

        Interest Expense on Corporate Debt.    The interest expense on corporate debt was $1.6 million for the year ended December 31, 2012, compared to $0.8 million for the year ended December 31, 2011, a 100% increase. This increase was primarily attributable to a 61% increase in the average corporate debt outstanding and a 125 basis point increase in the applicable margin following the Acquisition.

        Other Operating Expenses.    Other operating expenses were $33.2 million for the year ended December 31, 2012, compared to $16.5 million for the year ended December 31, 2011, a 102% increase. The increase was primarily attributable to increases in professional fees related to legal and investment banking fees incurred in connection with the Acquisition, as well as recruiting fees paid related to the hiring of additional loan origination talent in 2012 and the transition services agreement with CW Financial following the completion of the Acquisition. The remaining increase was attributable to increases in office expenses, marketing, and travel and entertainment expenses directly related to increases in headcount year over year and the growth of the Company and operations (including the Acquisition).

        Income Tax Expense.    Income tax expense was $22.0 million for the year ended December 31, 2012, compared to $21.8 million for the year ended December 31, 2011, a 1% increase.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview

        Our consolidated income from operations was $56.7 million for the year ended December 31, 2011, compared to $40.1 million for the year ended December 31, 2010, a 41% increase. Our total revenues were $152.4 million for the year ended December 31, 2011, compared to $121.8 million for the year ended December 31, 2010, a 25% increase. Our total expenses were $95.7 million for the year ended December 31, 2011, compared to $81.7 million for the year ended December 31, 2010, a 17% increase. Our operating margins were 37% for the year ended December 31, 2011, compared to 33% for the year ended December 31, 2010. The increases in revenues and earnings were primarily attributable to significantly higher overall origination volumes, while fees as a percentage of loan origination volume decreased slightly. In addition, substantial increases in servicing fees and other revenues contributed to the overall revenue growth and our operating margin. The growth in expenses was primarily attributable to increases in personnel expense and amortization and depreciation, both due to our increased loan origination volumes, as well as increased professional costs associated with being a public company; however, in 2011 our provision for risk-sharing obligations decreased on continued strong performance of loans in our at-risk servicing portfolio as underlying real estate fundamentals continued to improve in 2011.

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

        Net Warehouse Interest Income.    Net warehouse interest income was $4.2 million for the year ended December 31, 2011, compared to $3.6 million for the year ended December 31, 2010, a 17% increase. The increase is attributable to a 62% increase in the average outstanding warehouse balance, offset by a 67 basis point, or 27%, decrease in the average net spread between the loan coupon rate and the cost of warehouse financing due to the decrease in the market coupon rate over the two periods. The components of net warehouse interest income are (in thousands):

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

Expenses

        Personnel.    Personnel expense was $51.2 million for the year ended December 31, 2011, compared to $42.5 million for the year ended December 31, 2010, a 20% increase. The increase was primarily attributable to the additional commissions associated with the increased loan origination volume. In addition, personnel expense in 2011 increased due to the impact of a full year of share-based compensation, as 2010 contained only 11 days of share-based compensation expense following our initial public offering and our initial grant of restricted share awards, an increase of approximately $2.4 million. Personnel expense, as a percentage of total revenues, decreased to 34% in 2011, down from 35% in 2010. The decrease is primarily attributable to the increase in other revenues when compared to 2010, which are not subject to commissions.

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

        Provision for Risk-Sharing Obligations.    The provision for risk-sharing obligations was $4.7 million for the year ended December 31, 2011, compared to $7.5 million for the year ended December 31, 2010, a $2.7 million, or 37%, decrease. The provision for risk-sharing obligations was six and 11 basis points of the at risk portfolio balances as of December 31, 2011, and 2010, respectively. The decrease observed in 2011 is primarily attributable to a decrease in the number of defaults, remaining unpaid principal balance of defaulting loans and underlying market factors affecting defaults within the at risk portfolio in 2011 when compared to 2010. The remaining decrease in the provision was attributable to the facts and circumstances surrounding the loans we service, the related borrowers, key principals and underlying collateral. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

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

        Interest Expense on Corporate Debt.    The interest expense on corporate debt was $0.8 million for the year ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010, a

38% decrease. This decrease was primarily attributable to a 16% decrease in the average corporate debt outstanding and a three basis point decline in the average 30-day LIBOR.

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

        Although prior to the initial public offering our excess cash flows from operations have been distributed to owners, we currently have no intention to pay dividends on our common stock in the foreseeable future.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

        Our unrestricted cash balance was $65.0 million and $53.8 million as of December 31, 2012 and 2011, respectively, an $11.2 million increase.

        Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash used in operating activities was $839.2 million for the year ended December 31, 2012 compared to $58.1 million provided by operating activities for the year ended December 31, 2011. The decrease in cash flows from operations in 2012 is primarily attributable to the use of $821.9 million for loan originations, net of sales of loans to third parties; compared to the receipt of $39.7 million to fund loan originations, net of sales of loans to third parties in 2011. Excluding cash provided by and used in the sale and purchase of loans, cash flows used in operations were $17.3 million for the year ended December 31, 2012 compared to $18.4 million provided by operations for the year ended December 31, 2011. The decrease is primarily attributable to an increase in cash paid for interest of $5.7 million and cash paid for taxes of $1.7 million and net use of $21.1 million for servicing fees and other receivables.

        We invested $222.1 million and $3.8 million for the year ended December 31, 2012, and 2011, respectively, a $218.4 million increase. The increase in cash invested in 2012 is primarily the result of net cash paid for the Acquisition of $208.1 million and cash of $9.4 million invested in loans held for investment, expenditures which had no comparable amounts in 2011.

        Cash provided by financing activities was $1.1 billion for the year ended December 31, 2012 compared to $33.8 million cash used in financing activities for the year ended December 31, 2011. The increase is primarily attributable to net receipts of warehouse/corporate notes of $923.2 million and proceeds from the issuance of common stock of $151.1 million. In 2011, cash flows used in financing activities included the net repayment of warehouse/corporate notes of $33.7 million.

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

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

        Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, and (ii) working capital to support our day-to-day operations, including debt service payments, servicer advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient. In 2012, we repaid our term note payable and replaced it with a new $83.0 million note to facilitate the Acquisition. The new term note has an unpaid principal balance of $80.9 million as of December 31, 2012.

        We also require working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. Fannie Mae has indicated that it will be increasing its collateral requirements for certain loans, see "Restricted Cash and Pledged Securities." Congress and other governmental authorities have also suggested that lenders will be required to retain on their balance sheet a portion of the loans that they originate, although no regulation has yet been implemented. In either scenario, we would require additional liquidity to support the increased collateral requirements.

        Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of December 31, 2012 and 2011. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2012, the net worth requirement was $83.6 million and the Company's net worth was $175.5 million. As of December 31, 2012, we were required to maintain at least $15.4 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2012, we had operational liquidity of $62.5 million.

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

Restricted Cash and Pledged Securities and Cash

        Restricted cash and pledged securities and cash consist primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and collateral for our risk-sharing obligations. The amount of collateral required by Fannie Mae and Freddie Mac (whenever loss sharing is applicable) is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of December 31, 2012, and December 31, 2011 we pledged securities and cash to collateralize our risk-sharing obligations of $33.5 million and $19.0 million, respectively, all of which were in excess of current requirements.

        We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. In 2010, Fannie Mae increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points. The incremental collateral required for existing and new loans will be funded over approximately the next three years, in accordance with Fannie Mae requirements. Based on our Fannie Mae portfolio as of December 31, 2012, the additional proposed collateral required by the end of the three year period is expected to be approximately $31.9 million. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans will remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans will increase from 50 basis points to 90 basis points and that Level 2 and Level 3 loss sharing requirements will increase. We currently have an insignificant number of loans in our portfolio which will be affected by the announced collateral changes and do not expect it will have a material impact on our future operations; however, Fannie Mae has indicated that it would likely increase collateral requirements in the future, which may adversely impact us.

Sources of Liquidity: Warehouse Facilities

        To provide financing to borrowers under GSE and HUD programs and to assist in funding interim loans, we have five warehouse facilities that we use to fund substantially all of our loan originations. As of December 31, 2012, we had four committed warehouse lines of credit in the aggregate amount of $1.0 billion with certain national banks, a temporary increase commitment of $400.0 million, and a $500.0 million uncommitted facility with Fannie Mae. Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

  Warehouse Facility #1:

        We had a $150.0 million committed warehouse line agreement that was scheduled to mature on November 26, 2012. On September 4, 2012, contemporaneous with the closing of the Acquisition, we entered into the Warehousing Credit and Security Agreement with a national bank to replace the existing $150.0 million warehouse line with a $500.0 million committed warehouse line that matures on September 3, 2013. The Warehousing Credit and Security Agreement provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate ("LIBOR") plus 185 basis points. The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on our operating subsidiary (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by us, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

        In addition, the Warehousing Credit and Security Agreement requires compliance with certain financial covenants, which are measured for us and our subsidiaries on a consolidated basis, as follows:

  •
  tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

  •
  compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD,

  •
  liquid assets of the Company of not less than $15.0 million,

  •
  maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company's consolidated servicing portfolio of not less than $20.0 billion or (ii) all Fannie Mae DUS mortgage loans comprising the Company's consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution,

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company's consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company's consolidated servicing portfolio, and

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

        The Warehousing Credit and Security Agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods.

        On September 28, 2012, we amended this committed warehouse line agreement to provide for a temporary increase commitment ("Temporary Increase Agreement") of $640.0 million, temporarily increasing the warehouse commitment amount available to $1.14 billion until the earliest of December 6, 2012, an event of default under the existing warehouse agreement or the termination of the warehousing commitment pursuant to the terms of the existing warehouse agreement. Borrowings under the Temporary Increase Agreement were only available when outstanding funding under the existing warehouse facility exceeded $500.0 million and accrued interest at the same rate as the Warehousing Credit and Security Agreement. If the aggregate interest accrued over the term of the Temporary Increase Agreement was less than $1.0 million, we were obligated to pay an amount equal to $1.0 million minus the actual accrued interest.

        On December 6, 2012, we entered into a First Amendment to Warehousing Credit and Security Agreement. Pursuant to the amendment, during the period commencing on December 6, 2012, and ending on January 31, 2013 (the "Bulge Period"), the Warehousing Agreement provides us with a total warehousing commitment amount of $975.0 million, which is comprised of a commitment amount of $575.0 million provided by two banks and a temporary increase commitment amount of $400.0 million provided by one of the banks. After the Bulge Period, the total warehousing commitment amount under the Warehousing Agreement was reduced to $575.0 million.

        During the Bulge Period, we were also required to pay an additional usage fee in an amount equal to the sum of the daily usage fees for the Bulge Period, which daily usage fee equaled, for each day during the Bulge Period, the product of (i) the amount, if any, by which the outstanding principal amount of loans under the Warehousing Agreement exceeded $575.0 million and (ii) 0.20% per annum. Furthermore, in addition to interest accruing at the applicable interest rate under the Warehousing Agreement during the Bulge Period, we were required to pay a minimum spread amount equal to the positive difference, if any, that resulted from (i) $620,000 minus (ii) the sum of the "Daily Bulge Period Spread Income," which means, for each day during the Bulge Period, an amount equal to the product of (A) the applicable margin of 1.85% per annum, and (B) the amount, if any, by which the outstanding principal amount of loans under the Warehousing Agreement exceeded $575.0 million.

        As of December 31, 2012, we had $830.7 million of borrowings outstanding under this line with a corresponding principal amount of loans held for sale.

  Warehouse Facility #2:

        On September 4, 2012, contemporaneous with the closing of the Acquisition, we amended our $350.0 million committed warehouse agreement that was scheduled to mature on February 28, 2013. The committed warehouse facility provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. The amendment, among other things, extended the maturity date to September 3, 2013, reduced the rate for borrowing from the average 30-day LIBOR plus 185 basis points to the average 30-day LIBOR plus 175 basis points and amended the negative and financial covenants to conform to those of our Warehousing Credit and Security Agreement, described above, with the exception of the leverage ratio covenant, which is not included in the amended facility. As of December 31, 2012, we had $109.3 million of borrowings outstanding under this line with a corresponding principal amount of loans held for sale. On January 25, 2013, we entered into an amendment to increase the borrowing capacity from $350.0 million to $450.0 million. No other material modifications were included in the amendment.

  Warehouse Facility #3:

        We have a $35.0 million committed warehouse line agreement that matures on July 21, 2013, subject to one year extensions at the lenders' discretion. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to us. As of December 31, 2012, there was $7.1 million of borrowings outstanding under this line with one corresponding loan classified as held for investment. The facility agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100.0 million,

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

  •
  minimum cash and cash equivalents of $10.0 million,

  •
  minimum EBITDA to total debt service ratio of 2.00 to 1.0, and

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

  Warehouse Facility #4:

        On October 5, 2012, we closed a $50.0 million committed warehouse line agreement that matures on October 4, 2013. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. As of December 31, 2012, we had no borrowings outstanding under this line. The agreement requires our subsidiary (the borrower) and us (the Company) to abide by the following significant financial covenants:

  •
  tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

  •
  compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD,

  •
  liquid assets of the Company of not less than $15.0 million,

  •
  fourth-quarter EBITDA (as defined in the Credit Agreement) of not less than $35 million,

  •
  Maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company's consolidated servicing portfolio of not less than $20.0 billion or (ii) all Fannie Mae DUS mortgage loans comprising the Company's consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution,

  •
  minimum loan-to-servicing ratio of 40%,

  •
  debt service coverage ratio of not less than 3.0 to 1.0,

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company's consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company's consolidated servicing portfolio, and

  •
  maximum ratio of adjusted funded debt to fourth-quarter EBITDA of (i) 4.0 to 1.0 for each of the fiscal quarters ending on September 30, 2012, December 31, 2012, March 31, 2013, and June 30, 2013 and (ii) 3.5 to 1.0 for the fiscal quarter ending September 30, 2013 and each fiscal quarter thereafter.

  Uncommitted Warehouse Facility:

        We have a $500.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at the average 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. As of December 31, 2012, we had $137.3 million of borrowings outstanding under this program with a corresponding principal amount of loans held for sale. There is no expiration date for this facility.

        We had an unlimited master purchase and sale agreement which expired pursuant to its terms on March 16, 2012.

        The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of December 31, 2012, we were in compliance with all of our warehouse line covenants.

        Upon closing the Acquisition, the Company, Walker & Dunlop, LLC, CW Financial and Walker & Dunlop Capital, LLC (formerly CWCapital) entered into agreements to amend the three outstanding warehouse lines of Walker & Dunlop Capital, LLC that existed immediately prior to the Acquisition (collectively, the "Old Warehouse Lines") to (i) freeze the Old Warehouse Lines on the closing date of the acquisition by eliminating the ability of Walker & Dunlop Capital, LLC, or any other entity, to request advances under the Old Warehouse Lines, (ii) provide for repayment in full of any outstanding borrowings under the Old Warehouse Lines, each within a period of not more than 75 days after the closing date, and (iii) substitute CW Financial's guarantees of the Old Warehouse Lines with guarantees by us. These lines expired pursuant to their terms on December 31, 2012.

        We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Debt Obligations

        On October 31, 2006, we entered into a $42.5 million term note agreement (the "Existing Term Loan Agreement") which, as amended, was scheduled to mature on October 31, 2015. On September 4, 2012, and substantially contemporaneous with the closing of the Acquisition, we entered into a senior secured term loan credit agreement (the "Credit Agreement") that replaced our

$42.5 million Existing Term Loan Agreement. The Credit Agreement provides for an $83.0 million term loan (the "Term Loan"). At December 31, 2012, there were $80.9 million of borrowings outstanding under the Credit Agreement.

        On September 4, 2012 (the "Closing Date"), $61.8 million of the Term Loan proceeds were used to pay cash consideration to CW Financial under the Purchase Agreement, $20.7 million of the Term Loan proceeds were used to refinance the Existing Term Loan Agreement, and the remaining $0.5 million of the proceeds were used to repay certain of our existing indebtedness to former equity holders in our predecessor entities (during 2008, we purchased small amounts of subsidiary equity from certain existing employees and issued notes that were subordinated to the Existing Term Loan Agreement).

        The Term Loan amortizes in equal quarterly installments of $2.1 million commencing 90 days after the Closing Date, with a final maturity date for all remaining amounts due under the Term Loan of August 31, 2017. Other than the scheduled quarterly amortization installments, any payments of Term Loan principal during the first 18 months after the Closing Date (the "Lockout Period") must be accompanied by a prepayment penalty fee equal to the amount of interest that would have accrued on the prepaid principal amount during the then remaining portion of the Lockout Period.

        Borrowings under the Credit Agreement bear interest at a rate derived from LIBOR for a one-month interest period plus an applicable margin of 3.75%, subject to adjustment if an event of default is continuing.

        Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC and Walker & Dunlop Capital, LLC, each of which is our direct or indirect wholly owned subsidiary (together with us, the "Loan Parties"), pursuant to a Guarantee and Collateral Agreement entered into on the Closing Date among the Loan Parties and the lender (the "Guarantee and Collateral Agreement").

        The Credit Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions) on the ability of the Loan Parties to create liens on their respective properties, assets or revenues, to make investments, to incur indebtedness, to merge, dissolve, liquidate or consolidate with or into another person, to make material dispositions, to pay certain dividends or related distributions, to prepay, redeem or defease prior to maturity certain indebtedness, to change the nature of their business, to enter into certain transactions with affiliates, to enter into certain burdensome agreements, to amend certain material documents or to change their respective names or fiscal years.

        In addition, the Credit Agreement requires the Loan Parties to abide by certain financial covenants calculated for us and our subsidiaries on a consolidated basis. As of December 31, 2012, we were in compliance with all financial covenants of the Term Loan. The most significant financial covenants are summarized as follows:

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

Credit Quality and Allowance for Risk-Sharing Obligations

        The following table sets forth certain information useful in evaluating our credit performance.

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Key Credit Metrics
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	$11,783,915	$6,560,506	$5,865,285
Fannie Mae Modified Risk	4,128,020	2,303,158	1,994,847
Fannie Mae No Risk	2,942,676	1,515,762	1,599,681

Total Fannie Mae	$18,854,611	$10,379,426	$9,459,813
Freddie Mac servicing portfolio:
Freddie Mac Modified Risk	$69,018	$—	$—
Freddie Mac No Risk	9,045,203	3,189,565	2,467,567

Total Freddie Mac	$9,114,221	$3,189,565	$2,467,567
GNMA/HUD servicing portfolio:
GNMA/HUD Full Risk	$4,988	$—	$—
GNMA/HUD No Risk	4,637,392	1,359,166	836,924

Total GNMA/HUD	$4,642,380	$1,359,166	$836,924
Capital markets and other servicing portfolio	$2,558,787	$1,850,128	$1,854,990

Total servicing portfolio unpaid principal balance	$35,169,999	$16,778,285	$14,619,294

At risk servicing portfolio(1)	$13,608,684	$7,500,752	$6,681,942
60+ Day delinquencies, within at risk portfolio	19,739	19,037	56,649
At risk loan balances associated with allowance for risk-sharing obligations(2)	$134,376	$158,969	$137,511
Allowance for risk-sharing obligations:
Beginning balance	$14,917	$10,873	$5,552
Provision for risk-sharing obligations	3,140	4,724	7,469
Allowance for risk-sharing obligations, CWCapital acquisition	4,063	—	—
Net write-offs	(6,450)	(680)	(2,148)

Ending balance	$15,670	$14,917	$10,873

60+ Day delinquencies as a percentage of the at risk portfolio	0.15%	0.25%	0.85%
Provision for risk-sharing as a percentage of the at risk portfolio	0.02%	0.06%	0.11%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.12%	0.20%	0.16%
Net write-offs as a percentage of the at risk portfolio	0.05%	0.01%	0.03%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	11.66%	9.38%	7.91%

(1)
At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as an immaterial balance of Freddie Mac and GNMA/HUD loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

  For example, a $15 million loan with 50% DUS risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk-sharing. Accordingly, if the $15 million loan with 50% DUS risk-sharing was to default, the Company would view the overall loss as a percentage of the at-risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. As of December 31, 2012, all of the Company's risk-sharing obligations that we have settled have been from full risk-sharing loans.

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

        We monitor our underwriting criteria in light of changing economic and market conditions. In 2006, when we believed the CMBS issuers relaxed their underwriting criteria, we did not mirror those changes. Furthermore, in 2008, we strengthened our underwriting criteria in response to deteriorating market conditions. We believe these actions reduced our risk exposure under the Fannie Mae DUS risk sharing program; however, these actions also restricted growth in our origination volumes.

        We may request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. Except for the Fannie Mae DUS loans acquired in the Column transaction, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap the loan balance subject to full risk-sharing at $60.0 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss on any loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss).

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

        As of December 31, 2012 and 2011, $19.7 million and $19.0 million, respectively, of our at risk balances were more than 60 days delinquent. For the years ended December 31, 2012, 2011 and 2010, our provisions for risk-sharing obligations were $3.1 million, $4.7 million and $7.5 million, respectively, or two basis points, six basis points and eleven basis points of the Fannie Mae at risk balance, respectively.

        As of December 31, 2012 and December 31, 2011, our allowance for risk-sharing obligations was $15.7 million and $14.9 million, respectively, or 12 basis points and 20 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of December 31, 2012, we have advanced $4.5 million of principal and interest payments on the loans associated with our $15.7 million allowance. Accordingly, if the $15.7 million in estimated losses is ultimately realized, the Company would be required to fund an additional $11.2 million. As of December 31, 2011, we had advanced $5.3 million of principal and interest payments on the loans associated with our $14.9 million allowance at that time.

        For the ten-year period from January 1, 2003 through December 31, 2012, we recognized net write-offs of risk-sharing obligations of $8.3 million, or an average of one basis point annually of the average at risk Fannie Mae portfolio balance.

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

        Contractual payments due under warehouse facility obligations, long-term debt, and other obligations at December 31, 2012 are as follows (in thousands):

	Total	Due in 1 Year or Less	Due after 1 Year through 3 Years	Due after 3 Years through 5 Years	Due after 5 Years
Long-term debt(1)	$92,684	$11,423	$21,833	$59,428	$—
Warehouse facilities(2)	1,086,169	1,086,169	—	—	—
Operating leases	34,572	4,112	8,084	6,484	15,892
Purchase obligations	1,409	602	807	—	—
Deferred compensation liability	941	941	—	—	—

Total	$1,215,775	$1,103,247	$30,724	$65,912	$15,892

(1)
Includes interest at contractual interest rate for fixed rate loans and effective interest rate for variable rate loans.

(2)
To be repaid from proceeds of loan sales. Includes interest at the effective interest rate for warehouse borrowings as of December 31, 2012.

New/Recent Accounting Pronouncements

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption of ASU No. 2011-04 on January 1, 2012 expanded our disclosures regarding fair value measurements but did not have a material impact on our financial statement disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of ASU No. 2011-05 on January 1, 2012 did not have a material impact on our financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The adoption of ASU No. 2011-08 on January 1, 2012 did not have a material impact on our financial statements.

        In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the ASU. The FASB issued a subsequent ASU limiting the scope of ASU No. 2011-11 to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. The ASU is effective for annual periods beginning on or after January 1, 2013 (and interim periods within those annual periods), with retrospective application required. We do not expect the adoption of ASU No. 2011-11 will have a material impact on our financial statements.

        In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption of ASU No. 2012-02 will have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is typically effectuated within 60 days of closing. The coupon rate for the loan is set after we have established the interest rate with the investor.

        Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would increase or decrease, respectively, our annual earnings by approximately $6.8 million based on our escrow balance as of December 31, 2012, compared to $2.2 million as of December 31, 2011. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $5.0 million based on our outstanding warehouse balance as of December 31, 2012, compared to $2.2 million as of December 31, 2011. All of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.8 million based on our outstanding corporate debt as of December 31, 2012, compared to $0.2 million based on our outstanding corporate debt as of December 31, 2011.

        The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $11.0 million as of December 31, 2012, compared to $4.5 million as of December 31, 2011. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of December 31, 2012 and 2011, 88% and 92% of the service fees, respectively, are protected from the risk of prepayment through make-whole requirements; hence, we do not hedge our servicing portfolio for prepayment risk.

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

        Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2012 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.    Other Information.

  None

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2013 (the "Proxy Statement") under the captions "Board of Directors and Corporate Governance," and "Executive Officer Biographies." The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See "Available Information."

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

        Item 13 is hereby incorporated by reference to the Proxy Statement.

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
2.2
Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
2.3
Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)
2.4
Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed on June 15, 2012)
3.1
Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on September 10, 2012)
4.1
Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)
4.2
Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2010)
4.3
Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 27, 2010)
4.4
Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012)
4.5
Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company's proxy statement filed on July 26, 2012)

Exhibit No.		Description
4.6		Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company's proxy statement filed on July 26, 2012)
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
10.3	†*	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and William M. Walker, effective as of December 14, 2012
10.4	†
Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.5	†*	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Howard W. Smith, III effective as of December 14, 2012
10.6	†
Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.7	†*	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Deborah A. Wilson, effective as of December 14, 2012
10.8	†
Separation Agreement, dated December 17, 2012, by and between Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2012)
10.9	†
Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard Warner (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.10	†*	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Richard Warner, effective as of December 14, 2012
10.11	†
Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)
10.12	†*	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Richard M. Lucas, effective as of December 14, 2012

Exhibit No.		Description
10.13	†	Employment Agreement, dated March 3, 2013 between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 4, 2013)
10.14	†
2010 Long Term Incentive Plan of Walker & Dunlop, LLC, dated January 1, 2010 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.15	†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 30, 2012)
10.16	†	Management Deferred Stock Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 16, 2013)
10.17	†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2013)
10.18	†	Form of Restricted Common Stock Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012)
10.19	†	Form of Restricted Common Stock Award Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012)
10.20	†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012)
10.21	†	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012)
10.22	†*	Form of Deferred Stock Unit Award Agreement (Matching Program)
10.23	†*	Form of Restricted Stock Unit Award Agreement (Matching Program)
10.24	†*	Form of Deferred Stock Unit Award Agreement (Purchase Plan)
10.25	†*	2012 Annual Bonus Plan
10.26	†	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
10.27	†
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

Exhibit No.		Description
10.30	†	Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.31	†
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
10.34	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.35	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Cynthia A. Hallenbeck (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.36	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.37	†
Indemnification Agreement, dated December 20, 2010, by and among Walker and Dunlop Inc. and Richard C. Warner (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.38	†*	Indemnification Agreement, dated November 2, 2012, by and among Walker and Dunlop Inc. and Andrew C. Florance
10.39	†
Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 4, 2013)
10.40	†*	Indemnification Agreement, dated November 2, 2012, by and among Walker and Dunlop Inc. and Michael D. Malone
10.41
Warehousing Credit and Security Agreement, dated as of June 30, 2010, between Walker & Dunlop, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)
10.42
First Amendment to Warehousing Credit and Security Agreement, dated May 12, 2011, by and between Walker & Dunlop, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)
10.43
Second Amendment to Warehousing Credit and Security Agreement, dated June 29, 2011, by and between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 5, 2011)

Exhibit No.	Description
10.44	Third Amendment to Warehousing Credit and Security Agreement, dated March 8, 2012, by and between Walker & Dunlop, LLC (as borrower) and PNC Bank, National Association (as lender) (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)
10.45
Fourth Amendment to Warehousing Credit and Security Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 10, 2012)
10.46
Fifth Amendment to Warehousing Credit and Security Agreement, dated as of January 25, 2013, by and between Walker & Dunlop, LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 29, 2013)
10.47
Warehousing Credit and Security Agreement, dated July 21, 2011 between W&D Interim Lender LLC (as borrower), Walker & Dunlop, Inc. (as guarantor) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 25, 2011)
10.48
Repayment Guaranty, dated July 21, 2011, by Walker & Dunlop, Inc. (as guarantor) in favor of TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 25, 2011)
10.49
Promissory Note, dated July 21, 2011, by W&D Interim Lender LLC (as borrower) and TD Bank, N.A. (as lender and administrative agent) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 25, 2011)
10.50
Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 10, 2012)
10.51
Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 10, 2012)
10.52
Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 10, 2012)
10.53
Transfer and Joinder Agreement, dated as of September 4, 2012, by and among the Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 10, 2012)
10.54
Credit Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., as borrower, Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC, as guarantors, the lenders referred to therein, and Bank of America, N.A., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 10, 2012)

Exhibit No.		Description
10.55		Modification Agreement, dated as of February 1, 2013, by and among Bank of America, N.A., as administrative agent, collateral agent and lender, Walker & Dunlop, Inc., as borrower, and Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC, as guarantors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2013)
10.56
Warehousing Credit and Security Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A. and the other lenders party thereto from time to time, and Bank of America, N.A., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 10, 2012)
10.57
First Amendment to Warehousing Credit and Security Agreement, dated as of December 6, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2012)
10.58
Second Amendment to Warehousing Credit and Security Agreement, dated as of February 1, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 7, 2013)
10.59
Temporary Increase Agreement, dated September 28, 2012, by and between Walker & Dunlop, LLC, as borrower and Bank of America, N.A. as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2012)
10.60
Warehousing Credit and Security Agreement, dated as of October 5, 2012, by and among W&D Interim Lender II LLC, as borrower, Walker & Dunlop, Inc. as guarantor, Bank of America, N.A. and the other lenders party thereto from time to time, and Bank of America, N.A., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 12, 2012)
10.61
Promissory Note, dated October 5, 2012, of W&D Interim Lender II LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 12, 2012)
10.62
Guaranty of Walker & Dunlop, Inc., dated as of October 5, 2012, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 12, 2012).
10.63
Pledge and Security Agreement of Walker & Dunlop, Inc., dated as of October 5, 2012, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 12, 2012)
21	*	List of Subsidiaries of the Company, as of December 31, 2012
23	*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1	*	Certification of Walker & Dunlop's Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2	*	Certification of Walker & Dunlop's Chief Financial Offer Pursuant to Rule 13a-14(a)

Exhibit No.		Description
32	*	Certification of Walker & Dunlop's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	#	XBRL Instance Document
101.2	#	XBRL Taxonomy Extension Schema Document
101.3	#	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	#	XBRL Taxonomy Extension Definition Linkbase Document
101.5	#	XBRL Taxonomy Extension Label Linkbase Document
101.6	#	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 18, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. WALKER William M. Walker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2013
/s/ ALAN J. BOWERS Alan J. Bowers	Director	March 18, 2013
/s/ ANDREW C. FLORENCE Andrew C. Florence	Director	March 18, 2013
/s/ MITCHELL M. GAYNOR Mitchell M. Gaynor	Director	March 18, 2013
/s/ CYNTHIA A. HALLENBECK Cynthia A. Hallenbeck	Director	March 18, 2013
/s/ MICHAEL D. MALONE Michael D. Malone	Director	March 18, 2013
/s/ JOHN RICE John Rice	Director	March 18, 2013

Signature	Title	Date

/s/ DANA L. SCHMALTZ Dana L. Schmaltz	Director	March 18, 2013
/s/ HOWARD W. SMITH, III Howard W. Smith, III	Executive Vice President, Chief Operating Officer and Director	March 18, 2013
/s/ EDMUND F. TAYLOR Edmund F. Taylor	Director	March 18, 2013
/s/ DEBORAH A. WILSON Deborah A. Wilson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Walker & Dunlop, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walker & Dunlop, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Walker & Dunlop, Inc.:

        We have audited Walker & Dunlop, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Walker & Dunlop, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Walker & Dunlop, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

March 18, 2013

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$65,027	$53,817
Restricted cash	7,130	7,164
Pledged securities, at fair value	33,481	18,959
Loans held for sale, at fair value	1,101,561	268,167
Loans held for investment	9,468	—
Servicing fees and other receivables, net	40,933	18,501
Derivative assets	21,258	10,638
Mortgage servicing rights	315,524	137,079
Goodwill	59,735	—
Intangible assets	4,644	1,196
Other assets	29,872	7,075

Total assets	$1,688,633	$522,596

Liabilities and Equity
Liabilities
Accounts payable and other accruals	$66,763	$36,414
Performance deposits from borrowers	9,503	10,425
Derivative liabilities	867	5,223
Guaranty obligation, net of accumulated amortization	21,155	9,921
Allowance for risk-sharing obligations	15,670	14,917
Deferred tax liability	56,035	39,749
Warehouse notes payable	1,084,539	218,426
Notes payable	80,925	23,869

Total liabilities	$1,335,457	$358,944

Equity
Stockholders' equity:
Preferred shares, 50,000,000 authorized, none issued	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 33,567,730 in 2012 and 21,748,598 in 2011	336	217
Additional paid-in capital	236,823	81,190
Retained earnings	116,017	82,245

Total stockholders' equity	$353,176	$163,652

Commitments and contingencies (note 12)
Total liabilities and stockholders' equity	$1,688,633	$522,596

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share data)

	2012	2011	2010
Revenues
Gains from mortgage banking activities	$186,543	$102,712	$85,203
Servicing fees	52,207	33,581	27,024
Net warehouse interest income	4,668	4,198	3,586
Escrow earnings and other interest income	2,965	1,474	2,056
Other	10,387	10,385	3,965

Total revenues	$256,770	$152,350	$121,834

Expenses
Personnel	$109,037	$51,162	$42,459
Amortization and depreciation	38,673	22,444	16,827
Amortization of intangible assets	15,252	70	132
Provision for risk-sharing obligations	3,140	4,724	7,469
Interest expense on corporate debt	1,649	823	1,334
Other operating expenses	33,249	16,466	13,471

Total expenses	$201,000	$95,689	$81,692

Income from operations before income taxes	$55,770	56,661	$40,142
Income tax expense	21,998	21,797	31,915

Net income	$33,772	$34,864	$8,227

Basic earnings per share	$1.32	$1.61	$0.55

Diluted earnings per share	$1.31	$1.60	$0.55

Basic weighted average shares outstanding	25,545,028	21,621,534	15,033,741

Diluted weighted average shares outstanding	25,845,015	21,747,672	15,036,411

Pro forma net income data (unaudited)
Income from operations, as reported			$40,142
Pro forma adjustments for income tax expense			15,535

Pro forma net income			$24,607

Pro forma basic and diluted earnings per share			$1.64

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2012, 2011 and 2010

(In thousands, except share data)

	Common stock				Members' Interests Acquired, at Cost
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2009	14,741,504	$147	$28,508	$50,982	$(9,826)	$69,811
Net income	—	—	—	8,227	—	8,227
Equity receivables collected	—	—	173	—	—	173
Cash distributed to Column	—	—	(159)	—	—	(159)
Distributions to members	—	—	—	(11,828)	—	(11,828)
Formation transaction including stock split	—	—	(9,826)	—	9,826	—
Issuance of common stock	6,666,667	67	58,302	—	—	58,369
Stock-based compensation	—	—	49	—	—	49

Balances at December 31, 2010	21,408,171	$214	$77,047	$47,381	$—	$124,642
Net income	—	—	—	34,864	—	34,864
Issuance of common stock	221,292	2	2,051	—	—	2,053
Stock-based compensation	—	—	2,422	—	—	2,422
Issuance of common stock in connection with equity compensation plans	157,608	1	—	—	—	1
Repurchase and retirement of common stock	(38,473)	—	(473)	—	—	(473)
Tax benefit from vesting of restricted shares	—	—	143	—	—	143

Balances at December 31, 2011	21,748,598	$217	$81,190	$82,245	$—	$163,652
Net income	—	—	—	33,772	—	33,772
Stock-based compensation	—	—	5,176	—	—	5,176
Issuance of common stock
in connection with equity compensation plans	220,236	2	373	—	—	375
Issuance of common stock in connection with the acquisition of CWCapital LLC	11,647,255	117	150,581	—	—	150,698
Repurchase and retirement of common stock	(48,359)	—	(741)	—	—	(741)
Tax benefit from vesting of restricted shares	—	—	244	—	—	244

Balances at December 31, 2012	33,567,730	$336	$236,823	$116,017	$—	$353,176

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$33,772	$34,864	$8,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(92,594)	(54,301)	(43,052)
Gain attributable to fair value of premiums and origination fees	(14,062)	(3,231)	257
Gain on sale of MSR, less prepayment MSR	—	316	—
Provision for risk-sharing obligations	3,140	4,724	7,469
Amortization and depreciation	53,925	22,514	16,959
Originations of loans held for sale	(5,590,067)	(3,271,731)	(2,534,883)
Sales of loans to third parties	4,768,155	3,311,383	2,335,548
Stock compensation	5,176	2,422	49
Tax benefit from vesting of equity awards	(244)	(143)	—
Amortization of deferred loan fees and costs	(45)	—	—
Cash allowance received from landlord	1,951	—	—
Cash paid to settle risk-sharing obligations	(4,633)	(680)	(2,148)
Deferred tax expense	16,286	9,523	30,226
Cash received from the sale of assets acquired	6,828	—	—
Changes in:
Restricted cash and pledged securities	(4,831)	(7,262)	298
Servicing fees and other receivables	(14,550)	(5,179)	1,463
Intangible and other assets	(13,596)	(433)	(73)
Accounts payable and other accruals	7,128	10,820	6,984
Performance deposits from borrowers	(922)	4,455	1,385

Net cash provided by (used in) operating activities	$(839,183)	$58,061	$(171,291)

Cash flows from investing activities:
Capital expenditures	$(4,599)	$(3,758)	$(586)
Acquisition of CWCapital LLC, net of cash acquired and other assets	(208,109)	—	—
Net increase in loans held for investment	(9,423)	—	—

Net cash used in investing activities	$(222,131)	$(3,758)	$(586)

Cash flows from financing activities:
Borrowings (repayments) of warehouse notes payable, net	$866,113	$(29,993)	$151,807
Borrowings (repayments) of notes payable, net	57,056	(3,752)	(5,340)
Debt issuance costs	(1,221)	—	—
Distributions to former members	—	(1,750)	(10,078)
Cash distributed to Column Guaranteed, LLC	—	—	(159)
Proceeds from issuance of common stock	151,073	2,054	58,369
Repurchase of common stock	(741)	(473)	—
Tax benefit from vesting of restricted shares	244	143	—
Other, net	—	—	173

Net cash provided by (used in) financing activities	$1,072,524	$(33,771)	$194,772

Net increase in cash and cash equivalents	$11,210	$20,532	$22,895
Cash and cash equivalents at beginning of year	53,817	33,285	10,390

Cash and cash equivalents at end of year	$65,027	$53,817	$33,285

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$11,922	$4,662	$5,164
Cash paid for taxes	$14,329	$12,045	$—
Distributions declared, not paid	$—	$—	$1,750

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

        Concurrently with the closing of the Company's initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities, which had been previously operated and reported as companies under common control (the "Formation Transaction", see Note 9). These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company, Walker & Dunlop. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. GAAP, all financial reports have been prepared as if the combination of the companies under common control and subsequent stock split had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

        Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells and services a range of multifamily and other commercial real estate financing products. The Company's clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the government-sponsored enterprises, or the "GSEs"), the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS"™) lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing ("MAP") lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also originates and services loans for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker.

        The Company offers its borrowers an interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The Company closed its first loans under this program in 2012. The Company underwrites all loans originated through the program. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company's balance sheet during such time that they are outstanding.

        On September 4, 2012, the Company closed its acquisition of CWCapital, LLC ("CWCapital"), at which time the total consideration transferred was valued at approximately $231.1 million, consisting of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 1—ORGANIZATION (Continued)

$80.0 million in cash and the Company's issuance in a private placement to CW Financial Services, LLC ("CW Financial") approximately 11.6 million shares of common stock valued at approximately $151.1 million (the "Acquisition"). Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. By virtue of the Company's ownership of CWCapital, the Company also acquired a 50% ownership in ARA Finance LLC, a joint venture with ARA Finco LLC, in which ARA Finco LLC owns the remaining 50% of ARA Finance LLC. The Company does not have the ability to direct the activities of ARA Finance LLC; therefore, the Company accounts for its investment in ARA Finance LLC under the equity method of accounting. The activities of ARA Finance LLC were immaterial to the financial statements for the period starting with the date of acquisition and ended December 31, 2012.

        W&D Balanced Real Estate Fund I GP, LLC, a wholly owned subsidiary, has a general partnership interest in a partnership that invests in commercial real estate. The Company can be removed as general partner at the sole discretion of one of the limited partners; therefore, this investment is accounted for using the equity method of accounting Walker & Dunlop Real Estate Opportunity Fund I Manager, LLC, a wholly owned subsidiary, is the managing member of a limited liability company that invests in commercial real estate. The Company can be removed as the managing member at the sole discretion of one of the members; therefore, this investment is accounted for using the equity method of accounting. In their respective capacities as general partner and managing member, the wholly owned subsidiaries of the Company earn fees pursuant to corporate services agreements under which they provide consulting and overhead services to the partnership and limited liability company.

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

        Comprehensive Income—For the years ended December 31, 2012, 2011, and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

        Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with a maturity of three months or less. The Company had no cash equivalents as of December 31, 2012 and 2011.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Restricted Cash—Restricted cash primarily represents good faith deposits. The composition of restricted cash at December 31, 2012 and 2011 is as follows (in thousands):

	As of December 31,
	2012	2011
Good faith customer deposits	$6,990	$7,118
Sublease Deposits	45	—
Employee flex deposits	95	46

	$7,130	$7,164

        Pledged Securities and Cash—As security for its GSE risk-sharing obligations (Notes 7 and 12), certain securities and cash have been pledged to the benefit of Fannie Mae and Freddie Mac, respectively, to secure the Company's risk-sharing obligations. The balances for these pledged securities and cash at December 31, 2012 and 2011 are as follows (in thousands):

	As of December 31,
			Maturity Date
Investment	2012	2011
Fidelity Institutional Money Market Government Portfolio—Class I	$32,326	$18,959	—
Pledged cash	1,155	—	—

	$33,481	$18,959

        The pledged securities as of December 31, 2012 consist of a highly liquid investment valued using quoted market prices from recent trades.

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

        The Company places the cash and temporary investments with high-credit-quality financial institutions and believes no significant credit risk exists. The counterparties to the loans held for sale and funding commitments are owners of residential multifamily properties located throughout the United States. Mortgage loans are generally transferred or sold within 60 days from the date that a mortgage loan is funded. There is no material counterparty risk with respect to the Company's funding commitments as each potential borrower must make a non-refundable good faith deposit when the funding commitment is executed. The counterparty to the forward sale is generally an investment bank. There is a risk that the purchase price agreed to by the investor will be reduced in the event of a late

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

delivery. The risk for non-delivery of a loan primarily results from the risk that a borrower does not close on the funding commitment in a timely manner. This risk is generally a risk mitigated by the non-refundable good faith deposit.

        Business Combinations and Goodwill—The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the purchase price over the assets acquired, identifiable intangible assets and liabilities assumed is recognized as goodwill. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustment to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company's consolidated statement of operations.

        The Company does not amortize goodwill; instead, it evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company performed its annual impairment testing as of October 1, 2012. Using the qualitative assessment method as permitted by U.S. Generally Accepted Accounting Principles ("GAAP"), the Company concluded that it was not more likely than not that the fair value of the goodwill was less than the carrying amount.

        Intangible Assets—Intangible assets consist of the mortgage pipeline intangible asset ("mortgage pipeline") and other immaterial intangible assets. The mortgage pipeline was acquired in connection with the acquisition of CWCapital. At the date of acquisition, this asset represented the fair value of mortgage loan applications in process but not rate locked. The Company evaluates identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired. The Company recognizes amortization related to the mortgage pipeline when a loan included in the mortgage pipeline is rate locked or is no longer probable of rate locking.

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

        Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or market or on a non-accrual status at December 31, 2012 and December 31, 2011.

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

        The co-broker fees for the years ended December 31, 2012, 2011, and 2010 were $28.8 million, $22.9 million and $15.4 million, respectively.

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

        Servicing Fees—Fees for servicing mortgage loans are recorded as revenue over the lives of the related mortgage loans.

        Amortization and Depreciation—Amortization expense principally relates to mortgage servicing rights (Note 6) which is recognized in proportion to, and over the period, that net servicing income is expected to be received using the effective interest method.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Historically the contingent guaranty recognized at inception has been de minimis. In determining the fair value of the guaranty obligation, the Company considered the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the future cash flows expected to be paid under the guaranty over the estimated life of the loan (historically three to five basis points per year) discounted using a 12-15 percent discount rate. The discount rate and estimated life used are consistent with those used for the calculation of the MSR for each loan.

        Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method. The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for events or conditions which may signal a potential default. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable, the Company would record an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations, along with a write-off of the associated loan-specific MSR (Note 6).

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

        Under the Walker & Dunlop, Inc. 2010 Equity Incentive Plan, as amended, the Company granted restricted stock, unrestricted stock and stock option awards. Restricted stock awards were granted without cost to the Company's officers, employees and non-employee directors, for which the fair value of the award was calculated as the difference between the market value of the Company's common stock on the date of grant and the purchase price to be paid by the grantee. The Company's stock option and restricted stock awards for its officers and employees vest, predicated on continued

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

employment, satisfaction of performance conditions, or a combination of both. Restricted stock awards for non-employee directors fully vest after one year.

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

        Other Operating Expenses—Other operating expenses consist primarily of marketing fees, professional fees, travel, entertainment, and office expenses (Note 19). Included within other operating expense for the year ended December 31, 2012 are certain non-recurring costs associated with the Acquisition.

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

        Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. Net deferred tax liabilities are included in "Accounts payable and other accrued expenses" in the accompanying condensed consolidated balance sheets.

        The Company had no accruals for tax uncertainties as of December 31, 2012 and 2011.

        Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for sale and those held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three years ended December 31, 2012, 2011 and 2010 are the following components (in thousands):

	For the year ended December 31,
	2012	2011	2010
Warehouse interest income	$17,361	$10,198	$8,427
Warehouse interest expense	12,693	6,000	4,841

Warehouse interest income, net	$4,668	$4,198	$3,586

        Recently Issued Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption of ASU No. 2011-04 in 2012 expanded our disclosures regarding fair value measurements but did not have a material impact on our financial statement disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of ASU No. 2011-05 in 2012 did not have a material impact on our financial statements because net income equals comprehensive income for all years presented.

        In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The Company adopted ASU No. 2011-08 in 2012 and used the qualitative assessment approach for assessing goodwill impairment.

        In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

includes the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the ASU. The FASB issued a subsequent ASU limiting the scope of ASU No. 2011-11 to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. The ASU is effective for annual periods beginning on or after January 1, 2013 (and interim periods within those annual periods), with retrospective application required. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact on our financial statements.

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles, Goodwill and Other. ASU No. 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of ASU No. 2012-02 will have a material impact on our financial statements.

NOTE 3—ACQUISITION OF CWCAPITAL LLC

        On June 7, 2012, the Company entered into a Purchase Agreement, by and among the Company, its indirect wholly owned subsidiary, Walker & Dunlop, LLC, CWCapital and CW Financial, pursuant to which Walker & Dunlop, LLC agreed to acquire all of CW Financial's (the "Seller") interests in CWCapital, for approximately $220.0 million (comprising a cash payment to CW Financial of $80.0 million and the balance consisting of the Company's issuance in a private placement to CW Financial of approximately 11.6 million shares of common stock).

        CWCapital, a Massachusetts limited liability company, was one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending, originating and selling mortgage loans pursuant to the programs of Fannie Mae, Freddie Mac, Ginnie Mae and HUD. CWCapital had approximately 180 employees in 14 offices nationwide. In reaching its decision to recommend and approve the transaction, the Company's management and Board of Directors considered a variety of factors weighing positively in favor of the Acquisition, including but not limited to, strategic benefits, CWCapital's businesses, operating results, financial condition and management, the consideration and terms of the Purchase Agreement, financing and closing agreements.

        The Acquisition closed on September 4, 2012 (the "Acquisition Date"), pursuant to the terms of the Purchase Agreement. Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. The consideration transferred at the close of the Acquisition totaled approximately $231.1 million, consisting of $80.0 million in cash and 11,647,255 shares of the Company's common stock at a closing date fair value of $151.1 million.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITION OF CWCAPITAL LLC (Continued)

        The Company provisionally allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed based on their estimated Acquisition Date fair values. A change to the provisional amounts recorded for assets acquired, identifiable intangible assets, and liabilities assumed during the measurement period affects the amount of the purchase price allocated to goodwill. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the measurement period, the Company identified adjustments to certain of the provisional amounts recorded that had the net effect of increasing goodwill by $6.3 million. The following table presents the purchase price allocation recorded as of the Acquisition Date, the retrospective adjustments recorded during the measurement period, and the purchase price allocation as re-measured as of the Acquisition Date (in thousands):

	Acquisition Date September 4, 2012	Retrospective Adjustments		As Remeasured September 4, 2012
Assets acquired and liabilities assumed
Cash	$22,955	$		$22,955
Pledged securities	9,657			9,657
Servicing fees and other accounts receivable	11,777			11,777
Loans held for sale	332,841			332,841
Derivative assets	19,852		(20)	19,832
Mortgage servicing rights	130,543		(5,914)	124,629
Other assets	3,905		144	4,049
Mortgage pipeline intangible asset	18,700			18,700
Accounts payable	(22,921)		(544)	(23,465)
Derivative liabilities	(16,107)			(16,107)
Guaranty obligation	(8,254)			(8,254)
Allowance for risk-sharing obligation	(4,063)			(4,063)
Warehouse notes payable	(321,222)			(321,222)
Goodwill	53,401		6,334	59,735

Consideration paid	$231,064		$—	$231,064

        The measurement period adjustments included in the table above were recorded based on information obtained subsequent to the Acquisition Date that related to information that existed as of the Acquisition Date.

        The Purchase Agreement required the Seller to provide the Company with a minimum working capital balance at the Acquisition Date. To the extent actual working capital on the Acquisition Date exceeded or fell below the minimum requirement, the Company would either pay or receive funds from the Seller. On January 16, 2013, the Company and the Seller agreed to extend the settlement of the working capital adjustment until the financial statement audit of CWCapital as of the Acquisition Date was complete and certain servicing related receivables were finalized. The Company continues to recognize provisional amounts in its purchase price allocation related to these items as of December 31, 2012. Any adjustments to the provisional amounts recognized will be made upon completion of the financial statement audit and related receivables. We do not expect these adjustments to have a material impact on goodwill.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITION OF CWCAPITAL LLC (Continued)

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

  •
  Mortgage servicing rights: market and income approaches

  •
  Mortgage pipeline: market and income approaches

        The recognized goodwill of $59.7 million, all of which is expected to be tax deductible over 15 years, is attributed to the value of the assembled workforce, the broader scale of operations of the combined company's national platform and the long-term expected synergies associated with the combination.

        The total revenues and income from operations of CWCapital, since the Acquisition Date and included in the accompanying consolidated statements of income for the three and twelve months ended December 31, 2012, were $51.1 million and $78.1 million, and $9.3 million and $13.1 million, respectively. Upon closing and conversion of the CWCapital transaction, subsequent to September 4, 2012, separate records for CWCapital as a stand-alone business have not been maintained as the operations of CWCapital have been fully integrated into the Company. CWCapital revenue and earnings disclosed above reflect management's best estimate, based on information available at the reporting date.

        The revenues and earnings of the combined entity, as though the Acquisition had occurred as of January 1, 2011, for the years ended December 31, 2012 and 2011 are presented in the table below. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2011. The pro forma financial information does not include the impact of possible business model changes. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the Acquisition that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented.

	For the year ended December 31,
Supplementary pro forma information	2012	2011
(in thousands, except share and per share data)	(unaudited)	(unaudited)
Revenues	$362,361	$285,990
Income from operations(1)	$85,791	$80,156
Net income	$52,115	$49,296
Diluted earnings per share	$1.54	$1.48
Diluted shares outstanding	33,737,144	33,394,927

(1)
Income from operations includes pro forma adjustments related to interest expense for additional term debt financing obtained to close the Acquisition as well as the additional tax expense as a result of the increased combined earnings. Pro forma adjustments increasing interest expense by $1.8 million and $2.4 million and tax expense by $11.7 million and $9.1 million are included in the supplementary pro forma information presented for 2012 and 2011, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following summarizes the Company's goodwill activity for the year ended December 31, 2012 (in thousands):

As of and for the year ended, December 31, 2012
Beginning balance	$—
Goodwill related to the CWCapital acquisition, as initially recorded	53,401
Retrospective adjustments	6,334
Impairment	—

Ending balance	$59,735

        The following summarizes the Company's other intangible assets, related to acquisition activity, as of and for the year ended December 31, 2012 (in thousands):

	As of December 31, 2012
	Gross carrying value	Amortization Expense	Net carrying value
Mortgage pipeline intangible asset	$18,700	$(15,182)	$3,518
Mortgage servicing rights	124,629	(8,503)	116,126

	$143,329	$(23,685)	$119,644

        The weighted average remaining lives of the Company's intangible assets are as follows:

  •
  Mortgage pipeline: the mortgage pipeline is amortized ratably over the estimated lives of the underlying mortgage application contracts. As of December 31, 2012, the remaining term is estimated to be between 1 and 12 months but is expected to fluctuate based on customer needs and/or mortgage application cancellations.

  •
  Mortgage servicing rights: mortgage servicing rights acquired through the Acquisition are amortized using the effective yield method. The estimated lives of the mortgage servicing rights are derived based upon the stated yield maintenance and/or prepayment protection term of the underlying loans. The weighted average remaining life of the MSRs acquired is 7.3 years.

        The Company expects to amortize in 2013 the entire December 31, 2012 net carrying value of the mortgage pipeline intangible asset The expected amortization of MSRs, which includes the MSRs acquired from CWCapital shown above, is discussed in Note 6.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 5—GAINS FROM MORTGAGE BANKING ACTIVITIES

        Gains from mortgage banking activities consist of the following activity for each of the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the year ended December 31,
	2012	2011	2010
Contractual loan origination related fees, net	$93,949	$48,411	$42,151
Fair value of expected net future cash flows from servicing recognized at commitment	98,308	57,560	45,491
Fair value of expected guaranty obligation	(5,714)	(3,259)	(2,439)

Total gains from mortgage banking activities	$186,543	$102,712	$85,203

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

        The fair values of the MSRs at December 31, 2012 and 2011 were $350.5 million and $158.5 million, respectively. The fair value calculation is based on our total servicing portfolio less the portion of the servicing portfolio related to loans held for sale, or $34.1 billion and $16.5 billion as of December 31, 2012 and 2011, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

        The impact of 100 basis point increase in the discount rate at December 31, 2012, is a decrease in the fair value of $11.0 million.

        The impact of 200 basis point increase in the discount rate at December 31, 2012, is a decrease in the fair value of $21.3 million.

        These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 6—MORTGAGE SERVICING RIGHTS (Continued)

        Activity related to capitalized MSRs for each of the years ended December 31, 2012 and 2011 was as follows (in thousands):

	For the year ended December 31,
	2012	2011
Beginning balance	$137,079	$106,189
Additions, following sale of loan	94,008	54,564
Additions, CWCapital acquisition	124,629	—
Amortization	(37,019)	(22,026)
Prepayments and write-offs	(3,173)	(1,648)

Ending balance	$315,524	$137,079

        The expected amortization of MSR balances recorded, as of December 31, 2012, is shown below (in thousands):

	Originated MSRs Amortization	Acquired MSRs Amortization	Total MSRs Amortization
Year Ending December 31,
2013	$36,629	$21,440	$58,069
2014	33,934	19,679	53,613
2015	29,803	17,951	47,754
2016	27,384	16,445	43,829
2017	24,416	14,418	38,834
Thereafter	47,232	26,193	73,425

Total	$199,398	$116,126	$315,524

        The MSRs are being amortized in proportion to, and over the period, that net servicing income is expected to be received using the effective interest method. The Company reported write-offs of MSRs related to loans that were repaid prior to the expected maturity or the servicing rights being sold. These write offs are included with the amortization and depreciation expense in the accompanying consolidated statements of income. Prepayment fees and sale proceeds from the sale of MSRs totaling $1.7 million, $0.9 million and $0.3 million were collected for 2012, 2011 and 2010, respectively.

        Management reviews the capitalized MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio and property type. No temporary impairment was recognized for the years ended December 31, 2012, 2011, and 2010. $0.2 million, $0.1 million, and $1.2 million of permanent impairment were recognized for the years ended December 31, 2012, 2011, and 2010, respectively.

        The weighted average remaining life of the aggregate MSRs is 6.5 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 7—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

        When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan, if any, should the borrower fail to perform. This guaranty is outstanding for the term of the loan. The compensation for this risk is a component of the servicing fee on the loan. No guaranty is provided for loans sold under the Freddie Mac or HUD loan program.

        A summary of the Company's guaranty obligation for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	For the year ended December 31,
	2012	2011
Beginning balance	$9,921	$8,928
Guaranty obligation recognized, following the sale of the loan	5,718	2,745
Guaranty obligation assumed, CWCapital acquisition	8,254	—
Amortization of guaranty obligation	(2,738)	(1,752)

Ending balance	$21,155	$9,921

        The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects the Company's assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, initial loss recognition occurs at or before the loan becoming 60 days delinquent. A summary of the Company's allowance for risk-sharing for the contingent portion of the guaranty obligation for each of the years ended December 31, 2012 and 2011 was (in thousands):

	For the year ended December 31,
	2012	2011
Beginning balance	$14,917	$10,873
Provision for risk-sharing obligations	3,140	4,724
Allowance for risk-sharing obligations assumed, CWCapital acquisition	4,063	—
Write offs	(6,450)	(680)

Ending balance	$15,670	$14,917

        As of December 31, 2012 and 2011, the maximum quantifiable contingent liability associated with guarantees was $2.7 billion and $1.5 billion, respectively. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 8—SERVICING

        The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows at December 31, 2012 and 2011 (in thousands):

	2012	2011
Unpaid principal balance of loans(1)	$35,169,999	$16,778,285

(1)
The 2012 balance reflects the addition of $14.5 billion (unpaid principal balance) of loan servicing obtained through the completion of the Acquisition.

        At December 31, 2012 and 2011, custodial escrow accounts relating to loans serviced by the Company totaled $598.6 million and $262.0 million, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with major financial institutions where it believes the risk of loss to be minimal.

NOTE 9—FORMATION TRANSACTION

        As part of the Formation Transaction, the Company was incorporated in Maryland on July 29, 2010, and had no activity other than its initial capitalization, prior to the Company's initial public offering, pursuant to which the Company sold 6,666,667 shares and selling stockholders sold 3,333,333 shares of our common stock at a price per share of $10.00, resulting in gross proceeds of $66.7 million. The offering was completed on December 20, 2010. The Company received net proceeds of $58.4 million from the initial public offering after deferred underwriting discounts and commissions and other accrued offering costs. Concurrently with the closing of the Company's initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. GAAP, all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. The predecessor companies continue to exist as wholly owned subsidiaries of the Company.

        Pro forma basic EPS and diluted EPS are computed by dividing pro forma net income available to common stockholders by the weighted-average number of shares outstanding for the periods presented, after reclassification for the Formation Transaction and stock split. Changes in ownership interests during any period are weighted for the portion of the period that shares were outstanding. For purposes of this pro forma presentation, pro forma income taxes were computed as if the Companies' income had been taxed at the corporate level at a composite rate of 38.7%, rather than at the individual investor level for the pass-through entities, for years ended December 31, 2010 and 2009. For 2010, the Company was taxed at the corporate level for the 12 day period following the Formation Transaction on December 20, 2010 at a composite rate of 38.7%. Upon the closing of the Formation Transaction on December 20, 2010, the Company's income became subject to both federal and state

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 9—FORMATION TRANSACTION (Continued)

corporate tax. Concurrent with the closing of the Formation Transaction and the Company's change in tax status, the Company recognized approximately $31.6 million of net deferred tax liabilities. For the 12 days following the closing of the Formation transaction, the Company recognized income tax expense of $0.3 million. For the year ended December 31, 2010, the Company recognized aggregate tax expense of $31.9 million; and recognized net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010. If the Company had operated as a taxable entity for the entire year ended December 31, 2010, the estimated tax expense would have been approximately $15.5 million.

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

(1)
In 2009, the Company recorded a gain on bargain purchase of $10.9 million resulting from the acquisition of certain assets from Column. The gain is not considered taxable income; therefore, the pro forma adjustment for income expense was calculated based upon income from operations, as reported, of $28.6 million.

NOTE 10—NOTES PAYABLE

        Warehouse notes payable—At December 31, 2012, to provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $1.0 billion with certain national banks, a temporary increase commitment of $400.0 million, and a $500.0 million uncommitted facility with Fannie Mae. In support of these credit facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. At December 31, 2012, the Company held originated loans with an unpaid principal balance of approximately $20.0 thousand, included in loans held for sale, using its available cash.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—NOTES PAYABLE (Continued)

        The outstanding borrowings under the warehouse notes payable at December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
Facility	2012	2011	Interest rate
Warehouse facility	$830,749	$59,073	Average 30-day LIBOR plus 1.85%
Warehouse facility	109,329	—	Average 30-day LIBOR plus 1.75%
Warehouse facility	7,125	—	Average 30-day LIBOR plus 2.50%
Warehouse facility	—	—	Average 30-day LIBOR plus 2.50%
Fannie Mae Repurchase agreement, uncommited line and open maturity	137,336	159,353	Average 30-day LIBOR plus 1.15%

Total	$1,084,539	$218,426

        The average 30-day LIBOR was 0.21% and 0.30% as of December 31, 2012 and 2011, respectively. Interest expense under the warehouse notes payable for the years ended December 31, 2012, 2011 and 2010 aggregated $12.7 million, $6.0 million and $4.8 million, respectively. Included in interest expense in 2012, 2011 and 2010 are facility fees of $2.0 million, $1.1 million and $0.5 million, respectively. The warehouse notes payable are subject to various financial covenants and the Company was in compliance with all such covenants at December 31, 2012.

  Warehouse Facilities

        To provide financing to borrowers under GSE and HUD programs and to assist in funding loans held for investment under the interim loan program, the Company has five warehouse facilities that are used to fund substantially all of its loan originations. As of December 31, 2012, the Company had four committed warehouse lines of credit in the aggregate amount of $1.0 billion with certain national banks, a temporary increase commitment of $400.0 million, and a $500.0 million uncommitted facility with Fannie Mae. Consistent with industry practice, three of these facilities are revolving commitments that the Company expects to renew annually, one is a revolving commitment expected to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. The Company's ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

  Warehouse Facility #1:

        The Company had a $150.0 million committed warehouse line agreement that was scheduled to mature on November 26, 2012. On September 4, 2012, contemporaneous with the closing of the Acquisition, the Company entered into the Warehousing Credit and Security Agreement with a national bank to replace the existing $150.0 million warehouse line with a $500.0 million committed warehouse line that matures on September 3, 2013. The Warehousing Credit and Security Agreement provides the Company with the ability to fund its Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate ("LIBOR") plus 185 basis points. The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on our operating subsidiary (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume guarantee or become contingently liable for the obligation of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—NOTES PAYABLE (Continued)

another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

        In addition, the Warehousing Credit and Security Agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

  •
  tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

  •
  compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD,

  •
  liquid assets of the Company of not less than $15.0 million,

  •
  maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company's consolidated servicing portfolio of not less than $20.0 billion or (ii) all Fannie Mae DUS mortgage loans comprising the Company's consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution,

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company's consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company's consolidated servicing portfolio, and

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

        The Warehousing Credit and Security Agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods.

        On September 28, 2012, the Company amended this committed warehouse line agreement to provide for a temporary increase commitment ("Temporary Increase Agreement") of $640.0 million, temporarily increasing the warehouse commitment amount available to $1.14 billion until the earliest of December 6, 2012, an event of default under the existing warehouse agreement or the termination of the warehousing commitment pursuant to the terms of the existing warehouse agreement. Borrowings under the Temporary Increase Agreement were only available when outstanding funding under the existing warehouse facility exceeded $500.0 million and accrued interest at the same rate as the Warehousing Credit and Security Agreement. If the aggregate interest accrued over the term of the Temporary Increase Agreement was less than $1.0 million, the borrower was obligated to pay an amount equal to $1.0 million minus the actual accrued interest.

        On December 6, 2012, the Company entered into a First Amendment to Warehousing Credit and Security Agreement. Pursuant to the amendment, during the period commencing on December 6, 2012, and ending on January 31, 2013 (the "Bulge Period"), the Warehousing Agreement provided the Company with a total warehousing commitment amount of $975.0 million, which was comprised of a

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—NOTES PAYABLE (Continued)

commitment amount of $575.0 million provided by two banks and a temporary increase commitment amount of $400.0 million provided by one of the banks. After the Bulge Period, the total warehousing commitment amount under the Warehousing Agreement will be reduced to $575.0 million.

        During the Bulge Period, the Company was required to pay an additional usage fee in an amount equal to the sum of the daily usage fees for the Bulge Period, which daily usage fee equaled, for each day during the Bulge Period, the product of (i) the amount, if any, by which the outstanding principal amount of loans under the Warehousing Agreement exceeded $575.0 million and (ii) 0.20% per annum. Furthermore, in addition to interest accruing at the applicable interest rate under the Warehousing Agreement during the Bulge Period, the Company was required to pay a minimum spread amount equal to the positive difference, if any, that resulted from (i) $620,000 minus (ii) the sum of the "Daily Bulge Period Spread Income," which means, for each day during the Bulge Period, an amount equal to the product of (A) the applicable margin of 1.85% per annum, and (B) the amount, if any, by which the outstanding principal amount of loans under the Warehousing Agreement exceeded $575.0 million.

        As of December 31, 2012, the Company had $830.7 million of borrowings outstanding under this line with a corresponding principal amount of loans held for sale.

  Warehouse Facility #2:

        On September 4, 2012, contemporaneous with the closing of the Acquisition, the Company amended its $350.0 million committed warehouse agreement that was scheduled to mature on February 28, 2013. The committed warehouse facility provides the Company with the ability to fund its Fannie Mae, Freddie Mac, HUD and FHA loans. The amendment, among other things extended the maturity date to September 3, 2013, reduced the rate for borrowing from the average 30-day LIBOR plus 185 basis points to the average 30-day LIBOR plus 175 basis points and amends the negative and financial covenants to conform to those of its Warehousing Credit and Security Agreement, described above, with the exception of the leverage ratio covenant, which is not included in the amended facility. As of December 31, 2012, the Company had $109.3 million of borrowings outstanding under this line with a corresponding principal amount of loans held for sale. On January 25, 2013, the Company entered into an amendment to increase the borrowing capacity from $350.0 million to $450.0 million. No other material modifications were included in the amendment.

  Warehouse Facility #3:

        The Company has a $35.0 million committed warehouse line agreement that matures on July 21, 2013, subject to one year extensions at the lenders' discretion. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to the Company. As of December 31, 2012, there was $7.1 million of borrowings outstanding under this line with one corresponding loan classified as held for investment. The facility agreement requires compliance with the following financial covenants:

  •
  minimum tangible net worth of $100.0 million,

  •
  maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

  •
  minimum cash and cash equivalents of $10.0 million,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—NOTES PAYABLE (Continued)

  •
  minimum EBITDA to total debt service ratio of 2.00 to 1.0, and

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are sixty days or more past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

  Warehouse Facility #4:

        On October 5, 2012, the Company closed a $50.0 million committed warehouse line agreement that matures on October 4, 2013. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. As of December 31, 2012, the Company had $0 borrowings outstanding under this line. The agreement requires the borrower and the Company to abide by the following significant financial covenants:

  •
  tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

  •
  compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD,

  •
  liquid assets of the Company of not less than $15.0 million,

  •
  fourth-quarter EBITDA (as defined in the Credit Agreement) of not less than $35 million,

  •
  Maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company's consolidated servicing portfolio of not less than $20.0 billion or (ii) all Fannie Mae DUS mortgage loans comprising the Company's consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution,

  •
  minimum loan-to-servicing ratio of 40%,

  •
  debt service coverage ratio of not less than 3.0 to 1.0,

  •
  aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company's consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company's consolidated servicing portfolio, and

  •
  maximum ratio of adjusted funded debt to fourth-quarter EBITDA of (i) 4.0 to 1.0 for each of the fiscal quarters ending on September 30, 2012, December 31, 2012, March 31, 2013, and June 30, 2013 and (ii) 3.5 to 1.0 for the fiscal quarter ending September 30, 2013 and each fiscal quarter thereafter.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—NOTES PAYABLE (Continued)

  Uncommitted Warehouse Facility:

        The Company has a $500.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. As of December 31, 2012, the Company had $137.3 million of borrowings outstanding under this program. There is no expiration date for this facility.

        The Company had an unlimited master purchase and sale agreement which expired pursuant to its terms on March 16, 2012.

        The agreements above contain cross-default provisions, such that if a default occurs under any of the Company's debt agreements, generally the lenders under its other debt agreements could also declare a default. As of December 31, 2012, the Company was in compliance with all of its warehouse line covenants.

        Upon closing the Acquisition, the Company, Walker & Dunlop, LLC, CW Financial and Walker & Dunlop Capital, LLC (formerly CWCapital) entered into agreements to amend the three outstanding warehouse lines of Walker & Dunlop Capital, LLC that existed immediately prior to the Acquisition (collectively, the "Old Warehouse Lines") to (i) freeze the Old Warehouse Lines on the closing date of the acquisition by eliminating the ability of Walker & Dunlop Capital, LLC, or any other entity, to request advances under the Old Warehouse Lines, (ii) provide for repayment in full of any outstanding borrowings under the Old Warehouse Lines, each within a period of not more than 75 days after the closing date, and (iii) substitute CW Financial's guarantees of the Old Warehouse Lines with guarantees by the Company. These lines expired pursuant to their terms on December 31, 2012.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—NOTES PAYABLE (Continued)

        Notes Payable—Borrowings for notes payable at December 2012 and 2011, are as follows (in thousands):

	December 31,
Institution	2012	2011	Interest rate and repayments
Bank—$83.0 million note due August 31, 2017	$80,925	$—	Average 30-day LIBOR plus 3.75% monthly interest, quarterly principal payments of $2,075,000
Bank—$42.5 million note due October 31, 2015	—	23,400	Average 30-day LIBOR plus 2.50% monthly interest, quarterly principal payments of $900,000
Three notes to former partners, due in full upon repayment of $42.5 million bank note	—	469	90-day LIBOR plus 2.00% interest paid monthly, no principal amortization

Total	$80,925	$23,869

  Debt Obligations

        On October 31, 2006, the Company entered into a $42.5 million term note agreement (the "Existing Term Loan Agreement") which, as amended, was scheduled to mature on October 31, 2015. On September 4, 2012, and substantially contemporaneously with the closing of the Acquisition, the Company entered into a senior secured term loan credit agreement (the "Credit Agreement") that replaced the Company's $42.5 million Existing Term Loan Agreement. The Credit Agreement provides for an $83.0 million term loan (the "Term Loan"). At December 31, 2012, there were $80.9 million of borrowings outstanding under the Credit Agreement.

        On September 4, 2012 (the "Closing Date"), $61.8 million of the Term Loan proceeds were used to pay cash consideration to CW Financial under the Purchase Agreement, $20.7 million of the Term Loan proceeds were used to refinance the Existing Term Loan Agreement and the remaining $0.5 million of the proceeds were used to repay certain existing indebtedness of the Company to former equity holders in our predecessor entities (during 2008, the Company purchased small amounts of subsidiary equity from certain existing employees and issued notes that were subordinated to the Existing Term Loan Agreement).

        The Term Loan amortizes in equal quarterly installments of $2.1 million commencing 90 days after the Closing Date, with a final maturity date for all remaining amounts due under the Term Loan of August 31, 2017. Other than the scheduled quarterly amortization installments, any payments of Term Loan principal during the first 18 months after the Closing Date (the "Lockout Period") must be accompanied by a prepayment penalty fee equal to the amount of interest that would have accrued on the prepaid principal amount during the then remaining portion of the Lockout Period.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—NOTES PAYABLE (Continued)

        Borrowings under the Credit Agreement bear interest at a rate derived from LIBOR for a one-month interest period plus an applicable margin of 3.75%, subject to adjustment if an event of default is continuing.

        The obligations of the Company under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC and Walker & Dunlop Capital, LLC, each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the "Loan Parties"), pursuant to a Guarantee and Collateral Agreement entered into on the Closing Date among the Loan Parties and the lender (the "Guarantee and Collateral Agreement").

        The Credit Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions) on the ability of the Loan Parties to create liens on their respective properties, assets or revenues, to make investments, to incur indebtedness, to merge, dissolve, liquidate or consolidate with or into another person, to make material dispositions, to pay certain dividends or related distributions, to prepay, redeem or defease prior to maturity certain indebtedness, to change the nature of their business, to enter into certain transactions with affiliates, to enter into certain burdensome agreements, to amend certain material documents or to change their respective names or fiscal years.

        In addition, the Credit Agreement requires the Loan Parties to abide by certain financial covenants calculated for the Company and its subsidiaries on a consolidated basis. As of December 31, 2012, the Company was in compliance with all financial covenants of the Term Loan. The most significant financial covenants are summarized as follows:

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

        The scheduled maturities, as of December 31, 2012, for the aggregate of the warehouse notes payable and the notes payable is shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale. Amounts advanced under the warehouse notes payable are

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 10—NOTES PAYABLE (Continued)

included in the current year as the amounts are usually drawn and repaid within 60 days (in thousands):

Maturities
Year Ending December 31,
2013	$1,092,839
2014	8,300
2015	8,300
2016	8,300
2017	47,725
Thereafter	—

Total	$1,165,464

        All warehouse notes payable balances outstanding as of December 31, 2012 were repaid in 2013.

NOTE 11—FAIR VALUE MEASUREMENTS

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The Company's MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value. As of December 31, 2012 and 2011, the fair value of our MSR portfolio exceeded the amortized cost.

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

  •
  Pledged Securities and Cash—The pledged securities and cash are valued using quoted market prices from recent trades. Therefore, the Company classifies pledged securities and cash as Level 1.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
December 31, 2012
Assets
Loans held for sale	$—	$1,101,561	$—	$1,101,561
Pledged securities	33,481	—	—	33,481
Derivative assets	—	—	21,258	21,258

Total	$33,481	$1,101,561	$21,258	$1,156,300

Liabilities
Derivative liabilities	$—	$—	$867	$867

Total	$—	$—	$867	$867

December 31, 2011
Assets
Loans held for sale	$—	$268,167	$—	$268,167
Pledged securities	18,959	—	—	18,959
Derivative assets	—	—	10,638	10,638

Total	$18,959	$268,167	$10,638	$297,764

Liabilities
Derivative liabilities	$—	$—	$5,223	$5,223

Total	$—	$—	$5,223	$5,223

        There were no transfers between any of the levels within the fair value hierarchy during 2012 or 2011.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs: Derivative Instruments December 31, 2012
Derivative assets and liabilities, net
Beginning balance, December 31, 2011	$5,415
Settlements	(171,567)
Realized gains (losses) recorded in earnings(1)	166,152
Unrealized gains (losses) recorded in earnings(1)	20,391

Ending balance, December 31, 2012	$20,391

Derivative Instruments December 31, 2011
Derivative assets and liabilities, net
Beginning balance, December 31, 2010	$4,900
Settlements	(102,197)
Realized gains (losses) recorded in earnings(1)	97,297
Unrealized gains (losses) recorded in earnings(1)	5,415

Ending balance, December 31, 2011	$5,415

(1)
Realized and unrealized gains (losses) from derivatives are recognized in the Gains from Mortgage Banking Activities line item in the Consolidated Statements of Income.

        The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company's Level 3 assets and liabilities (in thousands):

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input(1)	Input Value(1)
Derivative assets	$21,258	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	867	Discounted cash flow	Counterparty credit risk	—

(1)
Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2012 and 2011 are presented below (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$65,027	$65,027	$53,817	$53,817
Restricted cash	7,130	7,130	7,164	7,164
Pledged securities and pledged cash	33,481	33,481	18,959	18,959
Loans held for sale	1,101,561	1,101,561	268,167	268,167
Loans held for investment	9,468	9,500	—	—
Derivative assets	21,258	21,258	10,638	10,638

Total financial assets	$1,237,925	$1,237,957	$358,745	$358,745

Financial Liabilities:
Derivative liabilities	$867	$867	$5,223	$5,223
Warehouse notes payable	1,084,539	1,084,539	218,426	218,426
Notes payable	80,925	80,925	23,869	23,869

Total financial liabilities	$1,166,331	$1,166,331	$247,518	$247,518

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and Cash Equivalents and Restricted Cash—The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments (Level 1).

        Pledged Securities and Cash—Consist of cash and investments in money market accounts invested in government securities. Investments typically have maturities of 90 days or less, and are valued using quoted market prices from recent trades.

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

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        Warehouse Notes Payable—Consist of borrowings outstanding under warehouse line agreements. The borrowing rates on the warehouse lines are based upon average 30-day LIBOR plus a margin. The carrying amounts approximate fair value because of the short maturity of these instruments (Level 1).

        Notes Payable—Consist of borrowings outstanding under term note agreements. The borrowing rates on the notes payable are based upon average 30-day LIBOR plus a margin. The Company estimates the fair value by discounting the future cash flows of each instrument at market rates (Level 2).

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

        Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through earnings. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

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

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        To calculate the effects of interest rate movements, the Company uses applicable published U.S. Treasury prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.

        The fair value of the Company's forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

        The fair value of the Company's interest rate lock commitments and forward sales contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company's exposure to nonperformance in rate lock and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of our counterparties, the short duration of interest rate lock commitments and forward sale contracts, and the Company's historical experience with the agreements, the risk of nonperformance by the Company's counterparties is not significant.

					Balance Sheet Location
	Fair Value Adjustment Components
							Fair Value Adjustment To Loans Held for Sale
In thousands	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Contract Assets	Derivative Contract Liabilities
December 31, 2012
Rate lock commitments	$302,373	$11,953	$(1,194)	$10,759	$10,759	$—	$—
Forward sale contracts	1,380,235	—	9,756	9,756	10,499	(867)	—
Loans held for sale	1,077,862	32,261	(8,562)	23,699	—	—	23,699

Total		$44,214	$—	$44,214	$21,258	$(867)	$23,699

December 31, 2011
Rate lock commitments	$226,455	$7,781	$2,785	$10,566	$10,566	$—	$—
Forward sale contracts	482,751	—	(5,151)	(5,151)	72	(5,223)	—
Loans held for sale	256,296	9,505	2,366	11,871	—	—	11,871

Total		$17,286	$—	$17,286	$10,638	$(5,223)	$11,871

NOTE 12—LITIGATION, COMMITMENTS AND CONTINGENCIES

        Fannie Mae DUS Related Commitments—Commitments for the origination and subsequent sale and delivery of loans to Fannie Mae represent those mortgage loan transactions where the borrower has locked an interest rate and scheduled closing and the Company has entered into a mandatory delivery commitment to sell the loan to Fannie Mae. As discussed in Note 11, the Company accounts for these commitments as derivatives recorded at fair value.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 12—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

        The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and/or securities to Fannie Mae. The reserve for loans may be posted over the first 48 months. As of December 31, 2012 and December 31, 2011, the Company had pledged securities and cash in excess of these requirements. In 2010, Fannie Mae increased its collateral requirements for certain segments of the Fannie Mae risk-sharing portfolio by approximately 25 basis points effective April 1, 2011. The incremental collateral required for existing and new loans will be funded over approximately three years from the effective date, for all existing and new qualifying loans, in accordance with Fannie Mae requirements. In January 2012, Fannie Mae notified its Multifamily DUS lenders that collateral requirements on Fannie Mae Tier II, III and IV loans would remain unchanged for 2012. However, collateral requirements for existing and new Fannie Mae Tier I loans increased from 50 basis points to 90 basis points, and Level 2 and Level 3 loss sharing requirements also increased to 98 basis points and 130 basis points, respectively. The Company currently has an insignificant number of loans in our portfolio which were affected by the announced collateral changes and does not believe they have or will have a material impact on future operations; however, future changes to collateral requirements may adversely impact the Company. Based on the Company's aggregate Fannie Mae portfolio as of December 31, 2012, the total incremental collateral required for all existing loans over the life of the portfolio, in accordance with Fannie Mae requirements, is expected to be approximately $31.9 million. Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of December 31, 2012 and December 31, 2011. Fannie Mae has indicated that it would likely increase collateral requirements in the future, which may adversely impact us.

        For most loans serviced under the Fannie Mae DUS program, the Company is currently required to advance 100% of the principal and interest due to noteholders until foreclosure or up to 5% of the unpaid principal balance if the borrower is delinquent in making loan payments. Under the HUD program, the Company is required to advance 100% of the principal and interest payments due to noteholders if the borrower is delinquent in making loan payments. Advances are included in loan origination related fees and other receivables to the extent such amounts are recoverable.

        Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio, if at any time it determines that the Company's financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of December 31, 2012 and 2011. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2012, the net worth requirement was $83.6 million and the Company's net worth was $175.5 million, as measured at our wholly owned subsidiary. As of December 31, 2012, the Company was required to maintain at least $15.4 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of December 31, 2012, the Company had operational liquidity of $62.5 million.

        Other Commitments—The Company has a Deferred Bonus Trust Agreement with certain senior management officers. The officers will receive bonus compensation if certain financial performance targets are met over specified three-year periods and they continue to be employed by the Company

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 12—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

over the three-year period. As of both December 31, 2012 and 2011, no cash was classified as restricted to fund potential future payouts under this agreement related to 2009–2011 and 2010–2012 financial performance. As of December 31, 2012 and 2011, $0.9 million and $3.0 million, respectively, was recorded as a liability related to this agreement.

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

NOTE 12—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

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

        On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants' motion to dismiss the case; without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected the Company's motion to dismiss the amended complaint. Fact discovery in the case has concluded, and a trial is scheduled to begin on July 8, 2013. Defendants have filed a motion for summary judgment, which will be considered by the Court prior to commencement of the trial.

        As a result of the indemnification listed above, the Company's loss exposure is limited to $3.0 million.

        The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties and other costs, and the Company's reputation and business may be impacted. The Company's management believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on its business, results of operations, liquidity or financial condition.

        In the normal course of business, the Company may be party to various claims and litigation, none of which the Company believes is material.

        Lease Commitments—The Company's predecessor executed a lease agreement in October 2002 for its corporate headquarters, which was subsequently amended in November 2003, to increase the amount of space leased to a full floor (approximately 23,000 square feet). On July 1, 2011, the Company signed an amendment to acquire an additional approximately 23,000 square feet and extend the lease expiration date to November 20, 2023. Rent expense related to this lease is recognized on the straight-line basis over the term of the lease. Rent expense was approximately $3.5 million, $1.9 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 12—LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

        Minimum cash basis operating lease commitments are as follows (in thousands):

Year ending December 31,
2013	$4,112
2014	4,160
2015	3,924
2016	3,443
2017	3,041
Thereafter	15,892

Total	$34,572

NOTE 13—SHARE-BASED PAYMENT

        In 2010, the Company's shareholders approved the adoption of the Walker & Dunlop, Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan"). There are 5,510,000 shares of stock authorized for issuance under the 2010 Equity Incentive Plan to directors, officers and employees.

        On June 29, 2012, the Company's Board of Directors approved amendments to the 2010 Equity Incentive Plan that: (i) increased the number of shares reserved for issuance under the 2010 Equity Incentive Plan by 3,370,000 to 5,510,000, (ii) increased individual limits of categories of awards under the 2010 Equity Incentive Plan, (iii) added additional performance measures applicable to the 2010 Equity Incentive Plan, (iv) extended the termination date of the 2010 Equity Incentive Plan, and (v) made certain other related technical amendments to the 2010 Equity Incentive Plan (collectively, the "2010 Equity Incentive Plan Amendments"). The Company's stockholders voted on and approved the 2010 Equity Incentive Plan Amendments and re-approved the material terms and conditions relating to performance-based compensation under the 2010 Equity Incentive Plan at the August 30, 2012 Special Meeting of Stockholders.

        During 2012, the Company granted stock options, under the 2010 Equity Incentive Plan, as amended, to officers and certain employees, with an exercise price equal to the closing price of the Company's common stock on the date of grant. The stock options have a 10 year term and vest ratably over periods of two to three years dependent solely on continued employment. In addition, the Company granted restricted shares, under the 2010 Equity Incentive Plan, to officers, employees and non-employee directors, without cost to the grantee. The restricted share awards granted to officers and employees vest ratably over three years dependent on continued employment, performance conditions, or some combination thereof. Restricted share awards to non-employee directors fully vest one year from the date of grant.

        At December 31, 2012, an additional 3,570,842 shares remain available for grant under the 2010 Equity Incentive Plan.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 13—SHARE-BASED PAYMENT (Continued)

        The following table provides additional information regarding the Company's share-based payment plan for the year ended December 31, 2012 (dollars in thousands, except per share amounts):

	Options / Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Restricted Shares
Nonvested at beginning of period	449,236	$—
Granted	892,032	—
Vested	(220,236)
Forfeited	(72,686)	—

Nonvested at end of period	1,048,346	$—		$17,465

Exercisable at end of period	—	$—		$—

Stock Options
Outstanding at beginning of period	214,987	$—
Granted	297,981	—
Exercised	—	—
Forfeited	(10,000)	—
Expired	—	—

Outstanding at end of period	502,968	$12.82	8.9	$1,930

Exercisable at end of period	71,660	$12.52	8.2	$297

        The fair value of stock option awards granted during 2012 and 2011 were estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

	2012	2011
Estimated option life	6.00 years	6.00 years
Risk free interest rate	1.09%	2.58%
Expected volatility	45.76%	57.10%
Expected dividend rate	0.00%	0.00%
Weighted average grant date fair value per share of options granted	$5.79	$6.92

        The fair value of restricted share awards granted during 2012 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2012 and 2011 were $12.74 per share and $12.59 per share, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 13—SHARE-BASED PAYMENT (Continued)

        The fair values of the restricted shares and stock options that vested during the years ended December 31, 2012 and 2011 (in thousands) were as follows:

	December 31,
	2012	2011
Restricted Shares	$3,327	$1,939
Stock Options	897	—

Total	$4,224	$1,939

        For the years ended December 31, 2012, 2011, and 2010, share based payment expense was $5.2 million, $2.4 million, and $49 thousand, respectively. For the years ended December 31, 2012, 2011, and 2010, the excess tax benefit recognized on the vesting events was $0.2 million, $0.1 million, and $0. As of December 31, 2012, the total unrecognized compensation cost for outstanding restricted shares and options was $11.8 million, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant's applicable vesting period, with the latest vesting date being November 1, 2015.

NOTE 14—EARNINGS PER SHARE

        The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
	2012	2011	2010
Weighted average number of shares outstanding used to calculate basic earnings per share	25,545,028	21,621,534	15,033,741
Dilutive securities:
Stock options and restricted shares	299,987	126,138	2,670

Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	25,845,015	21,747,672	15,036,411

        The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Options issued under the 2010 Equity Incentive Plan, as amended, to purchase 78,216, 138,743, and zero shares of common stock, and 764, 35,793, and 463,091 restricted shares were outstanding during the year ended December 31, 2012, 2011, and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

        Under the 2010 Equity Incentive Plan, as amended, subject to the Company's approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the year ended December 31, 2012 and 2011, the Company repurchased and retired 48,359 and 38,473 restricted shares at a weighted average market price of $15.32 and $12.30, upon grantee vesting, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 15—INCOME TAXES

Income Tax Provision

        The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of our provision for income taxes (in thousands):

	For the year ended December 31,
	2012	2011	2010
Current
Federal	$4,332	$10,434	$1,441
State	1,136	1,697	248

	$5,468	$12,131	$1,689
Deferred
Federal	14,068	8,406	25,783
State	2,218	1,117	4,443

	$16,286	$9,523	$30,226
Items charged or credited directly to stockholders' equity
Federal	$206	$123	$—
State	38	20	—

	$244	$143	$—

Income tax provision	$21,998	$21,797	$31,915

        A reconciliation of the statutory federal tax provision to our income tax provision in the accompanying statements of income is as follows (in thousands):

	For the year ended December 31,
	2012	2011	2010
Statutory federal provision (35%)	$19,520	$19,831	$14,049
Federal tax provision attributed to predecessor shareholders	—	—	(13,754)
Statutory state income tax provision, net of federal tax benefit	2,174	1,983	1,484
State tax provision attributable to predecessor shareholders	—	—	(1,453)
Other	304	(17)	2
Recognition of temporary differences upon change in tax status	—	—	31,587

Income tax expense	$21,998	$21,797	$31,915

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 15—INCOME TAXES (Continued)

Deferred Tax Assets/Liabilities

        The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following (in thousands):

	As of December 31,
	2012	2011
Deferred Tax Assets:
Compensation related	$7,665	$3,440
Allowance for risk-sharing obligation	4,470	5,743
Acquisition related(1)	7,979	1,670
Other	943	13

Total deferred tax assets	$21,057	$10,866
Deferred Tax Liabilities:
Mark-to-market of derivatives and loans held for sale	$(11,606)	$(5,272)
Recognition of mortgage servicing rights	(63,584)	(45,343)
Depreciation	(1,902)	—

Total deferred tax liabilities	$(77,092)	$(50,615)

Deferred tax liabilities, net	$(56,035)	$(39,749)

(1)
As of December 31, 2012, acquisition related deferred tax assets consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from the Acquisition and an acquisition made by one of the Company's predecessor entities, acquisition-related costs capitalized for tax purposes, and book-to-tax differences in intangible asset amortization. As of December 31, 2011, acquisition related deferred tax assets consist of book-to-tax differences associated with basis step ups related to goodwill recorded from an acquisition made by one of the Company's predecessor entities and book-to-tax differences in intangible asset amortization.

        The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets.

Tax Uncertainties

        The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes there is more than a 50% chance that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. As of December 31, 2012, based on all known facts and circumstances and current tax law, management believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company's results of operations, financial condition, or cash flows.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 16—TRANSACTIONS WITH RELATED PARTIES

        As of December 31, 2012, Credit Suisse Securities (USA) LLC, through its ownership of Column, owns a 12% interest in the Company. From time to time, Credit Suisse refers HUD related financing opportunities to the Company, for which it receives fees. For the year ended December 31, 2012, 2011 and 2010, Credit Suisse earned fees of $0.9 million, $6.9 million and $1.0 million, respectively, for the referral of HUD transactions to the Company (co-broker fees). At December 31, 2012, 2011 and 2010, the Company had accrued $0.1 million, $6.9 million and $1.0 million, respectively, of co-broker fees payable to Credit Suisse.

        On February 9, 2012, the Company entered into an amendment to the agreement regarding the allocation of origination fees and trade premiums generated by certain transactions, amending the terms of the allocation of origination fees and trade premiums between Credit Suisse and the Company and providing for other terms and conditions with respect to future loan origination opportunities. The amendment resulted in a $2.5 million reduction in the amount the Company owed to Credit Suisse at December 31, 2011, which was recognized as other revenues in the year ended December 31, 2012.

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

        A third party entity, Walker & Dunlop Multifamily Equity I, LLC (the "Managing Member"), in which Mr. Walker and other individuals hold ownership, is the managing member of an investment fund. The Company provides consulting and related services to the Managing Member pursuant to a corporate services agreement for a fee which approximates our cost for such services. The amount of such fees was approximately $0.7 million, $0.8 million and $0.9 million for the year ended December 31, 2012, 2011 and 2010, respectively.

        On September 4, 2012, the Company consummated the acquisition of CWCapital LLC and at such time, Fortress Investment Group LLC and its subsidiaries became a related party by virtue of its ownership of approximately 34% of the issued and outstanding common stock of the Company. Following the closing of the Acquisition, pursuant to the Transition Services Agreement, the Company agreed to pay CW Financial $1.0 million per month for three months for support services during the integration period. For the year ended December 31, 2012, the amount of such fees paid to CW Financial was $3.0 million.

NOTE 17—RETIREMENT PLAN

        The Company sponsors a 401(k) plan with elective employee deferrals and a stated employer match of 50% of the employee's contribution up to the lesser of (a) 6% of salary or (b) $4,500. Total compensation expense for the 401(k) plan was $0.7 million, $0.4 million and $0.3 million for 2012, 2011 and 2010, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 18—SEGMENTS

        The Company is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates a range of multifamily and other commercial real estate loans that are sold to government sponsored enterprises or placed with institutional investors. The Company also services nearly all of loans that it sells to government sponsored enterprises and a great majority of the loans that it places with institutional investors. Substantially all of its operations involve the delivery and servicing of loan products for its customers. Management makes operating decisions and assesses performance based on an ongoing review of these integrated operations, which constitute the Company's only operating segment for financial reporting purposes.

        The Company evaluates the performance of its business and allocates resources based on a single segment concept. No one borrower/key principal accounts for more than 3% of our total risk-sharing loan portfolio.

        An analysis of the investor concentrations and geographic dispersion of our servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by investor, for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	For the year ended December 31,
	2012	2011	2010
Fannie Mae	$18,854,611	$10,379,426	$9,459,813
Freddie Mac	9,114,221	3,189,565	2,467,567
Ginnie Mae-HUD	4,642,380	1,359,166	836,924
Life insurance companies and other	2,558,787	1,850,128	1,854,990

Total	$35,169,999	$16,778,285	$14,619,294

        The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2012, 2011 and 2010 by geographical area, is as shown in the following table. No other state accounted for more than 5% unpaid principal balance and related servicing revenues in any of the three fiscal years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
	2012	2011	2010
California	18.6%	14.6%	15.2%
Maryland	9.2%	7.6%	9.0%
Texas	7.5%	8.3%	7.6%
Florida	7.0%	7.7%	7.6%
Virginia	5.6%	9.0%	10.8%
All other	52.1%	52.8%	49.8%

Total	100.0%	100.0%	100.0%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 19—OTHER OPERATING EXPENSES

        The following is a summary of the major components of other operating expenses for each of the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the year ended December 31,
	2012	2011	2010
Professional fees	$12,339	$3,979	$2,632
Travel and entertainment	4,967	2,416	1,864
Sub-servicing expense	3,038	1,955	1,759
Rent	3,537	1,944	1,676
Marketing and preferred broker	2,755	1,937	1,725
Office expenses	2,577	1,681	1,363
All other	4,036	2,554	2,452

Total	$33,249	$16,466	$13,471

NOTE 20—QUARTERLY RESULTS (UNAUDITED)

        The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	As of and for the year ended December 31, 2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$79,407	$53,400	$33,934	$19,802
Servicing fees	19,694	13,307	9,827	9,379
Total revenues	105,522	70,126	46,720	34,402
Personnel	47,860	32,173	17,363	11,641
Amortization and depreciation	15,076	9,595	6,743	7,259
Total expenses	86,133	58,348	31,611	24,908
Operating income	19,389	11,778	15,109	9,494
Net income	11,543	7,098	9,292	5,839
Diluted earnings per share	0.34	0.28	0.42	0.27
Total originations	2,909,952	2,180,795	1,336,982	674,456
Servicing portfolio	$35,169,999	$33,886,562	$17,562,832	$16,850,945

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 20—QUARTERLY RESULTS (UNAUDITED) (Continued)

	As of and for the year ended December 31, 2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$33,034	$21,562	$31,289	$16,827
Servicing fees	9,064	8,757	8,047	7,713
Total revenues	47,591	33,356	42,406	28,997
Personnel	17,749	11,343	12,863	9,207
Amortization and depreciation	6,239	6,249	5,067	4,889
Total expenses	29,665	23,704	24,188	18,132
Operating income	17,926	9,652	18,218	10,865
Net income (loss)	11,015	6,079	11,131	6,639
Diluted earnings (loss) per share	0.50	0.28	0.51	0.31
Total originations	1,302,371	906,667	1,309,382	507,497
Servicing portfolio	$16,778,285	$15,940,799	$15,425,904	$14,856,510

        As noted previously, on September 4, 2012, the Company closed the Acquisition. The Acquisition impacts the comparability of the third and fourth quarters of 2012 to prior quarters.