Form 10-Q
period 2013-03-31
Walker & Dunlop, Inc.
filed 2013-05-09
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013 there were 34,966,265 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(In thousands, except share and per share data)

	March 31	December 31,
	2013	2012
	(unaudited)
Assets
Cash and cash equivalents	$65,405	$65,027
Restricted cash	7,750	7,130
Pledged securities, at fair value	34,581	33,481
Loans held for sale, at fair value	479,779	1,101,561
Loans held for investment	9,487	9,468
Servicing fees and other receivables, net	29,416	40,933
Derivative assets	8,306	21,258
Mortgage servicing rights	336,397	315,524
Goodwill	59,969	59,735
Intangible assets	3,348	4,644
Other assets	25,117	29,872
Total assets	$1,059,555	$1,688,633

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other accruals	$36,346	$66,763
Performance deposits from borrowers	6,694	9,503
Derivative liabilities	3,936	867
Guaranty obligation, net of accumulated amortization	22,352	21,155
Allowance for risk-sharing obligations	16,071	15,670
Deferred tax liability	56,035	56,035
Warehouse notes payable	476,221	1,084,539
Notes payable	78,850	80,925
Total liabilities	$696,505	$1,335,457

Stockholders’ Equity
Stockholders’ equity:
Preferred shares, Authorized 50,000,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 33,613,832 shares in 2013 and 33,567,730 shares in 2012.	336	336
Additional paid-in capital	238,971	236,823
Retained earnings	123,743	116,017
Total stockholders’ equity	$363,050	$353,176
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,059,555	$1,688,633

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2013	2012
Revenues
Gains from mortgage banking activities	$42,931	$19,802
Servicing fees	21,141	9,379
Net warehouse interest income	1,623	937
Escrow earnings and other interest income	942	539
Other	2,548	3,745
Total revenues	$69,185	$34,402

Expenses
Personnel	$28,283	$11,641
Amortization and depreciation	17,256	7,241
Amortization of intangible assets	1,296	18
Provision for risk-sharing obligations	401	1,224
Interest expense on corporate debt	968	168
Other operating expenses	8,651	4,616
Total expenses	$56,855	$24,908
Income from operations	$12,330	$9,494
Income tax expense	4,604	3,655
Net income	$7,726	$5,839

Basic earnings per share	$0.23	$0.27
Diluted earnings per share	$0.23	$0.27

Basic weighted average shares outstanding	33,570,130	21,750,573
Diluted weighted average shares outstanding	34,156,760	21,848,280

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$7,726	$5,839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to fair value of future servicing rights, net of guaranty obligation	(20,671)	(9,523)
Gains attributable to fair value of premium and origination fees	13,339	14
Gain on sale of MSR, less prepayment of MSR	—	(2)
Provision for risk-sharing obligations	401	1,224
Amortization and depreciation	18,552	7,259
Originations of loans held for sale	(1,575,750)	(648,055)
Sales of loans to third parties	2,184,346	641,398
Amortization of deferred loan fees and costs	(19)	(4)
Stock compensation	2,160	681
Tax benefit from vesting of equity awards	(161)	—
Amortization of leasehold inducement	—	39
Cash allowance received from landlord	—	1,301
Cash paid to settle risk-sharing obligations	—	(1,619)
Changes in:
Restricted cash and pledged securities	(1,720)	1,441
Servicing fees and other receivables	11,348	3,305
Derivative fair value adjustments	—	15
Other assets	5,880	(85)
Accounts payable and other accruals	(30,651)	(19,986)
Performance deposits from borrowers	(2,809)	(4,619)
Net cash provided by (used in) operating activities	$611,971	$(21,377)

Cash flows from investing activities:
Capital expenditures	$(1,188)	$(1,922)
Net increase in loans held for investment	—	(6,943)
Net cash used in investing activities	$(1,188)	$(8,865)

Cash flows from financing activities:
(Repayments) borrowings of warehouse notes payable, net	$(608,318)	$18,259
Repayments of notes payable	(2,075)	(900)
Proceeds from issuance of common stock	119	1
Repurchase of common stock	(292)	(124)
Tax benefit from vesting of equity awards	161	—
Net cash (used in) provided by financing activities	$(610,405)	$17,236
Net increase (decrease) in cash and cash equivalents	$378	$(13,006)
Cash and cash equivalents at beginning of period	65,027	53,817
Cash and cash equivalents at end of period	$65,405	$40,811

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$4,762	$1,180
Cash paid for taxes	$194	$3,314

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also originates and services loans for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management, and investment management services specializing in debt, structured debt, and equity financing for commercial real estate.

The Company offers an interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (“the Program”). The Company closed its first loans under the Program in 2012. The Company underwrites all loans originated through the Program. During the time they are outstanding, the Company assumes the full risk of loss on the loans.  In addition, the Company services and asset-manages loans originated through the Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s balance sheet during such time that they are outstanding.

On September 4, 2012, the Company closed its acquisition of CWCapital, LLC (“CWCapital”), at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and the Company’s issuance in a private placement to CW Financial Services, LLC (“CW Financial”) of approximately 11.6 million shares of common stock valued at approximately $151.1 million (the “Acquisition”). Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. By virtue of the Company’s ownership of CWCapital, the Company also acquired a 50% ownership in ARA Finance LLC, a joint venture with ARA Finco LLC, in which ARA Finco LLC owns the remaining 50% of ARA Finance LLC. The Company does not have the ability to direct the activities of ARA Finance LLC; therefore, the Company accounts for its investment in ARA Finance LLC under the equity method of accounting.

The results of operations for the three months ended March 31, 2013 reflect the impact of the Acquisition, which materially affects the comparability to the prior year.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and all of its consolidated entities. All material intercompany transactions have been eliminated. The Company has evaluated all subsequent events.

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

Comprehensive Income—For the three months ended March 31, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale and those held for investment. Substantially all loans that are held for sale or for investment are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three months ended March 31, 2013 and 2012 are the following components (in thousands):

	For the three months ended March 31,
	2013	2012
Warehouse interest income	$5,447	$2,575
Warehouse interest expense	3,824	1,638
Net warehouse interest income	$1,623	$937

Recently Issued Accounting Pronouncements—In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  The ASU requires enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of the ASU. The FASB issued a subsequent ASU limiting the scope of ASU No. 2011-11 to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements.  The ASU is effective for annual periods beginning on or after January 1, 2013 (and interim periods within those annual periods), with retrospective application required.  The adoption of ASU No. 2011-11 on January 1, 2013 did not have an impact on the Company’s financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of ASU No. 2012-02 on January 1, 2013 did not have a material impact on the Company’s financial statements.

In February 2013, The FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Among other things, an entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. An entity does not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The ASU is effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. The adoption of ASU No. 2013-02 on January 1, 2013 did not have an impact on the Company’s financial statements.

There have been no material changes to the accounting policies discussed in Note 2 of the Company’s 2012 Form 10-K.

The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following summarizes the Company’s goodwill activity for the three months ended March 31, 2013 (in thousands):

For the three months ended,
March 31, 2013
Beginning balance	$59,735
Retrospective adjustments	234
Impairment	—
Ending balance	$59,969

The Company provisionally allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed related to the Acquisition based on their estimated acquisition date fair values. A change to the provisional amounts recorded for assets acquired, identifiable intangible assets, and liabilities assumed during the measurement period affects the amount of the purchase price allocated to goodwill. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the three months ended March 31, 2013, the Company identified immaterial adjustments to certain of the provisional amounts recorded as shown in the table above. The adjustments were recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date.

The Purchase Agreement required the seller to provide the Company with a minimum working capital balance at the acquisition date. To the extent actual working capital on the acquisition date exceeded or fell below the minimum requirement, the Company would either pay or receive funds from the seller. On January 16, 2013, the Company and the seller agreed to extend the settlement of the working capital adjustment until certain servicing related receivables are finalized. The Company continues to recognize provisional amounts in its purchase price allocation related to these items as of March 31, 2013 as the settlement of working capital was not finalized as of March 31, 2013. Any adjustments to the provisional amounts recognized will be made upon finalization of working capital. We do not expect these adjustments to have a material impact on goodwill.

The following summarizes the Company’s other intangible assets, related to the Acquisition, as of March 31, 2013 (in thousands):

	As of March 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value
Mortgage pipeline intangible asset	$18,700	(16,460)	$2,240
Mortgage servicing rights	124,629	(15,046)	109,583
	$143,329	$(31,506)	$111,823

The Company expects to amortize in 2013 the remaining March 31, 2013 net carrying value of the mortgage pipeline intangible asset. The expected amortization of Mortgage Servicing Rights (MSRs), which includes the MSRs acquired from CWCapital shown above, is disclosed in Note 5.

NOTE 4—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consisted of the following activity for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended March 31,
	2013	2012
Contractual loan origination related fees, net	$22,260	$10,279
Fair value of expected future cash flows from servicing recognized at commitment	21,871	10,083
Fair value of expected guaranty obligation	(1,200)	(560)
Total gains from mortgage banking activities	$42,931	$19,802

The origination fees shown in the table above are net of co-broker fees of $3.3 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5—MORTGAGE SERVICING RIGHTS

MSRs represent the fair value of the servicing rights retained by the Company for mortgage loans originated and sold. The capitalized amount is equal to the estimated fair value of the expected net cash flows associated with the servicing rights. The following describes the key assumptions used in calculating each loan’s MSR:

Discount rate—Depending upon loan type, the discount rate used is management’s best estimate of market discount rates. The rates used for loans originated were 10% to 15% for each of the three-month periods presented.

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

The fair value of the MSRs was $373.7 million and $350.5 million at March 31, 2013 and December 31, 2012, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at March 31, 2013, is a decrease in the fair value of $11.7 million.

The impact of a 200 basis point increase in the discount rate at March 31, 2013, is a decrease in the fair value of $22.7 million.

Activity related to capitalized MSRs for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	For the three months ended March 31,
	2013	2012

Beginning balance	$315,524	$137,079
Additions, following the sale of loan	38,793	13,027
Amortization	(15,105)	(6,350)
Pre-payments and write-offs	(2,815)	(1,135)
Ending balance	$336,397	$142,621

The expected amortization of MSR balances recorded as of March 31, 2013 is shown below (in thousands):

	Originated MSRs	Acquired MSRs	Total MSRs
	Amortization	Amortization	Amortization
Nine Months Ending December 31,
2013	$29,436	$15,732	$45,168
Year Ending December 31,
2014	36,686	19,565	56,251
2015	32,065	17,867	49,932
2016	29,565	16,400	45,965
2017	26,547	14,387	40,934
2018	22,576	10,468	33,044
Thereafter	49,939	15,164	65,103
Total	$226,814	$109,583	$336,397

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

A summary of our guaranty obligation for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Beginning balance	$21,155	$9,921
Guaranty obligation recognized, following the sale of loan	2,154	1,002
Amortization of guaranty obligation	(957)	(476)
Ending Balance	$22,352	$10,447

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. A summary of our allowance for risk-sharing for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Beginning balance	$15,670	$14,917
Provision for risk sharing obligations	401	1,224
Write-offs	—	(1,619)
Ending Balance	$16,071	$14,522

As of March 31, 2013, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $2.8 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 7—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $36.8 billion as of March 31, 2013 compared to $16.9 billion as of March 31, 2012.

NOTE 8—WAREHOUSE NOTES PAYABLE

The maximum borrowing amounts and outstanding balances under the warehouse notes payable as of March 31, 2013 were as follows (in thousands):

	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Committed warehouse facility #1	$575,000	$284,095	Average 30-day LIBOR plus 1.85%
Committed warehouse facility #2	450,000	176,801	Average 30-day LIBOR plus 1.75%
Committed warehouse facility #3	35,000	7,125	Average 30-day LIBOR plus 2.50%
Committed warehouse facility #4	50,000	—	Average 30-day LIBOR plus 2.50%
Fannie Mae Repurchase agreement, uncommited line and open maturity	500,000	8,200	Average 30-day LIBOR plus 1.15%
Total	$1,610,000	$476,221

On April 2, 2013, the Company executed an amendment to the warehouse agreement related to warehouse facility #2, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. No other material modifications were made to the agreement.

On April 12, 2013, the Company executed an amendment to the warehousing agreement related to warehouse facility #1, reducing the interest rate under the line to 30-day LIBOR plus 165 basis points. No other material modifications were made to the agreement.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2013
Assets
Loans held for sale	$—	$479,779	$—	$479,779
Pledged securities	34,581	—	—	34,581
Derivative assets	—	—	8,306	8,306
Total	$34,581	$479,779	$8,306	$522,666

Liabilities
Derivative liabilities	$—	$—	$3,936	$3,936
Total	$—	$—	$3,936	$3,936

December 31, 2012
Assets
Loans held for sale	$—	$1,101,561	$—	$1,101,561
Pledged securities	33,481	—	—	33,481
Derivative assets	—	—	21,258	21,258
Total	$33,481	$1,101,561	$21,258	$1,156,300

Liabilities
Derivative liabilities	$—	$—	$867	$867
Total	$—	$—	$867	$867

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2013.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below for the three months ended March 31, 2013 and 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs:

Derivative Instruments
Three Months Ended March 31, 2013
Derivative assets and liabilities, net
Beginning balance, December 31, 2012	$20,391
Settlements	(58,951)
Realized gains recorded in earnings (1)	38,560
Unrealized gains recorded in earnings (1)	4,370
Ending balance, March 31, 2013	$4,370

Derivative Instruments
Three Months Ended March 31, 2012
Derivative assets and liabilities, net
Beginning balance, December 31, 2011	$5,415
Settlements	(15,715)
Realized gains recorded in earnings (1)	10,300
Unrealized gains recorded in earnings (1)	9,502
Ending balance, March 31, 2012	$9,502

(1) Realized and unrealized gains from derivatives are recognized in the gains from mortgage banking activities line item in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities (in thousands):

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$8,306	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	3,936	Discounted cash flow	Counterparty credit risk	—

(1)         Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of March 31, 2013, and December 31, 2012, are presented below (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$65,405	$65,405	$65,027	$65,027
Restricted cash	7,750	7,750	7,130	7,130
Pledged securities	34,581	34,581	33,481	33,481
Loans held for sale	479,779	479,779	1,101,561	1,101,561
Loans held for investment	9,487	9,500	9,468	9,500
Derivative assets	8,306	8,306	21,258	21,258
Total financial assets	$605,308	$605,321	$1,237,925	$1,237,957

Financial Liabilities:
Derivative liabilities	$3,936	$3,936	$867	$867
Warehouse notes payable	476,221	476,221	1,084,539	1,084,539
Notes payable	78,850	78,850	80,925	80,925
Total financial liabilities	$559,007	$559,007	$1,166,331	$1,166,331

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through the gains on mortgage banking activities line item in the Condensed Consolidated Statements of Income. The fair value of the Company’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

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

	Fair Value Adjustment Components				Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total			Adjustment
	Principal	Gain (Loss)	Movement	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Effect	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2013
Rate lock commitments	$168,130	$6,298	$1,635	$7,933	$7,933	$—	$—
Forward sale contracts	637,243	—	(3,459)	(3,459)	373	(3,936)	—
Loans held for sale	469,113	8,842	1,824	10,666	—	—	10,666
Total		$15,140	$—	$15,140	$8,306	$(3,936)	$10,666

December 31, 2012
Rate lock commitments	$302,373	$11,953	$(1,194)	$10,759	$10,759	$—	$—
Forward sale contracts	1,380,235	—	9,756	9,756	10,499	(867)
Loans held for sale	1,077,862	32,261	(8,562)	23,699	—	—	23,699
Total		$44,214	$—	$44,214	$21,258	$(867)	$23,699

NOTE 10—LITIGATION, COMMITMENTS, AND CONTINGENCIES

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. On March 29, 2013 Fannie Mae announced changes to the DUS Capital Standards that are retroactive to January 1, 2013. These changes, and the impact on the Company, are as follows:

•                  Restricted liquidity requirements for Tier 1 loans were increased from 90 basis points to 110 basis points. The increased reserve requirement must be met immediately. The Company currently has an insignificant number of Tier 1 loans in our portfolio which will be affected by the announced collateral changes, and does not expect it will have a material impact on the Company’s future operations;

•                  Restricted liquidity requirements for existing Tier 2 loans were increased from 60 basis points to 75 basis points. The restricted liquidity requirement on new Tier 2 loans will continue to be funded over a 48 month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirement on existing Tier 2 mortgage loans will increase gradually (from 51 basis points as of December 31, 2012) by three basis points per quarter for eight quarters through December 31, 2014. As of March 31, 2013, the increased reserve requirement for existing Tier 2 loans from 51 basis points to 75 basis points on Tier 2 loans requires the Company to fund $49.9 million in additional restricted liquidity over the eight quarters beginning with March 31, 2013, or $6.2 million per quarter.

•                  Restricted liquidity held as collateral in the form of US Treasuries will experience a collateral reduction increasing from 0% to 3%, the discount on US Federal Agency Securities will increase from 3% to 4%, and the discount on money market funds holding US Treasuries will increase from 0% to 5%. As of March 31, 2013, the Company held all of its restricted liquidity in money market funds holding US Treasuries.

As a result of these changes, the Company was required to fund an additional $1.9 million of restricted reserves to satisfy the new requirements established by Fannie Mae. As of April 30, 2013, the Company has funded the additional restricted liquidity in order to satisfy its obligations with respect to the DUS Capital Standards. Fannie Mae will reassess the DUS Capital Standards on or before June 30, 2014. The Company generates sufficient cash flow from its operations to meet these new capital standards and does not expect these changes to have a material impact on its future operations; however, future changes to collateral requirements may adversely impact the Company.

Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of March 31, 2013.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2013. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2013, the net worth requirement was $86.9 million and the Company’s net worth was $190.1 million, as defined. As of March 31, 2013, the Company was required to maintain at least $16.1 million of liquid assets to meet our operational liquidity requirements, as defined in the agreements, for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of March 31, 2013, the Company had operational liquidity of $62.7 million.

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

To provide for greater certainty regarding Column’s indemnification obligations before the resolution of this litigation and to cap our total loss exposure, the Company secured a further agreement from Column in November 2010 confirming that it will indemnify the Company for any liabilities that arise as a result of this litigation. As part of this further indemnification agreement, in the event Column is required to pay the Company for any liabilities under the Capital Funding litigation that it otherwise would not have been obligated to pay under the Column Transaction Agreement, the Company will indemnify Column for an amount up to $3.0 million. Also as part of this further indemnification agreement, William Walker, our Chairman, President and Chief Executive Officer, and Mallory Walker, former Chairman and current stockholder, in their individual capacities, agreed that if Column is required to indemnify the Company under this agreement and otherwise would not have been obligated to pay such amounts under the Column Transaction Agreement, Messrs. William Walker and Mallory Walker will pay any such amounts in excess of $3.0 million but equal to or less than $6.0 million. As a result of this agreement, the Company will have no liability or other obligation for any damage amounts in excess of $3.0 million arising out of this litigation. Although Column has assumed defense of the case for all defendants, and is paying applicable counsel fees, as a result of the indemnification claim procedures described above, the Company could be required to bear the significant costs of the litigation and any adverse judgment unless and until the Company is able to prevail on our indemnification claim. The Company believes that it will fully prevail on its indemnification claims against Column, and that the Company ultimately will incur no material loss as a result of this litigation, although there can be no assurance that this will be the case. Accordingly, we have not recorded a loss contingency for this litigation.

On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case; without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected the Company’s motion to dismiss the amended complaint. Capital Funding filed a Second Amended Complaint that did not alter the claims at issue but revised their alleged damages. Defendants moved for summary judgment on all claims, including two counts of breach of contract, two counts of promissory estoppel, two counts of unjust enrichment, and two counts of unfair competition.  On April 30, 2013, the Court issued an Opinion and Order which granted the motion as to the promissory estoppel counts and one count of unjust enrichment.  The court denied the motion as to all remaining claims. Fact discovery in the case has concluded, and a trial is scheduled to begin on the remaining claims on July 8, 2013.

As a result of the indemnification listed above, the Company’s loss exposure is limited to $3.0 million.

The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties and other costs, and our reputation and business may be impacted. The Company’s management believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on our business, results of operations, liquidity or financial condition.

In the normal course of business, the Company may be party to various claims and litigation, none of which the Company believes is material.

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Weighted average number of shares outstanding used to calculate basic earnings per share	33,570,130	21,750,573

Dilutive securities
Unvested restricted shares	586,630	97,707
Weighted average number of shares and share equivaltents outstanding used to calculate diluted earnings per share	34,156,760	21,848,280

The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Options issued under the 2010 Equity Incentive Plan to purchase 7,375 and 122,493 shares of common stock were outstanding during the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 12—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2012	33,567,730	$336	$236,823	$116,017	$353,176
Net income	—	—	—	7,726	7,726
Issuance of common shares in connection with equity incentive plans	62,151	—	119	—	119
Repurchase and retirement of common stock	(16,049)	—	(292)	—	(292)
Stock-based compensation	—	—	2,160	—	2,160
Tax benefit from vesting of restricted shares	—	—	161	—	161
Balances at March 31, 2013	33,613,832	$336	$238,971	$123,743	$363,050

NOTE 13—TRANSACTIONS WITH RELATED PARTIES

As of March 31, 2013, Credit Suisse Securities (USA) LLC, through its ownership of Column, owns a 10% interest in the Company. From time to time, Credit Suisse refers HUD related financing opportunities to the Company, for which it receives fees. For the three months ended March 31, 2013 and 2012, Credit Suisse had earned zero and $0.8 million, respectively, of fees for the referral of HUD transactions to the Company (co-broker fees). At March 31, 2013, the Company had accrued $0.1 million of co-broker fees payable to Credit Suisse.

On February 9, 2012, the Company entered into an amendment to the agreement regarding the allocation of origination fees and trade premiums generated by certain transactions between Credit Suisse and the Company and providing for other terms and conditions with respect to future loan origination opportunities. The amendment resulted in a $2.5 million reduction in the amount the Company owed to Credit Suisse at December 31, 2011, which was recognized as other revenues during the three months ended March 31, 2012.

A third party entity, Walker & Dunlop Multifamily Equity I, LLC (the “Managing Member”), in which Mr. Walker and other individuals hold ownership, is the managing member of an investment fund. The Company provides consulting and related services to the Managing Member pursuant to a corporate services agreement for a fee which approximates our cost for such services. The amount of such fees was $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012.

NOTE 14—SUBSEQUENT EVENTS

On April 11, 2013, the Company executed an amendment to its lease agreement for the Needham, MA office. The amendment, among other things, modified the leasable space of the office and required the payment of a modification fee. The leasable space was amended from 40,066 square feet through June 30, 2022 to (i) 45,955 square feet from the period January 1, 2013 to March 31, 2013, (ii) 44,825 square feet from the period April 1, 2013 to June 30, 2013, and (iii) 19,368 square feet from the period July 1, 2013 to June 30, 2023. In connection with the amendment, the Company incurred a modification fee of $0.8 million, which was charged to expense in the second quarter of 2013.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•                  the future of the GSEs and their impact on our business;

•                  the future funding level of HUD, including whether such funding will be sufficient to support future firm commitment requests, and its impact on our business;

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

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development, with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also originate and service loans for a number of life insurance companies, commercial banks and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management, and investment management services specializing in debt, structured debt, and equity financing for commercial real estate.

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

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Our current credit management policy is to cap each loan balance subject to full risk-sharing at $60 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60 million in order to limit our maximum loss exposure on any one loan to $12 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we may on occasion elect to originate a loan with full risk sharing even when the loan balance is greater than $60 million if we believe the loan characteristics support such an approach.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

We offer an interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Program”). We closed our first loans under the Program in 2012. We underwrite all loans originated through the Program. During the time that they are outstanding, we assume the full risk of loss on the loans.  In addition, we service and asset-manage loans originated through the Program, with the ultimate goal of providing permanent financing on the properties.

On September 4, 2012, we closed our acquisition of CWCapital, LLC (“CWCapital”), at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and our issuance in a private placement to CW Financial Services, LLC (“CW Financial”) of approximately 11.6 million shares of common stock valued at approximately $151.1 million (the “Acquisition”). CWCapital, a Massachusetts limited liability company, was one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending, originating and selling mortgage loans pursuant to the programs of Fannie Mae, Freddie Mac, Ginnie Mae and HUD. The Acquisition combined two of the leading commercial real estate lenders in the country to form one of the largest commercial real estate lenders in the country.

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all material intercompany transactions have been eliminated.

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

The MSR and associated guaranty obligation are amortized into expense over the estimated life of the loan. The MSR is amortized in proportion to, and over the period, that net servicing income is expected to be received. The guaranty obligation is amortized evenly over the term of the loan. If a loan defaults and is not expected to become current or pays off prior to the estimated life, the net unamortized MSR and guaranty obligation balances are expensed.

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

Overview of Current Business Environment

In 2013, U.S. multifamily market fundamentals have continued their improvement following the macroeconomic instability experienced in recent years. Occupancy rates and effective rents appear to have increased based upon increased rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Additionally, many commercial real estate properties are projected to need refinancing in the coming years.

The passage of Dodd-Frank introduced complex, comprehensive legislation into the financial and real estate recoveries, which will have far reaching effects on the industry and its participants. While we are not a banking institution, there is uncertainty as to how, in the coming years, Dodd-Frank may affect us or our competitors.

The scope, extent and timing of GSE reform continue to be uncertain. Although we cannot predict what actions Congress or other governmental agencies may take affecting the GSEs and/or HUD, we expect some regulatory change is likely. In March 2013, the GSEs’ regulator, the Federal Housing Finance Agency, communicated a goal to reduce multifamily origination volumes 10 percent from 2012 levels. Additionally, in April 2013, HUD announced that the allocation from the Federal government to fund multifamily originations may be insufficient to meet all requests through the end of its fiscal year (September 30, 2013) if volumes for the first half of its fiscal year continued through the second half of the fiscal year. In spite of these communications from the GSEs and HUD, we believe that the GSEs and HUD will continue to supply a sufficient level of capital to the multifamily market. As noted in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), we continue to explore channels to diversify our revenue streams to limit the impact of such events on our ability to do business and meet our customers’ needs.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2013 and 2012. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, and general economic conditions. Additionally, the results of operations for the three months ended March 31, 2013 reflect the impact of the Acquisition, which materially affects the comparability to the prior year. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended March 31,
(Dollars in thousands)	2013	2012
Origination Data:
Origination Volumes by Investor
Fannie Mae	$762,973	$267,901
Freddie Mac	514,595	84,517
Ginnie Mae - HUD	147,433	112,603
Other (1)	306,351	209,435
Total	$1,731,352	$674,456

Key Metrics (as a percentage of total revenues):
Personnel expenses	41%	34%
Other operating expenses	13%	13%
Total expenses	82%	72%
Adjusted total expenses (2)	80%	72%
Operating margin	18%	28%
Adjusted operating margin (2)	20%	28%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.29%	1.52%
Fair value of MSRs created, net	1.19%	1.41%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (3)	1.45%	2.05%

	As of March 31,
	2013	2012
Servicing Portfolio by Type:
Fannie Mae	$19,259,656	$10,277,105
Freddie Mac	9,602,557	3,200,241
Ginnie Mae - HUD	4,630,452	1,478,202
Other (1)	3,267,855	1,895,397
Total	$36,760,520	$16,850,945

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.24%	0.23%

(1)         Commercial mortgage backed securities, life insurance companies, and commercial banks.

(2)         This is a non-GAAP financial measure

(3)         The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligation retained, as a percentage of GSE and HUD volume reflects revenue recognized, as a percentage of loan origination volume, on those loans which the Company will record an MSR upon sale of the loan. No MSRs are recorded for “Other” originations or interim loan originations.

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, the Company presents the following non-GAAP financial measures:

•                  Adjusted net income;

•                  Adjusted earnings per diluted share;

•                  Adjusted total expenses;

•                  Adjusted income from operations; and

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

Adjusted net income, adjusted earnings per diluted share, adjusted total expenses, adjusted income from operations, and adjusted operating margin are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP

	For the three months ended March 31,
(in thousands, except per share amounts)	2013	2012

Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted Net Income and Adjusted Diluted Earnings Per Share
GAAP net income	$7,726	$5,839
Shares (1)	34,157	21,848
GAAP diluted earnings per share	$0.23	$0.27

GAAP net income	$7,726	$5,839
Adjustments:
Amortization of intangibles	1,278	—
Income tax impact of adjustments	(497)	—
Adjusted net income	$8,507	$5,839
Shares (1)	34,157	21,848
Adjusted diluted earnings per share	$0.25	$0.27

Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and Adjusted Operating Margin
GAAP income from operations	$12,330	$9,494
Total revenues	69,185	34,402
GAAP operating margin	18%	28%

GAAP income from operations	$12,330	$9,494
Adjustments:
Amortization of intangibles	1,278	—
Adjusted income from operations	$13,608	$9,494
Total revenues	69,185	34,402
Adjusted operating margin	20%	28%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$56,855	$24,908
Adjustments:
Amortization of intangibles	1,278	—
Adjusted total expenses	$55,577	$24,908

(1): Diluted weighted average shares outstanding.

Overview

Our consolidated income from operations was $12.3 million for the three months ended March 31, 2013, compared to $9.5 million for the three months ended March 31, 2012, a 30% increase. Our total revenues were $69.2 million for the three months ended March 31, 2013, compared to $34.4 million for the three months ended March 31, 2012, a 101% increase. Our total expenses were $56.9 million for the three months ended March 31, 2013, compared to $24.9 million for the three months ended March 31, 2012, a 128% increase. Our operating margin was 18% for the three months ended March 31, 2013, compared to 28% for the three months ended March 31, 2012. The increase in revenues was primarily attributable to significantly higher overall origination volumes due to the Acquisition and organic growth.  In addition, substantial increases in servicing fees, net warehouse interest income, and escrow earnings and other interest income contributed to the overall revenue growth. The growth in expenses was primarily attributable to increases in compensation costs as a result of the organic growth of the Company and the Acquisition, amortization and depreciation due to an increase in the MSR portfolio due to organic growth and the Acquisition, and amortization of intangible assets related to the Acquisition.

Our net income was $7.7 million for the three months ended March 31, 2013, compared to $5.8 million for the three months ended March 31, 2012, a 32% increase.

Revenues

Gains From Mortgage Banking Activities.  Gains from mortgage banking activities were $42.9 million for the three months ended March 31, 2013, compared to $19.8 million for the three months ended March 31, 2012, a 117% increase. Gains reflect the fair value of loan origination fees, the fair value of loan premiums or losses, net of any co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of the loan, net of any guaranty obligations retained. The increase is attributable to the increase in the volume of loans originated year over year due to organic growth and the Acquisition. Origination volumes increased to $1.7 billion for the three months ended March 31, 2013, compared to $674.5 million for the three months ended March 31, 2012, a 157% increase. The increase in revenue due to loan origination volumes was partially offset by a decline in the loan origination fee rate and in the average fair value of the expected net future cash flows associated with servicing the loan as a percentage of loan origination volume.

Servicing Fees.  Servicing fees were $21.1 million for the three months ended March 31, 2013, compared to $9.4 million for the three months ended March 31, 2012, a 125% increase. The increase was primarily attributable to a 118% increase in the servicing portfolio to $36.8 billion at March 31, 2013 from $16.9 billion at March 31, 2012, combined with an increase in the weighted-average servicing fee rate to 24 basis points at March 31, 2013 from 23 basis points at March 31, 2012.

Net Warehouse Interest Income.  Net warehouse interest income was $1.6 million for the three months ended March 31, 2013, compared to $0.9 million for the three months ended March 31, 2012, a 73% increase. The increase is attributable to a 231% increase in the average outstanding warehouse balance, partially offset by (i) a decrease of 22 basis points in the average net spread between the loan coupon rate and the cost of warehouse financing and (ii) a $0.4 million increase in warehouse-related fees year over year.  Warehouse-related fees primarily consist of commitment and usage fees. The components of net warehouse interest income are (in thousands):

	For the three months ended March 31,
	2013	2012
Warehouse interest income	$5,447	$2,575
Warehouse interest expense	3,824	1,638
Warehouse interest income, net	$1,623	$937

Escrow Earnings and Other Interest Income.  Escrow earnings and other interest income was $0.9 million for the three months ended March 31, 2013, compared to $0.5 million for the three months ended March 31, 2012, a 75% increase. The increase was primarily attributable to increases in escrow earnings rates on servicing portfolio escrow balances, as well as an increase in our average escrow balances held.

Other.  Other income was $2.5 million and $3.7 million for the three months ended March 31, 2013 and March 31, 2012, respectively. In 2012, other income included a $2.5 million gain resulting from an amendment to a contract that specified the allocation of origination fees and trade premiums between the Company and a correspondent for the refinance of a portfolio of loans.  There were no similar transactions for the three months ended March 31, 2013.

Expenses

Personnel.  Personnel expense was $28.3 million for the three months ended March 31, 2013, compared to $11.6 million for the three months ended March 31, 2012, a 143% increase. The increase was primarily attributable to increases in loan origination related fees on which the resulting loan originator commissions are based, as well as increases in compensation expense as the Company invested in its loan origination platform through the addition of origination teams, 14 new regional offices, and 254 full time employees since March 31, 2012.

Amortization and Depreciation.  Amortization and depreciation expense was $17.3 million for the three months ended March 31, 2013, compared to $7.2 million for the three months ended March 31, 2012, a 138% increase. The increase was primarily attributable to the increase in loan origination activity and resulting growth in the capitalization of MSRs and the addition of $124.6 million of MSRs from the Acquisition, all of which are subsequently amortized.

Amortization of Intangible Assets. The increase was attributable to amortization expense of $1.3 million related to the amortization of intangible assets recognized upon closing the Acquisition, for which there was no comparable expense in the prior year.

Provision for Risk-Sharing Obligations.  The provision for risk-sharing obligations was $0.4 million for the three months ended March 31, 2013, compared to $1.2 million for the three months ended March 31, 2012, a $0.8 million, or 67%, decrease. The decrease is primarily attributable to a decrease in the 60+ day delinquency rate from 0.8% of the at risk portfolio at March 31, 2012 to 0% of the at risk portfolio at March 31, 2013 and fewer defaulted loans during the three months ended March 31, 2013 than during the three months ended March 31, 2012. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

Interest Expense on Corporate Debt.  The interest expense on corporate debt was $1.0 million for the three months ended March 31, 2013, compared to $0.2 million for the three months ended March 31, 2012, a 476% increase. This increase was primarily attributable to a 247% increase in the average corporate debt outstanding.

Other Operating Expenses.  Other operating expenses were $8.7 million for the three months ended March 31, 2013, compared to $4.6 million for the three months ended March 31, 2012, an 87% increase.  The increase was primarily attributable to increases in office expenses and professional fees. Office expenses increased due to increased rent from the expansion of our corporate headquarters and the addition of several regional offices. Professional fees increased due primarily to increased tax and audit fees and subservicing expense due to the growth in our servicing portfolio.

Income Tax Expense.   Income tax expense was $4.6 million for the three months ended March 31, 2013, compared to $3.7 million for the three months ended March 31, 2012, a 26% increase. The increase in income tax expense was due to an increase in income from operations, slightly offset by refunds received from various taxing jurisdictions during the three months ended March 31, 2013.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Our unrestricted cash balance was $65.4 million and $40.8 million as of March 31, 2013, and March 31, 2012, respectively, a $24.6 million increase.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash provided by operating activities was $612.0 million for the three months ended March 31, 2013, compared to cash used in operating activities of $21.4 million for the three months ended March 31, 2012.  The increase in cash flows provided by operations for the three months ended March 31, 2013 is primarily attributable to the receipt of $608.6 million for the funding of loan originations, net of sales of loans to third parties during the three months ended March 31, 2013 compared to the net use of $6.7 million from funding loan originations, net of sales to third parties during the three months ended March

31, 2012.  Excluding cash provided by and used for the sale and purchase of loans, cash flows provided by operations was $3.4 million for the three months ended March 31, 2013, compared to cash flows used in operations of $14.7 million for the three months ended March 31, 2012.

We invested $1.2 million and $8.9 million for the three months ended March 31, 2013, and 2012, respectively, a $7.7 million decrease from 2012 to 2013. The decrease is primarily attributable to the investment of $6.9 million in one interim loan held for investment during the three months ended March 31, 2012, for which there was no comparable investment made during the three months ended March 31, 2013.

Cash used in financing activities was $610.4 million for the three months ended March 31, 2013, compared to $17.2 million cash provided by financing activities for the three months ended March 31, 2012. This decrease was primarily attributable to the increased repayments of warehouse notes payable and the increased repayments of notes payable.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2013. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2013, the net worth requirement was $86.9 million and the Company’s net worth was $190.1 million, as defined. As of March 31, 2013, we were required to maintain at least $16.1 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2013, we had operational liquidity of $62.7 million.

Under our warehouse lines of credit and term note agreements, we are required to comply with various financial covenants. See “Sources of Liquidity.”  As of March 31, 2013, we were in compliance with all such financial covenants.

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

Restricted Cash and Pledged Securities

We also require working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. In 2013, Fannie Mae increased its collateral requirements for certain loans (“revised Fannie Mae collateral requirements”). Additionally, Congress and other governmental authorities have also suggested that lenders will be required to retain on their balance sheet a portion of the loans that they originate, although no regulation has yet been implemented. If such regulation is enacted, we would potentially require additional liquidity to support any future increased collateral requirements.

Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of March 31, 2013, we pledged securities of $34.6 million to collateralize our Fannie Mae DUS risk-sharing obligations. To meet the revised Fannie Mae collateral requirements that were effective March 31, 2013, we pledged an additional $1.9 million of securities to Fannie Mae in April 2013.

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. On March 29, 2013 Fannie Mae announced changes to the DUS Capital Standards that are retroactive to January 1, 2013. These changes, and the impact on the Company, are as follows:

•                  Restricted liquidity requirements for Tier 1 loans were increased from 90 basis points to 110 basis points. The increased reserve requirement must be met immediately. The Company currently has an insignificant number of Tier 1 loans in our portfolio which will be affected by the announced collateral changes, and does not expect it will have a material impact on the Company’s future operations;

•                  Restricted liquidity requirements for existing Tier 2 loans were increased from 60 basis points to 75 basis points. The restricted liquidity requirement on new Tier 2 loans will continue to be funded over a 48 month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirement on existing Tier 2 mortgage loans will increase gradually (from 51 basis points as of December 31, 2012) by three basis points per quarter for eight quarters through December 31, 2014. As of March 31, 2013, the increased reserve requirement for existing Tier 2 loans from 51 basis points to 75 basis points on Tier 2 loans requires the Company to fund $49.9 million in additional restricted liquidity over the eight quarters beginning with March 31, 2013, or $6.2 million per quarter.

•                  Restricted liquidity held as collateral in the form of US Treasuries will experience a collateral reduction increasing from 0% to 3%, the discount on US Federal Agency Securities will increase from 3% to 4%, and the discount on money market funds holding US Treasuries will increase from 0% to 5%. As of March 31, 2013, the Company held all of its restricted liquidity in money market funds holding US Treasuries.

Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs and to assist in funding interim loans, we have five warehouse facilities that we use to fund substantially all of our loan originations. As of March 31, 2013, we had four committed warehouse lines of credit in the aggregate amount of $1.1 billion with certain national banks and a $500.0 million uncommitted facility with Fannie Mae.  Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Warehouse Facility #1:

On September 4, 2012, contemporaneous with the closing of the Acquisition, we entered into the Warehousing Credit and Security Agreement with a national bank to replace the existing $150.0 million warehouse line with a committed warehouse line that matures on September 3, 2013. The commitment under the warehouse line was $575.0 million as of March 31, 2013. The Warehousing Credit and Security Agreement provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus 185 basis points. On April 12, 2013, we executed an amendment to the Warehousing Credit and Security Agreement, reducing the interest rate under the line to 30-day LIBOR plus 165 basis points. No other material modifications were made to the agreement.

As of March 31, 2013, we had $284.1 million of borrowings outstanding under this line with a corresponding principal amount of loans held for sale.

Warehouse Facility #2:

On September 4, 2012, contemporaneous with the closing of the Acquisition, we amended our $350.0 million committed warehouse agreement that was scheduled to mature on February 28, 2013. The committed warehouse facility provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. The amendment, among other things, extended the maturity date to September 3, 2013, reduced the rate for borrowing from the average 30-day LIBOR plus 185 basis points to the average 30-day LIBOR plus 175 basis points and amended the negative and financial covenants to conform to those of our Warehousing Credit and Security Agreement, described above, with the exception of the leverage ratio covenant, which is not included in the amended facility.  On January 25, 2013, we entered into an amendment to increase the borrowing capacity from $350.0 million to $450.0 million. No other material modifications were included in the amendment.  On April 2, 2013, we executed an amendment to the warehouse agreement, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. No other material modifications were made to the agreement.

As of March 31, 2013, we had $176.8 million of borrowings outstanding under this line with a corresponding principal amount of loans held for sale.

Warehouse Facility #3:

We have a $35.0 million committed warehouse line agreement that matures on July 21, 2013, subject to one year extensions at the lenders’ discretion. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to us. As of March 31, 2013, there was $7.1 million of borrowings outstanding under this line with one corresponding loan classified as held for investment.

Warehouse Facility #4:

On October 5, 2012, we closed a $50.0 million committed warehouse line agreement that matures on October 4, 2013.  The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  As of March 31, 2013, we had no borrowings outstanding under this line.

Uncommitted Warehouse Facility:

We have a $500.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at the average 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. As of March 31, 2013, we had $8.2 million of borrowings outstanding under this program with a corresponding principal amount of loans held for sale. There is no expiration date for this facility.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of March 31, 2013, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our current loan origination needs.

Debt Obligations

On September 4, 2012, and substantially contemporaneous with the closing of the Acquisition, we entered into a senior secured term loan credit agreement (the “Credit Agreement”) that replaced our $42.5 million Existing Term Loan Agreement. The Credit Agreement provides for an $83.0 million term loan (the “Term Loan”). At March 31, 2013, there were $78.9 million of borrowings outstanding under the Credit Agreement.

The Term Loan amortizes in equal quarterly installments of $2.1 million commencing 90 days after the closing date, with a final maturity date for all remaining amounts due under the Term Loan of August 31, 2017.  Other than the scheduled quarterly amortization installments, any prepayments of Term Loan principal during the first 18 months after the Closing Date (the “Lockout Period”) must be accompanied by a prepayment penalty fee equal to the amount of interest that would have accrued on the prepaid principal amount during the then remaining portion of the Lockout Period.

Borrowings under the Credit Agreement bear interest at a rate derived from LIBOR for a one-month interest period plus an applicable margin of 3.75%, subject to adjustment if an event of default is continuing.

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC and Walker & Dunlop Capital, LLC, each of which is our direct or indirect wholly owned subsidiary (together with us, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on the Closing Date among the Loan Parties and the lender (the “Guarantee and Collateral Agreement”).

All of the notes payable, including the warehouse facilities, are senior obligations of the Company.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended March 31,
(Dollars in thousands)	2013	2012
Key Credit Metrics
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	$12,192,313	$7,003,631
Fannie Mae Modified Risk	3,879,856	2,151,373
Fannie Mae No Risk	3,187,487	1,122,101
Total Fannie Mae	$19,259,656	$10,277,105
Freddie Mac servicing portfolio:
Freddie Mac Modified Risk	$68,906	$—
Freddie Mac No Risk	9,533,651	3,200,241
Total Freddie Mac	$9,602,557	$3,200,241
GNMA/HUD servicing portfolio:
GNMA/HUD Full Risk	$4,958	$—
GNMA/HUD No Risk	4,625,494	1,478,202
Total GNMA/HUD	$4,630,452	$1,478,202

Interim loans (full risk) servicing portfolio	$9,500	$—

Capital markets servicing portfolio	$3,258,355	$1,895,397

Total servicing portfolio unpaid principal balance	$36,760,520	$16,850,945

At risk servicing portfolio (1)	$14,025,469	$7,916,564
60+ Day delinquencies, within at risk portfolio	—	6,308
At risk loan balances associated with allowance for risk-sharing obligations	$134,376	$141,646

Allowance for risk-sharing obligations:
Beginning balance	$15,670	$14,917
Provision for risk-sharing obligations	401	1,224
Net write-offs	—	(1,619)
Ending balance	$16,071	$14,522

60+ Day delinquencies as a percentage of the at risk portfolio	0.00%	0.08%
Provision for risk-sharing as a percentage of the at risk portfolio	0.00%	0.02%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.11%	0.18%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.02%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	11.96%	10.25%

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

We regularly request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. Our current credit management policy is to cap the loan balance subject to full risk-sharing at $60 million. Accordingly, we currently generally elect to use modified risk-sharing for loans of more than $60 million in order to limit our maximum loss on any loan to $12 million. However, we may on occasion elect to originate a loan with full risk sharing even when the loan balance is greater than $60 million if we believe the loan characteristics support such an approach.

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

As of March 31, 2013 and 2012, $0 and $6.3 million, respectively, of our at risk balances were more than 60 days delinquent. For the three months ended March 31, 2013 and 2012, our provisions for risk-sharing obligations were $0.4 million and $1.2 million, respectively, or less than one basis point and two basis points of the at risk balance, respectively.

As of March 31, 2013 and 2012, our allowance for risk-sharing obligations was $16.1 million and $14.5 million, respectively, or 11 basis points and 18 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of March 31, 2013, we have advanced $4.5 million of principal and interest payments on the loans associated with our $16.1 million allowance. Accordingly, if the $16.1 million in estimated losses is ultimately realized, the Company would be required to fund an additional $11.6 million.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  The ASU requires enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of the ASU. The FASB issued a subsequent ASU limiting the scope of ASU No. 2011-11 to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements.  The ASU is effective for annual periods beginning on or after January 1, 2013 (and interim periods within those annual periods), with retrospective application required.  The adoption of ASU No. 2011-11 did not have an impact on our financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of ASU No. 2012-02 did not have a material impact on our financial statements.

In February 2013, The FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Among other things, an entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. An entity does not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The ASU is effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have an impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is generally effectuated within 60 days of closing. The interest rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $1.4 million based on our outstanding warehouse balance as of March 31, 2013. Approximately $78.9 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.8 million based on our outstanding corporate debt as of March 31, 2013. Our loans held for investment and associated warehouse borrowings are based on LIBOR, and reset at the same intervals. As a result, any increase or decrease in the average 30-day LIBOR would have an equal and offsetting impact on our interim loan interest income and expense, and no impact on our annual earnings.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $11.7 million as of March 31, 2013. Our Fannie Mae and Freddie Mac servicing engagements generally provide for prepayment penalties, which we share in, in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. In our servicing contracts with institutional investors and HUD, we do not share in the prepayment penalties.  As of March 31, 2013, 84% of the servicing fees are protected from the risk of prepayment through our sharing in contractual prepayment penalties; hence, we do not hedge our servicing portfolio for prepayment risk.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in legal proceedings affecting us and our subsidiaries, except as described below. The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our 2012 Form 10-K.

Capital Funding Litigation—Previously, after the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected our motion to dismiss the amended complaint. On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case, without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court of Montgomery County rejected the Company’s motion to dismiss the amended complaint. Capital Funding filed a Second Amended

Complaint that did not alter the claims at issue but revised their alleged damages. Defendants moved for summary judgment on all claims, including two counts of breach of contract, two counts of promissory estoppel, two counts of unjust enrichment, and two counts of unfair competition.  On April 30, 2013, the Court issued an Opinion and Order which granted the motion as to the promissory estoppel counts and one count of unjust enrichment.  The court denied the motion as to all remaining claims. Fact discovery in the case has concluded, and a trial is scheduled to begin on the remaining claims on July 8, 2013.

As a result of an indemnification arrangement, our loss exposure is limited to $3.0 million.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2012 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as described below, there have been no material changes from the disclosures provided in the 2012 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Our business is significantly affected by general business, economic and market conditions and cycles, particularly in the multifamily and commercial real estate industry, including changes in government fiscal, monetary and budgetary policies, and, accordingly, we could be materially harmed in the event of a continued market downturn or changes in government policies.

We are sensitive to general business, economic and market conditions and cycles, particularly in the multifamily and commercial real estate industry. These conditions include changes in short-term and long-term interest rates, inflation and deflation, fluctuations in the real estate and debt capital markets and developments in national and local economies, unemployment rates, commercial property vacancy rates, and rental rates. Any sustained period of weakness or weakening business or economic conditions in the markets in which we do business or in related markets could result in a decrease in the demand for our loans and services, which could materially harm us. In addition, the number of borrowers who become delinquent, become subject to bankruptcy laws or default on their loans could increase, resulting in a decrease in the value of our MSRs and servicer advances and higher levels of loss on our Fannie Mae loans for which we share risk of loss, and could materially and adversely affect us.

 We also are significantly affected by the fiscal, monetary and budgetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which regulates the supply of money and credit in the United States. The Federal Reserve’s policies affect interest rates, which have a significant impact on the demand for commercial real estate loans. Significant fluctuations in interest rates as well as protracted periods of increases or decreases in interest rates could adversely affect the operation and income of multifamily and other commercial real estate properties, as well as the demand from investors for commercial real estate debt in the secondary market. In particular, higher interest rates tend to decrease the number of loans originated. An increase in interest rates could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. Budgetary policies also impact our ability to originate loans, particularly if it has a negative impact on the ability of GSEs and HUD to do business with us.  Changes in fiscal, monetary and budgetary policies are beyond our control, are difficult to predict and could materially and adversely affect us. In particular, the continuing Congressional budget impasse has had and may continue to have a negative impact on our HUD originations.  For example, in April of 2013, HUD announced that the allocation from the Federal government to fund multifamily originations may be insufficient to meet all requests through the end of its fiscal year if volumes for the first half of its fiscal year continued through the second half of the fiscal year. We cannot predict when and how the budget impasse will be resolved, and how we will continue to be affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. In March 2013, we repurchased and retired 16,049 shares of restricted stock at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
January 1 - 31, 2013	—	—	—	N/A
February 1 - 28, 2013	—	—	—	N/A
March 1 - 31, 2013	16,049	$18.20	16,049	N/A
	16,049		16,049

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC

(incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)
4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1	†

Employment Agreement, dated March 3, 2013 between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2013)

10.2	†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.3	*†	Performance Stock Unit Agreement
10.4

Modification Agreement, dated as of February 1, 2013, by and among Bank of America, N.A., as administrative agent, collateral agent and lender, Walker & Dunlop, Inc., as borrower, and Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC, as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013)

10.5

Second Amendment to Warehousing Credit and Security Agreement, dated as of February 1, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013)

10.6

Fifth Amendment to Warehousing Credit and Security Agreement, dated as of January 25, 2013, by and between Walker & Dunlop, LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2013)

10.7	*†	Management Deferred Stock Unit Purchase Plan
10.8	*†	Management Deferred Stock Unit Purchase Matching Program
10.9	†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 18, 2013)
10.10	†	Form of Restricted Stock Unit Award (Matching Program) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 18, 2013)
10.11	†	Form of Deferred Stock Unit Award Agreement (Purchase Plan) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 18, 2013)
10.12	*	Sixth Amendment to Warehousing Credit and Security Agreement, dated as of April 2, 2013, by and between Walker & Dunlop, LLC, as borrower, and PNC Bank, National Association, as lender
10.13	*

First Amendment to Warehousing Credit and Security Agreement, dated as of March 25, 2013, by and among W&D Interim lender II LLC, as borrower, Walker & Dunlop, Inc., as guarantor and Bank of America, as administrative agent, and the lenders party hereto

10.14	*

Second Amendment to Warehousing Credit and Security Agreement, dated as of April 8, 2013, by and among W&D Interim lender II LLC, as borrower, Walker & Dunlop, Inc., as guarantor and Bank of America, as administrative agent, and the lenders party hereto

10.15	*

Third Amendment to Warehousing Credit and Security Agreement, dated as of April 12, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto

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

Date: May 9, 2013	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1	†

Employment Agreement, dated March 3, 2013 between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2013)

10.2	†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.3	*†	Performance Stock Unit Agreement
10.4

Modification Agreement, dated as of February 1, 2013, by and among Bank of America, N.A., as administrative agent, collateral agent and lender, Walker & Dunlop, Inc., as borrower, and Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC, as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013)

10.5

Second Amendment to Warehousing Credit and Security Agreement, dated as of February 1, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013)

10.6

Fifth Amendment to Warehousing Credit and Security Agreement, dated as of January 25, 2013, by and between Walker & Dunlop, LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2013)

10.7	*†	Management Deferred Stock Unit Purchase Plan
10.8	*†	Management Deferred Stock Unit Purchase Matching Program
10.9	†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 18, 2013)
10.10	†	Form of Restricted Stock Unit Award (Matching Program) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 18, 2013)
10.11	†	Form of Deferred Stock Unit Award Agreement (Purchase Plan) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 18, 2013)

10.12	*	Sixth Amendment to Warehousing Credit and Security Agreement, dated as of April 2, 2013, by and between Walker & Dunlop, LLC, as borrower, and PNC Bank, National Association, as lender
10.13	*

First Amendment to Warehousing Credit and Security Agreement, dated as of March 25, 2013, by and among W&D Interim lender II LLC, as borrower, Walker & Dunlop, Inc., as guarantor and Bank of America, as administrative agent, and the lenders party hereto

10.14	*

Second Amendment to Warehousing Credit and Security Agreement, dated as of April 8, 2013, by and among W&D Interim lender II LLC, as borrower, Walker & Dunlop, Inc., as guarantor and Bank of America, as administrative agent, and the lenders party hereto

10.15	*

Third Amendment to Warehousing Credit and Security Agreement, dated as of April 12, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto

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