Form 10-Q
period 2013-06-30
Walker & Dunlop, Inc.
filed 2013-08-08
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013 there were 34,940,772 total shares of common stock outstanding.

Walker & Dunlop, Inc.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(In thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash and cash equivalents	$66,289	$65,027
Restricted cash	9,403	7,130
Pledged securities, at fair value	39,974	33,481
Loans held for sale, at fair value	443,279	1,101,561
Loans held for investment	47,151	9,468
Servicing fees and other receivables, net	25,704	40,933
Derivative assets	39,651	21,258
Mortgage servicing rights	341,770	315,524
Goodwill	60,212	59,735
Intangible assets	2,900	4,644
Other assets	21,899	29,872
Total assets	$1,098,232	$1,688,633

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other accruals	$104,926	$122,798
Performance deposits from borrowers	10,210	9,503
Derivative liabilities	5,315	867
Guaranty obligation, net of accumulated amortization	22,735	21,155
Allowance for risk-sharing obligations	12,322	15,670
Warehouse notes payable	485,896	1,084,539
Notes payable	76,775	80,925
Total liabilities	$718,179	$1,335,457

Stockholders’ Equity
Stockholders’ equity:
Preferred shares, Authorized 50,000,000, none issued	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 33,794,868 shares in 2013 and 33,567,730 shares in 2012	338	336
Additional paid-in capital	241,429	236,823
Retained earnings	138,286	116,017
Total stockholders’ equity	$380,053	$353,176
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,098,232	$1,688,633

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues
Gains from mortgage banking activities	$63,076	$33,934	$106,007	$53,736
Servicing fees	22,370	9,827	43,511	19,206
Net warehouse interest income	1,760	1,074	3,383	2,011
Escrow earnings and other interest income	916	525	1,858	1,064
Other	2,612	1,360	5,160	5,105
Total revenues	$90,734	$46,720	$159,919	$81,122

Expenses
Personnel	$37,308	$17,363	$65,591	$29,004
Amortization and depreciation	17,728	6,725	34,984	13,966
Amortization of intangible assets	448	18	1,744	36
Provision for risk-sharing obligations	751	750	1,152	1,974
Interest expense on corporate debt	870	163	1,838	331
Other operating expenses	9,827	6,592	18,478	11,208
Total expenses	$66,932	$31,611	$123,787	$56,519
Income from operations	$23,802	$15,109	$36,132	$24,603
Income tax expense	9,259	5,817	13,863	9,472
Net income	$14,543	$9,292	$22,269	$15,131

Basic earnings per share	$0.43	$0.43	$0.66	$0.70
Diluted earnings per share	$0.42	$0.42	$0.65	$0.69

Basic weighted average shares outstanding	33,699,944	21,779,379	33,635,472	21,764,976
Diluted weighted average shares outstanding	34,485,750	21,975,853	34,330,639	21,914,452

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$22,269	$15,131
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to fair value of future servicing rights, net of guaranty obligation	(49,154)	(26,365)
Gains attributable to fair value of premium and origination fees	7,619	(1,329)
Gain on sale of MSR, less prepayment of MSR	—	(9)
Provision for risk-sharing obligations	1,152	1,974
Amortization and depreciation	36,728	14,002
Originations of loans held for sale	(3,089,664)	(1,519,801)
Sales of loans to third parties	3,716,771	1,389,382
Amortization of deferred loan fees and costs	(56)	(25)
Origination fees received from loans held for investment	293	—
Stock compensation	4,704	1,709
Tax benefit from vesting of equity awards	(889)	5
Cash allowance received from landlord	—	1,301
Cash paid to settle risk-sharing obligations	(4,500)	(2,030)
Changes in:
Restricted cash and pledged securities	(8,766)	396
Servicing fees and other receivables	15,045	(357)
Derivative fair value adjustments	—	(214)
Other assets	9,372	(1,849)
Accounts payable and other accruals	(17,460)	(9,226)
Performance deposits from borrowers	707	(2,873)
Net cash provided by (used in) operating activities	$644,171	$(140,178)

Cash flows from investing activities:
Capital expenditures	$(2,100)	$(3,760)
Net increase in loans held for investment	(37,920)	(16,367)
Net cash used in investing activities	$(40,020)	$(20,127)

Cash flows from financing activities:
(Repayments) borrowings of warehouse notes payable, net	$(598,643)	$154,569
Repayments of notes payable	(4,150)	(1,800)
Proceeds from issuance of common stock	539	1
Repurchase of common stock	(1,524)	(124)
Tax benefit from vesting of equity awards	889	(5)
Net cash (used in) provided by financing activities	$(602,889)	$152,641
Net increase (decrease) in cash and cash equivalents	$1,262	$(7,664)
Cash and cash equivalents at beginning of period	65,027	53,817
Cash and cash equivalents at end of period	$66,289	$46,153

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$8,237	$2,619
Cash paid for taxes	$235	$7,345

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to the GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also originates and services loans for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management, and investment management services specializing in debt, structured debt, and equity financing for commercial real estate.

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

The results of operations for the three and six months ended June 30, 2013 reflect the impact of the Acquisition, which materially affects the comparability to the prior year.

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

Comprehensive Income—For the three and six months ended June 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

None of the loans held for investment was delinquent as of June 30, 2013 or December 31, 2012. Additionally, we have not experienced any losses or significant delinquencies related to these loans since the inception of the Program. No allowance for loan losses related to these loans was recorded as of June 30, 2013 or December 31, 2012.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale and those held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Additionally, a substantial portion of loans held for investment is match funded. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three and six months ended June 30, 2013 and 2012 are the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Warehouse interest income	$4,758	$2,978	$10,205	$5,553
Warehouse interest expense	2,998	1,904	6,822	3,542
Net warehouse interest income	$1,760	$1,074	$3,383	$2,011

Recently Issued Accounting Pronouncements—There were no accounting pronouncements issued during the second quarter of 2013 that have the potential to impact the Company. All other recently issued accounting pronouncements and their expected impact to the Company have been disclosed previously.

There have been no material changes to the accounting policies discussed in Note 2 of the Company’s 2012 Form 10-K.

The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following summarizes the Company’s goodwill activity for the three and six months ended June 30, 2013 (in thousands):

	For the three months ended,	For the six months ended,
	June 30, 2013	June 30, 2013
Beginning balance	$59,969	$59,735
Retrospective adjustments	243	477
Impairment	—	—
Ending balance	$60,212	$60,212

The Company provisionally allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed related to the Acquisition based on their estimated acquisition date fair values. A change to the provisional amounts recorded for assets acquired, identifiable intangible assets, and liabilities assumed during the measurement period affects the amount of the purchase price allocated to goodwill. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the three and six months ended June 30, 2013, the Company identified immaterial adjustments to certain of the provisional amounts recorded as shown in the table above. The adjustments were recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date.

As of June 30, 2013, the Company has completed the accounting for the Acquisition as the Company has obtained all of the information it was seeking about facts and circumstances that existed as of the acquisition date.

The following summarizes the Company’s other intangible assets, related to the Acquisition, as of June 30, 2013 (in thousands):

	As of June 30, 2013
	Gross carrying value	Accumulated amortization	Net carrying value
Mortgage pipeline intangible asset	$18,700	$(16,890)	$1,810
Mortgage servicing rights	124,629	(21,778)	102,851
	$143,329	$(38,668)	$104,661

The Company expects to amortize the remaining net carrying value of the mortgage pipeline intangible asset within the next 12 months. However, the timing of the actual amortization may vary from this estimate. The expected amortization of Mortgage Servicing Rights (MSRs), which includes the MSRs acquired from CWCapital shown above, is disclosed in Note 5.

NOTE 4—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consisted of the following activity for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Contractual loan origination related fees, net	$34,593	$17,092	$56,853	$27,371
Fair value of expected future cash flows from servicing recognized at commitment	29,946	18,083	51,817	28,167
Fair value of expected guaranty obligation	(1,463)	(1,241)	(2,663)	(1,802)
Total gains from mortgage banking activities	$63,076	$33,934	$106,007	$53,736

The origination fees shown in the table above are net of co-broker fees of $8.6 million and $4.7 million for the three months ended June 30, 2013 and 2012, respectively, and $11.9 million and $8.2 million for the six months ended June 30, 2013 and 2012, respectively.

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

The fair value of the MSRs was $396.3 million and $350.5 million at June 30, 2013 and December 31, 2012, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at June 30, 2013, is a decrease in the fair value of $13.1 million.

The impact of a 200 basis point increase in the discount rate at June 30, 2013, is a decrease in the fair value of $25.2 million.

Activity related to capitalized MSRs for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Beginning balance	$336,397	$142,621	$315,524	$137,079
Additions, following the sale of loan	23,502	13,837	62,295	26,864
Amortization	(15,838)	(6,701)	(30,943)	(13,051)
Pre-payments and write-offs	(2,291)	(224)	(5,106)	(1,359)
Ending balance	$341,770	$149,533	$341,770	$149,533

The expected amortization of MSR balances recorded as of June 30, 2013 is shown in the table below (in thousands). Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
	Amortization	Amortization	Amortization
Six Months Ending December 31,
2013	$21,390	$10,043	$31,433
Year Ending December 31,
2014	40,381	19,038	59,419
2015	35,266	17,662	52,928
2016	32,387	16,298	48,685
2017	29,309	14,323	43,632
2018	25,167	10,405	35,572
Thereafter	55,019	15,082	70,101
Total	$238,919	$102,851	$341,770

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

A summary of our guaranty obligation for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$22,352	$10,447	$21,155	$9,921
Guaranty obligation recognized, following the sale of loan	1,271	785	3,425	1,787
Amortization of guaranty obligation	(888)	(486)	(1,845)	(962)
Ending balance	$22,735	$10,746	$22,735	$10,746

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. A summary of our allowance for risk-sharing for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$16,071	$14,522	$15,670	$14,917
Provision for risk sharing obligations	751	750	1,152	1,974
Write-offs (1)	(4,500)	(1,643)	(4,500)	(3,262)
Ending balance	$12,322	$13,629	$12,322	$13,629

(1) Represents the write-off of the allowance for risk-sharing obligations upon final settlement of the loss sharing amount with Fannie Mae.

As of June 30, 2013, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $2.9 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 7—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $37.9 billion as of June 30, 2013 compared to $17.6 billion as of June 30, 2012.

NOTE 8—WAREHOUSE NOTES PAYABLE

The maximum borrowing amounts and outstanding balances under the warehouse notes payable as of June 30, 2013 were as follows (in thousands):

	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Committed warehouse facility #1	$575,000	$122,555	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #2	650,000	215,554	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #3	35,000	11,903	Average 30-day LIBOR plus 2.50%
Committed warehouse facility #4	50,000	23,552	Average 30-day LIBOR plus 2.50%
Fannie Mae Repurchase agreement, uncommited line and open maturity	500,000	112,332	Average 30-day LIBOR plus 1.15%
Total	$1,810,000	$485,896

On April 12, 2013, the Company executed an amendment to the warehousing agreement related to warehouse facility #1, reducing the interest rate under the line to 30-day LIBOR plus 165 basis points. No other material modifications were made to the agreement. On June 13, 2013, the Company executed an amendment to the warehousing agreement related to warehouse facility #1, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points effective June 1, 2013. No other material modifications were made to the agreement.

On April 2, 2013, the Company executed an amendment to the warehouse agreement related to warehouse facility #2, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. No other material modifications were made to the agreement.  On June 25, 2013 the Company executed an amendment to and restatement of the warehouse agreement related to warehouse facility #2. The amendment and restatement, among other things, increased the limit to $650 million from $450 million and extended the maturity date from September 3, 2013 to June 24, 2014.

On July 19, 2013, the Company executed an amendment to the warehouse agreement related to warehouse facility #3, extending the maturity date from July 21, 2013 to September 19, 2013. No other material modifications were made to the agreement.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	Period End
June 30, 2013
Assets
Loans held for sale	$—	$443,279	$—	$443,279
Pledged securities	39,974	—	—	39,974
Derivative assets	—	—	39,651	39,651
Total	$39,974	$443,279	$39,651	$522,904

Liabilities
Derivative liabilities	$—	$—	$5,315	$5,315
Total	$—	$—	$5,315	$5,315

December 31, 2012
Assets
Loans held for sale	$—	$1,101,561	$—	$1,101,561
Pledged securities	33,481	—	—	33,481
Derivative assets	—	—	21,258	21,258
Total	$33,481	$1,101,561	$21,258	$1,156,300

Liabilities
Derivative liabilities	$—	$—	$867	$867
Total	$—	$—	$867	$867

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2013 and 2012.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs: Derivative Instruments
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivative assets and liabilities, net
Beginning balance	$4,370	$9,502	$20,391	$5,415
Settlements	(33,110)	(35,834)	(92,062)	(51,549)
Realized gains recorded in earnings (1)	28,740	26,332	71,671	46,134
Unrealized gains recorded in earnings (1)	34,336	7,602	34,336	7,602
Ending balance	$34,336	$7,602	$34,336	$7,602

(1) Realized and unrealized gains from derivatives are recognized in the gains from mortgage banking activities line item in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities (in thousands):

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$39,651	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	5,315	Discounted cash flow	Counterparty credit risk	—

(1)         Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of June 30, 2013, and December 31, 2012, are presented below (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$66,289	$66,289	$65,027	$65,027
Restricted cash	9,403	9,403	7,130	7,130
Pledged securities	39,974	39,974	33,481	33,481
Loans held for sale	443,279	443,279	1,101,561	1,101,561
Loans held for investment	47,151	47,420	9,468	9,500
Derivative assets	39,651	39,651	21,258	21,258
Total financial assets	$645,747	$646,016	$1,237,925	$1,237,957

Financial Liabilities:
Derivative liabilities	$5,315	$5,315	$867	$867
Warehouse notes payable	485,896	485,896	1,084,539	1,084,539
Notes payable	76,775	76,775	80,925	80,925
Total financial liabilities	$567,986	$567,986	$1,166,331	$1,166,331

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

•      the expected net cash flows associated with servicing the loan (Level 2);

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

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon securitization of the loan. The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques described previously for mortgage servicing rights.

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

	Fair Value Adjustment Components				Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total			Adjustment
	Principal	Gain (Loss)	Movement	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Effect	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2013
Rate lock commitments	$450,118	$17,024	$(15,149)	$1,875	$6,851	$(4,976)	$—
Forward sale contracts	900,720	—	32,561	32,561	32,800	(339)	—
Loans held for sale	450,602	10,089	(17,412)	(7,323)	—	—	(7,323)
Total		$27,113	$—	$27,113	$39,651	$(5,315)	$(7,323)

December 31, 2012
Rate lock commitments	$302,373	$11,953	$(1,194)	$10,759	$10,759	$—	$—
Forward sale contracts	1,380,235	—	9,756	9,756	10,499	(867)	—
Loans held for sale	1,077,862	32,261	(8,562)	23,699	—	—	23,699
Total		$44,214	$—	$44,214	$21,258	$(867)	$23,699

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. On March 29, 2013, Fannie Mae announced changes to the DUS Capital Standards that are retroactive to January 1, 2013. These changes are as follows:

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

•                        Restricted liquidity held as collateral in the form of US Treasuries will experience a collateral reduction increasing from 0% to 3%, the discount on US Federal Agency Securities will increase from 3% to 4%, and the discount on money market funds holding US Treasuries will increase from 0% to 5%. As of June 30, 2013, the Company held all of its restricted liquidity in money market funds holding US Treasuries.

The Company is in compliance with the June 30, 2013 revised collateral requirements as outlined above. As of June 30, 2013, modified reserve requirements for the June 30, 2013 DUS loan portfolio will require the Company to fund $46.8 million in additional restricted liquidity over the next 48 months. Fannie Mae will reassess the DUS Capital Standards on or before June 30, 2014. The Company generates sufficient cash flow from its operations to meet these new capital standards and does not expect these changes to have a material impact on its future operations; however, future changes to collateral requirements may adversely impact the Company.

Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of June 30, 2013.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2013. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2013, the net worth requirement was $89.1 million and the Company’s net worth was $215.0 million, as defined. As of June 30, 2013, the Company was required to maintain at least $16.7 million of liquid assets to meet our operational liquidity requirements, as defined in the agreements, for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of June 30, 2013, the Company had operational liquidity of $62.2 million.

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

A two-week jury trial was held in July 2013.  In the course of the trial, all but two of Capital Funding’s claims were dismissed.  The jury awarded Capital Funding (i) a $1.75 million judgment against all defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”), Column’s parent, on Capital Funding’s unjust enrichment claim.  Because the two claims cover the same facts, Capital Funding agreed it can only collect on one of the judgments, and it has elected to collect only the $10.4 million judgment against Credit Suisse, and the Company should have no exposure.  Final judgment has not yet been entered.  The Court will entertain post-trial arguments on August 13, 2013, which could result in changes to the judgments, and the judgments are subject to possible appeal.  The Company believes that Column’s indemnification fully covers the judgment.

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

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding used to calculate basic earnings per share	33,699,944	21,779,379	33,635,472	21,764,976

Dilutive securities
Unvested restricted shares	785,806	196,474	695,167	149,476
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	34,485,750	21,975,853	34,330,639	21,914,452

The assumed proceeds used in the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Average options issued under the 2010 Equity Incentive Plan to purchase 63,667 and 214,987 shares of common stock were outstanding during the three months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. During the three months ended June 30, 2013 and 2012, 0 and 219,259 average restricted shares were outstanding, respectively, but were not included in the computation of dilutive earnings per share because the effect would have been anti-dilutive.

Average options issued under the 2010 Equity Incentive Plan to purchase 100,196 and 214,987 shares of common stock were outstanding during the six months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. During the six months ended June 30, 2013 and 2012, 0 and 219,259 average restricted shares were outstanding, respectively, but were not included in the computation of dilutive earnings per share because the effect would have been anti-dilutive.

NOTE 12—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2012	33,567,730	$336	$236,823	$116,017	$353,176
Net income	—	—	—	22,269	22,269
Issuance of common shares in connection with equity incentive plans	310,066	2	537	—	539
Repurchase and retirement of common stock	(82,928)	—	(1,524)	—	(1,524)
Stock-based compensation	—	—	4,704	—	4,704
Tax benefit from vesting of restricted shares	—	—	889	—	889
Balances at June 30, 2013	33,794,868	$338	$241,429	$138,286	$380,053

NOTE 13—TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2013, the Company was not a party to any material transactions with related parties.

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

•                  the future funding level of HUD, including whether such funding level will be sufficient to support future firm commitment requests, and its impact on our business;

•                  changes to the interest rate environment and its impact on our business

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

We fund loans for GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed, and we retain the right to service all of these loans.

We recognize gains from mortgage banking activities when we commit to both make a loan to a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net future cash flows associated with the servicing of loans, net of any guaranty obligations retained. We also generate revenue from net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities.

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

We are currently not exposed to interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. The pair off fee is typically less than the deposit we collect from the borrower. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from any failure to close by an investor. We have experienced only two failed deliveries in our history and have not incurred any loss.

In cases where we do not fund the loan, we act as a loan broker and retain the right to service some of the loans. Our originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers’ needs. These loans are then funded directly by the institutional lender and we receive an origination fee for placing the loan and a servicing fee for any loans we service.

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We occasionally request modified risk-sharing based on the size of the loan. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Our current credit management policy is to cap each loan balance subject to full risk-sharing at $60 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60 million in order to limit our maximum loss exposure on any one loan to $12 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we may on occasion elect to originate a loan with full risk sharing even when the loan balance is greater than $60 million if we believe the loan characteristics support such an approach.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

We offer an interim loan program offering floating-rate debt, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Program”). We closed our first loans under the Program in 2012. We underwrite all loans originated through the Program. During the time that they are outstanding, we assume the full risk of loss on the loans.  In addition, we service and asset-manage loans originated through the Program, with the ultimate goal of providing permanent financing on the properties. As of June 30, 2013, none of the loans in the Program is delinquent. Additionally, we have not incurred a loss on any loans originated under the Program.

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

The MSR and associated guaranty obligation are amortized into expense over the estimated life of the loan. The MSR is amortized in proportion to, and over the period, that net servicing income is expected to be received. The guaranty obligation is amortized evenly over the term of the loan. If a loan defaults and is not expected to become current or pays off prior to the estimated life, the net unamortized MSR and guaranty obligation balances are written off to expense.

We carry the MSRs at the lower of amortized value or fair value and evaluate the carrying value quarterly. We engage a third party to assist in valuing our MSRs on a semi-annual basis.

Allowance for Risk-Sharing Obligations.    The amount of the allowance considers our assessment of the likelihood of payment by the borrower or key principal(s), the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor our risk-sharing obligations on all at-risk loans and update loss estimates as current information is received.

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

Overview of Current Business Environment

In 2013, U.S. multifamily and commercial real estate market fundamentals have continued their improvement following the macroeconomic instability experienced in recent years. Occupancy rates and effective rents appear to have increased based upon strengthening rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Additionally, the loans related to many multifamily and commercial real estate properties are scheduled to mature within the next three to four years, providing a natural pool of lending opportunities. For the last several years, the U.S. mortgage market has experienced historically low rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. However, during 2013, the U.S. mortgage market has begun to experience a rising interest rate environment as the overall economy has demonstrated some sustained signs of improvement and as the markets anticipate the Federal Reserve’s reducing its quantitative easing activities. This environment and the uncertainty it has generated have caused some borrowers to delay or reconsider refinancing their loans.

Additionally, the scope, extent and timing of GSE reform continue to be uncertain. Although we cannot predict what actions Congress or other governmental agencies may take affecting the GSEs and/or HUD, we expect some regulatory change is likely. In March 2013, the GSEs’ regulator, the Federal Housing Finance Agency (“FHFA”), communicated a goal to reduce multifamily origination volumes 10 percent from 2012 levels. Additionally, in April 2013, HUD announced that the allocation from the Federal government to fund multifamily originations may be insufficient to meet all requests through the end of its fiscal year (September 30, 2013) if volumes for the first half of its fiscal year continued through the second half of the fiscal year. In June 2013, HUD announced that at the then current commitment rate, HUD will not have sufficient commitment authority for all of the loan applications in its pipeline and that it would begin prioritizing the use of commitment authority. Uncertainty remains about the impact that these actions and announcements will have on the volume of loans we originate in the future. As noted in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), we continue to explore channels to diversify our revenue streams to limit the impact of such events on our ability to do business and meet our customers’ needs.

Finally, the passage of Dodd-Frank also introduced complex, comprehensive legislation into the financial and real estate industries, which will have far reaching effects on the industry and its participants. While we are not a banking institution, there is uncertainty as to how, in the coming years, Dodd-Frank may affect us or our competitors.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2013 and 2012. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, and general economic conditions. The results of operations for the three and six months ended June 30, 2013 reflect the impact of the Acquisition, which materially affects the comparability to the prior year. Additionally, the aforementioned actions of the FHFA, and any actions it may take in the future, and the Federal government’s allocation of funds to HUD could affect our future originations and results of operations. The impact, if any, is difficult to predict. We continue to diversify our product offerings to meet the demands of our customers and to limit the potential impact of the actions of the FHFA and Federal government. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Origination Data:
Origination Volumes by Investor
Fannie Mae	$771,766	$610,139	$1,534,739	$878,040
Freddie Mac	615,783	223,291	1,130,378	307,808
Ginnie Mae - HUD	413,719	97,317	561,152	209,920
Other (1)	758,146	406,235	1,064,497	615,670
Total	$2,559,414	$1,336,982	$4,290,766	$2,011,438

Key Metrics (as a percentage of total revenues):
Personnel expenses	41%	37%	41%	36%
Other operating expenses	11%	14%	12%	14%
Total expenses	74%	68%	77%	70%
Adjusted total expenses (2)	72%	68%	76%	70%
Operating margin	26%	32%	23%	30%
Adjusted operating margin (2)	28%	32%	24%	30%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.35%	1.28%	1.32%	1.36%
Fair value of MSRs created, net	1.11%	1.26%	1.15%	1.31%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (3)	1.58%	1.81%	1.52%	1.89%

	As of June 30,
	2013	2012
Servicing Portfolio by Type:
Fannie Mae	$19,541,380	$10,618,195
Freddie Mac	10,017,202	3,395,683
Ginnie Mae - HUD	4,650,472	1,578,227
Other (1)	3,676,216	1,970,727
Total	$37,885,270	$17,562,832

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.24%	0.23%

(1) Commercial mortgage backed securities, life insurance companies, commercial banks, and interim loan program originations.

(2) This is a non-GAAP financial measure

(3) The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligation retained, as a percentage of GSE and HUD volume reflects revenue recognized, as a percentage of loan origination volume, on those loans which the Company will record an MSR upon sale of the loan. No MSRs are recorded for “Other” originations or interim loan program originations.

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, we present the following non-GAAP financial measures:

•                  Adjusted net income;

•                  Adjusted diluted earnings per share;

•                  Adjusted total expenses;

•                  Adjusted income from operations; and

•                  Adjusted operating margin.

These supplemental measures exclude acquisition and integration costs specifically related to the CWCapital acquisition, and amortization of customer contracts and other intangible assets acquired from CWCapital.  We believe that these non-GAAP measures facilitate a review of the comparability of our operating performance on a period-to-period basis because such costs are not, in our view, related to the Company’s ongoing operational performance. We use non-GAAP measures to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors.

These non-GAAP measures are not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. We believe that these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures.

Adjusted net income, adjusted diluted earnings per share, adjusted income from operations, adjusted operating margin, and adjusted total expenses are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted Net Income and Adjusted Diluted
Earnings Per Share
GAAP net income	$14,543	$9,292	$22,269	$15,131
Shares (1)	34,486	21,976	34,331	21,914
GAAP diluted earnings per share	$0.42	$0.42	$0.65	$0.69

GAAP net income	$14,543	$9,292	$22,269	$15,131
Adjustments:
Amortization of intangibles	430	—	1,709	—
Lease modification	825	—	825	—
Income tax impact of adjustments	(488)	—	(986)	—
Adjusted net income	$15,310	$9,292	$23,817	$15,131
Shares (1)	34,486	21,976	34,331	21,914
Adjusted diluted earnings per share	$0.44	$0.42	$0.69	$0.69

Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and
Adjusted Operating Margin
GAAP income from operations	$23,802	$15,109	$36,132	$24,603
Total revenues	90,734	46,720	159,919	81,122
GAAP operating margin	26%	32%	23%	30%

GAAP income from operations	$23,802	$15,109	$36,132	$24,603
Adjustments:
Amortization of intangibles	430	—	1,709	—
Lease modification	825	—	825	—
Adjusted income from operations	$25,057	$15,109	$38,666	$24,603
Total revenues	90,734	46,720	159,919	81,122
Adjusted operating margin	28%	32%	24%	30%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$66,932	$31,611	$123,787	$56,519
Adjustments:
Amortization of intangibles	430	—	1,709	—
Lease modification	825	—	825	—
Adjusted total expenses	$65,677	$31,611	$121,253	$56,519

(1): Diluted weighted average shares outstanding.

Overview

Our consolidated income from operations was $23.8 million for the three months ended June 30, 2013 compared to $15.1 million for the three months ended June 30, 2012, a 58% increase. Our consolidated income from operations was $36.1 million for the six months ended June 30, 2013 compared to $24.6 million for the six months ended June 30, 2012, a 47% increase.  Our total revenues were $90.7 million for the three months ended June 30, 2013 compared to $46.7 million for the three months ended June 30, 2012, a 94% increase. For the six months ended June 30, 2013, our total revenues were $159.9 million compared to $81.1 million for the same period in 2012, a 97% increase.  Our total expenses were $66.9 million for the three months ended June 30, 2013 compared to $31.6 million for the three months ended June 30, 2012, a 112% increase. During the six months ended June 30, 2013, our total expenses were $123.8 million compared to $56.5 million for the same period in 2012, a 119% increase.  Our operating margins were 26% and 23% for the three and six months ended June 30, 2013, respectively, compared to 32% and 30% for the three and six months ended June 30, 2012, respectively.  The increase in revenues was primarily attributable to significantly higher overall origination volumes due to the Acquisition and organic growth.  The higher overall origination volume led to significantly higher gains from mortgage banking activities and servicing fees for the three and six months ended June 30, 2013 compared to the same periods in 2012. In addition, we experienced increases in net warehouse interest income, escrow earnings, and other interest income for the three and six months ended June 30, 2013 compared to the same periods in 2012. The growth in expenses was primarily attributable to increases in compensation costs as a result of the organic growth of the Company and the Acquisition, amortization and depreciation due to an increase in the MSR portfolio resulting from organic growth and the Acquisition, and other operating expenses.

Our net income was $14.5 million and $22.3 million for the three and six months ended June 30, 2013, compared to $9.3 million and $15.1 million for the three and six months ended June 30, 2012, increases of 57% and 47%, respectively.

Revenues

Gains From Mortgage Banking Activities.  Gains from mortgage banking activities were $63.1 million for the three months ended June 30, 2013, compared to $33.9 million for the three months ended June 30, 2012, an 86% increase. For the six months ended June 30, 2013, gains from mortgage banking activities were $106.0 million, compared to $53.7 million for the same period in 2012, a 97% increase.  Gains reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. The increases are primarily attributable to the increases in the volume of loans originated year over year due to organic growth and the Acquisition.

Origination volumes increased to $2.6 billion for the three months ended June 30, 2013 from $1.3 billion for the three months ended June 30, 2012, a 91% increase. In addition to the increase in revenue due to loan origination volumes, we achieved a slightly higher loan origination fee rate for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. These increases were partially offset by a decrease in the average fair value of the expected net cash flows associated with servicing the loan as a percentage of loan origination volume. The primary contributor to this decrease was the change in the mix of our origination volumes from 2012 to 2013.

Origination volumes increased to $4.3 billion for the six months ended June 30, 2013 from $2.0 billion for the six months ended June 30, 2012, a 113% increase. The increase in revenue due to loan origination volumes was partially offset by a decline in the loan origination fee rate and in the average fair value of the expected net cash flows associated with servicing the loan as a percentage of loan origination volume for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The change in the mix of our origination volumes from 2012 to 2013 was the primary contributor to these decreases.

Servicing Fees.  Servicing fees were $22.4 million for the three months ended June 30, 2013 compared to $9.8 million for the three months ended June 30, 2012, a 128% increase. For the six months ended June 30, 2013, servicing fees were $43.5 million, compared to $19.2 million for the same period in 2012, a 127% increase.  The increases were primarily attributable to increases in the servicing portfolio and the weighted-average servicing fee rate. The average servicing portfolio for the three months ended June 30, 2013 was $37.3 billion compared to $17.2 billion for the three months ended June 30, 2012. The average servicing portfolio for the six months ended June 30, 2013 was $36.7 billion compared to $17.0 billion for the six months ended June 30, 2012. The weighted average servicing fee rate increased from 22.9 basis points for the three months ended June 30, 2012 to 24.0 basis points for the three months ended June 30, 2013. The weighted average servicing fee rate increased from 22.6 basis points for the six months ended June 30, 2012 to 23.7 basis points for the six months ended June 30, 2013.

Net Warehouse Interest Income.  Net warehouse interest income was $1.8 million and $3.4 million for the three and six months ended June 30, 2013 compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2012, a 64% and 68% increase, respectively. The increase related to the three month period is primarily attributable to a 70% increase in the average outstanding warehouse balance. The increase related to the six month period is attributable to a 146% increase in the average outstanding warehouse balance, partially offset by (i) a decrease of 25 basis points in the average net spread between the loan coupon rate and the cost of warehouse financing and (ii) a $0.5 million increase in warehouse-related fees year over year. Warehouse-related fees primarily consist of commitment and usage fees. The components of net warehouse interest income are (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Warehouse interest income	$4,758	$2,978	$10,205	$5,553
Warehouse interest expense	2,998	1,904	6,822	3,542
Warehouse interest income, net	$1,760	$1,074	$3,383	$2,011

Escrow Earnings and Other Interest Income.  Escrow earnings and other interest income was $0.9 million for the three months ended June 30, 2013 compared to $0.5 million for the three months ended June 30, 2012, a 74% increase.  During the six months ended June 30, 2013, escrow earnings and other interest income was $1.9 million, compared to $1.1 million for the same period in 2012, a 75% increase.  The increases for both the three and six month periods were primarily attributable to increases in escrow earnings rates on servicing portfolio escrow balances, as well as increases in our average escrow balances held.

Other.  Other income was $2.6 million and $5.2 million for the three and six months ended June 30, 2013, compared to $1.4 million and $5.1 million for the three and six months ended June 30, 2012.  The increase for the three month period was primarily attributable to an increase in assumption fees of $0.6 million and an increase in prepayment penalty fees of $0.2 million.

Expenses

Personnel.  Personnel expense was $37.3 million for the three months ended June 30, 2013, compared to $17.4 million for the three months ended June 30, 2012, a 115% increase. For the six months ended June 30, 2013, personnel expense was $65.6 million, compared to $29.0 million for the same period in 2012, a 126% increase.  The increases for the three and six month periods were primarily attributable to increases in loan origination related fees on which the resulting loan originator commissions are based, as well as increases in compensation expense as the Company invested in its loan origination platform through the addition and retention of origination teams, 14 new regional offices, and 233 full time employees since June 30, 2012.

Amortization and Depreciation.  Amortization and depreciation expense was $17.7 million for the three months ended June 30, 2013, compared to $6.7 million for the three months ended June 30, 2012, a 164% increase.  For the six months ended June 30, 2013, amortization and depreciation expense was $35.0 million, compared to $14.0 million for the same period in 2012, a 150% increase.  The increases for the three and six month periods were primarily attributable to the increases in loan origination activity and resulting growth in the capitalization of MSRs and the addition of $124.6 million of MSRs from the Acquisition, all of which are subsequently amortized.

Amortization of Intangible Assets. The increase was attributable to amortization expense of $0.4 million and $1.7 million for the three and six months ended June 30, 2013 related to the amortization of intangible assets recognized upon closing the Acquisition, for which there was no comparable expense in the prior year.

Provision for Risk-Sharing Obligations.  The provision for risk-sharing obligations was $0.8 million for the three months ended June 30, 2013 and the three months ended June 30, 2012. For the six months ended June 30, 2013, the provision for risk-sharing obligations was $1.2 million, compared to $2.0 million for the same period in 2012, a 42% decrease.  The decrease is primarily attributable to fewer defaulted loans during the six months ended June 30, 2013 than during the six months ended June 30, 2012. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

Interest Expense on Corporate Debt.  The interest expense on corporate debt was $0.9 million for the three months ended June 30, 2013, compared to $0.2 million for the three months ended June 30, 2012, a 434% increase.  This increase was primarily attributable to a 251% increase in the average corporate debt outstanding and a 125 basis point increase in the spread paid on the debt.  During the six months ended June 30, 2013, interest expense on corporate debt was $1.8 million, compared to $0.3 million for the same period in 2012, a 455% increase.  This increase was primarily attributable to a 250% increase in the average corporate debt outstanding and a 125 basis point increase in the spread paid on the debt.

Other Operating Expenses.  Other operating expenses were $9.8 million for the three months ended June 30, 2013, compared to $6.6 million for the three months ended June 30, 2012, a 49% increase.  For the six months ended June 30, 2013, other operating expenses were $18.5 million, compared to $11.2 million for the same period a year ago, a 65% increase.  The increases were primarily attributable to increases in office expenses and travel and entertainment expenses. Office expenses increased due to increased rent from the expansion of our corporate headquarters and the addition of several regional offices.  Travel and entertainment expenses increased due to the increased headcount and the growth of the Company and operations, including growth from the Acquisition.

Income Tax Expense.   Income tax expense for the three and six months ended June 30, 2013 was $9.3 million and $13.9 million, respectively.  Income tax expense for the three and six months ended June 30, 2012 was $5.8 million and $9.5 million, respectively.  The increases in income tax expense for the three and six month periods were due to increases in income from operations. For the six months ended June 30, 2013, the increase due to the increase in income from operations was slightly offset by refunds received from various taxing jurisdictions.

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

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Our unrestricted cash balance was $66.3 million and $46.2 million as of June 30, 2013, and June 30, 2012, respectively, a $20.1 million increase.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash provided by operating activities was $644.2 million for the six months ended June 30, 2013 compared to cash used in operating activities of $140.2 million for the six months ended June 30, 2012.  The increase in cash flows provided by operations for the six months ended June 30, 2013 is primarily attributable to the receipt of $627.1 million for the funding of loan originations, net of sales of loans to third parties during the six months ended June 30, 2013 compared to the net use of $130.4 million from funding loan originations, net of sales to third parties during the six months ended June 30, 2012.  Excluding cash provided by and used for the sale and purchase of loans, cash flows provided by operations was $17.1 million for the six months ended June 30, 2013 compared to cash flows used in operations of $9.8 million for the six months ended June 30, 2012.

We invested $40.0 million and $20.1 million for the six months ended June 30, 2013, and 2012, respectively, a $19.9 million increase from 2012 to 2013. The increase is primarily attributable to the investment of $37.9 million in loans held for investment during the six months ended June 30, 2013 compared to $16.4 million during the six months ended June 30, 2012.

Cash used in financing activities was $602.9 million for the six months ended June 30, 2013 compared to $152.6 million cash provided by financing activities for the six months ended June 30, 2012. This decrease was primarily attributable to the increased repayments of warehouse notes payable and the increased repayments of notes payable.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2013. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2013, the net worth requirement was $89.1 million and the Company’s net worth was $215.0 million, as defined. As of June 30, 2013, we were required to maintain at least $16.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2013, we had operational liquidity of $62.2 million.

Under our warehouse lines of credit and term note agreements, we are required to comply with various financial covenants. See “Sources of Liquidity.”  As of June 30, 2013, we were in compliance with all such financial covenants.

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

Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of June 30, 2013, we pledged securities of $38.7 million to collateralize our Fannie Mae DUS risk-sharing obligations.

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. On March 29, 2013, Fannie Mae announced changes to the DUS Capital Standards that are retroactive to January 1, 2013. These changes are as follows:

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

•                  Restricted liquidity held as collateral in the form of US Treasuries will experience a collateral reduction increasing from 0% to 3%, the discount on US Federal Agency Securities will increase from 3% to 4%, and the discount on money market funds holding US Treasuries will increase from 0% to 5%. As of June 30, 2013, the Company held all of its restricted liquidity in money market funds holding US Treasuries.

We were in compliance with the Fannie Mae June 30, 2013 collateral requirements. Additionally, we were in compliance with the June 30, 2013 liquidity requirements of Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of June 30, 2013, modified reserve requirements for the June 30, 2013 DUS loan portfolio will require the Company to fund $46.8 million in additional restricted liquidity over the next 48 months.

Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs and to assist in funding interim loans, we have five warehouse facilities that we use to fund substantially all of our loan originations. As of June 30, 2013, we had four committed warehouse lines of credit in the aggregate amount of $1.3 billion with certain national banks and a $500.0 million uncommitted facility with Fannie Mae.  Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Warehouse Facility #1:

On September 4, 2012, contemporaneous with the closing of the Acquisition, we entered into the Warehousing Credit and Security Agreement with a national bank for a committed warehouse line that matures on September 3, 2013. The commitment under the warehouse line was $575.0 million as of June 30, 2013. The Warehousing Credit and Security Agreement provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus a spread. On April 12, 2013, we executed an amendment to the Warehousing Credit and Security Agreement, reducing the interest rate under the line to 30-day LIBOR plus 165 basis points. No other material modifications were made to the agreement.  On June 13, 2013, the Company executed an amendment to the Warehousing Credit and Security Agreement, further reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. No other material modifications were made to the agreement.

As of June 30, 2013, we had $122.6 million of borrowings outstanding under this line with a corresponding principal amount of loans held for sale.

Warehouse Facility #2:

On September 4, 2012, contemporaneous with the closing of the Acquisition, we amended our $350.0 million committed warehouse agreement that was scheduled to mature on February 28, 2013. The committed warehouse facility provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. The amendment, among other things, extended the maturity date to September 3, 2013, reduced the rate for borrowing from the average 30-day LIBOR plus 185 basis points to the average 30-day LIBOR plus 175 basis points.  On January 25, 2013, we entered into an amendment to increase the borrowing capacity from $350.0 million to $450.0 million. No other material modifications were included in the amendment.  On April 2, 2013, we executed an amendment to the warehouse agreement, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. No other material modifications were made to the agreement.

On June 25, 2013 we executed an amendment to and restatement of the warehouse agreement related to the warehouse facility. The amendment and restatement, among other things, increased the limit to $650 million from $450 million and extended the maturity date from September 3, 2013 to June 24, 2014.

As of June 30, 2013, we had $215.6 million of borrowings outstanding under this line with a corresponding principal amount of loans held for sale.

Warehouse Facility #3:

We have a $35.0 million committed warehouse line agreement that was scheduled to mature on July 21, 2013, subject to one year extensions at the lenders’ discretion. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to us. On July 19, 2013, we executed an amendment to the warehouse agreement related to this warehouse facility, extending the maturity date from July 21, 2013 to September 19, 2013. No other material modifications were made to the agreement. As of June 30, 2013, there were $11.9 million of borrowings outstanding under this line with two corresponding loans classified as held for investment.

Warehouse Facility #4:

On October 5, 2012, we closed a $50.0 million committed warehouse line agreement that matures on October 4, 2013.  The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  As of June 30, 2013, there were $23.6 million of borrowings outstanding under this line with two corresponding loans classified as held for investment.

Uncommitted Warehouse Facility:

We have a $500.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at the average 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. As of June 30, 2013, we had $112.3 million of borrowings outstanding under this program with a corresponding principal amount of loans held for sale. There is no expiration date for this facility.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of June 30, 2013, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our current loan origination needs.

Debt Obligations

On September 4, 2012, and substantially contemporaneous with the closing of the Acquisition, we entered into a senior secured term loan credit agreement (the “Credit Agreement”). The Credit Agreement provides for an $83.0 million term loan (the “Term Loan”). At June 30, 2013, there were $76.8 million of borrowings outstanding under the Credit Agreement.

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

All of the notes payable, including the warehouse facilities, are senior obligations of the Company.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Key Credit Metrics
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	$12,725,049	$7,286,612	$12,725,049	$7,286,612
Fannie Mae Modified Risk	4,282,776	2,214,869	4,282,776	2,214,869
Fannie Mae No Risk	2,533,555	1,116,714	2,533,555	1,116,714
Total Fannie Mae	$19,541,380	$10,618,195	$19,541,380	$10,618,195
Freddie Mac servicing portfolio:
Freddie Mac Modified Risk	$68,790	$—	$68,790	$—
Freddie Mac No Risk	9,948,412	3,395,683	9,948,412	3,395,683
Total Freddie Mac	$10,017,202	$3,395,683	$10,017,202	$3,395,683
GNMA/HUD servicing portfolio:
GNMA/HUD Full Risk	$4,926	$—	$4,926	$—
GNMA/HUD No Risk	4,645,546	1,578,227	4,645,546	1,578,227
Total GNMA/HUD	$4,650,472	$1,578,227	$4,650,472	$1,578,227

Interim loans (full risk) servicing portfolio	$47,420	$16,500	$47,420	$16,500

Capital markets servicing portfolio	$3,628,796	$1,954,227	$3,628,796	$1,954,227

Total servicing portfolio unpaid principal balance	$37,885,270	$17,562,832	$37,885,270	$17,562,832

At risk servicing portfolio (1)	$14,624,757	$8,269,204	$14,624,757	$8,269,204
60+ Day delinquencies, within at risk portfolio	9,115	4,008	9,115	4,008
At risk loan balances associated with allowance for risk-sharing obligations	$112,958	$133,070	$112,958	$133,070

Allowance for risk-sharing obligations:
Beginning balance	$16,071	$14,522	$15,670	$14,917
Provision for risk-sharing obligations	751	750	1,152	1,974
Net write-offs (2)	(4,500)	(1,643)	(4,500)	(3,262)
Ending balance	$12,322	$13,629	$12,322	$13,629

60+ Day delinquencies as a percentage of the at risk portfolio	0.06%	0.05%	0.06%	0.05%
Provision for risk-sharing as a percentage of the at risk portfolio	0.01%	0.01%	0.01%	0.02%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.08%	0.16%	0.08%	0.16%
Net write-offs as a percentage of the at risk portfolio	0.03%	0.02%	0.03%	0.04%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	10.91%	10.24%	10.91%	10.24%

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

For example, a $15 million loan with 50% risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk-sharing. Accordingly, if the $15 million loan with 50% risk-sharing was to default, the Company would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, all but three of the Company’s risk-sharing obligations that we have settled have been from full risk-sharing loans.

(2)         Represents the write-off of the allowance for risk-sharing obligations upon final settlement of the loss sharing amount with Fannie Mae.

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

We occasionally request modified risk-sharing based on the size of the loan. Our current credit management policy is to cap the loan balance subject to full risk-sharing at $60 million. Accordingly, we currently generally elect to use modified risk-sharing for loans of more than $60 million in order to limit our maximum loss on any loan to $12 million. However, we may on occasion elect to originate a loan with full risk sharing even when the loan balance is greater than $60 million if we believe the loan characteristics support such an approach.

A provision for risk-sharing obligations is recorded, and the allowance for risk-sharing obligations is increased, when it is probable that we have incurred risk-sharing obligations. The provisions historically have been for Fannie Mae loans with full risk-sharing. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before a loan becomes 60 days delinquent. Our estimates of value are determined considering broker opinions and other sources of market value information relevant to underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

As of June 30, 2013 and 2012, $9.1 and $4.0 million, respectively, of our at-risk balances were more than 60 days delinquent. For the three months ended June 30, 2013 and 2012, our provision for risk-sharing obligations was $0.8 million, or one basis point of the at-risk balance.  For the six months ended June 30, 2013 and 2012, our provisions for risk-sharing obligations were $1.2 million and $2.0 million, respectively, or one basis point and two basis points of the at-risk balance, respectively.

As of June 30, 2013 and 2012, our allowance for risk-sharing obligations was $12.3 million and $13.6 million, respectively, or eight basis points and 16 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of June 30, 2013, we have advanced $4.2 million of principal and interest payments on the loans associated with our $12.3 million allowance. Accordingly, if the $12.3 million in estimated losses were realized at June 30, 2013, the Company would be required to fund an additional $8.1 million.

We have never been required to repurchase a loan that we have underwritten and have never incurred a loss related to a repurchased loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

There were no accounting pronouncements issued during the second quarter of 2013 that have the potential to impact the Company. All other recently issued accounting pronouncements and their expected impact to the Company have been disclosed previously.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

At the loan level, we are not currently exposed to interest rate risk during the period commencing with rate lock and ending with the closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is generally effectuated within 60 days of closing. The interest rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $2.6 million based on our outstanding warehouse balance as of June 30, 2013. Approximately $76.8 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.8 million based on our outstanding corporate debt as of June 30, 2013. Our loans held for investment and associated warehouse borrowings are based on LIBOR, and reset at the same intervals. As a result, any increase or decrease in the average 30-day LIBOR would have an equal and offsetting impact on our interim loan interest income and expense, and no impact on our annual earnings.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $13.1 million as of June 30, 2013. Our Fannie Mae and Freddie Mac servicing engagements generally provide for prepayment penalties, which we share in, in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. In our servicing contracts with institutional investors and HUD, we do not share in the prepayment penalties.  As of June 30, 2013, 82% of the servicing fees are protected from the risk of prepayment through our sharing in contractual prepayment penalties; hence, we do not hedge our servicing portfolio for prepayment risk.

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

A two-week jury trial was held in July 2013.  In the course of the trial, all but two of Capital Funding’s claims were dismissed.  The jury awarded Capital Funding (i) a $1.75 million judgment against all defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”), Column’s parent, on Capital Funding’s unjust enrichment claim.  Because the two claims cover the same facts, Capital Funding agreed it can only collect on one of the judgments, and it has elected to collect only the $10.4 million judgment against Credit Suisse, and the Company should have no exposure.  Final judgment has not yet been entered.  The Court will entertain post-trial arguments on August 13, 2013, which could result in changes to the judgments, and the judgments are subject to possible appeal.  The Company believes that Column’s indemnification fully covers the judgment.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2012 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as described below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, there have been no material changes from the disclosures provided in the 2012 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could materially and adversely affect our business.

Substantial uncertainty regarding the future of Fannie Mae and Freddie Mac remains, including the length of time for which they may continue to exist and in what form they may operate during that period.

Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities on which they provide guarantees and loans held in their investment portfolios without the direct support of the U.S. federal government, in September 2008, the Federal Housing Finance Agency (the “FHFA”) placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae and Freddie Mac by supporting the availability of mortgage financing and protecting taxpayers. The U.S. government program includes contracts between the U.S. Treasury and each of Fannie Mae and Freddie Mac that seek to ensure that each GSE maintains a positive net worth by providing for the provision of cash by the U.S. Treasury to Fannie Mae and Freddie Mac if FHFA determines that its liabilities exceed its assets. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain. Under the statute providing the framework for the GSE’s conservatorship, either or both GSEs could also be placed into receivership under certain circumstances.

In February 2011, as part of the Obama administration’s financial industry recovery proposal, the U.S. Treasury, in consultation with HUD and other government agencies, released a white paper, “Reforming America’s Housing Finance Market, A Report to Congress”, which put forth options to reform America’s housing finance market. All options involve an eventual phasing out of Fannie Mae and Freddie Mac. The proposals identified a series of short-term modifications to the current government role which are intended to attract greater private capital to the housing market, as the operations of Fannie Mae and Freddie Mac are wound down and the government’s role in the housing finance sector is reduced. The modifications to the long-term structure of the U.S. housing finance system included the following three options presented by the U.S. Treasury:

• Option 1: dramatically reduce the government’s role in insuring or guaranteeing mortgages, limiting it to Federal Housing Administration (FHA) and other programs targeted to creditworthy lower and moderate income borrowers; with the majority of mortgage financing coming from the private sector.

• Option 2: dramatically reduce the government’s role in insuring or guaranteeing mortgages, limiting it to Federal Housing Administration (FHA) and other programs targeted to creditworthy lower and moderate income borrowers; with a government backstop mechanism to ensure access to credit during a housing crisis.

• Option 3: dramatically reduce the government’s role in insuring or guaranteeing mortgages, limiting it to Federal Housing Administration (FHA) and other programs targeted to creditworthy lower and moderate income borrowers; private mortgage guarantor companies (subject to stringent oversight and capital requirements) would provide guarantees for mortgage-backed securities, with government reinsurance available for the holders of the securities.

Each of the above options assumes the continuation and possible expansion of programs operated by FHA to assist targeted borrower groups. The report also states the importance of a careful transition plan and continued financial support for Fannie Mae and Freddie Mac during any transition period.

On February 21, 2012, FHFA released A Strategic Plan for Enterprise Conservatorships: The Next Chapter in a Story that Needs an Ending, which details the strategic plan set forth by FHFA to gradually contract the GSEs’ presence in the marketplace, and specifies actions that FHFA is either taking, or planning to take, to achieve its strategic goal. The strategic plan recognizes that the GSEs’ multifamily business, in contrast to their single-family business, has remained cash flow positive during the recent housing crisis. As a result, the strategic plan states that “generating potential value for taxpayers and contracting the [GSEs’] multifamily market footprint should be approached differently from single-family, and it may be accomplished using a much different and more direct method.” To evaluate how to accomplish

FHFA’s strategic goal, as it relates to the multifamily business, the release states that each GSE will embark on a market analysis to determine the viability of its multifamily business without the benefit of government guarantees, including operating on a stand-alone basis upon attracting private capital.

On March 4, 2013, FHFA released its 2013 Conservatorship Scorecard for Fannie Mae and Freddie Mac. As part of the scorecard, FHFA directed that Fannie Mae and Freddie Mac contract their presence in the marketplace while simplifying and shrinking certain operations (by lines of business). Specifically, FHFA directed each GSE to reduce the UPB amount of new multifamily business relative to 2012 by at least ten percent by tightening underwriting, adjusting pricing, and limiting product offerings, while not increasing the proportion of the GSEs’ retained risk.

The problems faced by Fannie Mae and Freddie Mac resulting in their placement into conservatorship and their delistings from the New York Stock Exchange have stirred debate among some U.S. federal policymakers regarding the continued role of the U.S. government in providing liquidity for mortgage loans. In June 2013, legislation titled “Housing Finance Reform and Taxpayer Protection Act of 2013” was introduced in the U.S. Senate and in July 2013 legislation titled “Protecting American Taxpayers and Homeowners Act of 2013” was introduced in the U.S. House of Representatives.  While both pieces of legislation differ in many respects, both require the wind-down of the GSEs.  Additionally, future legislation may be introduced, which could require a change to the GSEs’ business charters or structure, or could nationalize or eliminate such entities entirely. We cannot predict if or when the recently introduced legislation or any future legislation may be enacted and ultimately what impacts such legislation will have on our business.

If the FHFA mandates additional reductions to the GSEs’ volumes for new multifamily originations or imposes additional restrictions on the GSEs’ multifamily business beyond 2013, the volume of loans we originate with the GSEs could be adversely impacted. These additional mandates and restrictions could have a further material impact on our financial results in future periods.

Currently, we originate a majority of our loans for sale through Fannie Mae and Freddie Mac programs. Furthermore, a substantial majority of our servicing rights are derived from loans we sell through Fannie Mae and Freddie Mac programs. Changes in the business charters, structure or existence of Fannie Mae or Freddie Mac could eliminate or substantially reduce the number of loans we originate with Fannie Mae or Freddie Mac, which would have a material adverse effect on us.

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

We also are significantly affected by the fiscal, monetary and budgetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which regulates the supply of money and credit in the United States. The Federal Reserve’s policies affect interest rates, which have a significant impact on the demand for multifamily and commercial real estate loans. Significant fluctuations in interest rates as well as protracted periods of increases or decreases in interest rates could adversely affect the operation and income of multifamily and commercial real estate properties, as well as the demand from investors for multifamily and commercial real estate debt in the secondary market. In particular, higher interest rates tend to decrease the number of loans originated. An increase in interest rates could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. Budgetary policies also impact our ability to originate loans, particularly if it has a negative impact on the ability of GSEs and HUD to do business with us.  Changes in fiscal, monetary and budgetary policies are beyond our control, are difficult to predict and could materially and adversely affect us. In particular, the continuing Congressional budget impasse has had and may continue to have a negative impact on our HUD originations.  For example, in April of 2013, HUD announced that the allocation from the Federal government to fund multifamily originations may be insufficient to meet all requests through the end of its fiscal year if volumes for the first half of its fiscal year continued through the second half of the fiscal year. Additionally, on June 28, 2013, HUD announced that at the then current commitment rate, HUD will not have sufficient commitment authority for all of the loan applications in its pipeline, and that as a result it began prioritizing the use of its commitment authority. We cannot predict when and how the budget impasse will be resolved, and how we will continue to be affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. In the quarter ended June 30, 2013, we repurchased and retired 66,879 shares of restricted stock at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
April 1 - 30, 2013	22,311	$17.85	22,311	N/A
May 1 - 31, 2013	11,749	19.21	11,749	N/A
June 1 - 30, 2013	32,819	18.62	32,819	N/A
	66,879		66,879

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

10.1	*†	Non-Executive Director Compensation Rates
10.2

Amended and Restated Warehousing Credit and Security Agreement, dated as of June 25, 2013, by and among Walker & Dunlop, LLC, as borrower, Walker & Dunlop, Inc., as guarantor, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders.
(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.3

Amended and Restated Guaranty and Suretyship Agreement, dated as of June 25, 2013, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as administrative agent for the lenders.
(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.4	*

Fourth Amendment to Warehousing Credit and Security Agreement dated as of June 13, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto

10.5	*

First Amendment to Warehousing Credit and Security Agreement dated as of July 19, 2013 between W&D Interim Lender LLC (as borrower), Walker & Dunlop, Inc. (as guarantor) and TD Bank, N.A. (as lender and administrative agent)

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

Date: August 8, 2013	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Stephen P. Theobald
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

10.1	*†	Non-Executive Director Compensation Rates
10.2

Amended and Restated Warehousing Credit and Security Agreement, dated as of June 25, 2013, by and among Walker & Dunlop, LLC, as borrower, Walker & Dunlop, Inc., as guarantor, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders.
(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.3

Amended and Restated Guaranty and Suretyship Agreement, dated as of June 25, 2013, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as administrative agent for the lenders.
(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.4	*

Fourth Amendment to Warehousing Credit and Security Agreement dated as of June 13, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto

10.5	*

First Amendment to Warehousing Credit and Security Agreement dated as of July 19, 2013 between W&D Interim Lender LLC (as borrower), Walker & Dunlop, Inc. (as guarantor) and TD Bank, N.A. (as lender and administrative agent)

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