Form 10-Q
period 2013-09-30
Walker & Dunlop, Inc.
filed 2013-11-07
CIK 1497770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013 there were 34,878,568 total shares of common stock outstanding.

Walker & Dunlop, Inc.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(In thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash and cash equivalents	$60,968	$65,027
Restricted cash	7,035	7,130
Pledged securities, at fair value	45,449	33,481
Loans held for sale, at fair value	365,210	1,101,561
Loans held for investment	118,864	9,468
Servicing fees and other receivables, net	26,638	40,933
Derivative assets	13,357	21,258
Mortgage servicing rights	344,899	315,524
Goodwill	60,212	59,735
Intangible assets	1,828	4,644
Other assets	23,256	29,872
Total assets	$1,067,716	$1,688,633

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other liabilities	$124,940	$122,798
Performance deposits from borrowers	7,995	9,503
Derivative liabilities	8,444	867
Guaranty obligation, net of accumulated amortization	22,762	21,155
Allowance for risk-sharing obligations	8,461	15,670
Warehouse notes payable	429,944	1,084,539
Notes payable	74,700	80,925
Total liabilities	$677,246	$1,335,457

Stockholders’ Equity
Stockholders’ equity:
Preferred shares, Authorized 50,000,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 33,905,552 shares in 2013 and 33,567,730 shares in 2012.	339	336
Additional paid-in capital	243,790	236,823
Retained earnings	146,341	116,017
Total stockholders’ equity	$390,470	$353,176
Commitments and contingencies	—	—
Total liabilities and stockholders’ equity	$1,067,716	$1,688,633

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues
Gains from mortgage banking activities	$45,278	$53,400	$151,285	$107,136
Servicing fees	22,954	13,307	66,465	32,513
Net warehouse interest income	1,783	1,248	5,166	3,259
Escrow earnings and other interest income	1,037	708	2,895	1,772
Other	2,598	1,463	7,758	6,568
Total revenues	$73,650	$70,126	$233,569	$151,248

Expenses
Personnel	$31,091	$32,173	$96,682	$61,177
Amortization and depreciation	19,441	9,629	54,425	23,596
Amortization of intangible assets	1,072	7,371	2,816	7,406
Provision for risk-sharing obligations	(155)	(848)	997	1,126
Interest expense on corporate debt	854	388	2,692	719
Other operating expenses	8,643	9,635	27,121	20,843
Total expenses	$60,946	$58,348	$184,733	$114,867
Income from operations	$12,704	$11,778	$48,836	$36,381
Income tax expense	4,649	4,680	18,512	14,152
Net income	$8,055	$7,098	$30,324	$22,229

Basic earnings per share	$0.24	$0.28	$0.90	$0.97
Diluted earnings per share	$0.23	$0.28	$0.88	$0.96

Basic weighted average shares outstanding	33,859,453	25,091,153	33,710,837	22,881,795
Diluted weighted average shares outstanding	34,382,975	25,443,601	34,315,514	23,101,832

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$30,324	$22,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to fair value of future servicing rights, net of guaranty obligation	(70,616)	(52,091)
Gains attributable to fair value of premium and origination fees	11,535	(10,000)
Provision for risk-sharing obligations	997	1,126
Amortization and depreciation	57,241	31,002
Originations of loans held for sale	(4,342,343)	(2,594,190)
Sales of loans to third parties	5,072,536	1,691,226
Amortization of deferred loan fees and costs	(67)	(58)
Origination fees received from loans held for investment	591	—
Stock compensation	6,846	3,384
Tax (benefit) expense from vesting of equity awards	(1,253)	7
Cash paid to settle risk-sharing obligations	(4,935)	(2,030)
Cash allowance received from landlord	—	1,301
Cash received from sale of assets acquired	—	2,244
Changes in:
Restricted cash and pledged securities	(11,873)	(3,291)
Servicing fees and other receivables	11,109	498
Derivative fair value adjustments	—	299
Other assets	9,394	(5,545)
Accounts payable and other liabilities	(16,927)	9,850
Performance deposits from borrowers	(1,508)	1,763
Net cash provided by (used in) operating activities	$751,051	$(902,276)
Cash flows from investing activities:
Capital expenditures	$(4,339)	$(4,668)
Acquisition of CWCapital LLC, net of cash acquired and other assets	—	(208,109)
Originations of loans held for investment	(131,620)	(16,368)
Principal collected on loans held for investment	21,700	—
Net cash used in investing activities	$(114,259)	$(229,145)
Cash flows from financing activities:
(Repayments) borrowings of short-term warehouse notes payable, net	$(729,964)	$939,295
Borrowings of interim warehouse notes payable	92,281	12,375
Repayments of interim warehouse notes payable	(16,912)	—
Borrowings of notes payable	—	83,000
Repayments of notes payable	(6,225)	(23,869)
Secured borrowings	19,845	—
Debt issuance costs	—	(1,108)
Proceeds from issuance of common stock	1,189	150,698
Repurchase of common stock	(2,318)	(167)
Tax benefit (expense) from vesting of equity awards	1,253	(7)
Net cash (used in) provided by financing activities	$(640,851)	$1,160,217
Net (decrease) increase in cash and cash equivalents	$(4,059)	$28,796
Cash and cash equivalents at beginning of period	65,027	53,817
Cash and cash equivalents at end of period	$60,968	$82,613
Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$11,317	$4,296
Cash paid for taxes	$647	$8,256

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to the GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also brokers and services loans for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management, and investment management services specializing in debt, structured debt, and equity financing for commercial real estate.

The Company has an interim loan program offering floating-rate loans with original principal balances of generally up to $30.0 million, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Program”). The Company underwrites all loans originated through the Program using similar underwriting standards used to underwrite loans it originates and sells. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s balance sheet during such time that they are outstanding.  $109.9 million of the loans outstanding as of September 30, 2013 were originated in 2013, and all of the loans outstanding as of September 30, 2013 were originated within the past 18 months. As of September 30, 2013, none of the loans under the Program is delinquent. Additionally, we have not incurred a loss on any loans originated under the Program.

On September 4, 2012, the Company closed its acquisition of CWCapital, LLC (“CWCapital”), at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and the Company’s issuance in a private placement to CW Financial Services, LLC (“CW Financial”) of approximately 11.6 million shares of common stock valued at approximately $151.1 million (the “Acquisition”). Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. By virtue of the Company’s ownership of CWCapital, the Company also acquired a 50% ownership in ARA Finance LLC, a joint venture with ARA Finco LLC, one of the largest investment sales brokers in the United States, in which ARA Finco LLC owns the remaining 50% of ARA Finance LLC. The Company does not have the ability to direct the activities of ARA Finance LLC; therefore, the Company accounts for its investment in ARA Finance LLC under the equity method of accounting.

The results of operations for the three and nine months ended September 30, 2013 reflect the impact of the Acquisition, which materially affects the comparability to the prior year.

During the third quarter of 2013, the Company launched a large loan bridge program (the “Bridge Program”). Similar to the Program, the Bridge Program offers floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing but are good candidates for future permanent financing. The Bridge Program is offered for loans of $30.0 million or more and for terms of up to three years. As of September 30, 2013, there have been no loans originated under the Bridge Program.

The Bridge Program was established through a partnership with third-party investors. The loans in the Bridge Program are approved for funding by unanimous consent of the limited partners, funded by the partnership, and underwritten by the Company pursuant to service agreements. The Company accounts for its five-percent ownership interest as an equity-method investment. The operations of the Bridge Program were immaterial for the three and nine months ended September 30, 2013.

In the third quarter of 2013, the Company transferred a participating interest in a financial asset to a third party. The Company accounted for the transfer as a secured borrowing. The entire financial asset is presented as loans held for investment, and the secured borrowing of $19.8 million is included within the Accounts payable and other liabilities line item in the Condensed Consolidated Balance Sheets.

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

Comprehensive Income—For the three and nine months ended September 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment—Loans held for investment are interim loans originated by the Company through the Program. The loans are carried at their unpaid principal balances adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate and is recognized as revenue when earned and deemed collectible.

The Company uses the interest method to determine an effective yield to amortize the loan fees and costs on real estate loans held for investment. All loans held for investment are floating-rate loans; therefore, the Company uses the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments, if any, to determine periodic amortization.

The Company will reclassify loans held-for-investment as loans held-for-sale if it determines that the loans will be sold or transferred to third parties.

The Company monitors the financial condition of the borrower and the financial trends of the underlying property for each of its loans held for investment to assess the credit quality of the loan. None of the loans held for investment was delinquent as of September 30, 2013 or December 31, 2012. Additionally, we have not experienced any losses or delinquencies of 15 days or more related to these loans since the inception of the Program. No allowance for loan losses related to these loans was recorded as of September 30, 2013 or December 31, 2012.

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

Included in net warehouse interest income for the three and nine months ended September 30, 2013 and 2012 are the following components (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Warehouse interest income	$4,877	$4,169	$15,083	$9,722
Warehouse interest expense	(3,094)	(2,921)	(9,917)	(6,463)
Net warehouse interest income	$1,783	$1,248	$5,166	$3,259

Recently Issued Accounting Pronouncements—There were no accounting pronouncements issued during the third quarter of 2013 that have the potential to impact the Company. All other recently issued accounting pronouncements and their expected impact to the Company have been disclosed previously.

There have been no material changes to the accounting policies discussed in Note 2 of the Company’s 2012 Form 10-K.

The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—ACQUISITION OF CWCAPITAL LLC

On September 4, 2012 (“the Acquisition Date”), the Company closed its acquisition of CWCapital, at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and the Company’s issuance in a private placement to CW Financial of approximately 11.6 million shares of common stock valued at approximately $151.1 million. Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC.

The Company recorded the fair value of the assets acquired and liabilities assumed as of the Acquisition Date. The Company also included CWCapital’s results of operations and cash flows in its financial statements from the Acquisition Date forward.

The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the Acquisition Date, with the remaining unallocated amount recognized as goodwill.

The recognized goodwill of $60.2 million, all of which is tax deductible over 15 years, is attributed to the value of the assembled workforce, the broader scale of operations of the combined company’s national platform, and the long-term expected synergies associated with the combination.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The following summarizes the changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2013 (in thousands):

For the nine months ended, September 30, 2013
Beginning balance	$59,735
Goodwill related to the Acquisition	—
Retrospective adjustments	477
Impairment	—
Ending balance	$60,212

The Company provisionally allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed related to the Acquisition based on their estimated Acquisition Date fair values. A change to the provisional amounts recorded for assets acquired, identifiable intangible assets, and liabilities assumed during the measurement period affects the amount of the purchase price allocated to goodwill. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the nine months ended September 30, 2013, the Company identified immaterial adjustments to certain of the provisional amounts recorded as shown in the table above. The adjustments were recorded based on information obtained subsequent to the Acquisition Date that related to information that existed as of the Acquisition Date. The Company recorded no retrospective adjustments or impairment during the three months ended September 30, 2013.

The Company completed the accounting for the Acquisition as the Company obtained all of the information it was seeking about facts and circumstances that existed as of the Acquisition Date.

The following summarizes the Company’s other intangible assets, including those related to the Acquisition (in thousands):

	As of September 30, 2013			As of December 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Mortgage pipeline intangible asset	$18,700	$(17,945)	$755	$18,700	$(15,182)	$3,518
Acquired mortgage servicing rights	124,629	(28,716)	95,913	124,629	(8,503)	116,126
Originated mortgage servicing rights	344,556	(95,570)	248,986	277,328	(77,930)	199,398
Total	$487,885	$(142,231)	$345,654	$420,657	$(101,615)	$319,042

The Company expects to amortize the remaining net carrying value of the mortgage pipeline intangible asset within the next nine months. However, the timing of the actual amortization may vary from this estimate. The expected amortization of Mortgage Servicing Rights (MSRs), which includes the MSRs acquired from CWCapital shown above, is disclosed in Note 6.

NOTE 5—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consisted of the following activity for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Contractual loan origination related fees, net	$23,816	$27,674	$80,669	$55,045
Fair value of expected future cash flows from servicing recognized at commitment	22,671	27,237	74,488	55,404
Fair value of expected guaranty obligation	(1,209)	(1,511)	(3,872)	(3,313)
Total gains from mortgage banking activities	$45,278	$53,400	$151,285	$107,136

The origination fees shown in the table above are net of co-broker fees of $4.9 million and $5.2 million for the three months ended September 30, 2013 and 2012, respectively, and $16.8 million and $13.6 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 6—MORTGAGE SERVICING RIGHTS

MSRs represent the fair value of the servicing rights retained by the Company for mortgage loans originated and sold. The capitalized amount is equal to the estimated fair value of the expected net cash flows associated with the servicing rights. The following describes the key assumptions used in calculating each loan’s MSR:

Discount rate—Depending upon loan type, the discount rate used is management’s best estimate of market discount rates. The rates used for loans originated were 10% to 15% for each of the periods presented.

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

The fair value of the MSRs was $400.0 million and $350.5 million at September 30, 2013 and December 31, 2012, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at September 30, 2013, is a decrease in the fair value of $13.2 million.

The impact of a 200 basis point increase in the discount rate at September 30, 2013, is a decrease in the fair value of $25.4 million.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$341,770	$149,533	$315,524	$137,079
Additions, following the sale of loan	22,991	24,585	85,286	51,449
Additions, CWCapital acquisition	—	130,543	—	130,543
Amortization	(16,201)	(9,228)	(47,144)	(22,279)
Pre-payments and write-offs	(3,661)	(729)	(8,767)	(2,088)
Ending balance	$344,899	$294,704	$344,899	$294,704

The expected amortization of MSR balances recorded as of September 30, 2013 is shown in the table below (in thousands). Actual amortization may vary from these estimates.

Three Months Ending December 31,	Originated MSRs Amortization	Acquired MSRs Amortization	Total MSRs Amortization
2013	$11,266	$4,872	$16,138
Year Ending December 31,
2014	42,958	18,726	61,684
2015	37,721	17,316	55,037
2016	34,556	16,026	50,582
2017	31,443	14,117	45,560
2018	27,122	10,226	37,348
Thereafter	63,920	14,630	78,550
Total	$248,986	$95,913	$344,899

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

A summary of our guaranty obligation for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$22,735	$10,746	$21,155	$9,921
Guaranty obligation recognized, following the sale of loan	1,010	1,778	4,436	3,565
Guaranty obligation recognized, CWCapital acquisition	—	8,254	—	8,254
Amortization of guaranty obligation	(983)	(664)	(2,829)	(1,626)
Ending balance	$22,762	$20,114	$22,762	$20,114

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

A summary of our allowance for risk-sharing obligations for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$12,322	$13,629	$15,670	$14,917
Provision for risk sharing obligations	(155)	(848)	997	1,126
Allowance for risk-sharing obligations, CWCapital acquisition	—	4,063	—	4,063
Write-offs (1)	(3,706)	—	(8,206)	(3,262)
Ending balance	$8,461	$16,844	$8,461	$16,844

(1) Represents the write-off of the allowance for risk-sharing obligations upon final settlement of the loss sharing amount with Fannie Mae.

As of September 30, 2013, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $3.6 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 8—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $38.7 billion as of September 30, 2013 compared to $33.9 billion as of September 30, 2012.

NOTE 9—WAREHOUSE NOTES PAYABLE

The maximum borrowing amounts and outstanding balances under the warehouse notes payable as of September 30, 2013 were as follows (in thousands):

Facility	Maximum Amount	Outstanding Balance	Interest rate
Committed warehouse facility #1	$575,000	$170,301	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #2	650,000	101,932	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #3	57,400	40,945	Average 30-day LIBOR plus 2.00%
Committed warehouse facility #4	60,000	41,549	Average 30-day LIBOR plus 2.50%
Fannie Mae Repurchase agreement, uncommitted line and open maturity	500,000	75,217	Average 30-day LIBOR plus 1.15%
Total	$1,842,400	$429,944

On April 12, 2013, the Company executed an amendment to the warehousing agreement related to warehouse facility #1, reducing the interest rate under the line to 30-day LIBOR plus 165 basis points. On June 13, 2013, the Company executed an amendment to the warehousing agreement related to warehouse facility #1, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points effective June 1, 2013. On August 30, 2013, the Company executed an amendment to the warehousing agreement related to warehouse facility #1, extending the maturity date of the warehouse line from September 3, 2013 to September 2, 2014. No other material modifications were made to the agreement.

On April 2, 2013, the Company executed an amendment to the warehouse agreement related to warehouse facility #2, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. No other material modifications were made to the agreement. On June 25, 2013 the Company executed an amendment to and restatement of the warehouse agreement related to warehouse facility #2. The amendment and restatement, among other things, increased the borrowing capacity to $650.0 million from $450.0 million and extended the maturity date from September 3, 2013 to June 24, 2014.

On July 19, 2013, the Company executed an amendment to the warehouse agreement related to warehouse facility #3, extending the maturity date from July 21, 2013 to September 19, 2013. On August 19, 2013, the Company executed an amendment to the warehouse agreement related to warehouse facility #3, extending the maturity date from September 19, 2013 to September 21, 2014. Additionally, the committed amount was increased from $35.0 million to $57.4 million. The interest rate for advances made on or after July 21, 2013 was reduced from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 200 basis points. No other material modifications were made to the agreement.

On September 24, 2013, the Company executed an amendment to the warehousing agreement related to warehouse facility #4. Among other things, the amendment extended the maturity date of the warehouse line from October 4, 2013 to December 4, 2013 and increased the commitment amount from $50.0 million to $60.0 million.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
September 30, 2013
Assets
Loans held for sale	$—	$365,210	$—	$365,210
Pledged securities	45,449	—	—	45,449
Derivative assets	—	—	13,357	13,357
Total	$45,449	$365,210	$13,357	$424,016

Liabilities
Derivative liabilities	$—	$—	$8,444	$8,444
Total	$—	$—	$8,444	$8,444

December 31, 2012
Assets
Loans held for sale	$—	$1,101,561	$—	$1,101,561
Pledged securities	33,481	—	—	33,481
Derivative assets	—	—	21,258	21,258
Total	$33,481	$1,101,561	$21,258	$1,156,300

Liabilities
Derivative liabilities	$—	$—	$867	$867
Total	$—	$—	$867	$867

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2013 and 2012.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period.

A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs:
	Derivative Instruments
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Derivative assets and liabilities, net
Beginning balance	$34,336	$7,602	$20,391	$5,415
Settlements	(74,701)	(40,897)	(166,763)	(92,446)
Realized gains recorded in earnings (1)	40,365	33,295	146,372	87,031
Unrealized gains recorded in earnings (1)	4,913	20,105	4,913	20,105
Ending balance	$4,913	$20,105	$4,913	$20,105

(1) Realized and unrealized gains from derivatives are recognized in the Gains from mortgage banking activities line item in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities (in thousands):

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$13,357	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	8,444	Discounted cash flow	Counterparty credit risk	—

(1) Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of September 30, 2013, and December 31, 2012, are presented below (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$60,968	$60,968	$65,027	$65,027
Restricted cash	7,035	7,035	7,130	7,130
Pledged securities	45,449	45,449	33,481	33,481
Loans held for sale	365,210	365,210	1,101,561	1,101,561
Loans held for investment	118,864	119,420	9,468	9,500
Derivative assets	13,357	13,357	21,258	21,258
Total financial assets	$610,883	$611,439	$1,237,925	$1,237,957

Financial Liabilities:
Derivative liabilities	$8,444	$8,444	$867	$867
Warehouse notes payable	429,944	429,944	1,084,539	1,084,539
Notes payable	74,700	74,700	80,925	80,925
Total financial liabilities	$513,088	$513,088	$1,166,331	$1,166,331

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

Warehouse notes payable—Consist of borrowings outstanding under warehouse line agreements. The borrowing rates on the warehouse lines are based upon average 30-day LIBOR plus an applicable margin. The carrying amounts approximate fair value because of the short maturity of these instruments (Level 2).

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

	Fair Value Adjustment Components				Balance Sheet Location
(in thousands)	Notional or Principal Amount	Assumed Gain on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Assets	Derivative Liabilities	Fair Value Adjustment To Loans Held for Sale
September 30, 2013
Rate lock commitments	$273,122	$8,996	$3,850	$12,846	$12,846	$—	$—
Forward sale contracts	620,638	—	(7,860)	(7,860)	511	(8,444)	—
Loans held for sale	347,516	13,684	4,010	17,694	—	—	17,694
Total		$22,680	$—	$22,680	$13,357	$(8,444)	$17,694
December 31, 2012
Rate lock commitments	$302,373	$11,953	$(1,194)	$10,759	$10,759	$—	$—
Forward sale contracts	1,380,235	—	9,756	9,756	10,499	(867)	—
Loans held for sale	1,077,862	32,261	(8,562)	23,699	—	—	23,699
Total		$44,214	$—	$44,214	$21,258	$(867)	$23,699

NOTE 11—LITIGATION, COMMITMENTS, AND CONTINGENCIES

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. On March 29, 2013, Fannie Mae announced changes to the DUS Capital Standards that are retroactive to January 1, 2013. These changes were as follows:

•

Restricted liquidity requirements for Tier 1 loans were increased from 90 basis points to 110 basis points. The increased reserve requirement must be met immediately. The Company has an insignificant number of Tier 1 loans in its portfolio; therefore, the incremental restrictive liquidity requirement did not have a material impact on the Company’s operations during 2013, and the Company does not expect it to have a material impact on future operations;

•

Restricted liquidity requirements for existing Tier 2 loans were increased from 60 basis points to 75 basis points. The restricted liquidity requirement on new Tier 2 loans will continue to be funded over a 48 month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirement on existing Tier 2 mortgage loans will increase gradually by three basis points per quarter for eight quarters through December 31, 2014.

•

Restricted liquidity held as collateral in the form of US Treasuries experienced a collateral reduction increasing from 0% to 3%, the discount on US Federal Agency Securities increased from 3% to 4%, and the discount on money market funds holding US Treasuries increased from 0% to 5%. As of September 30, 2013, the Company held all of its restricted liquidity in money market funds holding US Treasuries.

The Company is in compliance with the September 30, 2013 collateral requirements as outlined above. As of September 30, 2013, reserve requirements for the September 30, 2013 DUS loan portfolio will require the Company to fund $42.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae will reassess the DUS Capital Standards on or before June 30, 2014. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect these changes to have a material impact on its future operations; however, future changes to collateral requirements may adversely impact the Company’s available cash.

Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of September 30, 2013.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2013. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2013, the net worth requirement was $89.8 million and the Company’s net worth was $229.5 million, as defined. As of September 30, 2013, the Company was required to maintain at least $16.9 million of liquid assets to meet our operational liquidity requirements, as defined in the agreements, for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of September 30, 2013, the Company had operational liquidity of $69.3 million.

Litigation—Capital Funding litigation— On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living Facilities”). Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the acquisition of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

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

On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court for Montgomery County, Maryland rejected the Company’s motion to dismiss the amended complaint. Capital Funding filed a Second Amended Complaint that did not alter the claims at issue but revised their alleged damages. Defendants moved for summary judgment on all claims, including two counts of breach of contract, two counts of promissory estoppel, two counts of unjust enrichment, and two counts of unfair competition. On April 30, 2013, the Court issued an Opinion and Order which granted the motion as to the promissory estoppel counts and one count of unjust enrichment. The court denied the motion as to all remaining claims.

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s claims were dismissed. The jury awarded Capital Funding (i) a $1.75 million judgment against defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”), Column’s parent, on Capital Funding’s unjust enrichment claim. Because the two claims cover the same facts, Capital Funding agreed it can only collect on one of the judgments, and it has elected to collect only the $10.4 million judgment against Credit Suisse.  Therefore, the Company would have no exposure. Final judgment has been entered, and briefing on defendants’ post judgment motion to reduce or set aside the judgment has been completed.  We expect the Court will schedule a hearing on the post judgment motion in the coming weeks.  The judgment will remain subject to possible appeal.  The Company believes that Column’s indemnification fully covers the judgment.

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

NOTE 12—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding used to calculate basic earnings per share	33,859,453	25,091,153	33,710,837	22,881,795

Dilutive securities
Unvested restricted shares	523,522	352,448	604,677	220,037
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	34,382,975	25,443,601	34,315,514	23,101,832

The assumed proceeds under the treasury method used for calculating the dilutive impact of restricted stock awards includes the unrecognized compensation costs and excess tax benefits associated with the awards. Average options issued under the 2010 Equity Incentive Plan to purchase 63,667 and 161,788 shares of common stock were outstanding during the three months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. During the three months ended September 30, 2013 and 2012, 0 and 161,788 average restricted shares were outstanding, respectively, but were not included in the computation of dilutive earnings per share because the effect would have been anti-dilutive.

Average options issued under the 2010 Equity Incentive Plan to purchase 87,886 and 161,788 shares of common stock were outstanding during the nine months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. During the nine months ended September 30, 2013 and 2012, 0 and 161,788 average restricted shares were outstanding, respectively, but were not included in the computation of dilutive earnings per share because the effect would have been anti-dilutive.

NOTE 13—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2012	33,567,730	$336	$236,823	$116,017	$353,176
Net income	—	—	—	30,324	30,324
Issuance of common shares in connection with equity incentive plans	466,792	3	1,186	—	1,189
Repurchase and retirement of common stock	(128,970)	—	(2,318)	—	(2,318)
Stock-based compensation	—	—	6,846	—	6,846
Tax benefit from vesting of restricted shares	—	—	1,253	—	1,253
Balances at September 30, 2013	33,905,552	$339	$243,790	$146,341	$390,470

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K.

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

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, broker, and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development, with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also broker and service loans for a number of life insurance companies, commercial banks and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management, and investment management services specializing in debt, structured debt, and equity financing for commercial real estate.

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

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance at the time of settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We occasionally request modified risk-sharing based on the size of the loan. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Our current credit management policy is to cap each loan balance subject to full risk-sharing at $60.0 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss exposure on any one loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we may on occasion elect to originate a loan with full risk sharing even when the loan balance is greater than $60.0 million if we believe the loan characteristics support such an approach.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

We have an interim loan program offering floating-rate debt with original principal balances of generally up to $30.0 million, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Program”). We underwrite all loans originated through the Program. During the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Program, with the ultimate goal of providing permanent financing on the properties. As of September 30, 2013, none of the loans in the Program is delinquent. Additionally, we have not incurred a loss on any loans originated under the Program.

On September 4, 2012, we closed our acquisition of CWCapital, LLC (“CWCapital”), at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and our issuance in a private placement to CW Financial Services, LLC (“CW Financial”) of approximately 11.6 million shares of common stock valued at approximately $151.1 million (the “Acquisition”). CWCapital, a Massachusetts limited liability company, was one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending, originating and selling mortgage loans pursuant to the programs of Fannie Mae, Freddie Mac, Ginnie Mae and HUD. The Acquisition combined two of the leading commercial real estate lenders in the country to form one of the largest commercial real estate lenders in the United States.

During the third quarter of 2013, we launched a large loan bridge program (the “Bridge Program”) through a partnership in which the Company owns a five-percent interest. Similar to the Program, the Bridge Program offers floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The Bridge Program is offered for loans of $30.0 million or more and for terms of up to three years. The loans in the Bridge Program are funded by a partnership and underwritten by the Company. The Company receives an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The partnership assumes the full risk of loss on the loans.

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

Mortgage servicing rights and guaranty obligation. MSRs are recorded at fair value the day we sell a loan. We only recognize MSRs for GSE and HUD originations. Our servicing contracts with non-governmental originations are cancelable with limited notice and as a result, have a de minimis fair value. The fair value is based on the expected future net cash flows associated with the servicing rights. The expected net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan.

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

Overview of Current Business Environment

In 2013, U.S. multifamily and commercial real estate market fundamentals have continued to improve following the macroeconomic instability experienced in recent years. Occupancy rates and effective rents appear to have increased based upon strengthening rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Additionally, the loans related to many multifamily and commercial real estate properties are scheduled to mature within the next three to four years, providing a natural pool of lending opportunities. For the last several years, the U.S. mortgage market has experienced historically low rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. However, during 2013, the U.S. mortgage market has begun to experience a rising interest rate environment as the overall economy has demonstrated signs of sustained, albeit moderate, growth and as the markets anticipate a tapering of the Federal Reserve’s quantitative easing activities. This environment has caused some borrowers to delay or reconsider refinancing their loans prior to the scheduled maturity.

Our business currently relies on the capital provided by Fannie Mae, Freddie Mac, and HUD to originate multifamily loans. The scope, extent and timing of GSE reform continue to be uncertain. Although we cannot predict what actions Congress or other governmental agencies may take affecting the GSEs and/or HUD, we expect some regulatory change is likely. In March 2013, the GSEs’ regulator, the Federal Housing Finance Agency (“FHFA”), communicated a goal to reduce multifamily origination volumes 10 percent from 2012 levels. Additionally, in April 2013, HUD announced that the allocation from the Federal government to fund multifamily originations might be insufficient to meet all requests through the end of its fiscal year (September 30, 2013). In August 2013, HUD announced it believed that it would not have sufficient commitment authority for all of the loan applications in its pipeline and that it would begin prioritizing the use of commitment authority. In mid-September 2013, HUD announced that it had exhausted its commitment authority and would cease approving new loans until Congress had appropriated commitment authority for the 2014 Federal fiscal year.

The aforementioned actions taken by the FHFA, and the limited capital available to HUD to originate multifamily loans, impacted our operating results for the three and nine months ended September 30, 2013.  Our GSE and HUD origination volume for the three and nine months ended September 30, 2013 was less than we expected, especially in the third quarter due to the combination of rising interest rates, the lending caps imposed on the GSEs, limited HUD commitment authority, and increased competition from life insurance companies and banks.

Further, we have diversified our capital sources, increasing our brokered originations to banks, life insurance companies and other institutional investors, increasing our on balance sheet lending capacity through the Program, and launching the Bridge Program in the third quarter 2013. However, those originations are less profitable to us than those with the GSEs and HUD, and resulted in declines to our operating margins for the three and nine months ended September 30, 2013 compared to the same periods in 2012 as a greater percentage of our total originations was with these less profitable products.

Due to lack of Congressional funding, HUD closed its offices and did not accept applications for new commitments to originate loans for the first 16 days of October 2013. After its offices opened on October 17, 2013, HUD announced that it had received $6.25 billion of commitment authority from Congress to originate new loans through December 31, 2013. While we do not believe that the closing of the HUD offices for 16 days in October 2013 will have a material adverse impact on our operating results in 2013 and beyond, uncertainty remains as to the short-term and long-term impacts of the closing and whether HUD will receive sufficient commitment authority to originate new loans in 2014 and beyond.

Uncertainty remains about the significance of the impact that the aforementioned actions and announcements from the FHFA and Federal government will have on the volume of loans we originate in the future. We are uncertain about whether the FHFA will impose further limitations on GSE multifamily production volume in 2014 and beyond. As noted previously and in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), we continue to explore channels to diversify our revenue streams to limit the impact of such events on our ability to do business and meet our customers’ needs.

In response, during October 2013, we implemented a cost reduction plan, which included the closing of an office, the shutdown of our small loan program, and the elimination of a number of positions as we seek to become more efficient. A total of 52 employment positions were eliminated, resulting in expected annual savings in excess of $7.0 million. We expect to incur charges to expense in the fourth quarter of 2013 totaling between $0.8 million and $1.2 million for severance and early lease termination costs as a result of the cost reduction plan.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2013 and 2012. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, and general economic conditions. The results of operations for the three and nine months ended September 30, 2013 reflect the impact of the Acquisition, which materially affects the comparability to the prior year. While some aspects of operating results are favorable compared to prior years, the origination volume and operating results are not as favorable as we expected due to the aforementioned actions of the FHFA and the lack of sufficient commitment authority from the Federal government. As seen below, origination volume for the third quarter of 2013 was less than origination volume for the third quarter of 2012 due to the aforementioned business environment in which we operated during the third quarter of 2013.

In addition to adversely impacting our origination volume and operating results for the three and nine months ended September 30, 2013, the aforementioned actions of the FHFA, and any actions it may take in the future, and the Federal government’s allocation of commitment authority to HUD could adversely affect our future origination volume and results of operations. The nature and severity of the impact, if any, is difficult to predict. We continue to diversify our product offerings to meet the demands of our customers and to limit the potential impact of the actions of the FHFA and Federal government. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Origination Data:
Origination Volumes by Investor
Fannie Mae	$585,105	$1,134,185	$2,119,844	$2,012,225
Freddie Mac	197,496	552,971	1,327,874	860,779
Ginnie Mae—HUD	269,929	228,135	831,080	438,056
Brokered (1)	610,259	252,200	1,636,837	851,370
Interim Loans	100,700	13,304	138,620	29,804
Total	$1,763,489	$2,180,795	$6,054,255	$4,192,234

Key Metrics (as a percentage of total revenues):
Personnel expenses	42%	46%	41%	40%
Other operating expenses	12%	14%	12%	14%
Total expenses	83%	83%	79%	76%
Adjusted total expenses (2)	81%	66%	78%	68%
Operating margin	17%	17%	21%	24%
Adjusted operating margin (2)	19%	34%	22%	32%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.35%	1.27%	1.33%	1.31%
Fair value of MSRs created, net	1.22%	1.18%	1.17%	1.24%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (3)	2.04%	1.34%	1.61%	1.57%

	As of September 30,
Servicing Portfolio by Type:	2013	2012
Fannie Mae	$19,652,217	$18,452,944
Freddie Mac	10,147,022	8,422,748
Ginnie Mae—HUD	4,999,398	4,422,182
Brokered (1)	3,748,564	2,572,188
Interim Loans	119,420	16,500
Total	$38,666,621	$33,886,562
Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.24%	0.23%

(1)	Brokered originations for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	This is a non-GAAP financial measure. For more information on our non-GAAP financial measures, refer to the section below titled “Non-GAAP Financial Measures.”
(3)

The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligation retained, as a percentage of GSE and HUD volume reflects revenue recognized, as a percentage of loan origination volume, on those loans which the Company will record an MSR upon sale of the loan. No MSRs are recorded for “Brokered” originations or interim loan program originations.

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

These non-GAAP measures are not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. We believe that these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP; therefore, these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures.

Adjusted net income, adjusted diluted earnings per share, adjusted income from operations, adjusted operating margin, and adjusted total expenses are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILATION TO GAAP

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted Net Income and Adjusted Diluted Earnings Per Share
GAAP net income	$8,055	$7,098	$30,324	$22,229
Shares (1)	34,383	25,444	34,316	23,102
GAAP diluted earnings per share	$0.23	$0.28	$0.88	$0.96

GAAP net income	$8,055	$7,098	$30,324	$22,229
Adjustments:
Severance costs	$—	$1,058	$—	$1,058
Amortization of intangibles	1,055	7,353	2,764	7,353
Transition services agreement	—	1,000	—	1,000
Deal-related expenses (2)	—	2,334	—	3,338
Lease modification	—	—	825	—
Income tax impact of adjustments	(389)	(4,569)	(1,374)	(4,959)
Adjusted net income	$8,721	$14,274	$32,539	$30,019
Shares (1)	34,383	25,444	34,316	23,102
Adjusted diluted earnings per share	$0.25	$0.56	$0.95	$1.30

Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and Adjusted Operating Margin
GAAP income from operations	$12,704	$11,778	$48,836	$36,381
Total revenues	73,650	70,126	233,569	151,248
GAAP operating margin	17%	17%	21%	24%

GAAP income from operations	$12,704	$11,778	$48,836	$36,381
Adjustments:
Severance costs	$—	$1,058	$—	$1,058
Amortization of intangibles	1,055	7,353	2,764	7,353
Transition services agreement	—	1,000	—	1,000
Deal-related expenses (2)	—	2,334	—	3,338
Lease modification	—	—	825	—
Adjusted income from operations	$13,759	$23,523	$52,425	$49,130
Total revenues	73,650	70,126	233,569	151,248
Adjusted operating margin	19%	34%	22%	32%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$60,946	$58,348	$184,733	$114,867
Adjustments:
Severance costs	$—	$1,058	$—	$1,058
Amortization of intangibles	1,055	7,353	2,764	7,353
Transition services agreement	—	1,000	—	1,000
Deal-related expenses (2)	—	2,334	—	3,338
Lease modification	—	—	825	—
Adjusted total expenses	$59,891	$46,603	$181,144	$102,118

(1)	Diluted weighted average shares outstanding.
(2)	Includes legal and advisory fees incurred in connection with the Acquisition.

Overview

Our consolidated income from operations was $12.7 million for the three months ended September 30, 2013 compared to $11.8 million for the three months ended September 30, 2012, an 8% increase. Our consolidated income from operations was $48.8 million for the nine months ended September 30, 2013 compared to $36.4 million for the nine months ended September 30, 2012, a 34% increase. Our total revenues were $73.7 million for the three months ended September 30, 2013 compared to $70.1 million for the three months ended September 30, 2012, a 5% increase. For the nine months ended September 30, 2013, our total revenues were $233.6 million compared to $151.2 million for the same period in 2012, a 54% increase. Our total expenses were $60.9 million for the three months ended September 30, 2013 compared to $58.3 million for the three months ended September 30, 2012, a 4% increase. During the nine months ended September 30, 2013, our total expenses were $184.7 million compared to $114.9 million for the same period in 2012, a 61% increase. Our operating margins were 17% and 21% for the three and nine months ended September 30, 2013, respectively, compared to 17% and 24% for the three and nine months ended September 30, 2012, respectively. The increase in revenue for the three months ended September 30, 2013 the result of an increase in servicing fees from a larger average servicing portfolio. This increase was partially offset by a decrease in gains from mortgage banking activities due to a decline in origination volume. The increase in revenue for the nine months ended September 30, 2013 was primarily attributable to higher overall origination volumes and average servicing portfolio due to the Acquisition and organic growth. In addition, we experienced increases in net warehouse interest income, escrow earnings and other interest income, and other income for the three and nine months ended September 30, 2013 compared to the same periods in 2012. As noted previously, while origination volume for the nine months ended September 30, 2013 was greater than for the same period in the prior year, it was below our expectations due to the aforementioned actions of the FHFA and the lack of sufficient HUD commitment authority from the Federal government.

For the three months ended September 30, 2013, the growth in expenses was primarily attributable to an increase in amortization and depreciation resulting from an increase in the MSR portfolio due to organic growth of the Company and the Acquisition, partially offset by decreases in the amortization of intangible assets due to a smaller intangible asset base in 2013 compared to 2012. For the nine months ended September 30, 2013, the growth in expenses was primarily attributable to increases in compensation costs as a result of the Acquisition, amortization and depreciation due to an increase in the MSR portfolio resulting from organic growth and the Acquisition, and other operating expenses.

Our net income was $8.1 million and $30.3 million for the three and nine months ended September 30, 2013, compared to $7.1 million and $22.2 million for the three and nine months ended September 30, 2012, increases of 13% and 36%, respectively.

Revenues

Gains from mortgage banking activities. Gains from mortgage banking activities were $45.3 million for the three months ended September 30, 2013, compared to $53.4 million for the three months ended September 30, 2012, a 15% decrease. For the nine months ended September 30, 2013, gains from mortgage banking activities were $151.3 million, compared to $107.1 million for the same period in 2012, a 41% increase. Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. The decrease for the three months ended September 30, 2013 was primarily the result of lower origination volumes compared to the same period in 2012. The increase for the nine months ended September 30, 2013 is primarily attributable to the increases in the volume of loans originated year over year due to the Acquisition.

Origination volumes decreased to $1.8 billion for the three months ended September 30, 2013 from $2.2 billion for the three months ended September 30, 2012, a 19% decrease. The primary contributors to this decrease were the aforementioned actions of the FHFA and the lack of sufficient HUD commitment authority from the Federal government. The decrease in gains from mortgage banking activities was partially offset by a slightly higher loan origination fee margin and a slightly higher average fair value of the expected net cash flows associated with servicing the loan as a percentage of loan origination volume for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Origination volumes increased to $6.1 billion for the nine months ended September 30, 2013 from $4.2 billion for the nine months ended September 30, 2012, a 44% increase. In addition, we experienced an increase in the origination fee margin achieved. The increase in gains from mortgage banking activities due to loan origination volumes and origination fee margin was partially offset by a decline in the average fair value of the expected net cash flows associated with servicing the loan as a percentage of loan origination volume for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The change in the mix of our origination volumes from 2012 to 2013 to a greater proportion of brokered originations was the primary contributor to the decrease in the average fair value of the expected net cash flows associated with servicing the loan as a percentage of loan origination volume.

Servicing fees. Servicing fees were $23.0 million for the three months ended September 30, 2013 compared to $13.3 million for the three months ended September 30, 2012, a 72% increase. For the nine months ended September 30, 2013, servicing fees were $66.5 million, compared to $32.5 million for the same period in 2012, a 104% increase. The increases were primarily attributable to increases in the average servicing portfolio resulting from the Acquisition. The average servicing portfolio for the three months ended September 30, 2013 was $38.3 billion compared to $21.9 billion for the three months ended September 30, 2012. The average servicing portfolio for the nine months ended September 30, 2013 was $37.2 billion compared to $18.9 billion for the nine months ended September 30, 2012.

Net warehouse interest income. Net warehouse interest income was $1.8 million and $5.2 million for the three and nine months ended September 30, 2013 compared to $1.2 million and $3.3 million for the three and nine months ended September 30, 2012, a 43% and 59% increase, respectively. The increase related to the three-month period is primarily attributable to a 114% increase in the net warehouse margin, partially offset by a 32% decrease in the average outstanding warehouse balance. The increase related to the nine-month period is attributable to a 43% increase in the average outstanding warehouse balance, partially offset by a $0.8 million increase in warehouse-related fees year over year resulting from amendments made to our warehouse lines. Warehouse-related fees primarily consist of commitment and usage fees. The components of net warehouse interest income are (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Warehouse interest income	$4,877	$4,169	$15,083	$9,722
Warehouse interest expense	(3,094)	(2,921)	(9,917)	(6,463)
Warehouse interest income, net	$1,783	$1,248	$5,166	$3,259

Escrow earnings and other interest income. Escrow earnings and other interest income was $1.0 million for the three months ended September 30, 2013 compared to $0.7 million for the three months ended September 30, 2012, a 46% increase. During the nine months ended September 30, 2013, escrow earnings and other interest income was $2.9 million, compared to $1.8 million for the same period in 2012, a 63% increase. The increases for both the three and nine month periods were primarily attributable to increases in escrow earnings rates on servicing portfolio escrow balances, as well as increases in our average escrow balances held.

Other. Other income was $2.6 million and $7.8 million for the three and nine months ended September 30, 2013, compared to $1.5 million and $6.6 million for the three and nine months ended September 30, 2012. The increase for the three-month period was primarily attributable to increases in miscellaneous fees of $0.7 million and prepayment penalty fees of $0.4 million. The increase for the nine-month period was primarily attributable to increases in assumption fees of $1.1 million and prepayment penalty fees of $1.1 million, partially offset by a $1.2 million decrease in miscellaneous fees.

Expenses

Personnel. Personnel expense was $31.1 million for the three months ended September 30, 2013, compared to $32.2 million for the three months ended September 30, 2012, a 3% decrease. For the nine months ended September 30, 2013, personnel expense was $96.7 million, compared to $61.2 million for the same period in 2012, a 58% increase. The decrease for the three-month period was primarily attributable to decreases in loan origination related fees on which the resulting loan originator commissions are based. The increase for the nine-month period was primarily attributable to increases in loan origination related fees on which the resulting loan originator commissions are based, as well as increases in compensation expense as the Company invested in its loan origination platform through the addition and retention of origination teams, new regional offices, and an increase in the average employee headcount since September 30, 2012.

Amortization and depreciation. Amortization and depreciation expense was $19.4 million for the three months ended September 30, 2013, compared to $9.6 million for the three months ended September 30, 2012, a 102% increase. For the nine months ended September 30, 2013, amortization and depreciation expense was $54.4 million, compared to $23.6 million for the same period in 2012, a 131% increase. The increases for the three- and nine-month periods were primarily attributable to the increases in loan origination activity and resulting growth in the capitalization of MSRs and the addition of $130.5 million of MSRs from the

Acquisition, all of which are subsequently amortized. In addition, write offs of MSRs due to the prepayment or default of loans underlying MSRs increased $2.8 million and $6.5 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012.

Amortization of intangible assets. Amortization of intangible assets was $1.1 million and $2.8 million for the three and nine months ended September 30, 2013 compared to $7.4 million for the three and nine months ended September 30, 2012. Intangible assets relate principally to the customer contract intangible asset acquired from CWCapital. A substantial amount of the intangible asset balance was amortized in 2012 as the underlying customer contracts were satisfied. The decreases for the three and nine months ended September 30, 2013 compared to the same periods in 2012 are the result of customer contracts remaining unamortized and being satisfied in 2013 compared to 2012.

Provision for risk-sharing obligations. The provision for risk-sharing obligations was a net benefit of $0.2 million for the three months ended September 30, 2013 compared to a net benefit of $0.8 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the provision for risk-sharing obligations was $1.0 million, compared to $1.1 million for the same period in 2012, an 11% decrease. During the three months ended September 30, 2012, a property for which we share risk was sold at a price that resulted in no loss sharing obligation for the Company. The previously recognized loss reserve for that property was reversed in the third quarter, resulting in a net benefit. During the three months ended September 30, 2013, two loans for which we share risk matured and were paid off by the borrower. The previously recognized loss reserves for these two loans were reversed in the third quarter, resulting in a net benefit. For the nine months ended September 30, 2013, the decrease is primarily attributable to fewer defaulted loans than during the nine months ended September 30, 2012. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

Interest expense on corporate debt. The interest expense on corporate debt was $0.9 million for the three months ended September 30, 2013, compared to $0.4 million for the three months ended September 30, 2012, a 120% increase. This increase was primarily attributable to a 107% increase in the average corporate debt outstanding. During the nine months ended September 30, 2013, interest expense on corporate debt was $2.7 million, compared to $0.7 million for the same period in 2012, a 274% increase. This increase was primarily attributable to a 176% increase in the average corporate debt outstanding.

Other operating expenses. Other operating expenses were $8.6 million for the three months ended September 30, 2013, compared to $9.6 million for the three months ended September 30, 2012, a 10% decrease. For the nine months ended September 30, 2013, other operating expenses were $27.1 million, compared to $20.8 million for the same period in 2012, a 30% increase. The decrease for the three months ended September 30, 2013 compared to the same period in 2012 is the result of Acquisition-related expenses incurred in 2012 for which there was no comparable expense in 2013. The increase for the nine months ended September 30, 2013 was primarily attributable to increases in office expenses and travel and entertainment expenses. Office expenses increased due to increased rent from the expansion of our corporate headquarters and the addition of several regional offices and due to a lease termination fee of $0.8 million incurred in 2013 for which there was no comparable expense in 2012. Travel and entertainment expenses increased due to the increased headcount and the growth of the Company and operations, including growth from the Acquisition.

Income tax expense. Income tax expense for the three and nine months ended September 30, 2013 was $4.6 million and $18.5 million, respectively. Income tax expense for the three and nine months ended September 30, 2012 was $4.7 million and $14.2 million, respectively. The increase in income tax expense for the nine-month period was due to increases in income from operations. For the nine months ended September 30, 2013, the increase due to the increase in income from operations was slightly offset by refunds received from various taxing jurisdictions.

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

Cash Flow from Financing Activities

We use our warehouse loan facilities and our corporate cash to fund loan closings. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically we have used a combination of long-term debt and equity to fund acquisitions.

We currently have no intention to pay dividends on our common stock in the foreseeable future.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Our unrestricted cash balance was $61.0 million and $82.6 million as of September 30, 2013 and September 30, 2012, respectively, a $21.6 million decrease. This decrease was largely attributable to $13.0 million cash investment in interim loans and $13.4 million used to fund pledged securities to meet Fannie Mae collateral requirements during the 12 months ended September 30, 2013.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash provided by operating activities was $751.1 million for the nine months ended September 30, 2013 compared to cash used in operating activities of $902.3 million for the nine months ended September 30, 2012. The increase in cash flows provided by operations for the nine months ended September 30, 2013 is primarily attributable to the net receipt of $730.2 million from sales of loans to third parties, net of originations of loans held for sale during the nine months ended September 30, 2013 compared to the net use of $903.0 million for originations of loans held for sale, net of sales of loans to third parties during the nine months ended September 30, 2012. Excluding cash provided by and used for the sale and purchase of loans, cash flows provided by operations was $20.9 million for the nine months ended September 30, 2013 compared to cash flows provided by operations of $0.7 million for the nine months ended September 30, 2012.

We invested $114.3 million and $229.1 million for the nine months ended September 30, 2013 and 2012, respectively, a $114.9 million decrease from 2012 to 2013. The decrease is primarily attributable to the cash invested in the Acquisition of $208.1 million in 2012 for which there was no comparable investment in 2013, partially offset by an increase in the net investment in loans held for investment from $16.4 million during the nine months ended September 30, 2012 to $109.9 million during the nine months ended September 30, 2013, a $93.5 million increase.

Cash used in financing activities was $0.6 billion for the nine months ended September 30, 2013 compared to $1.2 billion cash provided by financing activities for the nine months ended September 30, 2012. This decrease was primarily attributable to net repayments of warehouse notes payable totaling $730.0 million in 2013 compared to net borrowings of warehouse notes payable totaling $939.3 million in 2012. In addition, proceeds from the issuance of common stock decreased $149.5 million, and borrowings of notes payable decreased $83.0 million. These decreases in cash year over year were partially offset by increases in cash year over year resulting from increases of $63.0 million of net interim warehouse notes borrowings and secured borrowings of $19.8 million, and a decrease of $17.6 million in repayments of notes payable.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio; if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2013. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2013, the net worth requirement was $89.8 million and the Company’s net worth was $229.5 million, as defined. As of September 30, 2013, we were required to maintain at least $16.9 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2013, we had operational liquidity of $69.3 million.

Under our warehouse lines of credit and term note agreements, we are required to comply with various financial covenants. As of September 30, 2013, we were in compliance with all such financial covenants.

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

Restricted cash and pledged securities consist primarily of collateral for our risk-sharing obligations and good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of September 30, 2013, we pledged securities of $42.5 million to collateralize our Fannie Mae DUS risk-sharing obligations.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). We are required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. On March 29, 2013, Fannie Mae announced changes to the DUS Capital Standards that are retroactive to January 1, 2013. These changes were as follows:

•

Restricted liquidity requirements for Tier 1 loans were increased from 90 basis points to 110 basis points. The increased reserve requirement must be met immediately. We have an insignificant number of Tier 1 loans in our portfolio; therefore, the incremental restrictive liquidity requirement did not have a material impact our operations, and we do not expect it to have a material impact on our operations in the future;

•

Restricted liquidity requirements for existing Tier 2 loans were increased from 60 basis points to 75 basis points. The restricted liquidity requirement on new Tier 2 loans will continue to be funded over a 48 month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirement on existing Tier 2 mortgage loans will increase gradually by three basis points per quarter for eight quarters through December 31, 2014.

•

Restricted liquidity held as collateral in the form of US Treasuries experienced a collateral reduction increasing from 0% to 3%, the discount on US Federal Agency Securities increased from 3% to 4%, and the discount on money market funds holding US Treasuries increased from 0% to 5%. As of September 30, 2013, we held all of our restricted liquidity in money market funds holding US Treasuries.

We are in compliance with the Fannie Mae September 30, 2013 collateral requirements. Additionally, we are in compliance with the September 30, 2013 liquidity requirements of Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of September 30, 2013, reserve requirements for the September 30, 2013 DUS loan portfolio will require the Company to fund $42.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio.

Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs and to assist in funding interim loans, we have five warehouse facilities that we use to fund substantially all of our loan originations. As of September 30, 2013, we had four committed warehouse lines of credit in the aggregate amount of $1.3 billion with certain national banks and a $500.0 million uncommitted facility with Fannie Mae. Consistent with industry practice, four of these facilities are revolving commitments we expect to renew annually, and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Warehouse Facility #1:

On September 4, 2012, contemporaneous with the closing of the Acquisition, we entered into the Warehousing Credit and Security Agreement with a national bank for a committed warehouse line that was scheduled to mature on September 3, 2013. The commitment under the warehouse line was $575.0 million as of September 30, 2013. The Warehousing Credit and Security Agreement provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus a spread. On April 12, 2013, we executed an amendment to the Warehousing Credit and Security Agreement, reducing the interest rate under the line to 30-day LIBOR plus 165 basis points. On June 13, 2013, we executed an amendment to the Warehousing Credit and Security Agreement, further reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. On August 30, 2013, we executed an amendment to the warehousing agreement, extending the maturity date of the warehouse line from September 3, 2013 to September 2, 2014. No other material modifications were made to the agreement.

As of September 30, 2013, we had $170.3 million of borrowings outstanding under this line with a corresponding unpaid principal balance of loans held for sale.

Warehouse Facility #2:

On September 4, 2012, contemporaneous with the closing of the Acquisition, we amended our $350.0 million committed warehouse agreement that was scheduled to mature on February 28, 2013. The committed warehouse facility provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. The amendment, among other things, extended the maturity date to September 3, 2013, reduced the rate for borrowing from the average 30-day LIBOR plus 185 basis points to the average 30-day LIBOR plus 175 basis points. On January 25, 2013, we entered into an amendment to increase the borrowing capacity from $350.0 million to $450.0 million. On April 2, 2013, we executed an amendment to the warehouse agreement, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. On June 25, 2013 we executed an amendment to and restatement of the warehouse agreement related to the warehouse facility. The amendment and restatement, among other things, increased the borrowing capacity to $650.0 million from $450.0 million and extended the maturity date from September 3, 2013 to June 24, 2014. No other material modifications were made to the agreement.

As of September 30, 2013, we had $101.9 million of borrowings outstanding under this line with a corresponding unpaid principal balance of loans held for sale.

Warehouse Facility #3:

We have a committed warehouse line agreement that was scheduled to mature on July 21, 2013, subject to one year extensions at the lenders’ discretion. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to us. On July 19, 2013, we executed an amendment to the warehouse agreement related to this warehouse facility, extending the maturity date from July 21, 2013 to

September 19, 2013. On August 19, 2013, we executed an amendment to the warehouse agreement, extending the maturity date from September 19, 2013 to September 21, 2014. Additionally, the committed amount was increased from $35.0 million to $57.4 million. The interest rate for advances made on or after July 21, 2013 was reduced from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 200 basis points. No other material modifications were made to the agreement.

As of September 30, 2013, there were $40.9 million of borrowings outstanding under this line with one corresponding loan classified as held for investment.

Warehouse Facility #4:

On October 5, 2012, we closed a $50.0 million committed warehouse line agreement that was scheduled to mature on October 4, 2013. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 250 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the warehouse agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the warehouse agreement. On September 24, 2013, we executed an amendment to the warehousing agreement. Among other things, the amendment extended the maturity date of the warehouse line from October 4, 2013 to December 4, 2013 and increased the commitment amount from $50.0 million to $60.0 million.

As of September 30, 2013, there were $41.5 million of borrowings outstanding under this line with five corresponding loans classified as held for investment.

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

As of September 30, 2013, we had $75.2 million of borrowings outstanding under this program with a corresponding unpaid principal balance of loans held for sale. There is no expiration date for this facility.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of September 30, 2013, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our current loan origination needs.

Debt Obligations

On September 4, 2012, and substantially contemporaneous with the closing of the Acquisition, we entered into a senior secured term loan credit agreement (the “Credit Agreement”). The Credit Agreement provides for an $83.0 million term loan (the “Term Loan”). At September 30, 2013, there were $74.7 million of borrowings outstanding under the Credit Agreement.

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

In October 2013, we announced a plan to secure an institutional senior secured term note. The note is expected to have a principal amount between $150.0 and $200.0 million with customary terms for this type of debt financing. If we obtain this debt financing, we intend to pay off the outstanding principal balance of the Credit Agreement and use the remaining proceeds for general corporate purposes, including strategic growth opportunities. The execution of such indebtedness is dependent upon market conditions, which have not been favorable during and following the budget impasse in early October 2013.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Key Credit Metrics
Fannie Mae servicing portfolio:
Fannie Mae Full Risk	$13,040,301	$11,096,910	$13,040,301	$11,096,910
Fannie Mae Modified Risk	4,220,132	4,131,980	4,220,132	4,131,980
Fannie Mae No Risk	2,391,784	3,224,054	2,391,784	3,224,054
Total Fannie Mae	$19,652,217	$18,452,944	$19,652,217	$18,452,944
Freddie Mac servicing portfolio:
Freddie Mac Modified Risk	$68,678	$69,037	$68,678	$69,037
Freddie Mac No Risk	10,078,344	8,353,711	10,078,344	8,353,711
Total Freddie Mac	$10,147,022	$8,422,748	$10,147,022	$8,422,748
GNMA/HUD servicing portfolio:
GNMA/HUD Full Risk	$4,895	$5,018	$4,895	$5,018
GNMA/HUD No Risk	4,994,503	4,417,164	4,994,503	4,417,164
Total GNMA/HUD	$4,999,398	$4,422,182	$4,999,398	$4,422,182

Interim loans (full risk) servicing portfolio	$119,420	$16,500	$119,420	$16,500

Brokered servicing portfolio	$3,748,564	$2,572,188	$3,748,564	$2,572,188

Total servicing portfolio unpaid principal balance	$38,666,621	$33,886,562	$38,666,621	$33,886,562

At risk servicing portfolio (1)	$14,856,102	$12,931,149	$14,856,102	$12,931,149
60+ Day delinquencies, within at risk portfolio	9,115	19,050	9,115	19,050
At risk loan balances associated with allowance for risk-sharing obligations	$72,058	$153,670	$72,058	$153,670

Allowance for risk-sharing obligations:
Beginning balance	$12,322	$13,629	$15,670	$14,917
Provision for risk-sharing obligations	(155)	(848)	997	1,126
Allowance for risk-sharing obligations, CWCapital acquisition	—	4,063	—	4,063
Net write-offs (2)	(3,706)	—	(8,206)	(3,262)
Ending balance	$8,461	$16,844	$8,461	$16,844

60+ Day delinquencies as a percentage of the at-risk portfolio	0.06%	0.15%	0.06%	0.15%
Provision for risk-sharing as a percentage of the at-risk portfolio	0.00%	-0.01%	0.01%	0.01%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.06%	0.13%	0.06%	0.13%
Net write-offs as a percentage of the at-risk portfolio	0.02%	0.00%	0.06%	0.03%
Allowance for risk-sharing as a percentage of the specifically identified at-risk balances	11.74%	10.96%	11.74%	10.96%

(1)

At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac and GNMA/HUD loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk servicing portfolio.

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

Fannie Mae DUS risk-sharing obligations are based on a tiered formula and represent substantially all of our risk-sharing activities. The risk-sharing tiers and amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb is 20% of the original unpaid principal balance (UPB) of the loan at the time of default.

Risk-Sharing Tier	Percentage Absorbed by Us
First 5% of the UPB at the time of loss settlement	100%
Next 20% of the UPB at the time of loss settlement	25%
Losses above 25% of the UPB at the time of loss settlement	10%
Maximum lender loss	20% of original UPB

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

We occasionally request modified risk-sharing based on the size of the loan. Our current credit management policy is to cap the loan balance subject to full risk-sharing at $60.0 million. Accordingly, we currently generally elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss on any loan to $12.0 million. However, we may on occasion elect to originate a loan with full risk sharing even when the loan balance is greater than $60.0 million if we believe the loan characteristics support such an approach.

A provision for risk-sharing obligations is recorded, and the allowance for risk-sharing obligations is increased, when it is probable that we have incurred a risk-sharing obligation. The provisions historically have been for Fannie Mae loans with full risk-sharing. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before a loan becomes 60 days delinquent. Our estimates of value are determined considering broker opinions and other sources of market value information relevant to underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

As of September 30, 2013 and 2012, $9.1 and $19.1 million, respectively, of our at-risk balances were more than 60 days delinquent. For the three months ended September 30, 2013, our provision for risk-sharing obligations was a net benefit of $0.2 million, or less than one basis point of the at-risk balance compared to a net benefit of $0.8 million, or one basis point of the at-risk balance for the three months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, our provisions for risk-sharing obligations were $1.0 million and $1.1 million, respectively, or one basis point of the at-risk balance, respectively.

As of September 30, 2013 and 2012, our allowance for risk-sharing obligations was $8.5 million and $16.8 million, respectively, or 6 basis points and 13 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of September 30, 2013, we have advanced $2.4 million of principal and interest payments on the loans associated with our $8.5 million allowance. Accordingly, if the $8.5 million in estimated losses were realized at September 30, 2013, the Company would be required to fund an additional $6.1 million.

We have never been required to repurchase a loan that we have underwritten and have never incurred a loss related to a repurchased loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

There were no accounting pronouncements issued during the third quarter of 2013 that have the potential to impact the Company. All other recently issued accounting pronouncements and their expected impact to the Company have been disclosed previously.

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

Some of our assets and liabilities are subject to changes in interest rates. The borrowing cost of our warehouse facilities are based on LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual net warehouse interest income by approximately $3.5 million based on our outstanding warehouse balance as of September 30, 2013. Approximately $74.7 million of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase or decrease in the average 30-day LIBOR would decrease or increase, respectively, our annual earnings by approximately $0.7 million based on our outstanding corporate debt as of September 30, 2013. Our loans held for investment and associated warehouse borrowings are based on LIBOR, and reset at the same intervals. As a result, any increase or decrease in the average 30-day LIBOR would have an equal and offsetting impact on our interim loan interest income and expense, and no impact on our annual earnings.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $13.2 million as of September 30, 2013. Our Fannie Mae and Freddie Mac servicing engagements generally provide for prepayment penalties, which we share in, in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. In our servicing contracts with institutional investors and HUD, we do not share in the prepayment penalties. As of September 30, 2013, 82% of the servicing fees are protected from the risk of prepayment through our sharing in contractual prepayment penalties; hence, we do not hedge our servicing portfolio for prepayment risk.

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

Capital Funding Litigation—On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case, without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court for Montgomery County, Maryland rejected the defendants’ motion to dismiss the amended complaint. Capital Funding filed a Second Amended Complaint that did not alter the claims at issue but revised their alleged damages. Defendants moved for summary judgment on all claims, including two counts of breach of contract, two counts of promissory estoppel, two counts of unjust enrichment, and two counts of unfair competition. On April 30, 2013, the Court issued an Opinion and Order which granted the motion as to the promissory estoppel counts and one count of unjust enrichment. The Court denied the motion as to all remaining claims.

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s claims were dismissed. The jury awarded Capital Funding (i) a $1.75 million judgment against defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”), Column’s parent, on Capital Funding’s unjust enrichment claim. Because the two claims cover the same facts, Capital Funding agreed it can only collect on one of the judgments, and it has elected to collect only the $10.4 million judgment against Credit Suisse.  Therefore, the Company would have no exposure. Final judgment has  been entered, and briefing on defendants’ post judgment motion to reduce or set aside the judgment has been completed.  We expect the Court will schedule a hearing on the post judgment motion in the coming weeks.  The judgment will remain subject to possible appeal.  The Company believes that Column’s indemnification fully covers the judgment.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2012 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as described in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, there have been no material changes from the disclosures provided in the 2012 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. In the quarter ended September 30, 2013, we repurchased and retired 46,042 shares of restricted stock at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
July 1-31, 2013	26,450	$18.32	26,450	N/A
August 1 -31, 2013	4,605	18.53	4,605	N/A
September 1 -30, 2013	14,987	14.77	14,987	N/A
	46,042		46,042

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

10.1	*

Letter dated September 24, 2013 regarding the Credit Agreement dated as of September 4, 2012 among Walker & Dunlop, Inc. as Borrower, certain affiliates of the Company as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Lenders party thereto, as amended.

10.2	*

Second Amendment to Credit Agreement, dated as of August 27, 2013, by and among Walker & Dunlop, Inc., as borrower, Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC as guarantors, the lenders referred to therein, and Bank of America, N.A., as administrative agent and collateral agent for the lenders.

10.3

Fifth Amendment to Warehousing Credit and Security Agreement, dated as of August 30, 2013, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013)

31.1	*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Walker & Dunlop, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	XBRL Instance Document
101.2	*	XBRL Taxonomy Extension Schema Document
101.3	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	XBRL Taxonomy Extension Label Linkbase Document
101.6	*	XBRL Taxonomy Extension Presentation Linkbase Document

*:	Filed herewith.
†:	Denotes a management contract or compensation plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2013	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

		By:	/s/ Stephen P. Theobald
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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1*

Letter dated September 24, 2013 regarding the Credit Agreement dated as of September 4, 2012 among Walker & Dunlop, Inc. as Borrower, certain affiliates of the Company as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Lenders party thereto, as amended.

10.2*

Second Amendment to Credit Agreement, dated as of August 27, 2013, by and among Walker & Dunlop, Inc., as borrower, Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC as guarantors, the lenders referred to therein, and Bank of America, N.A., as administrative agent and collateral agent for the lenders.

10.3

Fifth Amendment to Warehousing Credit and Security Agreement, dated as of August 30, 2013, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013)

31.1*		Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certification of Walker & Dunlop, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*		Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	XBRL Instance Document

101.2	*	XBRL Taxonomy Extension Schema Document
101.3	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	XBRL Taxonomy Extension Label Linkbase Document
101.6	*	XBRL Taxonomy Extension Presentation Linkbase Document

*:	Filed herewith.
†:	Denotes a management contract or compensation plan, contract or arrangement.