Form 10-K
period 2013-12-31
Walker & Dunlop, Inc.
filed 2014-03-07
CIK 1497770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (301) 215-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $314.8 million as of the end of the Registrant’s second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2013). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of March 3, 2014 there were 35,106,100 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2014 are incorporated by reference into Part III of this report.

INDEX

		Page

PART I

Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Mine Safety Disclosures	24

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	54
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B.	Other Information	56

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	56
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions, and Director Independence	56
Item 14.	Principal Accountant Fees and Services	56

PART IV

Item 15.	Exhibits and Financial Statement Schedules	56
EX-10.16
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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	the future of the GSEs and their impact on our business;

•	the future funding level of HUD, including whether such funding level will be sufficient to support future firm commitment requests, and its impact on our business;

•	changes in the interest-rate environment and its impact on our business;

•	our growth strategy;

•	our projected financial condition, liquidity and results of operations;

•	our ability to obtain and maintain warehouse and other loan funding arrangements;

•	availability of and our ability to retain qualified personnel and our ability to develop relationships with borrowers, key principals and lenders;

•	degree and nature of our competition;

•	the outcome of pending litigation;

•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies and actions;

•	our ability to comply with the laws, rules and regulations applicable to us;

•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets or the general economy; and

•	general volatility of the capital markets and the market price of our common stock.

While forward-looking statements reflect our good faith projections, assumptions and expectations, they are not guarantees of future results. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by applicable law. For a further discussion of these and other factors that could cause future results to differ materially from those expressed or contemplated in any forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Operating Results.”

Item 1.	Business.

General

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate finance products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac,” ™ and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for a number of life insurance companies, commercial banks, commercial mortgage backed securities (“CMBS”), and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also originate and hold interim loans on our balance sheet and offer proprietary CMBS and large interim loan programs through our partnerships with large institutional investors. Additionally, through our subsidiary entities, we provide institutional advisory, asset management, and investment management services specializing in debt, structured debt and equity. We have been in business for more than 76 years and a Fannie Mae DUS lender since 1988, when the DUS program began.

The sale of each loan through GSE and HUD programs is negotiated prior to rate locking or closing the loan with the borrower. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the loan’s balance at origination. In addition to our risk-sharing obligations, we may be obligated to repurchase loans that are originated for GSE and HUD programs if certain representations and warranties that we provide in connection with such originations are breached. We have never been required to repurchase a loan. We have established a strong credit culture over decades of originating loans and are committed to disciplined risk management from the initial underwriting stage through loan payoff.

Since 2011, we have offered interim loans for our balance sheet that provide floating-rate debt to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Program”). We closed our first loan under the Program in February 2012. We underwrite all loans originated through the Program. During the time the loans are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on our balance sheet during such time that they are outstanding. We have not experienced any delinquencies or incurred any losses on loans originated under the Program. We held seven loans originated under the Program with an aggregate $134.7 million balance as of December 31, 2013.

In January 2009, W&D, Inc., its affiliate Green Park Financial Limited Partnership, and Column Guaranteed LLC (“Column”), an affiliate of Credit Suisse Securities (USA) LLC, contributed their assets to a newly formed entity, Walker & Dunlop, LLC (the “Column transaction”).

Walker & Dunlop, Inc. is a holding company, and we conduct substantially all of our operations through Walker & Dunlop, LLC, our operating company. In December 2010, we completed our initial public offering, pursuant to which we sold 6,666,667 shares and selling stockholders sold 3,333,333 shares of our common stock at a price per share of $10.00, resulting in gross proceeds to us of $66.7 million. In connection with our initial public offering, we completed certain formation transactions through which Walker & Dunlop, LLC became a wholly owned subsidiary of Walker & Dunlop, Inc., a newly formed Maryland corporation (the “Formation Transaction”). In connection with the Formation Transaction, members of the Walker family, certain of our directors and executive officers and certain other individuals and entities who owned direct and indirect equity interests in Walker & Dunlop, LLC contributed their respective interests in such entities to Walker & Dunlop, Inc. in exchange for shares of our common stock.

On June 7, 2012, we entered into a purchase agreement (the “Purchase Agreement”), by and among us, our indirect wholly owned subsidiary, Walker & Dunlop, LLC, CWCapital LLC (“CWCapital”) and CW Financial Services LLC (“CW Financial”), pursuant to which Walker & Dunlop, LLC agreed to acquire all of CW Financial’s interests in CWCapital (the “Acquisition”), for approximately $220.0 million (comprising a cash payment to CW Financial of $80.0 million and the balance consisting of our issuance in a private placement to CW Financial of approximately 11.6 million shares of common stock).

The Acquisition closed, pursuant to the terms of the Purchase Agreement, on September 4, 2012. Upon closing of the Acquisition, CWCapital became our indirect wholly owned subsidiary and was renamed Walker & Dunlop Capital, LLC. The consideration transferred at the close of the Acquisition totaled approximately $231.1 million, consisting of $80.0 million in cash and 11,647,255 shares of our common stock at a closing date fair value of approximately $151.1 million. The increase in the fair value of the consideration transferred is the result of an increase in the fair value of our common stock from execution of the Purchase Agreement to the closing date. By virtue of our ownership of CWCapital, we also acquired a 50% ownership in ARA Finance LLC, a joint venture with ARA Finco LLC, in which ARA Finco LLC owns the remaining 50% of ARA Finance LLC. We account for this investment in ARA Finance LLC under the equity method of accounting.

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

During the third quarter of 2013, we launched a large loan bridge program (the “Bridge Program”) through a partnership in which we own a five-percent interest (“Bridge Partnership”). The Bridge Program offers floating-rate loans of $30 million or greater to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The loans in the Bridge Program are selected and funded by the Bridge Partnership and underwritten by us. We receive an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The Bridge Partnership assumes the full risk of loss on the loans. We account for our five-percent interest under the equity method of accounting. The Bridge Partnership held one loan originated under the Bridge Program with a $44.2 million unpaid principal balance as of December 31, 2013.

During the fourth quarter of 2013, we formed a partnership with an affiliate of Fortress Investment Group, LLC, our largest stockholder, in which we own a 20 percent interest (“CMBS Partnership”). The CMBS Partnership will operate a Commercial Mortgage Backed Securities (“CMBS”) program (“CMBS Program”). The CMBS Program will offer financing for all commercial property types throughout the United States. The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 90 days of origination. The loans in the CMBS Program will be selected and funded by the CMBS Partnership and underwritten by us. We will receive a fee for servicing the loans. The CMBS Partnership will assume the full risk of loss on the loans while it holds the loans. We account for our 20 percent interest under the equity method of accounting. The CMBS Partnership originated no loans through the CMBS Program, and the activities of the CMBS Program were immaterial during the year ended December 31, 2013.

Our Product Offerings

We originate, sell, and service a range of multifamily and other commercial real estate financing products, including Multifamily Finance, FHA Finance, Capital Markets, and Proprietary Capital. Our clients are developers and owners of real estate across the United States. We focus primarily on multifamily properties and offer a range of commercial real estate finance products to our customers, including first mortgage loans, second trust loans, supplemental financings, construction loans, mezzanine loans, bridge/interim loans, and equity investments. We originate and sell loans under the programs of the GSEs and HUD. We retain servicing rights and asset management responsibilities on nearly all loans made under the GSE and HUD programs and some of the loans that we place with institutional investors. Our long-established relationships with Fannie Mae, Freddie Mac, HUD, and institutional investors enable us to offer this broad range of loan products and services. Each of our product offerings is designed to maximize our ability to meet client needs, source capital, and grow our commercial real estate finance business.

Multifamily Finance

We are one of 24 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing, and certain healthcare properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower’s default. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations.” Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. We also are contracted by Fannie Mae to service all loans that we originate under the Fannie Mae DUS program.

We are one of 24 lenders approved as a Freddie Mac Program Plus lender under which we originate and sell to Freddie Mac multifamily and healthcare loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under the program, we submit our completed loan underwriting package to Freddie Mac and obtain Freddie Mac’s commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We do not have any material risk-sharing arrangements on loans we sell to Freddie Mac under Program Plus. We also are contracted by Freddie Mac to service all loans that we originate under its program.

FHA Finance

As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, senior housing and healthcare facilities. We submit our completed loan underwriting package to HUD and obtain HUD’s approval to originate the loan.

HUD-insured loans are typically placed in single loan pools which back Ginnie Mae securities. Ginnie Mae is a United States government corporation in The United States Department of Housing and Urban Development. Ginnie Mae securities are backed by the full faith and credit of the United States, and we generally do not bear any risk of loss on Ginnie Mae securities. In the event of a default on a HUD-insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan, and Ginnie Mae will reimburse the remaining losses. We are obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the Ginnie Mae security is fully paid.

Capital Markets

We serve as an intermediary in the placement of commercial real estate debt between institutional sources of capital, such as life insurance companies, investment banks, commercial banks, pension funds, CMBS, and other institutional investors, and owners of all types of commercial real estate. A client seeking to finance or refinance a property will seek our assistance in developing different alternatives and soliciting interest from various sources of capital. We often advise on capital structure, develop the financing package, facilitate negotiations between our client and institutional sources of capital, coordinate due diligence, and assist in closing the transaction. In these instances, we do not underwrite or fund the loan and do not retain any interest in the loan. In cases where we do not fund the loan, we act as a loan broker and service some of these loans.

Proprietary Capital

We obtain the capital that we deploy in our Proprietary Capital lending operations, generally through partnership arrangements, from institutional investors. We typically make investments side by side with our investors and serve as the manager or general manager of the partnership. In our capacity as manager, we leverage the invested capital to originate, hold, and service commercial real estate debt, including interim loans and CMBS. The products we currently offer include:

Interim Loans

Our interim loan program offers floating-rate debt, for terms of up to two years with original principal balances of generally up to $30.0 million, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. Under the Program, we finance and underwrite the loans originated through the Program, and during the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Program, with the ultimate goal of providing permanent financing on the properties.

Large Bridge Loans

The Bridge Program offers floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The Bridge Program is offered for loans of $30.0 million or more and for terms of up to three years. The loans in the Bridge Program are selected and funded by a partnership and underwritten by us. We receive an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The partnership assumes the full risk of loss on the loans.

CMBS

In addition to our CMBS product offering through our Capital Markets platform, we offer CMBS executions through our CMBS Program. The CMBS Program, of which we own 20%, offers a conduit execution and is offered at a competitive rate to all types of commercial properties throughout the United States. The property types include multifamily, hospitality, retail, office, industrial, and commercial real estate. We identify suitable borrowers and underwrite the loans, and the CMBS Partnership selects and originates the loans. We do not hold the loans and bear none of the losses that may result from a borrower default after the loan is sold to a CMBS conduit. We perform the servicing for loans originated through the CMBS Program.

Investment Services

In the future, we intend to form additional partnerships in an effort to provide clients with a broader selection of commercial real estate finance products. We believe the financing alternatives provided by such partnerships would complement our existing product offerings. We expect that third-party investors would likely provide the great majority of capital for these partnerships. These partnerships would allow us to effectively leverage our cash without borrowing additional capital, strengthen and create relationships with institutional investors, create an ongoing, stable stream of asset management fees, and potentially realize substantial returns on equity depending on the performance of the partnerships. In anticipation of forming these partnerships, we formed a wholly owned subsidiary to provide investment management services directly to any new funds we may create or any partnerships that we manage.

Direct Loan Originators and Correspondent Network

We originate loans directly through loan originators operating out of 21 offices nationwide. At December 31, 2013, we employed 61 loan originators. These individuals have deep knowledge of the commercial real estate lending business and bring with them extensive relationships with some of the largest multifamily property owners in the country. They have a thorough understanding of the financial needs and objectives of borrowers, the geographic markets in which they operate, market conditions specific to different types of commercial properties and how to structure a loan product to meet those needs. These loan originators collect and analyze financial and property information, assist the borrower in submitting information required to complete a loan application and, ultimately, help the borrower close the loan. Our loan originators are paid a salary and commissions based on the fees associated with the loans that they originate.

In addition to our group of loan originators, at December 31, 2013, we had correspondent agreements with 25 independently owned mortgage banking companies across the country with which we have relationships for GSE and HUD loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s) and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and a fee paid out over time based on the servicing revenue stream over the life of the loan.

Underwriting and Risk Management

We use several tools to manage our Fannie Mae risk-sharing exposure. These tools include an underwriting and approval process, evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our geographic, borrower and key principal exposures, and using modified risk-sharing under the Fannie Mae DUS program.

Our underwriting process begins with a review of suitability for our investors and a detailed review of the borrower, key principal(s), and the property. We review a borrower’s financial statements for minimum net worth and liquidity requirements, as well as credit and criminal background checks. We also review a borrower’s and key principal(s)’s operating track record, including evaluating the performance of other properties owned by the applicable borrower and key principal(s). We also consider the borrower’s and key principal(s)’s bankruptcy and foreclosure history. We believe that lending to a borrower and key principal(s) with a proven track record as an operator mitigates our credit risk.

We review the fundamental value and credit profile of the underlying property, including an analysis of regional economic trends, appraisals of the property, and reviews of historical and prospective financials. Third-party vendors are engaged for appraisals, engineering reports, environmental reports, flood certification reports, zoning reports, and credit reports. We utilize a list of approved third-party vendors for these reports. Each report is reviewed by our underwriting team for accuracy, quality, and comprehensiveness. All third-party vendors are reviewed periodically for the quality of their work and are removed from our list of approved vendors if the quality or timeliness of the reports is below our standards. This is particularly true for engineering and environmental reports on which we rely to make decisions regarding ongoing replacement reserves and environmental matters.

In addition, we maintain concentration limits with respect to our Fannie Mae loans. We limit geographic concentration, focusing on regional employment concentration and trends. We also limit the aggregate amount of loans subject to full risk-sharing for any one borrower. We minimize individual loan concentrations under our current credit management policy to cap the loan balance subject to full risk-sharing at $60.0 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss on any one loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we occasionally elect to originate a loan with full risk sharing even when the loan balance is greater than $60.0 million if we believe the loan characteristics support such an approach.

While we believe we continue to manage credit well, the multifamily sector experienced declining fundamentals during 2008, 2009, and 2010 in certain markets due to the slow economy and job losses. The declining fundamentals observed in certain markets resulted in increased delinquencies and defaults for us and the multifamily market during that time period. We observed a gradual recovery in many markets throughout 2011 and 2012 and experienced a more pronounced recovery throughout 2013. Many items can affect a borrower’s decision to default on a loan, including the property, cash flow, occupancy and maintenance needs and tax considerations, along with non-property specific issues such as general market conditions and other financing obligations of the borrower or key principal(s).

Servicing and Asset Management

We service nearly all loans we originate for the GSEs, HUD, and our proprietary capital products and some of the loans we broker for institutional investors, primarily life insurance companies. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans. We are a rated servicer, with ratings from Fitch Ratings and Standard & Poor’s. Our servicing function includes loan servicing and asset management activities, performing or overseeing the following activities:

•	carrying out all cashiering functions relating to the loan, including providing monthly billing statements to the borrower and collecting and applying payments on the loan;

•	administering reserve and escrow funds for repairs, tenant improvements, taxes and insurance;

•	obtaining and analyzing financial statements of the borrower and performing periodic property inspections;

•	preparing and providing periodic reports and remittances to the GSEs, investors, master servicers, or other designated persons;

•	administering lien filings; and

•	performing other tasks and obligations that are delegated to us.

Life insurance companies, whose loans we may service, may perform some or all of the activities identified in the list above.

For most loans we service under the Fannie Mae DUS program, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts up to 5% of the unpaid principal balance of a loan if the borrower is delinquent in making loan payments. Once the 5% threshold is met, we can apply to Fannie Mae to have the advance rate reduced to 25% of any additional principal and interest payments and tax and insurance escrow amounts, which Fannie Mae may approve at its discretion. We are reimbursed by Fannie Mae for these advances, which may be used to offset any losses incurred under our risk-sharing obligations.

Under the HUD program, we are obligated to advance tax and insurance escrow amounts and principal and interest payments on the Ginnie Mae securities until the Ginnie Mae security is fully paid. In the event of a default on a HUD-insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse most of the remaining losses.

In connection with the Acquisition, Walker & Dunlop, LLC was assigned, and became a party to, a contract with Ginnie Mae. Under the Ginnie Mae contract, Walker & Dunlop, LLC acts as a master sub-servicer of pools of loans transferred to it by Ginnie Mae for a fixed per-pool fee. As a master sub-servicer, Walker & Dunlop, LLC performs the complete range of services expected of a Ginnie Mae issuer, including default services; the servicing of current, delinquent, and defaulted loans; foreclosure services; preparation and submission of claims for FHA insurance benefits and reports to Ginnie Mae; construction loan certificates conversion services; and management oversight of projects during the term of the contract. The initial term of the contract was December 16, 2011 to December 15, 2012. The contract provides Ginnie Mae the option to extend the contract for successive one-year terms beginning on December 16 in 2012, 2013, 2014, and 2015. Ginnie Mae exercised the option to extend the contract for the 2012-2013 and 2013-2014 terms. Ginnie Mae has not transferred any loans to Walker & Dunlop, LLC under the contract, and we do not know if and when it might do so.

Our Growth Strategy

We believe we are positioned to continue growing and diversifying our business by taking advantage of opportunities in the real estate finance market.

We seek to profitably grow and diversify our business by focusing on the following areas:

•

Continue to Expand our Capital Markets Business. At December 31, 2013, we have 24 loan originators focused on capital markets transactions in Maryland, Florida, Wisconsin, Illinois, Georgia, Texas, California, and Arizona. We intend to continue to grow our Capital Markets group to strengthen our market position and borrower relationships to meet the expected increase in demand for commercial real estate debt origination and refinance activity in the coming years. We intend to continue to grow our national presence, to include additional offices focused on capital markets products and originations. Continued growth of our Capital

Markets group will provide greater exposure to the overall commercial real estate market, expose us to new correspondent relationships, and provide us with institutional access to deal flow supporting our Proprietary Capital solutions, leading to further diversified revenue streams.

•	Continue to Develop Proprietary Sources of Capital and Expand Our Product Offerings. Since our initial public offering, we have expanded our product offerings to include bridge financing for transitional properties and have launched a proprietary CMBS platform in 2014. We anticipate offering additional commercial real estate loan products to our clients as their financial needs evolve. We believe that we have the structuring, underwriting, servicing, credit and asset management expertise to offer additional commercial real estate loan products; and we believe that cash on hand, together with third-party financing sources, will allow us to meet client demand for additional products that are within our areas of expertise, including multifamily and other lending for our balance sheet or for investment funds. The access to new borrowers and deal flow from our national Capital Markets presence will enable us to effectively deploy our proprietary capital.

•	Remain a Top Five Lender in Fannie Mae, Freddie Mac and HUD Executions. We intend to further grow our GSE and HUD originations with the goal of maintaining our status as a top five lender of GSE and HUD products. For 2013, we ranked as the largest Fannie Mae DUS lender for the second consecutive year and we are the third largest Freddie Mac Program Plus seller. Additionally, we are a top loan originator for HUD. At December 31, 2013, our origination platform had approximately 37 loan originators focused on selling GSE and HUD products, supplemented by 25 independently owned mortgage banking companies with whom we have correspondent relationships. We believe that we will have significant opportunities to continue broadening our GSE and HUD origination networks in order to maintain or grow our current market position. This expansion may include organic growth, recruitment of talented origination professionals and potentially acquisitions of competitors with strong origination capabilities.

Competition

We face significant competition across our business, including, but not limited to, commercial banks, commercial real estate service providers, CMBS conduits, and insurance companies, some of which are also investors in loans we originate. Many of these competitors enjoy competitive advantages over us, including greater name recognition, financial resources, and access to lower-cost capital. Commercial banks may have an advantage over us in originating commercial loans if borrowers already have a line of credit with the bank. Commercial real estate service providers may have an advantage over us to the extent they also offer an investment sales platform.

We compete on the basis of quality of service, relationships, loan structure, terms, pricing, and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, commercial real estate, loan product expertise, and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on the basis of these factors and our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations, GSE and HUD program requirements, and consolidation in the commercial real estate finance market could lead to the entry of more competitors.

Regulatory Requirements

Our business is subject to laws and regulations in a number of jurisdictions. The level of regulation and supervision that we are subject to varies from jurisdiction to jurisdiction and is based on the type of business activities involved. The regulatory requirements that apply to our activities are subject to change from time to time and may become more restrictive, making our compliance with applicable requirements more difficult or expensive or otherwise restricting our ability to conduct our business in the manner that it is now conducted. Changes in applicable regulatory requirements, including changes in their enforcement, could materially and adversely affect us.

Federal and State Regulation of Commercial Real Estate Lending Activities

Our multifamily and commercial real estate lending, servicing and asset management businesses are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the United States. In addition, these businesses may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities, regulate conduct with borrowers, establish maximum interest rates, finance charges and other charges and require disclosures to borrowers. Although most states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies. Some states also require licensing of lenders, loan brokers, and loan servicers and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control, the Employee Retirement Income Security Act of 1974, as amended, which we refer to as “ERISA,” and federal and state securities laws and regulations.

Requirements of the GSEs and HUD

To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria from time to time established by each GSE and HUD, such as minimum net worth, operational liquidity and collateral requirements and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the respective GSE and HUD. If we fail to comply with the requirements of any of these programs, the respective GSE or HUD may terminate or withdraw our approval. In addition, the GSEs and HUD have the authority under their guidelines to terminate a lender’s authority to sell loans to it and service their loans. The loss of one or more of these approvals would have a material adverse impact on us and could result in further disqualification with other counterparties, and we may be required to obtain additional state lender or mortgage banker licensing to originate loans if that status is revoked.

Employees

At December 31, 2013, we employed 402 full-time persons. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good as demonstrated by our being named on the Great Place to Work® 2013 Best Small & Medium Workplaces List published in FORTUNE magazine in October 2013.

Available Information

We file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Director Responsibilities and Qualifications), Code of Business Conduct and Ethics, Board of Directors’ Committee Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees, Code of Ethics for Principal Executive Officer and Senior Financial Officers and the method by which interested parties may contact our Ethics Hotline.

In the event of any changes to these charters, codes or guidelines, changed copies will also be made available on our website. If we waive or amend any provision of our code of ethics, we will promptly disclose such waiver or amendment as required by SEC or New York Stock Exchange (“NYSE”) rules.

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

Investing in our common stock involves risks. You should carefully consider the following risk factors, together with all the other information contained in this Annual Report on Form 10-K, before making an investment decision to purchase our common stock. The realization of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations and the market price and liquidity of our common stock, which could cause you to lose all or a significant part of your investment in our common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

Risks Relating to Our Business

The loss of or changes in our relationships with the GSEs, HUD and institutional investors would adversely affect our ability to originate commercial real estate loans through GSE and HUD programs, which would materially and adversely affect us.

Currently, we originate a significant percentage of our loans for sale through GSE or HUD programs. We are approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from other the GSEs or HUD.

We also broker loans on behalf of certain life insurance companies, investment banks, commercial banks, pension funds, CMBS conduits, and other institutional investors that directly underwrite and provide funding for the loans at closing. In cases where we do not fund the loan, we act as a loan broker. If these investors discontinue their relationship with us and replacement investors cannot be found on a timely basis, we could be adversely affected.

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

Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities on which they provide guarantees and loans held in their investment portfolios without the direct support of the U.S. federal government, in September 2008, the Federal Housing Finance Agency (the “FHFA”) placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae and Freddie Mac by supporting the availability of mortgage financing and protecting taxpayers. The U.S. government program includes contracts between the U.S. Treasury and each of Fannie Mae and Freddie Mac that seek to ensure that each GSE maintains a positive net worth by providing for the provision of cash by the U.S. Treasury to Fannie Mae and Freddie Mac if FHFA determines that its liabilities exceed its assets. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain. Under the statute providing the framework for the GSEs’ conservatorship, either or both GSEs could also be placed into receivership under certain circumstances.

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

On March 4, 2013, FHFA released its 2013 Conservatorship Scorecard for Fannie Mae and Freddie Mac. As part of the scorecard, FHFA directed that Fannie Mae and Freddie Mac contract their presence in the marketplace while simplifying and shrinking certain operations (by lines of business). Specifically, FHFA directed each GSE to reduce the UPB amount of new multifamily business relative to 2012 by at least ten percent by tightening underwriting, adjusting pricing, and limiting product offerings, while not increasing the proportion of the GSEs’ retained risk. The GSEs contracted their 2013 multifamily loan originations consistent with the scorecard requirement, and this contraction negatively impacted our loan originations with the GSEs in 2013.

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

If the FHFA mandates additional reductions to the GSEs’ volumes for new multifamily originations or imposes additional restrictions on the GSEs’ multifamily business in 2014 and beyond, the volume of loans we originate with the GSEs could be adversely impacted. These additional mandates and restrictions could have a further material impact on our financial results in future periods.

Currently, we originate a majority of our loans for sale through Fannie Mae and Freddie Mac programs. Furthermore, a substantial majority of our servicing rights are derived from loans we sell through Fannie Mae and Freddie Mac programs. Changes in the business charters, structure, or existence of Fannie Mae or Freddie Mac could eliminate or substantially reduce the number of loans we originate with Fannie Mae or Freddie Mac, which in turn would lead to a reduction in fees related to such loans. These effects would likely cause us to realize lower revenues from our loan originations and servicing fees.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan. We have modified our risk-sharing obligations on some Fannie Mae DUS loans to reduce our potential loss exposure on those loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2013, we had pledged securities and cash of $220.2 million as collateral against future losses under $15.1 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our “at risk balance.” Fannie Mae collateral requirements may change in the future. As of December 31, 2013, our allowance for risk-sharing as a percentage of the at risk balance was 0.05%, or $7.4 million, and reflects our current estimate of our future payouts under our risk-sharing obligations. We cannot ensure that our estimate will be sufficient to cover future write offs. While we originate loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. In addition, commercial real estate values have generally declined in recent years, in some cases to levels below the current outstanding principal balance of the loan. Also, underwriting standards, including loan-to-value ratios, have become stricter. These factors create a risk that some older loans may not be able to be refinanced at maturity and thus may experience maturity defaults. Other factors may also affect a borrower’s decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2013, our 60+ days delinquency rate was 0.02% of the at risk portfolio. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

If we fail to act proactively with delinquent borrowers in an effort to avoid a default, the number of delinquent loans could increase, which could have a material adverse effect on us.

As a loan servicer, we maintain the primary contact with the borrower throughout the life of the loan and are responsible, pursuant to our servicing agreements with the GSEs, HUD and institutional investors, for asset management. We are also responsible, together with the applicable GSE, HUD, or institutional investor, for taking actions to mitigate losses. We believe we have developed an extensive asset management process for tracking each loan that we service. However, we may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can recommend a loss mitigation strategy for the GSEs and HUD, decisions regarding loss mitigation are within the control of the GSEs and HUD. Previous turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans become delinquent, we incur additional expenses in servicing and asset managing the loan. When a loan becomes delinquent, we are typically required to advance principal and interest payments and tax and insurance escrow amounts. We also could be subject to a loss of our contractual servicing fee and we could suffer losses of up to 20% (or more for loans that do not meet specific underwriting criteria or default within 12 months) of the unpaid principal balance of a Fannie Mae DUS loan with full risk-sharing. These items could have a negative impact on our cash flows and a negative effect on the net carrying value of the mortgage servicing right (MSR) on our balance sheet and could result in a charge to our earnings. As a result of the foregoing, a continuing rise in delinquencies could have a material adverse effect on us.

A reduction in the prices paid for our loans and services or an increase in loan or security interest rates by investors could materially and adversely affect our results of operations and liquidity.

Our results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay to us for our loans or services or adversely change the material terms of their loan purchases or service arrangements with us. A number of factors determine the price we receive for our loans. With respect to Fannie Mae related originations, our loans are generally sold as Fannie Mae-insured securities to third-party investors. With respect to HUD related originations, our loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

We sell loans directly to Freddie Mac. Freddie Mac may choose to hold, sell or later securitize such loans. We believe terms set by Freddie Mac are influenced by similar market factors as those that impact the price of Fannie Mae–insured or Ginnie Mae securities, although the pricing process differs. With respect to loans that are placed with institutional investors, the origination fees that we receive from borrowers are determined through negotiations, competition and other market conditions.

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

Over the past few years, we have originated mostly multifamily real estate loans that are eligible for sale through GSE or HUD programs. This focus may expose us to greater risk if the CMBS market, commercial banks, insurance companies, or other alternative sources of liquidity become more readily available to the commercial real estate finance market.

A large portion of our multifamily real estate loan originations are eligible for sale through GSE or HUD programs. Over the past few years, the number of multifamily loans financed by GSE and HUD programs has represented a large percentage of overall multifamily loan origination volume. We believe that this is the result, in part, of market dislocation and illiquidity in the secondary markets for non-GSE or HUD loans. Commercial banks, insurance companies, and the CMBS market have shown signs of a recovery over the past year. To the extent that these commercial real estate lending sources continue their recovery or liquidity in the commercial real estate finance market otherwise significantly increases, there may be less demand for loans that are eligible for sale through GSE or HUD programs, and our loan origination volume may be adversely impacted, which could materially and adversely affect us.

A significant portion of our revenue is derived from loan servicing fees, and declines in or terminations of servicing engagements or breaches of servicing agreements, including as a result of non-performance by third parties that we engage for back-office loan servicing functions, could have a material adverse effect on us.

We expect that loan servicing fees will continue to constitute a significant portion of our revenues for the foreseeable future. Nearly all of these fees are derived from loans that we originate and sell through GSE and HUD programs or place with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise as a result of servicing errors, such as a failure to maintain insurance, pay taxes or provide notices. In addition, we have contracted with a third party to perform certain routine back-office aspects of loan servicing. If we or this third party fails to perform, or we breach or the third-party causes us to breach our servicing obligations to the GSEs, HUD, and institutional investors, our servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially and adversely affect us.

If one or more of our warehouse facilities, on which we are highly dependent, are terminated, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.

We require a significant amount of funding capacity on an interim basis for loans we originate. As of December 31, 2013, we had $1.2 billion of committed loan funding available through four commercial banks, $500.0 million of uncommitted funding available through Fannie Mae As Soon As Pooled (“ASAP”) program, and $157.4 million aggregate committed loan facilities available to pair with our capital for the funding of interim loans that we expect to hold for investment for periods of up to two years. Consistent with industry practice, two of our existing warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and restrict our ability to make additional borrowings. These facilities also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. While we were in compliance with all financial and other covenants included in our warehouse facilities as of December 31, 2013, there can be no assurance that we will not experience a default in the future.

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

Under our interim loan program, we originate loans for our balance sheet. Balance sheet lending may increase our risk of loss, and because we are not as experienced with such loan products, we may not be successful or profitable in offering such products. We expect to offer additional new loan products to meet evolving borrower demand, including new types of loans that we originate for our balance sheet.

Substantially all of our loans are pre-sold or placed with an investor before we close on the loan with the borrower. However, under the Program, we offer floating-rate interim loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We fund floating rate first mortgage loans for periods of up to two years, using available cash in combination with advances under a dedicated facility. We service and asset-manage loans originated under the Program and bear the sole risk of loss. Carrying loans for longer periods of time on our balance sheet exposes us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults and impairment charges, which may adversely affect our profitability. Both the first mortgage loans we originate and the advances under our credit facility are tied to the same floating index, thereby mitigating our exposure to the effects of interest rate movements.

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

We also are significantly affected by the fiscal, monetary and budgetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which regulates the supply of money and credit in the United States. The Federal Reserve’s policies affect interest rates, which have a significant impact on the demand for multifamily and commercial real estate loans. Significant fluctuations in interest rates as well as protracted periods of increases or decreases in interest rates could adversely affect the operation and income of multifamily and commercial real estate properties, as well as the demand from investors for multifamily and commercial real estate debt in the secondary market. In particular, higher interest rates tend to decrease the number of loans originated. An increase in interest rates could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. Budgetary policies also impact our ability to originate loans, particularly if it has a negative impact on the ability of the GSEs and HUD to do business with us. Changes in fiscal, monetary, and budgetary policies are beyond our control, are difficult to predict and could materially and adversely affect us. In particular, the continuing Congressional budget impasse has had and may continue to have a negative impact on our HUD originations. For example, in March and September of 2013, HUD exhausted its commitment authority, which resulted in delays to the receipt of firm commitments by HUD until new commitment authority was authorized by Congress.

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

Under the HUD program, we are obligated to advance tax and insurance escrow amounts principal and interest payments on the Ginnie Mae securities until the Ginnie Mae security has been fully paid. In the event of a default on a HUD insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse most of the remaining losses of principal and interest.

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

Although some of our loans back Fannie Mae- and Freddie Mac-insured or Ginnie Mae securities, we currently do not directly securitize the loans that we originate. Securitizing our loans would subject us to numerous additional risks, including:

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

Our future success depends to a significant extent on the continued services of our senior management, particularly William Walker, our Chairman, President and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on our business and results of operations. We only maintain “key person” life insurance on Mr. Walker.

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

We also depend on our network of loan correspondents, who generate a significant portion of our loan originations. During the years ended December 31, 2013 and 2012, correspondents generated 28% and 43%, respectively, of the loans that we originated during those periods. Unlike our loan originators, correspondents are not directly employed by us but are paid a percentage of the origination fee and the ongoing servicing fee for each loan that they help originate. In addition, although we have an exclusive relationship with our correspondents with respect to GSE and HUD loan products, we do not have an exclusive arrangement for any other loan products. While we strive to cultivate long-standing relationships that generate repeat business for us by making available co-marketing materials and educational resources to them, correspondents are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our correspondents and actively compete with us in our efforts to expand our correspondent networks. Competition for loans originated by correspondents is particularly acute when the CMBS, commercial bank, and insurance company markets are robust. We cannot guarantee that correspondents will continue to provide a strong source of originations for us as these markets continue their recoveries. We also cannot guarantee that we will be able to maintain or develop new relationships with additional correspondents. If we cannot maintain and enhance our existing relationships and develop new relationships, particularly in geographic areas, specialties or niche markets where our loan originators are not as experienced or well-situated, our growth strategy will be significantly hampered and we would be materially and adversely affected.

We have numerous significant competitors and potential future competitors, some of which may have greater resources and access to capital than we do; consequently, we may not be able to compete effectively in the future.

We face significant competition across our business, including, but not limited to, commercial banks, commercial real estate service providers, CMBS conduit lenders, and life insurance companies, some of which are also investors in loans we originate. Many of these competitors enjoy competitive advantages over us, including:

•	greater name recognition;

•	a stronger, more established network of correspondents and loan originators;

•	established relationships with institutional investors;

•	access to lower cost and more stable funding sources;

•	an established market presence in markets where we do not yet have a presence or where we have a smaller presence;

•	ability to diversify and grow by providing a greater variety of commercial real estate loan products on more attractive terms, some of which require greater access to capital and the ability to retain loans on the balance sheet; and

•	greater financial resources and access to capital to develop branch offices and compensate key employees.

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

Our recent significant growth may not reflect our future growth potential, and we may not be able to maintain similarly high levels of growth in the future. Our recent growth reflects, in part:

•	the acquisition of certain mortgage banking operations from Column in January 2009, which contributed $5.0 billion to our servicing portfolio, and

•	our acquisition of CWCapital LLC in September 2012, which increased our servicing portfolio by $14.5 billion.

These acquisitions expanded our pre-existing product lines, increased our origination capacity, and broadened our geographic coverage. Much of our growth has also occurred since the onset of the 2008 credit crisis and the resulting tightening of credit standards, as many traditional lenders decreased or ceased their investments in commercial real estate debt. As a result, borrowers looked instead to the GSEs, HUD, and other sources of lending for multifamily loans. We intend to pursue continued growth by adding more loan originators, expanding our loan product offerings, acquiring complementary businesses and gaining access to new institutional investors and proprietary sources of capital, as appropriate, but we cannot guarantee such efforts will be successful. We do not know whether the favorable conditions that enabled our recent growth will continue. Because our recent significant growth is not likely to accurately reflect our future growth or our ability to grow in the future, there can be no assurance that we will continue to grow at the same pace or achieve the same financial results as we have in the past.

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

The integration of any companies that we may acquire in the future, including investments in new ventures and new lines of business, may be difficult, resulting in high transaction, start-up, and integration costs. Additionally, the integration process may be disruptive to our business, and the acquired businesses or new venture may not perform as we expect.

Our future success depends, in part, on our ability to expand or modify our business in response to changing borrower demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or investments in new ventures rather than through internal growth. For example, we acquired CWCapital in September 2012, which increased our servicing portfolio by $14.5 billion and significantly increased our originating capacity by adding 30 loan originators in various markets across the country.

In the future, we may explore additional acquisitions or investments. The identification of suitable acquisition candidates and new ventures can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or investments in new ventures on favorable terms, or at all. Furthermore, even if we successfully complete an acquisition or an investment in new ventures, we may not be able to successfully integrate newly acquired businesses or new ventures into our operations, and the process of integration could be expensive and time consuming and may strain our resources. Acquisitions or new ventures also typically involve significant costs related to integrating information technology, accounting, reporting and management services and rationalizing personnel levels and may require significant time to obtain new or updated regulatory approvals from the GSEs, HUD, and other authorities. Acquisitions or new ventures could divert management’s attention from the regular operations of our business and result in the potential loss of our key personnel, and we may not achieve the anticipated benefits of the acquisitions or new ventures, any of which could materially and adversely affect us. In addition, future acquisitions or new ventures could result in significantly dilutive issuances of equity securities or the incurrence of substantial debt, contingent liabilities or expenses or other charges, which could also materially and adversely affect us.

Our partnerships with third-party investors may adversely impact us.

In connection with the Bridge Program and the CMBS Program, we executed partnership agreements that require us to contribute capital to the respective partnerships. If the partnerships fail, we may lose all or a portion of our invested capital. The operations of these partnerships were immaterial for the twelve months ended December 31, 2013 and 2012, and our investment in these partnerships is insignificant as of December 31, 2013.

Risks Relating to Regulatory Matters

If we fail to comply with the numerous government regulations and program requirements of the GSEs and HUD, we may lose our approved lender status with these entities and fail to gain additional approvals or licenses for our business. We are also subject to changes in laws, regulations and existing GSE and HUD program requirements, including potential increases in reserve and risk retention requirements that could increase our costs and affect the way we conduct our business, which could materially and adversely affect us.

Our operations are subject to regulation by federal, state and local government authorities, various laws and judicial and administrative decisions, and regulations and policies of the GSEs and HUD. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires us to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure (level of risk-sharing). Fannie Mae requires Fannie Mae DUS lenders to maintain collateral, which may include pledged securities, for our risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loans and the rating of the Fannie Mae DUS lender.

Regulatory authorities also require us to submit financial reports and to maintain a quality control plan for the underwriting, origination and servicing of loans. Numerous laws and regulations also impose qualification and licensing obligations on us and impose requirements and restrictions affecting, among other things: our loan originations; maximum interest rates, finance charges and other fees that we may charge; disclosures to consumers; the terms of secured transactions; collection, repossession and claims handling procedures; personnel qualifications; and other trade practices. We also are subject to inspection by the GSEs, HUD, and regulatory authorities. Our failure to comply with these requirements could lead to, among other things, the loss of a license as an approved GSE or HUD lender, the inability to gain additional approvals or licenses, the termination of contractual rights without compensation, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

Regulatory and legal requirements are subject to change. For example, Fannie Mae increased its collateral requirements, on loans classified by Fannie Mae as Tier II, from 60 basis points to 75 basis points, effective as of January 1, 2013, which applied to a large portion of our outstanding Fannie Mae at risk portfolio. The incremental collateral required for existing loans will be funded over approximately two years following the effective date, in accordance with Fannie Mae requirements. The incremental requirement for any newly originated Fannie Mae Tier II loans will be funded over the 48 months subsequent to the sale of the loan to Fannie Mae. Fannie Mae has indicated that it may increase collateral requirements in the future, which may adversely impact us.

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to originate or service commercial real estate loans in some states, which could materially and adversely affect us.

State mortgage loan finance licensing laws vary considerably. Many states and the District of Columbia impose a licensing obligation to originate, broker, or service commercial real estate loans. Many of those mortgage loan licensing laws also impose a licensing obligation to service or broker commercial real estate loans. If we are unable to obtain the appropriate state licenses or do not qualify for an exemption, we could be materially and adversely affected.

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

If we fail to comply with laws, regulations and market standards regarding the privacy, use, and security of customer information, or if we are the target of a successful cyber attack, we may be subject to legal and regulatory actions and our reputation would be harmed.

We receive, maintain, and store the non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers’ information.

Risks Related to Our Common Stock

The trading and market price of our common stock may be volatile and could decline substantially.

The stock markets, including the NYSE (on which our common stock is listed), have experienced significant price and volume fluctuations. As a result, the trading and market price of our common stock is likely to be similarly volatile and subject to wide fluctuations, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance. The market price of our common stock could decline substantially in response to a number of factors, including those listed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	our actual or anticipated financial condition, liquidity and operating performance;

•	actual or anticipated changes in our business and growth strategies or the success of their implementation;

•	failure to meet, or changes in, our earnings estimates or those of stock analysts;

•	publication of research reports about us, the commercial real estate finance market or the real estate industry;

•	equity issuances by us, or stock resales by our stockholders, or the perception that such issuances or resales could occur;

•	the passage of adverse legislation or other regulatory developments, including those from or affecting the GSEs or HUD;

•	general business, economic and market conditions and cycles;

•	changes in market valuations of similar companies;

•	additions to or departures of our key personnel;

•	actions by our stockholders;

•	actual, potential or perceived accounting problems or changes in accounting principles;

•	failure to satisfy the listing requirements of the NYSE;

•	failure to comply with the requirements of the Sarbanes-Oxley Act;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general market and economic conditions.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our ability to execute our business and growth strategies.

Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of paying dividends, periodically or upon liquidation, may negatively affect the market price of our common stock.

In the future, we may issue debt or equity securities or incur other borrowings. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute our existing common stockholders’ ownership in us and such issuances, or the perception that such issuances may occur, may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on dividend payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to pay dividends to common stockholders. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our other borrowing will negatively affect the market price of our common stock and dilute their ownership in us.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We will be subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (ii) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy) entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct and indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors.

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

In addition, because we are a holding company, your claims as common stockholders are structurally subordinated to all existing and future liabilities (whether or not for borrowed money) and any preferred equity of our operating company. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating company will be able to satisfy the claims of our common stockholders only after all of our and our operating company’s liabilities and any preferred equity have been paid in full.

Our principal stockholders, directors, and executive officers own a large percentage of our common stock, which will allow them to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 48% of the outstanding shares of our common stock as of December 31, 2013, on a fully diluted basis. Accordingly, these executive officers, directors and principal stockholders, collectively, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the market price and liquidity of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The Sarbanes-Oxley Act requires our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. We are required to disclose, in our Annual Report on Form 10-K, the existence of any “material weaknesses” in our internal controls. We cannot assure that we will not identify one or more material weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness.

Our existing goodwill could become impaired, which may require us to take significant non-cash charges.

Under current accounting guidelines, we evaluate our goodwill for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In addition to the annual impairment evaluation, we evaluate at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. Any impairment of goodwill as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations, stockholders’ equity, and our stock price.

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2014 for material changes to the above discussion of risk factors. There are factors not discussed above or elsewhere in this filing that could adversely affect our financial results and condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal headquarters are located in Bethesda, Maryland. We currently maintain an additional 20 offices across the country. Most of our offices are small, loan production offices. The majority of our non-loan-production activity occurs in our corporate headquarters and our office in Needham, Massachusetts. We believe that our facilities are adequate for us to conduct our present business activities.

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

Capital Funding Litigation— On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States. Capital Funding further alleged that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding. Capital Funding sought damages in excess of $30 million on each of the three claims asserted against all defendants, and an unspecified amount of damages on a separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also sought injunctive relief in connection with its unjust enrichment and unfair competition claims.

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

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s claims were dismissed. The jury awarded Capital Funding (i) a $1.75 million judgment against defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”), Column’s parent, on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment against Credit Suisse. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.75 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. The motion is opposed by the defendants. As a result of an indemnification arrangement, our loss exposure is limited to $3.0 million, and we believe that the indemnification fully covers the $1.75 million judgment.

CA Funds Group Litigation—In March 2012, our wholly owned subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding our investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open- ended Fund (“Fund”). The Fund was never launched by us. However, we independently formed the Bridge Program, which is focused primarily on making floating-rate loans of up to two years of $30.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. We filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and a ruling on the motion is expected in March 2014. We intend to vigorously defend the matter.

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

In the normal course of business, we may be party to various other claims and litigation, none of which we believe is material

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock was priced for initial sale on December 15, 2010. There was no established public trading market for our common stock prior to that date. On March 3, 2014, the closing sales price, as reported by the NYSE, was $16.25.

The following table sets forth the intra-day high and low sale prices for our common stock as reported by the NYSE for the periods indicated:

	2013
	High	Low
1st Quarter	$21.76	$16.68
2nd Quarter	19.74	16.58
3rd Quarter	19.21	14.34
4th Quarter	16.35	12.50

	2012
	High	Low
1st Quarter	$13.27	$11.08
2nd Quarter	13.28	10.85
3rd Quarter	16.26	11.73
4th Quarter	17.65	15.24

As of the close of business on March 3, 2014, there were 14 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

Since the completion of our initial public offering, we have not paid any dividends. We do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual agreements, any limitations on payments of dividends in any of our future financing arrangements, applicable law, and other factors our board of directors may deem relevant. If we do not pay dividends, a return on your investment will only occur if our stock price appreciates.

Stock Performance Graph

The following chart graphs our performance in the form of cumulative total return to holders of our common stock since December 15, 2010, the date our common stock began trading, in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P Small Cap Financials Index for that same period. We believe that the S&P Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders, to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 15, 2010 (the first trading day of our common stock) in our common stock and in each of the indices shown, and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, as amended, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2013 and 2012, the Company repurchased and retired certain restricted shares at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the year ended December 31, 2013:

Year Ended December 31, 2013	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
1st Quarter	16,049	$18.20	16,049	N/A
2nd Quarter	66,879	18.47	66,879	N/A
3rd Quarter	46,042	17.19	46,042	N/A
4th Quarter	32,324	16.29	32,324	N/A

	161,294		161,294

Item 6. Selected Financial Data.

The selected historical financial information and supplemental data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 have been derived from our audited historical financial statements and those of our predecessors. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	As of and For the Year Ended December 31,
(In thousands, except share and per share amounts)	2013	2012	2011	2010	2009
Statement of Income Data (1)(2)
Revenues
Gains from mortgage banking activities	$203,671	$186,543	$102,712	$85,203	$57,946
Servicing fees	90,215	52,207	33,581	27,024	20,981
Net warehouse interest income	7,445	4,668	4,198	3,586	4,186
Escrow earnings and other interest income	4,008	2,965	1,474	2,056	1,769
Other	13,700	10,387	10,385	3,965	3,879

Total Revenue	$319,039	$256,770	$152,350	$121,834	$88,761

Expenses
Personnel	$133,667	$109,037	$51,162	$42,459	$32,177
Amortization and depreciation	72,876	38,673	22,444	16,827	12,093
Amortization of intangible assets	3,079	15,252	70	132	824
Provision for credit losses	1,322	3,140	4,724	7,469	2,265
Interest expense on corporate debt	3,743	1,649	823	1,334	1,684
Other operating expenses	37,565	33,249	16,466	13,471	11,114

Total Expenses	$252,252	$201,000	$95,689	$81,692	$60,157

Income from Operations	$66,787	$55,770	$56,661	$40,142	$28,604

Gain on Bargain Purchase (3)	$—	$—	$—	$—	$10,922

Income tax expense (1)(4)	$25,257	$21,998	$21,797	$31,915	$—

Net income (1)(4)	$41,530	$33,772	$34,864	$8,227	$39,526

Basic earnings per share (1)(4)	$1.23	$1.32	$1.61	$0.55

Diluted earnings per share (1)(4)	$1.21	$1.31	$1.60	$0.55

Weighted average basic number of shares (4)	33,764,233	25,545,028	21,621,534	15,033,741	14,306,873

Weighted average diluted number of shares (4)	34,335,914	25,845,015	21,747,672	15,036,411	14,306,873

Pro forma net income data (unaudited)
Income from operations, as reported				$40,142	$28,604
Pro forma income tax expense (1)(4)				15,535	11,070

Pro forma income from operations, net of tax (1)(4)				$24,607	$17,534
Bargain purchase gain				—	10,922

Pro forma net income (1)(4)				$24,607	$28,456

Pro forma basic and diluted earnings per share (1)(4)				$1.64	$1.99

Balance Sheet Data
Cash and cash equivalents	$170,563	$65,027	$53,817	$33,285	$10,390
Restricted cash and pledged securities	55,078	40,611	26,123	18,861	19,159
Mortgage servicing rights	353,024	315,524	137,079	106,189	81,427
Loans held for sale, at fair value	281,477	1,101,561	268,167	302,851	101,939
Loans held for investment, net	134,656	9,468	—	—	—
Total Assets	1,128,966	1,688,633	522,596	485,620	243,732
Warehouse notes payable	373,107	1,084,539	218,426	248,419	96,612
Notes payable	173,258	80,925	23,869	27,621	32,961
Total Liabilities	726,125	1,335,457	358,944	360,978	173,921
Total Equity	402,841	353,176	163,652	124,642	69,811
Supplemental Data(2)
Operating margin	21%	22%	37%	33%	32%
Total originations	$8,395,037	$7,102,185	$4,025,917	$3,171,618	$2,229,772
Servicing portfolio	$38,937,027	$35,169,999	$16,778,285	$14,619,294	$13,203,317

(1)	Our combined effective federal and state tax rate for the year ended December 31, 2013 was 38.3%. Our predecessor entities historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing of our initial public offering on December 20, 2010, our tax status changed to a C-corporation and our income became subject to both federal and state corporate tax. Concurrent with the closing of the Formation Transaction and the Company’s change in tax status, we recognized approximately $31.6 million of net deferred tax liabilities. For the 12 days following the closing of the Formation Transaction, we recognized income tax expense of $0.3 million. For the year ended December 31, 2010, we recognized aggregate tax expense of $31.9 million and net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010. Our combined effective federal and state tax rate for income during the 12 days following the closing of the Formation Transaction was 38.7%. We used a combined effective federal and state tax rate of 38.7% to estimate our presented pro forma tax expense, as if the predecessor entities had been tax paying corporations for the years ended December 31, 2010 and 2009. In 2009, the Company recorded a gain on bargain purchase of $10.9 million resulting from the Column transaction. This gain is not considered taxable income; therefore, the pro forma adjustment for income tax expense was calculated based upon income from operations, as reported, of $28.6 million.

(2)	Statement of Income Data for the year ended December 31, 2009 includes the results for 11 of the 12 months of the operations acquired in the Column transaction. The results of these operations in January 2009 were not material.

(3)	We recognized a gain on bargain purchase of $10.9 million in connection with the Column transaction in January 2009. The gain on bargain purchase represents the difference between the fair value of the assets acquired and the purchase price paid.

(4)	Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. Each of the predecessor entities except for Walker & Dunlop, LLC was merged with and into Walker & Dunlop Multifamily, Inc.

Page 42 presents adjusted financial metrics, which are non-GAAP financial measures that assist our management in measuring our financial performance for the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with “Selected Financial Data”, and the historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements”, and “Risk Factors”, elsewhere in this Annual Report on Form 10-K.

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell and service a range of commercial real estate financing products to owners and developers of commercial real estate across the country. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for a number of life insurance companies, CMBS conduits, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also originate and hold short-term loans on our balance sheet and offer proprietary CMBS and large interim loan programs through partnerships with several institutional investors. Additionally, through our subsidiary entities, we provide institutional advisory, asset management, and investment management services specializing in debt, structured debt, and equity.

We fund loans for GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing. Proceeds from the sale of the loan are used to pay off the warehouse borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. In cases where we do not fund the loan, we act as a loan broker. Our loan originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan. These loans are then funded directly by the institutional lender, and we receive an origination fee for placing the loan and a servicing fee for the loans we service.

We recognize gains from mortgage banking activities when we commit to make a loan to a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of loans, net of any guaranty obligations retained. We also generate revenue from net warehouse interest income we earn while the loan is held for sale in one of our warehouse facilities.

We retain servicing rights on substantially all of the loans we originate and sell, and generate revenues from the fees we receive for servicing the loans, interest income from escrow deposits held on behalf of borrowers, late charges and other ancillary fees. Servicing fees are set at the time an investor agrees to purchase the loan and are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment penalties to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such prepayments.

We are currently not exposed to interest rate risk during the loan commitment, closing, and delivery processes. The sale or placement of each loan to an investor is negotiated while establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. The pair off fee is typically less than the deposit we collect from the borrower. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from any failure to close by an investor. We have experienced only two failed loan deliveries in our 26-year history as a Fannie Mae DUS lender and have not incurred a material loss.

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the loan’s unpaid principal balance at the time of settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the loan’s unpaid principal balance at origination (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Except for certain Fannie Mae DUS loans acquired in the Acquisition, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap each loan balance subject to full risk-sharing at $60.0 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss exposure on any one loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we occasionally ask to originate a loan with full risk sharing even when the loan balance is greater than $60.0 million if we believe the loan characteristics support such an approach.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations, from Freddie Mac for loans originated under Program Plus, and from HUD for loans originated under MAP or LEAN. We receive a lower servicing fee for modified risk sharing than for full risk sharing.

In December 2010, we completed our initial public offering, pursuant to which we sold 6,666,667 shares and selling stockholders sold 3,333,333 shares of our common stock at a price per share of $10, resulting in gross proceeds to us of $66.7 million. In connection with our IPO, we completed the Formation Transaction through which Walker & Dunlop, LLC became a wholly owned subsidiary of Walker & Dunlop, Inc., a newly formed Maryland corporation. In connection with the Formation Transaction, members of the Walker family, certain of our directors and executive officers and certain other individuals and entities who owned direct and indirect equity interests in Walker & Dunlop, LLC contributed their respective interests in such entities to Walker & Dunlop, Inc. in exchange for shares of our common stock. Our predecessor entities have historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing our initial public offering on December 20, 2010, our income became subject to both federal and state corporate tax. As a result of the Formation Transaction and change in tax status, we recognized net deferred tax liabilities and a corresponding deferred tax expense on the date of our change in status, and recognized income tax expense for the 12 days following our change in tax status.

In July 2011, we launched our interim loan program that offers floating-rate debt with original principal balances of generally up to $30.0 million, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. Under the Program, we originate and underwrite the loans, and during the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on our balance sheet during such time that they are outstanding. $134.7 million and $9.5 million of these loans were outstanding as of December 31, 2013 and 2012, respectively. We have not incurred a loss on any loans originated under the Program.

The acquisition of CWCapital, LLC closed on September 4, 2012. Upon closing of the Acquisition, CWCapital became our indirect wholly owned subsidiary and was renamed Walker & Dunlop Capital, LLC. The consideration transferred at the close of the Acquisition totaled approximately $231.1 million, consisting of $80.0 million in cash and 11,647,255 shares of our common stock at a closing date fair value of approximately $151.1 million. The increase in the fair value of the consideration transferred is the result of an increase in the fair value of our common stock from execution of the Purchase Agreement to the closing date. By virtue of our ownership of CWCapital, we also acquired a 50% ownership in ARA Finance LLC, a joint venture with ARA Finco LLC, in which ARA Finco LLC owns the remaining 50% of ARA Finance LLC. We account for this investment in ARA Finance LLC under the equity method of accounting.

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

During the third quarter of 2013, we launched the Bridge Program through a partnership in which we own a five-percent interest. The Bridge Program offers floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The Bridge Program is generally offered for loans of $30.0 million or more and for terms of up to three years. The loans in the Bridge Program are selected and funded by the Bridge Partnership and underwritten by us. We receive an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The Bridge Partnership assumes the full risk of loss on the loans. We own 5%, and two large institutional investors own 95% of the Bridge Partnership. We account for our five-percent interest under the equity method of accounting. The Bridge Partnership held one loan originated under the Bridge Program with a $44.2 million unpaid principal balance as of December 31, 2013.

During the fourth quarter of 2013, we formed a partnership in which we own a 20 percent interest that will operate the CMBS Program. The CMBS Program will offer financing for all commercial property types throughout the United States. The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 90 days of origination. The loans in the CMBS Program will be selected and funded by the CMBS Partnership and underwritten by us. We will receive a fee for servicing the loans. The CMBS Partnership will assume the full risk of loss on the loans while it holds the loans. We account for our 20 percent interest under the equity method of accounting. The CMBS Partnership originated no loans during the year ended December 31, 2013.

As of December 31, 2013, our servicing portfolio was $38.9 billion, up 11% from December 31, 2012, making it the 8th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s 2013 year-end survey (the “Survey”). Our servicing portfolio includes $29.6 billion of loans serviced for the GSEs, making us the 3rd largest primary and master servicer of GSE loans in the nation according to the Survey. Also included in our servicing portfolio is $5.0 billion of HUD loans, the 6th largest HUD primary and master servicing portfolio in the nation according to the Survey.

Due to our own organic growth and the increased loan-origination capacity from the Acquisition, our origination volume increased 18%, from a total of $7.1 billion during 2012 to a total of $8.4 billion during 2013. Fannie Mae recently announced that we ranked as its largest DUS lender for the second consecutive year, by loan deliveries, and Freddie Mac recently announced that we ranked as its 3rd largest Program Plus seller in 2013, by loan deliveries.

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. Prior to the Formation Transaction, the financial results of operations include the consolidated financial results of all wholly owned subsidiaries of Walker & Dunlop, Inc. and entities under common control, which became wholly owned subsidiaries of Walker & Dunlop, Inc. upon the completion of the Formation Transaction and closing of our initial public offering. Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. GAAP, all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation.

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

Mortgage Servicing Rights (MSRs) and Guaranty Obligations. MSRs are recorded at fair value the day we sell a loan. We only recognize MSRs for GSE and HUD originations. Our servicing contracts with non-governmental originations are cancelable with limited notice and as a result, have a de minimis fair value. The fair value is based on estimates of future net cash flows associated with the servicing rights. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan.

In addition to the MSR, for all Fannie Mae DUS loans with risk-sharing obligations, upon sale we record the greater of (1) the fair value of the obligation to stand ready to perform over the term of the guaranty (non-contingent obligation) and (2) the fair value of the expected loss from the risk-sharing obligations in the event of a borrower default (contingent obligation). In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the life of the loan (historically three to five basis points annually), discounted using a 12-15% discount rate. Historically, the contingent obligation has been de minimis upon loan sale and thus not recognized at that time. The estimated life and discount rate used to calculate the guaranty obligation are consistent with those used to calculate the corresponding MSR.

The MSR and associated guaranty obligation are amortized into expense over the estimated life of the loan and presented as a component of the Amortization and depreciation line item in the consolidated statements of income. The MSR is amortized using the interest method over the period that servicing income is expected to be received. The guaranty obligation is amortized evenly over the same period. If a loan defaults and is not expected to become current or pays off prior to the estimated life, the unamortized MSR and guaranty obligation balances are written off through the Amortization and depreciation line item in the consolidated statements of income.

We carry the MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment on a portfolio basis quarterly. We engage a third party to assist in determining an estimated fair value of our MSRs on a semi-annual basis.

Allowance for Risk-sharing Obligations and Allowance for Loan Losses. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Consolidated Balance Sheets. The allowance for loan losses relates to our loans held for investment and is included as a component of Loans held for investment, net within the Consolidated Balance Sheets. The amount of each of these allowances considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing, which for loans held for investment is 100 percent. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor each allowance on all applicable loans and update loss estimates as current information is received. The Provision for credit losses line item in the Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

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

We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually. In addition to our annual impairment evaluation, we evaluate at least quarterly whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We currently have only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. We conduct our goodwill impairment analysis annually on October 1. Our annual impairment analysis begins with comparing our market capitalization to our net assets. If the market capitalization exceeds the net asset value, further analysis is not required, and goodwill is not considered impaired. As of October 1, 2013, our market capitalization exceeded our net asset value by $60 million, or 15%. As of December 31, 2013, there have been no events subsequent to that analysis that are indicative of an impairment loss.

Overview of Current Business Environment

In 2013, U.S. multifamily and commercial real estate market fundamentals continued to improve following the macroeconomic instability experienced in recent years. Occupancy rates and effective rents appear to have increased based upon strengthening rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Additionally, the loans related to many multifamily and commercial real estate properties are scheduled to mature within the next three to four years, providing a natural pool of lending opportunities. For the last several years, the U.S. mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. However, during 2013, longer-term interest rates began to rise from the historical lows as the overall economy demonstrated signs of sustained, albeit moderate, growth and as the markets anticipated a tapering of the Federal Reserve’s quantitative easing activities.

Our business currently relies heavily on the capital provided by Fannie Mae, Freddie Mac, and HUD to originate multifamily loans. The scope, extent, and timing of GSE reform continue to be uncertain. Although we cannot predict what actions Congress or other governmental agencies may take affecting the GSEs and/or HUD, we expect some regulatory change is likely. In March 2013, the GSEs’ regulator, the Federal Housing Finance Agency (“FHFA”), communicated a goal to reduce multifamily origination volumes 10 percent from 2012 levels. Additionally, in April 2013, HUD announced that the allocation from the Federal government to fund multifamily originations might be insufficient to meet all requests through the end of its fiscal year (September 30, 2013). In August 2013, HUD announced it believed that it would not have sufficient commitment authority for all of the loan applications in its pipeline and that it would begin prioritizing the use of commitment authority. In mid-September 2013, HUD announced that it had exhausted its commitment authority and would cease approving new loans until Congress had appropriated commitment authority for the 2014 Federal fiscal year. HUD recently received an allocation of $30.0 billion of commitment authority for its 2014 fiscal year, an increase of $5.0 billion from its prior fiscal year.

The aforementioned actions taken by the FHFA, and the limited capital available to HUD to originate multifamily loans, impacted our operating results for the year ended December 31, 2013. Our GSE and HUD origination volume for the year ended December 31, 2013 was less than we expected, especially in the third quarter due to the lending caps imposed on the GSEs, limited HUD commitment authority, and increased competition from life insurance companies, banks, and CMBS conduits.

In response, during October 2013, we implemented a cost reduction plan, which included the shutdown of our small loan lending program and the elimination of a number of jobs across the enterprise. A total of 52 employment positions were eliminated, resulting in expected annual savings in excess of $7.0 million. We incurred charges to expense in the fourth quarter of 2013 totaling $0.7 million for severance and lease charges as a result of the cost reduction plan.

The reduction in loan originations for the GSEs (specifically Fannie Mae) and growth of our other lending programs lowered the percentage of loan originations for the GSEs from 71% in 2012 to 53% in 2013. As we have diversified our capital sources by increasing our brokered originations to commercial banks, life insurance companies, and other institutional investors, increased our on balance sheet lending capacity through the Program, launched the Bridge Program, and announced our CMBS partnership, we have seen declines to our operating margins, as a greater percentage of our total originations was with these new lending programs, which are lower margin primarily due to lower, if any, mortgage servicing rights.

We do not know whether the FHFA will impose further limitations on GSE multifamily production volume in 2014 and beyond. As noted previously, we are diversifying our lending platform to limit the impact of such events on our ability to do business and meet our customers’ needs.

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

•	Performance of Multifamily and Other Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, transaction volumes and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations and our interim lending programs.

•	The Level of Losses from Fannie Mae Risk-Sharing Obligations and from Loans Held for Investment. Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the loan’s unpaid principal balance on the origination date (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). As a result, a rise in delinquencies could have a material adverse effect on us. Additionally, we bear 100% of the risk of loss on loans held for investment. We have not experienced any losses or delinquencies related to the loans held for investment. Delinquencies and other deteriorations in credit quality in our loans held for investment could materially adversely impact us.

•	The Price of Loans in the Secondary Market. Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

•	Market for Servicing Commercial Real Estate Loans. Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates and any risk-sharing obligations we undertake. Changes in servicing fee rates impact the value of our future MSRs and future servicing revenues, which could impact our profit margins and operating results over time.

Revenues

Gains from Mortgage Banking Activities. Mortgage banking activity income is recognized when we record a derivative asset upon the commitment to originate a loan with a borrower and sell to an investor. The commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, the estimated fair value of the expected net cash flows associated with the servicing of the loan and the estimated fair value of guaranty obligations to be retained. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. MSRs and guaranty obligations are recognized as assets and liabilities, respectively, upon the sale of the loans.

Brokered loans tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments, and because the borrower will also have to pay an origination fee to the ultimate institutional lender.

Premiums received on the sale of a loan result when a loan is sold to an investor for more than its face value. There are various reasons investors may pay a premium when purchasing a loan. For example, the fixed rate on the loan may be higher than the rate of return required by an investor or the characteristics of a particular loan may be desirable to an investor. We do not receive premiums on brokered loans.

MSRs are recorded at fair value the day we sell a loan. The fair value is based on estimates of future net cash flows associated with the servicing rights. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the loan.

Servicing Fees. We service nearly all loans we originate and some loans we broker. We earn servicing fees for performing certain loan servicing functions, such as processing loan, tax, and insurance payments and managing escrow balances. Servicing also includes asset management functions, such as monitoring the physical condition of the property, analyzing the financial condition and liquidity of the borrower and performing loss mitigation activities as directed by the GSEs and HUD.

Our servicing fees on loans we originate provide a stable revenue stream. They are based on contractual terms, are earned over the life of the loan and are generally not subject to significant prepayment risk. Our Fannie Mae and Freddie Mac servicing agreements provide for make-whole payments in the event of a voluntary prepayment. Accordingly, we currently do not hedge our servicing portfolio for prepayment risk. Any make-whole payments received are included in “Other income.”

HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee.

Net Warehouse Interest Income. We earn net interest income on loans funded through borrowings from our warehouse facilities from the time the loan is closed until the loan is sold pursuant to the loan purchase agreement. Each borrowing on a warehouse line relates to a specific loan for which we have already secured a loan sale commitment with an investor. Because of this “matched funding,” we typically do not incur warehouse interest expense in excess of the warehouse interest income for a particular loan. Related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income varies based on the period of time between the loan closing and the sale of the loan to the investor, the size of the average balance of the loans held for sale, and the net interest spread between the loan coupon rate and the cost of warehouse financing. Loans typically remain in the warehouse facility for up to 60 days. Loans that we broker for institutional investors and other investors are funded directly by them; therefore, there is no warehouse interest income or expense associated with brokered loan transactions. Similarly, we earn net interest income on interim loans during the period they are outstanding, which is reflected in this same line item. We earn interest income on the loan, which is funded partially by an investment of our cash and through one of our interim warehouse credit facilities.

Escrow Earnings and Other Interest Income. We earn interest income on property level escrow deposits in our servicing portfolio, generally based on an average 30-day LIBOR plus a spread. Escrow earnings reflect interest income net of interest paid to the borrower, which generally equals a money market rate.

Other. Other income is comprised of investment consulting and related services fees, fees for processing loan assumptions, pre-payment penalty income, and other miscellaneous revenues related to our mortgage banking operations which are not directly attributable to the origination of a loan.

Costs and Expenses

Personnel. Personnel expense includes the cost of employee compensation and benefits, which include fixed and discretionary amounts tied to company and individual performance, commissions, severance expense, signing and retention bonuses, and stock-based compensation.

Amortization and Depreciation. Amortization and depreciation is principally comprised of amortization of our MSRs. The MSRs are amortized using the interest method over the period that servicing income is expected to be received. We amortize the guaranty obligations evenly over the same period as the associated MSRs. We depreciate property, plant and equipment ratably over their estimated useful lives.

Amortization of Intangible Assets. Amortization of intangible assets is principally related to the amortization of the mortgage pipeline intangible asset recognized in connection with the Acquisition. We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is probable of not rate locking.

Provision for Credit Losses. The provision for credit losses consists of two components: the provision associated with our risk-sharing loans and the provision associated with our loans held for investment. The provision for credit losses associated with risk-sharing loans is established at the loan level when the borrower has defaulted on the loan or we believe it is probable the borrower will default on the loan and a loss has been incurred. This provision is in addition to the guaranty obligation that is recognized when the loan is sold. The provision for credit losses associated with our loans held for investment is established collectively for loans that are not impaired and individually for loans that are impaired. Our estimates of value are based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is a better estimate of the net disposition value.

Other Operating Expenses. Other operating expenses include sub-servicing costs, facilities costs, travel and entertainment costs, marketing costs, professional fees, license fees, dues and subscriptions, corporate insurance premiums, and other administrative expenses. As a result of the completion of the Acquisition, we incurred certain costs that are unique to the Acquisition, significantly increasing the amount of other operating expenses for the year ended December 31, 2012.

Income Tax Expense. The Company is a C-corporation subject to both federal and state corporate tax. As of December 31, 2013 and 2012, our combined effective federal and state tax rate was 38.3% and 38.9%, respectively.

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2013, 2012, and 2011. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions.

The results of operations for the year ended December 31, 2013 reflect twelve months’ impact of the Acquisition while the results of operations for the year ended December 31, 2012 reflect only four months’ impact of the Acquisition, which materially affects the comparability of the results of operations from 2012 to 2011 and 2012 to 2013. Please refer to “Selected Financial Data” and the table below, which provides supplemental data regarding our financial performance.

	For the year ended December 31,
(Dollars in thousands)	2013	2012	2011
Origination Data:
Origination Volumes by Product Type
Fannie Mae	$2,762,595	$3,329,639	$1,869,980
Freddie Mac	1,709,781	1,685,447	836,214
Ginnie Mae - HUD	1,137,513	855,346	512,078
Brokered (1)	2,593,128	1,196,449	807,645
Interim Loans	192,020	35,304	—

Total	$8,395,037	$7,102,185	$4,025,917

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	42%	42%	34%
Other operating expenses	12%	13%	11%
Total expenses	79%	78%	63%
Adjusted total expenses (2)	77%	69%	63%
Operating margin	21%	22%	37%
Adjusted operating margin (2)	22%	31%	37%
Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.33%	1.32%	1.20%
Gains attributable to MSRs	1.10%	1.30%	1.35%
Gains attributable to MSRs, as a percentage of
GSE and HUD origination volume (3)	1.64%	1.58%	1.69%

	As of December 31,
Servicing Portfolio by Product Type	2013	2012	2011
Fannie Mae	$19,352,880	$18,854,611	$10,379,426
Freddie Mac	10,271,732	9,114,221	3,189,565
Ginnie Mae - HUD	5,044,193	4,642,380	1,359,166
Brokered (1)	4,132,602	2,549,287	1,850,128
Interim Loans	135,620	9,500	—

Total	$38,937,027	$35,169,999	$16,778,285

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.24%	0.24%	0.22%

(1)	Brokered originations for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	This is a non-GAAP financial measure. For more information on our non-GAAP financial measures, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or interim loan program originations.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview

Our income from operations was $66.8 million for the year ended December 31, 2013 compared to $55.8 million for the year ended December 31, 2012, a 20% increase. Our total revenues were $319.0 million for the year ended December 31, 2013, compared to $256.8 million for the year ended December 31, 2012, a 24% increase. Our total expenses were $252.3 million for the year ended December 31, 2013, compared to $201.0 million for the year ended December 31, 2012, a 25% increase. Our operating margin was 21% for the year ended December 31, 2013, compared to 22% for the year ended December 31, 2012. The increase in revenues was primarily attributable to increases in gains from mortgage banking activities and servicing fees. Gains from mortgage banking activities increased due to higher overall origination volumes, partially offset by a 19 basis point decrease in fees as a percentage of loan origination volume. Servicing fees increased due to an increase in the average servicing portfolio from $22.5 billion during 2012 to $37.6 billion during 2013. The growth in expenses was primarily attributable to personnel expenses from the increased headcount after the Acquisition and increases in amortization and depreciation due to the growth of the MSR portfolio, partially offset by a decrease in amortization of intangible assets.

Our net income was $41.5 million for the year ended December 31, 2013, compared to $33.8 million for the year ended December 31, 2012, a 23% increase.

Revenues

Gains from Mortgage Banking Activities. Gains from mortgage banking activities were $203.7 million for the year ended December 31, 2013 compared to $186.5 million for the year ended December 31, 2012, a 9% increase. Gains reflect the loan origination fees, premiums or losses from the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. The increase is attributable to the increase in the volume of loans originated year over year due to internal growth and the Acquisition. Loan origination volumes increased to $8.4 billion in 2013, compared to $7.1 billion in 2012, an 18% increase. The increase in revenue due to loan origination volumes was partially offset by a 20 basis point decline in the average fair value of the expected net cash flows associated with servicing the loan as a percentage of loan origination volume. The 20 basis point decline was the result of the change in the loan origination mix year over year, with more of the volume in 2013 coming from transactions where we do not generate expected cash flows associated with servicing the loans.

Servicing Fees. Servicing fees were $90.2 million for the year ended December 31, 2013 compared to $52.2 million for the year ended December 31, 2012, a 73% increase. The increase was primarily attributable to a 67% increase in the average servicing portfolio to $37.6 billion at December 31, 2013 from $22.5 billion at December 31, 2012, combined with a slight increase in the weighted average servicing fee. The increase in the average servicing portfolio was due to the $14.5 billion servicing portfolio from the Acquisition and 2013 loan origination volume.

Net Warehouse Interest Income. Net warehouse interest income was $7.4 million for the year ended December 31, 2013 compared to $4.7 million for the year ended December 31, 2012, a 59% increase. The increase is primarily attributable to a 94% increase in the net warehouse margin, partially offset by a 4% decrease in the average outstanding warehouse balance. Additionally, net warehouse interest income from loans held for investment increased by $0.9 million due to a larger average balance outstanding during 2013 than 2012. The components of net warehouse interest income are (in thousands):

	For the year ended December 31,
	2013	2012
Warehouse interest income - loans held for sale	$17,576	$16,562
Warehouse interest income - loans held for investment	3,583	799
Warehouse interest expense - loans held for sale	(11,362)	(12,201)
Warehouse interest expense - loans held for investment	(2,352)	(492)

Warehouse interest income, net	$7,445	$4,668

Escrow Earnings and Other Interest Income. Escrow earnings and other interest income was $4.0 million for the year ended December 31, 2013 compared to $3.0 million for the year ended December 31, 2012, a 35% increase. The increase was primarily attributable to increases in escrow earnings rates on servicing portfolio escrow balances, as well as an increase in our average escrow balances held.

Other. Other income was $13.7 million for the year ended December 31, 2013 compared to $10.4 million for the year ended December 31, 2012, a 32% increase. The increase is primarily attributable to a $1.8 million servicing termination fee and a $1.6 million increase in assumption fee income. The servicing termination fee related to loans from Fannie Mae’s small loan portfolio that it sold servicing released to a third party. In connection with the sale, Fannie Mae paid us a servicing termination fee for transferring the servicing rights to the third party. There was no comparable transaction in 2012.

Expenses

Personnel. Personnel expense was $133.7 million for the year ended December 31, 2013 compared to $109.0 million for the year ended December 31, 2012, a 23% increase. The increase was primarily attributable to increases in loan originator commissions and salaries. Salaries increased as we increased our average headcount due the Acquisition from 271 for the year ended December 31, 2012 to 433 for the year ended December 31, 2013. Loan originator commissions increased due to the increase in loan origination volumes year over year.

Amortization and Depreciation. Amortization and depreciation expense was $72.9 million for the year ended December 31, 2013 compared to $38.7 million for the year ended December 31, 2012, an 88% increase. The increase was primarily attributable to loan origination activity and resulting growth in the capitalization of MSRs in 2013 and the addition of $124.6 million of MSRs in 2012 from the Acquisition. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment or default of the underlying mortgage prior to its scheduled maturity. During 2013, write-offs of MSRs increased $3.7 million from the prior year to $10.6 million.

Amortization of Intangible Assets. Amortization of intangible assets was $3.1 million for the year ended December 31, 2013 compared to $15.3 million for the year ended December 31, 2012, an 80% decrease. Amortization of intangible assets is principally related to the amortization of the mortgage pipeline intangible asset recognized in connection with the Acquisition. We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is probable of not rate locking. Many of the loan applications underlying the mortgage pipeline intangible asset were expected to, and did, rate lock within several months of the Acquisition, resulting in most of the amortization occurring in 2012.

Provision for Credit Losses. The provision for credit losses was $1.3 million for the year ended December 31, 2013 compared to $3.1 million for the year ended December 31, 2012, a 58%, decrease. The decrease is primarily attributable to a decrease in the 60+ day delinquency rate from 0.15% of the at risk portfolio at December 31, 2012 to 0.02% of the at risk portfolio at December 31, 2013. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

Interest Expense on Corporate Debt. The interest expense on corporate debt was $3.7 million for the year ended December 31, 2013 compared to $1.6 million for the year ended December 31, 2012, a 127% increase. This increase was primarily attributable to a 108% increase in the average corporate debt outstanding.

Other Operating Expenses. Other operating expenses were $37.6 million for the year ended December 31, 2013 compared to $33.2 million for the year ended December 31, 2012, a 13% increase. The increase was primarily attributable to increases in rent, insurance, and licensing expenses due to the Acquisition and a $1.2 million loss on extinguishment of debt recorded in connection with the payoff of our existing $83.0 million term note. There was no comparable loss on extinguishment of debt in 2012. These increases were partially offset by decreases in professional services expenses incurred in 2012 in connection with the Acquisition but not incurred in 2013.

Income Tax Expense. Income tax expense was $25.3 million for the year ended December 31, 2013 compared to $22.0 million for the year ended December 31, 2012, a 15% increase. The increase is due to an increase in income from operations year over year.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview

Our income from operations was $55.8 million for the year ended December 31, 2012, compared to $56.7 million for the year ended December 31, 2011, a 2% decrease. Our total revenues were $256.8 million for the year ended December 31, 2012, compared to $152.4 million for the year ended December 31, 2011, a 69% increase. Our total expenses were $201.0 million for the year ended December 31, 2012, compared to $95.7 million for the year ended December 31, 2011, a 110% increase. Our operating margin was 22% for the year ended December 31, 2012, compared to 37% for the year ended December 31, 2011. The increase in revenues was primarily attributable to significantly higher overall origination volumes, combined with a slight increase in fees as a percentage of loan origination volume. In addition, substantial increases in servicing fees and other revenues contributed to the overall revenue growth. The growth in expenses was primarily attributable to expenses incurred as a result of the Acquisition, increases in compensation costs as a result of the growth of the Company, increases in amortization and depreciation due to the growth of the MSR portfolio, and amortization of intangible assets.

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

	For the year ended December 31,
	2012	2011
Warehouse interest income - loans held for sale	$16,562	$10,198
Warehouse interest income - loans held for investment	799	—
Warehouse interest expense - loans held for sale	(12,201)	(5,951)
Warehouse interest expense - loans held for investment	(492)	(49)

Warehouse interest income, net	$4,668	$4,198

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

Expenses

Personnel. Personnel expense was $109.0 million for the year ended December 31, 2012, compared to $51.2 million for the year ended December 31, 2011, a 113% increase. The increases were primarily attributable to increases in loan origination related fees on which the resulting loan originator commissions are based, as well as increases in compensation expense as we invested in our loan origination platform through the addition of origination teams and 12 new regional offices and 231 full time employees since December 31, 2011. In addition, personnel expense for the year ended December 31, 2012 includes severance expense of $2.9 million, for which there was no comparable expense in 2011.

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

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures:

•	Pro forma net income

•	Pro forma basic and diluted earnings per share

•	Adjusted net income

•	Adjusted diluted earnings per share

•	Adjusted total expenses

•	Adjusted income from operations

•	Adjusted operating margin

•	Adjusted EBITDA

The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. For more information on these non-GAAP financial measures, refer to the following:

•	reconciliation of income from operations to pro forma net income, included in our “Selected Financial Data” above and

•	adjusted financial metrics reconciliation to GAAP, included below and our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Pro forma net income adjusts income from operations, as reported, by applying our estimated effective federal and state income tax rates as if we were a corporate tax payer for the comparable periods in 2010 and 2009. Management uses this non-GAAP measure in comparing our operating results with historical performance and believes it provides meaningful and comparable information to management and investors to assist in their review of our performance relative to prior periods and our competitors.

The adjusted metrics exclude acquisition and integration costs specifically related to the Acquisition, amortization of customer contracts and other intangible assets acquired from CWCapital, and other significant activities that are not part of our ongoing operations.

In addition, we present adjusted EBITDA, which is not a recognized measurement under GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, GAAP net income. Adjusted EBITDA represents GAAP net income before income taxes, adjusted for interest expense on our term loan facility, amortization and depreciation, provision for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs. In addition, adjusted EBITDA further excludes the impact of the Acquisition and other significant activities that are not part of our ongoing operations. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges, that are used to determine compliance with financial covenants.

We believe that these non-GAAP measures facilitate a review of the comparability of our operating performance on a period-to-period basis because such costs are not, in our view, related to our ongoing operational performance. We use non-GAAP measures to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by offering:

•	the ability to make more meaningful period-to-period comparisons of our on-going operating results;

•	the ability to better identify trends in our underlying business and perform related trend analyses; and

•	a better understanding of how management plans and measures our underlying business.

These non-GAAP measures are not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. We believe that these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. We compensate for the limitations of non-GAAP financial measures by relying upon GAAP results to gain a complete picture of our performance.

Adjusted net income, adjusted diluted earnings per share, adjusted total expenses, adjusted operating income, adjusted operating margin, and adjusted EBITDA are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted Net Income and Adjusted Diluted Earnings Per Share
GAAP net income	$41,530	$33,772	$34,864
Shares (1)	34,336	25,845	21,748

GAAP diluted earnings per share	$1.21	$1.31	$1.60

GAAP net income	$41,530	$33,772	$34,864
Adjustments:
Severance costs (2)	$429	$2,223	$—
Amortization of intangible assets	3,009	15,182	—
Deal-related expenses (3)	—	6,538	—
Lease modification and exit charges	1,137	—	—
Loss on extinguishment of debt	1,214	—	—
Gain on termination of servicing (4)	(1,838)	—	—
Income tax impact of adjustments	(1,513)	(9,314)	—

Adjusted net income	$43,968	$48,401	$34,864
Shares (1)	34,336	25,845	21,748

Adjusted diluted earnings per share	$1.28	$1.87	$1.60

Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and Adjusted Operating Margin
GAAP income from operations	$66,787	$55,770	$56,661
Total revenues	319,039	256,770	152,350

GAAP operating margin	21%	22%	37%

GAAP income from operations	$66,787	$55,770	$56,661
Adjustments:
Severance costs (2)	$429	$2,223	$—
Amortization of intangible assets	3,009	15,182	—
Deal-related expenses (3)	—	6,538	—
Lease modification and exit charges	1,137	—	—
Loss on extinguishment of debt	1,214	—	—
Gain on termination of servicing (4)	(1,838)	—	—

Adjusted income from operations	$70,738	$79,713	$56,661
Total revenues	319,039	256,770	152,350

Adjusted operating margin	22%	31%	37%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$252,252	$201,000	$95,689
Adjustments:
Severance costs (2)	$429	$2,223	$—
Amortization of intangible assets	3,009	15,182	—
Deal-related expenses (3)	—	6,538	—
Lease modification and exit charges	1,137	—	—
Loss on extinguishment of debt	1,214	—	—

Adjusted total expenses	$246,463	$177,057	$95,689

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP (continued)

	For the year ended December 31,
	2013	2012	2011
Reconciliation of GAAP Net Income to Adjusted EBITDA
GAAP net income	$41,530	$33,772	$34,864
Recurring Adjustments:
Income tax expense	25,257	21,998	21,797
Interest expense	3,743	1,649	823
Amortization and depreciation	72,946	38,743	22,514
Provision for credit losses	1,322	3,140	4,724
Net write-offs	(9,188)	(6,450)	(680)
Stock compensation expense	9,194	5,176	2,422
Gains attributable to mortgage servicing rights (5)	(91,972)	(92,594)	(54,301)
Other Adjustments:
Severance costs (2)	429	2,223	—
Amortization of intangible assets	3,009	15,182	—
Deal-related expenses (3)	—	6,538	—
Lease modification and exit charges	1,137	—	—
Loss on extinguishment of debt	1,214	—	—
Gain on termination of servicing (4)	(1,838)	—	—

Adjusted EBITDA	$56,783	$29,377	$32,163

(1)	Diluted weighted average shares outstanding.
(2)	Severance costs incurred in connection with the Acquisition (2012) and cost reduction plan (2013).
(3)	Includes legal, advisory fees, other professional fees, and a transition services agreement incurred in connection with the Acquisition.
(4)	Gain attributable to the termination of the servicing rights associated with a portion of our Fannie Mae small loan portfolio.
(5)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Adjusted Net Income and Adjusted Income from Operations. Adjusted net income was $44.0 million for the year ended December 31, 2013 compared to $48.4 million for the year ended December 31, 2012, a 9% decrease. Adjusted income from operations was $70.7 million for the year ended December 31, 2013 compared to $79.7 million for the year ended December 31, 2012, an 11% decrease. The decrease was due primarily to increases in personnel expense of $26.4 million and amortization and depreciation of $34.2 million, partially offset by increases in gains from mortgage banking activities of $17.1 million and servicing fees of $38.0 million. Personnel expense increased due to growth in headcount following the Acquisition and increased commissions expense from an increase in loan origination volume. Amortization and depreciation increased due to growth in the MSR portfolio following the Acquisition and continued growth of the portfolio through new originations. Gains from mortgage banking activities increased as a result of higher loan origination volume due to the Acquisition and internal growth. Servicing fees increased as a result of a higher average servicing portfolio due to 2013 loan origination volume and the $14.5 billion servicing portfolio obtained in the Acquisition.

Adjusted Diluted Earnings per Share. Adjusted diluted earnings per share was $1.28 for the year ended December 31, 2013 compared to $1.87 for the year ended December 31, 2012, a 32% decrease. The decrease was attributable to a decrease in adjusted net income year over year and an increase in the average diluted weighted shares outstanding from 2012 to 2013 due to shares issued as purchase price consideration in the Acquisition.

Adjusted Operating Margin. Adjusted operating margin was 22% for the year ended December 31, 2013 compared to 31% for the year ended December 31, 2012, a 29% decrease.

Adjusted Total Expenses. Adjusted total expenses were $246.5 million for the year ended December 31, 2013 compared to $177.1 million for the year ended December 31, 2012, a 39% increase. The increase in adjusted total expenses is primarily the result of a $34.2 million increase in amortization and depreciation and a $26.4 million increase in personnel expense. Amortization and depreciation increased primarily due to the growth of the MSR portfolio following the Acquisition and the continued growth of the portfolio through new originations. Also included in amortization and depreciation are write-offs of MSRs. During 2013, write-offs of MSRs increased $3.7 million from the prior year to $10.6 million. Personnel expense increased due to the growth in headcount following the Acquisition and due to increased commissions expense from an increase in loan origination volume due to the Acquisition and internal growth.

Adjusted EBITDA. Adjusted EBITDA was $56.8 million for the year ended December 31, 2013 compared to $29.4 million for the year ended December 31, 2012, a 93% increase. The increase was primarily a result of a $17.8 million increase in loan origination fees and a $38.0 million increase in servicing fees, partially offset by increases in commissions and net write-offs. Loan origination fees increased due to the Acquisition and internal growth. Servicing fees increased due to the $14.5 billion servicing portfolio acquired in the Acquisition and 2013 loan origination volume. Commissions increased due to an increase in loan origination volumes, and net write-offs increased as more losses reserved for in prior years were settled with Fannie Mae.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Adjusted Net Income and Adjusted Income from Operations. Adjusted net income was $48.4 million for the year ended December 31, 2012 compared to $34.9 million for the year ended December 31, 2011, a 39% increase. Adjusted income from operations was $79.7 million for the year ended December 31, 2012 compared to $56.7 million for the year ended December 31, 2011, a 41% increase. The increase was primarily attributable to increases in gains from mortgage banking activities of $83.8 million and servicing fees of $18.6 million, partially offset by increases in personnel expense of $55.7 million and amortization and depreciation of $16.2 million. Gains from mortgage banking activities increased as a result of higher loan origination volume due to the Acquisition and internal growth. Servicing fees increased as a result of a higher average servicing portfolio due to 2013 loan origination volume and the $14.5 billion servicing portfolio obtained in the Acquisition. Personnel expense increased due to growth in headcount following the Acquisition and increased commissions expense from an increase in loan origination volume. Amortization and depreciation increased due to growth in the MSR portfolio following the Acquisition and continued growth of the portfolio through new originations.

Adjusted Diluted Earnings per Share. Adjusted diluted earnings per share was $1.87 for the year ended December 31, 2012 compared to $1.60 for the year ended December 31, 2011, a 17% increase. The increase was attributable to an increase in adjusted net income year over year, partially offset by an increase in the average diluted weighted shares outstanding from 2011 to 2012 due to the Acquisition.

Adjusted Operating Margin. Adjusted operating margin was 31% for the year ended December 31, 2012 compared to 37% for the year ended December 31, 2011, a 16% decrease.

Adjusted Total Expenses. Adjusted total expenses were $177.1 million for the year ended December 31, 2012 compared to $95.7 million for the year ended December 31, 2011, an 85% increase. The increase in adjusted total expenses is primarily the result of a $16.2 million increase in amortization and depreciation and a $55.7 million increase in personnel expense. Amortization and depreciation increased primarily due to the growth of the MSR portfolio following the Acquisition and the continued growth of the portfolio through new originations. Personnel expense increased due to the growth in headcount following the Acquisition and due to increased commissions expense from an increase in loan origination volume due to the Acquisition and internal growth.

Adjusted EBITDA. Adjusted EBITDA was $29.4 million for the year ended December 31, 2012 compared to $32.2 million for the year ended December 31, 2011, a 9% decrease. The decrease was primarily a result of an increase in salaries, benefits, bonuses, and commissions of $52.9 million and a $5.8 million increase in net write offs, partially offset by increases in loan origination fees and servicing fees. Salaries and bonuses increased due to an increase in head count following the Acquisition. Commissions increased due to an increase in loan origination volumes. Loan origination fees increased due to an increase in loan origination volume, while servicing fees increased due to an increase in the average servicing portfolio due to the Acquisition and loan origination volume.

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

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property, plant, and equipment. We also invest our own cash to fund a portion of the loans held for investment we originate.

Cash Flow from Financing Activities

We use our warehouse facilities to fund loan closings. We believe that our current warehouse facilities are adequate to meet our increasing loan origination needs. Historically, we have used long-term debt to partially fund acquisitions.

Although prior to the initial public offering our excess cash flows from operations have been distributed to owners, we currently have no intention to pay dividends on our common stock in the foreseeable future.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Our unrestricted cash balance was $170.6 million and $65.0 million as of December 31, 2013 and 2012, respectively, a $105.6 million increase. The increase is primarily the result of a net increase in notes payable of $92.3 million from December 31, 2012 to December 31, 2013.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash provided by operating activities was $836.9 million for the year ended December 31, 2013 compared to $839.2 million used in operating activities for the year ended December 31, 2012. The increase in cash flows from operations in 2013 is primarily attributable to the receipt of $797.7 million for loan originations, net of sales of loans to third parties, compared to the use of $821.9 million to fund loan originations, net of sales of loans to third parties in 2012. Excluding cash provided by and used in the sale and purchase of loans, cash flows provided by operations were $39.2 million for the year ended December 31, 2013 compared to $17.3 million used in operations for the year ended December 31, 2012. The increase is primarily attributable to an increase in cash of $23.5 million provided by gains attributable to the fair value of premiums and origination fees, an increase in cash of $24.0 million provided by servicing fees and other receivables, and an increase in net income of $7.8 million.

We invested $130.6 million and $222.1 million for the year ended December 31, 2013, and 2012, respectively, a $91.5 million decrease year over year. The decrease in cash invested in 2013 is primarily the result of net cash paid in 2012 for the Acquisition of $208.1 million and none in 2013, partially offset by net cash of $126.1 million invested in loans held for investment in 2013, compared to only $9.4 million in 2012.

Cash used in financing activities was $600.7 million for the year ended December 31, 2013 compared to $1.1 billion cash provided by financing activities for the year ended December 31, 2012. The decrease is primarily attributable to the net repayment of warehouse and notes payable of $619.1 million in 2013, compared to net borrowings of $923.2 million in 2012. The decrease is also due to a decrease in proceeds from the issuance of common stock of $149.9 million from 2012 to 2013, partially offset by $22.1 million in secured borrowings in 2013, for which there was no comparable activity in 2012.

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

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, and (ii) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient. In 2012, we repaid our term note payable and replaced it with a new $83.0 million note to facilitate the Acquisition. In December 2013, we secured a $175.0 million term note and used a portion of the proceeds to pay off the remaining unpaid principal balance of the 2012 term note.

We also require working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. Congress and other governmental authorities have also suggested that lenders may be required to retain on their balance sheet a portion of the loans that they originate, although no regulation has yet been implemented.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of December 31, 2013 and 2012. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2013, the net worth requirement was $91.1 million and the Company’s net worth was $250.1 million, as measured at our wholly owned subsidiary. As of December 31, 2013, we were required to maintain at least $17.4 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2013, we had operational liquidity of $166.9 million, as measured at our wholly owned subsidiary.

We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We may opportunistically repurchase stock if we believe market conditions support such activity.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. Similarly, we believe that cash flows from operations should be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities and Cash

Restricted cash and pledged securities and cash consist primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and collateral for our risk-sharing obligations. The amount of collateral required by Fannie Mae and Freddie Mac (whenever loss sharing is applicable) is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of December 31, 2013, and December 31, 2012 we pledged securities and cash to collateralize our risk-sharing obligations of $49.7 million and $33.5 million, respectively, all of which were in excess of current requirements.

We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. On March 29, 2013, Fannie Mae announced changes to the DUS Capital Standards that were retroactive to January 1, 2013. These changes were as follows:

•	Restricted liquidity requirements for Tier 1 loans were immediately increased from 90 basis points to 110 basis points for all new and any existing Tier 1 loans. We have an insignificant number of Tier 1 loans in our portfolio; therefore, the incremental restrictive liquidity requirement did not have a material impact on the Company’s operations during 2013, and we do not expect it to have a material impact on future operations;

•	Restricted liquidity requirements for existing Tier 2 loans were increased from 60 basis points to 75 basis points. The restricted liquidity requirement on new Tier 2 loans will continue to be funded over a 48 month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirement on existing Tier 2 mortgage loans will increase gradually by three basis points per quarter for eight quarters through December 31, 2014.

•	Restricted liquidity held as collateral in the form of US Treasuries experienced a collateral reduction increasing from 0% to 3%, the discount on US Federal Agency Securities increased from 3% to 4%, and the discount on money market funds holding US Treasuries increased from 0% to 5%. As of December 31, 2013, we held all of our restricted liquidity in money market funds holding US Treasuries.

We are in compliance with the December 31, 2013 collateral requirements as outlined above. As of December 31, 2013, reserve requirements for the December 31, 2013 DUS loan portfolio will require us to fund $40.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae will reassess the DUS Capital Standards on or before June 30, 2014. We generate sufficient cash flow from our operations to meet these capital standards and do not expect these changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of December 31, 2013.

Sources of Liquidity: Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs and to assist in funding interim loans, we have five warehouse facilities that we use to fund substantially all of our loan originations. As of December 31, 2013, we had four committed warehouse lines of credit in the aggregate amount of $1.4 billion with certain national banks and a $500.0 million uncommitted facility with Fannie Mae. Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Warehouse Facility #1:

On September 4, 2012, contemporaneous with the closing of the Acquisition, we entered into the Warehousing Credit and Security Agreement with a national bank for a $500.0 million committed warehouse line that was scheduled to mature on September 3, 2013. The Warehousing Credit and Security Agreement provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line originally bore interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus 185 basis points. The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on our operating subsidiary (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by us, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

In addition, the Warehousing Credit and Security Agreement requires compliance with certain financial covenants, which are measured for us and our subsidiaries on a consolidated basis, as follows:

•	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

•	compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD,

•	liquid assets of the Company of not less than $15.0 million,

•	maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $20.0 billion or (ii) all Fannie Mae DUS mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution,

•	aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio, and

•	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

The Warehousing Credit and Security Agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods.

On December 6, 2012, the Company executed an amendment that increased the commitment amount to $575.0 million, effective February 1, 2013. On April 12, 2013, we executed an amendment to the warehousing agreement, reducing the interest rate under the line to 30-day LIBOR plus 165 basis points. On June 13, 2013, we executed an amendment to the warehousing agreement, further reducing the interest rate under the line to 30-day LIBOR plus 150 basis points effective June 1, 2013. On August 30, 2013, we executed an amendment to the warehousing agreement, extending the maturity date of the warehouse line from September 3, 2013 to September 2, 2014. No other material modifications have been made to the agreement.

Warehouse Facility #2:

On September 4, 2012, contemporaneous with the closing of the Acquisition, we amended our $350.0 million committed warehouse agreement that was scheduled to mature on February 28, 2013. The committed warehouse facility provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. On January 25, 2013, we entered into an amendment to increase the borrowing capacity from $350.0 million to $450.0 million. On April 2, 2013, we executed an amendment to the warehouse agreement, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. On June 25, 2013 we executed an amendment to and restatement of the warehouse agreement that, among other things, increased the borrowing capacity to $650.0 million from $450.0 million and extended the maturity date from September 3, 2013 to June 24, 2014. No other material modifications have been made to the agreement.

The negative and financial covenants of the warehouse agreement conform to those of Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Warehouse Facility #2.

Warehouse Facility #3:

We had a $35.0 million committed warehouse line agreement that was scheduled to mature on July 21, 2013. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to us.

On July 19, 2013, we executed an amendment to the warehouse agreement, extending the maturity date from July 21, 2013 to September 19, 2013. On August 19, 2013, we executed an amendment to the warehouse agreement, extending the maturity date from September 19, 2013 to September 21, 2014. Additionally, the committed amount was increased from $35.0 million to $57.4 million. The interest rate for advances made on or after July 21, 2013 was reduced from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 200 basis points. On October 1, 2013, we executed an amendment to the warehouse agreement to reflect the change in our ownership of the borrower under this warehouse agreement from 100% to 10% ownership and make conforming modifications to the financial covenants. No other material modifications have been made to the agreement.

The facility agreement requires the Company’s compliance with the following financial covenants:

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

Warehouse Facility #4:

On October 5, 2012, we closed a $50.0 million committed warehouse line agreement that was scheduled to mature on October 4, 2013. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings originally bore interest at the average 30-day LIBOR plus 250 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.

On September 24, 2013, we executed an amendment to the warehousing agreement. Among other things, the amendment extended the maturity date of the warehouse line from October 4, 2013 to December 4, 2013 and increased the commitment amount from $50.0 million to $60.0 million. On November 29, 2013, we executed an amendment to extend the maturity date to December 13, 2013. On December 13, 2013, we executed an amended and restated warehousing credit and security agreement that increased the borrowing capacity to $100.0 million, extended the maturity date to December 13, 2015, and reduced the borrowing rate to the average 30-day LIBOR plus 200 basis points. No other material modifications have been made to the agreement.

The amended and restated agreement requires us to abide by the following significant financial covenants:

•	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

•	compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD,

•	liquid assets of the Company of not less than $15.0 million,

•	rolling four-quarter EBITDA of not less than $35 million,

•	Maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $20.0 billion or (ii) all Fannie Mae DUS mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution,

•	debt service coverage ratio of not less than 2.75 to 1.0, and

•	aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio.

Uncommitted Warehouse Facility:

We have a $500.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at the average 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. As of December 31, 2013, we had $11.4 million of borrowings outstanding under this program with a corresponding principal amount of loans held for sale. There is no expiration date for this facility.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of December 31, 2013, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Debt Obligations

On September 4, 2012, and substantially contemporaneously with the closing of the Acquisition, we entered into a senior secured term loan credit agreement (the “Prior Credit Agreement”). The Prior Credit Agreement provided for an $83.0 million term loan (the “Prior Loan”) that was scheduled to mature on August 31, 2017. We repaid in full the Prior Loan on December 20, 2013.

On December 20, 2013, we entered into a senior secured term loan credit agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $175.0 million term loan (the “Term Loan”). At any time, we may also elect to request the establishment of one or more incremental term loan commitments to make up to three additional term loans (any such additional term loan, an “Incremental Term Loan”) in an aggregate principal amount for all such Incremental Term Loans not to exceed $60.0 million.

The Term Loan was issued at a discount of 1.0%, and we used approximately $77.5 million of the Term Loan proceeds to repay in full the Prior Credit Facility and to pay certain transaction costs incurred in connection with the Term Loan.

We are obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to $0.4 million on the last business day of each of March, June, September and December commencing on March 31, 2014. The term loan also requires other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the Term Loan is required to be paid in full on December 20, 2020 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The Term Loan currently bears interest at the LIBOR Rate plus an applicable margin of 4.50%.

Our obligations under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC, each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Term Loan Agreement, we are required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Term Loan Agreement) by us in accordance with the terms of the Term Loan Agreement, to guarantee our obligations under the Term Loan Agreement and become a party to the Guarantee and Collateral Agreement. We may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Term Loan Agreement are met.

The Term Loan Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Loan Parties to incur indebtedness, to create liens on their property, to make investments, to merge, consolidate or enter into any similar combination, or enter into any asset disposition of all or substantially all assets, or liquidate, wind-up or dissolve, to make asset dispositions, to declare or pay dividends or make related distributions, to enter into certain transactions with affiliates, to enter into any negative pledges or other restrictive agreements, to engage in any business other than the business of the Loan Parties as of the date of the Term Loan Agreement and business activities reasonably related or ancillary thereto, to amend certain material contracts or to enter into any sale leaseback arrangements.

In addition, the Term Loan Agreement requires us to abide by certain financial covenants calculated for us and our subsidiaries on a consolidated basis as follows:

•	As of the last day of any fiscal quarter ending during the periods specified below, permit the Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement) to be greater than the corresponding ratio set forth below:

Period	Maximum Ratio
Closing Date through December 31, 2014	5.00 to 1.00
January 1, 2015 through December 31, 2015	4.75 to 1.00
January 1, 2016 to December 31, 2016	4.50 to 1.00
January 1, 2017 and thereafter	4.25 to 1.00

•	As of the last day of any fiscal quarter permit the Consolidated Corporate Interest Coverage Ratio (as defined in the Term Loan Agreement) to be less than 2.75 to 1.00.

•	As of the last day of any fiscal quarter permit the Asset Coverage Ratio (as defined in the Term Loan Agreement) to be less than 1.50 to 1.00.

The Term Loan Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Term Loan Agreement or other loan documents to be valid and binding, and certain ERISA events and judgments.

All of the notes payable, including the warehouse facilities, are senior obligations of the Company.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$13,232,089	$11,783,915	$6,560,506
Fannie Mae Modified Risk	4,375,148	4,128,020	2,303,158
Freddie Mac Modified Risk	68,559	69,018	—
GNMA - HUD Full Risk	4,863	4,988	—

Total risk-sharing servicing portfolio	$17,680,659	$15,985,941	$8,863,664
Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$1,745,643	$2,942,676	$1,515,762
Freddie Mac No Risk	10,203,172	9,045,203	3,189,565
GNMA - HUD No Risk	5,039,331	4,637,392	1,359,166
Brokered	4,132,602	2,549,287	1,850,128

Total non risk-sharing servicing portfolio	$21,120,748	$19,174,558	$7,914,621
Total loans serviced for others	$38,801,407	$35,160,499	$16,778,285
Interim loans (full risk) servicing portfolio	$135,620	$9,500	$—

Total servicing portfolio unpaid principal balance	$38,937,027	$35,169,999	$16,778,285

At risk servicing portfolio (1)	$15,144,146	$13,608,684	$7,500,752
Maximum exposure to at risk portfolio (2)	3,698,789	2,721,737	1,500,150
60+ Day delinquencies, within at risk portfolio	3,349	19,739	19,037
At risk loan balances associated with allowance for risk-sharing obligations	$52,019	$134,376	$158,969
Allowance for risk-sharing obligations:
Beginning balance	$15,670	$14,917	$10,873
Provision for risk-sharing obligations	881	3,140	4,724
Allowance for risk-sharing obligations, CWCapital acquisition	—	4,063	—
Net write-offs	(9,188)	(6,450)	(680)

Ending balance	$7,363	$15,670	$14,917

60+ Day delinquencies as a percentage of the at risk portfolio	0.02%	0.15%	0.25%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.05%	0.12%	0.20%
Net write-offs as a percentage of the at risk portfolio	0.06%	0.05%	0.01%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	14.15%	11.66%	9.38%
Allowance for risk-sharing as a percentage of maximum exposure	0.20%	0.58%	0.99%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.83%	1.35%	1.66%

(1)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as an immaterial balance of Freddie Mac and GNMA/HUD loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

For example, a $15 million loan with 50% DUS risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk-sharing. Accordingly, if the $15 million loan with 50% DUS risk-sharing was to default, we would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, all but three of our risk-sharing obligations that we have settled have been from full risk-sharing loans.

(2)	Represents the maximum loss we would incur under our risk-sharing obligations if all of the loans we service, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The maximum exposure is not representative of the actual loss we would incur.

Risk-Sharing Tier	Percentage Absorbed by Us
First 5% of UPB at the time of loss settlement	100%
Next 20% of UPB at the time of loss settlement	25%
Losses above 25% of UPB at the time of loss settlement	10%
Maximum lender loss	20% of original UPB

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

We monitor our underwriting criteria in light of changing economic and market conditions. In 2006, when we believed the CMBS issuers relaxed their underwriting criteria, we did not mirror those changes. Furthermore, in 2008, we strengthened our underwriting criteria in response to deteriorating market conditions. We believe these actions reduced our risk exposure under the Fannie Mae DUS risk-sharing program; however, these actions also restricted growth in our origination volumes.

We may request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. Except for the Fannie Mae DUS loans acquired in the Column transaction, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap the loan balance subject to full risk-sharing at $60.0 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss on any loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we occasionally elect to originate a loan with full risk sharing even when the loan balance is greater than $60.0 million if we believe the loan characteristics support such an approach.

A provision for risk-sharing obligations is recorded, and the allowance for risk-sharing obligations is increased, when it is probable that we have incurred risk-sharing obligations. We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on watch lists, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, and delinquency.

The provisions have been primarily for Fannie Mae loans with full risk-sharing. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. Our estimates of value are determined considering broker opinions and other sources of market value information relevant to underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

As of December 31, 2013 and 2012, $3.3 million and $19.7 million, respectively, of our at risk balances were more than 60 days delinquent. For the years ended December 31, 2013, 2012 and 2011, our provisions for risk-sharing obligations were $0.9 million, $3.1 million and $4.7 million, respectively.

As of December 31, 2013 and December 31, 2012, our allowance for risk-sharing obligations was $7.4 million and $15.7 million, respectively, or 5 basis points and 12 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of December 31, 2013, we have advanced $1.8 million of principal and interest payments on the loans associated with our $7.4 million allowance. Accordingly, if the $7.4 million in estimated losses is ultimately realized, we would be required to fund an additional $5.6 million. As of December 31, 2012, we had advanced $4.5 million of principal and interest payments on the loans associated with our $15.7 million allowance at that time.

For the ten-year period from January 1, 2004 through December 31, 2013, we recognized net write-offs of risk-sharing obligations of $17.5 million, or an average of 1.7 basis points annually of the average at risk Fannie Mae portfolio balance.

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

Contractual payments due under warehouse facility obligations, long-term debt, and other obligations at December 31, 2013 are as follows (in thousands):

	Total	Due in 1 Year or Less	Due after 1 Year through 3 Years	Due after 3 Years through 5 Years	Due after 5 Years
Long-term debt (1)	$239,824	$11,327	$22,365	$21,996	$184,136
Warehouse facilities (2)	376,259	317,826	58,433	—	—
Operating leases	31,463	4,367	7,667	5,938	13,491
Purchase obligations	1,037	591	446	—	—

Total	$648,583	$334,111	$88,911	$27,934	$197,627

(1)	Includes interest at contractual interest rate for fixed rate loans and effective interest rate for variable rate loans.
(2)	To be repaid from proceeds of loan sales. Includes interest at the effective interest rate for warehouse borrowings as of December 31, 2013.

New/Recent Accounting Pronouncements

There were no accounting pronouncements issued during 2013 or 2014 that have the potential to impact the Company. All other recently issued accounting pronouncements and their expected impact to the Company have been disclosed previously.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor niceis negotiated prior to closing on the loan with the borrower, and the sale or placement is typically effectuated within 60 days of closing. The coupon rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. Average 30-day LIBOR as of December 31, 2013 and 2012 was 17 basis points and 21 basis points, respectively. A 100 basis point increase in the average 30-day LIBOR would increase our annual earnings by approximately $7.6 million based on our escrow balance as of December 31, 2013 compared to $6.8 million as of December 31, 2012. A decrease in the average 30-day LIBOR to zero would decrease our annual earnings by approximately $1.3 million based on the escrow balance as of December 31, 2013 compared to $1.4 million as of December 31, 2012.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment are based on LIBOR. The interest income on our loans held for investment is based on LIBOR. A 100 basis point increase in the average 30-day LIBOR would decrease our annual net warehouse interest income by approximately $4.4 million based on our outstanding warehouse balance as of December 31, 2013 compared to $5.0 million as of December 31, 2012. A decrease in the average 30-day LIBOR to zero would increase our annual earnings by approximately $0.8 million based on our outstanding warehouse balance as of December 31, 2013 compared to $1.1 million as of December 31, 2012.

All of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase in the average 30-day LIBOR would decrease our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of December 31, 2013 compared to $0.8 million based on our outstanding corporate debt as of December 31, 2012. A decrease in the average 30-day LIBOR to zero would not have an impact on our 2013 annual earnings as our corporate debt outstanding as of December 31, 2013 had a LIBOR floor of 100 bps. A decrease in the average 30-day LIBOR to zero would decrease our 2012 annual earnings by approximately $0.2 million based on the outstanding corporate debt as of December 31, 2012.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $13.2 million as of December 31, 2013, compared to $11.0 million as of December 31, 2012. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of December 31, 2013 and 2012, 83% and 88% of the servicing fees, respectively, are protected from the risk of prepayment through make-whole requirements. Given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of Walker & Dunlop, Inc. and subsidiaries and notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, listed in Item 15, are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2013 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control —

Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2014 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officers – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See “Available Information.”

Item 11.	Executive Compensation.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors and Executive Officers,” “Compensation Discussion and Analysis – Compensation Committee Report” and “Compensation of Directors and Executive Officers – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management” and “Compensation of Directors and Executive Officers – Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 13 is hereby incorporated by reference to material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance – Corporate Governance Information – Director Independence.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Audit Related Matters.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(a)	Financial Statements

Walker & Dunlop, Inc. and Subsidiaries Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit No.	Description

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1	Formation Agreement, dated January 30, 2009, by and among Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Column Guaranteed LLC and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.2†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.3†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and William M. Walker, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.4†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.5†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Howard W. Smith, III effective as of December 14, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.6†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.7†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Deborah A. Wilson, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.8†	Separation Agreement, dated December 17, 2012, by and between Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012)

10.9†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard Warner (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.10†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Richard Warner, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.11†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.12†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Richard M. Lucas, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.13†	Employment Agreement, dated March 3, 2013 between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2013)

10.14†	2010 Long Term Incentive Plan of Walker & Dunlop, LLC, dated January 1, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.15†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)

10.16†*	Management Deferred Stock Unit Purchase Plan

10.17†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)

10.18†	Form of Restricted Common Stock Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.19†	Form of Restricted Common Stock Award Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.20†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.21†	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.22†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.23†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.24†	Form of Deferred Stock Unit Award Agreement (Purchase Plan) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.25†	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013)

10.26†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.27†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mitchell M. Gaynor (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.28†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.29†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.30†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.31†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.32†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Edmund F. Taylor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.33†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.34†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Cynthia A. Hallenbeck (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.35†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.36†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard C. Warner (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.37†	Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Andrew C. Florance (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.38†	Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.39†	Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.40†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)

10.41	Amended and Restated Warehousing Credit and Security Agreement, dated as of June 25, 2013, by and among Walker & Dunlop, LLC, as borrower, Walker & Dunlop, Inc., as guarantor, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.42	First Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.43	Amended and Restated Guaranty and Suretyship Agreement, dated as of June 25, 2013, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.44	Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.45	Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.46	Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.47	Transfer and Joinder Agreement, dated as of September 4, 2012, by and among the Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.48	Warehousing Credit and Security Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A. and the other lenders party thereto from time to time, and Bank of America, N.A., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.49	First Amendment to Warehousing Credit and Security Agreement, dated as of December 6, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2012)

10.50	Second Amendment to Warehousing Credit and Security Agreement, dated as of February 1, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013)

10.51	Third Amendment to Warehousing Credit and Security Agreement, dated as of April 12, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)

10.52	Fourth Amendment to Warehousing Credit and Security Agreement dated as of June 13, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013)

10.53	Fifth Amendment to Warehousing Credit and Security Agreement, dated as of August 30, 2013, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013)

10.54	Sixth Amendment to Warehousing Credit and Security Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.55	Temporary Increase Agreement, dated September 28, 2012, by and between Walker & Dunlop, LLC, as borrower and Bank of America, N.A. as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012)

10.56	Credit Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.57	Guarantee and Collateral Agreement, dated as of December 20, 2013, among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

21*	List of Subsidiaries of the Walker & Dunlop, Inc., as of December 31, 2013

23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)

31.1*	Certification of Walker & Dunlop, Inc.’s Chief Executive Offer Pursuant to Rule 13a-14(a)

31.2*	Certification of Walker & Dunlop, Inc.’s Chief Financial Offer Pursuant to Rule 13a-14(a)

32*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract or arrangement.
*:	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker William M. Walker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2014

/s/ Alan J. Bowers Alan J. Bowers	Director	March 7, 2014

/s/ Andrew C. Florance Andrew C. Florance	Director	March 7, 2014

/s/ Mitchell M. Gaynor Mitchell M. Gaynor	Director	March 7, 2014

/s/ Cynthia A. Hallenbeck Cynthia A. Hallenbeck	Director	March 7, 2014

/s/ Michael D. Malone Michael D. Malone	Director	March 7, 2014

/s/ John Rice John Rice	Director	March 7, 2014

/s/ Dana L. Schmaltz Dana L. Schmaltz	Director	March 7, 2014

/s/ Howard W. Smith, III Howard W. Smith, III	Executive Vice President, Chief Operating Officer and Director	March 7, 2014

/s/ Edmund F. Taylor Edmund F. Taylor	Director	March 7, 2014

/s/ Stephen P. Theobald Stephen P. Theobald	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walker & Dunlop, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc.:

We have audited Walker & Dunlop, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Walker & Dunlop, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Walker & Dunlop, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

March 7, 2014

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$170,563	$65,027
Restricted cash	5,427	7,130
Pledged securities, at fair value	49,651	33,481
Loans held for sale, at fair value	281,477	1,101,561
Loans held for investment, net	134,656	9,468
Servicing fees and other receivables, net	27,592	40,933
Derivative assets	19,563	21,258
Mortgage servicing rights	353,024	315,524
Goodwill and other intangible assets	61,777	64,379
Other assets	25,236	29,872

Total assets	$1,128,966	$1,688,633

Liabilities and Equity
Liabilities
Accounts payable and other liabilities	$69,206	$66,763
Performance deposits from borrowers	5,234	9,503
Derivative liabilities	222	867
Guaranty obligation, net of accumulated amortization	23,489	21,155
Allowance for risk-sharing obligations	7,363	15,670
Deferred tax liabilities, net	74,246	56,035
Warehouse notes payable	373,107	1,084,539
Notes payable	173,258	80,925

Total liabilities	$726,125	$1,335,457

Equity
Stockholders’ equity:
Preferred shares, 50,000,000 authorized, none issued	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 33,999,551 in 2013 and 33,567,730 in 2012	340	336
Additional paid-in capital	244,954	236,823
Retained earnings	157,547	116,017

Total stockholders’ equity	$402,841	$353,176

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$1,128,966	$1,688,633

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

	2013	2012	2011
Revenues
Gains from mortgage banking activities	$203,671	$186,543	$102,712
Servicing fees	90,215	52,207	33,581
Net warehouse interest income	7,445	4,668	4,198
Escrow earnings and other interest income	4,008	2,965	1,474
Other	13,700	10,387	10,385

Total revenues	$319,039	$256,770	$152,350

Expenses
Personnel	$133,667	$109,037	$51,162
Amortization and depreciation	72,876	38,673	22,444
Amortization of intangible assets	3,079	15,252	70
Provision for credit losses	1,322	3,140	4,724
Interest expense on corporate debt	3,743	1,649	823
Other operating expenses	37,565	33,249	16,466

Total expenses	$252,252	$201,000	$95,689

Income from operations before income taxes	66,787	55,770	56,661
Income tax expense	25,257	21,998	21,797

Net income	$41,530	$33,772	$34,864

Basic earnings per share	$1.23	$1.32	$1.61

Diluted earnings per share	$1.21	$1.31	$1.60

Basic weighted average shares outstanding	33,764,233	25,545,028	21,621,534

Diluted weighted average shares outstanding	34,335,914	25,845,015	21,747,672

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2013, 2012 and 2011

(In thousands, except share data)

	Common stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2010	21,408,171	$214	$77,047	$47,381	$124,642
Net income	—	—	—	34,864	34,864
Issuance of common stock	221,292	2	2,051	—	2,053
Stock-based compensation	—	—	2,422	—	2,422
Issuance of common stock in connection with equity compensation plans	157,608	1	—	—	1
Repurchase and retirement of common stock	(38,473)	—	(473)	—	(473)
Tax benefit from vesting of restricted shares	—	—	143	—	143

Balances at December 31, 2011	21,748,598	$217	$81,190	$82,245	$163,652
Net income	—	—	—	33,772	33,772
Stock-based compensation			5,176		5,176
Issuance of common stock in connection with equity compensation plans	220,236	2	373	—	375
Issuance of common stock in connection with the acquisition of CWCapital LLC	11,647,255	117	150,581	—	150,698
Repurchase and retirement of common stock	(48,359)	—	(741)	—	(741)
Tax benefit from vesting of restricted shares	—	—	244	—	244

Balances at December 31, 2012	33,567,730	$336	$236,823	$116,017	$353,176
Net income	—	—	—	41,530	41,530
Stock-based compensation	—	—	8,764	—	8,764
Issuance of common stock in connection with equity compensation plans	593,115	6	1,133	—	1,139
Repurchase and retirement of common stock	(161,294)	(2)	(3,023)	—	(3,025)
Tax benefit from vesting of restricted shares	—	—	1,257	—	1,257

Balances at December 31, 2013	33,999,551	$340	$244,954	$157,547	$402,841

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$41,530	$33,772	$34,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(91,972)	(92,594)	(54,301)
Gain attributable to fair value of premiums and origination fees	9,457	(14,062)	(3,231)
Amortization and depreciation	75,955	53,925	22,514
Stock compensation	9,194	5,176	2,422
Provision for credit losses	1,322	3,140	4,724
Deferred tax expense	18,211	16,286	9,523
Originations of loans held for sale	(5,818,792)	(5,590,067)	(3,271,731)
Sales of loans to third parties	6,616,515	4,768,155	3,311,383
Amortization of deferred loan fees and costs	(200)	(45)	—
Origination fees received from loans held for investment	691	—	—
Tax benefit from vesting of equity awards	(1,257)	(244)	(143)
Cash allowance received from landlord	289	1,951	—
Cash paid to settle risk-sharing obligations	(5,290)	(4,633)	(680)
Cash received from the sale of assets acquired	—	6,828	—
Changes in:
Restricted cash and pledged securities	(14,467)	(4,831)	(7,262)
Servicing fees and other receivables	9,457	(14,550)	(5,179)
Intangible and other assets	9,791	(13,596)	(117)
Accounts payable and other liabilities	(19,257)	7,128	10,820
Performance deposits from borrowers	(4,269)	(922)	4,455

Net cash provided by (used in) operating activities	$836,908	$(839,183)	$58,061

Cash flows from investing activities:
Capital expenditures	$(4,519)	$(4,599)	$(3,758)
Acquisition of CWCapital LLC, net of cash acquired and other assets	—	(208,109)	—
Originations of loans held for investment	(147,820)	(19,400)	—
Principal collected on loans held for investment	21,700	9,977	—

Net cash used in investing activities	$(130,639)	$(222,131)	$(3,758)

Cash flows from financing activities:
(Repayments) borrowings of short-term warehouse notes payable, net	$(797,275)	$858,988	$(29,993)
Borrowings of interim warehouse notes payable	102,755	12,375	—
Repayments of interim warehouse notes payable	(16,912)	(5,250)	—
Borrowings of notes payable	173,258	83,000	—
Repayments of notes payable	(80,925)	(25,944)	(3,752)
Secured borrowings	22,050	—	—
Debt issuance costs	(3,055)	(1,221)	—
Distributions to former members	—	—	(1,750)
Proceeds from issuance of common stock	1,139	151,073	2,054
Repurchase of common stock	(3,025)	(741)	(473)
Tax benefit from vesting of restricted shares	1,257	244	143

Net cash (used in) provided by financing activities	$(600,733)	$1,072,524	$(33,771)

Net increase in cash and cash equivalents	$105,536	$11,210	$20,532
Cash and cash equivalents at beginning of year	65,027	53,817	33,285

Cash and cash equivalents at end of year	$170,563	$65,027	$53,817

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$14,813	$11,922	$4,662
Cash paid for taxes	$881	$14,329	$12,045

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION

These financial statements represent the consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to the GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also originates and services loans for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker.

The Company offers its borrowers an interim loan program offering floating-rate debt with original principal balances of generally up to $30.0 million, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Program”). The Company closed its first loans under the Program in 2012. The Company underwrites all loans originated through the Program using similar underwriting standards used to underwrite loans it originates and sells. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s balance sheet during such time that they are outstanding. $126.1 million unpaid principal balance of the loans outstanding as of December 31, 2013 was originated in 2013, and all of the loans outstanding as of December 31, 2013 were originated within the past two years. As of December 31, 2013, none of the loans under the Program is delinquent. Additionally, the Company has not incurred a loss on any loans originated under the Program.

The Company offers a large loan bridge program (the “Bridge Program”). Similar to the Program, the Bridge Program offers floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing but are good candidates for future permanent financing. The Bridge Program is offered for loans of $30.0 million or more and for terms of up to three years. The first loan under the Bridge Program originated during the fourth quarter of 2013. The Bridge Program was established through a partnership with third-party investors (“Bridge Partnership”). The loans in the Bridge Program are approved for funding by unanimous consent of the limited partners, funded by the Bridge Partnership, and underwritten by the Company pursuant to service agreements. The Company accounts for its five-percent ownership interest as an equity-method investment. The operations of the Bridge Program were immaterial for the year ended December 31, 2013. As of December 31, 2013, the partnership held one loan with an unpaid principal balance of $44.2 million originated under the Bridge Program.

On September 4, 2012, the Company closed its acquisition of CWCapital, LLC (“CWCapital”), at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and the Company’s issuance in a private placement to CW Financial Services, LLC (“CW Financial”) approximately 11.6 million shares of common stock valued at approximately $151.1 million (the “Acquisition”). Upon closing of the Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. By virtue of the Company’s ownership of CWCapital, the Company also acquired a 50% ownership in ARA Finance LLC, a joint venture with ARA Finco LLC, in which ARA Finco LLC owns the remaining 50% of ARA Finance LLC. The Company does not have the ability to direct the activities of ARA Finance LLC; therefore, the Company accounts for its investment in ARA Finance LLC under the equity method of accounting.

The results of operations for the year ended December 31, 2013 reflect twelve months’ impact of the Acquisition while the results of operations for the year ended December 31, 2012 reflect only four months’ impact of the Acquisition, which materially affects the comparability of the results of operations from 2012 to 2013.

In the third quarter of 2013, the Company transferred a participating interest in a financial asset to a third party. The Company accounted for the transfer as a secured borrowing. The entire financial asset is presented as a component of the Loans held for investment line item within the Consolidated Balance Sheets, and the secured borrowing of $22.1 million is included within the Accounts payable and other liabilities line item in the Consolidated Balance Sheets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the fourth quarter of 2013, the Company formed a partnership with an affiliate of Fortress Investment Group, LLC, the Company’s largest stockholder, in which the Company owns a 20 percent interest (“CMBS Partnership”). The CMBS Partnership will operate a Commercial Mortgage Backed Securities (“CMBS”) program (“CMBS Program”). The CMBS program will offer financing for all commercial property types throughout the United States. The loans in the CMBS Program will be selected and funded by the CMBS Partnership and underwritten by the Company. The Company will receive a fee for servicing the loans. The CMBS Partnership will assume the full risk of loss on the loans while it holds the loans. The Company accounts for the 20 percent interest using the equity method of accounting. No loans have been originated yet through the CMBS Program, and the activities of the CMBS Program were immaterial during the year ended December 31, 2013.

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

Comprehensive Income—For the years ended December 31, 2013, 2012, and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with a maturity of three months or less. The Company had no cash equivalents as of December 31, 2013 and 2012.

Restricted Cash—Restricted cash primarily represents good faith deposits. The composition of restricted cash at December 31, 2013 and 2012 is as follows (in thousands):

	As of December 31,
	2013	2012
Good faith customer deposits	$5,253	$6,990
Sublease Deposits	56	45
Employee flex deposits	118	95

	$5,427	$7,130

Pledged Securities and Cash—As security for its GSE risk-sharing obligations (Notes 6 and 10), certain securities and cash have been pledged to the benefit of Fannie Mae and Freddie Mac, respectively, to secure the Company’s risk-sharing obligations. The balances for these pledged securities and cash at December 31, 2013 and 2012 are as follows (in thousands):

	As of December 31,
Investment	2013	2012	Maturity Date
Fidelity Institutional Money Market Government
Portfolio—Class I	$48,496	$32,326	—
Pledged cash	1,155	1,155	—

	$49,651	$33,481

The pledged securities as of December 31, 2013 consist of a highly liquid investment valued using quoted market prices from recent trades.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Servicing Fees and Other Receivables, net—Servicing fees and accounts receivable, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, general accounts receivable, and advances of principal and interest payments and tax and insurance escrow amounts up to 5% of the unpaid principal balance of a loan if the borrower is delinquent in making loan payments, to the extent such amounts are determined to be reimbursable and recoverable. These advances may be used to offset any losses incurred under the Company’s risk-sharing obligation with Fannie Mae.

Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, loans held for sale, and derivative financial instruments.

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

Business Combinations and Goodwill—The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the purchase price over the assets acquired, identifiable intangible assets and liabilities assumed is recognized as goodwill. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustment to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statement of operations.

The Company does not amortize goodwill; instead, it evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We currently have only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. The Company performed its annual impairment testing as of October 1, 2013. Our annual impairment analysis begins with comparing our market capitalization to our net assets. If the market capitalization exceeds the net asset value, further analysis is not required, and goodwill is not considered impaired. As of October 1, 2013, our market capitalization exceeded our net asset value by $60 million, or 15%. As of December 31, 2013, there have been no events subsequent to that analysis that are indicative of an impairment loss.

Derivative Assets and Liabilities—Certain loan commitments and forward sales commitments meet the definition of a derivative and are recorded at fair value in the consolidated balance sheets. The estimated fair value of loan commitments includes the value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the risk-sharing obligation. The estimated fair value of forward sale commitments includes the effects of interest rate movements between the trade date and balance sheet date. Adjustments to fair value are reflected as a component of income.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or market or on a non-accrual status at December 31, 2013 and December 31, 2012.

Loans Held for Investment, net—Loans held for investment are multifamily interim loans originated by the Company through the Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans typically have a maximum term of two years and original principal balances of $30.0 million or less. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company uses the interest method to determine an effective yield to amortize the loan fees and costs on real estate loans held for investment. All loans held for investment are floating-rate loans; therefore, the Company uses the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments, if any, to determine periodic amortization. As of December 31, 2013, the Loans held for investment, net balance consists of $135.6 million of unpaid principal balance, $0.5 million of net unamortized deferred fees and costs, and $0.4 million of allowance for loan losses.

The Company will reclassify loans held-for-investment as loans held-for-sale if it determines that the loans will be sold or transferred to third parties.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in our portfolio, including monitoring the financial condition of the borrower and the financial trends of the underlying property for each of its loans held for investment to assess the credit quality of the loan. The allowance levels are influenced by loan volumes, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics. The allowance for loans losses recorded as of December 31, 2013 is based on the Company’s collective assessment of the portfolio. No allowance for loan losses was necessary as of December 31, 2012.

Loans are placed on non-accrual status when collection of interest and principal is not probable. Loans held for investment are considered past due when contractually required principal or interest payments have not been made on the due dates and are charged off when the loan is considered uncollectible. The Company evaluates all loans held for investment for impairment. A loan is considered impaired when the Company believes that the facts and circumstances of the loan suggest that the Company will not be able to collect all contractually due principal and interest. Delinquency status and borrower financial condition are key components of the Company’s consideration of impairment status.

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2013 or December 31, 2012. Additionally, we have not experienced any losses or delinquencies related to these loans or charged off any loan held for investment since the inception of the Program.

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

Historically the contingent guaranty recognized at inception has been de minimis. In determining the fair value of the guaranty obligation, the Company considered the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan (historically three to five basis points per year) discounted using a 12-15 percent discount rate. The discount rate and estimated life used are consistent with those used for the calculation of the MSR for each loan.

Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method. The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for events or conditions which may signal a potential default. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable, the Company would record a liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations, along with a write-off of the associated loan-specific MSR. The amount of the allowance considers the Company’s assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. We regularly monitor the allowance for risk-sharing obligations on all applicable loans and update loss estimates as current information is received.

Gains from Mortgage Banking Activities—Mortgage banking activity income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan net of the estimated net future cash flows associated with any risk-sharing obligations. Loan transactions in a brokerage capacity tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments and because the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

borrower will also have to pay an origination fee to the ultimate institutional lender. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. Mortgage servicing rights (“MSRs”) and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans.

The co-broker fees for the years ended December 31, 2013, 2012, and 2011 were $23.0 million, $28.8 million and $22.9 million, respectively.

Transfer of financial assets is reported as a sale when (a) the transferor surrenders control over those assets, (b) the transferred financial assets have been legally isolated from the Company’s creditors, (c) the transferred assets can be pledged or exchanged by the transferee, and (d) consideration other than beneficial interests in the transferred assets is received in exchange. The transferor is considered to have surrendered control over transferred assets if, and only if, certain conditions are met. The Company has determined that all loans sold have met these specific conditions and accounts for all transfers of mortgage loans and mortgage participations as completed sales.

When a mortgage loan is sold, the Company retains the right to service the loan and initially recognizes the mortgage servicing right (“MSR”) at fair value. Subsequent to the initial measurement date, mortgage servicing assets are amortized using the interest method.

Amortization and Depreciation—Amortization expense principally relates to mortgage servicing rights (Note 5), which are amortized using the interest method over the period that servicing income is expected to be received.

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

Under the Walker & Dunlop, Inc. 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”), as amended, the Company granted restricted stock, unrestricted stock and stock option awards. Restricted stock awards were granted without cost to the Company’s officers, employees and non-employee directors, for which the fair value of the award was calculated as the difference between the market value of the Company’s common stock on the date of grant and the purchase price to be paid by the grantee. The Company’s stock option and restricted stock awards for its officers and employees vest, predicated on continued employment, satisfaction of performance conditions, or a combination of both. Restricted stock awards for non-employee directors fully vest after one year.

Stock option awards were granted to officers and certain other employees, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and were granted for a ten-year term, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option term, the estimated dividend yield, a “risk-free” interest rate and the expected volatility. The Company uses an estimated dividend yield of zero as the Company has not historically issued dividends and does not expect to issue dividends in the future. For the “risk-free” rate, the Company uses a U.S. Treasury strip due in a number of years equal to the option’s expected term. To determine the expected volatility, the Company has historically calculated the volatility of the common stock price of a group of peer companies, as the Company had insufficient historical data for its common stock to develop an expectation of volatility over the expected term of the options granted solely based on the historical volatility of its own common stock. For stock option awards granted in 2013, the Company used a blended volatility rate based on the historical volatility of its own common stock and common stock of a group of peer companies. The Company issues new shares from the pool of authorized but not yet issued shares when an employee exercises stock options.

Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis, for the entire award, over the requisite service period of the award. Forfeiture assumptions are evaluated frequently and updated as necessary. Compensation is recognized within the income statement as Personnel expense, the same expense line as the cash compensation paid to the respective employees.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Income Taxes— The Company files income tax returns in the applicable U.S. federal, state and local jurisdictions and generally is subject to examination by the respective jurisdictions for three years from the filing of a tax return. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies.

The Company had no accruals for tax uncertainties as of December 31, 2013 and 2012.

Net Warehouse Interest Income— The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale and those held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three years ended December 31, 2013, 2012 and 2011 are the following components (in thousands):

	For the year ended December 31,
	2013	2012	2011
Warehouse interest income—loans held for sale	$17,576	$16,562	$10,198
Warehouse interest income—loans held for investment	3,583	799	—
Warehouse interest expense—loans held for sale	(11,362)	(12,201)	(5,951)
Warehouse interest expense—loans held for investment	(2,352)	(492)	(49)

Warehouse interest income, net	$7,445	$4,668	$4,198

Recently Issued Accounting Pronouncements—There were no accounting pronouncements issued during 2013 or 2014 that have the potential to impact the Company. All other recently issued accounting pronouncements and their expected impact to the Company have been disclosed previously.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—ACQUISITIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired CWCapital on September 4, 2012 (the “Acquisition Date”). The consideration transferred at the close of the Acquisition totaled approximately $231.1 million, consisting of $80.0 million in cash and shares of the Company’s common stock with fair value of $151.1 million.

The Company allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed based on their estimated Acquisition Date fair values, with the remaining unallocated amount recognized as goodwill. During the measurement period, the Company identified adjustments to the provisional amounts recorded at the Acquisition Date as shown in the table below. The measurement-period adjustments were recorded based on information obtained subsequent to the Acquisition Date that related to information that existed as of the Acquisition Date and were related primarily to the fair value of mortgage servicing rights acquired and working capital.

The recognized goodwill, all of which is tax deductible over 15 years, is attributed to the value of the assembled workforce, the broader scale of operations of the combined company’s national platform and the long-term expected synergies associated with the combination.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following summarizes the Company’s goodwill activity for the years ended December 31, 2013 and 2012 (in thousands):

	As of and for the year ended December 31,
	2013	2012
Beginning balance	$59,735	$—
CWCapital acquisition, as initially recorded	—	53,401
Retrospective adjustments	477	6,334
Impairment	—	—

Ending balance	$60,212	$59,735

The following summarizes the Company’s other intangible assets, including those related to acquisition activity, as of and for the year ended December 31, 2013 (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Gross carrying value	Accumulated Amortization	Net carrying value	Gross carrying value	Accumulated Amortization	Net carrying value
Mortgage pipeline intangible asset	$18,700	$(18,191)	$509	$18,700	$(15,182)	$3,518
Acquired mortgage servicing rights	124,629	(34,779)	89,850	124,629	(8,503)	116,126
Originated mortgage servicing rights	364,824	(101,650)	263,174	277,328	(77,930)	199,398

Total	$508,153	$(154,620)	$353,533	$420,657	$(101,615)	$319,042

The weighted average remaining lives of the Company’s intangible assets are as follows:

•	Mortgage pipeline: the mortgage pipeline is amortized ratably over the estimated lives of the underlying mortgage application contracts. As of December 31, 2013, the remaining term is estimated to be between 1 and 3 months.

•	Mortgage servicing rights: mortgage servicing rights acquired through the Acquisition are amortized using the effective yield method. The estimated lives of the mortgage servicing rights are derived based upon the stated yield maintenance and/or prepayment protection term of the underlying loans. The weighted average remaining life of the portfolio acquired is 6.2 years.

The Company expects to amortize in 2014 the entire December 31, 2013 net carrying value of the mortgage pipeline intangible asset. The expected amortization of MSRs, which includes the MSRs acquired from CWCapital shown above, is discussed in Note 5.

NOTE 4—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consist of the following activity for each of the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2013	2012	2011
Contractual loan origination related fees, net	$111,699	$93,949	$48,411
Fair value of expected net future cash flows from servicing recognized at commitment	97,115	98,308	57,560
Fair value of expected guaranty obligation	(5,143)	(5,714)	(3,259)

Total gains from mortgage banking activities	$203,671	$186,543	$102,712

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Estimated Life— The estimated life of the MSRs is derived based upon the stated yield maintenance and/or prepayment protection term of the underlying loan and may be reduced by 6 to 12 months based upon the expiration of various types of prepayment penalty and/or lockout provisions prior to that stated maturity date.

Servicing Cost—The estimated future cost to service the loan for the estimated life of the MSR is subtracted from the expected cash flows.

The fair values of the MSRs at December 31, 2013 and 2012 were $414.9 million and $350.5 million, respectively. The fair value calculation is based on our total servicing portfolio less the portion of the servicing portfolio related to loans held for sale and loans held for investment, or $38.5 billion and $34.1 billion as of December 31, 2013 and 2012, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of 100 basis point increase in the discount rate at December 31, 2013, is a decrease in the fair value of $13.2 million.

The impact of 200 basis point increase in the discount rate at December 31, 2013, is a decrease in the fair value of $25.4 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for each of the years ended December 31, 2013 and 2012 was as follows (in thousands):

	For the year ended December 31,
	2013	2012
Beginning balance	$315,524	$137,079
Additions, following sale of loan	112,464	94,008
Additions, CWCapital acquisition	—	124,629
Amortization	(64,443)	(37,019)
Prepayments and write-offs	(10,521)	(3,173)

Ending balance	$353,024	$315,524

The expected amortization of MSR balances recorded, as of December 31, 2013, is shown in the table below (in thousands). Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
Year Ending December 31,	Amortization	Amortization	Amortization
2014	$45,746	$18,366	$64,112
2015	40,672	17,013	57,685
2016	37,628	15,758	53,386
2017	34,532	13,942	48,474
2018	30,117	10,118	40,235
Thereafter	74,479	14,653	89,132

Total	$263,174	$89,850	$353,024

The MSRs are amortized using the interest method over the period that servicing income is expected to be received. The Company reported write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write offs are included as a component of the amortization and depreciation expense in the accompanying consolidated statements of income. Prepayment fees totaling $2.4 million, $1.7 million and $0.9 million were collected for 2013, 2012 and 2011, respectively, and are included as a component of the Other revenues line item in the Consolidated Statements of Income.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management reviews the capitalized MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. No temporary impairment was recognized for the years ended December 31, 2013, 2012, and 2011.

The weighted average remaining life of the aggregate MSR portfolio is 6.6 years.

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

A summary of the Company’s guaranty obligation for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	For the year ended December 31,
	2013	2012
Beginning balance	$21,155	$9,921
Guaranty obligation recognized, following the sale of the loan	6,136	5,718
Guaranty obligation assumed, CWCapital acquisition	—	8,254
Amortization of guaranty obligation	(3,802)	(2,738)

Ending balance	$23,489	$21,155

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records a liability for the estimated allowance for risk-sharing obligations through a charge to the provision for credit losses in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects the Company’s assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk-sharing. Historically, initial loss recognition occurs at or before the loan becomes 60 days delinquent. A summary of the Company’s allowance for risk-sharing obligations for the contingent portion of the guaranty obligation for each of the years ended December 31, 2013 and 2012 was as follows (in thousands):

	For the year ended December 31,
	2013	2012
Beginning balance	$15,670	$14,917
Provision for risk-sharing obligations	881	3,140
Allowance for risk-sharing obligations assumed, CWCapital acquisition	—	4,063
Write offs	(9,188)	(6,450)

Ending balance	$7,363	$15,670

As of December 31, 2013 and 2012, the maximum quantifiable contingent liability associated with guarantees was $3.7 billion and $2.7 billion, respectively. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows at December 31, 2013 and 2012 (in thousands):

	2013	2012
Unpaid principal balance of loans (1)	$38,937,027	$35,169,999

(1)	The 2012 balance reflects the addition of $14.5 billion (unpaid principal balance) of loan servicing obtained through the Acquisition.

At December 31, 2013 and 2012, custodial escrow accounts relating to loans serviced by the Company totaled $687.1 million and $598.6 million, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with major financial institutions where it believes the risk of loss to be minimal.

NOTE 8—NOTES PAYABLE

Warehouse Notes Payable—At December 31, 2013, to provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $1.4 billion with certain national banks and a $500.0 million uncommitted facility with Fannie Mae. In support of these credit facilities, the Company has pledged substantially all of its loans held for sale and loans held for investment under the Company’s approved programs.

The maximum amount and outstanding borrowings under the warehouse notes payable at December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013
Facility	Maximum Amount	Outstanding Balance	Interest rate
Committed warehouse facility #1	$575,000	$119,874	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #2	650,000	148,843	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #3	57,400	45,496	Average 30-day LIBOR plus 2.00%
Committed warehouse facility #4	100,000	47,472	Average 30-day LIBOR plus 2.00%
Fannie Mae Repurchase agreement, uncommited line and open maturity	500,000	11,422	Average 30-day LIBOR plus 1.15%

Total	$1,882,400	$373,107

	December 31, 2012
Facility	Maximum Amount	Outstanding Balance	Interest rate
Committed warehouse facility #1	$975,000	$830,749	Average 30-day LIBOR plus 1.85%
Committed warehouse facility #2	350,000	109,329	Average 30-day LIBOR plus 1.75%
Committed warehouse facility #3	35,000	7,125	Average 30-day LIBOR plus 2.50%
Committed warehouse facility #4	50,000	—	Average 30-day LIBOR plus 2.50%
Fannie Mae Repurchase agreement, uncommited line and open maturity	500,000	137,336	Average 30-day LIBOR plus 1.15%

Total	$1,910,000	$1,084,539

The average 30-day LIBOR was 0.17% and 0.21% as of December 31, 2013 and 2012, respectively. Interest expense under the warehouse notes payable for the years ended December 31, 2013, 2012 and 2011 aggregated to $13.7 million, $12.7 million and $6.0 million, respectively. Included in interest expense in 2013, 2012 and 2011 are facility fees of $2.7 million, $2.0 million and $1.1 million, respectively. The warehouse notes payable are subject to various financial covenants and the Company was in compliance with all such covenants at December 31, 2013.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs and to assist in funding loans held for investment under the interim loan program, the Company has five warehouse facilities that are used to fund substantially all of its loan originations. As of December 31, 2013, the Company had four committed warehouse lines of credit in the aggregate amount of $1.4 billion with certain national banks and a $500.0 million uncommitted facility with Fannie Mae. Consistent with industry practice, three of these facilities are revolving commitments that the Company expects to renew annually, one is a revolving commitment expected to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. The Company’s ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Warehouse Facility #1:

On September 4, 2012, contemporaneous with the closing of the Acquisition, the Company entered into the Warehousing Credit and Security Agreement with a national bank for a $500.0 million committed warehouse line that was scheduled to mature on September 3, 2013. The Warehousing Credit and Security Agreement provides the Company with the ability to fund its Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line originally bore interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus 185 basis points. The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on our operating subsidiary (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume guarantee or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

In addition, the Warehousing Credit and Security Agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

•	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

•	compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD,

•	liquid assets of the Company of not less than $15.0 million,

•	maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $20.0 billion or (ii) all Fannie Mae DUS mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution,

•	aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio, and

•	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

The Warehousing Credit and Security Agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods.

On December 6, 2012, the Company executed an amendment that increased the commitment amount to $575.0 million, effective February 1, 2013. On April 12, 2013, the Company executed an amendment to the warehousing agreement, reducing the interest rate under the line to 30-day LIBOR plus 165 basis points. On June 13, 2013, the Company executed an amendment to the warehousing agreement, further reducing the interest rate under the line to 30-day LIBOR plus 150 basis points effective June 1, 2013. On August 30, 2013, the Company executed an amendment to the warehousing agreement, extending the maturity date of the warehouse line from September 3, 2013 to September 2, 2014. No other material modifications have been made to the agreement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Warehouse Facility #2:

On September 4, 2012, contemporaneous with the closing of the Acquisition, the Company amended its $350.0 million committed warehouse agreement that was scheduled to mature on February 28, 2013. The committed warehouse facility provides the Company with the ability to fund its Fannie Mae, Freddie Mac, HUD and FHA loans. On January 25, 2013, the Company entered into an amendment to increase the borrowing capacity from $350.0 million to $450.0 million. On April 2, 2013, the Company executed an amendment to the warehouse agreement, reducing the interest rate under the line to 30-day LIBOR plus 150 basis points. On June 25, 2013 the Company executed an amendment to and restatement of the warehouse agreement that, among other things, increased the borrowing capacity to $650.0 million from $450.0 million and extended the maturity date from September 3, 2013 to June 24, 2014. No other material modifications have been made to the agreement.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Warehouse Facility #2.

Warehouse Facility #3:

The Company had a $35.0 million committed warehouse line agreement that was scheduled to mature on July 21, 2013. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bore interest at the average 30-day LIBOR plus 250 basis points. Borrowings under the facility are full recourse to the Company.

On July 19, 2013, the Company executed an amendment to the warehouse agreement, extending the maturity date from July 21, 2013 to September 19, 2013. On August 19, 2013, the Company executed an amendment to the warehouse agreement, extending the maturity date from September 19, 2013 to September 21, 2014. Additionally, the committed amount was increased from $35.0 million to $57.4 million. The interest rate for advances made on or after July 21, 2013 was reduced from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 200 basis points. On October 1, 2013, we executed an amendment to the warehouse agreement to reflect the change in our ownership in the borrower under this warehouse agreement from 100% ownership to 10% ownership and made conforming modifications to the financial covenants. No other material modifications were made to the agreement.

The facility agreement requires the Company’s compliance with the following financial covenants:

•	minimum tangible net worth of $100.0 million,

•	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

•	minimum cash and cash equivalents of $10.0 million,

•	minimum EBITDA to total debt service ratio of 2.00 to 1.0, and

•	aggregate unpaid principal amount of Fannie Mae DUS mortgage loans which are 60 or more days past due or otherwise in default not to exceed 2% of the outstanding principal balance of all Fannie Mae DUS mortgage loans.

Warehouse Facility #4:

On October 5, 2012, the Company closed a $50.0 million committed warehouse line agreement that was scheduled to mature on October 4, 2013. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings originally bore interest at the average 30-day LIBOR plus 250 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.

On September 24, 2013, the Company executed an amendment to the warehousing agreement. Among other things, the amendment extended the maturity date of the warehouse line from October 4, 2013 to December 4, 2013 and increased the commitment amount from $50.0 million to $60.0 million. On November 29, 2013, the Company executed an amendment to extend the maturity date to December 13, 2013. On December 13, 2013, the Company executed an amended and restated warehousing credit and security agreement that increased the borrowing capacity to $100.0 million, extended the maturity date to December 13, 2015, and reduced the borrowing rate to the average 30-day LIBOR plus 200 basis points. No other material modifications have been made to the agreement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The amended and restated agreement requires the borrower and the Company to abide by the following significant financial covenants:

•	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

•	compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD,

•	liquid assets of the Company of not less than $15.0 million,

•	rolling four-quarter EBITDA of not less than $35 million,

•	Maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $20.0 billion or (ii) all Fannie Mae DUS mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution,

•	debt service coverage ratio of not less than 2.75 to 1.0, and

•	aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio.

Uncommitted Warehouse Facility:

The Company has a $500.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. As of December 31, 2013, the Company had $11.4 million of borrowings outstanding under this program. There is no expiration date for this facility.

The agreements above contain cross-default provisions, such that if a default occurs under any of the Company’s debt agreements, generally the lenders under its other debt agreements could also declare a default. As of December 31, 2013, the Company was in compliance with all of its warehouse line covenants.

Notes Payable—Borrowings for notes payable at December 31, 2013 and 2012, are as follows (in thousands, unless otherwise noted):

	December 31,
Lender	2013	2012	Interest rate and repayments
Term Loan—$175.0 million term loan due December 20, 2020	$173,258	$—	Interest rate varies—see below for further details; quarterly principal payments of $437.5
Prior Loan—$83.0 million note due August 31, 2017	—	80,925	Average 30-day LIBOR plus 3.75% monthly interest, quarterly principal payments of $2,075.0

Total	$173,258	$80,925

On September 4, 2012, and substantially contemporaneously with the closing of the Acquisition, the Company entered into a senior secured term loan credit agreement (the “Credit Agreement”). The Credit Agreement provided for an $83.0 million term loan (the “Prior Loan”) that was scheduled to mature on August 31, 2017. The Company repaid in full the Prior Loan on December 20, 2013. In connection with the repayment, the Company recognized a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs, which is included in Other operating expenses in the Consolidated Statements of Income.

On December 20, 2013, the Company entered into a senior secured term loan credit agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $175.0 million term loan (the “Term Loan”). At any time, the Company may also elect to request the establishment of one or more incremental term loan commitments to make up to three additional term loans (any such additional term loan, an “Incremental Term Loan”) in an aggregate principal amount for all such Incremental Term Loans not to exceed $60.0 million.

The Term Loan was issued at a discount of 1.0%, and the Company used approximately $77.5 million of the Term Loan proceeds to repay in full the Prior Credit Facility and to pay certain transaction costs incurred in connection with the Term Loan.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company is obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to $0.4 million on the last business day of each of March, June, September and December commencing on March 31, 2014. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the Term Loan is required to be paid in full on December 20, 2020 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

At the Company’s election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by the Company’s Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The Term Loan currently bears interest at the LIBOR Rate plus an applicable margin of 4.50%.

The obligations of the Company under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, and Walker & Dunlop Capital, LLC, each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Term Loan Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Term Loan Agreement) by the Company in accordance with the terms of the Term Loan Agreement, to guarantee the obligations of the Company under the Term Loan Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Term Loan Agreement are met.

The Term Loan Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Loan Parties to incur indebtedness, to create liens on their property, to make investments, to merge, consolidate or enter into any similar combination, or enter into any asset disposition of all or substantially all assets, or liquidate, wind-up or dissolve, to make asset dispositions, to declare or pay dividends or make related distributions, to enter into certain transactions with affiliates, to enter into any negative pledges or other restrictive agreements, to engage in any business other than the business of the Loan Parties as of the date of the Term Loan Agreement and business activities reasonably related or ancillary thereto, to amend certain material contracts or to enter into any sale leaseback arrangements.

In addition, the Term Loan Agreement requires the Company to abide by certain financial covenants calculated for the Company and its subsidiaries on a consolidated basis as follows:

•	As of the last day of any fiscal quarter ending during the periods specified below, permit the Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement) to be greater than the corresponding ratio set forth below:

Period	Maximum Ratio
Closing Date through December 31, 2014	5.00 to 1.00
January 1, 2015 through December 31, 2015	4.75 to 1.00
January 1, 2016 to December 31, 2016	4.50 to 1.00
January 1, 2017 and thereafter	4.25 to 1.00

•	As of the last day of any fiscal quarter permit the Consolidated Corporate Interest Coverage Ratio (as defined in the Term Loan Agreement) to be less than 2.75 to 1.00.

•	As of the last day of any fiscal quarter permit the Asset Coverage Ratio (as defined in the Term Loan Agreement) to be less than 1.50 to 1.00.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Term Loan Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Term Loan Agreement or other loan documents to be valid and binding, and certain ERISA events and judgments.

All of the notes payable, including the warehouse facilities, are senior obligations of the Company.

The scheduled maturities, as of December 31, 2013, for the aggregate of the warehouse notes payable and the notes payable is shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale. Amounts advanced under the warehouse notes payable are included in the current year as the amounts are usually drawn and repaid within 60 days (in thousands):

Year Ending December 31,	Maturities
2014	$317,417
2015	59,310
2016	1,750
2017	1,750
2018	1,750
Thereafter	166,250

Total	$548,227

All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2013 were repaid in 2014.

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

The Company’s MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value. As of December 31, 2013 and 2012, the fair value of our MSR portfolio exceeded the amortized cost.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
December 31, 2013
Assets
Loans held for sale	$—	$281,477	$—	$281,477
Pledged securities and cash	49,651	—	—	49,651
Derivative assets	—	—	19,563	19,563

Total	$49,651	$281,477	$19,563	$350,691

Liabilities
Derivative liabilities	$—	$—	$222	$222

Total	$—	$—	$222	$222

December 31, 2012
Assets
Loans held for sale	$—	$1,101,561	$—	$1,101,561
Pledged securities and cash	33,481	—	—	33,481
Derivative assets	—	—	21,258	21,258

Total	$33,481	$1,101,561	$21,258	$1,156,300

Liabilities
Derivative liabilities	$—	$—	$867	$867

Total	$—	$—	$867	$867

There were no transfers between any of the levels within the fair value hierarchy during 2013 or 2012.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs: Derivative Instruments December 31, 2013
Derivative assets and liabilities, net
Beginning balance, December 31, 2012	$20,391
Settlements	(204,721)
Realized gains (losses) recorded in earnings (1)	184,330
Unrealized gains (losses) recorded in earnings (1)	19,341

Ending balance, December 31, 2013	$19,341

Derivative Instruments December 31, 2012
Derivative assets and liabilities, net
Beginning balance, December 31, 2011	$5,415
Settlements	(171,567)
Realized gains (losses) recorded in earnings (1)	166,152
Unrealized gains (losses) recorded in earnings (1)	20,391

Ending balance, December 31, 2012	$20,391

(1)	Realized and unrealized gains (losses) from derivatives are recognized in the Gains from mortgage banking activities line item in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities (in thousands):

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$19,563	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	222	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and the fair values of the Company’s financial instruments as of December 31, 2013 and 2012 are presented below (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$170,563	$170,563	$65,027	$65,027
Restricted cash	5,427	5,427	7,130	7,130
Pledged securities and cash	49,651	49,651	33,481	33,481
Loans held for sale	281,477	281,477	1,101,561	1,101,561
Loans held for investment, net	134,656	135,620	9,468	9,500
Derivative assets	19,563	19,563	21,258	21,258

Total financial assets	$661,337	$662,301	$1,237,925	$1,237,957

Financial Liabilities:
Derivative liabilities	$222	$222	$867	$867
Warehouse notes payable	373,107	373,107	1,084,539	1,084,539
Notes payable	173,258	173,258	80,925	80,925

Total financial liabilities	$546,587	$546,587	$1,166,331	$1,166,331

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

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded, and are valued using discounted cash flow models that incorporate observable inputs from market participants.

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for periods of up to two years, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 2). As of December 31, 2013 and 2012, no credit-related adjustments were required.

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

Warehouse Notes Payable—Consist of borrowings outstanding under warehouse line agreements. The borrowing rates on the warehouse lines are based upon average 30-day LIBOR plus a margin. The carrying amounts approximate fair value because of the short maturity of these instruments and the monthly resetting of the index rate to prevailing market rates (Level 2).

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Adjustment Components				Balance Sheet Location
In thousands	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Contract Assets	Derivative Contract Liabilities	Fair Value Adjustment To Loans Held for Sale
December 31, 2013
Rate lock commitments	$235,616	$12,331	$(6,253)	$6,078	$6,299	$(221)	$—
Forward sale contracts	515,755	—	13,263	13,263	13,264	(1)	—
Loans held for sale	280,139	8,348	(7,010)	1,338	—	—	1,338

Total		$20,679	$—	$20,679	$19,563	$(222)	$1,338

December 31, 2012
Rate lock commitments	$302,373	$11,953	$(1,194)	$10,759	$10,759	$—	$—
Forward sale contracts	1,380,235	—	9,756	9,756	10,499	(867)	—
Loans held for sale	1,077,862	32,261	(8,562)	23,699	—	—	23,699

Total		$44,214	$—	$44,214	$21,258	$(867)	$23,699

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. On March 29, 2013, Fannie Mae announced changes to the DUS Capital Standards that were retroactive to January 1, 2013. These changes were as follows:

•	Restricted liquidity requirements for Tier 1 loans were immediately increased from 90 basis points to 110 basis points for all new and any existing Tier 1 loans. The Company has an insignificant number of Tier 1 loans in its portfolio; therefore, the incremental restrictive liquidity requirement did not have a material impact on the Company’s operations during 2013, and the Company does not expect it to have a material impact on future operations;

•	Restricted liquidity requirements for existing Tier 2 loans were increased from 60 basis points to 75 basis points. The restricted liquidity requirement on new Tier 2 loans will continue to be funded over a 48 month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirement on existing Tier 2 mortgage loans will increase gradually by three basis points per quarter for eight quarters through December 31, 2014.

•	Restricted liquidity held as collateral in the form of US Treasuries experienced a collateral reduction increasing from 0% to 3%, the discount on US Federal Agency Securities increased from 3% to 4%, and the discount on money market funds holding US Treasuries increased from 0% to 5%. As of December 31, 2013, the Company held all of its restricted liquidity in money market funds holding US Treasuries.

The Company is in compliance with the December 31, 2013 collateral requirements as outlined above. As of December 31, 2013, reserve requirements for the December 31, 2013 DUS loan portfolio will require the Company to fund $40.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae will reassess the DUS Capital Standards on or before June 30, 2014. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect these changes to have a material impact on its future operations; however, future changes to collateral requirements may adversely impact the Company’s available cash.

Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of December 31, 2013.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of December 31, 2013 and 2012. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2013, the net worth requirement was $91.1 million and the Company’s net worth was $250.1 million, as measured at our wholly owned subsidiary. As of December 31, 2013, the Company was required to maintain at least $17.4 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of December 31, 2013, the Company had operational liquidity of $166.9 million, as measured at our wholly owned subsidiary.

Litigation—Capital Funding Litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living Facilities”). Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the acquisition of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s claims were dismissed. The jury awarded Capital Funding (i) a $1.75 million judgment against defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”), Column’s parent, on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment against Credit Suisse. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. The motion is opposed by the defendants. As a result of an indemnification arrangement, the Company’s loss exposure is limited to $3.0 million, and the Company believes that the indemnification fully covers the $1.8 million judgment.

Litigation—CA Funds Group Litigation—In March 2012, the Company’s wholly owned subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding the Company’s investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by the Company. However, the Company independently formed the Bridge Program, which is focused primarily on making floating-rate loans of up to two years of $30.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. The Company filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and a ruling on the motion is expected in March 2014. We intend to vigorously defend the matter.

The Company has not recorded a loss reserve for the aforementioned litigation as the Company does not believe that a loss is probable in either case. The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties, and other costs, and the Company’s reputation and business may be impacted. The Company’s management believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on its business, results of operations, liquidity or financial condition.

In the normal course of business, the Company may be party to various other claims and litigation, none of which the Company believes is material.

Lease Commitments—The Company’s predecessor executed a lease agreement in October 2002 for its corporate headquarters, which was subsequently amended in November 2003, to increase the amount of space leased to a full floor (approximately 23,000 square feet). On July 1, 2011, the Company signed an amendment to acquire an additional approximately 23,000 square feet and extend the lease expiration date to November 20, 2023. Rent expense related to this lease is recognized on the straight-line basis over the term of the lease. Rent expense was approximately $6.1 million, $3.5 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum cash basis operating lease commitments are as follows (in thousands):

Year ending December 31,
2014	$4,367
2015	4,163
2016	3,504
2017	3,077
2018	2,861
Thereafter	13,491

Total	$31,463

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11—SHARE-BASED PAYMENT

There are 5,510,000 shares of stock authorized for issuance under the 2010 Equity Incentive Plan to directors, officers and employees.

During 2013, the Company granted stock options, under the 2010 Equity Incentive Plan, as amended, to officers and certain employees, with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The stock options have a 10 year term and vest ratably over periods of two to three years dependent solely on continued employment. In addition, the Company granted restricted shares, under the 2010 Equity Incentive Plan, to officers, employees and non-employee directors, without cost to the grantee. The restricted share awards granted to officers and employees vest ratably over three years dependent on continued employment, performance conditions, or some combination thereof. Restricted share awards to non-employee directors fully vest one year from the date of grant.

In addition, in 2013, the Company granted 275,038 restricted share units (“RSUs”) to officers and certain other employees. The RSUs cliff vest after three years based on continued employment and the Company’s achievement of specified performance targets. If either of the conditions is not met, the RSUs are forfeited. The Company recorded immaterial compensation expense related to these RSUs for the year ended December 31, 2013. As of December 31, 2013, all of the RSUs are unvested and outstanding.

At December 31, 2013, an additional 2,708,475 shares remain available for grant under the 2010 Equity Incentive Plan.

The following table provides additional information regarding the Company’s share-based payment plan for the year ended December 31, 2013 (dollars in thousands, except per share amounts):

	Options / Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Restricted Shares
Nonvested at beginning of period	1,048,346
Granted	418,757
Vested	(518,691)
Forfeited	(151,221)

Nonvested at end of period	797,191			$12,891

Stock Options
Outstanding at beginning of period	502,968
Granted	336,459
Exercised	(74,425)
Forfeited	(6,666)
Expired	—

Outstanding at end of period	758,336	$15.13	8.5	$787

Exercisable at end of period	186,832	$12.71	7.6	$646

The fair value of stock option awards granted during 2013 and 2012 were estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

	2013	2012
Estimated option life	6.00 years	6.00 years
Risk free interest rate	1.01%	1.09%
Expected volatility	33.58%	45.76%
Expected dividend rate	0.00%	0.00%
Weighted average grant date fair value per share of options granted	$6.13	$5.79

The fair value of restricted share awards granted during 2013 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2013, 2012, and 2011 were $18.40 per share, $12.74 per share, and $12.59 per share, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair values of the restricted shares and stock options that vested during the years ended December 31, 2013, 2012, and 2011 (in thousands) were as follows:

	December 31,
	2013	2012	2011
Restricted Shares	$9,076	$3,327	$1,939
Stock Options	3,489	897	—

Total	$12,565	$4,224	$1,939

For the years ended December 31, 2013, 2012, and 2011, share based payment expense was $9.2 million, $5.2 million, and $2.4 million, respectively. For the years ended December 31, 2013, 2012, and 2011, the excess tax benefit recognized on the vesting events was $1.3 million, $0.2 million, and $0.1 million. As of December 31, 2013, the total unrecognized compensation cost for outstanding restricted shares and options was $11.1 million, net of estimated forfeitures. As of December 31, 2013, the weighted-average period over which the unrecognized compensation cost will be recognized is 2.4 years.

NOTE 12—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
	2013	2012	2011
Weighted average number of shares outstanding used to calculate basic earnings per share	33,764,233	25,545,028	21,621,534
Dilutive securities:
Stock options and restricted shares	571,681	299,987	126,138

Weighted average number of shares and share equivalentsoutstanding used to calculated diluted earnings per share	34,335,914	25,845,015	21,747,672

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs and excess tax benefits associated with the awards. Average options issued under the 2010 Equity Incentive Plan to purchase 81,781, 159,744, and 166,100 shares of common stock were outstanding during the years ended December 31, 2013, 2012, and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. During the year ended December 31, 2013, all of the outstanding restricted shares were included in the computation of diluted earnings per share. During the years ended December 31, 2012 and 2011, 9,421 and 103,672 average restricted shares were outstanding, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Under the 2010 Equity Incentive Plan, as amended, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2013, 2012 and 2011, the Company repurchased and retired 161,294, 48,359, and 38,473 restricted shares at a weighted average market price of $17.64, $15.32, and $12.30, upon grantee vesting, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13—INCOME TAXES

Income Tax Provision

The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of our provision for income taxes (in thousands):

	For the year ended December 31,
	2013	2012	2011
Current
Federal	$5,144	$4,332	$10,434
State	645	1,136	1,697

Total	$5,789	$5,468	$12,131
Deferred
Federal	$15,868	$14,068	$8,406
State	2,343	2,218	1,117

Total	$18,211	$16,286	$9,523
Items charged or credited directly to stockholders’ equity
Federal	$1,091	$206	$123
State	166	38	20

Total	$1,257	$244	$143

Income tax provision	$25,257	$21,998	$21,797

A reconciliation of the statutory federal tax provision to our income tax provision in the accompanying statements of income is as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Statutory federal provision (35%)	$23,376	$19,520	$19,831
Statutory state income tax provision, net of federal tax benefit	2,195	2,174	1,983
Other	(314)	304	(17)

Income tax expense	$25,257	$21,998	$21,797

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following (in thousands):

	As of December 31,
	2013	2012
Deferred Tax Assets:
Compensation related	$5,002	$7,665
Credit losses	2,789	4,470
Acquisition related (1)	6,635	7,979
Other	1,050	943

Total deferred tax assets	$15,476	$21,057
Deferred Tax Liabilities:
Mark-to-market of derivatives and loans held for sale	$(6,157)	$(11,606)
Mortgage servicing rights related	(81,189)	(63,584)
Depreciation	(2,376)	(1,902)

Total deferred tax liabilities	$(89,722)	$(77,092)

Deferred tax liabilities, net	$(74,246)	$(56,035)

(1)	Acquisition-related deferred tax assets consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from the Acquisition and an acquisition made by one of the Company’s predecessor entities, acquisition-related costs capitalized for tax purposes, and book-to-tax differences in intangible asset amortization.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes there is more than a 50% chance that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. As of December 31, 2013, based on all known facts and circumstances and current tax law, management believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 14—TRANSACTIONS WITH RELATED PARTIES

A third party entity, Walker & Dunlop Multifamily Equity I, LLC (the “Managing Member”), in which Mr. Walker and other individuals hold ownership, is the managing member of an investment fund. The Company provides consulting and related services to the Managing Member pursuant to a corporate services agreement for a fee which approximates our cost for such services. The amount of such fees was approximately $0.4 million, $0.7 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

On September 4, 2012, the Company consummated the acquisition of CWCapital LLC and at such time, Fortress Investment Group LLC and its subsidiaries became a related party by virtue of its ownership of greater than 10% of the issued and outstanding common stock of the Company. Following the closing of the Acquisition, pursuant to a transition services agreement, the Company agreed to pay CW Financial $1.0 million per month for three months for support services during the integration period. For the year ended December 31, 2012, the amount of such fees paid to CW Financial was $3.0 million.

NOTE 15—SEGMENTS

The Company is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates a range of multifamily and other commercial real estate loans that are sold to the GSEs or HUD or placed with institutional investors. The Company also services nearly all of the loans it sells to the GSEs or HUD and many of the loans that it places with institutional investors. Substantially all of its operations involve the delivery and servicing of loan products for its customers. Management makes operating decisions and assesses performance based on an ongoing review of these integrated operations, which constitute the Company’s only operating segment for financial reporting purposes.

The Company evaluates the performance of its business and allocates resources based on a single-segment concept. No one borrower/key principal accounts for more than 3% of our total risk-sharing loan portfolio.

An analysis of the investor concentrations and geographic dispersion of our servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by investor, for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Fannie Mae	$19,352,880	$18,854,611	$10,379,426
Freddie Mac	10,271,732	9,114,221	3,189,565
Ginnie Mae-HUD	5,044,193	4,642,380	1,359,166
Life insurance companies and other	4,268,222	2,558,787	1,850,128

Total	$38,937,027	$35,169,999	$16,778,285

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2013, 2012 and 2011 by geographical area, is as shown in the following table. No other state accounted for more than 5% unpaid principal balance and related servicing revenues in any of the three fiscal years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
	2013	2012	2011
California	17.1%	18.6%	14.6%
Florida	8.2%	7.0%	7.7%
Maryland	8.1%	9.2%	7.6%
Texas	7.1%	7.5%	8.3%
Virginia	5.7%	5.6%	9.0%
All other states	53.8%	52.1%	52.8%

Total	100.0%	100.0%	100.0%

NOTE 16—OTHER OPERATING EXPENSES

The following is a summary of the major components of other operating expenses for each of the three years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2013	2012	2011
Professional fees	$7,242	$12,339	$3,979
Travel and entertainment	4,442	4,967	2,416
Sub-servicing expense	4,755	3,038	1,955
Rent	6,072	3,537	1,944
Marketing and preferred broker	3,873	2,755	1,937
Office expenses	3,676	2,577	1,681
All other	7,505	4,036	2,554

Total	$37,565	$33,249	$16,466

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17—QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	As of and for the year ended December 31, 2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$52,386	$45,278	$63,076	$42,931
Servicing fees	23,750	22,954	22,370	21,141
Total revenues	85,470	73,650	90,734	69,185
Personnel	36,985	31,091	37,308	28,283
Amortization and depreciation	18,451	19,441	17,728	17,256
Total expenses	67,519	60,946	66,932	56,855
Operating income	17,951	12,704	23,802	12,330
Net income	11,206	8,055	14,543	7,726
Diluted earnings per share	0.33	0.23	0.42	0.23
Total originations	2,340,782	1,763,489	2,559,414	1,731,352
Servicing portfolio	$38,937,027	$38,666,621	$37,885,270	$36,760,520

	As of and for the year ended December 31, 2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$79,407	$53,400	$33,934	$19,802
Servicing fees	19,694	13,307	9,827	9,379
Total revenues	105,522	70,126	46,720	34,402
Personnel	47,860	32,173	17,363	11,641
Amortization and depreciation	15,076	9,595	6,743	7,259
Total expenses	86,133	58,348	31,611	24,908
Operating income	19,389	11,778	15,109	9,494
Net income	11,543	7,098	9,292	5,839
Diluted earnings per share	0.34	0.28	0.42	0.27
Total originations	2,909,952	2,180,795	1,336,982	674,456
Servicing portfolio	$35,169,999	$33,886,562	$17,562,832	$16,850,945

As noted previously, the Company completed the Acquisition on September 4, 2012. The Acquisition impacts the comparability of the current year’s quarters to the prior year’s quarters.