Form 10-Q
period 2014-03-31
Walker & Dunlop, Inc.
filed 2014-05-08
CIK 1497770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35000

Walker & Dunlop, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0629925
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 5, 2014 there were 32,609,435 total shares of common stock outstanding.

Walker & Dunlop, Inc.

Form  10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$63,249	$170,563
Restricted cash	8,947	5,427
Pledged securities, at fair value	52,901	49,651
Loans held for sale, at fair value	361,108	281,477
Loans held for investment, net	185,631	134,656
Servicing fees and other receivables, net	23,811	27,592
Derivative assets	14,216	19,563
Mortgage servicing rights	347,976	353,024
Goodwill and other intangible assets	61,250	61,777
Other assets	22,469	25,236

Total assets	$1,141,558	$1,128,966

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities	$125,896	$143,452
Performance deposits from borrowers	8,633	5,234
Derivative liabilities	657	222
Guaranty obligation, net of accumulated amortization	22,909	23,489
Allowance for risk-sharing obligations	5,662	7,363
Warehouse notes payable	427,413	373,107
Note payable	172,885	173,258

Total liabilities	$764,055	$726,125

Stockholders’ Equity
Stockholders’ equity:
Preferred shares, Authorized 50,000,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 31,591,273 and 33,999,551 shares at March 31, 2014 and 2013, respectively	316	340
Additional paid-in capital	212,496	244,954
Retained earnings	164,691	157,547

Total stockholders’ equity	$377,503	$402,841

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$1,141,558	$1,128,966

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Gains from mortgage banking activities	$34,586	$42,931
Servicing fees	23,343	21,141
Net warehouse interest income	2,236	1,623
Escrow earnings and other interest income	1,075	942
Other	3,593	2,548

Total revenues	$64,833	$69,185

Expenses
Personnel	$24,535	$28,283
Amortization and depreciation	18,459	18,552
Provision for credit losses	(171)	401
Interest expense on corporate debt	2,573	968
Other operating expenses	7,527	8,651

Total expenses	$52,923	$56,855

Income from operations	$11,910	$12,330
Income tax expense	4,766	4,604

Net income	$7,144	$7,726

Basic earnings per share	$0.21	$0.23

Diluted earnings per share	$0.21	$0.23

Basic weighted average shares outstanding	33,548,136	33,570,130

Diluted weighted average shares outstanding	33,859,348	34,156,760

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,144	$7,726
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains attributable to fair value of future servicing rights, net of guaranty obligation	(13,888)	(20,671)
Gains attributable to fair value of premium and origination fees	785	13,339
Provision for credit losses	(171)	401
Amortization and depreciation	18,459	18,552
Other operating activities, net	(87,247)	592,624

Net cash (used in) provided by operating activities	$(74,918)	$611,971

Cash flows from investing activities:
Capital expenditures	$(152)	$(1,188)
Originations of loans held for investment	(81,250)	—
Principal collected on loans held for investment	29,720	—

Net cash used in investing activities	$(51,682)	$(1,188)

Cash flows from financing activities:
Borrowings (repayments) of warehouse notes payable, net	$16,333	$(608,318)
Borrowings of interim warehouse notes payable	59,570	—
Repayments of interim warehouse notes payable	(21,653)	—
Repayments of note payable	(438)	(2,075)
Proceeds from issuance of common stock	1,467	119
Repurchase of common stock	(35,897)	(292)
Tax (expense) benefit from vesting of equity awards	(96)	161

Net cash provided by (used in) financing activities	$19,286	$(610,405)

Net (decrease) increase in cash and cash equivalents	$(107,314)	$378
Cash and cash equivalents at beginning of period	170,563	65,027

Cash and cash equivalents at end of period	$63,249	$65,405

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$5,135	$4,762
Cash paid for taxes	$2,283	$194

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to the GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also acts as a loan broker for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker. The Company retains the servicing rights on some of the loans where it acts as a broker.

The Company offers an interim loan program offering floating-rate debt with original principal balances of generally up to $25.0 million, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Program”). The Company closed its first loans under the Program in 2012. The Company underwrites all loans originated through the Program using similar underwriting standards used to underwrite loans it originates and sells. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s balance sheet during such time that they are outstanding.

The Company offers a large loan bridge program (the “Bridge Program”). Similar to the Program, the Bridge Program offers floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing but are good candidates for future permanent financing. The Bridge Program is offered for loans of $25.0 million or more and for terms of up to three years. The first loan under the Bridge Program originated during 2013. The Bridge Program was established through a partnership with third-party investors (“Bridge Partnership”). The loans in the Bridge Program are approved for funding by unanimous consent of the limited partners, funded by the Bridge Partnership, and underwritten by the Company pursuant to service agreements. The Company accounts for its five-percent ownership interest as an equity-method investment.

The Company offers a Commercial Mortgage Backed Securities (“CMBS”) lending program (“CMBS Program”) through a partnership with an affiliate of Fortress Investment Group, LLC, the Company’s largest stockholder, in which the Company owns a 20 percent interest (“CMBS Partnership”). The CMBS program offers financing for all commercial property types throughout the United States. The loans in the CMBS Program are selected and funded by the CMBS Partnership and underwritten by the Company. The Company receives a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. The Company accounts for the 20 percent interest using the equity method of accounting. No loans have been originated through the CMBS Program as of March 31, 2014.

In 2013, the Company transferred a participating interest in a financial asset to a third party. The Company accounted for the transfer as a secured borrowing. The entire financial asset is presented as a component of the Loans held for investment line item within the Condensed Consolidated Balance Sheets, and the secured borrowing of $22.1 million is included within the Accounts payable and other liabilities line item in the Condensed Consolidated Balance Sheets.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and all of its consolidated entities. All material intercompany transactions have been eliminated. The Company has evaluated all subsequent events.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including guaranty obligations, allowance for risk-sharing obligations, allowance for loan losses, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Comprehensive Income—For the three months ended March 31, 2014 and 2013, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily interim loans originated by the Company through the Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans typically have a maximum term of two years and original principal balances of $25.0 million or less. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of March 31, 2014, the Loans held for investment, net balance consists of $187.2 million of unpaid principal balance, $1.0 million of net unamortized deferred fees and costs, and $0.6 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in our portfolio, including monitoring the financial condition of the borrower and the financial trends of the underlying property for each of its loans held for investment to assess the credit quality of the loan. The allowance levels are influenced by loan volumes, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics. The allowance for loan losses recorded as of March 31, 2014 and December 31, 2013 is based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of March 31, 2014 or December 31, 2013. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Program.

Net Warehouse Interest Income— The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three months ended March 31, 2014 and 2013 are the following components (in thousands):

	For the three months ended March 31,
	2014	2013
Warehouse interest income - loans held for sale	$3,165	$5,315
Warehouse interest expense - loans held for sale	(1,775)	(3,702)

Net warehouse interest income - loans held for sale	$1,390	$1,613

Warehouse interest income - loans held for investement	$2,177	$132
Warehouse interest expense - loans held for investement	(1,331)	(122)

Net warehouse interest income - loans held for investment	$846	$10

Total net warehouse interest income	$2,236	$1,623

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

Recently Issued Accounting Pronouncements—There were no accounting pronouncements issued during the first quarter of 2014 that have the potential to impact the Company. All other recently issued accounting pronouncements and their expected impact to the Company have been disclosed previously.

There have been no material changes to the accounting policies discussed in Note 2 of the Company’s 2013 Form 10-K, filed with the SEC on March 7, 2014.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following summarizes the Company’s goodwill activity for the three months ended March 31, 2014 (in thousands):

For the three months ended March 31, 2014
Beginning balance	$60,212
Additions	—
Impairment	—

Ending balance	$60,212

The following summarizes the Company’s other intangible assets, including those related to acquisitions, as of March 31, 2014 (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
Mortgage pipeline intangible asset	$18,700	$(18,700)	$—
Acquired mortgage servicing rights	124,629	(40,346)	84,283
Originated mortgage servicing rights	371,801	(108,108)	263,693

Total	$515,130	$(167,154)	$347,976

The mortgage pipeline intangible asset was fully amortized at March 31, 2014. The expected amortization of Mortgage Servicing Rights (MSRs), which includes the acquired MSRs shown above, is disclosed in Note 5.

NOTE 4—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consisted of the following activity for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended March 31,
	2014	2013
Contractual loan origination related fees, net	$20,698	$22,260
Fair value of expected future cash flows from servicing recognized at commitment	14,585	21,871
Fair value of expected guaranty obligation	(697)	(1,200)

Total gains from mortgage banking activities	$34,586	$42,931

The origination fees shown in the table above are net of co-broker fees of $3.8 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5—MORTGAGE SERVICING RIGHTS

MSRs represent the fair value of the servicing rights retained by the Company for mortgage loans originated and sold. The capitalized amount is initially equal to the estimated fair value of the expected net cash flows associated with the servicing rights. The following describes the key assumptions used in calculating each loan’s MSR:

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

The fair values of the MSRs at March 31, 2014 and December 31, 2013 were $409.0 million and $414.9 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at March 31, 2014, is a decrease in the fair value of $13.0 million.

The impact of a 200 basis point increase in the discount rate at March 31, 2014, is a decrease in the fair value of $25.1 million.

Activity related to capitalized MSRs for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Beginning balance	$353,024	$315,524
Additions, following the sale of loan	13,675	38,793
Amortization	(16,701)	(15,105)
Pre-payments and write-offs	(2,022)	(2,815)

Ending balance	$347,976	$336,397

The expected amortization of MSRs recorded as of March 31, 2014 is shown in the table below (in thousands). Actual amortization may vary from these estimates.

Nine Months Ending December 31,	Originated MSRs Amortization	Acquired MSRs Amortization	Total MSRs Amortization
2014	$35,146	$13,454	$48,600
Year Ending December 31,
2015	42,394	16,792	59,186
2016	39,248	15,605	54,853
2017	36,151	13,798	49,949
2018	31,733	10,025	41,758
2019	26,145	8,159	34,304
Thereafter	52,876	6,450	59,326

Total	$263,693	$84,283	$347,976

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

A summary of our guaranty obligation for the three months ended March 31, 2014 and 2013 follows (in thousands):

	For the three months ended March 31,
	2014	2013
Beginning balance	$23,489	$21,155
Additions, following the sale of loan	484	2,154
Amortization	(1,064)	(957)

Ending balance	$22,909	$22,352

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an additional liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations in the Condensed Consolidated Statements of Income, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. A summary of our allowance for risk-sharing for the three months ended March 31, 2014 and 2013 follows (in thousands):

	For the three months ended March 31,
	2014	2013
Beginning balance	$7,363	$15,670
Provision for risk sharing obligations	(340)	401
Write-offs	(1,361)	—

Ending balance	$5,662	$16,071

As of March 31, 2014, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $3.7 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 7—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $38.9 billion as of March 31, 2014 and December 31, 2013.

NOTE 8—WAREHOUSE NOTES PAYABLE

At March 31, 2014, to provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $1.4 billion with certain national banks and a $400.0 million uncommitted facility with Fannie Mae. In support of these credit facilities, the Company has pledged substantially all of its loans held for sale and loans held for investment under the Company’s approved programs.

The maximum amount and outstanding borrowings under the warehouse notes payable at March 31, 2014 follow (in thousands):

	March 31, 2014
Facility	Maximum Amount	Outstanding Balance	Interest rate
Committed warehouse facility #1	$575,000	$137,819	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #2	650,000	135,477	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #3	57,400	45,496	Average 30-day LIBOR plus 2.00%
Committed warehouse facility #4	100,000	85,445	Average 30-day LIBOR plus 2.00%
Fannie Mae Repurchase agreement, uncommited line and open maturity	400,000	23,176	Average 30-day LIBOR plus 1.15%

Total	$1,782,400	$427,413

On April 15, 2014, the Company executed the first amendment to the amended and restated warehousing credit and security agreement related to warehouse facility #4 that increased the borrowing capacity to $135.0 million. No other material modifications were made to the agreement.

In March 2014, Fannie Mae informed the Company it was reducing the uncommitted facility from $500.0 million to $400.0 million as part of an initiative to reduce its exposure to such uncommitted lines with all DUS lenders and not specific to the Company. The Company does not believe that the reduction in the uncommitted amount will have a significant impact on its operations or financial results.

The warehouse notes payable and the note payable are subject to various financial covenants, all of which the Company was in compliance with as of March 31, 2014.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
March 31, 2014
Assets
Loans held for sale	$—	$361,108	$—	$361,108
Pledged securities	52,901	—	—	52,901
Derivative assets	—	—	14,216	14,216

Total	$52,901	$361,108	$14,216	$428,225

Liabilities
Derivative liabilities	$—	$—	$657	$657

Total	$—	$—	$657	$657

December 31, 2013
Assets
Loans held for sale	$—	$281,477	$—	$281,477
Pledged securities	49,651	—	—	49,651
Derivative assets	—	—	19,563	19,563

Total	$49,651	$281,477	$19,563	$350,691

Liabilities
Derivative liabilities	$—	$—	$222	$222

Total	$—	$—	$222	$222

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2014 and 2013.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below for the three months ended March 31, 2014 and 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs: Derivative Instruments Three Months Ended March 31, 2014
Derivative assets and liabilities, net
Beginning balance, December 31, 2013	$19,341
Settlements	(40,368)
Realized gains recorded in earnings (1)	21,027
Unrealized gains recorded in earnings (1)	13,559

Ending balance, March 31, 2014	$13,559

Derivative Instruments
Three Months Ended March 31, 2013
Derivative assets and liabilities, net
Beginning balance, December 31, 2012	$20,391
Settlements	(58,951)
Realized gains recorded in earnings (1)	38,560
Unrealized gains recorded in earnings (1)	4,370

Ending balance, March 31, 2013	$4,370

(1)	Realized and unrealized gains from derivatives are recognized in the Gains from mortgage banking activities line item in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities (in thousands):

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$14,216	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	657	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of March 31, 2014, and December 31, 2013, are presented below (in thousands):

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$63,249	$63,249	$170,563	$170,563
Restricted cash	8,947	8,947	5,427	5,427
Pledged securities	52,901	52,901	49,651	49,651
Loans held for sale	361,108	361,108	281,477	281,477
Loans held for investment, net	185,631	187,150	134,656	135,620
Derivative assets	14,216	14,216	19,563	19,563

Total financial assets	$686,052	$687,571	$661,337	$662,301

Financial Liabilities:
Derivative liabilities	$657	$657	$222	$222
Warehouse notes payable	427,413	427,413	373,107	373,107
Note payable	172,885	174,563	173,258	173,258

Total financial liabilities	$600,955	$602,633	$546,587	$546,587

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

Loans Held For Investment— Consist of originated interim loans which the Company expects to hold for investment for periods of up to two years, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 2). As of March 31, 2014 and December 31, 2013, no credit-related adjustments were required.

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

Warehouse Notes Payable— Consist of borrowings outstanding under warehouse line agreements. The borrowing rates on the warehouse lines are based upon average 30-day LIBOR plus a margin. The carrying amounts approximate fair value because of the short maturity of these instruments and the monthly resetting of the index rate to prevailing market rates (Level 2).

Note Payable—Consist of borrowings outstanding under a term note agreement. The borrowing rate on the note payable is based upon average 30-day LIBOR plus an applicable margin. The Company estimates the fair value by discounting the future cash flows at market rates (Level 2).

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through the gains on mortgage banking activities line item in the Condensed Consolidated Statements of Income. The fair value of the Company’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

•	the assumed gain/loss of the expected resultant loan sale to the investor;

•	the expected net cash flows associated with servicing the loan (Level 2);

•	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and

•	the nonperformance risk of both the counterparty and the Company (Level 3).

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

	Fair Value Adjustment Components				Balance Sheet Location
(in thousands)	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Assets	Derivative Liabilities	Fair Value Adjustment To Loans Held for Sale
March 31, 2014
Rate lock commitments	$431,492	$12,428	$(1,427)	$11,001	$11,158	$(157)	$—
Forward sale contracts	763,731	—	2,558	2,558	3,058	(500)	—
Loans held for sale	353,757	8,482	(1,131)	7,351	—	—	7,351

Total		$20,910	$—	$20,910	$14,216	$(657)	$7,351

December 31, 2013
Rate lock commitments	$235,616	$12,331	$(6,253)	$6,078	$6,299	$(221)	$—
Forward sale contracts	515,755	—	13,263	13,263	13,264	(1)
Loans held for sale	280,139	8,348	(7,010)	1,338	—	—	1,338

Total		$20,679	$—	$20,679	$19,563	$(222)	$1,338

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of March 31, 2014, the Company held all of its restricted liquidity in money market funds holding US Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2014 collateral requirements as outlined above. As of March 31, 2014, reserve requirements for the March 31, 2014 DUS loan portfolio will require the Company to fund $37.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae will reassess the DUS Capital Standards on or before June 30, 2014. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect these changes to have a material impact on its future operations; however, future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2014. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2014, the net worth requirement was $90.1 million and the Company’s net worth was $264.8 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC. As of March 31, 2014, the Company was required to maintain at least $17.2 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of March 31, 2014, the Company had operational liquidity of $118.3 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC.

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

On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC (“Credit Suisse”), Column Financial, Inc. and Column as defendants. In the amended complaint, Capital Funding further claims that Credit Suisse and its affiliates and Walker & Dunlop, LLC breached the contract, were unjustly enriched, and committed unfair competition by using Capital Funding’s alleged proprietary information for certain allegedly unauthorized purposes. Capital Funding also asserts a separate unfair competition claim against Walker & Dunlop, LLC in which it alleges that Walker & Dunlop, LLC is improperly “taking credit” on its website for certain work actually performed by Capital Funding. Capital Funding seeks damages in excess of $30 million on each of the three claims asserted against all defendants, and an unspecified amount of damages on the separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also seeks injunctive relief in connection with its unjust enrichment and unfair competition claims.

Pursuant to an agreement, dated January 30, 2009 (the “Column Transaction Agreement”), among Column, Walker & Dunlop, LLC, W&D, Inc. and Green Park Financial Limited Partnership, Column generally agreed to indemnify Walker & Dunlop, LLC against liability arising from Column’s conduct prior to Column’s transfer of the assets to Walker & Dunlop, LLC. However, pursuant to the Column Transaction Agreement, Column’s indemnification obligation arises only after Column receives a claim notice following the resolution of the litigation that specifies the amount of Walker & Dunlop, LLC’s claim.

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

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s remaining claims were dismissed. Following the trial, the Court entered (i) a $1.8 million judgment against Credit Suisse and its affiliates on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse and its affiliates on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. On March 13, 2014, the Court denied Capital Funding’s motion for a new trial. Capital Funding has filed an appeal with Maryland’s Court of Special Appeals.

Litigation—CA Funds Group Litigation—In March 2012, the Company’s wholly owned subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding the Company’s investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by the Company. However, the Company independently formed the Bridge Program, which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. The Company filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied the Company’s motion to dismiss the complaint. The Company intends to vigorously defend the matter.

The Company has not recorded a loss reserve for the aforementioned litigation as the Company does not believe that a loss is probable in either case. The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties, and other costs, and the Company’s reputation and business may be impacted. The Company believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on its business, results of operations, liquidity or financial condition.

In the normal course of business, the Company may be party to various other claims and litigation, none of which the Company believes is material.

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Weighted average number of shares outstanding used to calculate basic earnings per share	33,548,136	33,570,130
Dilutive securities
Unvested restricted shares	311,212	586,630

Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	33,859,348	34,156,760

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs and excess tax benefits associated with the awards. Average options issued under the 2010 Equity Incentive Plan to purchase 492,955 and 137,131 shares of common stock were outstanding during the three months ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. During the three months ended March 31, 2014 and 2013, 158,889 and 0 average restricted shares were outstanding, respectively, but were not included in the computation of dilutive earnings per share because the effect would have been anti-dilutive.

NOTE 12—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2013	33,999,551	$340	$244,954	$157,547	$402,841
Net income	—	—	—	7,144	7,144
Stock-based compensation	—	—	2,044	—	2,044
Issuance of common shares in connection with equity incentive plans	61,536	1	1,466	—	1,467
Repurchase and retirement of common stock	(2,469,814)	(25)	(35,872)	—	(35,897)
Tax benefit from vesting of restricted shares	—	—	(96)	—	(96)

Balances at March 31, 2014	31,591,273	$316	$212,496	$164,691	$377,503

During the three months ended March 31, 2014, the Company repurchased 2,450,451 shares of the Company’s common stock from one of its largest stockholders at a price of $14.50 per share, which was below the market price at the time, and immediately retired the shares, reducing stockholders’ equity by approximately $35.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in the 2013 Form 10-K.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” “us”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	the future of the GSEs and their impact on our business;

•	the future funding level of HUD, including whether such funding level will be sufficient to support future firm commitment requests, and its impact on our business;

•	changes to the interest rate environment and its impact on our business;

•	our growth strategy;

•	our projected financial condition, liquidity and results of operations;

•	our ability to obtain and maintain warehouse and other loan funding arrangements;

•	availability of and our ability to retain qualified personnel and our ability to develop relationships with borrowers, key principals and lenders;

•	degree and nature of our competition;

•	the outcome of pending litigation;

•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;

•	our ability to comply with the laws, rules and regulations applicable to us;

•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets or the general economy; and

•	general volatility of the capital markets and the market price of our common stock.

While forward-looking statements reflect our good faith projections, assumptions, and expectations, they are not guarantees of future results. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by applicable law. For a further discussion of these and other factors that could cause future results to differ materially from those expressed or contemplated in any forward-looking statements, see “Risk Factors.”

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development, with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also loan broker for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We service some of the loans for which we act as a loan broker. Additionally, through our subsidiary entities, we provide institutional advisory, asset management, and investment management services specializing in debt, structured debt, and equity financing for commercial real estate.

We fund loans for GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed, and we retain the right to service nearly all of these loans.

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

We retain servicing rights on substantially all of the loans we originate and sell, and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, from late charges, and from other ancillary fees. Servicing fees are set at the time an investor agrees to purchase the loan and are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment penalties to the Company in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

We are currently not exposed to interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. To protect us against such pair off fees, we require a deposit from the borrower at rate lock that is typically more than the potential pair off fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced only two failed deliveries in our history and have not incurred a loss.

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

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We occasionally request modified risk-sharing based on the size of the loan. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Our current credit management policy is to cap each loan balance subject to full risk-sharing at $60 million. Accordingly, we generally elect to use modified risk-sharing for loans of more than $60 million in order to limit our maximum loss exposure on any one loan to $12 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we may on occasion elect to originate a loan with full risk sharing even when the loan balance is greater than $60 million if we believe the loan characteristics support such an approach.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

We have an interim loan program offering floating-rate debt with original principal balances of generally up to $25.0 million, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Program”). We underwrite all loans originated through the Program. During the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Program, with the ultimate goal of providing permanent financing on the properties.

Through a partnership in which we own a 5% interest (the “Bridge Partnership”), we offer large floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Bridge Program”). The Bridge Program is generally offered for loans of $25.0 million or more and for terms of up to three years. The loans in the Bridge Program are selected and funded by the partnership and underwritten by us. We receive an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The Bridge Partnership assumes the full risk of loss on the loans.

We own a 20% interest in a partnership with an affiliate of our largest stockholder, Fortress Investment Group, LLC (the “CMBS Partnership”), through which we offer financing through a commercial mortgage backed securities (“CMBS”) platform for all commercial property types throughout the United States. The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 90 days of origination. The loans in the CMBS Partnership are selected and funded by the CMBS Partnership and underwritten by us. We receive a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans.

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all material intercompany transactions have been eliminated.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. We believe the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.

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

The MSR and associated guaranty obligation are amortized into expense over the estimated life of the loan and presented as a component of the Amortization and depreciation line item in the Condensed Consolidated Statements of Income. The MSR is amortized using the interest method over the period that servicing income is expected to be received. The guaranty obligation is amortized evenly over the same period. If a loan defaults and is not expected to become current or pays off prior to the estimated life, the unamortized MSR and guaranty obligation balances are written off through the Amortization and depreciation line item in the Condensed Consolidated Statements of Income.

We carry the MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment on a portfolio basis quarterly. We engage a third party to assist in determining an estimated fair value of our MSRs on a semi-annual basis.

Allowance for Risk-sharing Obligations and Allowance for Loan Losses. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Condensed Consolidated Balance Sheets. The allowance for loan losses relates to our loans held for investment and is included as a component of Loans held for investment, net within the Condensed Consolidated Balance Sheets. The amount of each of these allowances considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing, which for loans held for investment is 100 percent. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor each allowance on all applicable loans and update loss estimates as current information is received. The Provision for credit losses line item in the Condensed Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

Goodwill. We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually. In addition to our annual impairment evaluation, we evaluate at least quarterly whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. We currently have only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. We conduct our goodwill impairment analysis annually on October 1. Our annual impairment analysis begins with comparing our market capitalization to our net assets. If the market capitalization exceeds the net asset value, further analysis is not required, and goodwill is not considered impaired. As of March 31, 2014, there have been no events or circumstances since our last annual impairment analysis that would require us to perform an interim impairment analysis.

Overview of Current Business Environment

Throughout 2013 and into the early part of 2014, the fundamentals of the commercial and multifamily real estate market continued their improvement from the recent economic downturn. Multifamily occupancy rates and effective rents increased based upon strengthening rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties, and most other commercial real estate asset classes saw similar improvements. The increased demand and cash flows have boosted the value of many commercial and multifamily properties, and improved the performance of those mortgages driving delinquency rates to the low end of the historical ranges for commercial and multifamily mortgages.

In addition to the improved property fundamentals, for the last several years, the U.S. mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend increased dramatically. In addition, fewer loans are scheduled to mature in 2014 than in the last few years in advance of a significant wave of maturities expected from 2015 through 2017. With fewer mortgage maturities, the lending market has shifted in 2014 to acquisitions and transitional assets. Consequently, we do not anticipate significant growth in refinance activity for commercial and multifamily borrowing and lending, but do anticipate growth in the transitional lending that our interim loan program was created to address. The growth in transitional lending was evident in the first quarter 2014, as we originated $81.3 million of interim loans for our balance sheet, compared to zero the prior year quarter. In 2013, we grew our interim lending by 444%, to $192.0 million, and we expect to see continued growth in transitional mortgages throughout 2014. The demand for transitional lending has brought increased competition from lenders, specifically banks and life insurance companies. Both are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term high-yield commercial real estate investments.

In response to increased demand for commercial and multifamily lending due to the improvements in macroeconomic indicators and property fundamentals, we have significantly grown our Capital Markets business, adding origination talent and opening new offices in Wisconsin, Florida, Arizona, California, Illinois, and Georgia. As we grew our Capital Markets origination team, we have also expanded our network of life insurance companies and banks into which those originators can deliver new commercial and multifamily mortgages. As the demand from banks and life insurance companies has picked up in recent years, our investments in this business have resulted in significant growth in brokered originations. In 2013, we grew brokered originations by 117%, and that growth continued in the first quarter 2014 as brokered originations grew 36% over the first quarter 2013. We expect banks and life insurance companies to continue to pursue commercial and multifamily mortgages throughout 2014 and expect to continue to grow our brokered origination volumes.

In addition to banks and life insurance companies, there has been a recent increase in demand for CMBS bonds backed by commercial and multifamily mortgages. The peak of the CMBS market was between 2005 and 2008, and after its collapse in 2009, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds has increased and we have experienced increased competition from an ever-growing CMBS mortgage origination market. There are close to 40 CMBS lenders today, and originations from commercial and multifamily CMBS lenders have grown from almost zero five years ago to $22.0 billion in 2011 and to $49.0 billion in 2013. It is the increased demand for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity upcoming in the next three years that led us to form the CMBS Partnership. We expect to begin originating loans for the CMBS Partnership this year.

In March 2013, the GSEs’ regulator, the Federal Housing Finance Agency (“FHFA”), communicated a goal to reduce the GSEs’ 2013 multifamily origination volumes 10% from 2012 levels. The reduction in lending capacity during a period of increased competition from banks, life insurance companies, and CMBS adversely impacted the GSEs’ ability to compete for new multifamily mortgages as borrowers were uncertain about the GSEs’ ability to execute under the new lending caps. The FHFA has not made any announcements about the GSEs’ lending capacity in 2014, but the GSEs have continued to experience the impacts of increased competition for new multifamily mortgages. Through March 31, 2014, we originated $827.7 million of multifamily mortgages with the GSEs, down $449.9 million, or 35% year over year. We expect the GSEs to have sufficient capital to lend throughout 2014 regardless of any FHFA action, but we also expect that they will continue to have to actively compete against banks, life insurance companies and CMBS throughout the year. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash mortgage servicing rights gains. A decline in GSE originations will negatively impact our financial results as our non-cash revenues will decrease disproportionately with origination volumes.

Finally, with respect to our HUD activities, Congress was successful in passing a Federal budget for fiscal 2014 and allocating $30.0 billion of capital to HUD to finance new multifamily mortgages. This is in contrast to 2013 when the government was operating under a continuing resolution and HUD twice ran out of commitment authority. Without the impasse on Capitol Hill to interrupt its business in 2014, we increased our originations with HUD in the first quarter 2014 by $110.4 million, or 75%, from the same quarter in 2013. We anticipate that HUD will effectively compete for higher leverage, affordable housing deals, but they will also experience the same increase in competition that the GSEs have been experiencing for the last twelve to eighteen months for lower leverage multifamily properties.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2014 and 2013. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended March 31,
(Dollars in thousands )	2014	2013
Origination Data:
Origination Volumes by Investor
Fannie Mae	$459,281	$762,973
Freddie Mac	368,437	514,595
Ginnie Mae—HUD	257,783	147,433
Brokered (1)	415,825	306,351
Interim Loans	81,250	—

Total	$1,582,576	$1,731,352

Key Metrics (as a percentage of total revenues):
Personnel expenses	38%	41%
Other operating expenses	12%	13%
Total expenses	82%	82%
Adjusted total expenses (2)	81%	80%
Operating margin	18%	18%
Adjusted operating margin (2)	19%	20%
Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.31%	1.29%
Fair value of MSRs created, net	0.88%	1.19%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (3)	1.28%	1.45%

	As of March 31,
	2014	2013
Servicing Portfolio by Type:
Fannie Mae	$19,046,644	$19,259,656
Freddie Mac	10,472,763	9,602,557
Ginnie Mae—HUD	5,099,601	4,630,452
Brokered (1)	4,102,707	3,267,855
Interim Loans	187,150	—

Total	$38,908,865	$36,760,520

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.24%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	This is a non-GAAP financial measure. For more information on our non-GAAP financial measures, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or interim loan program originations.

Overview

Our consolidated income from operations was $11.9 million for the three months ended March 31, 2014 compared to $12.3 million for the three months ended March 31, 2013, a 3% decrease. Our total revenues were $64.8 million for the three months ended March 31, 2014 compared to $69.2 million for the three months ended March 31, 2013, a 6% decrease. Our total expenses were $52.9 million for the three months ended March 31, 2014 compared to $56.9 million for the three months ended March 31, 2013, a 7% decrease. Our operating margins were 18% for the three months ended March 31, 2014 and 2013. The decrease in revenues was primarily attributable to a decrease in loan origination volume and a change in the mix of loan origination volume. The lower loan origination volume and the change in the mix of loan origination volume led to lower gains from mortgage banking activities for the three months ended March 31, 2014 compared to the same period in 2013. Partially offsetting the lower gains from mortgage banking activities were increases in servicing fees and other revenues for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in loan origination volume was largely attributable to the lending caps imposed on the GSEs by their regulator in March 2013. The decrease in expenses was primarily attributable to a reduction in compensation costs, which decreased as a result of lower commission costs due to lower loan origination volume year over year and lower salaries and benefits expense due to a cost reduction plan implemented in 2013, which decreased headcount.

Our net income was $7.1 million for the three months ended March 31, 2014 compared to $7.7 million for the three months ended March 31, 2013, a decrease of 8%.

Revenues

Gains from Mortgage Banking Activities. Gains from mortgage banking activities were $34.6 million for the three months ended March 31, 2014 compared to $42.9 million for the three months ended March 31, 2013, a 19% decrease. Gains reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. The decrease is primarily attributable to the decrease in the volume of loans originated year over year and the mix of our loan origination volumes.

Loan origination volume decreased to $1.6 billion for the three months ended March 31, 2014 from $1.7 billion for the three months ended March 31, 2013, a 9% decrease. We achieved a slightly higher loan origination fee rate for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. However, the average fair value of the expected net cash flows associated with servicing the loan as a percentage of loan origination volume (“fair value of MSRs created”) decreased 26%. The primary contributor to this decrease in the fair value of MSRs created was the change in the mix of our loan origination volume from 2013 to 2014.

Servicing Fees. Servicing fees were $23.3 million for the three months ended March 31, 2014 compared to $21.1 million for the three months ended March 31, 2013, a 10% increase. The increase was primarily attributable to an increase in the servicing portfolio due to new loan originations. The average servicing portfolio for the three months ended March 31, 2014 was $39.0 billion compared to $36.1 billion for the three months ended March 31, 2013.

Net Warehouse Interest Income. Net warehouse interest income was $2.2 million for the three months ended March 31, 2014 compared to $1.6 million for the three months ended March 31, 2013, a 38% increase. The increase is primarily attributable to an increase in net warehouse interest income from loans held for investment, which was the result of a higher average balance outstanding of loans held for investment year over year. The components of net warehouse interest income are (in thousands):

	For the three months ended March 31,
	2014	2013
Warehouse interest income—loans held for sale	$3,165	$5,315
Warehouse interest expense—loans held for sale	(1,775)	(3,702)

Net warehouse interest income—loans held for sale	$1,390	$1,613

Warehouse interest income—loans held for investement	$2,177	$132
Warehouse interest expense—loans held for investement	(1,331)	(122)

Net warehouse interest income—loans held for investment	$846	$10

Total net warehouse interest income	$2,236	$1,623

Other. Other income was $3.6 million for the three months ended March 31, 2014 compared to $2.5 million for the three months ended March 31, 2013, a 41% increase. The increase was primarily attributable to an increase in prepayment penalty fees of $0.9 million.

Expenses

Personnel. Personnel expense was $24.5 million for the three months ended March 31, 2014 compared to $28.3 million for the three months ended March 31, 2013, a 13% decrease. The decrease was principally a result of lower commission costs due to lower loan origination volume year over year and lower salaries and benefits expense due to the 2013 cost reduction plan, which reduced headcount.

Provision for Credit Losses. The provision for credit losses was a net benefit of $0.2 million for the three months ended March 31, 2014 compared to a $0.4 million expense for the three months ended March 31, 2013, a 143% decrease. The decrease is primarily attributable to the payoff of one loan, which we had previously reserved for, during the three months ended March 31, 2014, for which there was no comparable activity during the three months ended March 31, 2013. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

Interest Expense on Corporate Debt. The interest expense on corporate debt was $2.6 million for the three months ended March 31, 2014 compared to $1.0 million for the three months ended March 31, 2013, a 166% increase. This increase was primarily attributable to a 118% increase in the average principal balance of corporate debt outstanding.

Other Operating Expenses. Other operating expenses were $7.5 million for the three months ended March 31, 2014 compared to $8.7 million for the three months ended March 31, 2013, a 13% decrease. The decrease was primarily attributable to decreases in office expenses and travel and entertainment expenses. The decrease in office expenses was due to decreased rent as a result of a reduction in the office space associated with our Needham, MA office. The decrease in travel and entertainment related to the decrease in headcount as well as the decrease in loan origination volume.

Income Tax Expense. Income tax expense for the three months ended March 31, 2014 was $4.8 million. Income tax expense for the three months ended March 31, 2013 was $4.6 million. The increase in income tax expense was due to tax refunds received in 2013 but not in 2014.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use the following non-GAAP financial measures:

•	Adjusted net income

•	Adjusted diluted earnings per share

•	Adjusted total expenses

•	Adjusted income from operations

•	Adjusted operating margin

•	Adjusted EBITDA

The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The adjusted metrics exclude significant activities that are not part of our ongoing operations.

In addition, we present adjusted EBITDA, which is not a recognized measurement under GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, GAAP net income. Adjusted EBITDA represents GAAP net income before income taxes, adjusted for interest expense on our term loan facility, amortization and depreciation, provision for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs. In addition, adjusted EBITDA further excludes the impact of significant activities that are not part of our ongoing operations. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

Adjusted net income, adjusted diluted earnings per share, adjusted total expenses, adjusted operating income, adjusted operating margin, and adjusted EBITDA are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP

	For the three months ended March 31,
	2014	2013
(in thousands, except per share amounts)
Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted
Net Income and Adjusted Diluted Earnings Per Share
GAAP net income	$7,144	$7,726
Shares (1)	33,859	34,157

GAAP diluted earnings per share	$0.21	$0.23

GAAP net income	$7,144	$7,726
Adjustments:
Amortization of intangibles	509	1,278
Income tax impact of adjustments	(195)	(497)

Adjusted net income	$7,458	$8,507
Shares (1)	33,859	34,157

Adjusted diluted earnings per share	$0.22	$0.25

Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and Adjusted Operating Margin
GAAP income from operations	$11,910	$12,330
Total revenues	64,833	69,185

GAAP operating margin	18%	18%

GAAP income from operations	$11,910	$12,330
Adjustments:
Amortization of intangibles	509	1,278

Adjusted income from operations	$12,419	$13,608
Total revenues	64,833	69,185

Adjusted operating margin	19%	20%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$52,923	$56,855
Adjustments:
Amortization of intangibles	(509)	(1,278)

Adjusted total expenses	$52,414	$55,577

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP (continued)

	For the three months ended March 31,
	2014	2013
Reconciliation of GAAP Net Income to Adjusted EBITDA
GAAP net income	$7,144	$7,726
Recurring Adjustments:
Income tax expense	4,766	4,604
Interest expense	2,573	968
Amortization and depreciation	18,459	18,552
Provision for credit losses	(171)	401
Net write-offs	(1,361)	—
Stock compensation expense	2,271	2,198
Gains attributable to mortgage servicing rights (2)	(13,888)	(20,671)

Adjusted EBITDA	$19,793	$13,778

(1)	Diluted weighted average shares outstanding.
(2)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

Adjusted Net Income and Adjusted Income from Operations. Adjusted net income was $7.5 million for the three months ended March 31, 2014 compared to $8.5 million for the three months ended March 31, 2013, a 12% decrease. Adjusted income from operations was $12.4 million for the three months ended March 31, 2014 compared to $13.6 million for the three months ended March 31, 2013, a 9% decrease. The decrease was primarily attributable to an $8.3 million decrease in gains from mortgage banking activities and an increase in interest expense on corporate debt of $1.6 million, partially offset by an increase in servicing fees of $2.2 million and a decrease in personnel expense of $3.7 million. The decrease in gains on mortgage banking activities is primarily related to the decrease in the volume of loans originated year over year and the mix of loan origination volume. Interest expense on corporate debt increased due to an increase in the average corporate debt outstanding year over year. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. The decrease in personnel expense was principally a result of lower commission costs due to lower loan origination volume year over year and lower salaries and benefits expense due to the 2013 cost reduction plan, which reduced headcount.

Adjusted Diluted Earnings per Share. Adjusted diluted earnings per share was $0.22 for the three months ended March 31, 2014 compared to $0.25 for the three months ended March 31, 2013, a 12% decrease. The decrease was primarily attributable to a decrease in adjusted net income year over year.

Adjusted Operating Margin. Adjusted operating margin was 19% for the three months ended March 31, 2014 compared to 20% for the three months ended March 31, 2013, a 5% decrease.

Adjusted Total Expenses. Adjusted total expenses were $52.4 million for the three months ended March 31, 2014 compared to $55.6 million for the three months ended March 31, 2013, a 6% decrease. The decrease in expenses was largely a result of a decrease in personnel expense as a result of lower commission costs due to lower loan origination volume year over year and lower salaries and benefits expense due to the 2013 cost reduction plan, which reduced headcount.

Adjusted EBITDA. Adjusted EBITDA was $19.8 million for the three months ended March 31, 2014 compared to $13.8 million for the three months ended March 31, 2013, a 44% increase. The increase was primarily a result of a $2.2 million increase in servicing fees and a $3.8 million decrease in personnel expense, partially offset by an increase in net write-offs of $1.4 million and a $1.6 million decrease in origination fee income. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Personnel expense decreased principally as a result of lower commission costs due to lower origination volume year over year and lower salaries and benefits expense due to the 2013 cost reduction plan, which reduced headcount. Net write-offs increased as more losses reserved for in prior years were settled with Fannie Mae. Origination fee income decreased due to a decrease in loan origination volume.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Our unrestricted cash balance was $63.2 million and $65.4 million as of March 31, 2014, and March 31, 2013, respectively, a $2.2 million decrease.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash used in operating activities was $74.9 million for the three months ended March 31, 2014 compared to cash provided by operations of $612.0 million for the three months ended March 31, 2013. The decrease in cash flows from operations for the three months ended March 31, 2014 is primarily attributable to the net use of $73.6 million for the funding of loan originations, net of sales of loans to third parties during the three months ended March 31, 2014 compared to the receipt of $608.6 million from funding loan originations, net of sales to third parties during the three months ended March 31, 2013. Excluding cash provided by and used for the sale and purchase of loans, cash flows used in operations was $1.3 million for the three months ended March 31, 2014 compared to cash flows provided by operations of $3.4 million for the three months ended March 31, 2013. This decrease was primarily a result of a net decrease in non-cash mortgage banking activity of $5.8 million.

We invested $51.7 million and $1.2 million for the three months ended March 31, 2014, and 2013, respectively, a $50.5 million increase from 2013 to 2014. The increase is primarily attributable to the net investment of $51.5 million in loans held for investment during the three months ended March 31, 2014 compared to zero during the three months ended March 31, 2013. Of the $51.5 million net investment in loans held for investment during the three months ended March 31, 2014, $38.5 million was funded using interim warehouse borrowings, with the other $13.0 million funded using corporate cash.

Cash provided by financing activities was $19.3 million for the three months ended March 31, 2014, compared to $610.4 million cash used in financing activities for the three months ended March 31, 2013. This increase was primarily attributable to the decreased repayments of warehouse notes payable and the increased net borrowings of interim warehouse notes payable, partially offset by $35.9 million used to repurchase and retire shares of our common stock.

During the three months ended March 31, 2014, we used $57.3 million of corporate cash to fund loans held for sale that remained outstanding at period end. During the three months ended March 31, 2013, all loans held for sale were funded with warehouse borrowings.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, and (ii) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient. In December 2013, we secured a $175.0 million term note and used a portion of the proceeds to pay off the remaining unpaid principal balance of the existing term note.

We also require working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. Congress and other governmental authorities have also suggested that lenders may be required to retain on their balance sheet a portion of the loans that they originate, although no regulation has yet been implemented.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of March 31, 2014. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2014, the net worth requirement was $90.1 million and the Company’s net worth was $264.8 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC. As of March 31, 2014, we were required to maintain at least $17.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2014, we had operational liquidity of $118.3 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC.

We opportunistically use available corporate cash to fund some loans held for sale instead of using warehouse lending sources (“self-funding”). Such self-funding allows us to maximize the returns on available cash. During the three months ended March 31, 2014, the average balance of loans held for sale that we self-funded was $34.1 million. As of March 31, 2014, we had loans held for sale with an aggregate unpaid principal balance of $57.3 million that were self-funded.

We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We may opportunistically repurchase additional stock if we believe market conditions support such activity.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. Similarly, we believe that cash flows from operations should be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash and pledged securities and cash consist primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and collateral for our risk-sharing obligations. The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae and Freddie Mac (whenever loss sharing is applicable) is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of March 31, 2014, the Company held all of its restricted liquidity in money market funds holding US Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans. The amount of collateral required by Fannie Mae and Freddie Mac (whenever loss sharing is applicable) is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan and the level of risk-sharing. As of March 31, 2014, we pledged securities and cash to collateralize our risk-sharing obligations of $52.9 million, which was in excess of current requirements. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2014 collateral requirements as outlined above. As of March 31, 2014, reserve requirements for the March 31, 2014 DUS loan portfolio will require us to fund $37.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae will reassess the DUS Capital Standards on or before June 30, 2014. We generate sufficient cash flow from our operations to meet these capital standards and do not expect these changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of March 31, 2014.

Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs and to assist in funding interim loans, we have five warehouse facilities that we use to fund substantially all of our loan originations. As of March 31, 2014, we had four committed warehouse lines of credit in the aggregate amount of $1.4 billion with certain national banks and a $400.0 million uncommitted facility with Fannie Mae. Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Warehouse Facility #1:

We are a party to a Warehousing Credit and Security Agreement, as amended, with a national bank for a $575.0 million committed warehouse line that is scheduled to mature on September 2, 2014. The Warehousing Credit and Security Agreement, as amended, provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus a spread of 150 basis points. No material modifications have been made to the agreement during 2014.

As of March 31, 2014, we had $137.8 million of borrowings outstanding under this line with a corresponding unpaid principal balance of loans held for sale.

Warehouse Facility #2:

We are also a party to a $650.0 million committed warehouse facility that is scheduled to mature on June 24, 2014. This committed warehouse facility provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the average 30-day LIBOR plus a spread of 150 basis points. No material modifications have been made to the agreement during 2014.

As of March 31, 2014, we had $135.5 million of borrowings outstanding under this line with a corresponding unpaid principal balance of loans held for sale.

Warehouse Facility #3:

We have a $57.4 million committed warehouse line agreement that is scheduled to mature on September 21, 2014. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to us, and interest for advances under the agreement accrues at a rate of 30-day LIBOR plus a spread of 200 basis points. No material modifications have been made to the agreement during 2014.

As of March 31, 2014, there were $45.5 million of borrowings outstanding under this line with one corresponding loan classified as held for investment.

Warehouse Facility #4:

We are a party to a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2015. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. Borrowings under the facility are full recourse to us, and interest for advances under the agreement accrues at a rate of 30-day LIBOR plus a spread of 200 basis points. In April 2014, we executed an amendment to this agreement to increase the borrowing capacity from $100.0 million to $135.0 million. No other material modifications have been made to the agreement during 2014.

As of March 31, 2014, there were $85.4 million of borrowings outstanding under this line with five corresponding loans classified as held for investment.

Uncommitted Warehouse Facility:

We have an uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at the average 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. In March 2014, the uncommitted amount was lowered from $500.0 million to $400.0 million as part of an initiative by Fannie Mae to reduce its exposure to such uncommitted amounts for all of its DUS lenders.

As of March 31, 2014, we had $23.2 million of borrowings outstanding under this program with a corresponding unpaid principal balance of loans held for sale. There is no expiration date for this facility.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of March 31, 2014, we were in compliance with all of our warehouse line covenants.

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

The Term Loan was issued at a discount of 1.0%, and we used approximately $77.5 million of the Term Loan proceeds to repay in full the prior term loan and to pay certain transaction costs incurred in connection with the Term Loan.

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

The note payable and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of March 31, 2014, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended March 31,
(Dollars in thousands)	2014	2013
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$13,179,100	$12,192,313
Fannie Mae Modified Risk	4,291,304	3,879,856
Freddie Mac Modified Risk	68,553	68,906
GNMA/HUD Full Risk	4,830	4,958

Total risk-sharing servicing portfolio	$17,543,787	$16,146,033
Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$1,576,240	$3,187,487
Freddie Mac No Risk	10,404,210	9,533,651
GNMA/HUD No Risk	5,094,771	4,625,494
Brokered	4,102,707	3,258,355

Total non risk-sharing servicing portfolio	$21,177,928	$20,604,987
Total loans serviced for others	$38,721,715	$36,751,020
Interim loans (full risk) servicing portfolio	$187,150	$9,500

Total servicing portfolio unpaid principal balance	$38,908,865	$36,760,520

At risk servicing portfolio (1)	$15,079,283	$14,025,459
Maximum exposure to at risk portfolio (2)	3,673,700	2,805,094
60+ Day delinquencies, within at risk portfolio	—	—
At risk loan balances associated with allowance for risk-sharing obligations	$36,036	$134,376
Allowance for risk-sharing obligations:
Beginning balance	$7,363	$15,670
Provision for risk-sharing obligations	(340)	401
Net write-offs	(1,361)	—

Ending balance	$5,662	$16,071

60+ Day delinquencies as a percentage of the at risk portfolio	0.00%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.04%	0.11%
Net write-offs as a percentage of the at risk portfolio	0.01%	0.00%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	15.71%	11.96%
Allowance for risk-sharing as a percentage of maximum exposure	0.15%	0.57%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.78%	1.37%

(1)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac and GNMA/HUD loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

Fannie Mae DUS risk-sharing obligations are based on a tiered formula and represent substantially all of our risk-sharing activities. The risk-sharing tiers and amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb is 20% of the original unpaid principal balance (“UPB”) of the loan at the time of default.

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

As of March 31, 2014 and 2013, none of our at risk balances was more than 60 days delinquent. For the three months ended March 31, 2014, the provision for risk-sharing obligations was a net benefit of $0.3 million compared to an expense of $0.4 million for the three months ended March 31, 2013.

As of March 31, 2014 and March 31, 2013, our allowance for risk-sharing obligations was $5.7 million and $16.1 million, respectively, or 4 basis points and 11 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of March 31, 2014, we have advanced $1.1 million of principal and interest payments on the loans associated with our $5.7 million allowance. Accordingly, if the $5.7 million in estimated losses is ultimately realized, we would be required to fund an additional $4.6 million. As of March 31, 2013, we had advanced $4.5 million of principal and interest payments on the loans associated with our $16.1 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

There were no accounting pronouncements issued during the first quarter of 2014 that have the potential to impact the Company. All other recently issued accounting pronouncements and their expected impact to the Company have been disclosed previously.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. Average 30-day LIBOR as of March 31, 2014 and 2013 was 15 basis points and 20 basis points, respectively. A 100 basis point increase in the average 30-day LIBOR would increase our annual earnings by approximately $7.6 million based on our escrow balance as of March 31, 2014 compared to $7.6 million as of March 31, 2013. A decrease in the average 30-day LIBOR to zero would decrease our annual earnings by approximately $1.1 million based on the escrow balance as of March 31, 2014 compared to $1.5 million as of March 31, 2013.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. A 100 basis point increase in the average 30-day LIBOR would decrease our annual net warehouse interest income by approximately $0.7 million based on our outstanding warehouse balance as of March 31, 2014 compared to $1.4 million as of March 31, 2013. A decrease in the average 30-day LIBOR to zero would increase our annual earnings by approximately $0.1 million based on our outstanding warehouse balance as of March 31, 2014 compared to $0.3 million as of March 31, 2013.

All of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase in the average 30-day LIBOR would decrease our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of March 31, 2014 compared to $0.8 million based on our outstanding corporate debt as of March 31, 2013. A decrease in the average 30-day LIBOR to zero would not have an impact on our 2014 annual earnings as our corporate debt outstanding as of March 31, 2014 had a LIBOR floor of 100 bps. A decrease in the average 30-day LIBOR to zero would increase our 2013 annual earnings by approximately $0.2 million based on the outstanding corporate debt as of March 31, 2013.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $13.0 million as of March 31, 2014, compared to $11.7 million as of March 31, 2013. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of March 31, 2014 and 2013, 84% of the servicing fees are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s remaining claims were dismissed. Following the trial, the Court entered (i) a $1.8 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”) and its affiliates on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse and its affiliates on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. On March 13, 2014, the Court denied Capital Funding’s motion for a new trial. Capital Funding has filed an appeal with Maryland’s Court of Special Appeals.

CA Funds Group Litigation—In March 2012, our wholly owned subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding our investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by us. However, we independently formed the Bridge Program, which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. We filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied our motion to dismiss the complaint. We intend to vigorously defend the matter.

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

In the normal course of business, we may be party to various other claims and litigation, none of which we believe is material.

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2013 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as described below, there have been no material changes from the disclosures provided in the 2013 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

A change to the conservatorships of the GSEs and related actions, along with any changes in laws and regulations affecting the relationship between the GSEs and the U.S. federal government, could materially and adversely affect our business.

Currently, we originate a majority of our loans for sale through GSE programs. Additionally, a substantial majority of our servicing rights are derived from loans we sell through GSE programs. Changes in the business charters, structure, or existence of one or both of the GSEs could eliminate or substantially reduce the number of loans we originate with the GSEs, which in turn would lead to a reduction in fees related to such loans. These effects would likely cause us to realize significantly lower revenues from our loan originations and servicing fees, and ultimately would have a material adverse impact on our business and financial results.

Conservatorships of the GSEs

In September 2008, the FHFA placed each GSE into conservatorship. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets, what forms they will have and whether they will continue to exist following conservatorship.

Housing Finance Reform

Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. In 2011, the Obama Administration released a white paper on the future of housing finance reform. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce the GSEs’ role in the market and ultimately wind down both institutions. The report identifies a number of possible policy steps for winding down the GSEs, reducing the government’s role in housing finance and helping bring private capital back to the mortgage market. In August 2013, President Obama publicly discussed the Administration’s housing policy priorities, including a core principle that included winding down the GSEs through a responsible transition. In January 2014, the White House issued a fact sheet reaffirming the Administration’s view that housing finance reform should include ending the GSEs’ business model.

In addition to the Administration’s actions described above, FHFA has taken a number of steps consistent with the goals laid out in the Administration’s 2011 white paper. In 2012, Edward DeMarco, then the Acting Director of FHFA, proposed a strategic plan for the GSEs’ conservatorships. Among other things, the strategic plan recognizes that the GSEs’ multifamily business, in contrast to their single-family business, has remained cash flow positive during the recent housing crisis. The strategic plan states that “generating potential value for taxpayers and contracting the [GSEs’] multifamily market footprint should be approached differently from single-family, and it may be accomplished using a much different and more direct method.”

In March 2013, the then-Acting Director of FHFA released the 2013 conservatorship scorecard for the GSEs, which detailed specific priorities for implementing the 2012 strategic plan. Among other things, FHFA’s 2013 conservatorship scorecard established priorities relating to the goal that the GSEs contract their dominant presence in the marketplace. In support of this goal, FHFA set an objective that the GSEs reduce the unpaid principal balance of new multifamily business relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of their retained risk. In addition, in August 2013, FHFA issued a statement seeking public input on strategies for reducing the GSEs’ presence in the multifamily housing finance market in 2014, and outlined possible alternatives to meet this goal. As of the date of this filing, FHFA has not announced its 2014 conservatorship scorecard objectives.

Congress has also continued to consider housing finance reform. In the first session of the current Congress, members of Congress introduced several bills to reform the housing finance system, including the GSEs. Several of the bills would require the wind down or receivership of the GSEs within a specified period of enactment and also place certain restrictions on the GSEs’ activities prior to being wound down or placed into receivership.

We expect Congress will continue to consider housing finance reform in the current congressional session, including conducting hearings and considering legislation that would alter the housing finance system, including the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. As a result, there continues to be significant uncertainty regarding the future of the GSEs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2014, we repurchased and retired 19,363 shares of restricted stock at market prices, upon grantee vesting.

During the quarter ended March 31, 2014, we also repurchased 2,450,451 shares of the Company’s common stock from one of our largest stockholders at a price of $14.50 per share, which was below the market price at the time, and immediately retired the shares. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
January 1–31, 2014	—	$—	—	N/A
February 1–28, 2014	10,055	17.05	10,055	N/A
March 1–31, 2014	2,459,759	14.51	9,308	N/A

	2,469,814		19,363

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1	Stock Purchase Agreement, dated March 14, 2014, by and among the Registrant and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2014)

31.1*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

*:	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2014	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1	Stock Purchase Agreement, dated March 14, 2014, by and among the Registrant and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2014)

31.1*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

*: Filed	herewith.