Form 10-Q
period 2014-06-30
Walker & Dunlop, Inc.
filed 2014-08-06
CIK 1497770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35000

Walker & Dunlop, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0629925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 31, 2014 there were 32,592,605 total shares of common stock outstanding.

Walker & Dunlop, Inc.

Form  10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$66,275	$170,563
Restricted cash	9,111	5,427
Pledged securities, at fair value	58,551	49,651
Loans held for sale, at fair value	662,969	281,477
Loans held for investment, net	192,706	134,656
Servicing fees and other receivables, net	23,522	27,592
Derivative assets	18,505	19,563
Mortgage servicing rights	349,167	353,024
Goodwill and other intangible assets	61,232	61,777
Other assets	23,540	25,236

Total assets	$1,465,578	$1,128,966

Liabilities and stockholders’ equity
Liabilities
Accounts payable and other liabilities	$142,200	$143,452
Performance deposits from borrowers	8,814	5,234
Derivative liabilities	3,019	222
Guaranty obligation, net of accumulated amortization	23,234	23,489
Allowance for risk-sharing obligations	4,806	7,363
Warehouse notes payable	719,855	373,107
Note payable	172,512	173,258

Total liabilities	$1,074,440	$726,125

Stockholders’ equity
Preferred shares, Authorized 50,000,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000,000; issued and outstanding 31,773,223 shares at June 30, 2014 and 33,999,551 shares at December 31, 2013	318	340
Additional paid-in capital	213,215	244,954
Retained earnings	177,605	157,547

Total stockholders’ equity	$391,138	$402,841

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$1,465,578	$1,128,966

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues
Gains from mortgage banking activities	$52,241	$63,076	$86,827	$106,007
Servicing fees	23,962	22,370	47,305	43,511
Net warehouse interest income	3,896	1,760	6,132	3,383
Escrow earnings and other interest income	1,120	916	2,195	1,858
Other	4,067	2,612	7,660	5,160

Total revenues	$85,286	$90,734	$150,119	$159,919

Expenses
Personnel	$34,053	$37,308	$58,588	$65,591
Amortization and depreciation	19,097	18,176	37,556	36,728
Provision for credit losses	279	751	108	1,152
Interest expense on corporate debt	2,621	870	5,194	1,838
Other operating expenses	8,305	9,827	15,832	18,478

Total expenses	$64,355	$66,932	$117,278	$123,787

Income from operations	$20,931	$23,802	$32,841	$36,132
Income tax expense	8,017	9,259	12,783	13,863

Net income	$12,914	$14,543	$20,058	$22,269

Basic earnings per share	$0.41	$0.43	$0.61	$0.66

Diluted earnings per share	$0.40	$0.42	$0.61	$0.65

Basic weighted average shares outstanding	31,710,759	33,699,944	32,624,372	33,635,472

Diluted weighted average shares outstanding	31,950,576	34,485,750	32,897,162	34,330,639

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$20,058	$22,269
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains attributable to fair value of future servicing rights, net of guaranty obligation	(36,634)	(49,154)
Change in fair value of premium and origination fees	(1,174)	7,619
Provision for credit losses	108	1,152
Amortization and depreciation	37,556	36,728
Other operating activities, net	(374,898)	625,557

Net cash (used in) provided by operating activities	$(354,984)	$644,171

Cash flows from investing activities:
Capital expenditures	$(694)	$(2,100)
Originations of loans held for investment	(147,056)	(37,920)
Principal collected on loans held for investment	88,356	—

Net cash used in investing activities	$(59,394)	$(40,020)

Cash flows from financing activities:
Borrowings (repayments) of warehouse notes payable, net	$306,043	$(627,083)
Borrowings of interim warehouse notes payable	106,214	28,440
Repayments of interim warehouse notes payable	(65,630)	—
Repayments of note payable	(875)	(4,150)
Proceeds from issuance of common stock	1,717	539
Repurchase of common stock	(37,296)	(1,524)
Tax (expense) benefit from vesting of equity awards	(83)	889

Net cash provided by (used in) financing activities	$310,090	$(602,889)

Net (decrease) increase in cash and cash equivalents	$(104,288)	$1,262
Cash and cash equivalents at beginning of period	170,563	65,027

Cash and cash equivalents at end of period	$66,275	$66,289

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$11,064	$8,237
Cash paid for taxes	$6,407	$235

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or thereafter.

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

The Company offers an interim loan program offering floating-rate loans with original principal balances of generally up to $25.0 million, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent GSE or HUD financing (the “Interim Program”). The Company underwrites all loans originated through the Interim Program using similar underwriting standards used to underwrite loans it originates and sells. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s consolidated balance sheet during such time that they are outstanding.

The Company offers a large loan bridge program (the “Bridge Program”). Similar to the Interim Program, the Bridge Program offers floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing but are good candidates for future permanent financing. The Bridge Program is offered for loans of generally $25.0 million or more and for terms of up to three years. The Bridge Program was established through a partnership with third-party investors (“Bridge Partnership”). The loans in the Bridge Program are approved for funding by unanimous consent of the limited partners, funded by the Bridge Partnership, and underwritten by the Company pursuant to service agreements. The Bridge Partnership assumes the full risk of loss on the loans while it holds the loans. The Company accounts for its five-percent ownership interest as an equity-method investment. The balances and activities of the Bridge Program were immaterial as of and for the three and six months ended June 30, 2014.

The Company offers a Commercial Mortgage Backed Securities (“CMBS”) lending program (“CMBS Program”) through a partnership with an affiliate of Fortress Investment Group, LLC, the Company’s largest stockholder, in which the Company owns a 20 percent interest (“CMBS Partnership”). The CMBS program offers financing for all commercial property types throughout the United States. The loans in the CMBS Program are selected and funded by the CMBS Partnership and underwritten by the Company. The Company receives a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. The Company accounts for the 20 percent interest using the equity method of accounting. No loans have been originated through the CMBS Program as of June 30, 2014.

In 2013, the Company transferred a participating interest in a financial asset to a third party. The Company accounted for the transfer as a secured borrowing. The entire financial asset is presented as a component of the Loans held for investment line item within the Condensed Consolidated Balance Sheets, and the secured borrowing of $22.1 million is included within the Accounts payable and other liabilities line item in the Condensed Consolidated Balance Sheets. During the third quarter of 2014, the financial asset paid off, and the secured borrowing and warehouse advance were repaid. In connection with the payoff, the maximum amount of the corresponding committed warehouse facility was reduced from $57.4 million to $35.5 million.

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

Comprehensive Income—For the three and six months ended June 30, 2014 and 2013, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net— Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans typically have a maximum term of two years and original principal balances of $25.0 million or less. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of June 30, 2014, the Loans held for investment, net balance consists of $194.3 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $0.5 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in our portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by loan volumes, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no indication of impairment. The allowance for loan losses recorded as of June 30, 2014 and December 31, 2013 is based on the Company’s collective assessment of the portfolio.

Loans are placed on non-accrual status when full and timely collection of interest or principal is not probable. Loans held for investment are considered past due when contractually required principal or interest payments have not been made on the due dates and are charged off when the loan is considered uncollectible. The Company evaluates all loans held for investment for impairment. A loan is considered impaired when the Company believes that the facts and circumstances of the loan suggest that the Company will not be able to collect all contractually due principal and interest. Delinquency status and borrower financial condition are key components of the Company’s consideration of impairment status.

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of June 30, 2014 or December 31, 2013. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program.

Net Warehouse Interest Income— The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three and six months ended June 30, 2014 and 2013 are the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Warehouse interest income - loans held for sale	$5,112	$4,355	$8,278	$9,670
Warehouse interest expense - loans held for sale	(2,817)	(2,793)	(4,592)	(6,495)

Net warehouse interest income - loans held for sale	$2,295	$1,562	$3,686	$3,175

Warehouse interest income - loans held for investment	$3,227	$403	$5,403	$535
Warehouse interest expense - loans held for investment	(1,626)	(205)	(2,957)	(327)

Net warehouse interest income - loans held for investment	$1,601	$198	$2,446	$208

Total net warehouse interest income	$3,896	$1,760	$6,132	$3,383

Goodwill—The Company recorded no additions to or impairments of goodwill during the three and six months ended June 30, 2014.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

Recently Issued Accounting Pronouncements—During the second quarter of 2014, Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“the guidance”), was issued. ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The ASU creates a new topic within the Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers. Additionally, the guidance in the ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the ASC.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good and services. The ASU creates a five-step process for achieving the core principle: 1) identifying the contract with the customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations, and 5) recognizing revenue when an entity has completed the performance obligations. The ASU also requires additional disclosures that allow users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The guidance in the ASU is effective for the Company on January 1, 2017. The guidance permits the use of the retrospective or cumulative effect transition methods. It appears that substantially all of the Company’s contracts with customers do not fall within the scope of the guidance; however, the Company is in the process of selecting a transition method and determining whether the ASU will have a material impact on the Company’s reported financial results.

There have been no material changes to the accounting policies discussed in Note 2 of the Company’s 2013 Form 10-K, filed with the SEC on March 7, 2014.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consisted of the following activity for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Contractual loan origination related fees, net	$29,495	$34,593	$50,193	$56,853
Fair value of expected cash flows from servicing recognized at commitment	24,538	29,946	39,123	51,817
Fair value of expected guaranty obligation recognized at commitment	(1,792)	(1,463)	(2,489)	(2,663)

Total gains from mortgage banking activities	$52,241	$63,076	$86,827	$106,007

The origination fees shown in the table above are net of co-broker fees of $3.9 million and $8.6 million for the three months ended June 30, 2014 and 2013, and $7.7 million and $11.9 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 4—MORTGAGE SERVICING RIGHTS

Mortgage Servicing Rights (MSRs) represent the fair value of the servicing rights retained by the Company for mortgage loans originated and sold. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with the servicing rights. The following describes the key assumptions used in calculating each loan’s MSR:

Discount rate—Depending upon loan type, the discount rate used is management’s best estimate of market discount rates. The rates used for loans originated were 10% to 15% for each of the three- and six-month periods presented.

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

The fair values of the MSRs at June 30, 2014 and December 31, 2013 were $432.0 million and $414.9 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at June 30, 2014, is a decrease in the fair value of $13.8 million.

The impact of a 200 basis point increase in the discount rate at June 30, 2014, is a decrease in the fair value of $26.6 million.

Activity related to capitalized MSRs for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$347,976	$336,397	$353,024	$315,524
Additions, following the sale of loan	20,694	23,502	34,369	62,295
Amortization	(17,028)	(15,838)	(33,729)	(30,943)
Pre-payments and write-offs	(2,475)	(2,291)	(4,497)	(5,106)

Ending balance	$349,167	$341,770	$349,167	$341,770

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs, as of June 30, 2014 (in thousands):

	As of June 30, 2014
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired MSRs	$124,629	$(45,879)	$78,750
Originated MSRs	385,200	(114,783)	270,417

Total	$509,829	$(160,662)	$349,167

The expected amortization of MSRs recorded as of June 30, 2014 is shown in the table below (in thousands). Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
	Amortization	Amortization	Amortization
Six Months Ending December 31,
2014	$24,460	$8,806	$33,266
Year Ending December 31,
2015	45,199	16,540	61,739
2016	41,565	15,395	56,960
2017	38,174	13,656	51,830
2018	33,763	9,950	43,713
2019	28,054	8,118	36,172
Thereafter	59,202	6,285	65,487

Total	$270,417	$78,750	$349,167

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

Activity related to the guaranty obligation for the three and six months ended June 30, 2014 and 2013 follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$22,909	$22,352	$23,489	$21,155
Additions, following the sale of loan	1,296	1,271	1,780	3,425
Amortization	(971)	(888)	(2,035)	(1,845)

Ending balance	$23,234	$22,735	$23,234	$22,735

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an allowance for the estimated risk-sharing loss through a charge to the provision for risk-sharing obligations, which is a component of the Provision for credit losses line item in the Condensed Consolidated Statements of Income, along with a write-off of the loan-specific MSR and guaranty obligation. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, the loss recognition occurs at or before the loan becomes 60 days delinquent. Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2014 and 2013 follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$5,662	$16,071	$7,363	$15,670
Provision for risk-sharing obligations	408	751	68	1,152
Write-offs	(1,264)	(4,500)	(2,625)	(4,500)

Ending balance	$4,806	$12,322	$4,806	$12,322

As of June 30, 2014, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $3.7 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $39.8 billion as of June 30, 2014 compared to $38.9 billion as of December 31, 2013.

NOTE 7—WAREHOUSE NOTES PAYABLE

At June 30, 2014, to provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $1.5 billion with certain national banks and a $400.0 million uncommitted facility with Fannie Mae. In support of these credit facilities, the Company has pledged substantially all of its loans held for sale and loans held for investment under the Company’s approved programs.

The maximum amount and outstanding borrowings under the warehouse notes payable at June 30, 2014 follow (in thousands):

	June 30, 2014
Facility	Maximum Amount	Outstanding Balance	Interest rate
Committed warehouse facility #1	$575,000	$286,420	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #2	650,000	221,859	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #3	57,400	45,500	Average 30-day LIBOR plus 2.00%
Committed warehouse facility #4	135,000	88,173	Average 30-day LIBOR plus 2.00%
Committed warehouse facility #5	50,000	—	Average 30-day LIBOR plus 2.00% to 2.50%
Fannie Mae Repurchase agreement, uncommited line and open maturity	400,000	77,903	Average 30-day LIBOR plus 1.15%

Total	$1,867,400	$719,855

On June 17, 2014, the Company executed the second amendment to the amended and restated warehousing credit and security agreement related to warehouse facility #2 that extended the maturity date of the facility to June 23, 2015. No other material modifications were made to the agreement.

On May 19, 2014, the Company executed a Master Repurchase and Securities Contract (“Repurchase Agreement”) that established warehouse facility #5. The Repurchase Agreement provides for a maximum borrowing amount of $50.0 million and is scheduled to mature on May 19, 2016. The borrowings under the agreement bear interest at a rate of average 30-day London Interbank Offered Rate (LIBOR) plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances.

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

The warehouse notes payable and the note payable are subject to various financial covenants, all of which the Company was in compliance with as of June 30, 2014.

NOTE 8—FAIR VALUE MEASUREMENTS

The Company uses valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach to measure assets and liabilities that are measured at fair value. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The Company’s MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value:

•	Derivative Instruments—The derivative positions consist of interest rate lock commitments and forward sale agreements. These instruments are valued using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.

•	Loans held for sale—The loans held for sale are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable prices from market participants. Therefore, the Company classifies these loans held for sale as Level 2.

•	Pledged Securities—The pledged securities are valued using quoted market prices from recent trades. Therefore, the Company classifies pledged securities as Level 1.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (in thousands):

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
June 30, 2014
Assets
Loans held for sale	$—	$662,969	$—	$662,969
Pledged securities	58,551	—	—	58,551
Derivative assets	—	—	18,505	18,505

Total	$58,551	$662,969	$18,505	$740,025

Liabilities
Derivative liabilities	$—	$—	$3,019	$3,019

Total	$—	$—	$3,019	$3,019

December 31, 2013
Assets
Loans held for sale	$—	$281,477	$—	$281,477
Pledged securities	49,651	—	—	49,651
Derivative assets	—	—	19,563	19,563

Total	$49,651	$281,477	$19,563	$350,691

Liabilities
Derivative liabilities	$—	$—	$222	$222

Total	$—	$—	$222	$222

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2014 and 2013.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs: Derivative Instruments
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Derivative assets and liabilities, net
Beginning balance	$13,559	$4,370	$19,341	$20,391
Settlements	(50,314)	(33,110)	(90,682)	(92,062)
Realized gains recorded in earnings (1)	36,755	28,740	71,341	71,671
Unrealized gains recorded in earnings (1)	15,486	34,336	15,486	34,336

Ending balance	$15,486	$34,336	$15,486	$34,336

(1)	Realized and unrealized gains from derivatives are recognized in the Gains from mortgage banking activities line item in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities (in thousands):

	Quantitative Information about Level 3 Measurements
	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)

Derivative assets	$18,505	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	3,019	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of June 30, 2014, and December 31, 2013, are presented below (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$66,275	$66,275	$170,563	$170,563
Restricted cash	9,111	9,111	5,427	5,427
Pledged securities	58,551	58,551	49,651	49,651
Loans held for sale	662,969	662,969	281,477	281,477
Loans held for investment, net	192,706	194,320	134,656	135,620
Derivative assets	18,505	18,505	19,563	19,563

Total financial assets	$1,008,117	$1,009,731	$661,337	$662,301

Financial Liabilities:
Derivative liabilities	$3,019	$3,019	$222	$222
Warehouse notes payable	719,855	719,855	373,107	373,107
Note payable	172,512	174,125	173,258	173,258

Total financial liabilities	$895,386	$896,999	$546,587	$546,587

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

Loans Held For Investment, net— Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is generally two years, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 2). As of June 30, 2014 and December 31, 2013, no credit-related adjustments were required.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company’s policy is to enter into a sale commitment with the investor simultaneous with the rate lock commitment with the borrower. The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

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

	Fair Value Adjustment Components				Balance Sheet Location
(in thousands)	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Assets	Derivative Liabilities	Fair Value Adjustment To Loans Held for Sale
June 30, 2014
Rate lock commitments	$412,481	$15,720	$1,506	$17,226	$17,226	$—	$—
Forward sale contracts	1,043,146	—	(1,740)	(1,740)	1,279	(3,019)	—
Loans held for sale	652,184	10,551	234	10,785	—	—	10,785

Total		$26,271	$—	$26,271	$18,505	$(3,019)	$10,785

December 31, 2013
Rate lock commitments	$235,616	$12,331	$(6,253)	$6,078	$6,299	$(221)	$—
Forward sale contracts	515,755	—	13,263	13,263	13,264	(1)
Loans held for sale	280,139	8,348	(7,010)	1,338	—	—	1,338

Total		$20,679	$—	$20,679	$19,563	$(222)	$1,338

NOTE 9—LITIGATION, COMMITMENTS, AND CONTINGENCIES

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of June 30, 2014, the Company held all of its restricted liquidity in money market funds holding US Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2014 collateral requirements as outlined above. As of June 30, 2014, reserve requirements for the June 30, 2014 DUS loan portfolio will require the Company to fund $36.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2014. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2014, the net worth requirement was $91.9 million and the Company’s net worth was $287.5 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC. As of June 30, 2014, the Company was required to maintain at least $17.7 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of June 30, 2014, the Company had operational liquidity of $137.3 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC.

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

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s remaining claims were dismissed. Following the trial, the Court entered (i) a $1.8 million judgment against Credit Suisse and its affiliates on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse and its affiliates on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. On March 13, 2014, the Court denied Capital Funding’s motion for a new trial. Capital Funding has filed an appeal with Maryland’s Court of Special Appeals. Oral arguments in the appeal are scheduled for December 2014.

Litigation—CA Funds Group Litigation—In March 2012, the Company’s wholly owned subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding the Company’s investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by the Company. However, the Company independently formed the Bridge Program, which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. The Company filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied the Company’s motion to dismiss the complaint. The Company intends to vigorously defend the matter. Discovery is ongoing.

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

NOTE 10—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Weighted average number of shares outstanding used to calculate basic earnings per share	31,710,759	33,699,944	32,624,372	33,635,472
Dilutive securities
Unvested restricted shares	239,817	785,806	272,790	695,167

Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	31,950,576	34,485,750	32,897,162	34,330,639

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs and excess tax benefits associated with the awards. Average options issued under the 2010 Equity Incentive Plan to purchase 655,818 and 63,667 shares of common stock were outstanding during the three months ended June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. During the three months ended June 30, 2014 and 2013, 211,342 and 0 average restricted shares were outstanding, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Average options issued under the 2010 Equity Incentive Plan to purchase 515,867 and 100,196 shares of common stock were outstanding during the six months ended June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. During the six months ended June 30, 2014 and 2013, no restricted shares were excluded from the computation of diluted earnings per share.

NOTE 11—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (dollars in thousands):

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2013	33,999,551	$340	$244,954	$157,547	$402,841
Net income	—	—	—	20,058	20,058
Stock-based compensation	—	—	3,901	—	3,901
Issuance of common shares in connection with equity incentive plans	333,403	3	1,714	—	1,717
Repurchase and retirement of common stock	(2,559,731)	(25)	(37,271)	—	(37,296)
Tax benefit from vesting of restricted shares	—	—	(83)	—	(83)

Balances at June 30, 2014	31,773,223	$318	$213,215	$177,605	$391,138

In the first quarter of 2014, the Company repurchased 2,450,451 shares of the Company’s common stock from one of its largest stockholders at a price of $14.50 per share, which was below the market price at the time, and immediately retired the shares, reducing stockholders’ equity by approximately $35.5 million.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	the future of the GSEs and their impact on our business;

•	the future funding level of HUD, including whether such funding level will be sufficient to support future firm commitment requests, and its impact on our business;

•	changes to the interest rate environment and its impact on our business;

•	our growth strategy;

•	our projected financial condition, liquidity and results of operations;

•	our ability to obtain and maintain warehouse and other loan funding arrangements;

•	availability of and our ability to retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals and lenders;

•	degree and nature of our competition;

•	the outcome of pending litigation;

•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;

•	our ability to comply with the laws, rules and regulations applicable to us;

•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets or the general economy; and

•	general volatility of the capital markets and the market price of our common stock.

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

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development, with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also broker loans for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We service some of the loans for which we act as a loan broker. Additionally, through our subsidiary entities, we provide asset management and investment management services specializing in debt, structured debt, and equity financing for commercial real estate.

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

We recognize gains from mortgage banking activities when we commit to both make a loan to a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also generate revenue from net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities.

We retain servicing rights on substantially all of the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, from late charges, and from other ancillary fees. Servicing fees are set at the time an investor agrees to purchase the loan and are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment penalties to the Company in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We occasionally request modified risk-sharing based on the size of the loan. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Our current credit management policy is to cap each loan balance subject to full risk-sharing at $60 million. Accordingly, we generally elect to use modified risk-sharing for loans of more than $60 million in order to limit our maximum loss exposure on any one loan to $12 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we may on occasion elect to originate a loan with full risk sharing even when the loan balance is greater than $60 million if we believe the loan characteristics support such an approach.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

We have an interim loan program offering floating-rate debt with original principal balances of generally up to $25.0 million, for terms of up to two years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite all loans originated through the Interim Program. During the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties.

Through a partnership in which we own a 5% interest (the “Bridge Partnership”), we offer large floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Bridge Program”). The Bridge Program is generally offered for loans of $25.0 million or more and for terms of up to three years. The loans in the Bridge Program are selected and funded by the partnership and underwritten by us. We receive an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The Bridge Partnership assumes the full risk of loss on the loans while it holds the loans.

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

Mortgage Servicing Rights (MSRs) and Guaranty Obligations. MSRs are recorded at fair value at loan sale. The fair value is based on estimates of expected net cash flows associated with the servicing rights. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. We only recognize MSRs for GSE and HUD originations. We do not recognize MSRs for brokered transactions since we do not originate and sell the loan.

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

We carry MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment on a portfolio basis quarterly. We engage a third party to assist in determining an estimated fair value of our MSRs on a semi-annual basis.

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

Overview of Current Business Environment

Throughout the first half of 2014, the fundamentals of the commercial and multifamily real estate market continued their improvement from the recent economic downturn. Multifamily occupancy rates and effective rents increased based upon strengthening rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Most other commercial real estate asset classes saw similar improvements. The increased demand and cash flows have boosted the value of many commercial and multifamily properties and improved the performance of those mortgages, driving delinquency rates to the low end of the historical ranges for commercial and multifamily mortgages and driving property values to the high end of the historical ranges.

In addition to the improved property fundamentals, for the last several years, the U.S. mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. In addition, according to the Mortgage Bankers Association, commercial and multifamily loan maturities are at their lowest point since 2009 and expected to be 23% less than 2013, in advance of a significant “wall of maturities” expected from 2015 through 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. With significantly fewer mortgage maturities in 2014 and an abundant supply of capital from CMBS, banks, life insurance companies, and the Agencies, competition for new loans is fierce. Consequently, we do not anticipate significant growth in refinance activity for commercial and multifamily borrowing and lending in 2014.

Property values for many fully leased commercial and multifamily assets have continued to increase and are at their highest point in recent years with near historic lows in capitalization rates and greatly improved property fundamentals, making it difficult for borrowers to generate the desired returns. As a result, many of our borrowers are seeking higher returns by identifying and acquiring the transitional properties that our interim loan program is designed to address. The growth in transitional lending was evident in the first two quarters of 2014, as we originated $147.1 million of interim loans for our balance sheet, compared to $37.9 million in the first two quarters of 2013. In 2013, we grew our interim lending by 444%, to $192.0 million, and we expect to see continued growth in transitional mortgages throughout 2014. The demand for transitional lending has brought increased competition from lenders, specifically banks and life insurance companies. Both are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

In March 2013, the GSEs’ regulator, the Federal Housing Finance Agency (“FHFA”), communicated a goal to reduce the GSEs’ 2013 multifamily origination volumes 10% from 2012 levels. The reduction in lending capacity during a period of increased competition from banks, life insurance companies, and CMBS adversely impacted the GSEs’ ability to compete for new multifamily mortgages. In addition, because the GSEs were operating uncapped for the first quarter of 2013, by the time the GSEs implemented changes to their 2013 business plan following the release of the scorecard, they were well ahead of the pace needed to stay within the newly established caps. As a result, the GSEs were not competing for new loans by the middle of Q2 2013 as they looked to manage their remaining allocations under the lending caps for the rest of the year. In May 2014, FHFA announced the 2014 multifamily scorecard for the GSEs, stating that the 2013 origination volume limits would remain unchanged in 2014. FHFA also announced that loans for affordable or manufactured housing communities would not count towards the limits.

Through June 30, 2014, we originated $2.4 billion of multifamily mortgages with the GSEs, down $281.5 million, or 11% year over year. The decrease is largely due to the trough in mortgage maturities and partly due to the changes in the GSEs regulatory environment year over year. We expect the GSEs to be challenged to reach their lending caps in 2014, as they will continue to have to actively compete against banks, life insurance companies, and CMBS throughout the year. This competition could lead to lower GSE volumes and/or reduced profitability on GSE loans we originate. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. A decline in GSE originations would negatively impact our financial results as our non-cash revenues will decrease disproportionately with origination volumes.

In response to increased demand from life insurance companies, banks, and CMBS for long-term, fixed-rate commercial and multifamily loans, and in preparation for the wall of maturities, we have significantly grown our Capital Markets platform over the past few years, adding origination talent in Wisconsin, Florida, Arizona, California, Illinois, and Georgia. As we have grown our Capital Markets origination team, we have also expanded our network of life insurance companies and banks into which those originators can deliver new commercial and multifamily mortgages. As the demand from banks and life insurance companies has increased in recent years, our investments in this business have resulted in significant growth in brokered originations in the past few years. In 2013 we experienced significant growth in our brokered originations as banks, life insurance companies, and CMBS took advantage of the uncertainty surrounding Fannie Mae and Freddie Mac following the release of the FHFA 2013 multifamily scorecard that required a reduction in the GSEs origination volumes. However, the release of the FHFA’s 2014 multifamily scorecard did not contain similar reductions; consequently, the GSEs are competing for new deals at pre-2013 levels. As the GSEs have become more active and competitive in 2014, the growth in originations through our brokerage channels (i.e., banks, life insurance companies, and CMBS) has slowed and our Capital Markets origination team has originated more GSE loans. We expect this trend to continue as the GSEs are expected to remain competitive for new originations throughout the remainder of 2014.

In addition to banks and life insurance companies, there has been a recent increase in demand for CMBS bonds backed by commercial and multifamily mortgages. The peak of the CMBS market was between 2005 and 2007, and after its collapse in 2008, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds has increased and we have experienced increased competition from an ever-growing CMBS mortgage origination market. There are close to 40 CMBS lenders today, and originations from commercial and multifamily CMBS lenders have grown from almost zero five years ago to $22.0 billion in 2011 and to $49.0 billion in 2013. It is the increased demand for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity upcoming in the next three years that led us to form the CMBS Partnership. We expect to begin originating loans for the CMBS Partnership this year.

Finally, with respect to our HUD activities, Congress was successful in passing a Federal budget for fiscal 2014 and allocating $30.0 billion of capital to HUD to finance new multifamily mortgages. This is in contrast to 2013 when the government was operating under a continuing resolution and HUD twice ran out of commitment authority. We anticipate that HUD will effectively compete for higher leverage, affordable housing deals, but they will also experience the same increase in competition that the GSEs have been experiencing for the last twelve to eighteen months for lower leverage multifamily properties. Year to date, our HUD originations are down 26% from the same period last year.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2014 and 2013. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Origination Data:
Fannie Mae	$942,504	$771,766	$1,401,785	$1,534,739
Freddie Mac	613,347	615,783	981,784	1,130,378
Ginnie Mae - HUD	157,251	413,719	415,034	561,152
Brokered (1)	606,507	720,226	1,022,332	1,026,577
Interim Loans	65,805	37,920	147,055	37,920

Total	$2,385,414	$2,559,414	$3,967,990	$4,290,766

Key Metrics (as a percentage of total revenues):
Personnel expenses	40%	41%	39%	41%
Other operating expenses	10%	11%	11%	12%
Total expenses	75%	74%	78%	77%
Adjusted total expenses (2)	75%	72%	78%	76%
Operating margin	25%	26%	22%	23%
Adjusted operating margin (2)	25%	28%	22%	24%
Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.24%	1.35%	1.26%	1.32%
Fair value of MSRs created, net	0.95%	1.11%	0.92%	1.15%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (3)	1.33%	1.58%	1.31%	1.52%

	As of June 30,
	2014	2013
Servicing Portfolio by Product:
Fannie Mae	$19,524,654	$19,541,380
Freddie Mac	10,922,884	10,017,202
Ginnie Mae - HUD	5,012,368	4,650,472
Brokered (1)	4,139,507	3,628,796
Interim Loans	194,320	47,420

Total	$39,793,733	$37,885,270

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate	0.24%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	This is a non-GAAP financial measure. For more information on our non-GAAP financial measures, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or interim loan program originations.

Overview

Our consolidated income from operations was $20.9 million for the three months ended June 30, 2014 compared to $23.8 million for the three months ended June 30, 2013, a 12% decrease. Our consolidated income from operations was $32.8 million for the six months ended June 30, 2014 compared to $36.1 million for the six months ended June 30, 2013, a 9% decrease. Our total revenues were $85.3 million for the three months ended June 30, 2014 compared to $90.7 million for the three months ended June 30, 2013, a 6% decrease. Our total revenues were $150.1 million for the six months ended June 30, 2014 compared to $159.9 million for the six months ended June 30, 2013, a 6% decrease. Our total expenses were $64.4 million for the three months ended June 30, 2014 compared to $66.9 million for the three months ended June 30, 2013, a 4% decrease. Our total expenses were $117.3 million for the six months ended June 30, 2014 compared to $123.8 million for the six months ended June 30, 2013, a 5% decrease. Our operating margins were 25% and 22% for the three and six months ended June 30, 2014, respectively, compared to 26% and 23% for the three and six months ended June 30, 2013, respectively.

The decreases in revenues were primarily attributable to decreases in loan origination volumes and the fair value of the expected net cash flows associated with servicing loans, net of any guaranty obligation retained (“MSR income”). The lower loan origination volumes and MSR income led to lower gains from mortgage banking activities for the three and six months ended June 30, 2014 compared to the same periods in 2013. Partially offsetting the lower gains from mortgage banking activities were increases in servicing fees, net warehouse interest income, and other revenues for the three and six months ended June 30, 2014 compared to the same periods in 2013. The decreases in loan origination volumes were largely attributable to the delay in the establishment of the GSEs’ multifamily lending caps and increased competition for multifamily and commercial real estate loan originations. The GSEs reduced their loan origination volumes year over year as they were uncertain whether there would be further reductions in their multifamily lending caps in 2014. The increased competition was the result of a smaller supply of loans due to the low number of multifamily and commercial real estate maturities in 2014, as discussed more fully above in the Overview of Current Business Environment section. The decreases in expenses were primarily attributable to reductions in compensation costs, which decreased as a result of lower commission costs due to lower loan origination volumes year over year and lower salaries and benefits expenses due to a cost reduction effort implemented in 2013, which decreased headcount.

Our net income was $12.9 million and $20.1 million for the three and six months ended June 30, 2014, respectively, compared to $14.5 and $22.3 million for the three and six months ended June 30, 2013, respectively, decreases of 11% and 10%, respectively.

Revenues

Gains from Mortgage Banking Activities. Gains from mortgage banking activities were $52.3 million for the three months ended June 30, 2014 compared to $63.1 million for the three months ended June 30, 2013, a 17% decrease. For the six months ended June 30, 2014, gains from mortgage banking activities were $86.8 million, compared to $106.0 million for the same period in 2013, an 18% decrease. Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and MSR income. The decreases were primarily attributable to the decreases in the volumes of loans originated year over year and MSR income as a percentage of loan origination volumes (“MSR rate”). The decreases in MSR rates were primarily the result of the aforementioned increased competition and an increase in the number of large loans originated that generally carry lower servicing fees, which reduced the weighted average servicing fee on loans originated during the three and six months ended June 30, 2014 compared to the same periods in 2013.

Loan origination volume decreased to $2.4 billion for the three months ended June 30, 2014 from $2.6 billion for the three months ended June 30, 2013, a 7% decrease. For the three months ended June 30, 2014 compared to the three months ended June 30, 2013, the MSR rate decreased 14%, while origination related fees as a percentage of loan origination volume (“origination fee rate”) decreased 8%. The primary contributor to the decrease in the origination fee rate was lower HUD origination volume period over period.

Loan origination volumes decreased to $4.0 billion for the six months ended June 30, 2014 from $4.3 billion for the six months ended June 30, 2013, an 8% decrease. For the six months ended June 30, 2014, the origination fee rate decreased 5% year over year, and we experienced a 20% decrease in the MSR rate.

Servicing Fees. Servicing fees were $24.0 million for the three months ended June 30, 2014 compared to $22.4 million for the three months ended June 30, 2013, a 7% increase. For the six months ended June 30, 2014, servicing fees were $47.3 million, compared to $43.5 million for the same period in 2013, a 9% increase. The increase was primarily attributable to an increase in the servicing portfolio due to new loan originations. The average servicing portfolio for the three months ended June 30, 2014 was $39.4 billion compared to $37.3 billion for the three months ended June 30, 2013, while the average servicing portfolio for the six months ended June 30, 2014 was $39.2 billion compared to $36.7 billion for the six months ended June 30, 2013.

Net Warehouse Interest Income. Net warehouse interest income was $3.9 million and $6.1 million for the three and six months ended June 30, 2014, respectively, compared to $1.8 and $3.4 million for the three and six months ended June 30, 2013, respectively, increases of 121% and 81%, respectively. The increases are principally the result of increases in net warehouse interest income from loans held for investment, which was due to higher average balances outstanding of loans held for investment year over year. The components of net warehouse interest income are (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Warehouse interest income - loans held for sale	$5,112	$4,355	$8,278	$9,670
Warehouse interest expense - loans held for sale	(2,817)	(2,793)	(4,592)	(6,495)

Net warehouse interest income - loans held for sale	$2,295	$1,562	$3,686	$3,175

Warehouse interest income - loans held for investment	$3,227	$403	$5,403	$535
Warehouse interest expense - loans held for investment	(1,626)	(205)	(2,957)	(327)

Net warehouse interest income - loans held for investment	$1,601	$198	$2,446	$208

Total net warehouse interest income	$3,896	$1,760	$6,132	$3,383

Other. Other revenues were $4.1 million and $7.7 million for the three and six months ended June 30, 2014, respectively, compared to $2.6 million and $5.2 million for the three and six months ended June 30, 2013, respectively, increases of 56% and 48%, respectively. The increases were primarily attributable to increases in prepayment penalty fees of $1.4 million and $2.3 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

Expenses

Personnel. Personnel expense was $34.1 million for the three months ended June 30, 2014 compared to $37.3 million for the three months ended June 30, 2013, a 9% decrease. For the six months ended June 30, 2014, personnel expense was $58.6 million compared to $65.6 million for the same period in 2013, an 11% decrease. The decreases were principally the result of lower commission costs due to lower loan origination volumes year over year and lower salaries and benefits expenses due to the 2013 cost reduction effort, which reduced headcount.

Amortization and Depreciation. Amortization and depreciation expense was $19.1 million and $37.6 million for the three and six months ended June 30, 2014, respectively, compared to $18.2 million and $36.7 million for the three and six months ended June 30, 2013, respectively, increases of 5% and 2%, respectively. The increases are principally related to increases in the average MSR portfolio year over year.

Provision for Credit Losses. The provision for credit losses was $0.3 million for the three months ended June 30, 2014 compared to $0.8 million for the three months ended June 30, 2013, a 63% decrease. The provision for credit losses was $0.1 million for the six months ended June 30, 2014, compared to $1.2 million for the six months ended June 30, 2013, a 91% decrease. The decreases are primarily attributable to the overall improvement in credit quality of the at risk portfolio, as evidenced by no loans delinquent 60 days or more as of June 30, 2014 compared to $9.1 million delinquent 60 days or more as of June 30, 2013. We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

Interest Expense on Corporate Debt. The interest expense on corporate debt was $2.6 million and $5.2 million for the three and six months ended June 30, 2014, respectively, compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2013, respectively, increases of 201% and 183%, respectively. The increases were primarily attributable to increases in the average principal balance of corporate debt outstanding year over year. During the three months ended June 30, 2014, the average principal balance of corporate debt outstanding increased 123% from the same period in 2013. During the six months ended June 30, 2014, the average principal balance of corporate debt outstanding increased 120% from the same period in 2013. In addition, the average interest rate spread on our corporate debt outstanding increased 75 basis points for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Other Operating Expenses. Other operating expenses were $8.3 million for the three months ended June 30, 2014 compared to $9.8 million for the three months ended June 30, 2013, a 15% decrease. For the six months ended June 30, 2014, other operating expenses were $15.8 million, compared to $18.5 million for the six months ended June 30, 2013, a 14% decrease. The decreases were primarily attributable to decreases in rent expense and travel and entertainment expense. The decreases in rent expense were due to decreased annual rent as a result of a reduction in the office space associated with our Needham, MA office during the second quarter of 2013. Additionally, we incurred a modification fee of $0.8 million associated with the lease for our Needham, MA office in the second quarter of 2013 with no comparable expense in 2014. The decreases in travel and entertainment expense relate to the decrease in headcount

Income Tax Expense. Income tax expense for the three months ended June 30, 2014 was $8.0 million compared to $9.3 million for the three months ended June 30, 2013, a 13% decrease. For the six months ended June 30, 2014, income tax expense was $12.8 million compared to $13.9 million for the same period in 2013, an 8% decrease. The decreases in income tax expense were primarily due to decreases in income from operations and a slight decrease in the effective tax rate from 38.9% to 38.3% year over year.

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

We believe that adjusted net income, adjusted diluted earnings per share, adjusted total expenses, adjusted income from operations, and adjusted operating margin facilitate a review of the comparability of our operating performance on a period-to-period basis because such costs are not, in our view, related to our ongoing operational performance. We use these non-GAAP measures, including adjusted EBITDA, to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by offering:

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

Adjusted net income, adjusted diluted earnings per share, adjusted total expenses, adjusted operating income, adjusted operating margin, and adjusted EBITDA are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted Net Income and Adjusted Diluted Earnings Per Share
GAAP net income	$12,914	$14,543	$20,058	$22,269
Shares (1)	31,951	34,486	32,897	34,331

GAAP diluted earnings per share	$0.40	$0.42	$0.61	$0.65

GAAP net income	$12,914	$14,543	$20,058	$22,269
Adjustments:
Amortization of intangibles	—	430	509	1,709
Lease modification	—	825	—	825
Income tax impact of adjustments	—	(488)	(195)	(986)

Adjusted net income	$12,914	$15,310	$20,372	$23,817
Shares (1)	31,951	34,486	32,897	34,331

Adjusted diluted earnings per share	$0.40	$0.44	$0.62	$0.69

Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and Adjusted Operating Margin
GAAP income from operations	$20,931	$23,802	$32,841	$36,132
Total revenues	85,286	90,734	150,119	159,919

GAAP operating margin	25%	26%	22%	23%

GAAP income from operations	$20,931	$23,802	$32,841	$36,132
Adjustments:
Amortization of intangibles	—	430	509	1,709
Lease modification	—	825	—	825

Adjusted income from operations	$20,931	$25,057	$33,350	$38,666
Total revenues	85,286	90,734	150,119	159,919

Adjusted operating margin	25%	28%	22%	24%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$64,355	$66,932	$117,278	$123,787
Adjustments:
Amortization of intangibles	—	(430)	(509)	(1,709)
Lease modification	—	(825)	—	(825)

Adjusted total expenses	$64,355	$65,677	$116,769	$121,253

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP (continued)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Reconciliation of GAAP Net Income to Adjusted EBITDA
GAAP net income	$12,914	$14,543	$20,058	$22,269
Recurring Adjustments:
Income tax expense	8,017	9,259	12,783	13,863
Interest expense	2,621	870	5,194	1,838
Amortization and depreciation	19,097	18,176	37,556	36,728
Provision for credit losses	279	751	108	1,152
Net write-offs	(1,264)	(4,500)	(2,625)	(4,500)
Stock compensation expense	2,003	2,544	4,274	4,704
Gains attributable to mortgage servicing rights (2)	(22,746)	(28,483)	(36,634)	(49,154)
Other Adjustments:
Lease modification	—	825	—	825

Adjusted EBITDA	$20,921	$13,985	$40,714	$27,725

(1)	Diluted weighted average shares outstanding.
(2)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

Adjusted Net Income and Adjusted Income from Operations. Adjusted net income was $12.9 million for the three months ended June 30, 2014 compared to $15.3 million for the three months ended June 30, 2013, a 16% decrease. For the six months ended June 30, 2014, adjusted net income was $20.4 million, compared to $23.8 million for the same period in 2013, a 14% decrease.

Adjusted income from operations was $20.9 million for the three months ended June 30, 2014 compared to $25.1 million for the three months ended June 30, 2013, a 16% decrease. The decrease was primarily attributable to a $10.8 million decrease in gains from mortgage banking activities, partially offset by increases in servicing fees of $1.6 million, other revenues of $1.5 million, and net warehouse income of $2.1 million. The decrease in gains on mortgage banking activities is primarily related to the decrease in the volume of loans originated and a decrease in the origination fee rate year over year. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Net warehouse interest income increased primarily due to an increase in the average outstanding balance of loans held for investment year over year. An increase in prepayment penalty fees was the primary contributor to the increase in other revenues year over year.

For the six months ended June 30, 2014, adjusted income from operations was $33.4 million compared to $38.7 million for the same period in 2013, a 14% decrease. The decrease was primarily a result of a $19.2 million decrease in gains from mortgage banking activities and an increase in interest expense on corporate debt of $3.4 million, partially offset by increases in servicing fees of $3.8 million, net warehouse interest income of $2.7 million, and other revenues of $2.5 million and a decrease in personnel expense of $7.0 million. The decrease in gains on mortgage banking activities is primarily related to the decrease in the volume of loans originated and a decrease in the origination fee rate year over year. Interest expense on corporate debt increased mainly due to an increase in the average corporate debt outstanding year over year. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Net warehouse interest income increased primarily due to an increase in the average outstanding balance of loans held for investment year over year. An increase in prepayment penalty fees year over year was the primary contributor to the increase in other revenues. The decrease in personnel expense was principally a result of lower commission costs due to lower loan origination volume year over year and lower salaries and benefits expense due to the 2013 cost reduction effort, which reduced headcount.

Adjusted Diluted Earnings per Share. Adjusted diluted earnings per share was $0.40 for the three months ended June 30, 2014 compared to $0.44 for the three months ended June 30, 2013, a 9% decrease. For the six months ended June 30, 2014, adjusted diluted earnings per share was $0.62 compared to $0.69 for the same period in 2013, a 10% decrease. The decreases were primarily attributable to decreases in adjusted net income year over year, partially offset by decreases in the diluted weighted average shares outstanding for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Adjusted Operating Margin. Adjusted operating margin was 25% for the three months ended June 30, 2014 compared to 28% for the three months ended June 30, 2013, an 11% decrease. Adjusted operating margin was 22% for the six months ended June 30, 2014 compared to 24% for the six months ended June 30, 2013, an 8% decrease.

Adjusted Total Expenses. Adjusted total expenses were $64.4 million for the three months ended June 30, 2014 compared to $65.7 million for the three months ended June 30, 2013, a 2% decrease. Adjusted total expenses were $116.8 million for the six months ended June 30, 2014 compared to $121.3 million for the six months ended June 30, 2013, a 4% decrease. The decreases were primarily the result of decreases in personnel expense, partially offset by increases in interest expense on corporate debt. Personnel expense was lower as a result of lower commission costs due to lower loan origination volumes year over year and lower salaries and benefits expense due to the 2013 cost reduction effort, which reduced headcount. Interest expense on corporate debt was higher principally due to an increase in the average corporate debt outstanding year over year.

Adjusted EBITDA. Adjusted EBITDA was $20.9 million for the three months ended June 30, 2014 compared to $14.0 million for the three months ended June 30, 2013, a 50% increase. The increase was primarily attributable to decreases in personnel expense of $2.7 million and net write offs of $3.2 million. Personnel expense was lower as a result of lower commission costs due to lower loan origination volumes year over year and lower salaries and benefits expense due to the 2013 cost reduction effort, which reduced headcount. The decrease in net write offs was due to a decrease in the volume of risk-sharing losses settled with Fannie Mae. During the three months ended June 30, 2014, we settled the losses related to two risk-sharing loans that had previously defaulted. During the three months ended June 30, 2013, we settled the losses related to six such loans.

Adjusted EBITDA was $40.7 million for the six months ended June 30, 2014 compared to $27.7 million for the six months ended June 30, 2013, a 47% increase. The increase was primarily attributable to decreases in personnel expense of $6.6 million, net write offs of $1.9 million, and other operating expenses of $1.8 million. Personnel expense was lower as a result of lower commission costs due to lower loan origination volumes year over year and lower salaries and benefits expense due to the 2013 cost reduction effort, which reduced headcount. The decrease in net write offs was due to a decrease in the volume of risk-sharing losses settled with Fannie Mae. During the six months ended June 30, 2014, we settled the losses related to five risk-sharing loans that had previously defaulted. During the six months ended June 30, 2013, we settled the losses related to six such loans. The decrease in other operating expenses was primarily attributable to decreases in rent expense and travel and entertainment expense. The decrease in rent expense was due to decreased annual rent as a result of a reduction in the office space associated with our Needham, MA office during the second quarter of 2013. The decrease in travel and entertainment expense relates to the decrease in headcount.

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

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Our unrestricted cash balance was $66.3 million as of June 30, 2014 and 2013.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash used in operating activities was $355.0 million for the six months ended June 30, 2014 compared to cash provided by operations of $644.2 million for the six months ended June 30, 2013. The decrease in cash flows from operations for the six months ended June 30, 2014 is primarily attributable to the net use of $372.1 million for the funding of loan originations, net of sales of loans to third parties during the six months ended June 30, 2014 compared to the net receipt of $627.1 million from funding loan originations, net of sales to third parties during the six months ended June 30, 2013. Excluding cash provided by and used for the sale and purchase of loans, cash flows provided by operations was $17.1 million for the six months ended June 30, 2014 and 2013.

We invested $59.4 million and $40.0 million for the six months ended June 30, 2014, and 2013, respectively, a $19.4 million increase from 2013 to 2014. The increase is primarily attributable to the net investment of $58.7 million in loans held for investment during the six months ended June 30, 2014 compared to $37.9 million during the six months ended June 30, 2013. Of the $58.7 million net investment in loans held for investment during the six months ended June 30, 2014, $40.6 million was funded using interim warehouse borrowings, with the other $18.1 funded using corporate cash. Of the $37.9 million net investment in loans held for investment during the six months ended June 30, 2013, $28.4 million was funded using interim warehouse borrowings, with the other $9.5 funded using corporate cash.

Cash provided by financing activities was $310.1 million for the six months ended June 30, 2014 compared to $602.9 million cash used in financing activities for the six months ended June 30, 2013. This increase was primarily attributable to the decreased repayments of warehouse notes payable and the increased net borrowings of interim warehouse notes payable, partially offset by an increase of $35.8 million in cash used to repurchase and retire shares of our common stock. Substantially all of the increase in cash used to repurchase and retire shares of our common stock was related to the repurchase of 2,450,451 shares of our common stock from one of our largest stockholders during the six months ended June 30, 2014; there was no comparable transaction during the six months ended June 30, 2013.

During the six months ended June 30, 2014, we used $66.0 million of corporate cash to fund loans held for sale that remained outstanding at period end. During the six months ended June 30, 2013, all loans held for sale were funded with warehouse borrowings.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of June 30, 2014. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2014, the net worth requirement was $91.9 million and the Company’s net worth was $287.5 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC. As of June 30, 2014, we were required to maintain at least $17.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2014, we had operational liquidity of $137.3 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC.

We opportunistically use available corporate cash to fund some loans held for sale instead of using warehouse lending sources (“self-funding”). Such self-funding allows us to maximize the returns on available cash. During the six months ended June 30, 2014, the average balance of loans held for sale that we self-funded was $33.8 million. As of June 30, 2014, we had loans held for sale with an aggregate unpaid principal balance of $66.0 million that were self-funded.

We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We may opportunistically repurchase additional stock if we believe market conditions support such activity.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash and pledged securities and cash consist primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and collateral for our risk-sharing obligations. The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae and Freddie Mac (whenever loss sharing is applicable) is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of June 30, 2014, the Company held all of its restricted liquidity in money market funds holding US Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans. As of June 30, 2014, we pledged securities and cash to collateralize our risk-sharing obligations of $58.6 million, which was in excess of current requirements. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2014 collateral requirements as outlined above. As of June 30, 2014, reserve requirements for the June 30, 2014 DUS loan portfolio will require us to fund $36.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of June 30, 2014.

Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs and to assist in funding interim loans, we have five warehouse facilities that we use to fund substantially all of our loan originations. As of June 30, 2014, we had five committed warehouse lines of credit in the aggregate amount of $1.5 billion with certain national banks and a $400.0 million uncommitted facility with Fannie Mae. Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, two are revolving commitments we expect to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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

As of June 30, 2014, we had $286.4 million of borrowings outstanding under this line with a corresponding unpaid principal balance of loans held for sale.

Warehouse Facility #2:

We are also a party to a $650.0 million committed warehouse facility that was scheduled to mature on June 24, 2014. This committed warehouse facility provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the average 30-day LIBOR plus a spread of 150 basis points. On June 17, 2014, the Company executed the second amendment to the amended and restated warehousing credit and security agreement that extended the maturity date of the facility to June 23, 2015. No other material modifications were made to the agreement.

As of June 30, 2014, we had $221.9 million of borrowings outstanding under this line with a corresponding unpaid principal balance of loans held for sale.

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

As of June 30, 2014, there were $45.5 million of borrowings outstanding under this line with one corresponding loan classified as held for investment. During the third quarter of 2014, the financial asset financed by warehouse facility #3 paid off, and the warehouse advance was repaid. In connection with the payoff, the maximum amount of warehouse facility #3 was reduced from $57.4 million to $35.5 million.

Warehouse Facility #4:

We are a party to a $135.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2015. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. Borrowings under the facility are full recourse to us, and interest for advances under the agreement accrues at a rate of 30-day LIBOR plus a spread of 200 basis points. In April 2014, we executed an amendment to this agreement to increase the borrowing capacity from $100.0 million to $135.0 million. No other material modifications have been made to the agreement during 2014.

As of June 30, 2014, there were $88.2 million of borrowings outstanding under this line with eight corresponding loans classified as held for investment.

Warehouse Facility #5:

On May 19, 2014, the Company executed a Master Repurchase and Securities Contract (“Repurchase Agreement”) that established warehouse facility #5. The Repurchase Agreement provides for a maximum borrowing amount of $50.0 million and is scheduled to mature on May 19, 2016. The borrowings under the agreement bear interest at a rate of average 30-day LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances.

As of June 30, 2014, there were no borrowings outstanding under this line.

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

As of June 30, 2014, we had $77.9 million of borrowings outstanding under this program with a corresponding unpaid principal balance of loans held for sale. There is no expiration date for this facility.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of June 30, 2014, we were in compliance with all of our warehouse line covenants.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The Term Loan currently bears interest at the LIBOR Rate plus an applicable margin of 4.50%.

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

As of June 30, 2014, the outstanding principal balance of the note payable was $174.1 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of June 30, 2014, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended		As of and for the six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$13,629,747	$12,725,049	$13,629,747	$12,725,049
Fannie Mae Modified Risk	4,392,372	4,282,776	4,392,372	4,282,776
Freddie Mac Modified Risk	53,752	68,790	53,752	68,790
GNMA - HUD Full Risk	4,797	4,926	4,797	4,926

Total risk-sharing servicing portfolio	$18,080,668	$17,081,541	$18,080,668	$17,081,541
Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$1,502,535	$2,533,555	$1,502,535	$2,533,555
Freddie Mac No Risk	10,869,132	9,948,412	10,869,132	9,948,412
GNMA - HUD No Risk	5,007,571	4,645,546	5,007,571	4,645,546
Brokered	4,139,507	3,628,796	4,139,507	3,628,796

Total non risk-sharing servicing portfolio	$21,518,745	$20,756,309	$21,518,745	$20,756,309
Total loans serviced for others	$39,599,413	$37,837,850	$39,599,413	$37,837,850
Interim loans (full risk) servicing portfolio	$194,320	$47,420	$194,320	$47,420

Total servicing portfolio unpaid principal balance	$39,793,733	$37,885,270	$39,793,733	$37,885,270

At risk servicing portfolio (1)	$15,698,224	$14,624,757	$15,698,224	$14,624,757
Maximum exposure to at risk portfolio (2)	3,735,832	2,924,951	3,735,832	2,924,951
60+ Day delinquencies, within at risk portfolio	—	9,115	—	9,115
At risk loan balances associated with allowance for risk-sharing obligations	$40,381	$112,958	$40,381	$112,958
Allowance for risk-sharing obligations:
Beginning balance	$5,662	$16,071	$7,363	$15,670
Provision for risk-sharing obligations	408	751	68	1,152
Net write-offs	(1,264)	(4,500)	(2,625)	(4,500)

Ending balance	$4,806	$12,322	$4,806	$12,322

60+ Day delinquencies as a percentage of the at risk portfolio	0.00%	0.06%	0.00%	0.06%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.03%	0.08%	0.03%	0.08%
Net write-offs as a percentage of the at risk portfolio	0.01%	0.03%	0.02%	0.03%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	11.90%	10.91%	11.90%	10.91%
Allowance for risk-sharing as a percentage of maximum exposure	0.13%	0.42%	0.13%	0.42%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.75%	1.20%	0.75%	1.20%

(1)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac and GNMA/HUD loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

Fannie Mae DUS risk-sharing obligations are based on a tiered formula and represent substantially all of our risk-sharing activities. The risk-sharing tiers and amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb at the time of default is 20% of the original unpaid principal balance (“UPB”) of the loan.

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

As of June 30, 2014, none of our at risk balances was more than 60 days delinquent, while $9.1 million of our at risk balances were more than 60 days delinquent as of June 30, 2013. For the six months ended June 30, 2014, the provision for risk-sharing obligations was $0.1 million compared to $1.2 million for the six months ended June 30, 2013.

As of June 30, 2014 and June 30, 2013, our allowance for risk-sharing obligations was $4.8 million and $12.3 million, respectively, or 3 basis points and 8 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of June 30, 2014, we have advanced $1.5 million of principal and interest payments on the loans associated with our $4.8 million allowance. Accordingly, if the $4.8 million in estimated losses is ultimately realized, we would be required to fund an additional $3.3 million. As of June 30, 2013, we had advanced $4.2 million of principal and interest payments on the loans associated with our $12.3 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

During the second quarter of 2014, Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“the guidance”), was issued. ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The ASU creates a new topic within the Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers. Additionally, the guidance in the ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the ASC.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good and services. The ASU creates a five-step process for achieving the core principle: 1) identifying the contract with the customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations, and 5) recognizing revenue when an entity has completed the performance obligations. The ASU also requires additional disclosures that allow users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The guidance in the ASU is effective for us on January 1, 2017. The guidance permits the use of the retrospective or cumulative effect transition methods. It appears that substantially all of our contracts with customers do not fall within the scope of the guidance; however, we are in the process of selecting a transition method and determining whether the ASU will have a material impact on our reported financial results.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. Average 30-day LIBOR as of June 30, 2014 and 2013 was 15 basis points and 20 basis points, respectively. A 100 basis point increase in the average 30-day LIBOR would increase our annual earnings by approximately $7.7 million based on our escrow balance as of June 30, 2014 compared to $6.9 million based on our escrow balance as of June 30, 2013. A decrease in the average 30-day LIBOR to zero would decrease our annual earnings by approximately $1.2 million based on the escrow balance as of June 30, 2014 compared to $1.3 million based on our escrow balance as of June 30, 2013.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. A 100 basis point increase in the average 30-day LIBOR would decrease our annual net warehouse interest income by approximately $2.1 million based on our outstanding warehouse balance as of June 30, 2014 compared to $2.6 million based on our outstanding warehouse balance as of June 30, 2013. A decrease in the average 30-day LIBOR to zero would increase our annual earnings by approximately $0.3 million based on our outstanding warehouse balance as of June 30, 2014 compared to $0.5 million based on our outstanding warehouse balance as of June 30, 2013.

All of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase in the average 30-day LIBOR would decrease our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of June 30, 2014 compared to $0.8 million based on our outstanding corporate debt as of June 30, 2013. A decrease in the average 30-day LIBOR to zero would not have an impact on our 2014 annual earnings as our corporate debt outstanding as of June 30, 2014 had a LIBOR floor of 100 bps. A decrease in the average 30-day LIBOR to zero would increase our 2013 annual earnings by approximately $0.1 million based on the outstanding corporate debt as of June 30, 2013.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $13.8 million as of June 30, 2014, compared to $26.6 million as of June 30, 2013. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of June 30, 2014 and 2013, 84% of the servicing fees are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s remaining claims were dismissed. Following the trial, the Court entered (i) a $1.8 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”) and its affiliates on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse and its affiliates on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. On March 13, 2014, the Court denied Capital Funding’s motion for a new trial. Capital Funding has filed an appeal with Maryland’s Court of Special Appeals. Oral arguments in the appeal are scheduled for December 2014.

CA Funds Group Litigation—In March 2012, our wholly owned subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding our investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by us. However, we independently formed the Bridge Program, which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. We filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied our motion to dismiss the complaint. We intend to vigorously defend the matter. Discovery is ongoing.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2013 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, there have been no material changes from the disclosures provided in the 2013 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2014, we repurchased and retired 89,917 shares of restricted stock at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2014:

			Total Number of	Maximum Number
			Shares Purchased	(or Approximate
	Total Number of		as Part of Publicly	Dollar Value) of
	Shares	Average Price	Announced Plans or	Shares that May Yet
Period	Purchased	Paid per Share	Programs	Be Purchased
April 1 - 30, 2014	50,685	$16.36	50,685	N/A
May 1 - 31, 2014	—	—	—	N/A
June 1 - 30, 2014	39,232	14.54	39,232	N/A

	89,917		89,917

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1†*	Management Deferred Stock Unit Purchase Plan

10.2†*	Management Deferred Stock Unit Purchase Matching Program

10.3	Second Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 17, 2014, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

31.1*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract or arrangement.
*:	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2014	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1†*	Management Deferred Stock Unit Purchase Plan

10.2†*	Management Deferred Stock Unit Purchase Matching Program

10.3	Second Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 17, 2014, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

31.1*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract or arrangement.
*:	Filed herewith.