Form 10-Q
period 2014-09-30
Walker & Dunlop, Inc.
filed 2014-11-06
CIK 1497770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 32,982,083 total shares of common stock outstanding.

Walker & Dunlop, Inc.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$84,613	$170,563
Restricted cash	19,735	5,427
Pledged securities, at fair value	60,740	49,651
Loans held for sale, at fair value	788,335	281,477
Loans held for investment, net	205,091	134,656
Servicing fees and other receivables, net	29,244	27,592
Derivative assets	26,494	19,563
Mortgage servicing rights	352,704	353,024
Goodwill and other intangible assets	61,215	61,777
Other assets	26,044	25,236

Total assets	$1,654,215	$1,128,966

Liabilities and stockholders’ equity
Liabilities
Accounts payable and other liabilities	$133,447	$143,452
Performance deposits from borrowers	19,316	5,234
Derivative liabilities	2,586	222
Guaranty obligation, net of accumulated amortization	23,794	23,489
Allowance for risk-sharing obligations	3,871	7,363
Warehouse notes payable	890,976	373,107
Note payable	172,139	173,258

Total liabilities	$1,246,129	$726,125

Stockholders’ equity
Preferred shares, Authorized 50,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 31,812 shares at September 30, 2014 and 34,000 shares at December 31, 2013	318	340
Additional paid-in capital	215,050	244,954
Retained earnings	192,718	157,547

Total stockholders’ equity	$408,086	$402,841

Commitments and contingencies

Total liabilities and stockholders’ equity	$1,654,215	$1,128,966

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues
Gains from mortgage banking activities	$63,280	$45,278	$150,107	$151,285
Servicing fees	25,036	22,954	72,341	66,465
Net warehouse interest income	5,045	1,783	11,177	5,166
Escrow earnings and other interest income	1,127	1,037	3,322	2,895
Other	3,567	2,598	11,227	7,758

Total revenues	$98,055	$73,650	$248,174	$233,569

Expenses
Personnel	$41,919	$31,091	$100,507	$96,682
Amortization and depreciation	19,818	20,513	57,374	57,241
Provision for credit losses	1,487	(155)	1,595	997
Interest expense on corporate debt	2,592	854	7,786	2,692
Other operating expenses	7,745	8,643	23,577	27,121

Total expenses	$73,561	$60,946	$190,839	$184,733

Income from operations	$24,494	$12,704	$57,335	$48,836
Income tax expense	9,381	4,649	22,164	18,512

Net income	$15,113	$8,055	$35,171	$30,324

Basic earnings per share	$0.48	$0.24	$1.09	$0.90

Diluted earnings per share	$0.47	$0.23	$1.08	$0.88

Basic weighted average shares outstanding	31,788	33,859	32,342	33,711

Diluted weighted average shares outstanding	32,049	34,383	32,658	34,316

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$35,171	$30,324
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains attributable to fair value of future servicing rights, net of guaranty obligation	(64,468)	(70,616)
Change in fair value of premium and origination fees	(5,715)	11,535
Provision for credit losses	1,595	997
Amortization and depreciation	57,374	57,241
Other operating activities, net	(495,861)	721,570

Net cash (used in) provided by operating activities	$(471,904)	$751,051

Cash flows from investing activities:
Capital expenditures	$(947)	$(4,339)
Originations of loans held for investment	(229,929)	(131,620)
Principal collected on loans held for investment	158,356	21,700

Net cash used in investing activities	$(72,520)	$(114,259)

Cash flows from financing activities:
Borrowings (repayments) of warehouse notes payable, net	$460,509	$(729,964)
Borrowings of interim warehouse notes payable	168,369	92,281
Repayments of interim warehouse notes payable	(111,130)	(16,912)
Repayments of note payable	(1,313)	(6,225)
Secured borrowings	—	19,845
Repayment of secured borrowings	(22,050)	—
Proceeds from issuance of common stock	1,718	1,189
Repurchase of common stock	(37,532)	(2,318)
Tax (expense) benefit from vesting of equity awards	(97)	1,253

Net cash provided by (used in) financing activities	$458,474	$(640,851)

Net decrease in cash and cash equivalents	$(85,950)	$(4,059)
Cash and cash equivalents at beginning of period	170,563	65,027

Cash and cash equivalents at end of period	$84,613	$60,968

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$16,710	$11,317
Cash paid for taxes	$12,133	$647

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset management responsibilities on nearly all loans that it sells to the GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also acts as a loan broker for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker. The Company retains the servicing rights on some of the loans where it acts as a broker.

The Company offers an interim loan program offering floating-rate loans with original principal balances of generally up to $25.0 million, for terms of up to three years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent GSE or HUD financing (the “Interim Program”). The Company underwrites all loans originated through the Interim Program using similar underwriting standards used to underwrite loans it originates and sells. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s consolidated balance sheet during such time that they are outstanding.

The Company offers a large loan bridge program (the “Bridge Program”). Similar to the Interim Program, the Bridge Program offers floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing but are good candidates for future permanent financing. The Bridge Program is offered for loans of generally $25.0 million or more and for terms of up to three years. The Bridge Program was established through a partnership with third-party investors (“Bridge Partnership”). The loans in the Bridge Program are approved for funding by unanimous consent of the limited partners, funded by the Bridge Partnership, and underwritten by the Company pursuant to service agreements. The Bridge Partnership assumes the full risk of loss on the loans while it holds the loans. The Company accounts for its five-percent ownership interest as an equity-method investment. The balances and activities of the Bridge Program were immaterial as of and for the three and nine months ended September 30, 2014.

The Company offers a Commercial Mortgage Backed Securities (“CMBS”) lending program (“CMBS Program”) through a partnership with an affiliate of Fortress Investment Group, LLC, the Company’s largest stockholder, in which the Company owns a 20 percent interest (“CMBS Partnership”). The CMBS program offers financing for all commercial property types throughout the United States. The loans in the CMBS Program are selected and funded by the CMBS Partnership and underwritten by the Company. The Company receives a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. The Company accounts for the 20 percent interest using the equity method of accounting. Four loans with an aggregate unpaid principal balance (“UPB”) of $58.5 million have been originated through the CMBS Program during the three and nine months ended September 30, 2014. The Company recorded immaterial revenue related to the CMBS Program within the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014. Additionally, the Company’s recorded investment in the CMBS Partnership is immaterial as of September 30, 2014.

In 2013, the Company transferred a participating interest in a financial asset to a third party. The Company accounted for the transfer as a secured borrowing. During the third quarter of 2014, the financial asset paid off, and the secured borrowing and warehouse advance were repaid. The entire financial asset is presented as a component of the Loans held for investment, net line item within the December 31, 2013 Condensed Consolidated Balance Sheet, and the secured borrowing of $22.1 million is included within the Accounts payable and other liabilities line item in the December 31, 2013 Condensed Consolidated Balance Sheet.

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

Comprehensive Income—For the three and nine months ended September 30, 2014 and 2013, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans have terms of up to three years and original principal balances of $25.0 million or less. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of September 30, 2014, the Loans held for investment, net balance consisted of $207.2 million of unpaid principal balance less $1.3 million of net unamortized deferred fees and costs and $0.8 million of allowance for loan losses. As of December 31, 2013, the Loans held for investment, net balance consisted of $135.6 million of unpaid principal balance less $0.5 million of net unamortized deferred fees and costs and $0.4 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in our portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by loan origination volumes, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no indication of impairment. The allowance for loan losses recorded as of September 30, 2014 and December 31, 2013 are based on the Company’s collective assessment of the portfolio.

Loans are placed on non-accrual status when full and timely collection of interest or principal is not probable. Loans held for investment are considered past due when contractually required principal or interest payments have not been made on the due dates and are charged off when the loan is considered uncollectible. The Company evaluates all loans held for investment for impairment. A loan is considered impaired when the Company believes that the facts and circumstances of the loan suggest that the Company will not be able to collect all contractually due principal and interest. Delinquency status and property financial condition are key components of the Company’s consideration of impairment status.

None of the loans held for investment was delinquent, specifically impaired, or on non-accrual status as of September 30, 2014 or December 31, 2013. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program.

Provision for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within the Provision for credit losses line item in the Condensed Consolidated Statements of Income. Provision for credit losses consisted of the following activity for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Provision for loan losses	$311	$—	$350	$—
Provision for risk-sharing obligations	1,176	(155)	1,245	997

Provision for credit losses	$1,487	$(155)	$1,595	$997

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three and nine months ended September 30, 2014 and 2013 are the following components:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Warehouse interest income - loans held for sale	$6,564	$3,738	$14,841	$13,409
Warehouse interest expense - loans held for sale	(3,310)	(2,387)	(7,902)	(8,882)

Net warehouse interest income - loans held for sale	$3,254	$1,351	$6,939	$4,527

Warehouse interest income - loans held for investment	$2,700	$1,139	$8,104	$1,674
Warehouse interest expense - loans held for investment	(909)	(707)	(3,866)	(1,035)

Net warehouse interest income - loans held for investment	$1,791	$432	$4,238	$639

Total net warehouse interest income	$5,045	$1,783	$11,177	$5,166

Goodwill—The Company recorded no additions to or impairments of goodwill during the three and nine months ended September 30, 2014.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

Recently Issued Accounting Pronouncements—During the third quarter of 2014, Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued. ASU 2014-15 requires an entity’s management to assess the entity’s ability to continue as a going concern quarterly. The assessment must consider relevant facts and circumstances that are known and reasonably knowable at the issuance date and consider whether there is substantial doubt, as defined in the ASU, about the entity’s ability to continue as a going concern for one year from the issuance date. When substantial doubt exists, certain disclosures are required. The ASU is effective for the Company for the annual period ending December 31, 2016 and for the annual and interim periods thereafter. The Company does not believe this ASU will have any impact on the Company’s reported results or its disclosures.

There have been no material changes to the accounting policies discussed in Note 2 of the Company’s 2013 Form 10-K, filed with the SEC on March 7, 2014.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consisted of the following activity for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Contractual loan origination related fees, net	$35,446	$23,816	$85,639	$80,669
Fair value of expected cash flows from servicing recognized at commitment	29,786	22,671	68,909	74,488
Fair value of expected guaranty obligation recognized at commitment	(1,952)	(1,209)	(4,441)	(3,872)

Total gains from mortgage banking activities	$63,280	$45,278	$150,107	$151,285

The origination fees shown in the table above are net of co-broker fees of $3.5 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively, and $11.2 million and $16.8 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 4—MORTGAGE SERVICING RIGHTS

Mortgage Servicing Rights (“MSRs”) represent the carrying value of the servicing rights retained by the Company for mortgage loans originated and sold. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with the servicing rights. The following describes the key assumptions used in calculating each loan’s MSR:

Discount rate—Depending upon loan type, the discount rate used is management’s best estimate of market discount rates. The rates used for loans originated were 10% to 15% for each of the three- and nine-month periods presented.

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

The fair values of the MSRs at September 30, 2014 and December 31, 2013 were $436.4 million and $414.9 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at September 30, 2014, is a decrease in the fair value of $13.9 million.

The impact of a 200 basis point increase in the discount rate at September 30, 2014, is a decrease in the fair value of $26.9 million.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2014 and 2013 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$349,167	$341,770	$353,024	$315,524
Additions, following the sale of loan	24,095	22,991	58,464	85,286
Amortization	(17,867)	(16,201)	(51,595)	(47,144)
Pre-payments and write-offs	(2,691)	(3,661)	(7,189)	(8,767)

Ending balance	$352,704	$344,899	$352,704	$344,899

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of September 30, 2014:

	As of September 30, 2014
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Acquired MSRs	$124,629	$(52,392)	$72,237
Originated MSRs	402,217	(121,750)	280,467

Total	$526,846	$(174,142)	$352,704

The expected amortization of MSRs recorded as of September 30, 2014 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands) Three Months Ending December 31,	Originated MSRs Amortization	Acquired MSRs Amortization	Total MSRs Amortization
2014	$12,656	$4,256	$16,912
Year Ending December 31,
2015	48,330	16,092	64,422
2016	44,600	14,998	59,598
2017	40,979	13,274	54,253
2018	36,559	9,699	46,258
2019	30,649	7,955	38,604
Thereafter	66,694	5,963	72,657

Total	$280,467	$72,237	$352,704

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

Activity related to the guaranty obligation for the three and nine months ended September 30, 2014 and 2013 follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$23,234	$22,735	$23,489	$21,155
Additions, following the sale of loan	1,699	1,010	3,479	4,436
Amortization	(1,139)	(983)	(3,174)	(2,829)

Ending balance	$23,794	$22,762	$23,794	$22,762

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an allowance for the estimated risk-sharing loss through a charge to the provision for risk-sharing obligations, which is a component of the Provision for credit losses line item in the Condensed Consolidated Statements of Income, along with a write-off of the loan-specific MSR and guaranty obligation. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, the loss recognition occurs at or before the loan becomes 60 days delinquent. Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2014 and 2013 follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$4,806	$12,322	$7,363	$15,670
Provision for risk-sharing obligations	1,176	(155)	1,245	997
Write-offs	(2,111)	(3,706)	(4,737)	(8,206)

Ending balance	$3,871	$8,461	$3,871	$8,461

As of September 30, 2014, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $3.8 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $41.2 billion as of September 30, 2014 compared to $38.9 billion as of December 31, 2013.

NOTE 7—WAREHOUSE NOTES PAYABLE

At September 30, 2014, to provide financing to borrowers under GSE and HUD programs and to fund a portion of the loans held for investment, the Company has arranged for warehouse lines of credit in the amount of $1.5 billion with certain national banks and a $400.0 million uncommitted facility with Fannie Mae. In support of these credit facilities, the Company has pledged substantially all of its loans held for sale and loans held for investment under the Company’s approved programs.

The maximum amount and outstanding borrowings under the warehouse notes payable at September 30, 2014 follow:

	September 30, 2014
(dollars in thousands) Facility	Maximum Amount	Outstanding Balance	Loan Type Funded (1)	Interest rate
Committed warehouse facility #1	$425,000	$270,750	LHFS	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #2	650,000	338,124	LHFS	Average 30-day LIBOR plus 1.50%
Committed warehouse facility #3	75,000	—	LHFI	Average 30-day LIBOR plus 2.00%
Committed warehouse facility #4	135,000	123,779	LHFI	Average 30-day LIBOR plus 2.00%
Committed warehouse facility #5	50,000	26,549	LHFI	Average 30-day LIBOR plus 2.00% to 2.50%
Committed warehouse facility #6	200,000	109,046	LHFS	Average 30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommited line and open maturity	400,000	22,728	LHFS	Average 30-day LIBOR plus 1.15%

Total	$1,935,000	$890,976

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

On November 3, 2014, the Company executed an amendment to the warehousing credit and security agreement related to warehouse facility #1. The amendment extends the maturity date to November 2, 2015 and provides a temporary $300.0 million increase in the maximum borrowing capacity. The temporary increase is effective from the date of execution to December 5, 2014. No other material modifications were made to the agreement.

On September 24, 2014, the Company executed a Mortgage Warehousing Credit and Security Agreement (“the Warehouse Agreement”) that established warehouse facility #6. The Warehouse Agreement provides for a maximum borrowing amount of $200.0 million and is scheduled to mature on September 23, 2015. The borrowings under the Warehouse Agreement bear interest at a rate of average 30-day London Interbank Offered Rate (“LIBOR”) plus 1.40%. In conjunction with the Warehouse Agreement, the Company executed a separate agreement to reduce the maximum borrowing amount of warehouse facility #1 from $575.0 million to $425.0 million.

On September 17, 2014, the Company executed the fourth amendment to the warehousing credit and security agreement related to warehouse facility #3 that increased the borrowing capacity to $75.0 million and extended the maturity date of the facility to September 21, 2015. Additionally, the financial covenants were amended to conform to the financial covenants of similar agreements the Company has with other third parties. No other material modifications were made to the agreement.

On August 26, 2014, the Company executed the seventh amendment to the warehousing credit and security agreement related to warehouse facility #1 that extended the maturity date of the facility to November 3, 2014. No other material modifications were made to the agreement.

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

The warehouse notes payable and the note payable are subject to various financial covenants, all of which the Company was in compliance with as of September 30, 2014.

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

The Company’s MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company’s MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

(in thousands)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
September 30, 2014
Assets
Loans held for sale	$—	$788,335	$—	$788,335
Pledged securities	60,740	—	—	60,740
Derivative assets	—	—	26,494	26,494

Total	$60,740	$788,335	$26,494	$875,569

Liabilities
Derivative liabilities	$—	$—	$2,586	$2,586

Total	$—	$—	$2,586	$2,586

December 31, 2013
Assets
Loans held for sale	$—	$281,477	$—	$281,477
Pledged securities	49,651	—	—	49,651
Derivative assets	—	—	19,563	19,563

Total	$49,651	$281,477	$19,563	$350,691

Liabilities
Derivative liabilities	$—	$—	$222	$222

Total	$—	$—	$222	$222

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2014 and 2013.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below for the three and nine months ended September 30, 2014 and 2013:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs:
	Derivative Instruments
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Derivative assets and liabilities, net
Beginning balance	$15,486	$34,336	$19,341	$20,391
Settlements	(54,858)	(74,701)	(145,540)	(166,763)
Realized gains recorded in earnings (1)	39,372	40,365	126,199	146,372
Unrealized gains recorded in earnings (1)	23,908	4,913	23,908	4,913

Ending balance	$23,908	$4,913	$23,908	$4,913

(1)	Realized and unrealized gains from derivatives are recognized in the Gains from mortgage banking activities line item in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2014:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$26,494	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	2,586	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of September 30, 2014, and December 31, 2013, are presented below:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$84,613	$84,613	$170,563	$170,563
Restricted cash	19,735	19,735	5,427	5,427
Pledged securities	60,740	60,740	49,651	49,651
Loans held for sale	788,335	788,335	281,477	281,477
Loans held for investment, net	205,091	207,193	134,656	135,620
Derivative assets	26,494	26,494	19,563	19,563

Total financial assets	$1,185,008	$1,187,110	$661,337	$662,301

Financial Liabilities:
Derivative liabilities	$2,586	$2,586	$222	$222
Warehouse notes payable	890,976	890,976	373,107	373,107
Note payable	172,139	173,688	173,258	173,258

Total financial liabilities	$1,065,701	$1,067,250	$546,587	$546,587

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

Loans Held For Investment, net—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 2). As of September 30, 2014 and December 31, 2013, no credit-related adjustments were required.

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

	Fair Value Adjustment Components				Balance Sheet Location
(in thousands)	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Assets	Derivative Liabilities	Fair Value Adjustment To Loans Held for Sale
September 30, 2014
Rate lock commitments	$944,550	$22,484	$(359)	$22,125	$22,126	$—	$—
Forward sale contracts	1,720,272	—	1,782	1,782	4,368	(2,586)	—
Loans held for sale	775,722	14,036	(1,423)	12,613	—	—	12,613

Total		$36,520	$—	$36,520	$26,494	$(2,586)	$12,613

December 31, 2013
Rate lock commitments	$235,616	$12,331	$(6,253)	$6,078	$6,299	$(221)	$—
Forward sale contracts	515,755	—	13,263	13,263	13,264	(1)	—
Loans held for sale	280,139	8,348	(7,010)	1,338	—	—	1,338

Total		$20,679	$—	$20,679	$19,563	$(222)	$1,338

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of September 30, 2014, the Company held all of its restricted liquidity in money market funds holding US Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2014 collateral requirements as outlined above. As of September 30, 2014, reserve requirements for the September 30, 2014 DUS loan portfolio will require the Company to fund $34.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2014. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2014, the net worth requirement was $94.3 million and the Company’s net worth was $313.5 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC. As of September 30, 2014, the Company was required to maintain at least $18.2 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of September30, 2014, the Company had operational liquidity of $124.8 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC.

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

NOTE 10—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Weighted average number of shares outstanding used to calculate basic earnings per share	31,788	33,859	32,342	33,711
Dilutive securities
Unvested restricted shares	261	524	316	605

Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	32,049	34,383	32,658	34,316

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs and excess tax benefits associated with the awards. The following table presents any average outstanding options to purchase shares of common stock and average restricted shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares).

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Average options	649	64	598	88
Average restricted shares	6	—	—	—

NOTE 11—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below:

			Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
(in thousands)	Shares	Amount
Balances at December 31, 2013	34,000	$340	$244,954	$157,547	$402,841
Net income	—	—	—	35,171	35,171
Stock-based compensation	—	—	5,985	—	5,985
Issuance of common shares in connection with equity incentive plans	389	4	1,714	—	1,718
Repurchase and retirement of common stock	(2,577)	(26)	(37,506)	—	(37,532)
Tax benefit from vesting of restricted shares	—	—	(97)	—	(97)

Balances at September 30, 2014	31,812	$318	$215,050	$192,718	$408,086

In the first quarter of 2014, the Company repurchased 2.5 million shares of the Company’s common stock from one of its largest stockholders at the time at a price of $14.50 per share, which was below the market price at the time, and immediately retired the shares, reducing stockholders’ equity by approximately $35.5 million.

NOTE 12—SUBSEQUENT EVENTS

On September 25, 2014, the Company executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital, Inc. in exchange for $18.0 million in cash and $6.6 million in common stock issued in a private placement (“the Acquisition”). The Acquisition closed on November 1, 2014. Prior to the Acquisition, Johnson Capital, Inc. provided commercial real estate loan origination and loan servicing focused primarily in the Western United States. Its primary activities include serving as a loan broker and originating, selling, and servicing HUD loans. The Acquisition expands the Company’s network of loan originators, provides further diversification to its origination platform, and increases its HUD servicing portfolio.

The Company has not completed the accounting for the Acquisition as of the issuance date of these financial statements. Therefore, disclosures relating to the goodwill recognized, if any, the fair value of assets acquired and liabilities assumed, and the pro forma operating results could not be presented.

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

Business

We are one of the leading commercial real estate finance companies in the United States. We originate, sell, and service a range of multifamily and other commercial real estate financing products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development, with which we have long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in 22 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also broker loans for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We service some of the loans for which we act as a loan broker. Additionally, through our subsidiary entities, we provide asset management and investment management services specializing in debt, structured debt, and equity financing for commercial real estate.

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

We recognize gains from mortgage banking activities when we commit to both make a loan to a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also generate revenue from net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities. Additionally, we generate net warehouse interest income from loans held for investment while they are outstanding.

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

We have an interim loan program offering floating-rate debt with original principal balances of generally up to $25.0 million, for terms of up to three years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite all loans originated through the Interim Program. During the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties.

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

We own a 20% interest in a partnership with an affiliate of our largest stockholder, Fortress Investment Group, LLC (the “CMBS Partnership”). The CMBS Partnership offers financing through a commercial mortgage backed securities (“CMBS”) platform for all commercial property types throughout the United States (the “CMBS Program”). The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 90 days of origination. The loans in the CMBS Partnership are selected and funded by the CMBS Partnership and underwritten by us. We receive a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans.

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

Mortgage Servicing Rights (MSRs) and Guaranty Obligations. MSRs are recorded at fair value at loan sale. The fair value is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model assumes full prepayment of the loan at or near the point where the prepayment provisions have expired. We only recognize MSRs for GSE and HUD originations. We do not recognize MSRs for brokered transactions since we do not originate and sell the loan.

In addition to the MSR, for all Fannie Mae DUS loans with risk-sharing obligations, upon sale we record the greater of (1) the fair value of the obligation to stand ready to perform over the term of the guaranty (non-contingent obligation) and (2) the fair value of the expected loss from the risk-sharing obligations in the event of a borrower default (contingent obligation). In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the life of the loan (three to five basis points annually for the periods presented), discounted using a 12-15% discount rate. Historically, the contingent obligation has been de minimis upon loan sale and thus not recognized at that time. The estimated life and discount rate used to calculate the guaranty obligation are consistent with those used to calculate the corresponding MSR.

The assumptions used to estimate the fair value of MSRs and guaranty obligations at loan sale are based on internal models and are compared to assumptions used by other market participants periodically. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we use during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see much volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment on a portfolio basis quarterly. We engage a third party to assist in determining an estimated fair value of our MSRs on a semi-annual basis.

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

Allowance for Risk-sharing Obligations and Allowance for Loan Losses. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Condensed Consolidated Balance Sheets. The allowance for loan losses relates to our loans held for investment from our Interim Program and is included as a component of Loans held for investment, net within the Condensed Consolidated Balance Sheets. The amount of each of these allowances considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing, which for loans held for investment is 100 percent. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor each allowance on all applicable loans and update loss estimates as current information is received. The Provision for credit losses line item in the Condensed Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

We evaluate all of our loans held for investment for impairment quarterly. Our impairment evaluation focuses primarily on payment status and property financial performance. We consider a loan impaired when the current facts and circumstances suggest it is not probable that we will collect all contractually due principal and interest payments. When a loan is not considered impaired, we apply a collective allowance that is based on recent historical loss probability and historical loss rates incurred in our risk-sharing portfolio, adjusted as needed for current market conditions (“loss factors”). We use the loss experience from our risk-sharing portfolio as a proxy for losses incurred in our loans held for investment portfolio since (i) we have not experienced any actual losses related to our loans held for investment to date and (ii) the loans in the loans held for investment portfolio have similar characteristics to loans held in the risk-sharing portfolio. Since the inception of the Interim Program, we have not had any delinquent or specifically impaired loans or charged off any loans. The historical loss factors are updated quarterly. We have not experienced significant change in the loss factors over the past several years. These loss factors may change in the future as economic and market conditions change and as the Interim Program matures.

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan to value ratio, debt service coverage ratio, and property condition. When we believe a loss is probable for a specific loan, we record an allowance for that loan. The allowance is based on the estimate of the property fair value less selling and property preservation costs and considers the loss-sharing requirements detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on broker opinions of value or appraisals. The allowance for risk-sharing obligations is updated as any additional information is received until the loss is settled with Fannie Mae. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. Historically, the initial allowance for risk-sharing obligation has not varied significantly from the final settlement. We are uncertain whether such a trend will continue in the future.

Overview of Current Business Environment

Throughout 2014, the fundamentals of the commercial and multifamily real estate market continued their improvement from the recent economic downturn. Multifamily occupancy rates and effective rents increased based upon strengthening rental market demand, both of which aid loan performance due to their importance to the cash flows of the underlying properties. Most other commercial real estate asset classes saw similar improvements. The increased demand and cash flows have boosted the value of many commercial and multifamily properties and improved the performance of those mortgages, driving delinquency rates to the low end of the historical ranges for commercial and multifamily mortgages and driving property values to the high end of the historical ranges.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. In addition, according to the Mortgage Bankers Association, commercial and multifamily loan maturities are at their lowest point since 2009 and expected to be 23% less than 2013, in advance of a significant “wall of maturities” expected from 2015 through 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. With significantly fewer mortgage maturities in 2014 and an abundant supply of capital from CMBS, banks, life insurance companies, and the Agencies, competition for new loans is fierce. Consequently, we do not anticipate significant growth in refinance activity for commercial and multifamily borrowing and lending in 2014.

Property values for many fully leased commercial and multifamily assets have continued to increase and are at their highest point in recent years with near historic lows in capitalization rates and greatly improved property fundamentals, making it difficult for borrowers to generate the desired returns. As a result, many of our borrowers are seeking higher returns by identifying and acquiring the transitional properties that the Interim Program and the Bridge Program are designed to address. The growth in transitional lending was evident in the first three quarters of 2014, as we originated $229.9 million of interim loans for our balance sheet, compared to $138.6 million in the first three quarters of 2013. In 2013, we grew our interim lending by 444%, to $192.0 million, and we expect to see continued growth in transitional mortgages throughout 2014. The demand for transitional lending has brought increased competition from lenders, specifically banks, life insurance companies, and, more recently, the GSEs. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

In March 2013, the GSEs’ regulator, the Federal Housing Finance Agency (“FHFA”), communicated a goal to reduce the GSEs’ 2013 multifamily loan origination volumes 10% from 2012 levels. The reduction in lending capacity during a period of increased competition from banks, life insurance companies, and CMBS adversely impacted the GSEs’ ability to compete for new multifamily mortgages. In addition, because the GSEs were operating uncapped for the first quarter of 2013, by the time the GSEs implemented changes to their 2013 business plan following the release of the scorecard, they were well ahead of the pace needed to stay within the newly established caps. As a result, the GSEs were not competing for new loans by the middle of Q2 2013 as they looked to manage their remaining allocations under the lending caps for the rest of the year. In late 2013, the FHFA named its new permanent Director, Mel Watt. In May 2014, FHFA announced the 2014 multifamily scorecard for the GSEs, the first under Director Watt, stating that the 2013 loan origination volume limits would remain unchanged in 2014. FHFA also announced that loans for affordable or manufactured housing communities would not count towards the limits.

Through September 30, 2014, we originated $4.7 billion of multifamily mortgages with the GSEs, up $1.2 billion, or 36% year over year. In the first half of 2014, the GSEs originations were negatively impacted by the trough in mortgage maturities, as well as the uncertainty of the regulatory environment under newly appointed Director Watt, resulting in a decrease in GSE loan origination volume for the first half of 2014 compared to the same period in 2013. Following the release of the scorecard in May 2014, the GSEs have actively competed for new deal flow, and originated new loans at an increased level during the third quarter of 2014 over the third quarter of 2013. We expect the GSEs to remain active and competitive for new deals for the remainder of the year as they have since the release of the 2014 scorecard. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. While it is not expected, a decline in GSE originations would negatively impact our financial results as our non-cash revenues will decrease disproportionately with loan origination volumes.

In response to increased demand from life insurance companies, banks, and CMBS for long-term, fixed-rate commercial and multifamily loans, and in preparation for the wall of maturities, we have significantly grown our Capital Markets platform over the past few years, adding origination talent in Wisconsin, Florida, Arizona, California, Illinois, and Georgia. On November 1, 2014, we closed the acquisition of Johnson Capital, Inc., significantly expanding our brokerage network, especially in the Western and Southwestern United States. As we have grown our Capital Markets origination team, we have also expanded our network of life insurance companies and banks into which those originators can deliver new commercial and multifamily mortgages. As the demand from banks and life insurance companies has increased in recent years, our investments in this business have resulted in significant growth in brokered originations in the past few years. In 2013 we experienced significant growth in our brokered originations as banks, life insurance companies, and CMBS took advantage of the uncertainty surrounding Fannie Mae and Freddie Mac following the release of the FHFA 2013 multifamily scorecard that required a reduction in the GSEs loan origination volumes. However, the release of the FHFA’s 2014 multifamily scorecard did not contain similar reductions; consequently, the GSEs are currently competing for new deals at pre-2013 levels. As the GSEs have become more active and competitive in 2014, the growth in originations through our brokerage channels (i.e., banks, life insurance companies, and CMBS) has slowed and our Capital Markets origination team has originated more GSE loans than in recent years. We expect this trend to continue as the GSEs are expected to remain competitive for new originations throughout the remainder of 2014 and into 2015.

In addition to banks and life insurance companies, there has been a recent increase in demand for CMBS bonds backed by commercial and multifamily mortgages. The peak of the CMBS market was between 2005 and 2007, and after its collapse in 2008, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds has increased and we have experienced increased competition from an ever-growing CMBS mortgage origination market. There are close to 40 CMBS lenders today, and originations from commercial and multifamily CMBS lenders are expected to grow to between $90 and $100 billion in 2014, up from almost zero five years ago. It is the increased demand for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity upcoming in the next three years that led us to form the CMBS Partnership. We originated $49.8 million of loans for the CMBS Partnership in the third quarter of 2014, and the CMBS Partnership closed its first securitization in September 2014, contributing $58.5 million of assets to the securitization. Participating in this first securitization in 2014 is an important step for our CMBS Partnership and positions us well for the upcoming wave of refinancing.

Finally, with respect to our HUD activities, Congress was successful in passing a Federal budget for fiscal 2014 and allocating $30.0 billion of capital to HUD to finance new multifamily mortgages. This is in contrast to 2013 when the government was operating under a continuing resolution and HUD twice ran out of commitment authority. We anticipate that HUD will effectively compete for higher leverage, affordable housing deals, but they will also experience the same increase in competition that the GSEs have been experiencing for the last twelve to eighteen months for lower leverage multifamily properties. Year to date, our HUD originations are down 31% from the same period last year, demonstrating the challenging macroeconomic environment for HUD originations. We expect the year-over-year trend and the challenging HUD origination environment to continue into the foreseeable future under the current macroeconomic conditions. Our originations with HUD are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. A decline in HUD originations would negatively impact our financial results as our non-cash revenues will decrease disproportionately with loan origination volumes.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands )	2014	2013	2014	2013
Origination Data:
Fannie Mae	$1,171,960	$585,105	$2,573,745	$2,119,844
Freddie Mac	1,119,034	197,496	2,100,818	1,327,874
Ginnie Mae - HUD	162,566	269,929	577,600	831,080
Brokered (1)	538,059	610,259	1,560,390	1,636,837
Interim Loans	82,873	100,700	229,929	138,620
CMBS (2)	49,773	—	49,773	—

Total	$3,124,265	$1,763,489	$7,092,255	$6,054,255

Key Metrics (as a percentage of total revenues):
Personnel expenses	43%	42%	40%	41%
Other operating expenses	8%	12%	10%	12%
Total expenses	75%	83%	77%	79%
Adjusted total expenses (3)	75%	81%	77%	78%
Operating margin	25%	17%	23%	21%
Adjusted operating margin (3)	25%	19%	23%	22%
Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.13%	1.35%	1.21%	1.33%
Fair value of MSRs created, net	0.89%	1.22%	0.91%	1.17%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (4)	1.13%	2.04%	1.23%	1.61%

			As of September 30,
			2014	2013
Servicing Portfolio by Product:
Fannie Mae			$19,985,005	$19,652,217
Freddie Mac			11,640,900	10,147,022
Ginnie Mae - HUD			5,109,236	4,999,398
Brokered (1)			4,218,389	3,748,564
Interim Loans			207,193	119,420
CMBS (5)			58,473	—

			$41,219,196	$38,666,621

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate			0.24%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	Brokered transactions for the CMBS Partnership. For both the three and nine months ended September 30, 2014, the CMBS Partnership’s loan originations totaled $58.5 million.
(3)	This is a non-GAAP financial measure. For more information on our non-GAAP financial measures, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or interim loan program originations.
(5)	Loans serviced by us that were originated through the CMBS Program. All loans originated by the CMBS Partnership, whether brokered by us or not, are serviced by us.

Overview

Our consolidated income from operations was $24.5 million for the three months ended September 30, 2014 compared to $12.7 million for the three months ended September 30, 2013, a 93% increase. Our consolidated income from operations was $57.3 million for the nine months ended September 30, 2014 compared to $48.8 million for the nine months ended September 30, 2013, a 17% increase. Our total revenues were $98.1 million for the three months ended September 30, 2014 compared to $73.7 million for the three months ended September 30, 2013, a 33% increase. Our total revenues were $248.2 million for the nine months ended September 30, 2014 compared to $233.6 million for the nine months ended September 30, 2013, a 6% increase. Our total expenses were $73.6 million for the three months ended September 30,

2014 compared to $60.9 million for the three months ended September 30, 2013, a 21% increase. Our total expenses were $190.8 million for the nine months ended September 30, 2014 compared to $184.7 million for the nine months ended September 30, 2013, a 3% increase. Our operating margins were 25% and 23% for the three and nine months ended September 30, 2014, respectively, compared to 17% and 21% for the three and nine months ended September 30, 2013, respectively.

The increase in revenues for the three months ended September 30, 2014 was primarily attributable to increases in gains from mortgage banking activities, servicing fees, and net warehouse interest income. The increase in gains from mortgage banking activities was due to the significant growth in loan origination volumes period over period. The increase in loan origination volumes is largely attributable to an increase in GSE loan origination volumes, which was the result of the GSEs more actively competing for new deal flow during the current period as more fully discussed above in the Overview of Business Environment section. The increase in servicing fees was due to an increase in the average servicing portfolio, and the increase in net warehouse income was due to increases in the average balances of loans held for sale and loans held for investment. The increase in expenses was primarily the result of increased commission costs due to increased loan origination volumes, partially offset by lower salaries and benefits expenses due to a cost reduction effort implemented in the fourth quarter of 2013, which reduced headcount. Additionally, interest expense on corporate debt increased primarily due to an increase in the average balance of corporate debt outstanding period over period.

The increase in revenues for the nine months ended September 30, 2014 was largely the result of increases in servicing fees, net warehouse interest income, and other revenues, partially offset by a decrease in gains from mortgage banking activities. The increase in servicing fees was due to an increase in the average servicing portfolio, and the increase in net warehouse income was due to increases in the average balances of loans held for sale and loans held for investment. The increase in other revenues is principally due to an increase in prepayment penalty fees. The decrease in gains from mortgage banking activities is due to a decrease in the fair value of the expected net cash flows associated with servicing loans, net of any guaranty obligation retained (“MSR income”). The decrease in MSR income was the result of the increased competition for multifamily and commercial real estate loan originations as discussed more fully above in the Overview of Current Business Environment section. The increase in expenses was primarily attributable to increased commission costs due to increased loan origination volumes, partially offset by lower salaries and benefits expenses due to a cost reduction effort implemented in 2013, which reduced headcount. Additionally, interest expense on corporate debt increased primarily due to an increase in the average balance of corporate debt outstanding period over period.

Our net income was $15.1 million and $35.2 million for the three and nine months ended September 30, 2014, respectively, compared to $8.1 million and $30.3 million for the three and nine months ended September 30, 2013, respectively, increases of 88% and 16%, respectively.

Revenues

Gains from Mortgage Banking Activities. Gains from mortgage banking activities were $63.3 million for the three months ended September 30, 2014 compared to $45.3 million for the three months ended September 30, 2013, a 40% increase. For the nine months ended September 30, 2014, gains from mortgage banking activities were $150.1 million, compared to $151.3 million for the same period in 2013, a 1% decrease. Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and MSR income. The increase for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to a 77% increase in the volume of loans originated year over year, partially offset by a 27% decrease in MSR income as a percentage of loan origination volumes (“MSR rate”) and a 16% decrease in origination fees as a percentage of loan origination volumes (“origination fee rate”). The decrease for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was largely the result of a 22% decrease in the MSR rate and a 9% decrease in origination fee rate, partially offset by a 17% increase in loan origination volume. The decreases in MSR rates and origination fee rates were primarily the result of the aforementioned increased competition, which reduced the weighted average servicing fee and loan premiums on Fannie Mae loans originated during the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Loan origination volume increased to $3.1 billion for the three months ended September 30, 2014 from $1.8 billion for the three months ended September 30, 2013, a 77% increase. Loan origination volumes increased to $7.1 billion for the nine months ended September 30, 2014 from $6.1 billion for the nine months ended September 30, 2013, a 17% increase. The increases are largely attributable to increases in GSE loan origination volumes. See the Overview of Business Environment section above for a detailed discussion of the increase in GSE loan origination volumes.

Servicing Fees. Servicing fees were $25.0 million for the three months ended September 30, 2014 compared to $23.0 million for the three months ended September 30, 2013, a 9% increase. For the nine months ended September 30, 2014, servicing fees were $72.3 million, compared to $66.5 million for the same period in 2013, a 9% increase. The increases were primarily attributable to an increase in the servicing portfolio due to new loan originations. The average servicing portfolio for the three months ended September 30, 2014 was $40.5 billion compared to $38.3 billion for the three months ended September 30, 2013, while the average servicing portfolio for the nine months ended September 30, 2014 was $39.7 billion compared to $37.2 billion for the nine months ended September 30, 2013.

Net Warehouse Interest Income. Net warehouse interest income was $5.0 million and $11.2 million for the three and nine months ended September 30, 2014, respectively, compared to $1.8 million and $5.2 million for the three and nine months ended September 30, 2013, respectively, increases of 183% and 116%, respectively. The increases are principally the result of higher average balances outstanding of loans held for sale and loans held for investment year over year.

The average loans held for sale balance increased from $386.7 million for the three months ended September 30, 2013 to $690.7 million for the three months ended September 30, 2014. The average loans held for sale balance increased from $512.7 million for the nine months ended September 30, 2013 to $522.7 million for the nine months ended September 30, 2014.

The average loans held for investment balance increased from $80.7 million for the three months ended September 30, 2013 to $192.2 million for the three months ended September 30, 2014. The average loans held for investment balance increased from $41.7 million for the nine months ended September 30, 2013 to $185.1 million for the nine months ended September 30, 2014.

The components of net warehouse interest income are:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Warehouse interest income - loans held for sale	$6,564	$3,738	$14,841	$13,409
Warehouse interest expense - loans held for sale	(3,310)	(2,387)	(7,902)	(8,882)

Net warehouse interest income - loans held for sale	$3,254	$1,351	$6,939	$4,527

Warehouse interest income - loans held for investment	$2,700	$1,139	$8,104	$1,674
Warehouse interest expense - loans held for investment	(909)	(707)	(3,866)	(1,035)

Net warehouse interest income - loans held for investment	$1,791	$432	$4,238	$639

Total net warehouse interest income	$5,045	$1,783	$11,177	$5,166

Other. Other revenues were $3.6 million and $11.2 million for the three and nine months ended September 30, 2014, respectively, compared to $2.6 million and $7.8 million for the three and nine months ended September 30, 2013, respectively, increases of 37% and 45%, respectively. The increases were primarily attributable to increases in prepayment penalty fees of $0.6 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

Expenses

Personnel. Personnel expense was $41.9 million for the three months ended September 30, 2014 compared to $31.1 million for the three months ended September 30, 2013, a 35% increase. For the nine months ended September 30, 2014, personnel expense was $100.5 million compared to $96.7 million for the same period in 2013, a 4% increase. The increases were principally the result of higher commission costs due to higher loan origination volumes year over year, partially offset by lower salaries and benefits expenses due to a 2013 cost reduction effort, which reduced headcount.

Provision for Credit Losses. The provision for credit losses was $1.5 million for the three months ended September 30, 2014 compared to a net benefit of $(0.2) million for the three months ended September 30, 2013. The increase was due to two loans with one borrower becoming probable of default during the three months ended September 30, 2014 compared to no loans becoming probable of default during the same period in 2013. Additionally, during 2013, a loan for which we had previously recorded a loss reserve paid off with no loss to us, resulting in a net recapture of previous provision recorded. The timing of loans becoming probable of loss is unpredictable (as many factors can, and often do, play a role in determining when a loan is probable of loss); however, the credit quality of our at risk portfolio remains strong, as evidenced by no loans delinquent 60 days or more as of September 30, 2014 compared to $9.1 million delinquent 60 days or more as of September 30, 2013 (the loan that was 60 days or more delinquent as of September 30, 2013 had been provisioned for in a prior period). We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

Interest Expense on Corporate Debt. The interest expense on corporate debt was $2.6 million and $7.8 million for the three and nine months ended September 30, 2014, respectively, compared to $0.9 million and $2.7 million for the three and nine months ended September 30, 2013, respectively, increases of 204% and 189%, respectively. The increases were primarily attributable to increases in the average principal balance of corporate debt outstanding year over year. During the three months ended September 30, 2014, the average principal balance of corporate debt outstanding increased 128% from the same period in 2013. During the nine months ended September 30, 2014, the average principal balance of corporate debt outstanding increased 122% from the same period in 2013. In addition, the average interest rate on our corporate debt outstanding increased approximately 150 basis points for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Other Operating Expenses. For the nine months ended September 30, 2014, other operating expenses were $23.6 million, compared to $27.1 million for the nine months ended September 30, 2013, a 13% decrease. The decrease was primarily attributable to a decrease in rent expense, travel and entertainment expense, and professional fees. The decrease in rent expense was due to decreased annual rent as a result of a reduction in the office space associated with our Needham, MA office during the second quarter of 2013. Additionally, we incurred a modification fee of $0.8 million associated with the lease for our Needham, MA office in the second quarter of 2013 with no comparable expense in 2014. The decrease in travel and entertainment expense relates to the decrease in average headcount period over period. The decrease in professional fees is due to a decrease in external recruiting costs period over period.

Income Tax Expense. Income tax expense for the three months ended September 30, 2014 was $9.4 million compared to $4.6 million for the three months ended September 30, 2013, a 102% increase. For the nine months ended September 30, 2014, income tax expense was $22.2 million compared to $18.5 million for the same period in 2013, a 20% increase. The increases in income tax expense were primarily due to increases in income from operations.

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

Adjusted net income, adjusted diluted earnings per share, adjusted total expenses, adjusted operating income, adjusted operating margin, and adjusted EBITDA are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
(in thousands, except per share amounts)
Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted Net Income and Adjusted Diluted Earnings Per Share
GAAP net income	$15,113	$8,055	$35,171	$30,324
Shares (1)	32,049	34,383	32,658	34,316

GAAP diluted earnings per share	$0.47	$0.23	$1.08	$0.88

GAAP net income	$15,113	$8,055	$35,171	$30,324
Adjustments:
Amortization of intangibles	—	1,055	509	2,764
Lease modification	—	—	—	825
Income tax impact of adjustments	—	(389)	(195)	(1,374)

Adjusted net income	$15,113	$8,721	$35,485	$32,539
Shares (1)	32,049	34,383	32,658	34,316

Adjusted diluted earnings per share	$0.47	$0.25	$1.09	$0.95

Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and Adjusted Operating Margin
GAAP income from operations	$24,494	$12,704	$57,335	$48,836
Total revenues	98,055	73,650	248,174	233,569

GAAP operating margin	25%	17%	23%	21%

GAAP income from operations	$24,494	$12,704	$57,335	$48,836
Adjustments:
Amortization of intangibles	—	1,055	509	2,764
Lease modification	—	—	—	825

Adjusted income from operations	$24,494	$13,759	$57,844	$52,425
Total revenues	98,055	73,650	248,174	233,569

Adjusted operating margin	25%	19%	23%	22%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$73,561	$60,946	$190,839	$184,733
Adjustments:
Amortization of intangibles	—	(1,055)	(509)	(2,764)
Lease modification	—	—	—	(825)

Adjusted total expenses	$73,561	$59,891	$190,330	$181,144

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of GAAP Net Income to Adjusted EBITDA
GAAP net income	$15,113	$8,055	$35,171	$30,324
Recurring Adjustments:
Income tax expense	9,381	4,649	22,164	18,512
Interest expense	2,592	854	7,786	2,692
Amortization and depreciation	19,818	20,513	57,374	57,241
Provision for credit losses	1,487	(155)	1,595	997
Net write-offs	(2,111)	(3,706)	(4,737)	(8,206)
Stock compensation expense	2,239	2,142	6,514	6,846
Gains attributable to mortgage servicing rights (2)	(27,834)	(21,462)	(64,468)	(70,616)
Other Adjustments:
Lease modification	—	—	—	825

Adjusted EBITDA	$20,685	$10,890	$61,399	$38,615

(1)	Diluted weighted average shares outstanding.
(2)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

Adjusted Net Income and Adjusted Income from Operations. Adjusted net income was $15.1 million for the three months ended September 30, 2014 compared to $8.7 million for the three months ended September 30, 2013, a 73% increase. For the nine months ended September 30, 2014, adjusted net income was $35.5 million, compared to $32.5 million for the same period in 2013, a 9% increase.

Adjusted income from operations was $24.5 million for the three months ended September 30, 2014 compared to $13.8 million for the three months ended September 30, 2013, a 78% increase. The increase was primarily attributable to an $18.0 million increase in gains from mortgage banking activities, combined with increases in servicing fees of $2.1 million and net warehouse income of $3.3 million. These increases were partially offset by a $10.8 million increase in personnel expense. The increase in gains from mortgage banking activities is primarily related to the significant increase in the volume of loans originated, partially offset by decreases in the origination fee rate and MSR rate year over year. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Net warehouse interest income increased primarily due to an increase in the average outstanding balances of loans held for sale and loans held for investment year over year. The increase in personnel expense was primarily due to an increase in commission costs due to increased loan origination volume, partially offset by a decrease in salaries and benefits from a 2013 cost reduction effort, which reduced headcount.

For the nine months ended September 30, 2014, adjusted income from operations was $57.8 million compared to $52.4 million for the same period in 2013, a 10% increase. The increase was primarily a result of increases in servicing fees of $5.9 million, net warehouse interest income of $6.0 million, and other revenues of $3.5 million, partially offset by increases in personnel expense of $3.8 million and interest expense on corporate debt of $5.1 million. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Net warehouse interest income increased primarily due to increases in the average outstanding balances of loans held for sale and loans held for investment year over year. An increase in prepayment penalty fees year over year was the primary contributor to the increase in other revenues. The increase in personnel expense was primarily due to an increase in commission costs due to increased loan origination volume, partially offset by a decrease in salaries and benefits from a 2013 cost reduction effort, which reduced headcount. The increase in interest expense on corporate debt was primarily attributable to an increase in the average principal balance of corporate debt outstanding year over year coupled with an increase in the average interest rate on our corporate debt outstanding.

Adjusted Diluted Earnings per Share. Adjusted diluted earnings per share was $0.47 for the three months ended September 30, 2014 compared to $0.25 for the three months ended September 30, 2013, an 88% increase. For the nine months ended September 30, 2014, adjusted diluted earnings per share was $1.09 compared to $0.95 for the same period in 2013, a 15% increase. The increases were primarily attributable to increases in adjusted net income year over year and decreases in the diluted weighted average shares outstanding for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Adjusted Operating Margin. Adjusted operating margin was 25% for the three months ended September 30, 2014 compared to 19% for the three months ended September 30, 2013, a 32% increase. Adjusted operating margin was 23% for the nine months ended September 30, 2014 compared to 22% for the nine months ended September 30, 2013, a 5% increase.

Adjusted Total Expenses. Adjusted total expenses were $73.6 million for the three months ended September 30, 2014 compared to $59.9 million for the three months ended September 30, 2013, a 23% increase. Adjusted total expenses were $190.3 million for the nine months ended September 30, 2014 compared to $181.1 million for the nine months ended September 30, 2013, a 5% increase. The increases were primarily the result of increases in personnel expense and interest expense on corporate debt. The increases in personnel expense were primarily due to an increase in commission costs due to the increased loan origination volume, partially offset by a decrease in salaries and benefits from a 2013 cost reduction effort, which reduced headcount. The increases in interest expense on corporate debt were primarily attributable to an increase in the average principal balance of corporate debt outstanding year over year coupled with an increase in the average interest rate on our corporate debt outstanding.

Adjusted EBITDA. Adjusted EBITDA was $20.7 million for the three months ended September 30, 2014 compared to $10.9 million for the three months ended September 30, 2013, a 90% increase. The increase was primarily attributable to increases in gains from mortgage banking activities of $11.6 million, servicing fees of $2.1 million, and net warehouse interest income of $3.3 million and a decrease in net write offs of $1.6 million, partially offset by an increase in personnel expense of $10.7 million. The increase in gains on mortgage banking activities is primarily related to the significant increase in the volume of loans originated, partially offset by a decrease in the origination fee rate year over year. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Net warehouse interest income increased primarily due to an increase in the average outstanding balances of loans held for sale and loans held for investment year over year. The decrease in net write offs was due to a decrease in the volume of risk-sharing losses settled with Fannie Mae. During the three months ended September 30, 2014, we settled the losses related to three risk-sharing loans that had previously defaulted. During the three months ended September 30, 2013, we settled the losses related to seven such loans. The increase in personnel expense was primarily due to an increase in commission costs due to increased loan origination volume, partially offset by a decrease in salaries and benefits from a 2013 cost reduction effort, which reduced headcount.

Adjusted EBITDA was $61.4 million for the nine months ended September 30, 2014 compared to $38.6 million for the nine months ended September30, 2013, a 59% increase. The increase was primarily attributable to increases in gains from mortgage banking activities of $5.0 million, servicing fees of $5.9 million, net warehouse interest income of $6.0 million, and other revenues of $3.5 million and decreases in net write offs of $3.5 million and other operating expenses of $2.7 million. These increases in revenues and decreases in expenses were partially offset by an increase in personnel expense of $4.2 million. The increase in gains from mortgage banking activities is primarily related to the increase in the volume of loans originated, partially offset by a decrease in the origination fee rate year over year. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Net warehouse interest income increased primarily due to an increase in the average outstanding balances of loans held for sale and loans held for investment year over year. The decrease in net write offs was due to a decrease in the volume of risk-sharing losses settled with Fannie Mae. During the nine months ended September 30, 2014, we settled the losses related to eight risk-sharing loans that had previously defaulted. During the nine months ended September 30, 2013, we settled the losses related to 13 such loans. The decrease in other operating expenses was primarily attributable to decreases in rent expense and travel and entertainment expense. The decrease in rent expense was due to decreased annual rent as a result of a reduction in the office space associated with our Needham, MA office during the second quarter of 2013. The decrease in travel and entertainment expense relates to the decrease in headcount. The increase in personnel expense was primarily due to an increase in commission costs due to the increased loan origination volume, partially offset by a decrease in salaries and benefits from a 2013 cost reduction effort, which reduced headcount.

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

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Our unrestricted cash balance was $84.6 million as of September 30, 2014 and $61.0 million as of September 30, 2013. The change in the cash balance year over year is primarily related to an increase in cash from the net proceeds of our debt issuance in the fourth quarter of 2013 of approximately $97.5 million and the cash generated from our operating results. Partially offsetting these increases are reductions in cash due to net investments in loans held for investment of $39.8 million, a $35.3 million investment to fund certain loans held for sale with corporate cash instead of warehouse borrowings, $35.5 million to repurchase shares of our common stock from one of our largest stockholders at the time, and $15.3 million to purchase additional pledged securities.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash used in operating activities was $471.9 million for the nine months ended September 30, 2014 compared to cash provided by operations of $751.1 million for the nine months ended September 30, 2013. The decrease in cash flows from operations for the nine months ended September 30, 2014 is primarily attributable to the net use of $495.6 million for the funding of loan originations, net of sales of loans to third parties during the nine months ended September 30, 2014 compared to the net receipt of $730.2 million from funding loan originations, net of sales to third parties during the nine months ended September 30, 2013. Excluding cash provided by and used for the sale and purchase of loans, cash flows provided by operations was $23.7 million for the nine months ended September 30, 2014 compared to $20.9 million for the nine months ended September 30, 2013.

We invested $72.5 million and $114.3 million for the nine months ended September 30, 2014, and 2013, respectively, a $41.8 million decrease from 2013 to 2014. The decrease is primarily attributable to the net investment of $71.6 million in loans held for investment during the nine months ended September 30, 2014 compared to $109.9 million during the nine months ended September 30, 2013. Of the $71.6 million net investment in loans held for investment during the nine months ended September 30, 2014, $57.2 million was funded using interim warehouse borrowings, with the other $14.4 million funded using corporate cash. $75.4 million of the net investment in loans held for investment during the nine months ended September 30, 2013 was funded using interim warehouse borrowings, with the remaining $34.5 million funded using corporate cash.

Cash provided by financing activities was $458.5 million for the nine months ended September 30, 2014 compared to $640.9 million cash used in financing activities for the nine months ended September 30, 2013, an increase of $1.1 billion. This increase was primarily attributable to the decreased repayments of warehouse notes payable of $1.2 billion, partially offset by an increase of $35.2 million in cash used to repurchase and retire shares of our common stock, a decrease in net borrowings of interim warehouse notes payable of $18.1 million, a decrease in secured borrowings of $19.8 million, and an increase in repayments of secured borrowings of $22.1 million. Substantially all of the increase in cash used to repurchase and retire shares of our common stock was related to the repurchase of 2.5 million shares of our common stock from one of our largest stockholders during the nine months ended September 30, 2014; there was no comparable transaction during the nine months ended September 30, 2013. The decrease in net borrowings of interim warehouse notes payable was due to a decrease in the net investment in loans held for investment noted above. The borrowing and subsequent repayment of the secured borrowing were transactions that do not have comparable activity year over year.

During the nine months ended September 30, 2014, we used $35.3 million of corporate cash to fund loans held for sale that remained outstanding at period end. During the nine months ended September 30, 2013, all loans held for sale were funded with warehouse borrowings.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans and (ii) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient. In December 2013, we secured a $175.0 million term note and used a portion of the proceeds to pay off the remaining unpaid principal balance of the existing term note.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of September 30, 2014. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2014, the net worth requirement was $94.3 million and our net worth was $313.5 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC. As of September 30, 2014, we were required to maintain at least $18.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2014, we had operational liquidity of $124.8 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC.

We opportunistically use available corporate cash to fund some loans held for sale instead of using warehouse lending sources (“self-funding”). Such self-funding allows us to maximize the returns on available cash. During the nine months ended September 30, 2014, the average balance of loans held for sale that we self-funded was $51.3 million. As of September 30, 2014, we had loans held for sale with an aggregate unpaid principal balance of $35.3 million that were self-funded.

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

Restricted Cash and Pledged Securities

Restricted cash and pledged securities and cash consist primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and collateral for our risk-sharing obligations. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). We are required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae and Freddie Mac (whenever loss sharing is applicable) is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of September 30, 2014, we held all of our restricted liquidity in money market funds holding US Treasuries. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. As of September 30, 2014, we pledged securities and cash to collateralize our risk-sharing obligations of $60.7 million, which was in excess of current requirements. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2014 collateral requirements as outlined above. As of September 30, 2014, reserve requirements for the September 30, 2014 DUS loan portfolio will require us to fund $34.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2014.

Warehouse Facilities

As of September 30, 2014, we had six committed warehouse lines of credit in the aggregate amount of $1.5 billion with certain national banks and a $400.0 million uncommitted facility with Fannie Mae. We use these lines of credit to provide financing to borrowers under GSE and HUD programs and to assist in funding interim loans for our balance sheet. Consistent with industry practice, four of these facilities are revolving commitments we expect to renew annually, two are revolving commitments we expect to renew every two years, and the last facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Warehouse Facility #1

        We are a party to a Warehousing Credit and Security Agreement, as amended, with a national bank for a $425.0 million committed warehouse line that was scheduled to mature on September 2, 2014. The Warehousing Credit and Security Agreement, as amended, provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus a spread of 150 basis points. On August 26, 2014, we executed the seventh amendment to the Warehousing Credit and Security Agreement that extended the maturity date of the facility to November 3, 2014. On September 24, 2014 and in conjunction with the execution of the warehouse agreement for warehouse facility #6 noted below, we executed an agreement to reduce the maximum borrowing amount of this warehouse facility from $575.0 million to $425.0 million. On November 3, 2014, the Company executed an amendment to the warehousing credit and security agreement that extends the maturity date to November 2, 2015 and provides a temporary $300.0 million increase in the maximum borrowing capacity. The temporary increase is effective from the date of execution to December 5, 2014. No other material modifications have been made to the agreement during 2014.

As of September 30, 2014, we had $270.8 million of borrowings outstanding under this line with a corresponding unpaid principal balance of loans held for sale.

Warehouse Facility #2

We are also a party to a $650.0 million committed warehouse facility. This committed warehouse facility provides us with the ability to fund our Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the average 30-day LIBOR plus a spread of 150 basis points. On June 17, 2014, we executed the second amendment to the amended and restated warehousing credit and security agreement that extended the maturity date of the facility to June 23, 2015. No other material modifications have been made to the agreement during 2014.

As of September 30, 2014, we had $338.1 million of borrowings outstanding under this line with a corresponding unpaid principal balance of loans held for sale.

Warehouse Facility #3

We have a $75.0 million committed warehouse line agreement that was scheduled to mature on September 21, 2014. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to us, and interest for advances under the agreement accrues at a rate of 30-day LIBOR plus a spread of 200 basis points. On September 17, 2014, we executed the fourth amendment to the warehousing credit and security agreement that increased the borrowing capacity to $75.0 million and extended the maturity date of the facility to September 21, 2015. Additionally, the financial covenants were amended to conform to the financial covenants of similar agreements we have with other third parties. No other material modifications have been made to the agreement during 2014.

As of September 30, 2014, there were no borrowings outstanding under this line.

Warehouse Facility #4

We are a party to a $135.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2015. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. Borrowings under the facility are full recourse to us, and interest for advances under the agreement accrues at a rate of 30-day LIBOR plus a spread of 200 basis points. In April 2014, we executed an amendment to this agreement to increase the borrowing capacity from $100.0 million to $135.0 million. No other material modifications have been made to the agreement during 2014.

As of September 30, 2014, there were $123.8 million of borrowings outstanding under this line with 11 corresponding loans classified as held for investment.

Warehouse Facility #5

On May 19, 2014, we executed a Master Repurchase and Securities Contract (“Repurchase Agreement”) that established warehouse facility #5. The Repurchase Agreement provides for a maximum borrowing amount of $50.0 million and is scheduled to mature on May 19, 2016. The borrowings under the agreement bear interest at a rate of average 30-day LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances.

As of September 30, 2014, there were $26.5 million of borrowings outstanding under this line with three corresponding loans classified as held for investment.

Warehouse Facility #6

On September 24, 2014, we executed a Mortgage Warehousing Credit and Security Agreement (“the Warehouse Agreement”) that established warehouse facility #6. The Warehouse Agreement provides for a maximum borrowing amount of $200.0 million and is scheduled to mature on September 23, 2015. The borrowings under the Warehouse Agreement bear interest at a rate of average 30-day LIBOR plus 1.40%.

As of September 30, 2014, there were $109.0 million of borrowings outstanding under this line.

Uncommitted Warehouse Facility

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

As of September 30, 2014, we had $22.7 million of borrowings outstanding under this program with a corresponding unpaid principal balance of loans held for sale. There is no expiration date for this facility.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of September 30, 2014, we were in compliance with all of our warehouse line covenants.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The calculated Consolidated Corporate Leverage Ratio dropped to below 2.50 as of June 30, 2014. Consequently, the applicable margin dropped from 4.50% to 4.25% during the third quarter of 2014 and remains at 4.25% as of September 30, 2014.

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

As of September 30, 2014, the outstanding principal balance of the note payable was $173.7 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of September 30, 2014, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$13,891,089	$13,040,301	$13,891,089	$13,040,301
Fannie Mae Modified Risk	4,628,516	4,220,132	4,628,516	4,220,132
Freddie Mac Modified Risk	53,645	68,678	53,645	68,678
GNMA - HUD Full Risk	4,763	4,895	4,763	4,895

Total risk-sharing servicing portfolio	$18,578,013	$17,334,006	$18,578,013	$17,334,006
Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$1,465,400	$2,391,784	$1,465,400	$2,391,784
Freddie Mac No Risk	11,587,255	10,078,344	11,587,255	10,078,344
GNMA - HUD No Risk	5,104,473	4,994,503	5,104,473	4,994,503
Brokered	4,218,389	3,748,564	4,218,389	3,748,564
CMBS	58,473	—	58,473	—

Total non risk-sharing servicing portfolio	$22,433,990	$21,213,195	$22,433,990	$21,213,195
Total loans serviced for others	$41,012,003	$38,547,201	$41,012,003	$38,547,201
Interim loans (full risk) servicing portfolio	207,193	119,420	207,193	119,420

Total servicing portfolio unpaid principal balance	$41,219,196	$38,666,621	$41,219,196	$38,666,621

At risk servicing portfolio (1)	$16,121,551	$14,856,102	$16,121,551	$14,856,102
Maximum exposure to at risk portfolio (2)	3,836,263	3,584,502	3,836,263	3,584,502
60+ Day delinquencies, within at risk portfolio	—	9,115	—	9,115
At risk loan balances associated with allowance for risk-sharing obligations	$30,843	$72,058	$30,843	$72,058
Allowance for risk-sharing obligations:
Beginning balance	$4,806	$12,322	$7,363	$15,670
Provision for risk-sharing obligations	1,176	(155)	1,245	997
Net write-offs	(2,111)	(3,706)	(4,737)	(8,206)

Ending balance	$3,871	$8,461	$3,871	$8,461

60+ Day delinquencies as a percentage of the at risk portfolio	0.00%	0.06%	0.00%	0.06%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02%	0.06%	0.02%	0.06%
Net write-offs as a percentage of theat risk portfolio	0.01%	0.02%	0.03%	0.06%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	12.55%	11.74%	12.55%	11.74%
Allowance for risk-sharing as a percentage of maximum exposure	0.10%	0.24%	0.10%	0.24%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.72%	0.87%	0.72%	0.87%

(1)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac and GNMA - HUD loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

For example, a $15 million loan with 50% risk-sharing has the same potential risk exposure as a $7.5 million loan with full

DUS risk-sharing. Accordingly, if the $15 million loan with 50% risk-sharing was to default, we would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, all but three of the risk-sharing obligations that we have settled have been from full risk-sharing loans.

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

Risk-Sharing Tier	Percentage Absorbed by Us
First 5% of UPB at the time of loss settlement	100%
Next 20% of UPB at the time of loss settlement	25%
Losses above 25% of UPB at the time of loss settlement	10%
Maximum loss	20% of original UPB

Fannie Mae can double or triple our risk-sharing obligation if the loan does not meet specific underwriting criteria or if a loan defaults within 12 months of its sale to Fannie Mae. We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing obligation from the levels described above.

We use several techniques to manage our risk exposure under the Fannie Mae DUS risk-sharing program. These techniques include maintaining a strong underwriting and approval process, evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our geographic market and borrower exposures and electing the modified risk-sharing option under the Fannie Mae DUS program.

We monitor our underwriting criteria in light of changing economic and market conditions. For example, in 2008, we strengthened our underwriting criteria in response to deteriorating market conditions. We believe such actions reduced our risk exposure under the Fannie Mae DUS risk-sharing program; however, these actions may have also restricted growth in our loan origination volumes.

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

As of September 30, 2014, none of our at risk balances was more than 60 days delinquent, while $9.1 million of our at risk balances were more than 60 days delinquent as of September 30, 2013. For the three months ended September 30, 2014, the provision for risk-sharing obligations was $1.2 million, or less than one basis point of the at risk balance, compared to a net benefit of $0.2 million, or less than one basis point of the at risk balance, for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the provision for risk-sharing obligations was $1.2 million, or less than one basis point of the at risk balance, compared to $1.0 million, or one basis point of the at risk balance, for the nine months ended September 30, 2013.

As of September 30, 2014 and September 30, 2013, our allowance for risk-sharing obligations was $3.9 million and $8.5 million, respectively, or 2 basis points and 6 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of September 30, 2014, we had advanced $0.4 million of principal and interest payments on the loans associated with our $3.9 million allowance. Accordingly, if the $3.9 million in estimated losses is ultimately realized, we would be required to fund an additional $3.5 million. As of September 30, 2013, we had advanced $2.4 million of principal and interest payments on the loans associated with our $8.5 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

During the third quarter of 2014, Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued. ASU 2014-15 requires an entity’s management to assess the entity’s ability to continue as a going concern quarterly. The assessment must consider relevant facts and circumstances that are known and reasonably knowable at the issuance date and consider whether there is substantial doubt, as defined in the ASU, about the entity’s ability to continue as a going concern for one year from the issuance date. When substantial doubt exists, certain disclosures are required. The ASU is effective for us for the annual period ending December 31, 2016 and for the annual and interim periods thereafter. We do not believe this ASU will have a material impact on our reported results or our disclosures.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. Average 30-day LIBOR as of September 30, 2014 and 2013 was 15 basis points and 18 basis points, respectively. A 100 basis point increase in the average 30-day LIBOR would increase our annual earnings by approximately $10.0 million based on our escrow balance as of September 30, 2014 compared to $8.0 million based on our escrow balance as of September 30, 2013. A decrease in the average 30-day LIBOR to zero would decrease our annual earnings by approximately $1.5 million based on the escrow balance as of September 30, 2014 compared to $1.4 million based on our escrow balance as of September 30, 2013.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100 basis point increase in the average 30-day LIBOR would decrease our annual net warehouse interest income by approximately $3.9 million based on our outstanding warehouse balance as of September 30, 2014 compared to $3.5 million based on our outstanding warehouse balance as of September 30, 2013. A decrease in the average 30-day LIBOR to zero would increase our annual earnings by approximately $0.6 million based on our outstanding warehouse balance as of September 30, 2014 based on our outstanding warehouse balance compared to $0.6 million as of September 30, 2013.

All of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase in the average 30-day LIBOR would decrease our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of September 30, 2014 compared to $0.7 million based on our outstanding corporate debt as of September 30, 2013. A decrease in the average 30-day LIBOR to zero would not have an impact on our 2014 annual earnings as our corporate debt outstanding as of September 30, 2014 had a LIBOR floor of 100 bps. A decrease in the average 30-day LIBOR to zero would increase our 2013 annual earnings by approximately $0.1 million based on the outstanding corporate debt as of September 30, 2013.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $13.9 million as of September 30, 2014, compared to $13.2 million as of September 30, 2013. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of September 30, 2014, 84% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 82% as of September 30, 2013; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2014, we repurchased and retired 17 thousand shares of restricted stock at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
July 1-31, 2014	922	$14.33	922	N/A
August 1-31, 2014	3,630	13.85	3,630	N/A
September 1-30, 2014	12,534	13.72	12,534	N/A

	17,086		17,086

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Unregistered Sale of Equity Securities

On November 3, 2014, we issued 408,317 shares of our common stock, par value $0.01 per share, to the sole equity owner of Johnson Capital, Inc. and its subsidiaries (together “Johnson Capital”) in connection with our acquisition on November 1, 2014 of the loan origination and servicing platform of Johnson Capital. The Company issued the shares in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1033, as amended, and Rule 506 thereunder. Under the terms of the acquisition and subject to applicable securities laws, one-third of the shares will become transferable on each of the first three anniversary dates of the acquisition, beginning November 1, 2015.

Prior to the acquisition, Johnson Capital provided commercial real estate loan origination and loan servicing focused primarily in the Western United States, and its primary activities included serving as a loan broker and originating, selling, and servicing HUD loans.

Item 6. Exhibits

(a) Exhibits:

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1	Third Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of August 26, 2014, by and among Walker & Dunlop, LLC, as borrower, Walker & Dunlop, Inc., as guarantor, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.2	Seventh Amendment to Warehousing Credit and Security Agreement, dated as of August 26, 2014, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.3	Warehousing Commitment Termination Agreement, dated as of September 24, 2014, by and among Walker & Dunlop, LLC, TD Bank, N.A., and Bank of America, N.A (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2014)

31.1*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract or arrangement.
*:	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2014	By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1	Third Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of August 26, 2014, by and among Walker & Dunlop, LLC, as borrower, Walker & Dunlop, Inc., as guarantor, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.2	Seventh Amendment to Warehousing Credit and Security Agreement, dated as of August 26, 2014, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.3	Warehousing Commitment Termination Agreement, dated as of September 24, 2014, by and among Walker & Dunlop, LLC, TD Bank, N.A., and Bank of America, N.A (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2014)

31.1*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract or arrangement.
*:	Filed herewith.