Form 10-K
period 2014-12-31
Walker & Dunlop, Inc.
filed 2015-03-05
CIK 1497770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $261.2 million as of the end of the Registrant’s second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2014). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of February 27, 2015, there were 33,322,732 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2015 are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	the future of the GSEs and their impact on our business;

•	the future funding level of HUD, including whether such funding level will be sufficient to support future firm commitment requests, and its impact on our business;

•	changes in the interest-rate environment and its impact on our business;

•	our growth strategy;

•	our projected financial condition, liquidity, and results of operations;

•	our ability to obtain and maintain warehouse and other loan funding arrangements;

•	availability of and our ability to retain qualified personnel and our ability to develop relationships with borrowers, key principals, and lenders;

•	degree and nature of our competition;

•	the outcome of pending litigation;

•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies and actions;

•	our ability to comply with the laws, rules and regulations applicable to us;

•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets, or the general economy; and

•	general volatility of the capital markets and the market price of our common stock.

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

Item 1. Business.

General

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate finance products. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac,” ™ and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on substantially all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for a number of life insurance companies, commercial banks, commercial mortgage backed securities (“CMBS”) issuers, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also originate and hold interim loans on our balance sheet and offer proprietary CMBS and large interim loans through our partnerships with institutional investors. We have been in business for more than 77 years; a Fannie Mae DUS lender since 1988, when the DUS program began; a HUD lender since acquiring a HUD license in 2009; and a Freddie Mac Program Plus lender since 2009.

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

Walker & Dunlop, Inc. is a holding company, and we conduct substantially all of our operations through Walker & Dunlop, LLC, our operating company. In December 2010, we completed our initial public offering. In connection with our initial public offering, we completed certain formation transactions through which Walker & Dunlop, LLC became a wholly owned subsidiary of Walker & Dunlop, Inc., a newly formed Maryland corporation (the “Formation Transaction”).

On September 4, 2012, we closed the acquisition of CWCapital LLC (“CWCapital”), a wholly owned subsidiary of CW Financial Services LLC (“CW FS”), which is an affiliate of Fortress Investment Group LLC (“Fortress”), at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and approximately 11.6 million shares of our common stock with a fair value of $151.1 million issued in a private placement to CW FS (the “CW Acquisition”). Upon closing of the CW Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. Additionally, Fortress became our largest shareholder.

CWCapital was one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending, originating and selling mortgage loans pursuant to the programs of Fannie Mae, Freddie Mac, Ginnie Mae and HUD. The CW Acquisition increased our servicing portfolio by $14.5 billion and significantly increased our origination capacity and national presence.

On September 25, 2014, we executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital Group, Inc. (“Johnson Capital”). The acquisition of Johnson Capital closed on November 1, 2014 (“JC Acquisition”). The consideration transferred totaled $23.5 million and consisted of $17.6 million in cash and $5.9 million of our common stock issued in a private placement. The JC Acquisition expands our network of loan originators, provides further diversification to our origination platform, and increases our HUD servicing portfolio.

Since 2011, we have offered interim loans for our balance sheet that provide floating-rate debt to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We closed our first loan under the Interim Program in February 2012. We underwrite all loans originated through the Interim Program. During the time the loans are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on our balance sheet during such time that they are outstanding. We have not experienced any delinquencies or charged off any loans originated under the Interim Program. We held 12 loans originated under the Interim Program with an aggregate $225.3 million balance as of December 31, 2014.

Since 2013, we have offered a large loan bridge program (the “Bridge Program”) through a partnership in which we own a five-percent interest (“Bridge Partnership”). The loans in the Bridge Program are selected and funded by the Bridge Partnership and underwritten by us. We receive an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The Bridge Partnership assumes the full risk of loss on the loans. We account for our five-percent interest under the equity method of accounting. The Bridge Partnership held one loan originated under the Bridge Program with a $44.2 million unpaid principal balance as of December 31, 2014.

We own a 20% interest in a partnership with an affiliate of our largest stockholder, Fortress (the “CMBS Partnership”). The CMBS Partnership began offering financing through a CMBS platform for all commercial property types throughout the United States (the “CMBS Program”) during 2014. The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 90 days of origination. The loans in the CMBS Partnership are selected and funded by the CMBS Partnership and underwritten by us. We receive a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. We account for our 20 percent interest under the equity method of accounting. The CMBS Partnership originated $116.1 million of loans through the CMBS Program and contributed loans to two third-party securitizations during 2014.

Our Product Offerings

We originate, sell, and service a range of multifamily and other commercial real estate financing products, including Multifamily Finance, FHA Finance, Capital Markets, and Proprietary Capital. Our clients are developers and owners of real estate across the United States. We focus primarily on multifamily properties and offer a range of commercial real estate finance products to our customers, including first mortgage loans, second trust loans, supplemental financings, construction loans, mezzanine loans, and bridge/interim loans. We originate and sell loans under the programs of the GSEs and HUD. We retain servicing rights and asset management responsibilities on substantially all loans made under the GSE and HUD programs and some of the loans that we place with institutional investors. Our long-established relationships with Fannie Mae, Freddie Mac, HUD, and institutional investors enable us to offer this broad range of loan products and services. Each of our product offerings is designed to maximize our ability to meet client needs, source capital, and grow our commercial real estate finance business.

Multifamily Finance

We are one of 24 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing, affordable, and certain healthcare properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower’s default. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations.” Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. We also are contracted by Fannie Mae to service all loans that we originate under the Fannie Mae DUS program.

We are one of 24 lenders approved as a Freddie Mac Program Plus lender under which we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable, and healthcare loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under the program, we submit our completed loan underwriting package to Freddie Mac and obtain Freddie Mac’s commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We do not have any material risk-sharing arrangements on loans we sell to Freddie Mac under Program Plus. We also are contracted by Freddie Mac to service all loans that we originate under its program.

FHA Finance

As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing, and healthcare facilities. We submit our completed loan underwriting package to HUD and obtain HUD’s approval to originate the loan.

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

Capital Markets

We serve as an intermediary in the placement of commercial real estate debt between institutional sources of capital, such as life insurance companies, investment banks, commercial banks, pension funds, CMBS issuers, and other institutional investors, and owners of all types of commercial real estate. A client seeking to finance or refinance a property will seek our assistance in developing different alternatives and soliciting interest from various sources of capital. We often advise on capital structure, develop the financing package, facilitate negotiations between our client and institutional sources of capital, coordinate due diligence, and assist in closing the transaction. In these instances, we do not underwrite or fund the loan and do not retain any interest in the loan. In cases where we do not fund the loan, we act as a loan broker and service some of these loans.

Proprietary Capital

We conduct our Proprietary Capital business either using our own balance sheet or through partnership agreements with institutional investors. We typically make investments side by side with our partnership investors and serve as the manager or general manager of the partnership. In our capacity as manager or general manager, we leverage the invested capital to originate, hold, and service commercial real estate debt, including interim loans and CMBS. The products we currently offer include:

Interim Loans

Our interim loan program offers floating-rate debt, for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. Under the Interim Program, we finance and underwrite the loans originated through the Interim Program, and during the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties.

Large Bridge Loans

The Bridge Program offers floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. The Bridge Program is offered for loans of $25.0 million or more and for terms of up to three years that meet the investment parameters of its partners. The loans in the Bridge Program are selected and funded by the Bridge Partnership and underwritten by us. We receive an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The partnership assumes the full risk of loss on the loans.

CMBS

In addition to our CMBS product offering through our Capital Markets platform, we offer CMBS executions through our CMBS Program. The CMBS Program offers a conduit execution and is offered at a competitive rate to all types of commercial properties throughout the United States. The property types include multifamily, hospitality, retail, office, industrial, and other commercial real estate. We identify suitable borrowers and underwrite the loans, and the CMBS Partnership selects and originates the loans. We do not hold the loans and bear none of the losses that may result from a borrower default after the loan is sold to a CMBS conduit. We perform the servicing for loans originated through the CMBS Program.

Direct Loan Originators and Correspondent Network

We originate loans directly through loan originators operating out of 22 offices nationwide. At December 31, 2014, we employed 102 loan originators. These individuals have deep knowledge of the commercial real estate lending business and bring with them extensive relationships with some of the largest property owners in the country. They have a thorough understanding of the financial needs and objectives of borrowers, the geographic markets in which they operate, market conditions specific to different types of commercial properties and how to structure a loan product to meet those needs. These loan originators collect and analyze financial and property information, assist the borrower in submitting information required to complete a loan application and, ultimately, help the borrower close the loan. Our loan originators are paid a salary and commissions based on the fees associated with the loans that they originate.

In addition to our group of loan originators, at December 31, 2014, we had correspondent agreements with 21 independently owned mortgage banking companies across the country with which we have relationships for GSE and HUD loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s) and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and a fee paid out over time based on the servicing revenues earned over the life of the loan.

Underwriting and Risk Management

We use several tools to manage our Fannie Mae risk-sharing exposure. These tools include an underwriting and approval process, evaluating, and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our geographic, borrower and key principal exposures, and using modified risk-sharing under the Fannie Mae DUS program.

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

While we believe we continue to manage credit well, the multifamily sector experienced declining fundamentals during and following the recession, with a peak in 2010. The declining fundamentals observed in certain markets resulted in increased delinquencies and defaults for us and the multifamily market during that time period. We observed a gradual recovery in many markets throughout 2011 and 2012 and experienced a more pronounced recovery throughout 2013 and 2014. Many items can affect a borrower’s decision to default on a loan, including the property, cash flow, occupancy and maintenance needs and tax considerations, along with non-property specific issues such as general market conditions and other financing obligations of the borrower or key principal(s).

Servicing and Asset Management

We service nearly all loans we originate for the GSEs, HUD, and our proprietary capital products and some of the loans we broker for institutional investors, primarily life insurance companies. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans. We are a rated primary servicer with Fitch Ratings. Our servicing function includes loan servicing and asset management activities, performing or overseeing the following activities:

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

Life insurance companies and CMBS conduits (including the CMBS Program), whose loans we may service, may perform some or all of the activities identified in the list above.

For most loans we service under the Fannie Mae DUS program, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts for four months. We are reimbursed by Fannie Mae for these advances, which may be used to offset any losses incurred under our risk-sharing obligations.

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

In connection with the CW Acquisition, Walker & Dunlop, LLC was assigned, and became a party to, a contract with Ginnie Mae. Under the Ginnie Mae contract, Walker & Dunlop, LLC acts as a master sub-servicer of pools of loans transferred to it by Ginnie Mae for a fixed per-pool fee. As a master sub-servicer, Walker & Dunlop, LLC performs the complete range of services expected of a Ginnie Mae issuer, including default services; the servicing of current, delinquent, and defaulted loans; foreclosure services; preparation and submission of claims for FHA insurance benefits and reports to Ginnie Mae; construction loan certificates conversion services; and management oversight of projects during the term of the contract. The initial term of the contract was December 16, 2011 to December 15, 2012. The contract provides Ginnie Mae the option to extend the contract for successive one-year terms beginning on December 16 in 2012, 2013, 2014, and 2015. Ginnie Mae exercised the option to extend the contract for the 2012-2013, 2013-2014, and 2014-2015 terms. Ginnie Mae has not transferred any loans to Walker & Dunlop, LLC under the contract, and we do not know if and when it might do so.

Our Growth Strategy

We believe we are positioned to continue growing and diversifying our business by taking advantage of opportunities in the real estate finance market.

We seek to profitably grow and diversify our business by focusing on the following areas:

•

Remain a Top Five Lender in Fannie Mae and Freddie Mac Executions. We intend to further grow our GSE and HUD originations with the goal of maintaining our status as a top five lender of GSE products and becoming a top five lender of HUD products. For 2014, we ranked as the largest Fannie Mae DUS lender for the third consecutive year and we remained the third largest Freddie Mac Program Plus seller. Additionally, we are a top loan originator for HUD. At December 31, 2014, our origination platform had approximately 41 loan originators focused on selling GSE and HUD products, supplemented by 21 independently owned mortgage banking companies with whom we have correspondent relationships. We believe that we will have significant opportunities to continue broadening our GSE and HUD origination networks in order to maintain or grow our current market position. This expansion may include organic growth, recruitment of talented origination professionals and potentially acquisitions of competitors with strong origination capabilities.

•	Continue to Expand our Capital Markets Business. At December 31, 2014, we have 58 loan originators in 16 offices focused on capital markets transactions across the United States. We added 30 new loan originators to our Capital Markets team in November with the acquisition of Johnson Capital, and we intend to continue to grow our Capital Markets team to strengthen our market position and borrower relationships to meet the expected increase in demand for commercial real estate debt origination and refinance activity in the coming years. We intend to continue to grow our national presence, to include additional offices focused on capital markets products and originations. Continued growth of our Capital Markets group will provide greater exposure to the overall commercial real estate market, expose us to new correspondent relationships, and provide us with institutional access to deal flow supporting our Proprietary Capital solutions.

•	Continue to Develop Proprietary Sources of Capital and Expand Our Product Offerings. Since our initial public offering, we have expanded our product offerings to include bridge financing for transitional properties and have launched a proprietary CMBS platform in 2014. We anticipate offering additional commercial real estate loan products and services to our clients as their financial needs evolve. We believe that we have the structuring, underwriting, servicing, credit and asset management expertise to offer additional commercial real estate loan products; and we believe that cash on hand, together with third-party financing sources, will allow us to meet client demand for additional products that are within our areas of expertise, including multifamily and other lending for our balance sheet or for our partnerships.

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

We compete on the basis of quality of service, relationships, loan structure, terms, pricing, and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, commercial real estate, loan product expertise, and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on the basis of these factors and our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers and key loan correspondents, and remain competitive in pricing. In addition, future changes in laws, regulations, GSE and HUD program requirements, and consolidation in the commercial real estate finance market could lead to the entry of more competitors.

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

Requirements of the GSEs and HUD (Collectively the “Agencies”)

To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria from time to time established by the Agencies, such as minimum net worth, operational liquidity and collateral requirements, and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the Agencies. If we fail to comply with the requirements of any of these programs, the Agencies may terminate or withdraw our approval. In addition, the Agencies have the authority under their guidelines to terminate a lender’s authority to sell loans to it and service their loans. The loss of one or more of these approvals would have a material adverse impact on us and could result in further disqualification with other counterparties, and we may be required to obtain additional state lender or mortgage banker licensing to originate loans if that status is revoked.

Employees

At December 31, 2014, we employed 465 full-time employees. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees is represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Director Responsibilities and Qualifications), Code of Business Conduct and

Ethics, Board of Directors’ Committee Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees, Code of Ethics for Principal Executive Officer and Senior Financial Officers, and the method by which interested parties may contact our Ethics Hotline.

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

Item 1A. Risk Factors.

Investing in our common stock involves risks. You should carefully consider the following risk factors, together with all the other information contained in this Annual Report on Form 10-K, before making an investment decision to purchase our common stock. The realization of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations and the market price and liquidity of our common stock, which could cause you to lose all or a significant part of your investment in our common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Forward-Looking Statements.”

Risks Relating to Our Business

The loss of or changes in our relationships with the GSEs, HUD and institutional investors would adversely affect our ability to originate commercial real estate loans through GSE and HUD programs, which would materially and adversely affect us.

Currently, we originate a significant percentage of our loans for sale through GSE or HUD programs. We are approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Program Plus lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from the GSEs or HUD.

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

Conservatorships of the GSEs

In September 2008, the GSEs’ regulator, the Federal Housing Finance Agency, (the “FHFA”) placed each GSE into conservatorship. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets, what forms they will have and whether they will continue to exist following conservatorship.

Housing Finance Reform

Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. In 2011, the Obama Administration released a white paper on the future of housing finance reform. The report provides that the Administration will work with the FHFA to determine the best way to responsibly reduce the GSEs’ role in the market and ultimately wind down both institutions. The report identifies a number of possible policy steps for winding down the GSEs, reducing the government’s role in housing finance and helping bring private capital back to the mortgage market. In August 2013, President Obama publicly discussed the Administration’s housing policy priorities, including a core principle that included winding down the GSEs through a responsible transition. In January 2014, the White House issued a fact sheet reaffirming the Administration’s view that housing finance reform should include ending the GSEs’ business model.

In addition to the Administration’s actions described above, the FHFA has taken a number of steps consistent with the goals laid out in the Administration’s 2011 white paper. In 2012, Edward DeMarco, then the Acting Director of the FHFA, proposed a strategic plan for the GSEs’ conservatorships. Among other things, that strategic plan recognized that the GSEs’ multifamily business, in contrast to their single-family business, had remained cash flow positive during the recent housing crisis. The strategic plan stated that “generating potential value for taxpayers and contracting the [GSEs’] multifamily market footprint should be approached differently from single-family, and it may be accomplished using a much different and more direct method.”

In March 2013, the FHFA released the 2013 conservatorship scorecard for the GSEs, which detailed specific priorities for implementing the 2012 strategic plan. Among other things, the FHFA’s 2013 conservatorship scorecard established priorities relating to the goal that the GSEs contract their dominant presence in the marketplace. In support of this goal, the FHFA set an objective that the GSEs reduce the unpaid principal balance of new multifamily business relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of their retained risk. In addition, in August 2013, the FHFA issued a statement seeking public input on strategies for reducing the GSEs’ presence in the multifamily housing finance market in 2014, and outlined possible alternatives to meet this goal.

In January 2014, Melvin Watt was sworn in to a five-year term as Director of the FHFA, and in May 2014 the FHFA released its strategic plan for the GSEs, in which it changed its goal of “contraction” of the GSEs’ multifamily businesses to “maintaining” the businesses. In furtherance of that goal, the 2014 the FHFA scorecard for the GSEs maintained the 2013 multifamily loan origination caps for each GSE, but excluded from the caps affordable housing loans, loans to small multifamily properties and loans to manufactured housing rental communities. Additionally, in January 2015, the FHFA released the GSEs’ 2015 scorecard, which set the multifamily loan origination caps for each GSE at $30.0 billion, excluding, as was the case in the 2014 scorecard, affordable housing loans, loans to small multifamily properties, and loans to manufactured housing rental communities. The 2015 loan origination cap for Fannie Mae is the same level as the 2014 loan origination cap, while the 2015 loan origination cap for Freddie Mac is a $4.2 billion increase from the 2014 loan origination cap of $25.8 billion.

Congress has also continued to consider housing finance reform. In the past few years, members of Congress introduced several bills to reform the housing finance system, including the GSEs. Several of the bills require the wind down or receivership of the GSEs within a specified period of enactment and also place certain restrictions on the GSEs’ activities prior to being wound down or placed into receivership.

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

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan. We have modified our risk-sharing obligations on some Fannie Mae DUS loans to reduce our potential loss exposure on those loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2014, we had pledged securities of $67.7 million as collateral against future losses under $17.4 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our “at risk balance.” Fannie Mae collateral requirements may change in the future. As of December 31, 2014, our allowance for risk-sharing as a percentage of the at risk balance was 0.02%, or $3.9 million, and reflects our current estimate of our future payouts under our risk-sharing obligations. We cannot ensure that our estimate will be sufficient to cover future write offs. While we originate loans that meet the underwriting guidelines defined by Fannie Mae, in addition to our own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. Other factors may also affect a borrower’s decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2014, our 60+ days delinquency rate was 0.10% of the at risk portfolio. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

If we fail to act proactively with delinquent borrowers in an effort to avoid a default, the number of delinquent loans could increase, which could have a material adverse effect on us.

As a loan servicer, we maintain the primary contact with the borrower throughout the life of the loan and are responsible, pursuant to our servicing agreements with the GSEs, HUD and institutional investors, for asset management. We are also responsible, together with the applicable GSE, HUD, or institutional investor, for taking actions to mitigate losses. We believe we have developed an extensive asset management process for tracking each loan that we service. However, we may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can recommend a loss mitigation strategy for the GSEs and HUD, decisions regarding loss mitigation are within the control of the GSEs and HUD. Previous turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans become delinquent, we incur additional expenses in servicing and asset managing the loan and are typically required to advance principal and interest payments and tax and insurance escrow amounts. We also could be subject to a loss of our contractual servicing fee and we could suffer losses of up to 20% (or more for loans that do not meet specific underwriting criteria or default within 12 months) of the unpaid principal balance of a Fannie Mae DUS loan with full risk-sharing. These items could have a negative impact on our cash flows and a negative effect on the net carrying value of the mortgage servicing right (MSR) on our balance sheet and could result in a charge to our earnings. As a result of the foregoing, a rise in delinquencies could have a material adverse effect on us.

A reduction in the prices paid for our loans and services or an increase in loan or security interest rates by investors could materially and adversely affect our results of operations and liquidity.

Our results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay to us for our loans or services or adversely change the material terms of their loan purchases or service arrangements with us. A number of factors determine the price we receive for our loans. With respect to Fannie Mae related originations, our loans are generally sold as Fannie Mae—insured securities to third-party investors. With respect to HUD related originations, our loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

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

We require a significant amount of funding capacity on an interim basis for loans we originate. As of December 31, 2014, we had $1.9 billion of committed loan funding available through six commercial banks and $475.0 million of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Consistent with industry practice, four of our existing warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and restrict our ability to make additional borrowings. These facilities also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. While we were in compliance with all financial and other covenants included in our warehouse facilities as of December 31, 2014, there can be no assurance that we will not experience a default in the future.

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by us in connection with the sale of the loan through a GSE or HUD program, any of which could have a material adverse effect on us.

We bear the risk that a borrower will choose not to close on a loan that has been pre-sold to an investor or that the investor will choose not to close on the loan, including because a catastrophic change in the condition of a property occurs after we fund the loan and prior to the investor purchase date. We also have the risk of serious errors in loan documentation which prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse line used to finance the loan. Although we have experienced only two failed loan deliveries in our history, neither of which has a material impact on our financial condition or results of operations, we can provide no assurance that we will not experience additional failed deliveries in the future or that any losses will not be material or will be mitigated through property insurance or payment protections.

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

Substantially all of our loans are pre-sold or placed with an investor before we close on the loan with the borrower. However, under the Interim Program, we offer floating-rate interim loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We fund floating rate first mortgage loans for periods of up to three years, using available cash in combination with advances under dedicated warehouse facilities. We service and asset-manage loans originated under the Interim Program and bear the sole risk of loss. Carrying loans for longer periods of time on our balance sheet exposes us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults and impairment charges, which may adversely affect our profitability. Both the first mortgage loans we originate and the advances under our credit facility are tied to the same floating index, thereby mitigating our exposure to the effects of interest rate movements.

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

Our business is significantly affected by general business, economic and market conditions and cycles, particularly in the multifamily and commercial real estate industry, including changes in government fiscal and monetary policies, and, accordingly, we could be materially harmed in the event of a market downturn or changes in government policies.

We are sensitive to general business, economic and market conditions and cycles, particularly in the multifamily and commercial real estate industry. These conditions include changes in short-term and long-term interest rates, inflation and deflation, fluctuations in the real estate and debt capital markets and developments in national and local economies, unemployment rates, commercial property vacancy rates, and rental rates. Any sustained period of weakness or weakening business or economic conditions in the markets in which we do business or in related markets could result in a decrease in the demand for our loans and services, which could materially harm us. In addition, the number of borrowers who become delinquent, become subject to bankruptcy or default on their loans could increase, resulting in a decrease in the value of our MSRs and servicer advances and higher levels of servicer advances and loss on our Fannie Mae loans for which we share risk of loss, and could materially and adversely affect us.

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

Under the HUD program, we are obligated to advance tax and insurance escrow amounts and principal and interest payments on the underlying loan until the Ginnie Mae security has been fully paid. In the event of a default on a HUD insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse most of the remaining losses of principal and interest.

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

Our future success depends to a significant extent on the continued services of our senior management, particularly William Walker, our Chairman, President and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on our business and results of operations. We maintain “key person” life insurance only on Mr. Walker, and the insurance proceeds from such insurance may be insufficient to cover the cost associated with recruiting a new President and Chief Executive Officer.

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

We also depend on our network of loan correspondents, who generate a significant portion of our loan originations. During the years ended December 31, 2014 and 2013, correspondents generated 22% and 28%, respectively, of the loans that we originated during those periods. Unlike our loan originators, correspondents are not directly employed by us but are paid a percentage of the origination fee and the ongoing servicing fee for each loan that they help originate. In addition, although we have an exclusive relationship with our correspondents with respect to GSE and HUD loan products, we do not have an exclusive arrangement for any other loan products. While we strive to cultivate long-standing relationships that generate repeat business for us by making available co-marketing materials and educational resources to them, correspondents are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our correspondents and actively compete with us in our efforts to expand our correspondent networks. Competition for loans originated by correspondents is particularly acute when the CMBS, commercial bank, and insurance company markets are robust. We cannot guarantee that correspondents will continue to provide a strong source of originations for us. We also cannot guarantee that we will be able to maintain or develop new relationships with additional correspondents. If we cannot maintain and enhance our existing relationships and develop new relationships, particularly in geographic areas, specialties or niche markets where our loan originators are not as experienced or well-situated, our growth strategy will be significantly hampered and we would be materially and adversely affected.

We have numerous significant competitors and potential future competitors, some of which may have greater resources and access to capital than we do; consequently, we may not be able to compete effectively in the future.

Over the past two years, we have faced significantly increased competition from commercial banks, commercial real estate service providers, CMBS conduit lenders, and life insurance companies, some of which are also investors in loans we originate. Many of these competitors enjoy competitive advantages over us, including:

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

Commercial banks may have an advantage over us in originating loans if borrowers already have a line of credit or construction financing with the bank. Commercial real estate service providers may have an advantage over us to the extent they also offer an investment sales platform. We compete on the basis of quality of service, relationships, loan structure, terms, pricing and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, commercial real estate, loan product expertise and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on the basis of these factors and our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations and GSE and HUD program requirements and consolidation in the commercial real estate finance market could lead to the entry of more competitors. We cannot guarantee that we will be able to compete effectively in the future, and our failure to do so would materially and adversely affect us.

We have experienced significant growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our recent significant growth may not reflect our future growth potential, and we may not be able to maintain similarly high levels of growth in the future. Our recent growth reflects, in part:

•	our acquisition of CWCapital LLC in September 2012, which increased our servicing portfolio by $14.5 billion and added 30 loan originators, and

•	the acquisition of certain assets and assumption of certain liabilities of Johnson Capital, which increased our servicing portfolio by $0.6 billion and added 34 loan originators.

These acquisitions expanded our pre-existing product lines, increased our origination capacity, and broadened our geographic coverage. Much of our growth has also occurred since the onset of the 2008 credit crisis and the resulting tightening of credit standards, as many traditional lenders decreased or ceased their investments in commercial real estate debt. As a result, borrowers looked instead to the GSEs, HUD, and other sources of lending for multifamily loans. We intend to pursue continued growth by adding more loan originators, expanding our loan product offerings, acquiring complementary businesses and gaining access to new institutional investors and proprietary sources of capital, as appropriate, but we cannot guarantee such efforts will be successful. We do not know whether the favorable conditions that enabled our recent growth will continue. Because our recent significant growth may not accurately reflect our future growth or our ability to grow in the future, there can be no assurance that we will continue to grow at the same pace or achieve the same financial results as we have in the past.

In addition, if our growth continues, it could increase our expenses and place additional demands on our management, personnel, information systems and other resources. Sustaining our growth could require us to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage any growth effectively and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could materially and adversely affect us.

The integration of any companies that we may acquire in the future, including investments in new ventures and new lines of business, may be difficult, resulting in high transaction, start-up, and integration costs. Additionally, the integration process may be disruptive to our business, and the acquired businesses or new venture may not perform as we expect.

Our future success depends, in part, on our ability to expand or modify our business in response to changing borrower demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or investments in new ventures rather than through internal growth. For example, we acquired CWCapital in September 2012, which increased our servicing portfolio by $14.5 billion and significantly increased our originating capacity. Additionally, in November 2014, we acquired certain assets and assumed certain liabilities of Johnson Capital, which increased our loan production employee base by 34 and further expanded our national loan origination platform.

In the future, we may explore additional acquisitions or investments. The identification of suitable acquisition candidates and new ventures can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or investments in new ventures on favorable terms, or at all. Furthermore, even if we successfully complete an acquisition or an investment in new ventures, we may not be able to successfully integrate newly acquired businesses or new ventures into our operations, and the process of integration could be expensive and time consuming and may strain our resources. Acquisitions or new ventures also typically involve significant costs related to integrating information technology, accounting, reporting and management services and rationalizing personnel levels and may require significant time to obtain new or updated regulatory approvals from the GSEs, HUD, and other Federal and state authorities. Acquisitions or new ventures could divert management’s attention from the regular operations of our business and result in the potential loss of our key personnel, and we may not achieve the anticipated benefits of the acquisitions or new ventures, any of which could materially and adversely affect us. In addition, future acquisitions or new ventures could result in significantly dilutive issuances of equity securities or the incurrence of substantial debt, contingent liabilities or expenses or other charges, which could also materially and adversely affect us.

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

Regulatory and legal requirements are subject to change. For example, Fannie Mae increased its collateral requirements, on loans classified by Fannie Mae as Tier II, from 60 basis points to 75 basis points, effective as of January 1, 2013, which applied to a large portion of our outstanding Fannie Mae at risk portfolio. The incremental collateral required for existing loans was funded over a two-year period ending December 31, 2014. The incremental requirement for any newly originated Fannie Mae Tier II loans will be funded over the 48 months subsequent to the sale of the loan to Fannie Mae. Fannie Mae has indicated that it may increase collateral requirements in the future, which may adversely impact us.

If we fail to comply with laws, regulations and market standards regarding the privacy, use, and security of customer information, or if we are the target of a successful cyber-attack, we may be subject to legal and regulatory actions and our reputation would be harmed.

We receive, maintain, and store the non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We are not aware of any data breaches, successful hacker attacks, unauthorized access and misuse, or significant computer viruses affecting our networks that may have occurred in the past; however, our controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers’ information.

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

The stock markets, including the NYSE (on which our common stock is listed), have experienced significant price and volume fluctuations. As a result, the trading and market price of our common stock is likely to be similarly volatile and subject to wide fluctuations, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance. The market price of our common stock could decline substantially in response to a number of factors, including those listed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	our actual or anticipated financial condition, liquidity and operating performance;

•	actual or anticipated changes in our business and growth strategies or the success of their implementation;

•	failure to meet, or changes in, earnings estimates of stock analysts;

•	publication of research reports about us, the commercial real estate finance market or the real estate industry;

•	equity issuances by us, or stock resales by our stockholders, or the perception that such issuances or resales could occur;

•	the passage of adverse legislation or other regulatory developments, including those from or affecting the GSEs or HUD;

•	general business, economic and market conditions and cycles;

•	changes in market valuations of similar companies;

•	additions to or departures of our key personnel;

•	actions by our stockholders;

•	actual, potential or perceived accounting problems or changes in accounting principles;

•	failure to satisfy the listing requirements of the NYSE;

•	failure to comply with the requirements of the Sarbanes-Oxley Act;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general market and economic conditions.

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

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event actions are taken that are not in our stockholders’ best interests.

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

We are a holding company and conduct substantially all of our operations through Walker & Dunlop, LLC, our operating company. We do not have, apart from our ownership of this operating company and certain other subsidiaries, any independent operations. As a result, we rely on distributions from our operating company to pay any dividends we might declare on shares of our common stock. We also rely on distributions from this operating company to meet any of our cash requirements, including our tax liability on taxable income allocated to us and debt payments.

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

Our financial statements are based in part on assumptions and estimates which, if wrong, could result in unexpected non-cash losses in the future, and our financial statements depend on our internal control over financial reporting.

Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves and the fair value of MSRs, among other items. We make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. These and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective as they are based on significant estimation and judgment. Several of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If assumptions or estimates underlying our financial statements are incorrect, losses may be greater than those expectations.

The Sarbanes-Oxley Act requires our management to evaluate our disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. We are required to disclose, in our Annual Report on Form 10-K, the existence of any “material weaknesses” in our internal controls. We cannot assure that we will not identify one or more material weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness.

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

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2015 for material changes to the above discussion of risk factors. There are factors not discussed above or elsewhere in this filing that could adversely affect our financial results and condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal headquarters are located in Bethesda, Maryland. We currently maintain an additional 21 offices across the country. Most of our offices are small, loan production offices. The majority of our non-loan-production activity occurs in our corporate headquarters and our office in Needham, Massachusetts. We believe that our facilities are adequate for us to conduct our present business activities.

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

Item 3. Legal Proceedings.

Capital Funding Litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States. Capital Funding further alleged that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding. On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC and its affiliates Column and Column Financial, Inc. as defendants. In December 2010, Column assumed the defense of the Company pursuant to an indemnification agreement. Capital Funding sought damages in excess of $30.0 million on each of the three claims, and an unspecified amount of damages on a separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also sought injunctive relief in connection with its unjust enrichment and unfair competition claims.

On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case, without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court for Montgomery County, Maryland rejected the defendants’ motion to dismiss the amended complaint. Capital Funding filed a Second Amended Complaint that did not alter the claims at issue but revised their alleged damages. Defendants moved for summary judgment on all claims, including two counts of breach of contract, two counts of promissory estoppel, two counts of unjust enrichment, and two counts of unfair competition. On April 30, 2013, the Court issued an Opinion and Order which granted the motion to dismiss as to the promissory estoppel counts and one count of unjust enrichment. The Court denied the motion as to all remaining claims.

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s claims were dismissed. The jury awarded Capital Funding (i) a $1.8 million judgment against defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”), Column’s parent, on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment against Credit Suisse. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. On March 13, 2014, the Court denied Capital Funding’s motion for a new trial. Capital Funding filed an appeal with Maryland’s Court of Special Appeals, which was heard on December 10, 2014. We are awaiting a ruling on the appeal. As a result of an indemnification arrangement with Column, our loss exposure is limited to $3.0 million, and we believe that the indemnification fully covers the $1.8 million judgment.

CA Funds Group Litigation—In March 2012, our wholly owned subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding our investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by us. However, we independently formed the Bridge Program, which is focused primarily on making floating-rate loans of up to three years of $30.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. We filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied our motion to dismiss the complaint. We intend to vigorously defend the matter. Discovery is ongoing.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock was priced for initial sale on December 15, 2010. There was no established public trading market for our common stock prior to that date. On February 27, 2015, the closing sales price, as reported by the NYSE, was $16.03.

The following table sets forth the intra-day high and low sale prices for our common stock as reported by the NYSE for the periods indicated:

	2014
	High	Low
1st Quarter	$17.50	$13.51
2nd Quarter	17.07	13.87
3rd Quarter	14.99	12.82
4th Quarter	17.95	13.13

	2013
	High	Low
1st Quarter	$21.76	$16.68
2nd Quarter	19.74	16.58
3rd Quarter	19.21	14.34
4th Quarter	16.35	12.50

As of the close of business on February 27, 2015, there were 17 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

Since the completion of our initial public offering, we have not paid any dividends. We currently retain earnings, if any, to fund the development and growth of our business and, therefore, do not currently pay cash dividends. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual agreements, any limitations on payments of dividends in any of our future financing arrangements, applicable law, and other factors our board of directors may deem relevant. If we do not pay dividends, a return on your investment will only occur if our stock price appreciates.

Stock Performance Graph

The following chart graphs our performance in the form of cumulative total return to holders of our common stock since December 15, 2010, the date our common stock began trading, in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders, to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 15, 2010 (the first trading day of our common stock) in our common stock and in each of the indices shown, and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, as amended, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2014 and 2013, the Company repurchased and retired certain restricted shares at market prices, upon grantee vesting. In addition, through a private purchase and sale agreement, the Company repurchased and retired 2.5 million shares from one of its largest stockholders. The following table provides information regarding common stock repurchases for the year ended December 31, 2014:

Year Ended December 31, 2014	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
1st Quarter	2,469,814	$14.52	19,363	N/A
2nd Quarter	89,917	15.57	89,917	N/A
3rd Quarter	17,086	13.78	17,086	N/A
October 1-31, 2014	—	—	—	N/A
November 1-30, 2014	3,754	16.11	3,754	N/A
December 1-31, 2014	—	—	—	N/A

4th Quarter	3,754	16.11	3,754	N/A

	2,580,571		130,120

Item 6. Selected Financial Data.

The selected historical financial information and supplemental data as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 have been derived from our audited historical financial statements and those of our predecessors. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	As of and For the Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Statement of Income Data (1)
Revenues
Gains from mortgage banking activities	$221,983	$203,671	$186,543	$102,712	$85,203
Servicing fees	98,414	90,215	52,207	33,581	27,024
Net warehouse interest income, loans held for sale	11,343	6,214	4,361	4,198	3,586
Net warehouse interest income, loans held for investment	6,151	1,231	307	—	—
Escrow earnings and other interest income	4,526	4,008	2,965	1,474	2,056
Other	18,355	13,700	10,387	10,385	3,965

Total Revenue	$360,772	$319,039	$256,770	$152,350	$121,834

Expenses
Personnel	$149,374	$133,667	$109,037	$51,162	$42,459
Amortization and depreciation	79,367	72,876	38,673	22,444	16,827
Amortization of intangible assets	771	3,079	15,252	70	132
Provision for credit losses	2,206	1,322	3,140	4,724	7,469
Interest expense on corporate debt	10,311	3,743	1,649	823	1,334
Other operating expenses	34,831	37,565	33,249	16,466	13,471

Total Expenses	$276,860	$252,252	$201,000	$95,689	$81,692

Income from Operations	$83,912	$66,787	$55,770	$56,661	$40,142

Income tax expense (1)(2)	$32,490	$25,257	$21,998	$21,797	$31,915

Net income (1)(2)	$51,422	$41,530	$33,772	$34,864	$8,227

Basic earnings per share (1)(2)	$1.60	$1.23	$1.32	$1.61	$0.55

Diluted earnings per share (1)(2)	$1.58	$1.21	$1.31	$1.60	$0.55

Weighted average basic number of shares (2)	32,210	33,764	25,545	21,622	15,034

Weighted average diluted number of shares (2)	32,624	34,336	25,845	21,748	15,036

Pro forma net income data (unaudited)
Income from operations, as reported					$40,142
Pro forma income tax expense (1)(2)					15,535

Pro forma net income (1)(2)					$24,607

Pro forma basic and diluted earnings per share (1)(2)					$1.64

Balance Sheet Data
Cash and cash equivalents	$113,354	$170,563	$65,027	$53,817	$33,285

	As of and For the Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Restricted cash and pledged securities	81,573	55,078	40,611	26,123	18,861
Mortgage servicing rights	375,907	353,024	315,524	137,079	106,189
Loans held for sale, at fair value	1,072,116	281,477	1,101,561	268,167	302,851
Loans held for investment, net	223,059	134,656	9,468	—	—
Goodwill	74,525	60,212	59,735	—	—
Total Assets	2,014,027	1,128,966	1,688,633	522,596	485,620
Warehouse notes payable	1,216,245	373,107	1,084,539	218,426	248,419
Note payable	171,766	173,258	80,925	23,869	27,621
Total Liabilities	1,580,576	726,125	1,335,457	358,944	360,978
Total Equity	$433,451	$402,841	$353,176	$163,652	$124,642

Supplemental Data
Operating margin	23%	21%	22%	37%	33%
Return on equity	13%	11%	14%	24%	8%
Total originations	$11,367,706	$8,395,037	$7,102,185	$4,025,917	$3,171,618
Servicing portfolio	$44,031,890	$38,937,027	$35,169,999	$16,778,285	$14,619,294

(1)	Our combined effective federal and state tax rate for the year ended December 31, 2014 was 38.3%. Our predecessor entities historically operated as pass-through tax entities (partnerships, LLCs and S-corporations). Accordingly, our historical earnings have resulted in only nominal federal and state corporate level expense. The tax liability has been the obligation of our owners. Upon closing of our initial public offering on December 20, 2010, our tax status changed to a C-corporation and our income became subject to both federal and state corporate tax. Concurrent with the closing of the Formation Transaction and the Company’s change in tax status, we recognized approximately $31.6 million of net deferred tax liabilities. For the 12 days following the closing of the Formation Transaction, we recognized income tax expense of $0.3 million. For the year ended December 31, 2010, we recognized aggregate tax expense of $31.9 million and net deferred tax liabilities of $30.2 million and current taxes payable of $1.7 million at December 31, 2010. Our combined effective federal and state tax rate for income during the 12 days following the closing of the Formation Transaction was 38.7%. We used a combined effective federal and state tax rate of 38.7% to estimate our presented pro forma tax expense, as if the predecessor entities had been tax paying corporations for the year ended December 31, 2010.
(2)	Concurrently with the closing of our initial public offering in December 2010, the investors in the Walker & Dunlop predecessor entities individually and collectively combined the predecessor entities which had been previously operated and reported as companies under common control. These investors exchanged their member interests for their pro rata interest, adjusted for company specific debt included in the transaction, in 14,741,504 shares in the newly formed company. This transaction was reported for accounting purposes as a combination of companies under common control and the stock issuance was reported as a stock-split. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), all financial reports have been prepared as if the stock-split and the combination of the companies under common control had occurred prior to the earliest period presented; certain amounts have been reclassified to conform to the new presentation. Each of the predecessor entities except for Walker & Dunlop, LLC was merged with and into Walker & Dunlop Multifamily, Inc.

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

We fund loans for GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing. Proceeds from the sale of the loan are used to pay off the warehouse borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. In cases where we do not fund the loan, we act as a loan broker. Our loan originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan. These loans are then funded directly by the institutional lender, and we receive an origination fee for placing the loan and a servicing fee for any of the loans we service.

We recognize gains from mortgage banking activities when we commit to make a loan to a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums or losses on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of loans, net of any guaranty obligations retained. We also generate revenue from net warehouse interest income from loans held for sale and loans held for investment. We earn net warehouse interest income on loans held for sale while the loans are held for sale. We earn net warehouse interest income on loans held for investment while the loans are outstanding.

We retain servicing rights on substantially all of the loans we originate and sell and on some of the loans we broker and generate revenues from the fees we receive for servicing the loans, interest income from escrow deposits held on behalf of borrowers, late charges, and other ancillary fees. Servicing fees are set at the time an investor agrees to purchase the loan and are generally paid monthly while the loan is outstanding. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment penalties to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such prepayments.

We are currently not exposed to interest rate risk during the loan commitment, closing, and delivery processes. The sale or placement of each loan to an investor is negotiated while establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. The pair off fee is typically less than the deposit we collect from the borrower. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from any failure to close by an investor. We have experienced only two failed loan deliveries in our history as a Fannie Mae DUS lender, neither of which resulted in a material loss.

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the loan’s unpaid principal balance at the time of settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the loan’s unpaid principal balance at origination (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We request modified risk-sharing based on such factors as the size of the loan, market conditions and loan pricing. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Except for certain Fannie Mae DUS loans acquired in the CW Acquisition, which were acquired subject to their existing Fannie Mae DUS risk-sharing levels, our current credit management policy is to cap each loan balance subject to full risk-sharing at $60.0 million. Accordingly, we currently elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss exposure on any one loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we occasionally ask to originate a loan with full risk sharing even when the loan balance is greater than $60.0 million if we believe the loan characteristics support such an approach.

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

Walker & Dunlop, Inc. is a holding company, and we conduct substantially all of our operations through Walker & Dunlop, LLC, our operating company. In December 2010, we completed our initial public offering (“IPO”). In connection with our IPO, we completed the Formation Transaction through which Walker & Dunlop, LLC became a wholly owned subsidiary of Walker & Dunlop, Inc., a newly formed Maryland corporation.

On September 4, 2012, we closed the acquisition of CWCapital, a wholly owned subsidiary of CW FS, which is an affiliate of Fortress, at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and approximately 11.6 million shares of our common stock with a fair value of $151.1 million issued in a private placement to CW FS. Upon closing of the CW Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. Additionally, Fortress became our largest shareholder.

CWCapital was one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending, originating and selling mortgage loans pursuant to the programs of Fannie Mae, Freddie Mac, Ginnie Mae and HUD. The CW Acquisition increased our servicing portfolio by $14.5 billion and significantly increased our origination capacity and national presence.

On September 25, 2014, we executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital. The acquisition of Johnson Capital closed on November 1, 2014. The consideration transferred totaled $23.5 million and consisted of $17.6 million in cash and $5.9 million of our common stock issued in a private placement. The JC Acquisition expands the Company’s network of loan originators, provides further diversification to its origination platform, and increases its HUD servicing portfolio.

Since 2011, we have offered interim loans for our balance sheet that provide floating-rate debt to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We closed our first loan under the Interim Program in February 2012. We underwrite all loans originated through the Interim Program. During the time the loans are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on our balance sheet during such time that they are outstanding. We have not experienced any delinquencies or charged off any loans originated under the Interim Program. We held 12 loans originated under the Interim Program with an aggregate $225.3 million balance as of December 31, 2014.

Since 2013 we have offered a large loan bridge program through a partnership in which we own a five-percent interest. The loans in the Bridge Program are selected and funded by the Bridge Partnership and underwritten by us. We receive an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The Bridge Partnership assumes the full risk of loss on the loans. We account for our five-percent interest under the equity method of accounting. The Bridge Partnership held one loan originated under the Bridge Program with a $44.2 million unpaid principal balance as of December 31, 2014.

We own a 20% interest in a partnership with an affiliate of our largest stockholder, Fortress (the “CMBS Partnership”). The CMBS Partnership began offering financing through a CMBS platform for all commercial property types throughout the United States (the “CMBS Program”) during 2014. The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 90 days of origination. The loans in the CMBS Partnership are selected and funded by the CMBS Partnership and underwritten by us. We receive a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. We account for our 20 percent interest under the equity method of accounting. The CMBS Partnership originated $116.1 million of loans through the CMBS Program and contributed loans to two third-party securitizations during 2014.

As of December 31, 2014, our servicing portfolio was $44.0 billion, up 13% from December 31, 2013, making it the 8th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s 2014 year-end survey (the “Survey”). Our servicing portfolio includes $33.4 billion of loans serviced for the GSEs, making us the 5th largest primary and master servicer of GSE loans in the nation according to the Survey. Also included in our servicing portfolio is $5.8 billion of HUD loans, the 6th largest HUD primary and master servicing portfolio in the nation according to the Survey.

Due to our own organic growth and the increased loan-origination capacity from the CW Acquisition, our origination volume increased 35%, from a total of $8.4 billion during 2013 to a total of $11.4 billion during 2014. Fannie Mae recently announced that we ranked as its largest DUS lender for the third consecutive year, by loan deliveries, and Freddie Mac recently announced that we ranked as its 3rd largest Program Plus seller in 2014, by loan deliveries.

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

In addition to the MSR, for all Fannie Mae DUS loans with risk-sharing obligations, upon sale we record the greater of (1) the fair value of the obligation to stand ready to perform over the term of the guaranty (non-contingent obligation) and (2) the fair value of the expected loss from the risk-sharing obligations in the event of a borrower default (contingent obligation). In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the life of the loan (three to five basis points annually for the periods presented), discounted using a 12-15% discount rate. Historically, the contingent obligation has been de minimis upon loan sale and thus not recognized at that time. The discount rate used to calculate the guaranty obligation is consistent with what is used to calculate the corresponding MSR. The estimated life of the guaranty obligation is the estimated period over which we believe we will be required to stand ready under the guaranty.

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

The MSR and associated guaranty obligation are amortized into expense over their estimated lives and presented as a component of the Amortization and depreciation line item in the Consolidated Statements of Income. The MSR is amortized using the interest method over the period that servicing income is expected to be received. The guaranty obligation is amortized evenly over its expected life. If a loan defaults and is not expected to become current or pays off prior to the estimated life, the unamortized MSR and guaranty obligation balances are written off through the Amortization and depreciation line item in the Consolidated Statements of Income.

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

Overview of Current Business Environment

Throughout 2014, the fundamentals of the commercial and multifamily real estate market continued their improvement following the recession. Multifamily occupancy rates and effective rents increased based upon strengthening rental market demand while delinquency rates remain at historic lows, all of which aid loan performance due to their importance to the cash flows of the underlying properties. Most other commercial real estate asset classes saw similar improvements. The increased demand and cash flows have boosted the value of many commercial and multifamily properties towards the high end of the historical ranges.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. According to the Mortgage Bankers Association, commercial and multifamily loan maturities in 2014 were at their lowest point since 2009 in advance of a significant “wave of maturities” expected from 2015 through 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. With significantly fewer mortgage maturities in 2014 and an abundant supply of capital from CMBS, banks, life insurance companies, and the Agencies, competition for commercial real estate loans was fierce; consequently, our brokered originations increased only 1% from 2013 to 2014. Additionally, the fierce competition has put downward pressure on our gains from mortgage banking activities margin.

With property values for many fully leased commercial and multifamily assets at their highest point in recent years with near historic lows in capitalization rates and greatly improved property fundamentals, it has been difficult for borrowers to generate desired returns. As a result, many of our borrowers are seeking higher returns by identifying and acquiring the transitional properties that the Interim Program and the Bridge Program are designed to address. The growth in transitional lending was evident in 2014, as we originated $339.8 million of interim loans for our balance sheet compared to $147.8 million in 2013. We expect interim loan financing to be an active market in 2015. The demand for transitional lending has brought increased competition from lenders, specifically banks, life insurance companies, and, more recently, the GSEs. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

In March 2013, the FHFA, communicated a goal to reduce the GSEs’ 2013 multifamily loan origination volumes 10% from 2012 levels. The reduction in lending capacity during a period of increased competition from banks, life insurance companies, and CMBS adversely impacted the GSEs’ ability to compete for new multifamily mortgages. In addition, because the GSEs were operating uncapped for the first quarter of 2013, by the time the GSEs implemented changes to their 2013 business plan following the release of the scorecard, they were well ahead of the pace needed to stay within the newly established caps. As a result, the GSEs were not competing for new loans by the middle of Q2 2013 as they looked to manage their remaining allocations under the lending caps for the rest of the year. In late 2013, the FHFA named its new permanent Director, Melvin Watt. In May 2014, the FHFA announced the 2014 multifamily scorecard for the GSEs, the first under Director Watt, stating that the 2013 loan origination volume limits would remain unchanged in 2014, except that loans for affordable or manufactured housing communities would not count towards the limits. The publication of the 2014 scorecard led to a significant increase in the loan origination volumes for the GSEs in the second half of 2014 compared to the same period in 2013. The FHFA released its 2015 scorecard for the GSEs in January 2015. Fannie Mae’s loan origination limits remained unchanged, while Freddie Mac’s limits increased to $30.0 billion. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be outside of the loan origination limits.

In 2014, we originated $7.6 billion of multifamily mortgages with the GSEs, up $3.2 billion, or 71% year over year. In the first half of 2014, the GSEs originations were negatively impacted by the trough in mortgage maturities, as well as the uncertainty of the regulatory environment under newly appointed Director Watt, resulting in a decrease in GSE loan origination volume for the first half of 2014 compared to the same period in 2013. Following the release of the scorecard in May 2014, the GSEs actively competed for new deal flow, and originated new loans at an increased level during the second half of 2014 compared to the same period in 2013. We expect the GSEs to remain active and competitive for new deals in 2015. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. While it is not expected, a decline in GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volumes.

We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume in 2016 and beyond. As noted previously, we are diversifying and scaling our lending platform to limit the impact of such events on our ability to do business and meet our customers’ needs.

In response to increased demand from life insurance companies, banks, and CMBS for long-term, fixed-rate commercial and multifamily loans, and in preparation for the 2015-2017 wave of maturities, we have significantly grown our Capital Markets platform over the past few years, adding origination talent in Wisconsin, Florida, Arizona, California, Illinois, and Georgia. Additionally, on November 1, 2014, we closed the acquisition of Johnson Capital, doubling the size of our Capital Markets origination team and significantly expanding our brokerage network, especially in the Western and Southwestern United States. As we have grown our Capital Markets origination team, we also have expanded our network of life insurance companies and banks into which those originators can deliver new commercial and multifamily mortgages. As the demand from banks and life insurance companies has increased in recent years, our investments in this business have resulted in significant growth in brokered originations in the past few years. In 2013 we experienced significant growth in our brokered originations on multifamily properties as banks, life insurance companies, and CMBS took advantage of the uncertainty surrounding Fannie Mae and Freddie Mac following the release of the FHFA 2013 GSE scorecard that required a reduction in the GSEs’ multifamily loan origination volumes. The combination of record multifamily activity and commercial real estate loan maturities hitting their lowest levels since 2009 led to only a 1% increase in our brokered originations in 2014. While we expect the GSEs to continue to be very active in 2015, the anticipated wave of maturities within the broader commercial real estate market coupled with the acquisition of Johnson Capital should allow for significant growth in our brokered originations in 2015.

In addition to banks and life insurance companies, there has been a recent increase in demand for CMBS bonds backed by commercial and multifamily mortgages. The peak of the CMBS market was between 2005 and 2007, and after its collapse in 2008, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds has increased and we have experienced increased competition from an ever-growing CMBS mortgage origination market. According to Commercial Mortgage Alert (“CMA”), there are 36 CMBS lenders today, and originations from commercial and multifamily CMBS lenders were $94.1 billion in 2014, up 9% from 2013 and up from almost zero five years ago. CMA also forecasts that the CMBS origination market will increase to $124.0 billion in 2015 as the first wave of CMBS refinancing begins. It is the increased demand for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity upcoming in the next three years that led us to form the CMBS Partnership. We originated $89.5 million of loans for the CMBS Partnership in 2014, and the CMBS Partnership participated in two third-party securitizations in 2014, contributing $116.1 million of assets to the securitizations. Participating in these securitizations in 2014 is an important step for our CMBS Partnership and positions us to actively participate in the upcoming wave of refinancing.

The positive market dynamics that have benefitted the GSEs and broader capital markets have had the opposite effect on HUD’s multifamily business. As the economy has recovered and bank and CMBS capital has re-entered the market, borrowers have shied away from the long lead times required to secure a HUD loan. As a result, we originated $704 million of loans with HUD in 2014, down 38% from the previous year. Yet even with this significant decline in origination activity, our HUD team was able to achieve their 2014 revenue target due to strong gain-on-sale margins. As HUD’s multifamily business has declined, several of our competitors have diverted resources and capital away from their HUD businesses. We, on the other hand, have remained active in the HUD multifamily business, adding resources and scale to our HUD business, particularly in the area of seniors housing where HUD remains the dominant provider of capital. HUD maintains its $30 billion capital allocation for the 2015 Fiscal Year, although we believe it is unlikely HUD will reach that limit.

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

•	Performance of Multifamily and Other Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions and the continued existence of the GSEs. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, transaction volumes and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations and our interim lending programs.

•	The Level of Losses from Fannie Mae Risk-Sharing Obligations and from Loans Held for Investment. Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the loan’s unpaid principal balance on the origination date (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). As a result, a rise in defaults could have a material adverse effect on us. Additionally, we bear 100% of the risk of loss on loans held for investment. We have not experienced any losses, delinquencies, or defaults related to the loans held for investment. Defaults and other deteriorations in credit quality in our loans held for investment could materially adversely impact us.

•	The Price of Loans in the Secondary Market. Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

•	Market for Servicing Commercial Real Estate Loans. Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates and any risk-sharing obligations we undertake. Historically, we have only experienced much variation in the servicing fee rate we receive for Fannie Mae loans. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results over time.

•	The Percentage of Adjustable Rate Loans Originated. The adjustable rate mortgage loans (“ARMs”) we originate typically have less stringent prepayment protection features than fixed rate mortgage loans (“FRMs”), resulting in a shorter expected life for ARMs than FRMs. The shorter expected life for ARMs results in smaller MSRs recorded than for FRMs. Absent an increase in originations, an increase in the proportion of our loans originated that are ARMs could adversely impact the gains from mortgage banking activities we record.

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

Brokered loans tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments, and because the borrower will also have to pay an origination fee to the institutional lender.

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

Servicing Fees. We service nearly all loans we originate and some loans we broker. We earn servicing fees for performing certain loan servicing functions, such as processing loan, tax, and insurance payments and managing escrow balances. Servicing generally also includes asset management functions, such as monitoring the physical condition of the property, analyzing the financial condition and liquidity of the borrower, and performing loss mitigation activities as directed by the GSEs and HUD.

Our servicing fees on loans we originate provide a stable revenue stream. They are based on contractual terms, are earned over the life of the loan, and are generally not subject to significant prepayment risk. Our Fannie Mae and Freddie Mac servicing agreements provide for make-whole payments in the event of a voluntary prepayment. Accordingly, we currently do not hedge our servicing portfolio for prepayment risk. Any make-whole payments received are included in Other income.

HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee.

Net Warehouse Interest Income, Loans Held for Sale. We earn net interest income on loans funded through borrowings from our warehouse facilities from the time the loan is closed until the loan is sold pursuant to the loan purchase agreement. Each borrowing on a warehouse line relates to a specific loan for which we have already secured a loan sale commitment with an investor. Because of this “matched funding,” we typically do not incur warehouse interest expense in excess of the warehouse interest income for a particular loan. Related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income related to loans held for sale varies based on the period of time between the loan closing and the sale of the loan to the investor, the size of the average balance of the loans held for sale, and the net interest spread between the loan coupon rate and the cost of warehouse financing. Loans typically remain in the warehouse facility for up to 60 days. Loans that we broker for institutional investors and other investors are funded directly by them; therefore, there is no warehouse interest income or expense associated with brokered loan transactions.

Net Warehouse Interest Income, Loans Held for Investment. Similar to loans held for sale, we earn net interest income on loans held for investment during the period they are outstanding. We earn interest income on the loan, which is funded partially by an investment of our cash and through one of our interim warehouse credit facilities. The loans originated for investment are typically interest-only, variable-rate loans of terms up to three years. The warehouse credit facilities are variable rate. The interest rate reset date is typically the same for the loans and the credit facility. Similar to our loans held for sale, each borrowing under the warehouse facilities is for a specific loan, resulting in “matched funding.” Consequently, we do not incur warehouse interest expense for credit facilities used to fund loans held for investment without receiving interest income. Therefore, related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income related to loans held for investment varies based on the period of time the loans are outstanding, the size of the average balance of the loans held for investment, and the net interest spread between the loan coupon rate and the cost of warehouse financing.

Escrow Earnings and Other Interest Income. We earn interest income on property level escrow deposits in our servicing portfolio, generally based on a fixed placement fee negotiated with the financial institutions that hold the escrow deposits. Escrow earnings reflect interest income net of interest paid to the borrower, which generally equals a money market rate.

Other. Other income is comprised of fees for processing loan assumptions, pre-payment fee income, application fees, and other miscellaneous revenues related to our mortgage banking operations which are not directly attributable to the origination of a loan.

Costs and Expenses

Personnel. Personnel expense includes the cost of employee compensation and benefits, which include fixed and discretionary amounts tied to company and individual performance, commissions, severance expense, signing and retention bonuses, and share-based compensation.

Amortization and Depreciation. Amortization and depreciation is principally comprised of amortization of our MSRs. The MSRs are amortized using the interest method over the period that servicing income is expected to be received. We amortize the guaranty obligations evenly over their expected lives. We depreciate property, plant, and equipment ratably over their estimated useful lives.

Amortization of Intangible Assets. Amortization of intangible assets is principally related to the amortization of the mortgage pipeline intangible asset recognized in connection with acquisitions. For the years presented, the amortization relates primarily to the mortgage pipeline intangible asset recognized in the CW Acquisition. We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is probable of not rate locking.

Provision for Credit Losses. The provision for credit losses consists of two components: the provision associated with our risk-sharing loans and the provision associated with our loans held for investment. The provision for credit losses associated with risk-sharing loans is established at the loan level when the borrower has defaulted on the loan or we believe it is probable the borrower will default on the loan and a loss has been incurred. This provision is in addition to the guaranty obligation that is recognized when the loan is sold. The provision for credit losses associated with our loans held for investment is established collectively for loans that are not impaired and individually for loans that are impaired. Our estimates of value are based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value.

Other Operating Expenses. Other operating expenses include sub-servicing costs, facilities costs, travel and entertainment costs, marketing costs, professional fees, license fees, dues and subscriptions, corporate insurance premiums, and other administrative expenses. As a result of the completion of the CW Acquisition, we incurred certain costs that are unique to the CW Acquisition, significantly increasing the amount of other operating expenses for the year ended December 31, 2012.

Income Tax Expense. The Company is a C-corporation subject to both federal and state corporate tax. As of both December 31, 2014 and 2013, our combined effective federal and state tax rate was 38.3%.

Results of Operations

Following is a discussion of our results of operation for the years ended December 31, 2014, 2013, and 2012. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions and general economic conditions.

The results of operations for the year ended December 31, 2012 reflect only four months’ impact of the CW Acquisition, which materially affects the comparability of the results of operations from 2012 to 2013 and 2014. Please refer to “Selected Financial Data” and the table below, which provide supplemental data regarding our financial performance.

	For the year ended December 31,
(in thousands, except per share data)	2014	2013	2012
Origination Data:
Origination Volumes by Product Type
Fannie Mae	$4,000,278	$2,762,595	$3,329,639
Freddie Mac	3,626,276	1,709,781	1,685,447
Ginnie Mae—HUD	704,496	1,137,513	855,346
Brokered (1)	2,607,346	2,593,128	1,196,449
Interim Loans	339,802	192,020	35,304
CMBS (2)	89,508	—	—

Total Originations	$11,367,706	$8,395,037	$7,102,185

Key Performance Metrics:
Operating margin	23%	21%	22%
Adjusted operating margin (3)	23%	22%	31%
Return on equity	13%	11%	14%
Net income	$51,422	$41,530	$33,772
Adjusted EBITDA (3)	$84,804	$56,783	$29,377
Diluted EPS	$1.58	$1.21	$1.31
Adjusted diluted EPS (3)	$1.59	$1.28	$1.87

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	41%	42%	42%
Other operating expenses	10%	12%	13%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.10%	1.33%	1.32%
Gains attributable to MSRs	0.85%	1.10%	1.30%
Gains attributable to MSRs, as a percentage of GSE and HUD origination volume (4)	1.16%	1.64%	1.58%

	As of December 31,
	2014	2013	2012
Servicing Portfolio by Product Type:
Fannie Mae	$20,521,425	$19,352,880	$18,854,611
Freddie Mac	12,916,705	10,271,732	9,114,221
Ginnie Mae—HUD	5,828,981	5,044,193	4,642,380
Brokered (1)	4,423,396	4,132,602	2,549,287
Interim Loans	225,318	135,620	9,500
CMBS (5)	116,065	—	—

Total Servicing Portfolio	$44,031,890	$38,937,027	$35,169,999

Key Servicing Metric (end of period):
Weighted-average servicing fee rate	0.24%	0.24%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.

(2)	Brokered transactions for the CMBS Partnership. For the years ended December 31, 2014, 2013, and 2012, the CMBS Partnership’s loan originations totaled $116.1 million, $0, and $0, respectively.
(3)	This is a non-GAAP financial measure. For more information on our non-GAAP financial measures, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or interim loan program and CMBS originations.
(5)	All loans originated by the CMBS Partnership, whether brokered by us or not, are serviced by us.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overview

Our income from operations was $83.9 million for the year ended December 31, 2014 compared to $66.8 million for the year ended December 31, 2013, a 26% increase. Our total revenues were $360.8 million for the year ended December 31, 2014 compared to $319.0 million for the year ended December 31, 2013, a 13% increase. Our total expenses were $276.9 million for the year ended December 31, 2014 compared to $252.3 million for the year ended December 31, 2013, a 10% increase. Our operating margin was 23% for the year ended December 31, 2014 compared to 21% for the year ended December 31, 2013. The increase in revenues was largely the result of increases in servicing fees, net warehouse interest income, and gains from mortgage banking activities. Servicing fees increased due to an increase in the average servicing portfolio from $37.6 billion during 2013 to $40.4 billion during 2014. The increase in net warehouse interest income was due primarily to a 37% increase in the average daily balance of loans held for sale and a 202% increase in the average balance of loans held for investment. The increase in gains from mortgage banking activities is primarily the result of a significant increase in loan origination volume from 2013 to 2014. The growth in expenses was primarily attributable to increased commission costs due to increased loan origination volumes and increased bonus expense due to our improved financial performance year over year, partially offset by lower salaries and benefit expenses due to a cost reduction effort implemented in 2013, which reduced headcount. Additionally, interest expense on corporate debt increased primarily due to an increase in the average balance of corporate debt outstanding and due to an increase in the interest rate paid period over period.

Our net income was $51.4 million for the year ended December 31, 2014 compared to $41.5 million for the year ended December 31, 2013, a 24% increase.

Revenues

Gains from Mortgage Banking Activities. Gains from mortgage banking activities were $222.0 million for the year ended December 31, 2014 compared to $203.7 million for the year ended December 31, 2013, a 9% increase. Gains from mortgage banking activities reflect the loan origination fees, premiums or losses from the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The increase was largely the result of a 35% increase in loan origination volume, partially offset by a decrease in origination fees as a percentage of loan origination volumes (“origination fee rate”) and a decrease in MSR income as a percentage of loan origination volume (“MSR rate”). The decreases in the MSR rate and the origination fee rate were the result of (i) the increased competition for multifamily and commercial real estate loan originations as discussed more fully above in the Overview of Current Business Environment section (ii) a small increase in lower margin loan originations as a percentage of total loan origination volumes, and (iii) a large increase in adjustable rate loan origination volume as a percentage of loan origination volume.

Servicing Fees. Servicing fees were $98.4 million for the year ended December 31, 2014 compared to $90.2 million for the year ended December 31, 2013, a 9% increase. The increase was primarily attributable to a 7% increase in the average servicing portfolio to $40.4 billion during 2014 from $37.6 billion during 2013 due to loan origination volumes exceeding the amount of loan maturities, payoffs, and amortization during the year.

Net Warehouse Interest Income, loans held for sale. Net warehouse interest income from loans held for sale was $11.3 million for the year ended December 31, 2014 compared to $6.2 million for the year ended December 31, 2013, an 83% increase. The increase is primarily attributable to a 14% increase in the net warehouse margin and a 37% increase in the average daily outstanding warehouse balance. The components of net warehouse interest income from loans held for sale are:

	For the year ended December 31,
	2014	2013
(in thousands)
Warehouse interest income—loans held for sale	$24,615	$17,576
Warehouse interest expense—loans held for sale	(13,272)	(11,362)

Net Warehouse interest income—loans held for sale	$11,343	$6,214

Net Warehouse Interest Income, loans held for investment. Net warehouse interest income from loans held for investment was $6.2 million for the year ended December 31, 2014 compared to $1.2 million for the year ended December 31, 2013, a 400% increase. The increase was primarily due to a larger average balance outstanding during 2014 than 2013, from $62.5 million during 2013 to $188.6 million during 2014. The components of net warehouse interest income from loans held for investment are:

	For the year ended December 31,
(in thousands)	2014	2013
Warehouse interest income—loans held for investment	$11,092	$3,583
Warehouse interest expense—loans held for investment	(4,941)	(2,352)

Net Warehouse interest income—loans held for investment	$6,151	$1,231

Other. Other income was $18.4 million for the year ended December 31, 2014 compared to $13.7 million for the year ended December 31, 2013, a 34% increase. The increase is primarily attributable to a $6.9 million increase in loan prepayment fees, partially offset by a $1.8 million decrease in servicing termination fees. In 2013, we received a $1.8 million servicing termination fee from Fannie Mae. There was no comparable transaction in 2014.

Expenses

Personnel. Personnel expense was $149.4 million for the year ended December 31, 2014 compared to $133.7 million for the year ended December 31, 2013, a 12% increase. The increase was primarily attributable to increases in loan originator commissions due to higher loan origination volumes year over year and an increase in bonus expense due to our improved financial performance year over year. The increase was partially offset by lower salaries expense due to a 2013 cost reduction effort that reduced headcount.

Amortization and Depreciation. Amortization and depreciation expense was $79.4 million for the year ended December 31, 2014 compared to $72.9 million for the year ended December 31, 2013, a 9% increase. The increase was primarily attributable to loan origination activity and the resulting growth in the capitalization of MSRs in 2014 and the addition of $8.2 million of MSRs in 2014 from the Johnson Capital acquisition. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment or default of the underlying loan prior to its scheduled maturity. During 2014, write-offs of MSRs increased $0.8 million from the prior year to $11.4 million.

Amortization of Intangible Assets. Amortization of intangible assets was $0.8 million for the year ended December 31, 2014 compared to $3.1 million for the year ended December 31, 2013, a 75% decrease. Amortization of intangible assets is principally related to the amortization of the mortgage pipeline intangible asset recognized in connection with the CW Acquisition. We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is probable of not rate locking. Many of the loan applications underlying the mortgage pipeline intangible asset were expected to, and did, rate lock within several months of the CW Acquisition in September 2012, resulting in most of the amortization occurring in 2012 and 2013.

Provision for Credit Losses. The provision for credit losses was $2.2 million for the year ended December 31, 2014 compared to $1.3 million for the year ended December 31, 2013, a 67%, increase. The increase is primarily attributable to an increase in the 60+ day delinquency rate from 0.02% of the at risk portfolio at December 31, 2013 to 0.10% of the at risk portfolio at December 31, 2014. The increase in the 60+ day delinquency rate relates to loans on one property in our at-risk portfolio. Additionally, during 2013, a loan for which we had previously recorded a loss reserve paid off with no loss to us, resulting in a net recapture of previous provision recorded. The timing of loans becoming probable of loss is unpredictable (as many factors can, and often do, play a role in determining when a loan is probably of loss). We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received. The credit quality of our at risk servicing portfolio remains strong as of December 31, 2014.

Interest Expense on Corporate Debt. The interest expense on corporate debt was $10.3 million for the year ended December 31, 2014 compared to $3.7 million for the year ended December 31, 2013, a 175% increase. This increase was primarily attributable to a 104% increase in the average corporate debt outstanding. In addition, the average interest rate on our corporate debt outstanding increased approximately 150 basis points for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Other Operating Expenses. Other operating expenses were $34.8 million for the year ended December 31, 2014 compared to $37.6 million for the year ended December 31, 2013, a 7% decrease. The decrease was primarily attributable to a decrease in rent expense, travel and entertainment expense, and professional fees. The decrease in rent expense was due to decreased annual rent as a result of a reduction in the office space associated with our Needham, MA office during the second quarter of 2013. Additionally, we incurred a modification fee of $0.8 million associated with the lease for our Needham, MA office in the second quarter of 2013 with no comparable expense in 2014. The decrease in travel and entertainment expense relates to the decrease in average headcount period over period. The decrease in professional fees is due to a decrease in external recruiting costs period over period.

Income Tax Expense. Income tax expense was $32.5 million for the year ended December 31, 2014 compared to $25.3 million for the year ended December 31, 2013, a 29% increase. The increase is due primarily to an increase in income from operations year over year.

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

Gains from mortgage banking activities increased due to higher overall origination volumes, partially offset by a 19 basis point decrease in fees as a percentage of loan origination volume. Servicing fees increased due to an increase in the average servicing portfolio from $22.5 billion during 2012 to $37.6 billion during 2013. The growth in expenses was primarily attributable to personnel expenses from the increased headcount after the CW Acquisition and increases in amortization and depreciation due to the growth of the MSR portfolio, partially offset by a decrease in amortization of intangible assets.

Our net income was $41.5 million for the year ended December 31, 2013, compared to $33.8 million for the year ended December 31, 2012, a 23% increase.

Revenues

Gains from Mortgage Banking Activities. Gains from mortgage banking activities were $203.7 million for the year ended December 31, 2013 compared to $186.5 million for the year ended December 31, 2012, a 9% increase. Gains reflect the loan origination fees, premiums or losses from the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. The increase is attributable to the increase in the volume of loans originated year over year due to internal growth and the CW Acquisition. Loan origination volumes increased to $8.4 billion in 2013, compared to $7.1 billion in 2012, an 18% increase. The increase in revenue due to loan origination volumes was partially offset by a 20 basis point decline in the average fair value of the expected net cash flows associated with servicing the loan as a percentage of loan origination volume. The 20 basis point decline was the result of the change in the loan origination mix year over year, with more of the volume in 2013 coming from transactions where we do not generate expected cash flows associated with servicing the loans.

Servicing Fees. Servicing fees were $90.2 million for the year ended December 31, 2013 compared to $52.2 million for the year ended December 31, 2012, a 73% increase. The increase was primarily attributable to a 67% increase in the average servicing portfolio to $37.6 billion at December 31, 2013 from $22.5 billion at December 31, 2012, combined with a slight increase in the weighted average servicing fee. The increase in the average servicing portfolio was due to the $14.5 billion servicing portfolio from the CW Acquisition and 2013 loan origination volume.

Net Warehouse Interest Income, loans held for sale. Net warehouse interest income from loans held for sale was $6.2 million for the year ended December 31, 2013 compared to $4.4 million for the year ended December 31, 2012, a 42% increase. The increase is primarily attributable to a 94% increase in the net warehouse margin, partially offset by a 4% decrease in the average outstanding warehouse balance. The components of net warehouse interest income from loans held for sale are:

	For the year ended December 31,
(in thousands)	2013	2012
Warehouse interest income—loans held for sale	$17,576	$16,562
Warehouse interest expense—loans held for sale	(11,362)	(12,201)

Net warehouse interest income—loans held for sale	$6,214	$4,361

Net Warehouse Interest Income, loans held for investment. Net warehouse interest income from loans held for investment was $1.2 million for the year ended December 31, 2013 compared to $0.3 million for the year ended December 31, 2012, a 301% increase. The increase was due to a larger average balance outstanding during 2013 than 2012. The components of net warehouse interest income from loans held for investment are:

	For the year ended December 31,
(in thousands)	2013	2012
Warehouse interest income—loans held for investment	$3,583	$799
Warehouse interest expense—loans held for investment	(2,352)	(492)

Net warehouse interest income—loans held for investment	$1,231	$307

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

Expenses

Personnel. Personnel expense was $133.7 million for the year ended December 31, 2013 compared to $109.0 million for the year ended December 31, 2012, a 23% increase. The increase was primarily attributable to increases in loan originator commissions and salaries. Salaries increased as we increased our average headcount due the CW Acquisition from 271 for the year ended December 31, 2012 to 433 for the year ended December 31, 2013. Loan originator commissions increased due to the increase in loan origination volumes year over year.

Amortization and Depreciation. Amortization and depreciation expense was $72.9 million for the year ended December 31, 2013 compared to $38.7 million for the year ended December 31, 2012, an 88% increase. The increase was primarily attributable to loan origination activity and resulting growth in the capitalization of MSRs in 2013 and the addition of $124.6 million of MSRs in 2012 from the CW Acquisition. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment or default of the underlying mortgage prior to its scheduled maturity. During 2013, write-offs of MSRs increased $3.7 million from the prior year to $10.6 million.

Amortization of Intangible Assets. Amortization of intangible assets was $3.1 million for the year ended December 31, 2013 compared to $15.3 million for the year ended December 31, 2012, an 80% decrease. Amortization of intangible assets is principally related to the amortization of the mortgage pipeline intangible asset recognized in connection with the CW Acquisition. We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is probable of not rate locking. Many of the loan applications underlying the mortgage pipeline intangible asset were expected to, and did, rate lock within several months of the CW Acquisition, resulting in most of the amortization occurring in 2012.

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

Other Operating Expenses. Other operating expenses were $37.6 million for the year ended December 31, 2013 compared to $33.2 million for the year ended December 31, 2012, a 13% increase. The increase was primarily attributable to increases in rent, insurance, and licensing expenses due to the CW Acquisition and a $1.2 million loss on extinguishment of debt recorded in connection with the payoff of our existing $83.0 million term note. There was no comparable loss on extinguishment of debt in 2012. These increases were partially offset by decreases in professional services expenses incurred in 2012 in connection with the CW Acquisition but not incurred in 2013.

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

The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. For more information on these non-GAAP financial measures, refer to the following:

•	reconciliation of income from operations to pro forma net income, included in our “Selected Financial Data” above and

•	adjusted financial metrics reconciliation to GAAP, included in the “Operating Results” below and our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Pro forma net income adjusts income from operations, as reported, by applying our estimated effective federal and state income tax rates as if we were a corporate tax payer for 2010. Management uses this non-GAAP measure in comparing our operating results with historical performance and believes it provides meaningful and comparable information to management and investors to assist in their review of our performance relative to prior periods and our competitors.

The adjusted metrics exclude acquisition and integration costs specifically related to the CW Acquisition, amortization of customer contracts and other intangible assets acquired from CWCapital, severance and lease restructuring charges related to our fourth quarter 2013 expense reduction efforts, early extinguishment of our term loan facility, and revenues from the termination fee related to the transfer of servicing for a portion of the Fannie Mae small loan portfolio.

In addition, we present adjusted EBITDA, which is not a recognized measurement under GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, GAAP net income. Adjusted EBITDA represents GAAP net income before income taxes, adjusted for interest expense on our term loan facility, amortization and depreciation, provision for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs. In addition, adjusted EBITDA further excludes the impact of the CW Acquisition, integration and restructuring costs, severance and lease restructuring charges related to our fourth quarter 2013 expense reduction efforts, early extinguishment of our term loan facility, and revenues from the termination fee related to the transfer of servicing for a portion of the Fannie Mae small loan portfolio that are not considered part of our ongoing operations. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

Adjusted net income, adjusted diluted earnings per share, adjusted total expenses, adjusted income from operations, adjusted operating margin, and adjusted EBITDA are calculated as follows:

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Reconciliation of GAAP Net Income and GAAP Diluted Earnings Per Share to Adjusted Net Income and Adjusted Diluted Earnings Per Share
GAAP net income	$51,422	$41,530	$33,772
Shares (1)	32,624	34,336	25,845

GAAP diluted earnings per share	$1.58	$1.21	$1.31

GAAP net income	$51,422	$41,530	$33,772
Adjustments:
Severance costs (2)	$—	$429	$2,223
Amortization of intangible assets	509	3,009	15,182
Deal-related expenses (3)	—	—	6,538
Lease modification and exit charges	—	1,137	—
Loss on extinguishment of debt	—	1,214	—
Gain on termination of servicing (4)	—	(1,838)	—
Income tax impact of adjustments	(195)	(1,513)	(9,314)

Adjusted net income	$51,736	$43,968	$48,401
Shares (1)	32,624	34,336	25,845

Adjusted diluted earnings per share	$1.59	$1.28	$1.87

Reconciliation of GAAP Income from Operations and GAAP Operating Margin to Adjusted Income from Operations and Adjusted Operating Margin
GAAP income from operations	$83,912	$66,787	$55,770
Total revenues	360,772	319,039	256,770

GAAP operating margin	23%	21%	22%

GAAP income from operations	$83,912	$66,787	$55,770
Adjustments:
Severance costs (2)	$—	$429	$2,223
Amortization of intangible assets	509	3,009	15,182
Deal-related expenses (3)	—	—	6,538
Lease modification and exit charges	—	1,137	—
Loss on extinguishment of debt	—	1,214	—
Gain on termination of servicing (4)	—	(1,838)	—

Adjusted income from operations	$84,421	$70,738	$79,713
Total revenues	360,772	319,039	256,770

Adjusted operating margin	23%	22%	31%

Reconciliation of GAAP Total Expenses to Adjusted Total Expenses
GAAP total expenses	$276,860	$252,252	$201,000
Adjustments:
Severance costs (2)	$—	$429	$2,223
Amortization of intangible assets	509	3,009	15,182

ADJUSTED FINANCIAL METRICS RECONCILIATION TO GAAP (continued)

	For the year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Deal-related expenses (3)	—	—	6,538
Lease modification and exit charges	—	1,137	—
Loss on extinguishment of debt	—	1,214	—

Adjusted total expenses	$276,351	$246,463	$177,057

Reconciliation of GAAP Net Income to Adjusted EBITDA
GAAP net income	$51,422	$41,530	$33,772
Recurring Adjustments:
Income tax expense	32,490	25,257	21,998
Interest expense	10,311	3,743	1,649
Amortization and depreciation	79,629	72,946	38,743
Provision for credit losses	2,206	1,322	3,140
Net write-offs	(5,242)	(9,188)	(6,450)
Stock compensation expense	9,994	9,194	5,176
Gains attributable to mortgage servicing rights (5)	(96,515)	(91,972)	(92,594)
Other Adjustments:
Severance costs (2)	—	429	2,223
Amortization of intangible assets	509	3,009	15,182
Deal-related expenses (3)	—	—	6,538
Lease modification and exit charges	—	1,137	—
Loss on extinguishment of debt	—	1,214	—
Gain on termination of servicing (4)	—	(1,838)	—

Adjusted EBITDA	$84,804	$56,783	$29,377

(1):	Diluted weighted average shares outstanding.
(2):	Severance costs incurred in connection with acquisitions (2012) and a cost reduction plan (2013).
(3):	Includes legal, advisory fees, other professional fees, and a transition services agreement incurred in connection with acquisitions.
(4):	Gain attributable to the termination of the servicing rights associated with a portion of our Fannie Mae small loan portfolio.
(5):	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Adjusted Net Income and Adjusted Income from Operations. Adjusted net income was $51.7 million for the year ended December 31, 2014 compared to $44.0 million for the year ended December 31, 2013, an 18% increase. The increase was primarily a result of increases in gains from mortgage banking activities of $18.3 million, servicing fees of $8.2 million, and net warehouse interest income of $10.0 million, partially offset by an increase in personnel expense of $16.1 million, an increase in amortization and depreciation of $6.5 million, and an increase in interest expense on corporate debt of $6.6 million. Gains from mortgage banking activities increased primarily due to an increase in loan origination volumes. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Net warehouse interest income increased primarily due to increases in the average outstanding balances of loans held for sale and loans held for investment year over year. The increase in personnel expense was primarily due to an increase in commission costs due to increased loan origination volume and increased bonus expense due to our improved financial performance year over year, partially offset by a decrease in salaries expense from a 2013 cost reduction effort, which reduced headcount. The increase in amortization and depreciation expense is primarily related to loan origination activity and the resulting growth in the capitalization of MSRs in 2014. The increase in interest expense on corporate debt was primarily attributable to an increase in the average principal balance of corporate debt outstanding year over year coupled with an increase in the average interest rate on our corporate debt outstanding.

Adjusted Diluted Earnings per Share. Adjusted diluted earnings per share was $1.59 for the year ended December 31, 2014 compared to $1.28 for the year ended December 31, 2013, a 24% increase. The increase was attributable to an increase in adjusted net income year over year coupled with a decrease in the diluted weighted average shares outstanding from 2013 to 2014 as a result of our repurchase of 2.5 million shares of our common stock in March 2014.

Adjusted Operating Margin. Adjusted operating margin was 23% for the year ended December 31, 2014 compared to 22% for the year ended December 31, 2013, a 5% increase.

Adjusted Total Expenses. Adjusted total expenses were $276.4 million for the year ended December 31, 2014 compared to $246.5 million for the year ended December 31, 2013, a 12% increase. The increase in adjusted total expenses is primarily the result of a $16.1 million increase in personnel expense, a $6.5 million increase in amortization and depreciation, and a $6.6 million increase in interest expense on corporate debt. The increase in personnel expense was primarily due to an increase in commission costs due to the increased loan origination volume and an increase in bonus expense due to our improved financial performance year over year, partially offset by a decrease in salaries expense from a 2013 cost reduction effort, which reduced headcount. The increase in amortization and depreciation expense is primarily related to loan origination activity and the resulting growth in the capitalization of MSRs in 2014. The increase in interest expense on corporate debt was primarily attributable to an increase in the average principal balance of corporate debt outstanding year over year coupled with an increase in the average interest rate on our corporate debt outstanding.

Adjusted EBITDA. Adjusted EBITDA was $84.8 million for the year ended December 31, 2014 compared to $56.8 million for the year ended December 31, 2013, a 49% increase. The increase was primarily attributable to an increase in loan origination fees, servicing fees, net warehouse interest income, and other income of $38.5 million and a decrease in net write offs of $3.9 million, partially offset by a $15.3 million increase in personnel expense. The increase in loan origination fees is primarily related to the increase in the volume of loans originated, partially offset by a decrease in origination fee rate year over year. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Net warehouse interest income increased primarily due to an increase in the average outstanding balances of loans held for sale and loans held for investment year over year. Other income increased due to an increase in loan prepayment fees. The decrease in net write offs was due to a decrease in the volume of risk-sharing losses settled with Fannie Mae. The increase in personnel expense was primarily due to an increase in commission costs due to the increased loan origination volume and an increase in bonus expense due to our improved financial performance year over year, partially offset by a decrease in salaries expense from a 2013 cost reduction effort, which reduced headcount.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Adjusted Net Income and Adjusted Income from Operations. Adjusted net income was $44.0 million for the year ended December 31, 2013 compared to $48.4 million for the year ended December 31, 2012, a 9% decrease. Adjusted income from operations was $70.7 million for the year ended December 31, 2013 compared to $79.7 million for the year ended December 31, 2012, an 11% decrease. The decrease was due primarily to increases in personnel expense of $26.4 million and amortization and depreciation of $34.2 million, partially offset by increases in gains from mortgage banking activities of $17.1 million and servicing fees of $38.0 million. Personnel expense increased due to growth in headcount following the CW Acquisition and increased commissions expense from an increase in loan origination volume. Amortization and depreciation increased due to growth in the MSR portfolio following the CW Acquisition and continued growth of the portfolio through new originations. Gains from mortgage banking activities increased as a result of higher loan origination volume due to the CW Acquisition and internal growth. Servicing fees increased as a result of a higher average servicing portfolio due to 2013 loan origination volume and the $14.5 billion servicing portfolio obtained in the CW Acquisition.

Adjusted Diluted Earnings per Share. Adjusted diluted earnings per share was $1.28 for the year ended December 31, 2013 compared to $1.87 for the year ended December 31, 2012, a 32% decrease. The decrease was attributable to a decrease in adjusted net income year over year and an increase in the average diluted weighted shares outstanding from 2012 to 2013 due to shares issued as purchase price consideration in the CW Acquisition.

Adjusted Operating Margin. Adjusted operating margin was 22% for the year ended December 31, 2013 compared to 31% for the year ended December 31, 2012, a 29% decrease.

Adjusted Total Expenses. Adjusted total expenses were $246.5 million for the year ended December 31, 2013 compared to $177.1 million for the year ended December 31, 2012, a 39% increase. The increase in adjusted total expenses is primarily the result of a $34.2 million increase in amortization and depreciation and a $24.6 million increase in personnel expense. Amortization and depreciation increased primarily due to the growth of the MSR portfolio following the CW Acquisition and the continued growth of the portfolio through new originations. Also included in amortization and depreciation are write-offs of MSRs. During 2013, write-offs of MSRs increased $3.7 million from the prior year to $10.6 million. Personnel expense increased due to the growth in headcount following the CW Acquisition and due to increased commissions expense from an increase in loan origination volume due to the CW Acquisition and internal growth.

Adjusted EBITDA. Adjusted EBITDA was $56.8 million for the year ended December 31, 2013 compared to $29.4 million for the year ended December 31, 2012, a 93% increase. The increase was primarily a result of a $17.8 million increase in loan origination fees and a $38.0 million increase in servicing fees, partially offset by increases in commissions and net write-offs. Loan origination fees increased due to the CW Acquisition and internal growth. Servicing fees increased due to the $14.5 billion servicing portfolio acquired in the CW Acquisition and 2013 loan origination volume. Commissions increased due to an increase in loan origination volumes, and net write-offs increased as more losses reserved for in prior years were settled with Fannie Mae.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income, and other income, net of loan purchases and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings, and the period of time loans are held for sale in the warehouse.

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

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Our unrestricted cash balance was $113.4 million and $170.6 million as of December 31, 2014 and 2013, respectively, a $57.2 million decrease. The decrease is primarily the result of an increase in restricted cash and pledged securities of $26.5 million, an increase of $89.7 million in the unpaid principal balance of loans held for investment, net, $35.5 million of cash used to purchase common stock from one of our largest stockholders, and $17.6 million of cash used for the Johnson Capital acquisition, partially offset by a net increase in interim notes payable borrowings of $68.1 million.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. Cash used in operating activities was $729.5 million for the year ended December 31, 2014 compared to $836.9 million provided by operating activities for the year ended December 31, 2013. The decrease in cash flows from operations in 2014 is primarily attributable to the use of $776.5 million to fund loan originations, net of sales of loans to third parties, compared to the receipt of $797.7 million for loan originations, net of sales of loans to third parties in 2013. The use or receipt of cash attributable to loan originations, net of sales varies period over period based on the timing of loan originations and subsequent sales.

Excluding cash provided by and used in the sale and purchase of loans, cash flows provided by operations were $47.0 million for the year ended December 31, 2014 compared to $39.2 million used in operations for the year ended December 31, 2013. The increase is primarily attributable to an increase in cash of $31.7 million provided by accounts payable and other liabilities and an increase in cash of $12.7 million provided by performance deposits from borrowers, partially offset by a decrease in cash of $18.5 million provided by other assets, a decrease in cash of $12.0 million provided by restricted cash and pledged securities, a decrease in deferred tax expense of $8.0 million, and a decrease in cash of $7.5 million provided by servicing fees and other receivables. These year-over-year changes are principally related to timing differences year over year, with the exception of the change in restricted cash and pledged securities. We continue to use cash to fund pledged securities to cover the collateral requirements of our risk-sharing obligations with Fannie Mae as the Fannie Mae risk-sharing portfolio continues to grow. The growth in that portfolio was larger in 2014 than 2013 due to the growth in Fannie Mae loan origination volumes in 2014 compared to 2013.

We invested $115.6 million and $130.6 million for the year ended December 31, 2014, and 2013, respectively, a $15.3 million decrease year over year. The decrease in cash invested in 2014 is primarily the result of a decrease of $36.4 million in net cash invested in loans held for investment, partially offset by $23.4 million net cash invested for acquisitions in 2014 compared to none in 2013.

Cash provided by financing activities was $787.9 million for the year ended December 31, 2014 compared to $600.7 million cash used by financing activities for the year ended December 31, 2013. The increase is primarily attributable to the net borrowings of warehouse notes payable and note payable of $841.3 million in 2014, compared to net repayments of $619.1 million in 2013. The increase was partially offset by a $34.6 million increase in cash used to repurchase our common stock and a reduction of $44.1 million in secured borrowing activity year over year.

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

We invested $130.6 million and $222.1 million for the year ended December 31, 2013, and 2012, respectively, a $91.5 million decrease year over year. The decrease in cash invested in 2013 is primarily the result of net cash paid in 2012 for the CW Acquisition of $208.1 million and none in 2013, partially offset by net cash of $126.1 million invested in loans held for investment in 2013, compared to only $9.4 million in 2012.

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

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, and (ii) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent and advances on insurance and tax payments if the escrow funds are insufficient. In 2012, we repaid our term note payable and replaced it with a new $83.0 million note to facilitate the CW Acquisition. In December 2014, we secured a $175.0 million term note and used a portion of the proceeds to pay off the remaining unpaid principal balance of the 2012 term note.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support its obligation under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2014 and 2013. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2014, the net worth requirement was $98.6 million, and our net worth was $326.0 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC. As of December 31, 2014, we were required to maintain at least $19.0 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2014, we had operational liquidity of $125.3 million, as measured at our wholly owned subsidiary, Walker & Dunlop, LLC.

We currently retain all earnings for the operation and expansion of our business and, therefore, do not pay cash dividends on our common stock. We may opportunistically repurchase stock if we believe market conditions support such activity.

Historically, our cash flows from operations have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. Similarly, we believe that cash flows from operations should be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities and Cash

Restricted cash and pledged securities and cash consist primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and collateral for our risk-sharing obligations. The amount of collateral required by Fannie Mae and Freddie Mac (whenever loss sharing is applicable) is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. As of December 31, 2014, and December 31, 2013 we pledged securities and cash to collateralize our risk-sharing obligations of $67.7 million and $49.7 million, respectively, all of which were in excess of current requirements.

We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. On March 29, 2013, Fannie Mae announced changes to the DUS Capital Standards that were retroactive to January 1, 2013. These changes were as follows:

•	Restricted liquidity requirements for Tier 1 loans were immediately increased from 90 basis points to 110 basis points for all new and any existing Tier 1 loans. We have an insignificant number of Tier 1 loans in our portfolio; therefore, the incremental restrictive liquidity requirement did not have a material impact on the Company’s operations during 2014, and we do not expect it to have a material impact on future operations;

•	Restricted liquidity requirements for existing Tier 2 loans were increased from 60 basis points to 75 basis points. The restricted liquidity requirement on new Tier 2 loans will continue to be funded over a 48 month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirement on existing Tier 2 mortgage loans will increase gradually by three basis points per quarter for eight quarters through December 31, 2014.

•	Restricted liquidity held as collateral in the form of US Treasuries experienced a collateral reduction increasing from 0% to 3%, the discount on US Federal Agency Securities increased from 3% to 4%, and the discount on money market funds holding US Treasuries increased from 0% to 5%. As of December 31, 2014, we held substantially all of our restricted liquidity in money market funds holding US Treasuries.

We are in compliance with the December 31, 2014 collateral requirements as outlined above. As of December 31, 2014, reserve requirements for the December 31, 2014 DUS loan portfolio will require us to fund $36.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any changes to have a material impact on our future operations; however, future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of December 31, 2014.

Sources of Liquidity: Warehouse Facilities

Agency Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs, we have four warehouse facilities that we use to fund substantially all of our loan originations. As of December 31, 2014, we had three committed warehouse lines of credit in the aggregate amount of $1.6 billion with certain national banks and a $475.0 million uncommitted facility with Fannie Mae. Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Agency Warehouse Facility #1:

We have a Warehousing Credit and Security Agreement with a national bank for a $725.0 million committed warehouse line that is scheduled to mature on November 2, 2015. The total commitment amount of $725.0 million as of December 31, 2014 consists of a base committed amount of $425.0 million and a temporary increase of $300.0 million, as more fully described below. The Warehousing Credit and Security Agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus 150 basis points. The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on our operating subsidiary (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by us, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

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

On August 26, 2014, we executed the seventh amendment to the warehousing credit and security agreement that extended the maturity date of the facility to November 3, 2014. On September 24, 2014, we executed a warehousing termination agreement that reduced the maximum borrowing amount from $575.0 million to $425.0 million. On November 3, 2014, we executed the eighth amendment to the warehousing credit and security agreement, which extended the maturity date to November 2, 2015 and provided a temporary $300.0 million increase in the maximum borrowing capacity. The temporary increase was effective from the date of execution to December 5, 2014. On December 22, 2014, the Company executed a temporary commitment increase agreement, which temporarily increased the maximum borrowing capacity from $425.0 million to $725.0 million. The temporary increase was effective for the period from December 23, 2014 through January 30, 2015. No other material modifications have been made to the agreement.

Agency Warehouse Facility #2:

We have a $650.0 million committed warehouse agreement with a national bank. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 150 basis points. On June 17, 2014, we executed the second amendment to the amended and restated warehousing credit and security agreement that extended the maturity date of the facility to June 23, 2015. No other material modifications have been made to the agreement.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

On September 24, 2014, we executed a Mortgage Warehousing Credit and Security Agreement that established Agency Warehouse Facility #3. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $200.0 million and is scheduled to mature on September 23, 2015. The borrowings under the warehouse agreement bear interest at a rate of average 30-day LIBOR plus 1.40%. On November 21, 2014, we executed the first amendment to the credit agreement, which provides for a temporary increase in the maximum borrowing amount of $39.0 million through March 20, 2015. No other material modifications have been made to the agreement.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Uncommitted Agency Warehouse Facility:

We have a $475.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at the average 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. As of December 31, 2014, we had $16.1 million of borrowings outstanding under this program with a corresponding principal amount of loans held for sale. There is no expiration date for this facility. On January 1, 2015, a temporary increase to the ASAP line expired, and the maximum uncommitted amount returned to $400.0 million.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities in the aggregate amount of $260.0 million with certain national banks. Consistent with industry practice, one of these facilities is a revolving commitment we expect to renew annually and two are revolving commitments we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have a $75.0 million committed warehouse line agreement that is scheduled to mature on September 21, 2015. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 200 basis points. Borrowings under the facility are full recourse to the Company.

On September 17, 2014, we executed the fourth amendment to the warehousing credit and security agreement that increased the borrowing capacity from $35.0 million to $75.0 million and extended the maturity date of the facility to September 21, 2015. Additionally, the financial covenants were amended to conform to the financial covenants of similar agreements we have with other third parties. No other material modifications were made to the agreement.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Interim Warehouse Facility #2:

We have a $135.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2015. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings originally bear interest at the average 30-day LIBOR plus 200 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.

On April 15, 2014, we executed the first amendment to the amended and restated warehousing credit and security agreement that increased the borrowing capacity from $100.0 million to $135.0 million. No other material modifications have been made to the agreement.

The credit agreement, as amended and restated, requires the borrower and the Company to abide by the same financial covenants as Agency Warehouse Facility #1, described above, with the following additional financial covenants:

•	rolling four-quarter EBITDA, as defined, of not less than $35 million and

•	debt service coverage ratio, as defined, of not less than 2.75 to 1.0

Interim Warehouse Facility #3:

On May 19, 2014, we executed a Master Repurchase and Securities Contract (“Repurchase Agreement”) that established Interim Warehouse Facility #3. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. The facility provides for a maximum borrowing amount of $50.0 million, and is scheduled to mature on May 19, 2016. The borrowings under the agreement bear interest at a rate of average 30-day LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances.

The Repurchase Agreement requires the borrower and the Company to abide by the following financial covenants:

•	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

•	liquid assets of the Company of not less than $15.0 million,

•	leverage ratio, as defined, of not more than 3.0 to 1.0, and

•	debt service coverage ratio, as defined, of not less than 2.75 to 1.0.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of December 31, 2014, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Debt Obligations

On September 4, 2012, and substantially contemporaneously with the closing of the CW Acquisition, we entered into a senior secured term loan credit agreement (the “Prior Credit Agreement”). The Prior Credit Agreement provided for an $83.0 million term loan (the “Prior Loan”) that was scheduled to mature on August 31, 2017. We repaid in full the Prior Loan on December 20, 2013.

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

We are obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to $0.4 million on the last business day of each of March, June, September, and December commencing on March 31, 2014. The term loan also requires other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the Term Loan is required to be paid in full on December 20, 2020 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The Term Loan currently bears interest at the LIBOR Rate plus an applicable margin of 4.25%.

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

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$15,116,490	$13,232,089	$11,783,915
Fannie Mae Modified Risk	4,747,015	4,375,148	4,128,020
Freddie Mac Modified Risk	53,635	68,559	69,018
GNMA-HUD Full Risk	4,728	4,863	4,988

Total risk-sharing servicing portfolio	$19,921,868	$17,680,659	$15,985,941

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$657,920	$1,745,643	$2,942,676
Freddie Mac No Risk	12,863,070	10,203,172	9,045,203
GNMA-HUD No Risk	5,824,253	5,039,331	4,637,392
Brokered	4,423,396	4,132,602	2,549,287
CMBS	116,065	—	—

Total non risk-sharing servicing portfolio	$23,884,704	$21,120,748	$19,174,558

Total loans serviced for others	$43,806,572	$38,801,407	$35,160,499

Interim loans (full risk) servicing portfolio	$225,318	$135,620	$9,500

Total servicing portfolio unpaid principal balance	$44,031,890	$38,937,027	$35,169,999

At risk servicing portfolio (1)	$17,393,870	$15,144,146	$13,608,684
Maximum exposure to at risk portfolio (2)	4,072,911	3,698,789	2,721,737
60+ Day delinquencies, within at risk portfolio	16,610	3,349	19,739
At risk loan balances associated with allowance for risk-sharing obligations	$25,609	$52,019	$134,376

Allowance for risk-sharing obligations:
Beginning balance	$7,363	$15,670	$14,917
Provision for risk-sharing obligations	1,783	881	3,140
Allowance for risk-sharing obligations, assumed from acquisitions	—	—	4,063
Net write-offs	(5,242)	(9,188)	(6,450)

Ending balance	$3,904	$7,363	$15,670

60+ Day delinquencies as a percentage of the at risk portfolio	0.10%	0.02%	0.15%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02%	0.05%	0.12%
Net write-offs as a percentage of the at risk portfolio	0.03%	0.06%	0.05%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	15.24%	14.15%	11.66%
Allowance for risk-sharing as a percentage of maximum exposure	0.10%	0.20%	0.58%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.71%	0.83%	1.35%

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

Fannie Mae DUS risk-sharing obligations are based on a tiered formula. The risk-sharing tiers and amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb is 20% of the original unpaid principal balance (“UPB”) of the loan.

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

The provision has been primarily for Fannie Mae loans with full risk-sharing. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. Our estimates of value are determined considering broker opinions and other sources of market value information relevant to underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

As of December 31, 2014 and 2013, $16.6 million and $3.3 million, respectively, of our at risk balances were more than 60 days delinquent. For the years ended December 31, 2014, 2013 and 2012, our provisions for risk-sharing obligations were $1.8 million, $0.9 million and $3.1 million, respectively.

As of December 31, 2014 and December 31, 2013, our allowance for risk-sharing obligations was $3.9 million and $7.4 million, respectively, or two basis points and five basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower for a period of four months. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of December 31, 2014, we have advanced $0.6 million of principal and interest payments on the loans associated with our $3.9 million allowance. Accordingly, if the $3.9 million in estimated losses is ultimately realized, we would be required to fund an additional $3.3 million. As of December 31, 2013, we had advanced $1.8 million of principal and interest payments on the loans associated with our $7.4 million allowance at that time.

For the ten-year period from January 1, 2004 through December 31, 2014, we recognized net write-offs of risk-sharing obligations of $22.7 million, or an average of two basis points annually of the average at risk Fannie Mae portfolio balance.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. We believe our recurring cash flows from operations and proceeds from loan sales and loan payoffs will provide sufficient cash flows to cover the scheduled payments over the near term related to our contractual obligations outstanding as of December 31, 2014.

Contractual payments due under warehouse facility obligations, long-term debt, and other obligations at December 31, 2014 are as follows (in thousands):

	Total	Due in 1 Year or Less	Due after 1 Year through 3 Years	Due after 3 Years through 5 Years	Due after 5 Years
Long-term debt (1)	$225,987	$10,800	$21,324	$20,987	$172,876
Warehouse facilities (2)	1,223,509	1,066,487	142,022	15,000	—
Operating leases	31,598	4,938	8,622	6,998	11,040
Purchase obligations	1,342	731	604	7	—

Total	$1,482,436	$1,082,956	$172,572	$42,992	$183,916

(1)	Interest for long-term debt is based on a variable rate. Such interest is included here and based on the effective interest rate for long-term debt as of December 31, 2014.
(2)	To be repaid from proceeds from loan sales for facilities relating to loans held for sale and from proceeds from payoffs for facilities relating to loans held for investment under the Interim Program. Includes interest at the effective interest rate for warehouse borrowings as of December 31, 2014.

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

During the third quarter of 2014, ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued. ASU 2014-15 requires an entity’s management to assess the entity’s ability to continue as a going concern quarterly. The assessment must consider relevant facts and circumstances that are known and reasonably knowable at the issuance date and consider whether there is substantial doubt, as defined in the ASU, about the entity’s ability to continue as a going concern for one year from the issuance date. When substantial doubt exists, certain disclosures are required. The ASU is effective for us for the annual period ending December 31, 2016 and for the annual and interim periods thereafter. We do not believe ASU 2014-15 will have any impact on our reported results or disclosures.

During the fourth quarter of 2014, ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting, was issued. ASU 2014-17 gives all entities the option to apply pushdown accounting when they are acquired by another entity. In conjunction with the issuance of ASU 2014-17, the SEC eliminated its guidance related to pushdown accounting. The ASU was effective upon issuance. We do not believe ASU 2014-17 will have a material impact on our reported financial results or disclosures.

In February of 2015, ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, was issued. ASU 2015-02 modifies the consolidation analysis for limited and general partnerships and entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The ASU is effective for us on January 1, 2016. We do not believe ASU 2015-02 will have a material impact on our reported financial results or disclosures.

There were no other accounting pronouncements issued during 2014 or 2015 that have the potential to impact us.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. Average 30-day LIBOR as of both December 31, 2014 and 2013 was 17 basis points. A 100 basis point increase in the average 30-day LIBOR would increase our annual earnings by approximately $10.9 million based on our escrow balance as of December 31, 2014 compared to $7.6 million as of December 31, 2013. A decrease in the average 30-day LIBOR to zero would decrease our annual earnings by approximately $1.9 million based on the escrow balance as of December 31, 2014 compared to $1.3 million as of December 31, 2013.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment are based on LIBOR. The interest income on our loans held for investment is based on LIBOR. A 100 basis point increase in the average 30-day LIBOR would decrease our annual net warehouse interest income by approximately $6.3 million based on our outstanding warehouse balance as of December 31, 2014 compared to $4.4 million as of December 31, 2013. A decrease in the average 30-day LIBOR to zero would increase our annual earnings by approximately $1.1 million based on our outstanding warehouse balance as of December 31, 2014 compared to $0.8 million as of December 31, 2013.

All of our corporate debt is based on the average 30-day LIBOR. A 100 basis point increase in the average 30-day LIBOR would decrease our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of December 31, 2014 compared to $0.3 million based on our outstanding corporate debt as of December 31, 2013. A decrease in the average 30-day LIBOR to zero would not have an impact on our 2014 or 2013 annual earnings as our corporate debt outstanding as of December 31, 2014 and 2013 had a LIBOR floor of 100 bps.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $15.4 million as of December 31, 2014, compared to $13.2 million as of December 31, 2013. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment to us of a make-whole amount. As of December 31, 2014 and 2013, 84% and 83% of the servicing fees, respectively, are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2014 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2015 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” and “EXECUTIVE OFFICERS—Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT—Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See “Available Information.”

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS,” “COMPENSATION DISCUSSION AND ANALYSIS—Compensation Committee Report” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS—Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 13 is hereby incorporated by reference to material appearing in the Proxy Statement under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE—Corporate Governance Information—Director Independence.”

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

Walker & Dunlop, Inc. and Subsidiaries Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit No.	Description

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

Exhibit No.	Description

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1	Formation Agreement, dated January 30, 2009, by and among Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Column Guaranteed LLC and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.2†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.3†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and William M. Walker, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.4†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.5†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Howard W. Smith, III effective as of December 14, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.6†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010

10.7†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Deborah A. Wilson, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.8†	Separation Agreement, dated December 17, 2012, by and between Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012)

10.9†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard Warner (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

Exhibit No.	Description

10.10†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Richard Warner, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.11†	Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.12†	Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Richard M. Lucas, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.13†	Employment Agreement, dated March 3, 2013 between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2013)

10.14†	2010 Long Term Incentive Plan of Walker & Dunlop, LLC, dated January 1, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.15†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)

10.16†	Management Deferred Stock Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014)

10.17†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014)

10.18†	Form of Restricted Common Stock Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.19†	Form of Restricted Common Stock Award Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.20†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.21†	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.22†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.23†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.24†	Form of Deferred Stock Unit Award Agreement (Purchase Plan) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

Exhibit No.	Description

10.25†	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013)

10.26†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.27†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mitchell M. Gaynor (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.28†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.29†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Deborah A. Wilson (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.30†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.31†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.32†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Edmund F. Taylor (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.33†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.34†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Cynthia A. Hallenbeck (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.35†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.36†	Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard C. Warner (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.37†	Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Andrew C. Florance (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.38†	Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.39†	Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

Exhibit No.	Description

10.40†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)

10.41	Amended and Restated Warehousing Credit and Security Agreement, dated as of June 25, 2013, by and among Walker & Dunlop, LLC, as borrower, Walker & Dunlop, Inc., as guarantor, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.42	First Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.43	Second Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 17, 2014, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

10.44	Third Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of August 26, 2014, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.45	Amended and Restated Guaranty and Suretyship Agreement, dated as of June 25, 2013, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.46	Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.47	Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.48	Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.49	Transfer and Joinder Agreement, dated as of September 4, 2012, by and among the Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.50	Warehousing Credit and Security Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A. and the other lenders party thereto from time to time, and Bank of America, N.A., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.51	First Amendment to Warehousing Credit and Security Agreement, dated as of December 6, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2012)

Exhibit No.	Description

10.52	Second Amendment to Warehousing Credit and Security Agreement, dated as of February 1, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013)

10.53	Third Amendment to Warehousing Credit and Security Agreement, dated as of April 12, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)

10.54	Fourth Amendment to Warehousing Credit and Security Agreement dated as of June 13, 2013, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013)

10.55	Fifth Amendment to Warehousing Credit and Security Agreement, dated as of August 30, 2013, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013)

10.56	Sixth Amendment to Warehousing Credit and Security Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.57	Seventh Amendment to Warehousing Credit and Security Agreement, dated as of August 26, 2014, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.58	Eighth Amendment to Warehousing Credit and Security Agreement, dated as of November 3, 2014, by and among Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014)

10.59	Temporary Increase Agreement, dated September 28, 2012, by and between Walker & Dunlop, LLC, as borrower and Bank of America, N.A. as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012)

10.60	Temporary Increase Agreement, dated December 22, 2014, by and between Walker & Dunlop, LLC, as borrower, and Bank of America, N.A. as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.61	Warehousing Commitment Termination Agreement, dated as of September 24, 2014, by and among Walker & Dunlop, LLC, TD Bank, N.A., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2014)

10.62	Credit Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.63	Guarantee and Collateral Agreement, dated as of December 20, 2013, among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

Exhibit No.	Description

10.64	Stock Purchase Agreement, dated as of March 14, 2014, by and among Walker & Dunlop, Inc. and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2014)

21*	List of Subsidiaries of the Walker & Dunlop, Inc., as of December 31, 2014

23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)

31.1*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Offer Pursuant to Rule 13a-14(a)

31.2*	Certification of Walker & Dunlop, Inc.‘s Chief Financial Offer Pursuant to Rule 13a-14(a)

32*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract or arrangement.
*:	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman, President and Chief Executive Officer

Date: March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker William M. Walker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2015

/s/ Alan J. Bowers Alan J. Bowers	Director	March 5, 2015

/s/ Andrew C. Florance Andrew C. Florance	Director	March 5, 2015

/s/ Cynthia A. Hallenbeck Cynthia A. Hallenbeck	Director	March 5, 2015

/s/ Michael D. Malone Michael D. Malone	Director	March 5, 2015

/s/ John Rice John Rice	Director	March 5, 2015

/s/ Dana L. Schmaltz Dana L. Schmaltz	Director	March 5, 2015

/s/ Howard W. Smith, III Howard W. Smith, III	Executive Vice President, Chief Operating Officer and Director	March 5, 2015

/s/ Stephen P. Theobald Stephen P. Theobald	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2015

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walker & Dunlop, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2015, expressed an unqualified opinion on the effectiveness of Walker & Dunlop, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

March 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc.:

We have audited Walker & Dunlop, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Walker & Dunlop, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Walker & Dunlop, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 5, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

March 5, 2015

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except per share data)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$113,354	$170,563
Restricted cash	13,854	5,427
Pledged securities, at fair value	67,719	49,651
Loans held for sale, at fair value	1,072,116	281,477
Loans held for investment, net	223,059	134,656
Servicing fees and other receivables, net	23,234	27,592
Derivative assets	14,535	19,563
Mortgage servicing rights	375,907	353,024
Goodwill and other intangible assets	76,586	61,777
Other assets	33,663	25,236

Total assets	$2,014,027	$1,128,966

Liabilities and stockholders’ equity

Liabilities
Accounts payable and other liabilities	$60,635	$69,206
Performance deposits from borrowers	13,668	5,234
Derivative liabilities	4,877	222
Guaranty obligation, net of accumulated amortization	24,975	23,489
Allowance for risk-sharing obligations	3,904	7,363
Deferred tax liabilities, net	84,506	74,246
Warehouse notes payable	1,216,245	373,107
Note payable	171,766	173,258

Total liabilities	$1,580,576	$726,125

Stockholders’ equity
Preferred shares, 50,000 authorized, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 31,822 at December 31, 2014 and 34,000 at December 31, 2013.	318	340
Additional paid-in capital	224,164	244,954
Retained earnings	208,969	157,547

Total stockholders’ equity	$433,451	$402,841

Commitments and contingencies (NOTE 11)
Total liabilities and stockholders’ equity	$2,014,027	$1,128,966

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2014, 2013, and 2012

(In thousands, except per share data)

	2014	2013	2012
Revenues
Gains from mortgage banking activities	$221,983	$203,671	$186,543
Servicing fees	98,414	90,215	52,207
Net warehouse interest income, loans held for sale	11,343	6,214	4,361
Net warehouse interest income, loans held for investment	6,151	1,231	307
Escrow earnings and other interest income	4,526	4,008	2,965
Other	18,355	13,700	10,387

Total revenues	$360,772	$319,039	$256,770

Expenses
Personnel	$149,374	$133,667	$109,037
Amortization and depreciation	79,367	72,876	38,673
Amortization of intangible assets	771	3,079	15,252
Provision for credit losses	2,206	1,322	3,140
Interest expense on corporate debt	10,311	3,743	1,649
Other operating expenses	34,831	37,565	33,249

Total expenses	$276,860	$252,252	$201,000

Income from operations before income taxes	83,912	66,787	55,770
Income tax expense	32,490	25,257	21,998

Net income	$51,422	$41,530	$33,772

Basic earnings per share	$1.60	$1.23	$1.32

Diluted earnings per share	$1.58	$1.21	$1.31

Basic weighted average shares outstanding	32,210	33,764	25,545

Diluted weighted average shares outstanding	32,624	34,336	25,845

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2014, 2013, and 2012

(In thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2011	21,749	$217	$81,190	$82,245	$163,652
Net income	—	—	—	33,772	33,772
Stock-based compensation	—	—	5,176	—	5,176
Issuance of common stock in connection with equity compensation plans	220	2	373	—	375
Issuance of common stock in connection with acquisitions	11,647	117	150,581	—	150,698
Repurchase and retirement of common stock	(48)	—	(741)	—	(741)
Tax benefit from vesting of restricted shares	—	—	244	—	244

Balances at December 31, 2012	33,568	$336	$236,823	$116,017	$353,176
Net income	—	—	—	41,530	41,530
Stock-based compensation	—	—	8,764	—	8,764
Issuance of common stock in connection with equity compensation plans	593	6	1,133	—	1,139
Repurchase and retirement of common stock	(161)	(2)	(3,023)	—	(3,025)
Tax benefit from vesting of restricted shares	—	—	1,257	—	1,257

Balances at December 31, 2013	34,000	$340	$244,954	$157,547	$402,841
Net income	—	—	—	51,422	51,422
Stock-based compensation	—	—	9,063	—	9,063
Issuance of common stock in connection with equity compensation plans	403	4	1,832	—	1,836
Issuance of unvested restricted common stock in connection with acquisitions	—	—	5,920	—	5,920
Repurchase and retirement of common stock (NOTE 13)	(2,581)	(26)	(37,567)	—	(37,593)
Tax shortfall from vesting of restricted shares	—	—	(38)	—	(38)

Balances at December 31, 2014	31,822	$318	$224,164	$208,969	$433,451

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$51,422	$41,530	$33,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain attributable to fair value of future servicing rights, net of guaranty obligation	(96,515)	(91,972)	(92,594)
Change in fair value of premiums and origination fees (NOTE 2)	2,059	9,457	(14,062)
Amortization and depreciation	80,138	75,955	53,925
Stock compensation—equity and liability classified	9,994	9,194	5,176
Provision for credit losses	2,206	1,322	3,140
Deferred tax expense	10,260	18,211	16,286
Originations of loans held for sale	(8,103,452)	(5,818,792)	(5,590,067)
Sales of loans to third parties	7,326,908	6,616,515	4,768,155
Amortization of deferred loan fees and costs	(1,273)	(200)	(45)
Amortization of debt issuance costs and debt discount	4,174	3,036	2,165
Origination fees received from loans held for investment	2,145	691	—
Tax shortfall (benefit) from vesting of equity awards	38	(1,257)	(244)
Cash paid to settle risk-sharing obligations	(2,138)	(5,290)	(4,633)
Cash allowance received from landlord	—	289	1,951
Cash received from the sale of assets acquired	—	—	6,828
Changes in:
Restricted cash and pledged securities	(26,495)	(14,467)	(4,831)
Servicing fees and other receivables	1,943	9,457	(14,550)
Other assets	(11,759)	6,755	(15,761)
Accounts payable and other liabilities	12,415	(19,257)	7,128
Performance deposits from borrowers	8,434	(4,269)	(922)

Net cash provided by (used in) operating activities	$(729,496)	$836,908	$(839,183)

Cash flows from investing activities:
Capital expenditures	$(2,525)	$(4,519)	$(4,599)
Acquisitions, net of cash acquired and other assets	(23,417)	—	(208,109)
Originations of loans held for investment	(339,802)	(147,820)	(19,400)
Principal collected on loans held for investment	250,104	21,700	9,977

Net cash provided by (used in) investing activities	$(115,640)	$(130,639)	$(222,131)

Cash flows from financing activities:
Borrowings (repayments) of short-term warehouse notes payable, net	$774,935	$(797,275)	$858,988
Borrowings of interim warehouse notes payable	248,024	102,755	12,375
Repayments of interim warehouse notes payable	(179,941)	(16,912)	(5,250)
Borrowings of note payable	—	173,258	83,000
Repayments of note payable	(1,750)	(80,925)	(25,944)
Secured borrowings	—	22,050	—
Repayments of secured borrowings	(22,050)	—	—
Debt issuance costs	(1,416)	(3,055)	(1,221)
Proceeds from issuance of common stock	7,756	1,139	151,073
Repurchase of common stock	(37,593)	(3,025)	(741)
Tax benefit (shortfall) from vesting of equity awards	(38)	1,257	244

Net cash provided by (used in) financing activities	$787,927	$(600,733)	$1,072,524

Net increase (decrease) in cash and cash equivalents	$(57,209)	$105,536	$11,210
Cash and cash equivalents at beginning of year	170,563	65,027	53,817

Cash and cash equivalents at end of year	$113,354	$170,563	$65,027

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$23,950	$14,813	$11,922
Cash paid for taxes	$18,481	$881	$14,329

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION

These financial statements represent the consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our” “Walker & Dunlop” and the “Company” mean Walker & Dunlop, Inc. and its subsidiaries.

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

The Company offers its borrowers an interim loan program offering floating-rate debt with original principal balances of generally up to $25.0 million for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). The Company closed its first loans under the Interim Program in 2012. The Company underwrites all loans originated through the Interim Program using similar underwriting standards used to underwrite loans it originates and sells. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s balance sheet during such time that they are outstanding.

The Company offers a Commercial Mortgage Backed Securities (“CMBS”) lending program (“CMBS Program”) through a partnership with an affiliate of Fortress Investment Group, LLC (“Fortress”), the Company’s largest stockholder, in which the Company owns a 20 percent interest (“CMBS Partnership”). The CMBS Program launched in late 2013 and began accepting loan applications in 2014. The CMBS program offers financing for all commercial property types throughout the United States. The loans in the CMBS Program are selected and funded by the CMBS Partnership and underwritten by the Company. The Company receives a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. The Company accounts for the 20 percent interest using the equity method of accounting. Loans with an aggregate UPB of $116.1 million, $0, and $0 were originated through the CMBS Program during the years ended December 31, 2014, 2013, and 2012, respectively. The Company recorded immaterial revenue related to the CMBS Program within the accompanying Consolidated Statements of Income for the years ended December 31, 2014 and 2013 and no revenue in 2012. Additionally, the Company’s recorded investment in the CMBS Partnership is immaterial as of December 31, 2014 and 2013.

On September 4, 2012, the Company closed the acquisition of CWCapital LLC (“CWCapital”), a wholly owned subsidiary of CW Financial Services LLC (“CW FS”), which is an affiliate of Fortress, at which time the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and approximately 11.6 million shares of the Company’s common stock with a fair value of $151.1 million issued in a private placement to CW FS (the “CW Acquisition”). Upon closing of the CW Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. Additionally, Fortress became the Company’s largest shareholder.

The results of operations for the year ended December 31, 2012 reflect only four months’ impact of the CW Acquisition, which materially affects the comparability of the results of operations from 2012 to 2013 and 2014.

On September 25, 2014, the Company executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital Group, Inc. (“Johnson Capital”). The acquisition of Johnson Capital closed on November 1, 2014. The consideration transferred totaled $23.5 million and consisted of $17.6 million in cash and $5.9 million of the Company’s common stock issued in a private placement.

In the third quarter of 2013, the Company transferred a participating interest in a financial asset to a third party. The Company accounted for the transfer as a secured borrowing. During the third quarter of 2014, the financial asset paid off, and the secured borrowing and warehouse advance were repaid. The entire financial asset is presented as a component of the Loans held for investment, net line item within the December 31, 2013 Consolidated Balance Sheet, and the secured borrowing of $22.1 million is included within the Accounts payable and other liabilities line item in the December 31, 2013 Consolidated Balance Sheet.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company as defined in Note 1. All material intercompany transactions have been eliminated. The Company has evaluated all subsequent events.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including guaranty obligations, allowances for credit losses, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Gains from Mortgage Banking Activities—Gains from mortgage banking activities income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan net of the estimated net future cash flows associated with any risk-sharing obligations. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. Mortgage servicing rights (“MSRs”) and guaranty obligations are recognized as assets or liabilities, respectively, upon the sale of the loans. For loans the Company brokers, gains from mortgage banking activities are recognized when the loan is closed and represent the origination fee earned by the Company.

The co-broker fees for the years ended December 31, 2014, 2013, and 2012 were $15.9 million, $23.0 million and $28.8 million, respectively.

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

When a mortgage loan is sold, the Company retains the right to service the loan and initially recognizes the MSR at fair value. Subsequent to the initial measurement date, MSRs are amortized using the interest method over the period that servicing income is expected to be received.

Guaranty Obligation and Allowance for Credit Losses—When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. At inception, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. The recognized guaranty obligation is the greater of the fair value of the Company’s obligation to stand ready to perform over the term of the guaranty (the non-contingent guaranty) and the fair value of the Company’s obligation to make future payments should those triggering events or conditions occur (contingent guaranty).

Historically, the fair value of the contingent guaranty at inception has been de minimis; therefore, the fair value of the non-contingent guaranty has been recognized. In determining the fair value of the guaranty obligation, the Company considers the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan (historically three to five basis points per year) discounted using a 12-15 percent discount rate. The discount rate used is consistent with what is used for the calculation of the MSR for each loan. The estimated life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty.

Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method. The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for events or conditions which may signal a potential default. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable, the Company records a liability for the estimated allowance for risk-sharing through a charge to the provision for risk-sharing obligations, along with a write-off of the associated loan-specific MSR. The amount of the allowance considers the Company’s assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. We regularly monitor the allowance for risk-sharing obligations on all applicable loans and update loss estimates as current information is received.

Loans Held for Investment, Net—Loans held for investment are multifamily interim loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans have terms of up to three years and original principal balances of generally $25.0 million or less. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics and wide geographic disbursement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company uses the interest method to determine an effective yield to amortize the loan fees and costs on real estate loans held for investment. All loans held for investment are floating-rate loans; therefore, the Company uses the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments, if any, to determine periodic amortization. As of December 31, 2014, the Loans held for investment, net balance consisted of $225.3 million of unpaid principal balance, $1.4 million of net unamortized deferred fees and costs, and $0.9 million of allowance for loan losses. As of December 31, 2013, the Loans held for investment, net balance consisted of $135.6 million of unpaid principal balance, $0.5 million of net unamortized deferred fees and costs, and $0.4 million of allowance for loan losses.

The Company will reclassify loans held-for-investment as loans held-for-sale if it determines that the loans will be sold or transferred to third parties.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in our portfolio, including monitoring the financial condition of the borrower and the financial trends of the underlying property for each of its loans held for investment to assess the credit quality of the loan. The allowance levels are influenced by loan origination volumes, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no indication of impairment. The allowances for loans losses recorded as of December 31, 2014 and 2013 are based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2014 or December 31, 2013. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012.

Provision for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within the Provision for credit losses line item in the Consolidated Statements of Income. Provision for credit losses consisted of the following activity for the years ended December 31, 2014, 2013, and 2012:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Provision for loan losses	$423	$441	$—
Provision for risk-sharing obligations	1,783	881	3,140

Provision for credit losses	$2,206	$1,322	$3,140

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Business Combinations and Goodwill—The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the purchase price over the assets acquired, identifiable intangible assets and liabilities assumed is recognized as goodwill. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustment to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statement of income.

The Company does not amortize goodwill; instead, it evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. The Company performs its impairment testing annually as of October 1. The annual impairment analysis begins by comparing the Company’s market capitalization to its net assets. If the market capitalization exceeds the net asset value, further analysis is not required, and goodwill is not considered impaired. As of the date of our latest annual impairment test, October 1, 2014, the Company’s market capitalization exceeded its net asset value by $27.1 million, or 6.6%. As of December 31, 2014, there have been no events subsequent to that analysis that are indicative of an impairment loss.

Derivative Assets and Liabilities—Certain loan commitments and forward sales commitments meet the definition of a derivative and are recorded at fair value in the consolidated balance sheets. The estimated fair value of loan commitments includes the fair value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the risk-sharing obligation. The estimated fair value of forward sale commitments includes the effects of interest rate movements between the trade date and balance sheet date. Adjustments to fair value are reflected as a component of income within the Gains on mortgage banking line item in the Consolidated Statements of Income.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or market or on a non-accrual status at December 31, 2014 and 2013.

Share-Based Payment—The Company recognizes compensation costs for all share-based payment awards made to employees and directors, including restricted stock, restricted stock units, and employee stock options based on the grant date fair value.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted stock awards are granted without cost to the Company’s officers, employees, and non-employee directors, for which the fair value of the award was calculated as the fair value of the Company’s common stock on the date of grant.

Stock option awards are granted principally to executive officers, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and are granted with a ten-year exercise period, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option life, the estimated dividend yield, a “risk-free” interest rate, and the expected volatility. The Company uses an estimated dividend yield of zero as the Company has not historically issued dividends and does not currently pay dividends. For the “risk-free” rate, the Company uses a U.S. Treasury strip due in a number of years equal to the option’s expected term. The expected volatility was calculated based on the following methodologies for the years ended December 31, 2014, 2013, and 2012. For awards granted in 2012, the Company calculated the volatility of the common stock price of a group of peer companies as the Company had insufficient historical data for its common stock to develop an expectation of volatility over the expected life of the options granted solely based on the historical volatility of its own common stock. For stock option awards granted in 2013, the Company used a blended volatility rate based on the historical volatility of its own common stock and common stock of a group of peer companies. For stock option awards granted in 2014, the Company used the historical volatility of its own common stock. The Company issues new shares from the pool of authorized but not yet issued shares when an employee exercises stock options.

In 2013 and 2014, the Company offered a performance share plan (“PSP”) for the Company’s executives and certain other members of senior management. The performance period for each PSP is three full calendar years beginning on January 1 of the first year of the performance period. Participants in the PSP receive restricted stock units (“RSUs”) on the grant date for the PSP. If the performance targets are met at the end of the performance period and the participant remains employed by the Company, the participant fully vests in the RSUs. If the performance targets are not met or the participant is no longer employed by the Company, the participant forfeits the RSUs. The performance targets are based on meeting adjusted earnings per share and total revenues goals. The Company records compensation expense for the PSP in an amount proportionate to the service time rendered by the participant when it is probable that the achievement of the goals will be met.

The Company’s stock option and restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment. Restricted stock awards for non-employee directors fully vest after one year.

Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis, for each separately vesting portion of the award as if the award were in substance multiple awards, over the requisite service period of the award. Forfeiture assumptions are evaluated frequently and updated as necessary. Compensation is recognized within the income statement as Personnel expense, the same expense line as the cash compensation paid to the respective employees.

Net Warehouse Interest Income— The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans that are held for sale and those held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Net warehouse interest income for loans held for sale and loans held for investment consisted of the following income and expense components for the three years ended December 31, 2014, 2013, and 2012:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Warehouse interest income—loans held for sale	$24,615	$17,576	$16,562
Warehouse interest expense—loans held for sale	(13,272)	(11,362)	(12,201)

Net warehouse interest income—loans held for sale	$11,343	$6,214	$4,361

Warehouse interest income—loans held for investment	$11,092	$3,583	$799
Warehouse interest expense—loans held for investment	(4,941)	(2,352)	(492)

Net warehouse interest income—loans held for investment	$6,151	$1,231	$307

Statement of Cash Flows—The Company records the fair value of premiums and origination fees as a component of the fair value of derivatives when a loan intended to be sold is rate locked and records the related income within the Gains from mortgage banking activities within the Consolidated Statements of Income. The cash for the origination fee is received upon origination of the loan, and the cash for the premium is received upon loan sale, resulting in a mismatch of the recognition of income and the receipt of cash in a given period when the derivative or loan held for sale remains outstanding at period end.

The Company accounts for this mismatch by recording an adjustment called “Change in fair value of premiums and origination fees” within the Consolidated Statements of Cash Flows. The amount of the adjustment reflects a reduction to cash provided by or used in operations for the amount of income recognized upon rate lock (i.e., non-cash income) for derivatives and loans held for sale outstanding at period end and an increase to cash provided by or used in operations for cash received upon loan origination or sale for derivatives and loans held for sale that were outstanding at prior period end. When income recognized upon rate lock is greater than cash received upon loan origination or sale, the adjustment is a negative amount. When income recognized upon rate lock is less than cash received upon loan origination or loan sale, the adjustment is a positive amount.

Income Taxes—The Company files income tax returns in the applicable U.S. federal, state, and local jurisdictions and generally is subject to examination by the respective jurisdictions for three years from the filing of a tax return. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies.

The Company had no accruals for tax uncertainties as of December 31, 2014 and 2013.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Comprehensive Income—For the years ended December 31, 2014, 2013, and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (Notes 5 and 11), certain securities have been pledged to the benefit of Fannie Mae to secure the Company’s risk-sharing obligations. The balance of securities pledged against Fannie Mae risk-sharing obligations and included as a component of the Pledged securities, at fair value line item within the Consolidated Balance Sheets as of December 31, 2014 and 2013 was $63.1 million and $48.5 million, respectively. Additionally, the Company has pledged an immaterial amount of cash as collateral against its risk-sharing obligations with Fannie Mae and Freddie Mac. The pledged securities as of December 31, 2014 and 2013 consist of a highly liquid investment valued using quoted market prices from recent trades.

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2014 and 2013.

Restricted Cash—Restricted cash primarily represents good faith deposits from borrowers. The Company records a corresponding liability for these good faith deposits from borrowers within the Performance deposits from borrowers line item within the Consolidated Balance Sheets.

Servicing Fees and Other Receivables, Net—Servicing fees and accounts receivable, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, general accounts receivable, and advances of principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments, to the extent such amounts are determined to be reimbursable and recoverable. Advances related to Fannie Mae at-risk loans may be used to reduce the amount of cash required to settle that loan under the Company’s risk-sharing obligation with Fannie Mae.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

During the third quarter of 2014, ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued. ASU 2014-15 requires an entity’s management to assess the entity’s ability to continue as a going concern quarterly. The assessment must consider relevant facts and circumstances that are known and reasonably knowable at the issuance date and consider whether there is substantial doubt, as defined in the ASU, about the entity’s ability to continue as a going concern for one year from the issuance date. When substantial doubt exists, certain disclosures are required. The ASU is effective for the Company for the annual period ending December 31, 2016 and for the annual and interim periods thereafter. The Company does not believe ASU 2014-15 will have any impact on its reported results or disclosures.

During the fourth quarter of 2014, ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting, was issued. ASU 2014-17 gives all entities the option to apply pushdown accounting when they are acquired by another entity. In conjunction with the issuance of ASU 2014-17, the SEC eliminated its guidance related to pushdown accounting. The ASU was effective upon issuance. The Company does not believe ASU 2014-17 will have a material impact on its reported financial results or disclosures.

In February of 2015, ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, was issued. ASU 2015-02 modifies the consolidation analysis for limited and general partnerships and entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The ASU is effective for the Company on January 1, 2016. The Company does not believe ASU 2015-02 will have a material impact on its reported financial results or disclosures.

There were no other accounting pronouncements issued during 2014 or 2015 that have the potential to impact the Company.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consist of the following activity for each of the years ended December 31, 2014, 2013, and 2012:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Contractual loan origination related fees, net	$125,468	$111,699	$93,949
Fair value of expected net cash flows from servicing recognized at commitment	103,410	97,115	98,308
Fair value of expected guaranty obligation recognized at commitment	(6,895)	(5,143)	(5,714)

Total gains from mortgage banking activities	$221,983	$203,671	$186,543

NOTE 4—MORTGAGE SERVICING RIGHTS

At the date of loan sale, the Company records MSRs at fair value. The capitalized amount is equal to the estimated fair value of the expected net cash flows associated with the servicing rights. The following describes the key assumptions used in estimating the fair value of each loan’s MSR:

Discount Rate—Depending upon loan type, the discount rate used is management’s best estimate of market discount rates. The rates used for loans originated were 10% to 15% for each of the three years presented.

Estimated Life—The estimated life of the MSR is derived based upon the stated yield maintenance and/or prepayment protection term of the underlying loan and may be reduced by 6 to 12 months based upon the expiration of various types of prepayment penalty and/or lockout provisions prior to the stated maturity date. The Company’s historical experience is that the prepayment provisions typically do not provide a significant deterrent to a borrower’s refinancing the loan within 6 to 12 months of the expiration of the prepayment provisions.

Servicing Cost—The estimated future cost to service the loan for the estimated life of the MSR is subtracted from the expected cash flows.

The fair values of the Company’s MSRs at December 31, 2014 and 2013 were $469.9 million and $414.9 million, respectively. The fair value calculation is based on our total servicing portfolio less the portion of the servicing portfolio related to loans held for sale and loans held for investment, or $42.7 billion and $38.5 billion as of December 31, 2014 and 2013, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. As such, the Company presents the following sensitivities related to the discount rate:

The impact of 100 basis point increase in the discount rate at December 31, 2014 is a decrease in the fair value of $15.4 million.

The impact of 200 basis point increase in the discount rate at December 31, 2014 is a decrease in the fair value of $29.8 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Activity related to capitalized MSRs for each of the years ended December 31, 2014 and 2013 follows:

	For the year ended December 31,
(in thousands)	2014	2013
Beginning balance	$353,024	$315,524
Additions, following sale of loan	96,949	112,464
Additions, acquisitions	8,209	—
Amortization	(69,099)	(64,443)
Prepayments and write-offs	(13,176)	(10,521)

Ending balance	$375,907	$353,024

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of December 31, 2014 and 2013:

	As of December 31, 2014
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Acquired MSRs	$132,837	$(59,128)	$73,709
Originated MSRs	427,941	(125,743)	302,198

Total	$560,778	$(184,871)	$375,907

	As of December 31, 2013
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Acquired MSRs	$124,629	$(34,779)	$89,850
Originated MSRs	364,824	(101,650)	263,174

Total	$489,453	$(136,429)	$353,024

The expected amortization of MSR balances recorded as of December 31, 2014 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Originated MSRs	Acquired MSRs	Total MSRs
Year Ending December 31,	Amortization	Amortization	Amortization
2015	$53,971	$16,369	$70,340
2016	50,077	15,368	65,445
2017	44,264	13,739	58,003
2018	39,805	10,490	50,295
2019	33,902	8,783	42,685
Thereafter	80,179	8,960	89,139

Total	$302,198	$73,709	$375,907

The MSRs are amortized using the interest method over the period that servicing income is expected to be received. The Company recorded write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of the amortization and depreciation expense in the accompanying consolidated statements of income and the MSR roll forward shown above. Prepayment fees totaling $9.3 million, $2.4 million and $1.7 million were collected for 2014, 2013, and 2012, respectively, and are included as a component of the Other revenues line item in the Consolidated Statements of Income.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management reviews the capitalized MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2014, 2013, and 2012.

The weighted average remaining life of the aggregate MSR portfolio is 7.1 years.

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

A summary of the Company’s guaranty obligation as of and for the years ended December 31, 2014 and 2013 follows:

	For the year ended December 31,
(in thousands)	2014	2013
Beginning balance	$23,489	$21,155
Additions, following the sale of the loan	6,032	6,136
Amortization	(4,546)	(3,802)

Ending balance	$24,975	$23,489

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records a liability for the estimated allowance for risk-sharing obligations through a charge to the provision for credit losses in the income statement, along with a write-off of the loan-specific MSR. The amount of the provision reflects the Company’s assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk-sharing. Historically, initial loss recognition occurs at or before the loan becomes 60 days delinquent. A summary of the Company’s allowance for risk-sharing obligations for the contingent portion of the guaranty obligation as of and for the years ended December 31, 2014 and 2013 follows:

	For the year ended December 31,
(in thousands)	2014	2013
Beginning balance	$7,363	$15,670
Provision for risk-sharing obligations	1,783	881
Write offs	(5,242)	(9,188)

Ending balance	$3,904	$7,363

As of December 31, 2014 and 2013, the maximum quantifiable contingent liability associated with guarantees was $4.1 billion and $3.7 billion, respectively. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors at December 31, 2014 and 2013 follows:

	As of December 31,
(in thousands)	2014	2013
Unpaid principal balance of loans (1)	$44,031,890	$38,937,027

(1)	The 2014 balance reflects the addition of $0.6 billion (unpaid principal balance) of loan servicing obtained through the Johnson Capital acquisition (Note 8).

At December 31, 2014 and 2013, custodial escrow accounts relating to loans serviced by the Company totaled $1.1 billion and $0.7 billion, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with major financial institutions where it believes the risk of loss to be minimal.

NOTE 7—WAREHOUSE NOTES PAYABLE

Warehouse Notes Payable—At December 31, 2014, to provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $1.6 billion with certain national banks and a $475.0 million uncommitted facility with Fannie Mae (“agency warehouse facilities”). In support of these agency warehouse facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. Additionally, at December 31, 2014, the Company has arranged for warehouse lines of credit in the amount of $260.0 million with certain national banks to assist in funding loans held for investment under the Interim Program (“interim warehouse facilities”). The Company has pledged substantially all of its loans held for investment against these interim warehouse facilities.

The maximum amount and outstanding borrowings under the warehouse notes payable at December 31, 2014 and 2013 follow:

	December 31, 2014
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$725,000	$466,719	LHFS	Average 30-day LIBOR plus 1.50%
Agency warehouse facility #2	650,000	413,644	LHFS	Average 30-day LIBOR plus 1.50%
Agency warehouse facility #3	239,000	158,653	LHFS	Average 30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommited line and open maturity	475,000	16,057	LHFS	Average 30-day LIBOR plus 1.15%

Total agency warehouse facilities	$2,089,000	$1,055,073

Interim warehouse facility #1	$75,000	$53,500	LHFI	Average 30-day LIBOR plus 2.00%
Interim warehouse facility #2	135,000	81,123	LHFI	Average 30-day LIBOR plus 2.00%
Interim warehouse facility #3	50,000	26,549	LHFI	Average 30-day LIBOR plus
				2.00% to 2.50%

Total interim warehouse facilities	$260,000	$161,172

Total warehouse facilities	$2,349,000	$1,216,245

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2013
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$575,000	$119,874	LHFS	Average 30-day LIBOR plus 1.50%
Agency warehouse facility #2	650,000	148,843	LHFS	Average 30-day LIBOR plus 1.50%
Fannie Mae repurchase agreement, uncommited line and open maturity	500,000	11,422	LHFS	Average 30-day LIBOR plus 1.15%

Total agency warehouse facilities	$1,725,000	$280,139

Interim warehouse facility #1	$57,400	$45,496	LHFI	Average 30-day LIBOR plus 2.00%
Interim warehouse facility #2	100,000	47,472	LHFI	Average 30-day LIBOR plus 2.00%

Total interim warehouse facilities	$157,400	$92,968

Total warehouse facilities	$1,882,400	$373,107

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

The average 30-day LIBOR was 0.17% as of December 31, 2014 and 2013. Interest expense under the warehouse notes payable for the years ended December 31, 2014, 2013, and 2012 aggregated to $18.2 million, $13.7 million, and $12.7 million, respectively. Included in interest expense in 2014, 2013, and 2012 are facility fees of $3.4 million, $2.7 million, and $2.0 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2014.

Warehouse Facilities

Agency Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs, the Company has four warehouse facilities that it uses to fund substantially all of its loan originations. As of December 31, 2014, the Company had three committed warehouse lines of credit in the aggregate amount of $1.6 billion with certain national banks and a $475.0 million uncommitted facility with Fannie Mae. Consistent with industry practice, three of these facilities are revolving commitments the Company expects to renew annually and the other facility is provided on an uncommitted basis without a specific maturity date. The Company’s ability to originate mortgage loans depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Agency Warehouse Facility #1:

The Company has a Warehousing Credit and Security Agreement with a national bank for a $725.0 million committed warehouse line that is scheduled to mature on November 2, 2015. The total commitment amount of $725.0 million as of December 31, 2014 consists of a base committed amount of $425.0 million and a temporary increase of $300.0 million, as more fully described below. The Warehousing Credit and Security Agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day London Interbank Offered Rate (“LIBOR”) plus 150 basis points. The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on our operating subsidiary (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume guarantee or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

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

On August 26, 2014, the Company executed the seventh amendment to the warehousing credit and security agreement that extended the maturity date of the facility to November 3, 2014. On September 24, 2014, the Company executed a warehousing termination agreement that reduced the maximum borrowing amount from $575.0 million to $425.0 million. On November 3, 2014, the Company executed an amendment to the warehousing credit and security agreement, which extended the maturity date to November 2, 2015 and provided a temporary $300.0 million increase in the maximum borrowing capacity. The temporary increase was effective from the date of execution to December 5, 2014. On December 22, 2014, the Company executed a temporary commitment increase agreement, which temporarily increased the maximum borrowing capacity from $425.0 million to $725.0 million. The temporary increase was effective for the period from December 23, 2014 through January 30, 2015. No other material modifications have been made to the agreement.

Agency Warehouse Facility #2:

The Company has a $650.0 million committed warehouse agreement with a national bank. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the average 30-day LIBOR plus 150 basis points. On June 17, 2014, the Company executed the second amendment to the amended and restated warehousing credit and security agreement that extended the maturity date of the facility to June 23, 2015. No other material modifications have been made to the agreement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

On September 24, 2014, the Company executed a Mortgage Warehousing Credit and Security Agreement that established Agency Warehouse Facility #3. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $200.0 million and is scheduled to mature on September 23, 2015. The borrowings under the warehouse agreement bear interest at a rate of average 30-day LIBOR plus 1.40%. On November 21, 2014, the Company executed the first amendment to the credit agreement, which provides for a temporary increase in the maximum borrowing amount of $39.0 million through March 20, 2015. No other material modifications have been made to the agreement.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Uncommitted Agency Warehouse Facility:

The Company has a $475.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance and borrowings under this program bear interest at the average 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. There is no expiration date for this facility.

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

In November 2014, Fannie Mae granted the Company an additional $75.0 million of temporary uncommitted borrowing capacity. The temporary increase expired on December 31, 2014. On January 1, 2015, the maximum uncommitted borrowing capacity returned to $400.0 million.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, the Company has three warehouse facilities in the aggregate amount of $260.0 million with certain national banks. Consistent with industry practice, one of these facilities is a revolving commitment the Company expects to renew annually and two are revolving commitments the Company expects to renew every two years. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

The Company has a $75.0 million committed warehouse line agreement that is scheduled to mature on September 21, 2015. The facility provides the Company with the ability to fund first mortgage loans on

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 200 basis points. Borrowings under the facility are full recourse to the Company.

On September 17, 2014, the Company executed the fourth amendment to the warehousing credit and security agreement that increased the borrowing capacity to $75.0 million and extended the maturity date of the facility to September 21, 2015. Additionally, the financial covenants were amended to conform to the financial covenants of similar agreements the Company has with other third parties. No other material modifications were made to the agreement.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1 and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Interim Warehouse Facility #2:

The Company has a $135.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2015. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. All borrowings originally bear interest at the average 30-day LIBOR plus 200 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.

On April 15, 2014, the Company executed the first amendment to the amended and restated warehousing credit and security agreement that increased the borrowing capacity to $135.0 million. No other material modifications have been made to the agreement.

The credit agreement, as amended and restated, requires the borrower and the Company to abide by the same financial covenants as Agency Warehouse Facility #1, with the following additional financial covenants:

•	rolling four-quarter EBITDA, as defined, of not less than $35.0 million and

•	debt service coverage ratio, as defined, of not less than 2.75 to 1.0

Interim Warehouse Facility #3:

On May 19, 2014, the Company executed a Master Repurchase and Securities Contract (“Repurchase Agreement”) that established Interim Warehouse Facility #3. The agreement provides the Company with the ability to fund loans on multifamily real estate properties for periods of up to two years, using available cash in combination with advances under the facility. The facility provides for a maximum borrowing amount of $50.0 million, and is scheduled to mature on May 19, 2016. The borrowings under the agreement bear interest at a rate of average 30-day LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances.

The Repurchase Agreement requires the borrower and the Company to abide by the following financial covenants:

•	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•	liquid assets of the Company of not less than $15.0 million,

•	leverage ratio, as defined, of not more than 3.0 to 1.0, and

•	debt service coverage ratio, as defined, of not less than 2.75 to 1.0.

The agreements above contain cross-default provisions, such that if a default occurs under any of the Company’s debt agreements, generally the lenders under its other debt agreements could also declare a default. As of December 31, 2014, the Company was in compliance with all of its warehouse line covenants.

Note Payable

Borrowings under the note payable at December 31, 2014 and 2013 follow:

(in thousands)	December 31,
Lender	2014	2013	Interest rate and repayments
Institutional Investors—$175.0 million term	$173,250	$175,000	Interest rate varies—see below for
loan due December 20, 2020			further details; quarterly principal
			payments of $437.5

Total (1)	$173,250	$175,000

(1)	The Note payable amount in the Consolidated Balance Sheets includes unamortized debt discounts of $1.5 million and $1.7 million as of December 31, 2014 and 2013, respectively.

Debt Obligations

On September 4, 2012, and substantially contemporaneously with the closing of the CW Acquisition, the Company entered into a senior secured term loan credit agreement (the “Credit Agreement”). The Credit Agreement provided for an $83.0 million term loan (the “Prior Loan”) that was scheduled to mature on August 31, 2017. The Company repaid in full the Prior Loan on December 20, 2013. In connection with the repayment, the Company recognized a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs, which is included in Other operating expenses in the Consolidated Statements of Income.

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

The Company is obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to $0.4 million on the last business day of each of March, June, September, and December commencing on March 31, 2014. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the Term Loan is required to be paid in full on December 20, 2020 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At the Company’s election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by the Company’s Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The Term Loan currently bears interest at the LIBOR Rate plus an applicable margin of 4.25%.

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

All of the debt, including the warehouse facilities, are senior obligations of the Company.

The scheduled maturities, as of December 31, 2014, for the aggregate of the warehouse notes payable and the note payable is shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale and loans held for investment. Amounts advanced under the warehouse notes payable are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts included below related to the note payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the credit agreement (i.e., the contingent payments). Amounts in the table are in thousands.

Year Ending December 31,	Maturities
2015	$1,062,734
2016	132,586
2017	11,175
2018	16,750
2019	1,750
Thereafter	164,500

Total	$1,389,495

All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2014 were repaid in 2015.

NOTE 8—BUSINESS COMBINATIONS

On September 25, 2014, the Company executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital (“the JC Acquisition”). The JC Acquisition closed on November 1, 2014. The consideration transferred totaled $23.5 million and consisted of $17.6 million in cash and 408,317 shares of the Company’s common stock issued in a private placement with a three-year graded vesting period that began on the acquisition date. The stock, while unvested, is prohibited from being transferred to another third party. The fair value of the stock consideration, inclusive of the adjustment for the transfer restriction described in the preceding sentence, was estimated to be $5.9 million as of the acquisition date.

Prior to the JC Acquisition, Johnson Capital had a correspondent relationship with the Company and provided commercial real estate loan origination and loan servicing focused primarily in the Western and Southwestern United States. Its primary activities included serving as a loan broker and originating, selling, and servicing HUD loans. The JC Acquisition expands the Company’s network of loan originators, provides further diversification to its origination platform, and increases its HUD servicing portfolio.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed based on their estimated acquisition date fair values. The following table presents the purchase price allocation recorded as of the acquisition date:

(in thousands)	Purchase Price Allocation November 1, 2014
Assets acquired and liabilities assumed
Cash	$120
Mortgage servicing rights	8,209
Other assets	106
Mortgage pipeline intangible asset	884
Accounts payable	(95)
Goodwill	14,313

Consideration paid	$23,537

The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the residual amount recognized as goodwill. The fair values assigned to identifiable intangible assets acquired and liabilities assumed were determined using the following approaches:

•	Mortgage servicing rights: market and income approaches

•	Mortgage pipeline: market and income approaches

The recognized goodwill of $14.3 million, all of which is expected to be tax deductible over 15 years, is attributed to the value of the assembled workforce, the expanded brokered network, and the long-term expected synergies associated with the combination.

The purchase agreement required Johnson Capital to provide the Company with a minimum working capital balance at the acquisition date. To the extent actual working capital on the acquisition date exceeded or fell below the minimum requirement, the Company would either pay or receive funds from Johnson Capital. The Company and Johnson Capital have not yet agreed on the adjustments to working capital; therefore, the Company continues to recognize provisional amounts in its purchase price allocation related to these items as of December 31, 2014. Any adjustments to the provisional amounts recognized will be made upon agreement of the adjustments to working capital, if any, and will directly relate to facts and circumstances that existed as of the acquisition date. The Company does not expect these adjustments to have a material impact on goodwill.

The total revenues and loss from operations of the assets acquired from Johnson Capital since the acquisition date and included in the accompanying consolidated statements of income for both the three and twelve months ended December 31, 2014 were $1.6 million and $0.4 million, respectively. Included within the loss from operations of $0.4 million are expenses and amortization of intangible assets related to the JC Acquisition totaling $0.6 million.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The revenues and earnings of the combined entity, as though the JC Acquisition had occurred as of January 1, 2013, for the years ended December 31, 2014 and 2013 are as follows:

	For the year ended December 31,
Supplementary pro forma information	2014	2013
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$374,670	$333,106
Income from operations	$88,593	$68,054
Net income (1)	$54,310	$42,312
Diluted earnings per share	$1.64	$1.22
Weighted average diluted shares outstanding	33,048	34,760

(1)	Net income includes pro forma adjustments related to additional tax expense as a result of the increased combined earnings. Pro forma adjustments increasing tax expense by $1.8 million and $0.5 million are included in the supplementary pro forma information presented for 2014 and 2013, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill as of and for the years ended December 31, 2014 and 2013 follows:

	As of and for the year ended December 31,
(in thousands)	2014	2013
Beginning balance	$60,212	$59,735
Additions from acquisitions	14,313	—
Retrospective adjustments	—	477
Impairment	—	—

Ending balance	$74,525	$60,212

The following summarizes the Company’s other intangible assets related to acquisition activity as of December 31, 2014 and 2013:

	As of December 31, 2014			As of December 31, 2013
(in thousands)	Gross carrying value	Accumulated Amortization	Net carrying value	Gross carrying value	Accumulated Amortization	Net carrying value
Mortgage pipeline intangible asset	$19,584	$(18,871)	$713	$18,700	$(18,191)	$509

As of December 31, 2014, the pipeline intangible asset acquired from CWCapital was fully amortized. The Company expects to amortize the entire December 31, 2014 net carrying value of the mortgage pipeline intangible asset within the next 12-15 months.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company’s MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of temporary impairment). The Company’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model as necessary to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value. As of December 31, 2014 and 2013, the fair value of our MSR portfolio exceeded the amortized cost.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value:

•	Derivative Instruments—Derivative positions consist of interest rate lock commitments and forward sale agreements. These instruments are valued using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company and are classified within Level 3 of the valuation hierarchy.

•	Loans Held For Sale—Loans held for sale are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable prices from market participants. Therefore, the Company classifies these loans held for sale as Level 2.

•	Pledged Securities—Pledged securities are valued using quoted market prices from recent trades. Therefore, the Company classifies pledged securities as Level 1.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

(in thousands)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
December 31, 2014
Assets
Loans held for sale	$—	$1,072,116	$—	$1,072,116
Pledged securities and cash	67,719	—	—	67,719
Derivative assets	—	—	14,535	14,535

Total	$67,719	$1,072,116	$14,535	$1,154,370

Liabilities
Derivative liabilities	$—	$—	$4,877	$4,877

Total	$—	$—	$4,877	$4,877

December 31, 2013
Assets
Loans held for sale	$—	$281,477	$—	$281,477
Pledged securities and cash	49,651	—	—	49,651
Derivative assets	—	—	19,563	19,563

Total	$49,651	$281,477	$19,563	$350,691

Liabilities
Derivative liabilities	$—	$—	$222	$222

Total	$—	$—	$222	$222

There were no transfers between any of the levels within the fair value hierarchy during 2014 or 2013.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below:

Fair Value Measurements
Using Significant
Unobservable Inputs:

Derivative Instruments
(in thousands)	December 31, 2014
Derivative assets and liabilities, net
Beginning balance, December 31, 2013	$19,341
Settlements	(231,666)
Realized gains (losses) recorded in earnings (1)	212,325
Unrealized gains (losses) recorded in earnings (1)	9,658

Ending balance, December 31, 2014	$9,658

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative Instruments
(in thousands)	December 31, 2013
Derivative assets and liabilities, net
Beginning balance, December 31, 2012	$20,391
Settlements	(204,721)
Realized gains (losses) recorded in earnings (1)	184,330
Unrealized gains (losses) recorded in earnings (1)	19,341

Ending balance, December 31, 2013	$19,341

(1)	Realized and unrealized gains (losses) from derivatives are recognized in the Gains from mortgage banking activities line item in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$14,535	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	4,877	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of December 31, 2014 and 2013 are presented below:

	December 31, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$113,354	$113,354	$170,563	$170,563
Restricted cash	13,854	13,854	5,427	5,427
Pledged securities	67,719	67,719	49,651	49,651
Loans held for sale	1,072,116	1,072,116	281,477	281,477
Loans held for investment, net	223,059	225,318	134,656	135,620
Derivative assets	14,535	14,535	19,563	19,563

Total financial assets	$1,504,637	$1,506,896	$661,337	$662,301

Financial Liabilities:
Derivative liabilities	$4,877	$4,877	$222	$222
Warehouse notes payable	1,216,245	1,216,245	373,107	373,107
Note payable	171,766	173,250	173,258	173,258

Total financial liabilities	$1,392,888	$1,394,372	$546,587	$546,587

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash—The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments (Level 1).

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Pledged Securities—Consist of cash and investments in money market accounts invested in government securities. Investments typically have maturities of 90 days or less, and are valued using quoted market prices from recent trades (Level 1).

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded, and are valued using discounted cash flow models that incorporate observable inputs from market participants (Level 2).

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for periods of up to three years, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of December 31, 2014 and 2013, no credit-related adjustments were required.

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

Note Payable—Consist of borrowings outstanding under a term note agreement. The borrowing rate on the note payable is based upon average 30-day LIBOR plus a margin. The Company estimates the fair value by discounting the future cash flows at market rates (Level 2).

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

	Fair Value Adjustment Components				Balance Sheet Location
(in thousands)	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Contract Assets	Derivative Contract Liabilities	Fair Value Adjustment To Loans Held for Sale
December 31, 2014
Rate lock commitments	$472,558	$11,279	$273	$11,552	$11,552	$—	$—
Forward sale contracts	1,529,241	—	(1,894)	(1,894)	2,983	(4,877)	—
Loans held for sale	1,056,683	13,812	1,621	15,433	—	—	15,433

Total		$25,091	$—	$25,091	$14,535	$(4,877)	$15,433

December 31, 2013
Rate lock commitments	$235,616	$12,331	$(6,253)	$6,078	$6,299	$(221)	$—
Forward sale contracts	515,755	—	13,263	13,263	13,264	(1)	—
Loans held for sale	280,139	8,348	(7,010)	1,338	—	—	1,338

Total		$20,679	$—	$20,679	$19,563	$(222)	$1,338

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and/or securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of December 31, 2014, the Company held substantially all of its restricted liquidity in money market funds holding US Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2014 collateral requirements as outlined above. As of December 31, 2014, reserve requirements for the December 31, 2014 DUS loan portfolio will require the Company to fund $36.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any changes to have a material impact on its future operations; however, future changes to collateral requirements may adversely impact the Company’s available cash.

Under the provisions of the DUS agreement, the Company must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. These requirements were satisfied by the Company as of December 31, 2014.

The Company’s risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that the Company advance principal and interest payments to Fannie Mae on behalf of the borrower for a period of four months. Under the HUD program, the Company is required to advance 100% of the principal and interest payments due to noteholders if the borrower is delinquent in making loan payments. Advances are included in loan origination related fees and other receivables to the extent such amounts are recoverable.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the standards, and the Company satisfied the requirements as of December 31, 2014 and 2013. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2014, the net worth requirement was $98.6 million and the Company’s net worth was $326.0 million, as measured at the Company’s wholly owned subsidiary, Walker & Dunlop, LLC. As of December 31, 2014, the Company was required to maintain at least $19.0 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD and Ginnie Mae. As of December 31, 2014, the Company had operational liquidity of $125.3 million, as measured at the Company’s wholly owned subsidiary, Walker & Dunlop, LLC.

Litigation—Capital Funding Litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living Facilities”). On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC and its affiliates Column and Column Financial, Inc. as defendants. In December 2010, Column assumed the defense of the Company pursuant to an indemnification agreement. Capital Funding alleges that a

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the acquisition of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

Capital Funding further claims that Column and its affiliates and Walker & Dunlop, LLC breached the contract, were unjustly enriched, and committed unfair competition by using Capital Funding’s alleged proprietary information for certain allegedly unauthorized purposes. Capital Funding also asserts a separate unfair competition claim against Walker & Dunlop, LLC in which it alleges that Walker & Dunlop, LLC is improperly “taking credit” on its website for certain work actually performed by Capital Funding. Capital Funding seeks damages in excess of $30.0 million on each of the three claims asserted against all defendants, and an unspecified amount of damages on the separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also seeks injunctive relief in connection with its unjust enrichment and unfair competition claims.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for summary judgment on all claims, including two counts of breach of contract, two counts of promissory estoppel, two counts of unjust enrichment, and two counts of unfair competition. On April 30, 2013, the Court issued an Opinion and Order which granted the motion as to the promissory estoppel counts and one count of unjust enrichment. The court denied the motion as to all remaining claims.

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s claims were dismissed. The jury awarded Capital Funding (i) a $1.8 million judgment against defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse Securities (USA) LLC (“Credit Suisse”), Column’s parent, on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment against Credit Suisse. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. On March 13, 2014, the Court denied Capital Funding’s motion for a new trial. Capital Funding filed an appeal with Maryland’s Court of Special Appeals, which was heard on December 10, 2014. We are awaiting a ruling on the appeal. As a result of an indemnification arrangement with Column, the Company’s loss exposure is limited to $3.0 million, and the Company believes that the indemnification fully covers the $1.8 million judgment.

Litigation—CA Funds Group Litigation—In March 2012, the Company’s wholly owned subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding the Company’s investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by the Company. However, the Company independently formed a large loan bridge program (“the Bridge Program”), which is focused primarily on making floating-rate loans of up to three years of $30.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. The Company filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied the Company’s motion to dismiss the complaint. The Company intends to vigorously defend the matter. Discovery is ongoing.

The Company has not recorded a loss reserve for the aforementioned litigation as the Company does not believe that a loss is probable in either case. The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties, and other costs, and the Company’s reputation and business may be impacted. The Company’s management believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on its business, results of operations, liquidity, or financial condition.

In the normal course of business, the Company may be party to various other claims and litigation, none of which the Company believes is material.

Lease Commitments—The Company’s predecessor executed a lease agreement in October 2002 for its corporate headquarters, which was subsequently amended in November 2003, to increase the amount of space leased to a full floor (approximately 23,000 square feet). On July 1, 2011, the Company signed an amendment to acquire an additional approximately 23,000 square feet and extend the lease expiration date to November 20,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2023. Rent expense related to this lease is recognized on the straight-line basis over the term of the lease. Rent expense was approximately $5.1 million, $6.1 million and $3.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Minimum cash basis operating lease commitments follow (in thousands):

Year ending December 31,
2015	$4,938
2016	4,517
2017	4,105
2018	3,723
2019	3,275
Thereafter	11,040

Total	$31,598

NOTE 12—SHARE-BASED PAYMENT

There are 5,510,000 shares of stock authorized for issuance under the 2010 Equity Incentive Plan to directors, officers, and employees.

During 2014, 2013, and 2012, the Company granted stock options, under the 2010 Equity Incentive Plan, as amended, primarily to executive officers, with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The stock options have a 10 year exercise period and vest ratably over periods of three years dependent solely on continued employment. In addition, the Company granted restricted shares, under the 2010 Equity Incentive Plan, to officers, employees, and non-employee directors, without cost to the grantee. The restricted share awards granted to officers and employees typically vest ratably over three years dependent on continued employment, performance conditions, or some combination thereof. Restricted share awards to non-employee directors fully vest one year from the date of grant.

In addition, in 2014 and 2013, the Company granted 355,846 and 275,038 RSUs, respectively, to officers and certain other employees in connection with PSPs. The RSUs cliff vest after three years based on continued employment and the Company’s achievement of specified performance targets. If either of the conditions is not met, the RSUs are forfeited. The Company recorded compensation expense totaling $0.9 million and $0.2 million related to these RSUs for the years ended December 31, 2014 and 2013, respectively. No expense was incurred related to the RSUs for the year ended December 31, 2012. As of December 31, 2014, all of the RSUs are unvested and outstanding.

At December 31, 2014, an additional 1,631,443 shares remain available for grant under the 2010 Equity Incentive Plan.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides additional information regarding the Company’s share-based payment plan for the year ended December 31, 2014:

(in thousands, except share and per share amounts)	Options / Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Restricted Shares
Nonvested at beginning of period	797,191
Granted	479,885
Vested	(399,658)
Forfeited	(11,040)

Nonvested at end of period	866,378			$15,196

Stock Options
Outstanding at beginning of period	758,336
Granted	312,992
Exercised	(3,333)
Forfeited	—
Expired	—

Outstanding at end of period	1,067,995	$15.70	8.0	$2,129

Exercisable at end of period	440,009	$14.10	7.1	$1,568

The fair value of stock option awards granted during 2014, 2013, and 2012 were estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

	2014	2013	2012
Estimated option life	6.00 years	6.00 years	6.00 years
Risk free interest rate	1.86%	1.01%	1.09%
Expected volatility	35.35%	33.58%	45.76%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant date fair value per share of options granted	$6.35	$6.13	$5.79

The fair value of restricted share awards granted during 2014 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2014, 2013, and 2012 were $16.60 per share, $18.40 per share, and $12.74 per share, respectively.

The fair values of the restricted shares that vested during the years ended December 31, 2014, 2013, and 2012 follow:

	December 31,
(in thousands)	2014	2013	2012
Restricted Shares	$6,208	$9,076	$3,327

For the years ended December 31, 2014, 2013, and 2012, share based payment expense was $10.0 million, $9.2 million, and $5.2 million, respectively. For the year ended December 31, 2014, the excess tax expense recognized on the vesting events was less than $0.1 million. For the years ended December 31, 2013 and 2012, the excess tax benefit recognized on the vesting events was $1.3 million and $0.2 million, respectively. As of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, the total unrecognized compensation cost for outstanding restricted shares and options was $10.3 million, net of estimated forfeitures. As of December 31, 2014, the weighted-average period over which the unrecognized compensation cost will be recognized is 1.8 years.

NOTE 13—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Weighted average number of shares outstanding used to calculate basic earnings per share	32,210	33,764	25,545

Dilutive securities:
Stock options	414	572	300

Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	32,624	34,336	25,845

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

	For the year ended December 31,
(in thousands)	2014	2013	2012
Average options	611	82	160
Average restricted shares	—	—	9

Under the 2010 Equity Incentive Plan, as amended, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2014, 2013, and 2012, the Company repurchased and retired 130,120, 161,294, and 48,359 restricted shares at a weighted average market price of $15.53, $17.64, and $15.32, upon grantee vesting, respectively.

In the first quarter of 2014, the Company repurchased 2.5 million shares of the Company’s common stock from one of its largest stockholders at a price of $14.50 per share, which was below the market price at the time, and immediately retired the shares, reducing stockholders’ equity by approximately $35.5 million.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 14—INCOME TAXES

Income Tax Provision

The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of the provision for income taxes:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Current
Federal	$19,309	$5,144	$4,332
State	2,959	645	1,136

Total	$22,268	$5,789	$5,468

Deferred
Federal	$8,862	$15,868	$14,068
State	1,398	2,343	2,218

Total	$10,260	$18,211	$16,286

Items charged or credited directly to stockholders’ equity
Federal	$(33)	$1,091	$206
State	(5)	166	38

Total	$(38)	$1,257	$244

Income tax provision	$32,490	$25,257	$21,998

A reconciliation of the statutory federal tax provision to the income tax provision in the accompanying statements of income follows:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Statutory federal provision (35%)	$29,369	$23,376	$19,520
Statutory state income tax provision, net of federal tax benefit	2,805	2,195	2,174
Other	316	(314)	304

Income tax expense	$32,490	$25,257	$21,998

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
(in thousands)	2014	2013
Deferred Tax Assets:
Compensation related	$9,009	$5,002
Credit losses	1,670	2,789
Acquisition related (1)	4,347	6,635
Other	1,083	1,050

Total deferred tax assets	$16,109	$15,476
Deferred Tax Liabilities:
Mark-to-market of derivatives and loans held for sale	$(8,059)	$(6,157)
Mortgage servicing rights related	(90,359)	(81,189)
Depreciation	(2,197)	(2,376)

Total deferred tax liabilities	$(100,615)	$(89,722)

Deferred tax liabilities, net	$(84,506)	$(74,246)

(1)	Acquisition-related deferred tax assets consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions, acquisition-related costs capitalized for tax purposes, and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest, in the consolidated financial statements. As of December 31, 2014, based on all known facts and circumstances and current tax law, management believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 15—TRANSACTIONS WITH RELATED PARTIES

On September 4, 2012, the Company consummated the acquisition of CWCapital LLC and at such time, Fortress and its subsidiaries became a related party by virtue of its ownership of greater than 10% of the issued and outstanding common stock of the Company. Following the closing of the CW Acquisition, pursuant to a transition services agreement, the Company agreed to pay CW Financial $1.0 million per month for three months for support services during the integration period. For the year ended December 31, 2012, the amount of such fees paid to CW Financial was $3.0 million.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16—SEGMENTS

The Company is one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. The Company originates a range of multifamily and other commercial real estate loans that are sold to the GSEs or HUD or placed with institutional investors. The Company also services nearly all of the loans it sells to the GSEs and HUD and many of the loans that it places with institutional investors. Substantially all of the Company’s operations involve the delivery and servicing of loan products for its customers. Management makes operating decisions and assesses performance based on an ongoing review of these integrated operations, which constitute the Company’s only operating segment for financial reporting purposes.

The Company evaluates the performance of its business and allocates resources based on a single-segment concept. No one borrower/key principal accounts for more than 3% of our total risk-sharing loan portfolio.

An analysis of the product concentrations and geographic dispersion that impact the Company’s servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by product, as of December 31, 2014, 2013, and 2012 follows:

	As of December 31,
(in thousands)	2014	2013	2012
Fannie Mae	$20,521,425	$19,352,880	$18,854,611
Freddie Mac	12,916,705	10,271,732	9,114,221
Ginnie Mae-HUD	5,828,981	5,044,193	4,642,380
Life insurance companies and other	4,764,779	4,268,222	2,558,787

Total	$44,031,890	$38,937,027	$35,169,999

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2014, 2013, and 2012 by geographical area, is as shown in the following table. No other state accounted for more than 5% unpaid principal balance and related servicing revenues in any of the three fiscal years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
	2014	2013	2012
California	14.9%	17.1%	18.6%
Florida	8.5%	8.2%	7.0%
Texas	7.5%	7.1%	7.5%
Maryland	6.1%	8.1%	9.2%
Virginia	5.2%	5.7%	5.6%
All other states	57.8%	53.8%	52.1%

Total	100.0%	100.0%	100.0%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17—OTHER OPERATING EXPENSES

The following is a summary of the major components of other operating expenses for each of the three years ended December 31, 2014, 2013, and 2012:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Professional fees	$11,117	$11,997	$15,377
Travel and entertainment	4,267	4,442	4,967
Rent	5,077	6,072	3,537
Marketing and preferred broker	3,693	3,873	2,755
Office expenses	3,537	3,676	2,577
All other	7,140	7,505	4,036

Total	$34,831	$37,565	$33,249

NOTE 18—QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2014 and 2013:

	As of and for the year ended December 31, 2014
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$71,876	$63,280	$52,241	$34,586
Servicing fees	26,073	25,036	23,962	23,343
Total revenues	112,598	98,055	85,286	64,833
Personnel	48,867	41,919	34,053	24,535
Amortization and depreciation	22,764	19,818	19,097	18,459
Total expenses	86,021	73,561	64,355	52,923
Operating income	26,577	24,494	20,931	11,910
Net income	16,251	15,113	12,914	7,144
Diluted earnings per share	$0.50	$0.47	$0.40	$0.21
Total originations	$4,275,451	$3,124,265	$2,385,414	$1,582,576
Servicing portfolio	$44,031,890	$41,219,196	$39,793,733	$38,908,865

	As of and for the year ended December 31, 2013
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$52,386	$45,278	$63,076	$42,931
Servicing fees	23,750	22,954	22,370	21,141
Total revenues	85,470	73,650	90,734	69,185
Personnel	36,985	31,091	37,308	28,283
Amortization and depreciation	18,451	19,441	17,728	17,256
Total expenses	67,519	60,946	66,932	56,855
Operating income	17,951	12,704	23,802	12,330
Net income	11,206	8,055	14,543	7,726
Diluted earnings per share	$0.33	$0.23	$0.42	$0.23
Total originations	$2,340,782	$1,763,489	$2,559,414	$1,731,352
Servicing portfolio	$38,937,027	$38,666,621	$37,885,270	$36,760,520