Form 10-Q
period 2015-03-31
Walker & Dunlop, Inc.
filed 2015-05-06
CIK 1497770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 29, 2015, there were 30,276,413 total shares of common stock outstanding.

Walker & Dunlop, Inc.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(In thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$65,516	$113,354
Restricted cash	21,794	13,854
Pledged securities, at fair value	68,103	67,719
Loans held for sale, at fair value	1,293,186	1,072,116
Loans held for investment, net	231,740	223,059
Servicing fees and other receivables, net	28,724	23,234
Derivative assets	38,495	14,535
Mortgage servicing rights	375,159	375,907
Goodwill and other intangible assets	76,205	76,586
Other assets	28,581	33,663

Total assets	$2,227,503	$2,014,027

Liabilities and stockholders’ equity
Liabilities
Accounts payable and other liabilities	$133,742	$145,141
Performance deposits from borrowers	20,431	13,668
Derivative liabilities	14,821	4,877
Guaranty obligation, net of accumulated amortization	25,333	24,975
Allowance for risk-sharing obligations	4,054	3,904
Warehouse notes payable	1,444,085	1,216,245
Note payable	171,393	171,766

Total liabilities	$1,813,859	$1,580,576

Stockholders’ equity
Preferred shares, Authorized 50,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 28,926 shares at March 31, 2015 and 31,822 shares at December 31, 2014	289	318
Additional paid-in capital	202,140	224,164
Retained earnings	211,215	208,969

Total stockholders’ equity	$413,644	$433,451

Commitments and contingencies (Note 9)

Total liabilities and stockholders’ equity	$2,227,503	$2,014,027

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2015	2014
Revenues
Gains from mortgage banking activities	$72,720	$34,586
Servicing fees	26,841	23,343
Net warehouse interest income	4,354	2,236
Escrow earnings and other interest income	787	1,075
Other	7,419	3,593

Total revenues	$112,121	$64,833

Expenses
Personnel	$40,045	$24,535
Amortization and depreciation	24,674	18,459
Provision (benefit) for credit losses	84	(171)
Interest expense on corporate debt	2,477	2,573
Other operating expenses	9,435	7,527

Total expenses	$76,715	$52,923

Income from operations	$35,406	$11,910
Income tax expense	14,093	4,766

Net income	$21,313	$7,144

Basic earnings per share	$0.68	$0.21

Diluted earnings per share	$0.66	$0.21

Basic weighted average shares outstanding	31,515	33,548

Diluted weighted average shares outstanding	32,464	33,859

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$21,313	$7,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to fair value of future servicing rights, net of guaranty obligation	(31,317)	(13,888)
Change in fair value of premium and origination fees	(7,381)	785
Provision (benefit) for credit losses	84	(171)
Amortization and depreciation	24,674	18,459
Other operating activities, net	(228,032)	(87,247)

Net cash provided by (used in) operating activities	$(220,659)	$(74,918)

Cash flows from investing activities
Capital expenditures	$(448)	$(152)
Originations of loans held for investment	(8,420)	(81,250)
Principal collected on loans held for investment	—	29,720

Net cash provided by (used in) investing activities	$(8,868)	$(51,682)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$221,525	$16,333
Borrowings of interim warehouse notes payable	6,315	59,570
Repayments of interim warehouse notes payable	—	(21,653)
Repayments of note payable	(438)	(438)
Proceeds from issuance of common stock	2,819	1,467
Repurchase of common stock	(47,804)	(35,897)
Debt issuance costs	(662)	—
Tax benefit (shortfall) from vesting of equity awards	(66)	(96)

Net cash provided by (used in) financing activities	$181,689	$19,286

Net increase (decrease) in cash and cash equivalents	$(47,838)	$(107,314)
Cash and cash equivalents at beginning of period	113,354	170,563

Cash and cash equivalents at end of period	$65,516	$63,249

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$7,793	$5,135
Cash paid for taxes	$9,114	$2,283

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset-management responsibilities on nearly all loans that it sells to the GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus TM lender in 22 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also acts as a loan broker for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker. The Company retains the servicing rights on some of the loans where it acts as a broker.

The Company offers an interim loan program for floating-rate loans with original principal balances of generally up to $25.0 million, for terms of up to three years, to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent GSE or HUD financing (the “Interim Program”). The Company underwrites all loans originated through the Interim Program using similar underwriting standards used to underwrite loans it originates and sells. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s condensed consolidated balance sheet during such time that they are outstanding.

The Company offers a Commercial Mortgage Backed Securities (“CMBS”) lending program (“CMBS Program”) through a partnership with a large institutional investor, in which the Company owns a 20% interest (“CMBS Partnership”). The CMBS Program offers financing for all commercial property types throughout the United States. The loans in the CMBS Program are selected and funded by the CMBS Partnership and underwritten by the Company. The Company receives a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. The Company accounts for the 20% interest using the equity method of accounting. Three loans with an aggregate UPB of $64.1 million were originated through the CMBS Program during the three months ended March 31, 2015. The Company recorded $0.8 million and $0 of revenue related to the CMBS Program within the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, respectively. Additionally, the Company’s recorded investment in the CMBS Partnership was $4.8 million and $9.0 million as of March 31, 2015 and December 31, 2014, respectively.

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

Comprehensive Income—For the three months ended March 31, 2015 and 2014, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans have terms of up to three years and original principal balances of generally $25.0 million or less. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of March 31, 2015, the Loans held for investment, net balance consisted of $233.7 million of unpaid principal balance less $1.2 million of net unamortized deferred fees and costs and $0.8 million of allowance for loan losses. As of December 31, 2014, the Loans held for investment, net balance consisted of $225.3 million of unpaid principal balance less $1.4 million of net unamortized deferred fees and costs and $0.9 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in our portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by loan origination volumes, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no indication of impairment. The allowance for loan losses recorded as of March 31, 2015 and December 31, 2014 are based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, specifically impaired, or on non-accrual status as of March 31, 2015 or December 31, 2014. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within the Provision (benefit) for credit losses line item in the Condensed Consolidated Statements of Income. Provision (benefit) for credit losses consisted of the following activity for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014
Provision (benefit) for loan losses	$(66)	$169
Provision (benefit) for risk-sharing obligations	150	(340)

Provision (benefit) for credit losses	$84	$(171)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three months ended March 31, 2015 and 2014 are the following components:

	For the three months ended March 31,
(in thousands)	2015	2014
Warehouse interest income—loans held for sale	$7,408	$3,165
Warehouse interest expense—loans held for sale	(4,954)	(1,775)

Net warehouse interest income—loans held for sale	$2,454	$1,390

Warehouse interest income—loans held for investment	$3,057	$2,177
Warehouse interest expense—loans held for investment	(1,157)	(1,331)

Net warehouse interest income—loans held for investment	$1,900	$846

Total net warehouse interest income	$4,354	$2,236

Recently Issued Accounting Pronouncements—In April 2015, Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, was issued. ASU 2015-03 requires that debt issuance costs related to a note be presented in the balance sheet as a direct deduction from the face amount of that note. Current GAAP requires that debt issuance costs be presented as an asset. The ASU is effective for the Company for the annual and interim periods beginning January 1, 2016, with early adoption permitted and full retrospective application required. ASU 2015-03 would reduce the March 31, 2015 balances of Other assets by $3.9 million, Warehouse notes payable by $0.7 million, and Note payable by $3.2 million. The Company expects a similar impact upon adoption.

In April 2015, ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, was issued. ASU 2015-05 provides entities with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for the annual and interim periods beginning January 1, 2016, with early adoption permitted. Entities may select retrospective or prospective adoption of ASU 2015-05. The Company is still in the process of determining what impact, if any, the adoption of ASU 2015-05 will have on its financial statements and which adoption method it will select.

There have been no material changes to the accounting policies discussed in Note 2 of the Company’s 2014 Form 10-K, filed with the SEC on March 5, 2015.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consisted of the following activity for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014
Contractual loan origination related fees, net	$41,403	$20,698
Fair value of expected cash flows from servicing recognized at commitment	33,692	14,585
Fair value of expected guaranty obligation recognized at commitment	(2,375)	(697)

Total gains from mortgage banking activities	$72,720	$34,586

The origination fees shown in the table above are net of co-broker fees of $6.4 million and $3.8 million for the three months ended March 31, 2015 and 2014.

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

The fair values of the MSRs at March 31, 2015 and December 31, 2014 were $491.6 million and $469.9 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at March 31, 2015 is a decrease in the fair value of $16.1 million.

The impact of a 200 basis point increase in the discount rate at March 31, 2015 is a decrease in the fair value of $31.2 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,
(in thousands)	2015	2014
Beginning balance	$375,907	$353,024
Additions, following the sale of loan	24,182	13,675
Amortization	(18,820)	(16,701)
Pre-payments and write-offs	(6,110)	(2,022)

Ending balance	$375,159	$347,976

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of March 31, 2015:

	As of March 31, 2015
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Acquired MSRs	$132,837	$(66,630)	$66,207
Originated MSRs	437,854	(128,902)	308,952

Total	$570,691	$(195,532)	$375,159

The expected amortization of MSRs recorded as of March 31, 2015 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Nine Months Ending December 31,
2015	$43,267	$11,661	$54,928
Year Ending December 31,
2016	54,160	14,672	68,832
2017	47,090	13,080	60,170
2018	42,549	9,895	52,444
2019	36,627	8,307	44,934
2020	29,839	6,261	36,100
Thereafter	55,420	2,331	57,751

Total	$308,952	$66,207	$375,159

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

Activity related to the guaranty obligation for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,
(in thousands)	2015	2014
Beginning balance	$24,975	$23,489
Additions, following the sale of loan	1,755	484
Amortization	(1,397)	(1,064)

Ending balance	$25,333	$22,909

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an allowance for the estimated risk-sharing loss through a charge to the provision for risk-sharing obligations, which is a component of the Provision (benefit) for credit losses line item in the Condensed Consolidated Statements of Income, along with a write-off of the loan-specific MSR and guaranty obligation. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, the loss recognition occurs at or before the loan becomes 60 days delinquent. Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2015 and 2014 follows:

	For the three months ended March 31,
(in thousands)	2015	2014
Beginning balance	$3,904	$7,363
Provision (benefit) for risk-sharing obligations	150	(340)
Write-offs	—	(1,361)

Ending balance	$4,054	$5,662

As of March 31, 2015, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $4.1 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $46.1 billion as of March 31, 2015 compared to $44.0 billion as of December 31, 2014.

NOTE 7—WAREHOUSE NOTES PAYABLE

At March 31, 2015, to provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $1.9 billion with certain national banks and a $0.4 billion uncommitted facility with Fannie Mae (“Agency Warehouse Facilities”). In support of these agency warehouse facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. Additionally, at March 31, 2015, the Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“interim warehouse facilities”). The Company has pledged substantially all of its loans held for investment against these interim warehouse facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at March 31, 2015 follow:

	March 31, 2015
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$1,095,000	$824,829	LHFS	30-day LIBOR plus 1.50%
Agency warehouse facility #2	650,000	244,554	LHFS	30-day LIBOR plus 1.50%
Agency warehouse facility #3	200,000	160,013	LHFS	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommited line and open maturity	400,000	47,202	LHFS	30-day LIBOR plus 1.15%

Total agency warehouse facilities	$2,345,000	$1,276,598

Interim warehouse facility #1	$75,000	$59,815	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #2	135,000	81,123	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	50,000	26,549	LHFI	30-day LIBOR plus 2.00% to 2.50%

Total interim warehouse facilities	$260,000	$167,487

Total warehouse facilities	$2,605,000	$1,444,085

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

On March 25, 2015, the Company executed a temporary commitment increase agreement to the warehousing credit and security agreement related to Agency Warehouse Facility #1. The agreement provides a temporary $670.0 million increase in the maximum borrowing capacity to allow the Company to fund a specific portfolio of loans. The temporary increase is effective from the date of execution and expires on the earlier of the date the specific portfolio is sold or 50 days after execution. No other material modifications were made to the agreement.

On April 10, 2015, the Company executed the second amendment to the credit and security agreement related to Interim Warehouse Facility #2. The amendment increased the maximum borrowing capacity to $200.0 million. No other material modifications were made to the agreement.

On April 15, 2015, the Company executed the second amendment to the credit and security agreement related to Agency Warehouse Facility #3. The amendment increased the maximum borrowing capacity to $240.0 million and extended the maturity date to April 30, 2016. No other material modifications were made to the agreement.

The warehouse notes payable and the note payable are subject to various financial covenants, all of which the Company was in compliance with as of March 31, 2015.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2015
Assets
Loans held for sale	$—	$1,293,186	$—	$1,293,186
Pledged securities	68,103	—	—	68,103
Derivative assets	—	—	38,495	38,495

Total	$68,103	$1,293,186	$38,495	$1,399,784

Liabilities
Derivative liabilities	$—	$—	$14,821	$14,821

Total	$—	$—	$14,821	$14,821

December 31, 2014
Assets
Loans held for sale	$—	$1,072,116	$—	$1,072,116
Pledged securities	67,719	—	—	67,719
Derivative assets	—	—	14,535	14,535

Total	$67,719	$1,072,116	$14,535	$1,154,370

Liabilities
Derivative liabilities	$—	$—	$4,877	$4,877

Total	$—	$—	$4,877	$4,877

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2015 and 2014.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days) and are not outstanding for more than one period. A roll forward of derivative instruments which require valuations based upon significant unobservable inputs, is presented below for the three months ended March 31, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs: Derivative Instruments
	Three Months Ended March 31,
(in thousands)	2015	2014
Derivative assets and liabilities, net
Beginning balance	$9,658	$19,341
Settlements	(58,704)	(40,368)
Realized gains recorded in earnings (1)	49,046	21,027
Unrealized gains recorded in earnings (1)	23,674	13,559

Ending balance	$23,674	$13,559

(1)	Realized and unrealized gains from derivatives are recognized in the Gains from mortgage banking activities line item in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2015:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$38,495	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	14,821	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases (decreases) in this input may lead to significantly lower (higher) fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 are presented below:

	March 31, 2015		December 31, 2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$65,516	$65,516	$113,354	$113,354
Restricted cash	21,794	21,794	13,854	13,854
Pledged securities	68,103	68,103	67,719	67,719
Loans held for sale	1,293,186	1,293,186	1,072,116	1,072,116
Loans held for investment, net	231,740	233,738	223,059	225,318
Derivative assets	38,495	38,495	14,535	14,535

Total financial assets	$1,718,834	$1,720,832	$1,504,637	$1,506,896

Financial liabilities:
Derivative liabilities	$14,821	$14,821	$4,877	$4,877
Warehouse notes payable	1,444,085	1,444,085	1,216,245	1,216,245
Note payable	171,393	172,813	171,766	173,250

Total financial liabilities	$1,630,299	$1,631,719	$1,392,888	$1,394,372

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash—The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments (Level 1).

Pledged Securities—Consist of highly liquid investments in commercial paper of AAA rated entities, investments in money market accounts invested in government securities, and investments in government guaranteed securities. Investments typically have maturities of 90 days or less and are valued using quoted market prices from recent trades.

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded and are valued using discounted cash flow models that incorporate observable prices from market participants.

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of March 31, 2015 and December 31, 2014, no credit-related adjustments were required.

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

Warehouse Notes Payable—Consist of borrowings outstanding under warehouse line agreements. The borrowing rates on the warehouse lines are based upon 30-day LIBOR plus a margin. The carrying amounts approximate fair value because of the short maturity of these instruments and the monthly resetting of the index rate to prevailing market rates (Level 2).

Note Payable—Consist of borrowings outstanding under a term note agreement. The borrowing rate on the note payable is based upon 30-day LIBOR plus an applicable margin. The Company estimates the fair value by discounting the future cash flows at market rates (Level 2).

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

		Fair Value Adjustment Components			Balance Sheet Location
(in thousands)	Notional or Principal Amount	Assumed Gain (Loss) on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Assets	Derivative Liabilities	Fair Value Adjustment To Loans Held for Sale
March 31, 2015
Rate lock commitments	$1,170,610	$28,412	$8,935	$37,347	$37,347	$—	$—
Forward sale contracts	2,447,266	—	(13,673)	(13,673)	1,148	(14,821)	—
Loans held for sale	1,276,656	11,792	4,738	16,530	—	—	16,530

Total		$40,204	$—	$40,204	$38,495	$(14,821)	$16,530

December 31, 2014
Rate lock commitments	$472,558	$11,279	$273	$11,552	$11,552	$—	$—
Forward sale contracts	1,529,241	—	(1,894)	(1,894)	2,983	(4,877)	—
Loans held for sale	1,056,683	13,812	1,621	15,433	—	—	15,433

Total		$25,091	$—	$25,091	$14,535	$(4,877)	$15,433

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of March 31, 2015, the Company held all of its restricted liquidity in money market funds holding US Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2015 collateral requirements as outlined above. As of March 31, 2015, reserve requirements for the March 31, 2015 DUS loan portfolio will require the Company to fund $39.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2015. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At March 31, 2015, the net worth requirement was $99.8 million, and the Company’s net worth was $361.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2015, the Company was required to maintain at least $19.2 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of March 31, 2015, the Company had operational liquidity of $76.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Litigation—Capital Funding litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned operating subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living Facilities”). On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC and its affiliates Column and Column Financial, Inc. as defendants. In December 2010, Column assumed the defense of the Company pursuant to an indemnification agreement. Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the acquisition of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

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

To provide for greater certainty regarding Column’s indemnification obligations before the resolution of this litigation and to cap our total loss exposure, the Company secured a further agreement from Column in November 2010 confirming that it will indemnify the Company for any liabilities that arise as a result of this litigation. As part of this further indemnification agreement, in the event Column is required to pay the Company for any liabilities under the Capital Funding litigation that it otherwise would not have been obligated to pay under the Column Transaction Agreement, the Company will indemnify Column for an amount up to $3.0 million. Also as part of this further indemnification agreement, William Walker, our Chairman and Chief Executive Officer, and Mallory Walker, former Chairman and current stockholder, in their individual capacities, agreed that if Column is required to indemnify the Company under this agreement and otherwise would not have been obligated to pay such amounts under the Column Transaction Agreement, Messrs. William Walker and Mallory Walker will pay any such amounts in excess of $3.0 million but equal to or less than $6.0 million. As a result of this agreement, the Company will have no liability or other obligation for any damage amounts in excess of $3.0 million arising out of this litigation. Although Column has assumed defense of the case for all defendants, and is paying applicable counsel fees, as a result of the indemnification claim procedures described above, the Company could be required to bear the significant costs of the litigation and any adverse judgment unless and until the Company is able to prevail on our indemnification claim. The Company believes that it will fully prevail on its indemnification claims against Column, and that the Company ultimately will incur no material loss as a result of this litigation, although there can be no assurance that this will be the case. Accordingly, we have not recorded a loss contingency for this litigation.

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

Litigation—CA Funds Group Litigation—In March 2012, the Company’s wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding the Company’s investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by the Company. However, the Company independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. The Company filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied the Company’s motion to dismiss the complaint. Discovery has concluded. The Company intends to vigorously defend the matter and to file a motion for summary judgment.

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

NOTE 10—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014
Weighted average number of shares outstanding used to calculate basic earnings per share	31,515	33,548
Dilutive securities
Stock options	949	311

Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	32,464	33,859

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs and excess tax benefits associated with the awards. The following table presents any average outstanding options to purchase shares of common stock and average restricted shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

	For the three months ended March 31,
(in thousands)	2015	2014
Average options	776	493
Average restricted shares	—	159

NOTE 11—STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below:

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2014	31,822	$318	$224,164	$208,969	$433,451
Net income	—	—	—	21,313	21,313
Stock-based compensation	—	—	3,931	—	3,931
Issuance of common shares in connection with equity incentive plans	162	2	2,817	—	2,819
Repurchase and retirement of common stock	(3,058)	(31)	(28,706)	(19,067)	(47,804)
Tax shortfall from vesting of restricted shares	—	—	(66)	—	(66)

Balances at March 31, 2015	28,926	$289	$202,140	$211,215	$413,644

During the three months ended March 31, 2015, the Company repurchased 3.0 million shares of the Company’s common stock at a price of $15.60 per share, which was below the market price at the time, and immediately retired the shares, reducing stockholders’ equity by $46.8 million.

NOTE 12—GOODWILL

A summary of the Company’s goodwill as of and for the three months ended March 31, 2015 and 2014 follows:

	As of and for the three months ended March 31,
(in thousands)	2015	2014
Beginning balance	$74,525	$60,212
Additions from acquisitions	—	—
Retrospective adjustments	100	—
Impairment	—	—

Ending balance	$74,625	$60,212

On September 25, 2014, the Company executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital Group, Inc. (“Johnson Capital”). The acquisition of Johnson Capital closed on November 1, 2014 (the “JC Acquisition”). The Company provisionally allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed related to the JC Acquisition based on their estimated acquisition date fair values. A change to the provisional amounts recorded for assets acquired, identifiable intangible assets, and liabilities assumed during the measurement period affects the amount of the purchase price allocated to goodwill. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the three months ended March 31, 2015, the Company identified immaterial adjustments to certain of the provisional amounts recorded as shown in the table above. The adjustments were recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date.

As of March 31, 2015, the Company has completed the accounting for the JC Acquisition as the Company has obtained all of the information it was seeking about facts and circumstances that existed as of the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in the 2014 Form 10-K.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	the future of the GSEs, including their origination capacities, and their impact on our business;

•	the future funding level of HUD, including whether such funding level will be sufficient to support future firm commitment requests, and its impact on our business;

•	changes to the interest rate environment and its impact on our business;

•	our growth strategy;

•	our projected financial condition, liquidity and results of operations;

•	our ability to obtain and maintain warehouse and other loan funding arrangements;

•	availability of and our ability to retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals and lenders;

•	degree and nature of our competition;

•	the outcome of pending litigation;

•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;

•	our ability to comply with the laws, rules, and regulations applicable to us;

•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets, or the general economy; and

•	general volatility of the capital markets and the market price of our common stock.

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

We fund loans for GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to loan closing. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed, and we retain the right to service substantially all of these loans.

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

We own a 20% interest in a partnership with a large institutional investor (the “CMBS Partnership”). The CMBS Partnership offers financing through a commercial mortgage backed securities (“CMBS”) platform for all commercial property types throughout the United States (the “CMBS Program”). The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 90 days of origination. The loans in the CMBS Partnership are selected and funded by the CMBS Partnership and underwritten by us. We receive a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans.

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

In addition to the MSR, for all Fannie Mae DUS loans with risk-sharing obligations, upon sale we record the greater of (1) the fair value of the obligation to stand ready to perform over the term of the guaranty (non-contingent obligation) and (2) the fair value of the expected loss from the risk-sharing obligations in the event of a borrower default (contingent obligation). In determining the fair value of the guaranty obligation, we consider the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the life of the loan (three to five basis points annually for the periods presented), discounted using a 12-15% discount rate for the periods presented. Historically, the contingent obligation has been de minimis upon loan sale and thus not recognized at that time. The discount rate used to calculate the guaranty obligation is consistent with what is used to calculate the corresponding MSR. The estimated life of the guaranty obligation is the estimated period over which we believe we will be required to stand ready under the guaranty.

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

Allowance for Risk-sharing Obligations and Allowance for Loan Losses. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Condensed Consolidated Balance Sheets. The allowance for loan losses relates to our loans held for investment from our Interim Program and is included as a component of Loans held for investment, net within the Condensed Consolidated Balance Sheets. The amount of each of these allowances considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing, which for loans held for investment is 100%. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor each allowance on all applicable loans and update loss estimates as current information is received. The Provision (benefit) for credit losses line item in the Condensed Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

We evaluate all of our loans held for investment for impairment quarterly. Our impairment evaluation focuses primarily on payment status and property financial performance. We consider a loan impaired when the current facts and circumstances suggest it is not probable that we will collect all contractually due principal and interest payments. When a loan is not considered impaired, we apply a collective allowance that is based on recent historical loss probability and historical loss rates incurred in our risk-sharing portfolio, adjusted as needed for current market conditions (“loss factors”). We use the loss experience from our risk-sharing portfolio as a proxy for losses incurred in our loans held for investment portfolio since (i) we have not experienced any actual losses related to our loans held for investment to date and (ii) the loans in the loans held for investment portfolio have similar characteristics to loans held in the risk-sharing portfolio. Since the inception of the Interim Program, we have not had any delinquent or impaired loans or charged off any loans. The historical loss factors are updated quarterly. We have not experienced significant change in the loss factors during the periods presented in the financial statements. These loss factors may change in the future as economic and market conditions change and as the Interim Program matures.

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

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market are strong. Multifamily occupancy rates and effective rents continue to increase based upon strengthening rental market demand while delinquency rates remain at historic lows, all of which aid loan performance due to their importance to the cash flows of the underlying properties. Most other commercial real estate asset classes saw similar improvements. The increased demand and cash flows have boosted the value of many commercial and multifamily properties towards the high end of the historical ranges.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. According to the Mortgage Bankers Association, commercial and multifamily loan maturities are expected to increase dramatically beginning in 2015 and continuing through the end of 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. All of these factors have benefited our origination volumes over the past few quarters, and in particular this quarter, as evidenced by the 175% year-over-year growth in origination volumes during the first quarter of 2015. Competition amongst banks, life insurance companies, the GSEs, HUD, and CMBS conduits remains fierce, putting downward pressure on our gains from mortgage banking margins during this period.

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

The GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency’s (“FHFA”) 2014 GSE Scorecard, released in May 2014, limited Fannie Mae to $30.0 billion of multifamily loan originations and Freddie Mac to $26.0 billion of multifamily loan originations (the “2014 Caps”). Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans were not subject to the limitations of the 2014 Caps. Combined, the GSEs originated $57.2 billion of business in 2014. The FHFA released its 2015 GSE Scorecard in January 2015. Fannie Mae’s loan origination caps remained unchanged, while Freddie Mac’s cap increased to $30.0 billion (“2015 Caps”). Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be outside of the loan origination caps.

In 2014, we originated $7.6 billion of multifamily mortgages with the GSEs, up $3.2 billion, or 71% year over year. In the first half of 2014, GSE originations were negatively impacted by the trough in mortgage maturities as well as the uncertainty caused by the delayed release of the 2014 scorecard. The uncertainty resulted in a decrease in GSE loan origination volume for the first half of 2014 compared to the same period in 2013. Following the release of the scorecard in May 2014, the GSEs actively competed for new deal flow and originated new loans at an increased level during the second half of 2014 compared to the same period in 2013. Given the early announcement of the 2015 Caps and the positive market fundamentals underlying multifamily real estate, the GSEs were very active during the first quarter of 2015, originating $20.4 billion of multifamily loans.

Due to the GSEs’ strong start to the year, there has been significant discussion about whether or when they will hit the 2015 Caps. This issue is being actively discussed by the GSEs and the industry with the FHFA. It is unknown whether any action will be taken by the FHFA relative to the 2015 Caps. In the meantime, however, the GSEs are managing to the current caps through a combination of increased pricing and enhanced underwriting. The GSEs continue to actively quote affordable, manufactured housing, and small loan business as those asset classes are not subject to the 2015 Caps. We expect the GSEs to remain active and competitive for new deals in 2015. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. While it is not expected, a decline in GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volumes. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume in 2016 and beyond.

In response to increased demand from life insurance companies, banks, and CMBS for long-term, fixed-rate commercial and multifamily loans, and in preparation for the 2015-2017 wave of maturities, we have significantly grown our Capital Markets platform over the past few years, adding origination talent across the United States. 2014 was a down year for commercial real estate loan maturities, with maturities hitting their lowest levels since 2009. As a result, our brokered originations increased only a 1% in 2014. Commercial and multifamily loan maturities are expected to increase over 30% in 2015 when compared to 2014. In addition, notes from recent Federal Reserve meetings suggest that an increase in interest rates may not occur until late in 2015. As a result, some borrowers appear to be accelerating their refinancing in order to take advantage of the current rate environment, leading to higher loan origination volumes than anticipated across the industry. While we expect the GSEs to continue to be very active in 2015, the apparent appetite for debt funding within the broader commercial real estate market coupled with the acquisition of Johnson Capital should allow for significant growth in our brokered originations in 2015, as evidenced by the 83% year-over-year growth in brokered origination volumes we experienced in the first quarter of 2015.

In addition to banks and life insurance companies, there has been a recent increase in demand for CMBS bonds backed by commercial and multifamily mortgages. The peak of the CMBS market was between 2005 and 2007, and after its collapse in 2008, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds has increased and we have experienced increased competition from an ever-growing CMBS mortgage origination market. According to Commercial Mortgage Alert (“CMA”), there are 36 CMBS lenders today, and originations from commercial and multifamily CMBS lenders were $94.1 billion in 2014, up 9% from 2013 and up from almost zero five years ago. CMA also forecasts that the CMBS origination market will increase to $124.0 billion in 2015 as the first wave of CMBS refinancing begins. It is the increased demand for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity upcoming in the next three years that led us to form the CMBS Partnership. We originated $89.5 million of loans for the CMBS Partnership in 2014, and the CMBS Partnership participated in two third-party securitizations in 2014, contributing $116.1 million of assets to the securitizations. During the first quarter of 2015, the CMBS Partnership participated in one third-party securitization, contributing $46.8 million of assets to the securitization. Participating in these securitizations in 2014 and 2015 is an important step for our CMBS Partnership and positions us to actively participate in the upcoming wave of refinancing.

The positive market dynamics that have benefitted the GSEs and broader capital markets have had the opposite effect on HUD’s multifamily business. As the economy has recovered and bank and CMBS capital has re-entered the market, borrowers have shied away from the long lead times required to secure a HUD loan. As a result, we originated $156.9 million of loans with HUD in the first quarter of 2015, down 39% from the first quarter of 2014. As HUD’s multifamily business has declined, several of our competitors have diverted resources and capital away from their HUD businesses. We, on the other hand, have remained active in the HUD multifamily business, adding resources and scale to our HUD business, particularly in the area of seniors housing and skilled nursing, where HUD remains the dominant provider of capital. HUD maintains its $30.0 billion capital allocation for its 2015 fiscal year, although we believe it is unlikely HUD will reach that limit.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2015 and 2014. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended March 31,
(dollars in thousands )	2015	2014
Origination Data:
Fannie Mae	$1,362,664	$459,281
Freddie Mac	1,996,002	368,437
Ginnie Mae - HUD	156,949	257,783
Brokered (1)	760,263	415,825
Interim Loans	8,420	81,250
CMBS (2)	64,100	—

Total Originations	$4,348,398	$1,582,576

Key Performance Metrics:
Operating margin	32%	18%
Return on equity	20%	7%
Net income	$21,313	$7,144
Adjusted EBITDA (3)	$35,408	$19,793
Diluted EPS	$0.66	$0.21
Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	36%	38%
Other operating expenses	8%	12%
Key Origination Metrics (as a percentage of origination volume):
Origination related fees	0.95%	1.31%
Fair value of MSRs created, net	0.72%	0.88%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (4)	0.89%	1.28%

	As of March 31,
	2015	2014
Servicing Portfolio by Product:
Fannie Mae	$20,801,580	$19,046,644
Freddie Mac	14,545,426	10,472,763
Ginnie Mae - HUD	5,775,968	5,099,601
Brokered (1)	4,498,161	4,102,707
Interim Loans	233,738	187,150
CMBS (5)	211,787	—

Total Servicing Portfolio	$46,066,660	$38,908,865

Key Servicing Metric (end of period):
Weighted-average servicing fee rate	0.24%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	Brokered transactions for the CMBS Partnership. For the three months ended March 31, 2015, the CMBS Partnership’s loan originations totaled $95.9 million.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or Interim Program originations.
(5)	All loans originated by the CMBS Partnership, whether brokered by us or not, are serviced by us.

The following table presents a period-to-period comparison of our financial results for the three months ended March 31, 2015 and 2014.

FINANCIAL RESULTS

	For the three months ended March 31,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Revenues
Gains from mortgage banking activities	$72,720	$34,586	$38,134	110%
Servicing fees	26,841	23,343	3,498	15%
Net warehouse interest income	4,354	2,236	2,118	95%
Escrow earnings and other interest income	787	1,075	(288)	-27%
Other	7,419	3,593	3,826	106%

Total revenues	$112,121	$64,833	$47,288	73%

Expenses
Personnel	$40,045	$24,535	$15,510	63%
Amortization and depreciation	24,674	18,459	6,215	34%
Provision (benefit) for credit losses	84	(171)	255	-149%
Interest expense on corporate debt	2,477	2,573	(96)	-4%
Other operating expenses	9,435	7,527	1,908	25%

Total expenses	$76,715	$52,923	$23,792	45%

Income from operations before income taxes	35,406	11,910	23,496	197%
Income tax expense	14,093	4,766	9,327	196%

Net income	$21,313	$7,144	$14,169	198%

Overview

The increase in revenues was primarily attributable to increases in gains from mortgage banking activities, servicing fees, and other revenues. The increase in gains from mortgage banking activities was due to the significant growth in loan origination volumes period over period. The increase in loan origination volumes is largely attributable to an increase in GSE loan origination volumes, which was the result of the GSEs more actively competing for new deal flow during the current period and the wave of refinancing activity as more fully discussed above in the Overview of Business Environment section. The increase in servicing fees was due to an increase in the average servicing portfolio, and the increase in other revenues was due to an increase in prepayment fees. The increase in expenses was primarily the result of increased commission costs due to increased loan origination volumes and increased bonus expense due to our improved financial results year over year. Additionally, amortization and depreciation expense increased primarily due to a rise in net write-offs of MSRs due to prepayment.

Revenues

Gains from Mortgage Banking Activities. Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The increase was primarily attributable to a 175% increase in the volume of loans originated year over year, partially offset by an 18% decrease in MSR income as a percentage of loan origination volumes (“MSR rate”) and a 27% decrease in origination fees as a percentage of loan origination volumes (“origination fee rate”).

Loan origination volume increased to $4.3 billion in 2015 from $1.6 billion in 2014, a 175% increase. The increase is principally attributable to increases in GSE and brokered loan origination volumes. See the Overview of Business Environment section above for a detailed discussion of the increases in GSE and brokered loan origination volumes. The decreases in the MSR rate and the origination fee rate were the result of (i) the increased competition for multifamily and other commercial real estate loan originations as discussed more fully above in the Overview of Current Business Environment section, (ii) a large increase in adjustable rate loan origination volume as a percentage of loan origination volume, and (iii) a larger average size of loans originated year over year. We generally receive lower origination and servicing fees for larger loans, and we record smaller MSR income for adjustable rate loans than we do for fixed rate loans.

Servicing Fees. The increase was primarily attributable to an increase in the servicing portfolio due to new loan originations. The average servicing portfolio during the three months ended March 31, 2015 was $45.0 billion compared to $39.0 billion during the three months ended March 31, 2014.

Net Warehouse Interest Income. The increase is related to a $1.1 million increase in net warehouse interest income from loans held for sale and a $1.0 million increase in net warehouse interest income from loans held for investment. The increase in net warehouse interest income from loans held for sale was primarily attributable to a 257% increase in the average daily outstanding warehouse balance, partially offset by a 51% decrease in the net warehouse margin. The average loans held for sale balance increased from $0.3 billion during 2014 to $1.0 billion during 2015. The increase in net warehouse interest income from loans held for investment was substantially the result of an increase in the average balance of loans outstanding from $154.9 million during 2014 to $227.4 million during 2015.

Other. The increase was primarily attributable to an increase in prepayment fees of $3.3 million from 2014 to 2015.

Expenses

Personnel. The increase was principally the result of higher commission costs due to higher loan origination volumes year over year and increased bonus expense due to our improved financial results year over year.

Amortization and Depreciation. The increase was primarily attributable to loan origination activity and the resulting growth in the capitalization of MSRs year over year. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment or default of the underlying loan prior to its scheduled maturity. During 2015, write-offs of MSRs increased $4.2 million from the prior year to $5.7 million.

Other Operating Expenses. The increase was primarily attributable to an increase in travel and entertainment expense and professional fees. The increase in travel and entertainment expense relates to an increase in average headcount year over year. The increase in professional fees is due to accounting, tax, and legal costs associated with acquisitions and the secondary offering of our stock, for which there was no comparable expense in the prior year.

Income Tax Expense. The increase in income tax expense was primarily due to the increase in income from operations.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative to, net income. Adjusted EBITDA represents GAAP net income before income taxes, adjusted for interest expense on our term loan facility, amortization and depreciation, provision (benefit) for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

We use adjusted EBITDA to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors. We believe that adjusted EBITDA, when read in conjunction with our GAAP financials, provides useful information to investors by offering:

•	the ability to make more meaningful period-to-period comparisons of our on-going operating results;

•	the ability to better identify trends in our underlying business and perform related trend analyses; and

•	a better understanding of how management plans and measures our underlying business.

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measure. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income.

Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended March 31,
(in thousands)	2015	2014
Reconciliation of GAAP Net Income to Adjusted EBITDA
GAAP net income	$21,313	$7,144
Recurring Adjustments:
Income tax expense	14,093	4,766
Interest expense	2,477	2,573
Amortization and depreciation	24,674	18,459
Provision (benefit) for credit losses	84	(171)
Net write-offs	—	(1,361)
Stock compensation expense	4,084	2,271
Gains attributable to mortgage servicing rights (1)	(31,317)	(13,888)

Adjusted EBITDA	$35,408	$19,793

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

The following table presents a period-to-period comparison of our non-GAAP financial results for the three months ended March 31, 2015 and 2014.

NON-GAAP FINANCIAL RESULTS

	For the three months ended March 31,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Origination fees	$41,403	$20,698	$20,705	100%
Servicing fees	26,841	23,343	3,498	15%
Net warehouse interest income	4,354	2,236	2,118	95%
Escrow earnings and other interest income	787	1,075	(288)	-27%
Other	7,419	3,593	3,826	106%
Personnel	(35,961)	(22,264)	(13,697)	62%
Net write-offs	—	(1,361)	1,361	-100%
Other operating expenses	(9,435)	(7,527)	(1,908)	25%

Adjusted EBITDA	$35,408	$19,793	$15,615	79%

Adjusted EBITDA. See the table above for the components of the change in adjusted EBITDA. The increase in origination fees is largely related to the significant increase in the volume of loans originated, partially offset by a decrease in the origination fee rate year over year. Servicing fees increased due to an increase in the average servicing portfolio year over year as a result of new loan originations. Net warehouse interest income increased largely due to an increase in the average outstanding balances of loans held for sale and loans held for investment year over year. Other revenues increased primarily due to a rise in prepayment fees. The increase in personnel expense was primarily due to an increase in commission costs due to higher loan origination volume and increased bonus expense due to our improved financial results year over year. The decrease in net write offs was due to a decrease in the volume of risk-sharing losses settled with Fannie Mae. During the three months ended March 31, 2015, we did not settle any losses with Fannie Mae. During the three months ended March 31, 2014, we settled the losses related to three risk-sharing loans that had previously defaulted. Other operating expenses increased primarily as a result of increases in travel and entertainment expense and professional fees.

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

Cash Flow from Financing Activities

We use our warehouse loan facilities and our corporate cash to fund loan closings. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically, we have used long-term debt to fund acquisitions, repurchase shares, and fund loans held for investment.

We currently do not pay dividends on our common stock and historically have not done so either.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2015 and 2014.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	Three Months Ended March 31,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Net cash provided by (uesd in) operating activities	$(220,659)	$(74,918)	$(145,741)	195%
Net cash provided by (used in) investing activities	(8,868)	(51,682)	42,814	-83%
Net cash provided by (used in) financing activities	181,689	19,286	162,403	842%
Cash and cash equivalents at end of period	$65,516	$63,249	$2,267	4%
Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(219,973)	$(73,618)	$(146,355)	199%
Net cash provided by (used in) operating activities, excluding loan origination activity	$(686)	$(1,300)	$614	-47%
Cash flows from investing activities
Originations of loans held for investment	$(8,420)	$(81,250)	$72,830	-90%
Principal collected on loans held for investment	—	29,720	(29,720)	-100%

Net investment in loans held for investment	$(8,420)	$(51,530)	$43,110	-84%
Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$221,525	$16,333	$205,192	1256%
Borrowings of interim warehouse notes payable	6,315	59,570	(53,255)	-89%
Repayments of interim warehouse notes payable	—	(21,653)	21,653	-100%
Repurchase of common stock	$(47,804)	$(35,897)	$(11,907)	33%

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operations for the three months ended March 31, 2015 is primarily attributable to the net use of $220.0 million for the funding of loan originations, net of sales of loans to third parties during 2015 compared to the net use of $73.6 million from funding loan originations, net of sales to third parties during 2014. Excluding cash provided by and used for the sale and purchase of loans, cash flows used in operations was $0.7 million during 2015 compared to $1.3 million during 2014.

The decrease in cash used in investing activities is primarily attributable to the net investment of $8.4 million in loans held for investment during 2015 compared to $51.5 million during 2014. Of the $8.4 million net investment in loans held for investment during 2015, $6.3 million was funded using interim warehouse borrowings, with the other $2.1 million funded using corporate cash. Of the $51.5 million of the net investment in loans held for investment during 2014, $38.5 was funded using interim warehouse borrowings, with the remaining $13.0 million funded using corporate cash.

The increase in cash provided by financing activities was primarily attributable to increased borrowings of warehouse notes payable and a reduction in repayments of interim warehouse notes payable, partially offset by an increase in cash used to repurchase and retire shares of our common stock and a decrease in borrowings of interim warehouse notes payable. The increase in borrowings of warehouse notes payable was largely attributable to the increased loan origination volume year over year. The decrease in net borrowings of interim warehouse notes payable was due to a decrease in the net investment in loans held for investment noted above.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans and (ii) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent, and advances on insurance and tax payments if the escrow funds are insufficient.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of March 31, 2015. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2015, the net worth requirement was $99.8 million and our net worth was $361.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2015, we were required to maintain at least $19.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2015, we had operational liquidity of $76.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Over the past 15 months, we have repurchased 5.5 million shares of our common stock for an aggregate cost of $82.3 million. We may opportunistically repurchase additional stock if we believe market conditions support such activity.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of March 31, 2015, we held substantially all of our restricted liquidity in money market funds holding US Treasuries in the aggregate amount of $66.5 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2015 collateral requirements as outlined above. As of March 31, 2015, reserve requirements for the March 31, 2015 DUS loan portfolio will require us to fund $39.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2015.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of March 31, 2015.

	March 31, 2015
	Maximum	Outstanding
(dollars in thousands)	Amount	Balance	Interest rate
Facility
Agency warehouse facility #1	$1,095,000	$824,829	30-day LIBOR plus 1.50%
Agency warehouse facility #2	650,000	244,554	30-day LIBOR plus 1.50%
Agency warehouse facility #3	200,000	160,013	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommited line and open maturity	400,000	47,202	30-day LIBOR plus 1.15%

Total agency warehouse facilities	$2,345,000	$1,276,598

Interim warehouse facility #1	$75,000	$59,815	30-day LIBOR plus 2.00%
Interim warehouse facility #2	135,000	81,123	30-day LIBOR plus 2.00%
Interim warehouse facility #3	50,000	26,549	30-day LIBOR plus 2.00% to 2.50%

Total interim warehouse facilities	$260,000	$167,487

Total warehouse facilities	$2,605,000	$1,444,085

Agency Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs, we have four warehouse facilities that we use to fund substantially all of our loan originations. As of March 31, 2015, we had three committed warehouse lines of credit in the aggregate amount of $1.9 billion with certain national banks and a $0.4 billion uncommitted facility with Fannie Mae (“Agency Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a committed warehouse line that is scheduled to mature on November 2, 2015. The total commitment amount of $1.1 billion as of March 31, 2015 consists of a base committed amount of $425.0 million and a temporary increase of $670.0 million, as more fully described below. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at 30-day London Interbank Offered Rate (“LIBOR”) plus 150 basis points. On March 25, 2015, we executed a temporary commitment increase agreement to the warehousing credit and security agreement that provides a temporary $670.0 million increase in the maximum borrowing capacity to allow us to fund a specific portfolio of loans. The temporary increase is effective from the date of execution and expires on the earlier of the date the specific portfolio is sold or 50 days after execution. No other material modifications were made to the agreement.

Agency Warehouse Facility #2:

We have a $650.0 million committed warehouse agreement with a national bank that is scheduled to mature on June 23, 2015. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at 30-day LIBOR plus 150 basis points. No material modifications have been made to the agreement during 2015.

Agency Warehouse Facility #3:

We have a $200.0 million committed warehouse agreement with a national bank. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 1.40%. On April 15, 2015, we executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $240.0 million and extended the maturity date from September 23, 2015 to April 30, 2016. No other material modifications were made to the agreement.

Uncommitted Agency Warehouse Facility:

We have a $400.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. There is no expiration date for this facility.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $260.0 million as of March 31, 2015. Consistent with industry practice, one of these facilities is a revolving commitment we expect to renew annually and two are revolving commitments we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have a $75.0 million committed warehouse line agreement that is scheduled to mature on September 21, 2015. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings bear interest at the average 30-day LIBOR plus 200 basis points. Borrowings under the facility are full recourse to the Company. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications have been made to the agreement during 2015.

Interim Warehouse Facility #2:

We have a $135.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2015. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings originally bear interest at 30-day LIBOR plus 200 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. On April 10, 2015, we executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $200.0 million. No other material modifications were made to the agreement.

Interim Warehouse Facility #3:

We have a $50.0 million repurchase agreement with a national bank that is scheduled to mature on May 19, 2016. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications have been made to the agreement during 2015.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of March 31, 2015, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Debt Obligations

We have a senior secured term loan credit agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $175.0 million term loan that was issued at a discount of 1.0% (the “Term Loan”). At any time, we may also elect to request the establishment of one or more incremental term loan commitments to make up to three additional term loans (any such additional term loan, an “Incremental Term Loan”) in an aggregate principal amount for all such Incremental Term Loans not to exceed $60.0 million.

We are obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to $0.4 million on the last business day of each of March, June, September, and December commencing on March 31, 2014. The term loan also requires other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. In April of 2015, we made a mandatory prepayment of $3.6 million. In connection with the mandatory repayment, our quarterly principal installments were reduced to $0.3 million, beginning with the June 30, 2015 principal payment. The final principal installment of the Term Loan is required to be paid in full on December 20, 2020 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The calculated Consolidated Corporate Leverage Ratio dropped to below 2.50 in 2014. Consequently, the applicable margin is 4.25% as of March 31, 2015.

Our obligations under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent (the “Guarantee and Collateral Agreement”).

As of March 31, 2015, the outstanding principal balance of the note payable was $172.8 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of March 31, 2015, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended March 31,
(dollars in thousands)	2015	2014
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$15,076,417	$13,179,100
Fannie Mae Modified Risk	4,871,997	4,291,304
Freddie Mac Modified Risk	53,629	68,553
GNMA - HUD Full Risk	4,693	4,830

Total risk-sharing servicing portfolio	$20,006,736	$17,543,787
Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$853,166	$1,576,240
Freddie Mac No Risk	14,491,797	10,404,210
GNMA - HUD No Risk	5,771,275	5,094,771
Brokered	4,498,161	4,102,707
CMBS	211,787	—

Total non risk-sharing servicing portfolio	$25,826,186	$21,177,928
Total loans serviced for others	$45,832,922	$38,721,715
Interim loans (full risk) servicing portfolio	233,738	187,150

Total servicing portfolio unpaid principal balance	$46,066,660	$38,908,865

At risk servicing portfolio (1)	$17,486,146	$15,079,283
Maximum exposure to at risk portfolio (2)	4,121,863	3,673,700
60+ Day delinquencies, within at risk portfolio	22,531	—
At risk loan balances associated with allowance for risk-sharing obligations	$25,609	$36,036
Allowance for risk-sharing obligations:
Beginning balance	$3,904	$7,363
Provision (benefit) for risk-sharing obligations	150	(340)
Net write-offs	—	(1,361)

Ending balance	$4,054	$5,662

60+ Day delinquencies as a percentage of the at risk portfolio	0.13%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02%	0.04%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.01%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	15.83%	15.71%
Allowance for risk-sharing as a percentage of maximum exposure	0.10%	0.15%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.71%	0.78%

(1)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac and GNMA—HUD loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

As of March 31, 2015, $22.5 million of our at risk balances was more than 60 days delinquent, while none of our at risk balances was more than 60 days delinquent as of March 31, 2014. For the three months ended March 31, 2015, the provision for risk-sharing obligations was $0.2 million, or less than one basis point of the at risk balance, compared to a net benefit of $0.3 million, or less than one basis point of the at risk balance, for the three months ended March 31, 2014.

As of March 31, 2015 and 2014, our allowance for risk-sharing obligations was $4.1 million and $5.7 million, respectively, or 2 basis points and 4 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of March 31, 2015, we had advanced $0.4 million of principal and interest payments on the loans associated with our $4.1 million allowance. Accordingly, if the $4.1 million in estimated losses is ultimately realized, we would be required to fund an additional $3.7 million. As of March 31, 2014, we had advanced $1.1 million of principal and interest payments on the loans associated with our $5.7 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

We do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

In April 2015, Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, was issued. ASU 2015-03 requires that debt issuance costs related to a note be presented in the balance sheet as a direct deduction from the face amount of that note. Current GAAP requires that debt issuance costs be presented as an asset. The ASU is effective for us for the annual and interim periods beginning January 1, 2016, with early adoption permitted and full retrospective application required. ASU 2015-03 would reduce the March 31, 2015 balances of Other assets by $3.9 million, Warehouse notes payable by $0.7 million, and Note payable by $3.2 million. We expect a similar impact upon adoption.

In April 2015, ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, was issued. ASU 2015-05 provides entities with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for the annual and interim periods beginning January 1, 2016, with early adoption permitted. Entities may select retrospective or prospective adoption of ASU 2015-05. We are still in the process of determining what impact, if any, the adoption of ASU 2015-05 will have on our financial statements and which adoption method we will select.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of March 31, 2015 and 2014 was 18 basis points and 15 basis points, respectively. A 100 basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $9.9 million based on our escrow balance as of March 31, 2015 compared to $7.6 million based on our escrow balance as of March 31, 2014. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $1.7 million based on the escrow balance as of March 31, 2015 compared to $1.1 million based on our escrow balance as of March 31, 2014.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100 basis point increase in 30-day LIBOR would decrease our annual net warehouse interest income by approximately $1.5 million based on our outstanding warehouse balance as of March 31, 2015 compared to $0.7 million based on our outstanding warehouse balance as of March 31, 2014. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $0.3 million based on our outstanding warehouse balance as of March 31, 2015 compared to $0.1 million as of March 31, 2014.

All of our corporate debt is based on 30-day LIBOR. A 100 basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of March 31, 2015 compared to $0.3 million based on our outstanding corporate debt as of March 31, 2014. A decrease in 30-day LIBOR to zero would not have an impact on our 2015 annual earnings as our corporate debt outstanding as of March 31, 2015 had a LIBOR floor of 100 bps. A decrease in the average 30-day LIBOR to zero would not have an impact on our 2014 annual earnings either for the same reason.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $16.1 million as of March 31, 2015, compared to $13.0 million as of March 31, 2014. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of March 31, 2015 and 2014, 84% of the servicing fees are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Capital Funding Litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned operating subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States. Capital Funding further alleged that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding. On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC and its affiliates Column and Column Financial, Inc. as defendants. In December 2010, Column assumed the defense of the Company pursuant to an indemnification agreement. Capital Funding sought damages in excess of $30.0 million on each of the three claims, and an unspecified amount of damages on a separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also sought injunctive relief in connection with its unjust enrichment and unfair competition claims.

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

CA Funds Group Litigation—In March 2012, our wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding our investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by us. However, we independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. We filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied our motion to dismiss the complaint. Discovery has concluded. We intend to vigorously defend the matter and to file a motion for summary judgment.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2014 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the 2014 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2015, we repurchased and retired 58 thousand shares of restricted stock at market prices, upon grantee vesting. During the quarter ended March 31, 2015, we also repurchased 3.0 million shares of our common stock at a price of $15.60 per share, which was below the market price at the time, and immediately retired the shares. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
January 1-31, 2015	10,810	$16.39	10,810	N/A
February 1-28, 2015	47,587	16.72	47,587	N/A
March 1-31, 2015	3,000,000	15.60	—	N/A

	3,058,397		58,397

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 5, 2015, amendments to our Amended and Restated Bylaws (the “Bylaws”) became effective. The Bylaws were amended to delete provisions that were added on September 4, 2012, in connection with our acquisition of CWCapital LLC. The provisions deleted consisted of (i) paragraph 4 in Article II, Section 10, to exempt any acquisitions of shares of our common stock issued to CW Financial Services LLC in connection with the acquisition of CWCapital LLC from the Maryland Control Share Acquisition Act, and (ii) Article III, Section 16, wherein we renounced any interest or expectancy in certain corporate opportunities in which Fortress Investment Group LLC (“Fortress”) and certain persons affiliated with Fortress participate or desire to seek to participate.

A copy of the Bylaws is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The description of the Bylaws in this Item 5 is qualified in its entirety by reference to Exhibit 3.2.

Item 6. Exhibits

(a) Exhibits:

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2*	Amended and Restated Bylaws of Walker & Dunlop, Inc.

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1†*	Management Deferred Stock Unit Purchase Plan, as amended

10.2†*	Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended)

10.3†*	Amendment to Restricted Stock Award Agreement (Employee) (2010 Equity Incentive Plan)

10.4†*	Amendment to Restricted Stock Award Agreement (Director) (2010 Equity Incentive Plan)

10.5†*	Form of Amendment to Deferred Stock Unit Award Agreement (Purchase Plan)

10.6	First Amendment to Credit Agreement, dated as of March 10, 2015, by and between Walker & Dunlop, Inc., certain subsidiary guarantors, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015)

10.7	Temporary Commitment Increase Agreement, dated as of March 25, 2015, by and between Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015)

31.1*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract, or arrangement.
*:	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2015	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2*	Amended and Restated Bylaws of Walker & Dunlop, Inc.

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1†*	Management Deferred Stock Unit Purchase Plan, as amended

10.2†*	Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended)

10.3†*	Amendment to Restricted Stock Award Agreement (Employee) (2010 Equity Incentive Plan)

10.4†*	Amendment to Restricted Stock Award Agreement (Director) (2010 Equity Incentive Plan)

10.5†*	Form of Amendment to Deferred Stock Unit Award Agreement (Purchase Plan)

10.6	First Amendment to Credit Agreement, dated as of March 10, 2015, by and between Walker & Dunlop, Inc., certain subsidiary guarantors, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015)

10.7	Temporary Commitment Increase Agreement, dated as of March 25, 2015, by and between Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015)

31.1*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.‘s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract, or arrangement.
*:	Filed herewith.