Form 10-Q
period 2015-06-30
Walker & Dunlop, Inc.
filed 2015-08-05
CIK 1497770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 29, 2015, there were 30,495,670 total shares of common stock outstanding.

Walker & Dunlop, Inc.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(In thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$67,789	$113,354
Restricted cash	9,232	13,854
Pledged securities, at fair value	69,045	67,719
Loans held for sale, at fair value	883,336	1,072,116
Loans held for investment, net	314,737	223,059
Servicing fees and other receivables, net	29,290	23,234
Derivative assets	27,427	14,535
Mortgage servicing rights	395,020	375,907
Goodwill and other intangible assets	92,390	76,586
Other assets	23,268	29,026

Total assets	$1,911,534	$2,009,390

Liabilities
Accounts payable and other liabilities	$151,583	$145,141
Performance deposits from borrowers	8,663	13,668
Derivative liabilities	3,516	4,877
Guaranty obligation, net of accumulated amortization	27,140	24,975
Allowance for risk-sharing obligations	3,304	3,904
Warehouse notes payable	1,109,895	1,214,279
Note payable	164,627	169,095

Total liabilities	$1,468,728	$1,575,939

Equity
Preferred shares, Authorized 50,000, none issued	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,155 shares at June 30, 2015 and 31,822 shares at December 31, 2014	291	318
Additional paid-in capital	206,862	224,164
Retained earnings	231,368	208,969

Total stockholders’ equity	$438,521	$433,451

Noncontrolling interests	4,285	—

Total equity	$442,806	$433,451

Commitments and contingencies (Note 9)	—	—

Total liabilities and equity	$1,911,534	$2,009,390

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues
Gains from mortgage banking activities	$69,950	$52,241	$142,670	$86,827
Servicing fees	28,058	23,962	54,899	47,305
Net warehouse interest income	6,610	3,896	10,964	6,132
Escrow earnings and other interest income	1,170	1,120	1,957	2,195
Other	8,138	4,067	15,557	7,660

Total revenues	$113,926	$85,286	$226,047	$150,119

Expenses
Personnel	$45,993	$34,053	$86,038	$58,588
Amortization and depreciation	23,470	19,097	48,144	37,556
Provision for credit losses	398	279	482	108
Interest expense on corporate debt	2,472	2,621	4,949	5,194
Other operating expenses	8,951	8,305	18,386	15,832

Total expenses	$81,284	$64,355	$157,999	$117,278

Income from operations	$32,642	$20,931	$68,048	$32,841
Income tax expense	12,351	8,017	26,444	12,783

Net income before noncontrolling interests	$20,291	$12,914	$41,604	$20,058

Net income from noncontrolling interests	138	—	138	—

Walker & Dunlop net income	$20,153	$12,914	$41,466	$20,058

Basic earnings per share	$0.69	$0.41	$1.37	$0.61

Diluted earnings per share	$0.67	$0.40	$1.32	$0.61

Basic weighted average shares outstanding	29,057	31,711	30,279	32,624

Diluted weighted average shares outstanding	30,239	31,951	31,344	32,897

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income before noncontrolling interests	$41,604	$20,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to fair value of future servicing rights, net of guaranty obligation	(63,675)	(36,634)
Change in the fair value of premium and origination fees	(2,031)	(1,174)
Provision for credit losses	482	108
Amortization and depreciation	48,144	37,556
Other operating activities, net	189,365	(374,898)

Net cash provided by (used in) operating activities	$213,889	$(354,984)

Cash flows from investing activities
Capital expenditures	$(940)	$(694)
Acquisitions, net of cash acquired and other assets	(12,767)	—
Originations of loans held for investment	(114,945)	(147,056)
Principal collected on loans held for investment	22,920	88,356

Net cash provided by (used in) investing activities	$(105,732)	$(59,394)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(176,469)	$306,043
Borrowings of interim warehouse notes payable	88,325	106,214
Repayments of interim warehouse notes payable	(17,190)	(65,630)
Repayments of note payable	(4,268)	(875)
Proceeds from issuance of common stock	5,677	1,717
Repurchase of common stock	(49,681)	(37,296)
Debt issuance costs	(793)	—
Tax benefit (shortfall) from vesting of equity awards	677	(83)

Net cash provided by (used in) financing activities	$(153,722)	$310,090

Net increase (decrease) in cash and cash equivalents	$(45,565)	$(104,288)
Cash and cash equivalents at beginning of period	113,354	170,563

Cash and cash equivalents at end of period	$67,789	$66,275

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$17,047	$11,064
Cash paid for taxes	$16,584	$6,407

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products and provides multifamily investment sales brokerage services. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the government-sponsored enterprises, or the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset-management responsibilities on nearly all loans that it sells to the GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus TM lender in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also acts as a loan broker for a number of life insurance companies and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker. The Company retains the servicing rights on some of the loans where it acts as a broker.

The Company offers an interim loan program for floating-rate loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent GSE or HUD financing (the “Interim Program”). The Company underwrites all loans originated through the Interim Program using similar underwriting standards used to underwrite loans it originates and sells. During the time they are outstanding, the Company assumes the full risk of loss on the loans. In addition, the Company services and asset-manages loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on the Company’s condensed consolidated balance sheet during such time that they are outstanding.

The Company offers a Commercial Mortgage Backed Securities (“CMBS”) lending program (“CMBS Program”) through a partnership with a large institutional investor, in which the Company owns a 40% interest (“CMBS Partnership”). The CMBS Program offers financing for all commercial property types throughout the United States. The loans in the CMBS Program are selected and funded by the CMBS Partnership and underwritten by the Company. The Company receives a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. The Company accounts for its ownership interest using the equity method of accounting. During the second quarter of 2015, the Company increased its ownership interest in the CMBS Partnership from 20% to 40%. The increase in ownership percentage did not have a material impact on the Company’s financial results.

During the second quarter of 2015, in connection with an acquisition more fully described in Note 3, the Company began providing multifamily investment sales brokerage services. The initial focus of the investment sales brokerage services is the southeastern United States. The Company plans to expand these brokerage services nationally.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and all of its consolidated entities. All intercompany transactions have been eliminated. The Company has evaluated all subsequent events.

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

Gains from Mortgage Banking Activities—Gains from mortgage banking activities income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan net of the estimated net future cash flows associated with any risk-sharing obligations. For loans the Company brokers, gains from mortgage banking activities are recognized when the loan is closed and represent the origination fee earned by the Company.

The co-broker fees for the three months ended June 30, 2015 and 2014 were $6.4 million and $3.9 million, respectively. For the six months ended June 30, 2015 and 2014, the co-broker fees were $12.8 million and $7.7 million, respectively.

Comprehensive Income—For the three and six months ended June 30, 2015 and 2014, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans have terms of up to three years. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of June 30, 2015, the Loans held for investment, net balance consisted of $317.3 million of unpaid principal balance less $1.5 million of net unamortized deferred fees and costs and $1.1 million of allowance for loan losses. As of December 31, 2014, the Loans held for investment, net balance consisted of $225.3 million of unpaid principal balance less $1.4 million of net unamortized deferred fees and costs and $0.9 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in our portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by the outstanding portfolio balance, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no indication of impairment. The allowance for loan losses recorded as of June 30, 2015 and December 31, 2014 are based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of June 30, 2015 or December 31, 2014. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program.

Provision for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within the Provision for credit losses line item in the Condensed Consolidated Statements of Income. Provision for credit losses consisted of the following activity for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Provision (benefit) for loan losses	$340	$(129)	$274	$40
Provision for risk-sharing obligations	58	408	208	68

Provision for credit losses	$398	$279	$482	$108

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in net warehouse interest income for the three and six months ended June 30, 2015 and 2014 are the following components:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Warehouse interest income - loans held for sale	$11,063	$5,112	$18,472	$8,278
Warehouse interest expense - loans held for sale	(6,764)	(2,817)	(11,719)	(4,592)

Net warehouse interest income - loans held for sale	$4,299	$2,295	$6,753	$3,686

Warehouse interest income - loans held for investment	$3,770	$3,227	$6,827	$5,403
Warehouse interest expense - loans held for investment	(1,459)	(1,626)	(2,616)	(2,957)

Net warehouse interest income - loans held for investment	$2,311	$1,601	$4,211	$2,446

Total net warehouse interest income	$6,610	$3,896	$10,964	$6,132

Recently Adopted Accounting Pronouncements—In April 2015, Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, was issued. ASU 2015-03 requires that debt issuance costs related to a note be presented in the balance sheet as a direct deduction from the face amount of that note. Previous GAAP required that debt issuance costs be presented as an asset. The Company early adopted ASU 2015-03 during the second quarter of 2015 and retrospectively applied the ASU to prior-period balances as required by the ASU. The adoption of ASU 2015-03 had the following impact on the December 31, 2014 balances reported in the Condensed Consolidated Balance Sheets.

(in thousands)	December 31, 2014
As previously reported under GAAP applicable at the time
Other assets	33,663
Warehouse notes payable	1,216,245
Note payable	171,766

As currently reported under ASU 2015-03
Other assets	29,026
Warehouse notes payable	1,214,279
Note payable	169,095

The adoption of the ASU had a similar impact on the June 30, 2015 balances reported in the Condensed Consolidated Balance Sheets.

There have been no other material changes to the accounting policies discussed in Note 2 of the Company’s 2014 Form 10-K, filed with the SEC on March 5, 2015.

NOTE 3—BUSINESS COMBINATIONS

On April 21, 2015, the Company completed its purchase of 75% of certain assets and assumption of certain liabilities of Engler Financial Group, LLC (“EFG”) for an agreed-upon price of $13.0 million payable in $11.1 million cash and 112,761 shares of the Company’s common stock issued in a private placement with a three-year graded vesting period that began on the acquisition date. The stock, while unvested, is prohibited from being transferred to another third party. The fair value of the stock consideration, inclusive of the adjustment for the security-specific transfer restriction, was estimated to be $1.9 million as of the acquisition date. The net assets purchased from EFG were contributed to a newly formed subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”), through which the Company conducts its investment sales business.

Prior to the acquisition, EFG was an investment advisory and investment sales brokerage firm serving the multifamily market. Its primary activity was brokering investment sales of multifamily properties with a focus in the Southeast. The acquisition allows the Company to enter the multifamily investment sales market.

The following table presents the purchase price allocation recorded as of the acquisition date:

Purchase Price Allocation
(in thousands)	April 21, 2015
Assets acquired and liabilities assumed
Cash	$250
Other assets	31
Investment sales pipeline intangible asset	1,426
Accounts payable	(64)
Noncontrolling interests	(4,339)
Goodwill	15,713

Consideration paid	$13,017

The fair value of consideration transferred was allocated to the tangible and intangible assets acquired, liabilities assumed, and noncontrolling interests based on their estimated fair values at the acquisition date, with the remaining unallocated amount recognized as goodwill. The fair value assigned to the identifiable intangible assets acquired and noncontrolling interests was determined using the market and income approaches. The Company consolidates WDIS and records the unowned portion of WDIS within Noncontrolling interests in the Condensed Consolidated Balance Sheets. Additionally, the Company records EFG’s portion of WDIS’ net income within Net income from noncontrolling interests in the Condensed Consolidated Statements of Income.

The recognized goodwill of $15.7 million is attributed to the value of the assembled workforce and EFG’s multifamily investment sales platform. The portion of goodwill attributable to the Company is expected to be tax deductible over 15 years.

The total revenues and income from operations of WDIS since the acquisition date and included in the accompanying Condensed Consolidated Statements of Income for both the three and six months ended June 30, 2015, were $2.1 million and $0.6 million, respectively.

The revenues and earnings of the combined entity, as though the acquisition had occurred as of January 1, 2014, for the six months ended June 30, 2015 and 2014, are as follows:

	For the six months ended June 30,
Supplementary pro forma information	2015	2014
(in thousands, except per share data)
Revenues	$228,415	$370,698
Income from operations	$68,680	$86,559
Walker & Dunlop net income (1)	$41,758	$52,647
Diluted earnings per share	$1.33	$1.61
Weighted average diluted shares outstanding	31,419	32,737

(1)	Includes pro forma adjustments related to additional tax expense as a result of the increased combined earnings. Pro forma adjustments increasing tax expense by $0.2 million and $0.8 million are included in the supplementary pro forma information presented for 2015 and 2014, respectively.

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

The fair values of the MSRs at June 30, 2015 and December 31, 2014 were $499.8 million and $469.9 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at June 30, 2015 is a decrease in the fair value of $16.6 million.

The impact of a 200 basis point increase in the discount rate at June 30, 2015 is a decrease in the fair value of $32.1 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$375,159	$347,976	$375,907	$353,024
Additions, following the sale of loan	43,209	20,694	67,391	34,369
Amortization	(19,750)	(17,028)	(38,570)	(33,729)
Pre-payments and write-offs	(3,598)	(2,475)	(9,708)	(4,497)

Ending balance	$395,020	$349,167	$395,020	$349,167

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of June 30, 2015:

	As of June 30, 2015
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Acquired MSRs	$132,837	$(73,195)	$59,642
Originated MSRs	468,610	(133,232)	335,378

Total	$601,447	$(206,427)	$395,020

The expected amortization of MSRs recorded as of June 30, 2015 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Six Months Ending December 31,
2015	$32,043	$7,449	$39,492
Year Ending December 31,
2016	61,209	14,184	75,393
2017	52,359	12,646	65,005
2018	46,909	9,527	56,436
2019	40,950	7,947	48,897
2020	34,016	5,947	39,963
Thereafter	67,892	1,942	69,834

Total	$335,378	$59,642	$395,020

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

Activity related to the guaranty obligation for the three and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$25,333	$22,909	$24,975	$23,489
Additions, following the sale of loan	3,115	1,296	4,870	1,780
Amortization	(1,308)	(971)	(2,705)	(2,035)

Ending balance	$27,140	$23,234	$27,140	$23,234

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an allowance for the estimated risk-sharing loss through a charge to the provision for risk-sharing obligations, which is a component of the Provision for credit losses line item in the Condensed Consolidated Statements of Income, along with a write-off of the loan-specific MSR and guaranty obligation. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, the loss recognition occurs at or before the loan becomes 60 days delinquent. Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2015 and 2014 follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$4,054	$5,662	$3,904	$7,363
Provision for risk-sharing obligations	58	408	208	68
Write-offs	(808)	(1,264)	(808)	(2,625)

Ending balance	$3,304	$4,806	$3,304	$4,806

As of June 30, 2015, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $4.3 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $47.7 billion as of June 30, 2015 compared to $44.0 billion as of December 31, 2014.

NOTE 7—WAREHOUSE NOTES PAYABLE

At June 30, 2015, to provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $1.3 billion with certain national banks and a $0.5 billion uncommitted facility with Fannie Mae (“Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. Additionally, at June 30, 2015, the Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at June 30, 2015 follow:

	June 30, 2015
	Maximum	Outstanding	Loan Type
(dollars in thousands)	Amount	Balance	Funded (1)	Interest rate
Facility
Agency warehouse facility #1	$425,000	$263,659	LHFS	30-day LIBOR plus 1.50%
Agency warehouse facility #2	650,000	293,040	LHFS	30-day LIBOR plus 1.50%
Agency warehouse facility #3	240,000	170,385	LHFS	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommited line and open maturity	450,000	151,521	LHFS	30-day LIBOR plus 1.15%

Total agency warehouse facilities	$1,765,000	$878,605

Interim warehouse facility #1	$85,000	$56,250	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	143,508	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	50,000	32,549	LHFI	30-day LIBOR plus 2.00% to 2.50%

Total interim warehouse facilities	$335,000	$232,307

Debt issuance costs	—	(1,017)

Total warehouse facilities	$2,100,000	$1,109,895

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

During the second quarter of 2015, Fannie Mae increased the Company’s maximum borrowing capacity under the uncommitted credit facility to $450.0 million.

During the second quarter of 2015, the Company executed the fifth amendment to the credit and security agreement related to Interim Warehouse Facility #1. The amendment extended the maturity date to April 30, 2016, increased the maximum borrowing capacity to $85.0 million, and reduced the interest rate applicable under the facility to the 30-day London Interbank Offered Rate (“LIBOR”) plus 190 basis points. No other material modifications were made to the agreement.

During the second quarter of 2015, the Company executed the fourth amendment to the amended and restated credit and security agreement related to Agency Warehouse Facility #2. The amendment extended the maturity date to June 22, 2016. No other material modifications were made to the agreement.

During the second quarter of 2015, the Company executed the second amendment to the credit and security agreement related to Interim Warehouse Facility #2. The amendment increased the maximum borrowing capacity to $200.0 million. No other material modifications were made to the agreement.

During the second quarter of 2015, the Company executed the second amendment to the credit and security agreement related to Agency Warehouse Facility #3. The amendment increased the maximum borrowing capacity to $240.0 million and extended the maturity date to April 30, 2016. No other material modifications were made to the agreement.

The warehouse notes payable and the note payable are subject to various financial covenants, all of which the Company was in compliance with as of June 30, 2015.

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

The Company’s MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company’s MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

(in thousands)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Balance as of Period End
June 30, 2015
Assets
Loans held for sale	$—	$883,336	$—	$883,336
Pledged securities	69,045	—	—	69,045
Derivative assets	—	—	27,427	27,427

Total	$69,045	$883,336	$27,427	$979,808

Liabilities
Derivative liabilities	$—	$—	$3,516	$3,516

Total	$—	$—	$3,516	$3,516

December 31, 2014
Assets
Loans held for sale	$—	$1,072,116	$—	$1,072,116
Pledged securities	67,719	—	—	67,719
Derivative assets	—	—	14,535	14,535

Total	$67,719	$1,072,116	$14,535	$1,154,370

Liabilities
Derivative liabilities	$—	$—	$4,877	$4,877

Total	$—	$—	$4,877	$4,877

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2015 and 2014.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2015 and 2014:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs:
	Derivative Instruments
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Derivative assets and liabilities, net
Beginning balance	$23,674	$13,559	$9,658	$19,341
Settlements	(69,713)	(50,314)	(128,417)	(90,682)
Realized gains recorded in earnings (1)	46,039	36,755	118,759	71,341
Unrealized gains recorded in earnings (1)	23,911	15,486	23,911	15,486

Ending balance	$23,911	$15,486	$23,911	$15,486

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2015:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$27,427	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$3,516	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 are presented below:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$67,789	$67,789	$113,354	$113,354
Restricted cash	9,232	9,232	13,854	13,854
Pledged securities	69,045	69,045	67,719	67,719
Loans held for sale	883,336	883,336	1,072,116	1,072,116
Loans held for investment, net	314,737	317,343	223,059	225,318
Derivative assets	27,427	27,427	14,535	14,535

Total financial assets	$1,371,566	$1,374,172	$1,504,637	$1,506,896

Financial liabilities:
Derivative liabilities	$3,516	$3,516	$4,877	$4,877
Warehouse notes payable	1,109,895	1,110,912	1,214,279	1,216,245
Note payable	164,627	168,983	169,095	173,250

Total financial liabilities	$1,278,038	$1,283,411	$1,388,251	$1,394,372

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

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of June 30, 2015 and December 31, 2014, no credit-related adjustments were required.

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

Warehouse Notes Payable—Consist of borrowings outstanding under warehouse line agreements. The borrowing rates on the warehouse lines are based upon 30-day LIBOR plus a margin. The unpaid principal balance of warehouse notes payable approximates fair value because of the short maturity of these instruments and the monthly resetting of the index rate to prevailing market rates (Level 2).

Note Payable—Consist of borrowings outstanding under a term note agreement. The borrowing rate on the note payable is based upon 30-day LIBOR plus an applicable margin. The Company estimates the fair value by discounting the future cash flows at market rates (Level 2).

Fair Value of Derivative Instruments and Loans Held for Sale—In the normal course of business, the Company enters into contractual commitments to originate and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by the Company. All mortgagors are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.

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

		Fair Value Adjustment Components			Balance Sheet Location
(in thousands)	Notional or Principal Amount	Assumed Gain on Sale	Interest Rate Movement Effect	Total Fair Value Adjustment	Derivative Assets	Derivative Liabilities	Fair Value Adjustment To Loans Held for Sale
June 30, 2015
Rate lock commitments	$392,955	$9,266	$(6,393)	$2,873	$5,357	$(2,484)	$—
Forward sale contracts	1,272,116	—	21,038	21,038	22,070	(1,032)	—
Loans held for sale	879,161	18,820	(14,645)	4,175	—	—	4,175

Total		$28,086	$—	$28,086	$27,427	$(3,516)	$4,175

December 31, 2014
Rate lock commitments	$472,558	$11,279	$273	$11,552	$11,552	$—	$—
Forward sale contracts	1,529,241	—	(1,894)	(1,894)	2,983	(4,877)	—
Loans held for sale	1,056,683	13,812	1,621	15,433	—	—	15,433

Total		$25,091	$—	$25,091	$14,535	$(4,877)	$15,433

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). The Company is required to secure this obligation by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of June 30, 2015, the Company held all of its restricted liquidity in money market funds holding US Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2015 collateral requirements as outlined above. As of June 30, 2015, reserve requirements for the June 30, 2015 DUS loan portfolio will require the Company to fund $45.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio if at any time it determines that the Company’s financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2015. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At June 30, 2015, the net worth requirement was $105.2 million, and the Company’s net worth was $396.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2015, the Company was required to maintain at least $20.3 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of June 30, 2015, the Company had operational liquidity of $69.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Litigation—Capital Funding litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned operating subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living Facilities”). Capital Funding further alleged that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding. On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC (“Credit Suisse”) and its affiliates Column and Column Financial, Inc. as defendants. In December 2010, Column assumed the defense of the Company pursuant to an indemnification agreement. Capital Funding alleges that a contract existed between it and Column

(and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the acquisition of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

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

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s remaining claims were dismissed. The jury awarded Capital Funding (i) a $1.8 million judgment against defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment against Credit Suisse. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. On March 13, 2014, the Court denied Capital Funding’s motion for a new trial. Capital Funding filed an appeal with Maryland’s Court of Special Appeals, which was heard on December 10, 2014. We are awaiting a ruling on the appeal. As a result of an indemnification arrangement with Column, the Company’s loss exposure is limited to $3.0 million, and the Company believes that the indemnification fully covers the $1.8 million judgment.

Litigation—CA Funds Group Litigation—In March 2012, the Company’s wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding the Company’s investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by the Company. However, the Company independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in Illinois State Court, which was then transferred to the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. The Company filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied the Company’s motion to dismiss the complaint. Discovery has concluded. Both the Company and CA Funds filed motions for summary judgment in June 2015. The Company expects briefing to be completed and a ruling issued on the motions in the fourth quarter of 2015. The Company intends to vigorously defend this matter.

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

NOTE 10—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Weighted average number of shares outstanding used to calculate basic earnings per share	29,057	31,711	30,279	32,624

Dilutive securities
Unvested restricted shares	968	240	913	273
Stock options	214	—	152	—

Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	30,239	31,951	31,344	32,897

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Average options	—	656	189	516
Average restricted shares	—	211	2	—

NOTE 11—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders’ Equity
	Common Stock		Additional Paid-In	Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Interests	Equity
Balances at December 31, 2014	31,822	$318	$224,164	$208,969	$—	$433,451
Walker & Dunlop net income	—	—	—	41,466	—	41,466
Net income from noncontrolling interests	—	—	—	—	138	138
Stock-based compensation	—	—	6,931	—	—	6,931
Issuance of common stock in connection with equity incentive plans	480	5	3,780	—	—	3,785
Issuance of unvested restricted common stock in connection with acquisitions	—	—	1,892	—	—	1,892
Repurchase and retirement of common stock	(3,147)	(32)	(30,582)	(19,067)	—	(49,681)
Tax benefit from vesting of restricted shares	—	—	677	—	—	677
Noncontrolling interests acquired	—	—	—	—	4,339	4,339
Other	—	—	—	—	(192)	(192)

Balances at June 30, 2015	29,155	$291	$206,862	$231,368	$4,285	$442,806

In the first quarter of 2015, the Company repurchased 3.0 million shares of its common stock at a price of $15.60 per share, which was below the market price at the time, and immediately retired the shares, reducing stockholders’ equity by $46.8 million.

NOTE 12—GOODWILL

A summary of the Company’s goodwill as of and for the six months ended June 30, 2015 and 2014 follows:

	As of and for the six months ended June 30,
(in thousands)	2015	2014
Beginning balance	$74,525	$60,212
Additions from acquisitions	15,713	—
Retrospective adjustments	100	—
Impairment	—	—

Ending balance	$90,338	$60,212

On September 25, 2014, the Company executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital Group, Inc. (“Johnson Capital”). The acquisition of Johnson Capital closed on November 1, 2014 (the “JC Acquisition”). The Company provisionally allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed related to the JC Acquisition based on their estimated acquisition date fair values. A change to the provisional amounts recorded for assets acquired, identifiable intangible assets, and liabilities assumed during the measurement period affects the amount of the purchase price allocated to goodwill. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the six months ended June 30, 2015, the Company identified immaterial adjustments to certain of the provisional amounts recorded as shown in the table above. The adjustments were recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date. The Company did not record any retrospective adjustments during the three months ended June 30, 2015.

The Company has completed the accounting for the JC Acquisition as the Company has obtained all of the information it was seeking about facts and circumstances that existed as of the acquisition date.

The addition from acquisitions shown in the table above relates to the EFG acquisition as more fully described in Note 3.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	the future of the GSEs, including their origination capacities, and their impact on our business;

•	changes to the interest rate environment and its impact on our business;

•	our growth strategy;

•	our projected financial condition, liquidity and results of operations;

•	our ability to obtain and maintain warehouse and other loan funding arrangements;

•	availability of and our ability to retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals and lenders;

•	degree and nature of our competition;

•	the outcome of pending litigation;

•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;

•	our ability to comply with the laws, rules, and regulations applicable to us;

•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets, or the general economy;

•	general volatility of the capital markets and the market price of our common stock; and

•	the future funding level of HUD, including whether such funding level will be sufficient to support future firm commitment requests, and its impact on our business.

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

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate financing products and provide multifamily investment sales brokerage services. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development, with which we have long-established relationships. We retain servicing rights and asset management responsibilities on substantially all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus™ lender in 23 states and the District of Columbia, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also broker loans for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We service some of the loans for which we act as a loan broker.

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

We are currently not exposed to interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. To protect us against such pair off fees, we require a deposit from the borrower at rate lock that is typically more than the potential pair off fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have not incurred a loss.

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

We own a 40% interest in a partnership with a large institutional investor (the “CMBS Partnership”). The CMBS Partnership offers financing through a commercial mortgage backed securities (“CMBS”) platform for all commercial property types throughout the United States (the “CMBS Program”). The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 90 days of origination. The loans in the CMBS Partnership are selected and funded by the CMBS Partnership and underwritten by us. We receive a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. During the second quarter of 2015, the Company increased its ownership interest in the CMBS Partnership from 20% to 40%. The increase in ownership percentage did not have a material impact on our financial results.

During the second quarter of 2015, in connection with the acquisition of 75% of certain assets and assumption of certain liabilities of Engler Financial Group, we began providing multifamily investment sales brokerage services through a newly formed subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”). The initial focus of the investment sales brokerage services is the southeastern United States. We plan to expand these brokerage services nationally. We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the condensed consolidated balance sheets.

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated.

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

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market are strong. Multifamily occupancy rates and effective rents continue to increase based upon strengthening rental market demand while delinquency rates remain at historic lows, all of which aid loan performance due to their importance to the cash flows of the underlying properties. Most other commercial real estate asset classes have experienced similar performance in underlying fundamentals. The positive performance has boosted the value of many commercial and multifamily properties towards the high end of the historical ranges.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. According to the Mortgage Bankers Association, commercial and multifamily loan maturities are expected to increase dramatically beginning in 2015 and continuing through the end of 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. All of these factors have benefited our origination volumes over the past few quarters, and in particular in 2015, as evidenced by the 97% year-over-year growth in origination volumes during the first half of 2015. Competition among banks, life insurance companies, the GSEs, HUD, and CMBS conduits remains fierce.

We are a market leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2015 GSE Scorecard maintained Fannie Mae’s loan origination caps at $30.0 billion, while Freddie Mac’s cap increased to $30.0 billion (“2015 Caps”). Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2015 Caps. The GSEs’ originations pace at the beginning of 2015 raised questions about whether they could stay within the 2015 Caps. In May 2015, the FHFA responded to the market concern by maintaining the 2015 Caps, but expanding the definition of the affordable loan exclusion to encompass even more targeted affordable housing in high- and very-high cost markets and allowing for an exclusion from the 2015 Caps for the pro rata portion of any loan on a multifamily property that includes affordable units. The expanded liquidity should enable the GSEs to maintain their historical market share in a multifamily market that is projected by the Mortgage Bankers Association to be in excess of $190.0 billion in 2015. Even with the adjustments to loans excluded from the 2015 Caps, the pace of GSE lending activity is likely to slow down in the second half of the year. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. A decline in our GSE originations would negatively impact our financial results for the second half of 2015 compared to the first half of 2015 as our non-cash revenues would decrease disproportionately with loan origination volumes. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume in 2016 and beyond.

In response to increased demand from life insurance companies, banks, and CMBS for long-term, fixed-rate commercial and multifamily loans, and in preparation for the 2015-2017 wave of maturities, we significantly grew our Capital Markets platform, adding origination talent across the United States. 2014 was a down year for commercial real estate loan maturities, with maturities hitting their lowest levels since 2009. As a result, our brokered originations increased only 1% in 2014. Commercial and multifamily loan maturities are expected to increase in 2015 when compared to 2014. In addition, notes from recent Federal Reserve meetings suggest that an increase in interest rates may occur late in 2015 or early 2016. As a result, some borrowers appear to be accelerating their refinancing in order to take advantage of the current rate environment, leading to higher loan origination volumes than anticipated across the industry. While we expect the GSEs to continue to be very active in 2015, the apparent appetite for debt funding within the broader commercial real estate market coupled with the acquisition of Johnson Capital should allow for significant growth in our brokered originations in 2015, as evidenced by the 66% year-over-year growth in brokered origination volumes we experienced in the first half of 2015.

In addition to banks and life insurance companies, there has been a recent increase in demand for CMBS bonds backed by commercial and multifamily mortgages. The peak of the CMBS market was between 2005 and 2007, and after its collapse in 2008, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds has increased and we have experienced increased competition from an ever-growing CMBS mortgage origination market. According to Commercial Mortgage Alert (“CMA”), originations from CMBS lenders were $94.1 billion in 2014, up 9% from 2013 and up from almost zero five years ago. CMA also forecasts that the CMBS origination market will increase to $124.0 billion in 2015 as the first wave of CMBS refinancing begins. It is the increased demand for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity upcoming in the next three years that led us to form the CMBS Partnership in 2014 and increase our ownership of the CMBS Partnership to 40% in 2015. We originated $89.5 million of loans for the CMBS Partnership in 2014, and the CMBS Partnership participated in two third-party securitizations in 2014, contributing $116.1 million of assets to the securitizations. During the first half of 2015, the CMBS Partnership participated in two third-party securitizations, contributing $160.1 million of assets to the securitizations.

The positive market dynamics that have benefitted the GSEs and broader capital markets have had the opposite effect on HUD’s multifamily business. As the economy has recovered and bank and CMBS capital has re-entered the market, borrowers have shied away from the long lead times required to secure a HUD loan. As a result, we originated $307.1 million of loans with HUD in the first half of 2015, down 26% from the first half of 2014. As HUD’s multifamily business has declined, several of our competitors have diverted resources and capital away from their HUD businesses. We, on the other hand, have remained active in the HUD multifamily business, adding resources and scale to our HUD business, particularly in the area of seniors housing and skilled nursing, where HUD remains the dominant provider of capital. HUD maintains its $30.0 billion capital allocation for its 2015 fiscal year, although we believe it is unlikely HUD will reach that limit.

Additionally, with property values for many fully leased commercial and multifamily assets at their highest point in recent years with near historic lows in capitalization rates and greatly improved property fundamentals, it has been difficult for borrowers to generate desired returns. As a result, many of our borrowers are seeking higher returns by identifying and acquiring the transitional properties that the Interim Program and the Bridge Program are designed to address. The growth in transitional lending was evident in 2014, as we originated $339.8 million of interim loans for our balance sheet compared to $147.8 million in 2013. We have originated $114.9 million of interim loans during the first six months of 2015 and remain optimistic about this market for the remainder of 2015. The demand for transitional lending has brought increased competition from lenders, specifically banks, life insurance companies, and, more recently, the GSEs. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

Finally, in the second quarter of 2015, we expanded our offerings to our customers by acquiring a controlling interest in a partnership that offers multifamily investment sales brokerage services. The partnership operates primarily in the southeastern United States. As we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we have recently seen increased activity within the investment sales business. We believe this activity will continue throughout the wave of maturities, and we will look to capitalize on that demand by expanding the investment sales partnership more broadly across the United States in the coming quarters. During the first quarter of operations, our investment sales partnership closed $319.0 million of business.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2015 and 2014. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Origination Data:
Fannie Mae	$1,138,334	$942,504	$2,500,998	$1,401,785
Freddie Mac	1,099,830	613,347	3,095,832	981,784
Ginnie Mae - HUD	150,171	157,251	307,120	415,034
Brokered (1)	938,725	606,507	1,698,988	1,022,332
Interim Loans	106,525	65,805	114,945	147,055
CMBS (2)	34,685	—	98,785	—

Total Originations	$3,468,270	$2,385,414	$7,816,668	$3,967,990

Investment Sales Data:
Volume	$319,035	$—	$319,035	$—

Key Performance Metrics:
Operating margin	29%	25%	30%	22%
Return on equity	20%	14%	19%	10%
Walker & Dunlop net income	$20,153	$12,914	$41,466	$20,058
Adjusted EBITDA (3)	$28,856	$20,921	$64,264	$40,714
Diluted EPS	$0.67	$0.40	$1.32	$0.61

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	40%	40%	38%	39%
Other operating expenses	8%	10%	8%	11%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	1.08%	1.24%	1.01%	1.26%
Fair value of MSRs created, net	0.93%	0.95%	0.81%	0.92%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (4)	1.35%	1.33%	1.08%	1.31%

	As of June 30,
	2015	2014
Servicing Portfolio by Product:
Fannie Mae	$21,826,463	$19,524,654
Freddie Mac	15,186,774	10,922,884
Ginnie Mae - HUD	5,941,152	5,012,368
Brokered (1)	4,166,257	4,139,507
Interim Loans	317,343	194,320
CMBS (5)	275,750	—

Total Servicing Portfolio	$47,713,739	$39,793,733

Key Servicing Metric (end of period):
Weighted-average servicing fee rate	0.24%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	Brokered transactions for the CMBS Partnership. For the six months ended June 30, 2015, the CMBS Partnership’s loan originations totaled $160.1 million.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or Interim Program originations.
(5)	All loans originated by the CMBS Partnership, whether brokered by us or not, are serviced by us.

The following table presents a period-to-period comparison of our financial results for the three and six months ended June 30, 2015 and 2014.

FINANCIAL RESULTS

(dollars in thousands)
	For the three months ended June 30,		Dollar Change	Percentage Change
	2015	2014
Revenues
Gains from mortgage banking activities	$69,950	$52,241	$17,709	34%
Servicing fees	28,058	23,962	4,096	17%
Net warehouse interest income	6,610	3,896	2,714	70%
Escrow earnings and other interest income	1,170	1,120	50	4%
Other	8,138	4,067	4,071	100%

Total revenues	$113,926	$85,286	$28,640	34%

Expenses
Personnel	$45,993	$34,053	$11,940	35%
Amortization and depreciation	23,470	19,097	4,373	23%
Provision for credit losses	398	279	119	43%
Interest expense on corporate debt	2,472	2,621	(149)	-6%
Other operating expenses	8,951	8,305	646	8%

Total expenses	$81,284	$64,355	$16,929	26%

Income from operations	32,642	20,931	11,711	56%
Income tax expense	12,351	8,017	4,334	54%

Net income before noncontrolling interests	$20,291	$12,914	$7,377	57%

Net income from noncontrolling interests	138	—	138	N/A

Walker & Dunlop net income	$20,153	$12,914	$7,239	56%

	For the six months ended June 30,		Dollar Change	Percentage Change
	2015	2014
Revenues
Gains from mortgage banking activities	$142,670	$86,827	$55,843	64%
Servicing fees	54,899	47,305	7,594	16%
Net warehouse interest income	10,964	6,132	4,832	79%
Escrow earnings and other interest income	1,957	2,195	(238)	-11%
Other	15,557	7,660	7,897	103%

Total revenues	$226,047	$150,119	$75,928	51%

Expenses
Personnel	$86,038	$58,588	$27,450	47%
Amortization and depreciation	48,144	37,556	10,588	28%
Provision for credit losses	482	108	374	346%
Interest expense on corporate debt	4,949	5,194	(245)	-5%
Other operating expenses	18,386	15,832	2,554	16%

Total expenses	$157,999	$117,278	$40,721	35%

Income from operations before income taxes	68,048	32,841	35,207	107%
Income tax expense	26,444	12,783	13,661	107%

Net income before noncontrolling interests	$41,604	$20,058	$21,546	107%

Net income from noncontrolling interests	138	—	138	N/A

Walker & Dunlop net income	$41,466	$20,058	$21,408	107%

Overview

The increases in revenues were primarily attributable to increases in gains from mortgage banking activities, servicing fees, net warehouse interest income, and other revenues. The increases in gains from mortgage banking activities were principally due to the significant growth in loan origination volumes period over period. The increases in loan origination volumes were largely attributable to increases in GSE loan origination volumes, which was the result of the GSEs more actively competing for new deal flow during the current period and the wave of refinancing activity as more fully discussed above in the Overview of Business Environment section. The increases in servicing fees were due to increases in the average servicing portfolio. The increases in net warehouse interest income were the result of higher average balances of loans held for sale and loans held for investment period over period. The increases in other revenues were largely attributable to increases in prepayment fees and investment sales broker fees. The increases in expenses were primarily the result of increased commission costs due to increased loan origination volumes and increased bonus expense due to our improved financial results year over year. Additionally, amortization and depreciation expense increased as a result of a rise in net write-offs of MSRs due to prepayment and amortization expense related to our MSRs as the average MSR balances increased period over period.

Revenues

Gains from Mortgage Banking Activities. Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The increases were primarily attributable to increases in the volume of loans originated period over period, partially offset by decreases in MSR income as a percentage of loan origination volumes (“MSR rate”) and decreases in origination fees as a percentage of loan origination volumes (“origination fee rate”). For the three months ended June 30, 2015, loan origination volumes increased to $3.5 billion in 2015 from $2.4 billion in 2014, a 45% increase, while the MSR rate decreased 2% and the origination fee rate decreased 13%. For the six months ended June 30, 2015, loan origination volumes increased to $7.8 billion in 2015 from $4.0 billion in 2014, a 97% increase, while the MSR rate decreased 12% and the origination fee rate decreased 20%.

The increases in loan origination volumes were principally attributable to increases in GSE and brokered loan origination volumes. See the Overview of Business Environment section above for a detailed discussion of the increases in GSE and brokered loan origination volumes. The decreases in the MSR rate and the origination fee rate were the result of the increased competition for multifamily and other commercial real estate loan originations as discussed more fully above in the Overview of Current Business Environment section and a large increase in adjustable rate loan origination volume as a percentage of loan origination volume. We record smaller MSR income and premiums for adjustable rate loans than we do for fixed rate loans.

Servicing Fees. The increases were primarily attributable to an increase in the servicing portfolio due to new loan originations. The average servicing portfolio during the three months ended June 30, 2015 was $47.2 billion compared to $39.4 billion during the three months ended June 30, 2014, while the average servicing portfolio during the six months ended June 30, 2015 was $46.1 billion compared to $39.2 billion during the six months ended June 30, 2014.

Net Warehouse Interest Income. For the three months ended June 30, 2015, the increase is primarily related to a $2.0 million increase in net warehouse interest income from loans held for sale. The increase in net warehouse interest income from loans held for sale was primarily attributable to a 177% increase in the average daily outstanding warehouse balance, partially offset by a 33% decrease in the net warehouse margin. The average loans held for sale balance increased from $0.5 billion during 2014 to $1.5 billion during 2015.

For the six months ended June 30, 2015, the increase is primarily the result of a $3.1 million increase in net warehouse interest income from loans held for sale and a $1.8 million increase in net warehouse interest income from loans held for investment. The increase in net warehouse interest income from loans held for sale was primarily attributable to a 203% increase in the average daily outstanding warehouse balance, partially offset by a 40% decrease in the net warehouse margin. The average loans held for sale balance increased from $0.4 billion during 2014 to $1.2 billion during 2015. The increase in net warehouse interest income from loans held for investment was substantially the result of an increase in the average balance of loans outstanding from $182.9 million during 2014 to $277.9 million during 2015.

Other. The increases were primarily attributable to increases in prepayment fees and investment sales broker fees. Prepayment fees increased $1.3 million and $4.5 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Investment sales broker fees increased $2.1 million for the three and six months ended June 30, 2015 compared to the same periods in 2014 as we began offering investment sales brokerage services during the second quarter of 2015.

Expenses

Personnel. The increases were principally the result of higher commission costs due to higher loan origination volumes period over period, increased bonus expense due to our improved financial results period over period, and increased salaries expense due to an increase in average headcount as a result of two acquisitions completed since the second quarter of 2014.

Amortization and Depreciation. The increase was primarily attributable to loan origination activity and the resulting growth in the capitalization of MSRs period over period. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment or default of the underlying loan prior to its scheduled maturity. During the three months ended June 30, 2015, write-offs of MSRs increased $1.0 million from the prior year to $3.3 million. During the six months ended June 30, 2015, write-offs of MSRs increased $5.1 million from the prior year to $8.9 million.

Income Tax Expense. The increases in income tax expense were primarily due to increases in income from operations.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative to, net income. Adjusted EBITDA represents net income before income taxes, adjusted for interest expense on our term loan facility, amortization and depreciation, provision for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income.

Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014

Reconciliation of Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$20,153	$12,914	$41,466	$20,058
Recurring Adjustments:
Income tax expense	12,351	8,017	26,444	12,783
Interest expense	2,472	2,621	4,949	5,194
Amortization and depreciation	23,470	19,097	48,144	37,556
Provision for credit losses	398	279	482	108
Net write-offs	(808)	(1,264)	(808)	(2,625)
Stock compensation expense	3,178	2,003	7,262	4,274
Gains attributable to mortgage servicing rights (1)	(32,358)	(22,746)	(63,675)	(36,634)

Adjusted EBITDA	$28,856	$20,921	$64,264	$40,714

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

The following table presents a period-to-period comparison of our adjusted EBITDA for the three and six months ended June 30, 2015 and 2014.

ADJUSTED EBITDA

(dollars in thousands)
	For the three months ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Origination fees	$37,592	$29,495	$8,097	27%
Servicing fees	28,058	23,962	4,096	17%
Net warehouse interest income	6,610	3,896	2,714	70%
Escrow earnings and other interest income	1,170	1,120	50	4%
Other	8,000	4,067	3,933	97%
Personnel	(42,815)	(32,050)	(10,765)	34%
Net write-offs	(808)	(1,264)	456	-36%
Other operating expenses	(8,951)	(8,305)	(646)	8%

Adjusted EBITDA	$28,856	$20,921	$7,935	38%

	For the six months ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Origination fees	$78,995	$50,193	$28,802	57%
Servicing fees	54,899	47,305	7,594	16%
Net warehouse interest income	10,964	6,132	4,832	79%
Escrow earnings and other interest income	1,957	2,195	(238)	-11%
Other	15,419	7,660	7,759	101%
Personnel	(78,776)	(54,314)	(24,462)	45%
Net write-offs	(808)	(2,625)	1,817	-69%
Other operating expenses	(18,386)	(15,832)	(2,554)	16%

Adjusted EBITDA	$64,264	$40,714	$23,550	58%

See the table above for the components of the change in adjusted EBITDA. The increases in origination fees were largely related to the significant increases in the volumes of loans originated, partially offset by decreases in the origination fee rate period over period. Servicing fees increased due to increases in the average servicing portfolio period over period as a result of new loan originations. Net warehouse interest income increased largely due to increases in the average outstanding balances of loans held for sale and loans held for investment period over period. Other revenues increased primarily due to rises in prepayment fees and investment sales broker fees. The increases in personnel expense were primarily due to increases in commission costs due to higher loan origination volumes, increased bonus expense due to our improved financial results period over period, and increased salaries expense from increases in average headcount. The decreases in net write offs were due to decreases in the volume of risk-sharing losses settled with Fannie Mae. During the three and six months ended June 30, 2015, we settled losses with Fannie Mae related to one risk-sharing loan that had previously defaulted. During the three months ended June 30, 2014, we settled the losses related to two risk-sharing loans that had previously defaulted, while we settled five risk-sharing loans for the six months ended June 30, 2014. Other operating expenses increased primarily as a result of increases in travel and entertainment expense and professional fees.

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

Cash Flow from Financing Activities

We use our warehouse loan facilities from time to time and our corporate cash to fund loan closings. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically, we have used long-term debt to fund acquisitions, repurchase shares, and fund a portion of loans held for investment.

We currently do not pay dividends on our common stock and have never paid a dividend.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2015 and 2014.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	Six Months Ended June 30,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Net cash provided by (used in) operating activities	$213,889	$(354,984)	$568,873	-160%
Net cash provided by (used in) investing activities	(105,732)	(59,394)	(46,338)	78%
Net cash provided by (used in) financing activities	(153,722)	310,090	(463,812)	-150%
Cash and cash equivalents at end of period	$67,789	$66,275	$1,514	2%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$177,522	$(372,044)	$549,566	-148%
Net cash provided by (used in) operating activities, excluding loan origination activity	$36,367	$17,060	$19,307	113%

Cash flows from investing activities
Acquisitions, net of cash acquired and other assets	$(12,767)	$—	$(12,767)	N/A
Originations of loans held for investment	(114,945)	(147,056)	32,111	-22%
Principal collected on loans held for investment	22,920	88,356	(65,436)	-74%

Net investment in loans held for investment	$(92,025)	$(58,700)	$(33,325)	57%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(176,469)	$306,043	$(482,512)	-158%
Borrowings of interim warehouse notes payable	88,325	106,214	(17,889)	-17%
Repayments of interim warehouse notes payable	(17,190)	(65,630)	48,440	-74%
Repurchase of common stock	$(49,681)	$(37,296)	$(12,385)	33%

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations for the six months ended June 30, 2015 is primarily attributable to the net receipt of $177.5 million for the funding of loan originations, net of sales of loans to third parties during 2015 compared to the net use of $372.0 million from funding loan originations, net of sales to third parties during 2014. Excluding cash provided by and used for the sale and purchase of loans, cash flows used in operations was $36.4 million during 2015 compared to $17.1 million during 2014. The significant components of the change included the following: a $21.5 million increase in net income before noncontrolling interests, a $10.6 million increase in amortization and depreciation, and a $15.9 million benefit from restricted cash activity, partially offset by a greater reduction to net income related to gains attributable to future servicing rights of $27.0 million.

The increase in cash used in investing activities is primarily attributable to the net investment of $92.0 million in loans held for investment during 2015 compared to $58.7 million during 2014. Of the $92.0 million net investment in loans held for investment during 2015, $71.1 million was funded using interim warehouse borrowings, with the other $20.9 million funded using corporate cash. Of the $58.7 million of the net investment in loans held for investment during 2014, $40.6 million was funded using interim warehouse borrowings, with the remaining $18.1 million funded using corporate cash. Additionally, we invested $12.8 million in asset acquisitions in 2015 with no comparable activity in 2014. The purchase price of $12.8 million consisted of $11.1 million of cash, less $0.2 million cash received, and $1.9 million in stock.

The decrease in cash provided by financing activities was primarily attributable to net repayments of borrowings of warehouse notes payable in 2015 compared to net receipts from warehouse borrowings in 2014, an increase in cash used to repurchase and retire shares of our common stock, and a decrease in borrowings of interim warehouse notes payable, partially offset by a reduction in repayments of interim warehouse notes payable. The decrease in borrowings of warehouse notes payable was largely attributable to a decrease in loans held for sale from December 31, 2014 to June 30, 2015 compared to an increase in loans held for sale from December 31, 2013 to June 30, 2014. The increase in net borrowings of interim warehouse notes payable was principally due to a decrease in loan payoffs year over year.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of June 30, 2015. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2015, the net worth requirement was $105.2 million and our net worth was $396.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2015, we were required to maintain at least $20.3 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2015, we had operational liquidity of $69.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Over the past 18 months, we have repurchased 5.5 million shares of our common stock for an aggregate cost of $82.3 million and invested $28.7 million of cash in acquisitions. We may opportunistically repurchase additional stock if we believe market conditions support such activity, and we may execute additional acquisitions if the economics of such acquisitions are favorable.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program (the DUS risk-sharing obligations). We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding US Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of June 30, 2015, we held substantially all of our restricted liquidity in money market funds holding US Treasuries in the aggregate amount of $66.2 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2015 collateral requirements as outlined above. As of June 30, 2015, reserve requirements for the June 30, 2015 DUS loan portfolio will require us to fund $45.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2015.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of June 30, 2015.

	June 30, 2015
(dollars in thousands)	Maximum Amount	Outstanding Balance	Interest rate
Facility
Agency warehouse facility #1	$425,000	$263,659	30-day LIBOR plus 1.50%
Agency warehouse facility #2	650,000	293,040	30-day LIBOR plus 1.50%
Agency warehouse facility #3	240,000	170,385	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommited line and open maturity	450,000	151,521	30-day LIBOR plus 1.15%

Total agency warehouse facilities	$1,765,000	$878,605

Interim warehouse facility #1	$85,000	$56,250	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	143,508	30-day LIBOR plus 2.00%
Interim warehouse facility #3	50,000	32,549	30-day LIBOR plus 2.00% to 2.50%

Total interim warehouse facilities	$335,000	$232,307

Total warehouse facilities	$2,100,000	$1,110,912

Agency Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs, we have four warehouse facilities that we use to fund substantially all of our loan originations. As of June 30, 2015, we had three committed warehouse lines of credit in the aggregate amount of $1.3 billion with certain national banks and a $0.5 billion uncommitted facility with Fannie Mae (“Agency Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on November 2, 2015. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at 30-day London Interbank Offered Rate (“LIBOR”) plus 150 basis points. No material modifications have been made to the agreement.

Agency Warehouse Facility #2:

We have a $650.0 million committed warehouse agreement with a national bank. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at 30-day LIBOR plus 150 basis points. During the second quarter of 2015, we executed the fourth amendment to the amended and restated credit and security agreement. The amendment extended the maturity date to June 22, 2016. No other material modifications have been made to the agreement.

Agency Warehouse Facility #3:

We have a $240.0 million committed warehouse agreement with a national bank. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 1.40%. On April 15, 2015, we executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $240.0 million and extended the maturity date from September 23, 2015 to April 30, 2016. No other material modifications have been made to the agreement.

Uncommitted Agency Warehouse Facility:

We have a $450.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR, with a minimum LIBOR rate of 35 basis points, plus 115 basis points. There is no expiration date for this facility. During the second quarter of 2015, Fannie Mae increased our maximum borrowing capacity from $400.0 million to $450.0 million.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $335.0 million as of June 30, 2015 (“Interim Warehouse Facilities”). Consistent with industry practice, one of these facilities is a revolving commitment we expect to renew annually and two are revolving commitments we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $85.0 million committed warehouse line agreement. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2015, we executed the fifth amendment to the credit and security agreement. The amendment extended the maturity date to April 30, 2016, increased the maximum borrowing capacity to $85.0 million, and reduced the interest rate applicable under the facility to the 30-day LIBOR plus 190 basis points. No other material modifications have been made to the agreement.

Interim Warehouse Facility #2:

We have a $200.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2015. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings originally bear interest at 30-day LIBOR plus 200 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. On April 10, 2015, we executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $200.0 million. No other material modifications have been made to the agreement.

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

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of June 30, 2015, we were in compliance with all of our warehouse line covenants.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate

Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The calculated Consolidated Corporate Leverage Ratio dropped to below 2.50 in 2014. Consequently, the applicable margin is 4.25% as of June 30, 2015.

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

As of June 30, 2015, the outstanding principal balance of the note payable was $169.0 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of June 30, 2015, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$15,976,417	$13,629,747	$15,976,417	$13,629,747
Fannie Mae Modified Risk	4,956,854	4,392,372	4,956,854	4,392,372
Freddie Mac Modified Risk	53,619	53,752	53,619	53,752
GNMA - HUD Full Risk	4,658	4,797	4,658	4,797

Total risk-sharing servicing portfolio	$20,991,548	$18,080,668	$20,991,548	$18,080,668

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$893,192	$1,502,535	$893,192	$1,502,535
Freddie Mac No Risk	15,133,155	10,869,132	15,133,155	10,869,132
GNMA - HUD No Risk	5,936,494	5,007,571	5,936,494	5,007,571
Brokered	4,166,257	4,139,507	4,166,257	4,139,507
CMBS	275,750	—	275,750	—

Total non risk-sharing servicing portfolio	$26,404,848	$21,518,745	$26,404,848	$21,518,745

Total loans serviced for others	$47,396,396	$39,599,413	$47,396,396	$39,599,413

Interim loans (full risk) servicing portfolio	317,343	194,320	317,343	194,320

Total servicing portfolio unpaid principal balance	$47,713,739	$39,793,733	$47,713,739	$39,793,733

At risk servicing portfolio (1)	$18,442,415	$15,698,224	$18,442,415	$15,698,224
Maximum exposure to at risk portfolio (2)	4,332,963	3,735,832	4,332,963	3,735,832
60+ Day delinquencies, within at risk portfolio	—	—	—	—
At risk loan balances associated with allowance for risk-sharing obligations	$16,884	$40,381	$16,884	$40,381

Allowance for risk-sharing obligations:
Beginning balance	$4,054	$5,662	$3,904	$7,363
Provision for risk-sharing obligations	58	408	208	68
Net write-offs	(808)	(1,264)	(808)	(2,625)

Ending balance	$3,304	$4,806	$3,304	$4,806

60+ Day delinquencies as a percentage of the at risk portfolio	0.00%	0.00%	0.00%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02%	0.03%	0.02%	0.03%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.01%	0.00%	0.02%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	19.57%	11.90%	19.57%	11.90%
Allowance for risk-sharing as a percentage of maximum exposure	0.08%	0.13%	0.08%	0.13%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.70%	0.75%	0.70%	0.75%

(1)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac and GNMA - HUD loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

As of June 30, 2015 and 2014, none of our at risk balances was more than 60 days delinquent. For the six months ended June 30, 2015, the provision for risk-sharing obligations was $0.2 million, or less than one basis point of the at risk balance, compared to $0.1 million, or less than one basis point of the at risk balance, for the six months ended June 30, 2014.

As of June 30, 2015 and 2014, our allowance for risk-sharing obligations was $3.3 million and $4.8 million, respectively, or 2 basis points and 3 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of June 30, 2015, we had advanced $0.2 million of principal and interest payments on the loans associated with our $3.3 million allowance. Accordingly, if the $3.3 million in estimated losses is ultimately realized, we would be required to fund an additional $3.1 million. As of June 30, 2014, we had advanced $1.5 million of principal and interest payments on the loans associated with our $4.8 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS program disclosed previously, we do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

There were no accounting pronouncements issued during the second quarter of 2015 that have the potential to impact us. All other recently issued accounting pronouncements and their expected impact to us have been disclosed previously.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2015 and 2014 was 19 basis points and 15 basis points, respectively. A 100 basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $11.7 million based on our escrow balance as of June 30, 2015 compared to $7.7 million based on our escrow balance as of June 30, 2014. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $2.2 million based on the escrow balance as of June 30, 2015 compared to $1.2 million based on our escrow balance as of June 30, 2014.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100 basis point increase in 30-day LIBOR would decrease our annual net warehouse interest income by approximately $4.7 million based on our outstanding warehouse balance as of June 30, 2015 compared to $2.1 million based on our outstanding warehouse balance as of June 30, 2014. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $0.9 million based on our outstanding warehouse balance as of June 30, 2015 compared to $0.3 million as of June 30, 2014.

All of our corporate debt is based on 30-day LIBOR. A 100 basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of June 30, 2015 compared to $0.3 million based on our outstanding corporate debt as of June 30, 2014. A decrease in 30-day LIBOR to zero would not have an impact on our 2015 or 2014 annual earnings as our corporate debt outstanding as of June 30, 2015 had a LIBOR floor of 100 bps.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $16.6 million as of June 30, 2015, compared to $13.8 million as of June 30, 2014. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of June 30, 2015, 85% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 84% as of June  30, 2014; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CA Funds Group Litigation—In March 2012, our wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding our investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by us. However, we independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in Illinois State Court, which was then transferred to the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. We filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied our motion to dismiss the complaint. Discovery has concluded. Both the Company and CA Funds filed motions for summary judgment in June 2015. We expect briefing to be completed and a ruling issued on the motions in the fourth quarter of 2015. We intend to vigorously defend the matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2015, we repurchased and retired 89 thousand shares of restricted stock at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
April 1-30, 2015	48,854	$18.30	—	N/A
May 1-31, 2015	—	—	—	N/A
June 1-30, 2015	39,858	$24.64	—	N/A

	88,712		—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1†*	Non-Executive Director Compensation Rates

10.2	Fourth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 17, 2015, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 19, 2015.)

10.3†	Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.4†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.5†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.6†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.7†	Form of Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.8†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.9†	Form of Restricted Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.10†	Form of Deferred Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

31.1*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract, or arrangement.
*:	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2015	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

2.1	Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2	Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3	Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4	Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1	Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

4.1	Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2	Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3	Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4	Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012)

4.5	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6	Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1†*	Non-Executive Director Compensation Rates

10.2	Fourth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 17, 2015, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 19, 2015.)

10.3†	Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.4†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.5†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.6†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.7†	Form of Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.8†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.9†	Form of Restricted Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.10†	Form of Deferred Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

31.1*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Walker & Dunlop, Inc.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Walker & Dunlop, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document

101.2*	XBRL Taxonomy Extension Schema Document

101.3*	XBRL Taxonomy Extension Calculation Linkbase Document

101.4*	XBRL Taxonomy Extension Definition Linkbase Document

101.5*	XBRL Taxonomy Extension Label Linkbase Document

101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:	Denotes a management contract or compensation plan, contract, or arrangement.
*:	Filed herewith.