Form 10-Q
period 2015-09-30
Walker & Dunlop, Inc.
filed 2015-11-04
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35000

Walker & Dunlop, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0629925
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7501 Wisconsin Avenue, Suite 1200E

Bethesda, Maryland 20814

(301) 215-5500

(Address of principal executive offices and registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 29, 2015, there were 30,566,233 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$60,163	$113,354
Restricted cash	7,726	13,854
Pledged securities, at fair value	71,042	67,719
Loans held for sale, at fair value	1,101,772	1,072,116
Loans held for investment, net	344,897	223,059
Servicing fees and other receivables, net	27,653	23,234
Derivative assets	15,821	14,535
Mortgage servicing rights	403,950	375,907
Goodwill and other intangible assets	91,962	76,586
Other assets	44,210	29,026
Total assets	$2,169,196	$2,009,390

Liabilities
Accounts payable and other liabilities	$154,584	$145,141
Performance deposits from borrowers	7,085	13,668
Derivative liabilities	6,833	4,877
Guaranty obligation, net of accumulated amortization	27,702	24,975
Allowance for risk-sharing obligations	3,304	3,904
Warehouse notes payable	1,338,220	1,214,279
Note payable	164,549	169,095
Total liabilities	$1,702,277	$1,575,939

Equity
Preferred shares, Authorized 50,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,184 shares at September 30, 2015 and 31,822 shares at December 31, 2014	292	318
Additional paid-in capital	210,321	224,164
Retained earnings	251,619	208,969
Total stockholders’ equity	$462,232	$433,451
Noncontrolling interests	4,687	—
Total equity	$466,919	$433,451
Commitments and contingencies (Note 8)	—	—
Total liabilities and equity	$2,169,196	$2,009,390

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Gains from mortgage banking activities	$70,810	$63,280	$213,480	$150,107
Servicing fees	29,328	25,036	84,227	72,341
Net warehouse interest income	6,860	5,045	17,824	11,177
Escrow earnings and other interest income	1,166	1,127	3,123	3,322
Other	12,622	3,567	28,179	11,227
Total revenues	$120,786	$98,055	$346,833	$248,174

Expenses
Personnel	$49,328	$41,919	$135,366	$100,507
Amortization and depreciation	25,644	19,818	73,788	57,374
Provision for credit losses	94	1,487	576	1,595
Interest expense on corporate debt	2,484	2,592	7,433	7,786
Other operating expenses	9,790	7,745	28,176	23,577
Total expenses	$87,340	$73,561	$245,339	$190,839
Income from operations	$33,446	$24,494	$101,494	$57,335
Income tax expense	12,735	9,381	39,179	22,164
Net income before noncontrolling interests	$20,711	$15,113	$62,315	$35,171
Net income from noncontrolling interests	460	—	598	—
Walker & Dunlop net income	$20,251	$15,113	$61,717	$35,171

Basic earnings per share	$0.69	$0.48	$2.06	$1.09
Diluted earnings per share	$0.66	$0.47	$1.99	$1.08

Basic weighted average shares outstanding	29,165	31,788	29,904	32,342
Diluted weighted average shares outstanding	30,460	32,049	31,045	32,658

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income before noncontrolling interests	$62,315	$35,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(97,491)	(64,468)
Change in the fair value of premiums and origination fees	2,650	(5,715)
Provision for credit losses	576	1,595
Amortization and depreciation	73,788	57,374
Other operating activities, net	(32,619)	(495,861)
Net cash provided by (used in) operating activities	$9,219	$(471,904)

Cash flows from investing activities
Capital expenditures	$(1,281)	$(947)
Acquisitions, net of cash acquired	(12,767)	—
Originations of loans held for investment	(144,950)	(229,929)
Principal collected on loans held for investment	22,920	158,356
Net cash provided by (used in) investing activities	$(136,078)	$(72,520)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$28,976	$460,509
Borrowings of interim warehouse notes payable	110,829	168,369
Repayments of interim warehouse notes payable	(17,190)	(111,130)
Repayments of note payable	(4,543)	(1,313)
Repayments of secured borrowings	—	(22,050)
Proceeds from issuance of common stock	5,677	1,718
Repurchase of common stock	(50,062)	(37,532)
Debt issuance costs	(850)	—
Tax benefit (shortfall) from vesting of equity awards	831	(97)
Net cash provided by (used in) financing activities	$73,668	$458,474

Net increase (decrease) in cash and cash equivalents	$(53,191)	$(85,950)
Cash and cash equivalents at beginning of period	113,354	170,563
Cash and cash equivalents at end of period	$60,163	$84,613

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$24,813	$16,710
Cash paid for taxes	$27,038	$12,133

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or thereafter.

Walker & Dunlop is one of the leading commercial real estate finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products and provides multifamily investment sales brokerage services. The Company’s clients are owners and developers of commercial real estate across the country. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), with which Walker & Dunlop has long-established relationships. The Company retains servicing rights and asset-management responsibilities on nearly all loans that it sells to the GSEs and HUD. Walker & Dunlop is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”TM) lender nationally, a Freddie Mac Program Plus TM lender in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. The Company also acts as a loan broker for a number of life insurance companies, commercial banks, and other institutional investors, in which cases it does not fund the loan but rather acts as a loan broker. The Company retains the servicing rights on some of the loans where it acts as a broker.

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

The Company offers a Commercial Mortgage Backed Securities (“CMBS”) lending program (“CMBS Program”) through a partnership with a large institutional investor, in which the Company owns a 40% interest (“CMBS Partnership”). The CMBS Program offers financing for all commercial property types throughout the United States. The loans in the CMBS Program are selected, funded, and underwritten by the CMBS Partnership. The Company receives a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. The Company accounts for its ownership interest using the equity method of accounting. During the second quarter of 2015, the Company increased its ownership interest in the CMBS Partnership from 20% to 40%. The increase in ownership percentage has not had a material impact on the Company’s financial results.

On April 21, 2015, the Company completed its purchase of 75% of certain assets and assumption of certain liabilities of Engler Financial Group, LLC (“EFG”) for an agreed-upon price of $13.0 million payable in $11.1 million cash and shares of the Company’s common stock with an estimated fair value of $1.9 million as of the acquisition date. The net assets purchased from EFG were contributed to a newly formed subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”), through which the Company conducts its investment sales business. The initial focus of the investment sales brokerage services is the southeastern United States. The Company plans to expand these brokerage services nationally.

The Company consolidates WDIS and records the unowned portion of WDIS within Noncontrolling interests in the Condensed Consolidated Balance Sheets. Additionally, the Company records EFG’s portion of net income within Net income from noncontrolling interests in the Condensed Consolidated Statements of Income.

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

The co-broker fees for the three months ended September 30, 2015 and 2014 were $2.3 million and $3.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the co-broker fees were $15.1 million and $11.2 million, respectively.

Comprehensive Income—For the three and nine months ended September 30, 2015 and 2014, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans have terms of up to three years. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of September 30, 2015, Loans held for investment, net consisted of $347.3 million of unpaid principal balance less $1.2 million of net unamortized deferred fees and costs and $1.2 million of allowance for loan losses. As of December 31, 2014, Loans held for investment, net consisted of $225.3 million of unpaid principal balance less $1.4 million of net unamortized deferred fees and costs and $0.9 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in the portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by the outstanding portfolio balance, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The allowance for loan losses recorded as of September 30, 2015 and December 31, 2014 are based on the Company’s collective assessment of the portfolio.

Loans held for investment are placed on non-accrual status when full and timely collection of interest or principal is not probable. Loans held for investment are considered past due when contractually required principal or interest payments have not been made on the due dates and are charged off when the loan is considered uncollectible. The Company evaluates all loans held for investment for impairment. A loan is considered impaired when the Company believes that the facts and circumstances of the loan suggest that the Company will not be able to collect all contractually due principal and interest. Delinquency status and property financial condition are key components of the Company’s consideration of impairment status.

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of September 30, 2015 or December 31, 2014. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program.

Provision for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision for credit losses in the Condensed Consolidated Statements of Income. Provision for credit losses consisted of the following activity for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Provision for loan losses	$94	$311	$368	$350
Provision for risk-sharing obligations	—	1,176	208	1,245
Provision for credit losses	$94	$1,487	$576	$1,595

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and nine months ended September 30, 2015 and 2014 are the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Warehouse interest income - loans held for sale	$9,433	$6,564	$27,905	$14,841
Warehouse interest expense - loans held for sale	(5,122)	(3,310)	(16,840)	(7,902)
Net warehouse interest income - loans held for sale	$4,311	$3,254	$11,065	$6,939

Warehouse interest income - loans held for investment	$4,318	$2,700	$11,145	$8,104
Warehouse interest expense - loans held for investment	(1,769)	(909)	(4,386)	(3,866)
Net warehouse interest income - loans held for investment	$2,549	$1,791	$6,759	$4,238

Total net warehouse interest income	$6,860	$5,045	$17,824	$11,177

Recently Announced Accounting Pronouncements—In the third quarter of 2015, Accounting Standard Update 2015‑14 (“ASU 2015-14”), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued. ASU 2015‑14 deferred the effective date of Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, by one year. The new effective date applicable to the Company for ASU 2014-09 is January 1, 2018. As previously disclosed, it appears that substantially all of the Company’s contracts with customers do not fall within the scope of the guidance; however, the Company is in the process of selecting a transition method and determining whether ASU 2014-09 will have a material impact on its reported financial results.

In the third quarter of 2015, Accounting Standards Update 2015-16 (“ASU 2015-16”), Simplifying the Accounting for Measurement-Period Adjustments, was issued. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for the Company January 1, 2016. The Company does not believe ASU 2015-16 will have a material impact on its reported financial results.

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, the Company adopted Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the second quarter of 2015. There have been no other material changes to the accounting policies discussed in Note 2 of the Company’s 2014 Form 10-K.

NOTE 3—MORTGAGE SERVICING RIGHTS

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

The fair values of the MSRs at September 30, 2015 and December 31, 2014 were $500.7 million and $469.9 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at September 30, 2015 is a decrease in the fair value of $16.7 million.

The impact of a 200 basis point increase in the discount rate at September 30, 2015 is a decrease in the fair value of $32.1 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$395,020	$349,167	$375,907	$353,024
Additions, following the sale of loan	34,940	24,095	102,331	58,464
Amortization	(20,532)	(17,867)	(59,102)	(51,595)
Pre-payments and write-offs	(5,478)	(2,691)	(15,186)	(7,189)
Ending balance	$403,950	$352,704	$403,950	$352,704

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of September 30, 2015:

	As of September 30, 2015
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$132,837	$(80,245)	$52,592
Originated MSRs	488,851	(137,493)	351,358
Total	$621,688	$(217,738)	$403,950

The expected amortization of MSRs recorded as of September 30, 2015 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Three Months Ending December 31,
2015	$17,023	$3,489	$20,512
Year Ending December 31,
2016	65,641	13,437	79,078
2017	56,392	12,067	68,459
2018	50,118	9,067	59,185
2019	44,167	7,519	51,686
2020	37,133	5,550	42,683
Thereafter	80,884	1,463	82,347
Total	$351,358	$52,592	$403,950

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. No guaranty is provided for loans sold under the Freddie Mac or HUD loan programs.

Activity related to the guaranty obligation for the three and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$27,140	$23,234	$24,975	$23,489
Additions, following the sale of loan	1,957	1,699	6,827	3,479
Amortization	(1,395)	(1,139)	(4,100)	(3,174)
Ending balance	$27,702	$23,794	$27,702	$23,794

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an allowance for the estimated risk-sharing loss through a charge to the provision for risk-sharing obligations, which is a component of Provision for credit losses in the Condensed Consolidated Statements of Income, along with a write-off of the loan-specific MSR and guaranty obligation. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, the loss recognition occurs at or before the loan becomes 60 days delinquent. Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2015 and 2014 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$3,304	$4,806	$3,904	$7,363
Provision for risk-sharing obligations	—	1,176	208	1,245
Write-offs	—	(2,111)	(808)	(4,737)
Ending balance	$3,304	$3,871	$3,304	$3,871

As of September 30, 2015, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $3.9 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $47.8 billion as of September 30, 2015 compared to $44.0 billion as of December 31, 2014.

NOTE 6—WAREHOUSE NOTES PAYABLE

At September 30, 2015, to provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $1.5 billion with certain national banks and a $0.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs.  Additionally, at September 30, 2015, the Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at September 30, 2015 follow:

	September 30, 2015
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$685,000	$424,012	LHFS	30-day LIBOR plus 1.50% or 1.75%
Agency warehouse facility #2	650,000	226,371	LHFS	30-day LIBOR plus 1.50%
Agency warehouse facility #3	240,000	129,493	LHFS	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	450,000	304,174	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$2,025,000	$1,084,050

Interim warehouse facility #1	$85,000	$56,250	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	153,033	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	50,000	45,527	LHFI	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$335,000	$254,810
Debt issuance costs	—	(640)
Total warehouse facilities	$2,360,000	$1,338,220

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

During the third quarter of 2015, the Company executed a temporary commitment increase agreement to the warehousing credit and security agreement related to Agency Warehouse Facility #1. The agreement provides a temporary $260.0 million increase in the maximum borrowing capacity to allow the Company to fund a specific portfolio of loans. The temporary increase may be used only to fund the specific portfolio of loans and matures on February 16, 2016, at which time the maximum borrowing capacity returns to $425.0 million. Additionally, the borrowings under the temporary increase bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 175 basis points. All borrowings under the original warehousing and credit security agreement continue to bear interest at LIBOR plus 150 basis points. During the fourth quarter of 2015, the Company executed the tenth amendment to the same credit and security agreement that extended the maturity date to October 31, 2016. No other material modifications have been made to the agreement.

During the second quarter of 2015, the Company executed the fourth amendment to the amended and restated credit and security agreement related to Agency Warehouse Facility #2. The amendment extended the maturity date to June 22, 2016. During the fourth quarter of 2015, the Company executed the fifth amendment to the same credit and security agreement that reduced the interest rate to LIBOR plus 1.40%. Additionally, the fifth amendment changed the warehousing advance due date to February 15, 2016 for warehousing advances made in connection with Freddie Mac loan originations closed prior to the end of 2015. No other material modifications have been made to the agreement.

During the second quarter of 2015, the Company executed the second amendment to the credit and security agreement related to Agency Warehouse Facility #3. The amendment increased the maximum borrowing capacity to $240.0 million and extended the maturity date to April 30, 2016. During the fourth quarter of 2015, the Company executed the third amendment to the same credit and security agreement. The third amendment provides a temporary $250.0 million increase in the maximum borrowing capacity that matures on February 29, 2016, at which time the maximum borrowing capacity returns to $240.0 million. Additionally, the third amendment provides for extended warehouse advance periods on all loan types financed under the credit and security agreement as long as the advance is repaid prior to the expiration of the temporary increase. No other material modifications have been made to the credit and security agreement.

During the second quarter of 2015, Fannie Mae increased the Company’s maximum borrowing capacity under the uncommitted credit facility to $450.0 million.

During the second quarter of 2015, the Company executed the fifth amendment to the credit and security agreement related to Interim Warehouse Facility #1. The amendment extended the maturity date to April 30, 2016, increased the maximum borrowing capacity to $85.0 million, and reduced the interest rate applicable under the facility to LIBOR plus 190 basis points. No other material modifications have been made to the agreement.

During the second quarter of 2015, the Company executed the second amendment to the credit and security agreement related to Interim Warehouse Facility #2. The amendment increased the maximum borrowing capacity to $200.0 million. No other material modifications have been made to the agreement.

During the fourth quarter of 2015, the Company executed the first amendment to the repurchase agreement related to Interim Warehouse Facility #3 that increased the maximum borrowing capacity to $75.0 million. No other material modifications have been made to the agreement.

The warehouse notes payable and the note payable are subject to various financial covenants, all of which the Company was in compliance with as of September 30, 2015.

NOTE 7—FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
September 30, 2015
Assets
Loans held for sale	$—	$1,101,772	$—	$1,101,772
Pledged securities	71,042	—	—	71,042
Derivative assets	—	—	15,821	15,821
Total	$71,042	$1,101,772	$15,821	$1,188,635

Liabilities
Derivative liabilities	$—	$—	$6,833	$6,833
Total	$—	$—	$6,833	$6,833

December 31, 2014
Assets
Loans held for sale	$—	$1,072,116	$—	$1,072,116
Pledged securities	67,719	—	—	67,719
Derivative assets	—	—	14,535	14,535
Total	$67,719	$1,072,116	$14,535	$1,154,370

Liabilities
Derivative liabilities	$—	$—	$4,877	$4,877
Total	$—	$—	$4,877	$4,877

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2015.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2015 and 2014

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Derivative assets and liabilities, net
Beginning balance	$23,911	$15,486	$9,658	$19,341
Settlements	(85,733)	(54,858)	(214,150)	(145,540)
Realized gains recorded in earnings (1)	61,822	39,372	204,492	126,199
Unrealized gains recorded in earnings (1)	8,988	23,908	8,988	23,908
Ending balance	$8,988	$23,908	$8,988	$23,908

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2015:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$15,821	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$6,833	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2015 and December 31, 2014 are presented below:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$60,163	$60,163	$113,354	$113,354
Restricted cash	7,726	7,726	13,854	13,854
Pledged securities	71,042	71,042	67,719	67,719
Loans held for sale	1,101,772	1,101,772	1,072,116	1,072,116
Loans held for investment, net	344,897	347,348	223,059	225,318
Derivative assets	15,821	15,821	14,535	14,535
Total financial assets	$1,601,421	$1,603,872	$1,504,637	$1,506,896

Financial liabilities:
Derivative liabilities	$6,833	$6,833	$4,877	$4,877
Warehouse notes payable	1,338,220	1,338,860	1,214,279	1,216,245
Note payable	164,549	168,707	169,095	173,250
Total financial liabilities	$1,509,602	$1,514,400	$1,388,251	$1,394,372

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

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of September 30, 2015 and December 31, 2014, no credit-related adjustments were required.

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

Note Payable—Consists of borrowings outstanding under a term note agreement. The borrowing rate on the note payable is based upon 30-day LIBOR plus an applicable margin. The Company estimates the fair value by discounting the future cash flows at market rates (Level 2).

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company's policy is to enter into a sale commitment with the investor simultaneous with the rate lock commitment with the borrower. The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Gains on mortgage banking activities in the Condensed Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

•	the assumed gain/loss of the expected resultant loan sale to the investor (Level 2);
•	the expected net cash flows associated with servicing the loan (Level 2);
•	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
•	the nonperformance risk of both the counterparty and the Company (Level 3).

The fair value of the Company's forward sales contracts to investors considers effects of interest rate movements between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon securitization of the loan (Level 2). The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques described previously for mortgage servicing rights (Level 2).

To calculate the effects of interest rate movements, the Company uses applicable published U.S. Treasury prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount (Level 2).

The fair value of the Company's forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The fair value of the Company’s interest rate lock commitments and forward sales contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in rate lock and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of our counterparties, the short duration of interest rate lock commitments and forward sale contracts, and the Company’s historical experience with the agreements, the risk of nonperformance by the Company’s counterparties is not significant (Level 3).

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total			Adjustment
	Principal	Gain	Movement	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Effect	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2015
Rate lock commitments	$439,463	$12,969	$2,792	$15,761	$15,761	$—	$—
Forward sale contracts	1,526,036	—	(6,773)	(6,773)	60	(6,833)	—
Loans held for sale	1,086,573	11,218	3,981	15,199	—	—	15,199
Total		$24,187	$—	$24,187	$15,821	$(6,833)	$15,199

December 31, 2014
Rate lock commitments	$472,558	$11,279	$273	$11,552	$11,552	$—	$—
Forward sale contracts	1,529,241	—	(1,894)	(1,894)	2,983	(4,877)	—
Loans held for sale	1,056,683	13,812	1,621	15,433	—	—	15,433
Total		$25,091	$—	$25,091	$14,535	$(4,877)	$15,433

NOTE 8—LITIGATION, COMMITMENTS, AND CONTINGENCIES

Fannie Mae DUS Related Commitments—Commitments for the origination and subsequent sale and delivery of loans to Fannie Mae represent those mortgage loan transactions where the borrower has locked an interest rate and scheduled closing and the Company has entered into a mandatory delivery commitment to sell the loan to Fannie Mae. As discussed in Note 7, the Company accounts for these commitments as derivatives recorded at fair value.

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of September 30, 2015, the Company held substantially all of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2015 collateral requirements as outlined above. As of September 30, 2015, reserve requirements for the September 30, 2015 DUS loan portfolio will require the Company to fund $44.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2015. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At September 30, 2015, the net worth requirement was $106.9 million, and the Company's net worth was $429.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2015, the Company was required to maintain at least $20.5 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of September 30, 2015, the Company had operational liquidity of $71.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Other Commitments—Under certain limited circumstances, the Company may make preferred equity investments in entities controlled by certain of its borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of September 30, 2015, the Company has made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, none of which has been funded. The Company expects to fund these commitments over the next 18 to 36 months, beginning in the fourth quarter of 2015.

Litigation—Capital Funding Litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Walker & Dunlop, LLC, our wholly owned operating subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living Facilities”). On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC (“Credit Suisse”) and its affiliates Column and Column Financial, Inc. as defendants.  In December 2010, Column assumed the defense of Walker & Dunlop, LLC pursuant to an indemnification agreement. Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the acquisition of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

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

Pursuant to an agreement, dated January 30, 2009 (the “Column Transaction Agreement”), among Column, Walker & Dunlop, LLC, W&D, Inc. and Green Park Financial Limited Partnership, Column generally agreed to indemnify Walker & Dunlop, LLC against liability arising from Column’s conduct prior to Column’s transfer of assets to Walker & Dunlop, LLC. However, pursuant to the Column Transaction Agreement, Column’s indemnification obligation arises only after Column receives a claim notice following the resolution of the litigation that specifies the amount of Walker & Dunlop, LLC’s claim.

To provide for greater certainty regarding Column’s indemnification obligations before the resolution of this litigation and to cap our total loss exposure, the Company secured a further agreement from Column in November 2010 confirming that it will indemnify the Company for any liabilities that arise as a result of this litigation. As part of this further indemnification agreement, in the event Column is required to pay the Company for any liabilities under the Capital Funding litigation that it otherwise would not have been obligated to pay under the Column Transaction Agreement, the Company will indemnify Column for an amount up to $3.0 million. Also as part of this further indemnification agreement, William Walker, our Chairman and Chief Executive Officer, and Mallory Walker, former Chairman and current stockholder, in their individual capacities, agreed that if Column is required to indemnify the Company under this agreement and otherwise would not have been obligated to pay such amounts under the Column Transaction Agreement, Messrs. William Walker and Mallory Walker will pay any such amounts in excess of $3.0 million but equal to or less than $6.0 million. As a result of this agreement, the Company will have no liability or other obligation for any damage amounts in excess of $3.0 million arising out of this litigation. Although Column has assumed defense of the case for all defendants, and is paying applicable counsel fees, as a result of the indemnification claim procedures described above, the Company could be required to bear the significant costs of the litigation and any adverse judgment unless and until the

Company is able to prevail on its indemnification claims. The Company believes that it will fully prevail on its indemnification claims against Column, and that the Company ultimately will incur no material loss as a result of this litigation, although there can be no assurance that this will be the case. Accordingly, we have not recorded a loss contingency for this litigation.

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

Litigation—CA Funds Group Litigation—In March 2012, the Company’s wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding the Company’s investment advisory services business.  The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”).  The Fund was never launched by the Company.  However, the Company independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties.  CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in Illinois State Court, which was then transferred to the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program.  The Company filed a motion to dismiss the complaint on January 3, 2014. CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied the Company’s motion to dismiss the complaint. Discovery has concluded. Both the Company and CA Funds filed motions for summary judgment in June 2015. The Company expects briefing to be completed and a ruling issued on the motions in the first quarter of 2016. The Company intends to vigorously defend this matter.

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

NOTE 9—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Weighted average number of shares outstanding used to calculate basic earnings per share	29,165	31,788	29,904	32,342

Dilutive securities
Unvested restricted shares	1,008	261	942	316
Stock options	287	—	199	—
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	30,460	32,049	31,045	32,658

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Average options	—	649	—	598
Average restricted shares	19	6	6	—

NOTE 10—TOTAL EQUITY

A summary of changes in total equity is presented below:

			Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2014	31,822	$318	$224,164	$208,969	$—	$433,451
Walker & Dunlop net income	—	—	—	61,717	—	61,717
Net income from noncontrolling interests	—	—	—	—	598	598
Stock-based compensation	—	—	10,404	—	—	10,404
Issuance of common stock in connection with equity compensation plans	526	5	3,780	—	—	3,785
Issuance of unvested restricted common stock in connection with acquisitions	—	—	1,892	—	—	1,892
Repurchase and retirement of common stock	(3,164)	(31)	(30,964)	(19,067)	—	(50,062)
Tax benefit from vesting of restricted shares	—	—	831	—	—	831
Noncontrolling interest acquired	—	—	—	—	4,339	4,339
Other	—	—	214	—	(250)	(36)
Balance at September 30, 2015	29,184	$292	$210,321	$251,619	$4,687	$466,919

In the first quarter of 2015, the Company repurchased 3.0 million shares of its common stock at a price of $15.60 per share, which was below the market price at the time, and immediately retired the shares, reducing stockholders’ equity by $46.8 million.

NOTE 11—GOODWILL

A summary of the Company’s goodwill as of and for the nine months ended September 30, 2015 and 2014 follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Beginning balance	$74,525	$60,212
Additions from acquisitions	15,713	—
Retrospective adjustments	100	—
Impairment	—	—
Ending balance	$90,338	$60,212

On September 25, 2014, the Company executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital Group, Inc. (“Johnson Capital”). The acquisition of Johnson Capital closed on November 1, 2014 (the “JC Acquisition”). The Company provisionally allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed related to the JC Acquisition based on their estimated acquisition date fair values. A change to the provisional amounts recorded for assets acquired, identifiable intangible assets, and liabilities assumed during the measurement period affects the amount of the purchase price allocated to goodwill. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the nine months ended September 30, 2015, the Company identified immaterial adjustments to certain of the provisional amounts recorded totaling $0.1 million as shown in the table above. The adjustments were recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date. The Company did not record any retrospective adjustments during the three months ended September 30, 2015.

The Company has completed the accounting for the JC Acquisition as the Company has obtained all of the information it was seeking about facts and circumstances that existed as of the acquisition date.

The addition from acquisitions shown in the table above relates to the EFG acquisition as more fully described in Note 1. The Company has completed the accounting for the EFG acquisition as the Company has obtained all of the information it was seeking about facts and circumstances that existed as of the acquisition date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” ”us”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•

the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their origination capacities, and their impact on our business;

•	changes to the interest rate environment and its impact on our business;
•	our growth strategy;
•	our projected financial condition, liquidity and results of operations;
•	our ability to obtain and maintain warehouse and other loan funding arrangements;
•	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals and lenders;
•	degree and nature of our competition;
•	the outcome of pending litigation;
•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
•	our ability to comply with the laws, rules, and regulations applicable to us;
•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets, or the general economy;
•	general volatility of the capital markets and the market price of our common stock;
•

the future funding level of the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), including whether such funding level will be sufficient to support future firm commitment requests, and its impact on our business;

•	our commitment to make preferred equity investments as part of our overall growth strategy; and
•

other risks and uncertainties associated with our business described in the 2014 Form 10-K and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate financing products and provide multifamily investment sales brokerage services. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the GSEs and HUD, with which we have long-established relationships. We retain servicing rights and asset management responsibilities on substantially all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS" ™) lender nationally, a Freddie Mac Program Plus™ lender in 23 states and the District of Columbia, a HUD Multifamily Accelerated Processing ("MAP") lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also broker loans for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We service some of the loans for which we act as a loan broker.

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

We retain servicing rights on substantially all of the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, from late charges, and from other ancillary fees. Servicing fees set at the time an investor agrees to purchase the loan are generally paid monthly for the duration of the loan, and are based on the unpaid principal balance of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment penalties to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

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

Through a partnership in which we own a 5% interest (the “Bridge Partnership”), we offer large floating-rate loans to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Bridge Program”). The Bridge Program is generally offered for loans of $25.0 million or more and for terms of up to three years. The loans in the Bridge Program are selected and funded by the partnership and underwritten by us. We receive an asset management fee on the invested capital for managing the Bridge Program and servicing the loans. The Bridge Partnership assumes the full risk of loss on the loans while it holds the loans. The Company’s investment in the Bridge Partnership is immaterial as of September 30, 2015. According to the terms of the partnership agreement, the Bridge Partnership is scheduled to terminate in the fourth quarter of 2015. We do not expect to incur any material losses or exit costs upon the termination of the Bridge Partnership.

We own a 40% interest in a partnership with a large institutional investor (the “CMBS Partnership”). The CMBS Partnership offers financing through a commercial mortgage backed securities (“CMBS”) platform for all commercial property types throughout the United States (the “CMBS Program”). The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 90 days of origination. The loans in the CMBS Partnership are selected, funded, and underwritten by the CMBS Partnership. We receive a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. During the second quarter of 2015, the Company increased its ownership interest in the CMBS Partnership from 20% to 40%. The increase in ownership percentage has not had a material impact on our financial results.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of September 30, 2015, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, none of which has been funded. We expect to fund these commitments over the next 18 to 36 months, beginning in the fourth quarter of 2015.

During the second quarter of 2015, in connection with the acquisition of 75% of certain assets and assumption of certain liabilities of Engler Financial Group, we began providing multifamily investment sales brokerage services through a newly formed subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”). The initial focus of the investment sales brokerage services is the southeastern United States. We plan to expand these brokerage services nationally. We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Condensed Consolidated Balance Sheets and Net income from noncontrolling interests in the Condensed Consolidated Statements of Income.

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

Mortgage Servicing Rights (MSRs) and Guaranty Obligations.    MSRs are recorded at fair value at loan sale.  The fair value is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model assumes full prepayment of the loan at or near the point where the prepayment provisions have expired. We only recognize MSRs for GSE and HUD originations. We do not recognize MSRs for brokered or CMBS Program transactions since we do not originate and sell the loan.

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

The MSR and associated guaranty obligation are amortized into expense over the estimated life of the loan and presented as a component of Amortization and depreciation in the Condensed Consolidated Statements of Income. The MSR is amortized using the interest method over the period that servicing income is expected to be received. The guaranty obligation is amortized evenly over its expected life. If a loan defaults and is not expected to become current or pays off prior to the estimated life, the unamortized MSR and guaranty obligation balances are written off through Amortization and depreciation in the Condensed Consolidated Statements of Income.

Allowance for Risk-sharing Obligations and Allowance for Loan Losses. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Condensed Consolidated Balance Sheets. The allowance for loan losses relates to our loans held for investment from our Interim Program and is included as a component of Loans held for investment, net within the Condensed Consolidated Balance Sheets. The amount of each of these allowances considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing, which for loans held for investment is 100%. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor each allowance on all applicable loans and update loss estimates as current information is received. Provision for credit losses in the Condensed Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

We evaluate all of our loans held for investment for impairment quarterly. Our impairment evaluation focuses primarily on payment status and property financial performance. We consider a loan impaired when the current facts and circumstances suggest it is not probable that we will collect all contractually due principal and interest payments. When a loan is not considered impaired, we apply a collective allowance that is based on recent historical loss probability and historical loss rates incurred in our risk-sharing portfolio, adjusted as needed for current market conditions (“loss factors”). We use the loss experience from our risk-sharing portfolio as a proxy for losses incurred in our loans held for investment portfolio since (i) we have not experienced any actual losses related to our loans held for investment to date and (ii) the loans in the loans-held-for-investment portfolio have similar characteristics to loans held in the risk-sharing portfolio. Since the inception of the Interim Program, we have not had any delinquent or impaired loans or charged off any loans. The historical loss factors are updated quarterly. We have not experienced significant change in the loss factors during the periods presented in the financial statements. These loss factors may change in the future as economic and market conditions change and as the Interim Program matures.

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

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market are strong. Multifamily occupancy rates and effective rents continue to increase based upon strengthening rental market demand while delinquency rates remain at historic lows, all of which aid loan performance due to their importance to the cash flows of the underlying properties. Most other commercial real estate asset classes have experienced similar performance in underlying fundamentals. The positive performance has boosted the value of many commercial and multifamily properties towards the high end of historical ranges.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. According to the Mortgage Bankers Association, commercial and multifamily loan maturities are expected to increase dramatically beginning in 2015 and continuing through the end of 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. All of these factors have benefited our origination volumes over the past several quarters, and in particular in 2015, as evidenced by the 68% year-over-year growth in loan origination volume during the nine months ended September 30, 2015. Competition among banks, life insurance companies, the GSEs, and CMBS conduits remains fierce.

We are a market leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2015 GSE Scorecard established Fannie Mae’s loan origination caps at $30.0 billion for market-rate apartments, while Freddie Mac’s cap increased to $30.0 billion for market-rate apartments (“2015 Caps”). Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans were excluded from the 2015 Caps. In May 2015, in response to increased market demand for multifamily loans, the FHFA expanded the definition of the affordable loan exclusion to encompass even more targeted affordable housing in high- and very-high cost markets and allowing for an exclusion from the 2015 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The expanded liquidity should enable the GSEs to maintain their historical market share in a multifamily market that is projected by the Mortgage Bankers Association to be in excess of $224.0 billion in 2015.  Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume. In October 2015, the Director of the FHFA delivered a speech outlining his expectation of the 2016 GSE Scorecard. He indicated that no changes would be made to the $30.0 billion market-rate caps in 2016, and that the FHFA plans to establish a quarterly review of the lending caps to allow them to proactively adjust the GSEs’ lending limits upward should the market be larger than expected in 2016. The Director also indicated some additional exclusions would apply for loans on seniors housing and multifamily properties. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2016.

We have significantly grown our capital markets platform since going public to take advantage of the wave of loan maturities that began this year. It appears that the commercial debt origination market will have grown substantially from 2014 to 2015. The apparent appetite for debt funding within the broader commercial real estate market, coupled with the acquisition of Johnson Capital Group, Inc. in late 2014, has resulted in significant growth in our brokered originations in 2015, as evidenced by the 94% year-over-year growth in brokered origination volumes we experienced during the nine months ended September 30, 2015. With non-bank commercial and multifamily loan maturities expected to grow again in 2016, the outlook for our capital markets platform is positive.

In addition to banks and life insurance companies, there has been a recent increase in demand for CMBS bonds backed by commercial and multifamily mortgages. The peak of the CMBS market was between 2005 and 2007, and after its collapse in 2008, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds has increased and we have experienced increased competition from an ever-growing CMBS mortgage origination market. According to Commercial Mortgage Alert (“CMA”), originations from CMBS lenders are expected to increase from 2014 to 2015 as the first wave of CMBS refinancing begins. The increased demand for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity this year and over the next two years led us to form the CMBS Partnership in 2014 and increase our ownership of the CMBS Partnership to 40% earlier this year. We originated $89.5 million of loans for the CMBS Partnership in 2014, and the CMBS Partnership participated in two third-party securitizations in 2014, contributing $116.1 million of assets to the securitizations. During the nine months ended September 30, 2015, the CMBS Partnership participated in two third-party securitizations, contributing $160.1 million of assets to the securitizations.

The positive market dynamics that have benefitted the GSEs and broader capital markets have had the opposite effect on HUD’s multifamily business. As the economy has recovered and bank and CMBS capital has re-entered the market, borrowers have shied away from the long lead times required to secure a HUD loan. As a result, we originated $416.9 million of loans with HUD during the nine months ended September 30, 2015, down 28% from the same period in 2014. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers in counter-cyclical markets. We remain committed to the HUD multifamily business, adding resources and scale to the platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

With property values for many fully leased commercial and multifamily assets at their highest point in recent years with near historic lows in capitalization rates and greatly improved property fundamentals, it has been difficult for borrowers to generate desired returns. As a result, many of our borrowers are seeking higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. The growth in transitional lending was evident in 2014, as we originated $339.8 million of interim loans for our balance sheet compared to $147.8 million in 2013. We have originated $145.0 million of interim loans during the first nine months of 2015 and remain optimistic about this market for the foreseeable future. The demand for transitional lending has brought increased competition from lenders, specifically banks, life insurance companies, and, more recently, the GSEs. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

Finally, in the second quarter of 2015, we expanded our offerings to our customers by acquiring a controlling interest in a partnership that offers multifamily investment sales brokerage services. The partnership operates primarily in the southeastern United States. As we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we have recently seen increased activity within the investment sales business. We believe this activity will continue throughout the wave of loan maturities, and we will look to capitalize on that demand by expanding the investment sales partnership more broadly across the United States in the coming quarters. During the first two quarters of operations, our investment sales partnership closed $1.1 billion of business.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2015 and 2014. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Loan Origination Volume:
Fannie Mae	$1,257,100	$1,171,960	$3,758,098	$2,573,745
Freddie Mac	1,334,394	1,119,034	4,430,225	2,100,818
Ginnie Mae - HUD	109,774	162,566	416,894	577,600
Brokered (1)	1,324,021	538,059	3,023,010	1,560,390
Interim Loans	30,005	82,873	144,950	229,929
CMBS (2)	56,738	49,773	155,523	49,773
Total Loan Origination Volume	$4,112,032	$3,124,265	$11,928,700	$7,092,255
Investment Sales Volume	824,730	—	1,143,765	—
Total Transaction Volume	$4,936,762	$3,124,265	$13,072,465	$7,092,255

Key Performance Metrics:
Operating margin	28%	25%	29%	23%
Return on equity	18%	15%	19%	12%
Walker & Dunlop net income	$20,251	$15,113	$61,717	$35,171
Adjusted EBITDA (3)	$31,027	$20,685	$95,291	$61,399
Diluted EPS	$0.66	$0.47	$1.99	$1.08

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	41%	43%	39%	40%
Other operating expenses	8%	8%	8%	10%

Key Origination Metrics (as a percentage of origination volume):
Origination related fees	0.90%	1.13%	0.97%	1.21%
Fair value of MSRs created, net	0.82%	0.89%	0.82%	0.91%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (4)	1.25%	1.13%	1.13%	1.23%

	As of September 30,
Servicing Portfolio by Product:	2015	2014
Fannie Mae	$22,168,910	$19,985,005
Freddie Mac	16,159,722	11,640,900
Ginnie Mae - HUD	5,624,141	5,109,236
Brokered (1)	3,158,109	4,218,389
Interim Loans	347,348	207,193
CMBS (5)	336,331	58,473
Total Servicing Portfolio	$47,794,561	$41,219,196

Key Servicing Metric (end of period):
Weighted-average servicing fee rate	0.25%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	Brokered transactions for the CMBS Partnership. For the nine months ended September 30, 2015, the CMBS Partnership's loan originations totaled $221.0 million.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)

The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or Interim Program originations.

(5)	All loans originated by the CMBS Partnership, whether brokered by us or not, are serviced by us.

The following table presents a period-to-period comparison of our financial results for the three and nine months ended September 30, 2015 and 2014.

FINANCIAL RESULTS

	For the three months ended
(dollars in thousands)	September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues
Gains from mortgage banking activities	$70,810	$63,280	$7,530	12%
Servicing fees	29,328	25,036	4,292	17%
Net warehouse interest income	6,860	5,045	1,815	36%
Escrow earnings and other interest income	1,166	1,127	39	3%
Other	12,622	3,567	9,055	254%
Total revenues	$120,786	$98,055	$22,731	23%

Expenses
Personnel	$49,328	$41,919	$7,409	18%
Amortization and depreciation	25,644	19,818	5,826	29%
Provision for credit losses	94	1,487	(1,393)	(94)%
Interest expense on corporate debt	2,484	2,592	(108)	(4)%
Other operating expenses	9,790	7,745	2,045	26%
Total expenses	$87,340	$73,561	$13,779	19%
Income from operations	33,446	24,494	8,952	37%
Income tax expense	12,735	9,381	3,354	36%
Net income before noncontrolling interests	$20,711	$15,113	$5,598	37%
Net income from noncontrolling interests	460	—	460	N/A
Walker & Dunlop net income	$20,251	$15,113	$5,138	34%

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues
Gains from mortgage banking activities	$213,480	$150,107	$63,373	42%
Servicing fees	84,227	72,341	11,886	16%
Net warehouse interest income	17,824	11,177	6,647	59%
Escrow earnings and other interest income	3,123	3,322	(199)	(6)%
Other	28,179	11,227	16,952	151%
Total revenues	$346,833	$248,174	$98,659	40%

Expenses
Personnel	$135,366	$100,507	$34,859	35%
Amortization and depreciation	73,788	57,374	16,414	29%
Provision for credit losses	576	1,595	(1,019)	(64)%
Interest expense on corporate debt	7,433	7,786	(353)	(5)%
Other operating expenses	28,176	23,577	4,599	20%
Total expenses	$245,339	$190,839	$54,500	29%
Income from operations before income taxes	101,494	57,335	44,159	77%
Income tax expense	39,179	22,164	17,015	77%
Net income before noncontrolling interests	$62,315	$35,171	$27,144	77%
Net income from noncontrolling interests	598	—	598	N/A
Walker & Dunlop net income	$61,717	$35,171	$26,546	75%

Overview

For the three months ended September 30, 2015, the increase in revenues was primarily attributable to increases in gains from mortgage banking activities, servicing fees, net warehouse interest income, and other revenues. The increase in gains from mortgage banking activities was principally due to a 21% increase in the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”) period over period. The increase in MSR income was largely attributable to an increase in the weighted average serving fee of new Fannie Mae loan origination volume. The increase in servicing fees was due to an increase in the average servicing portfolio. The increase in net warehouse interest income was principally the result of higher average balances of loans held for sale period over period. The increase in other revenues was largely attributable to increases in prepayment fees and investment sales revenues. The increase in expenses was primarily the result of increased commission costs due to increased loan origination volumes, increased salaries expense due to a rise in headcount, and increased stock compensation expense. Headcount increased due to acquisitions and hiring to support the growth of the Company. Additionally, amortization and depreciation expense increased as a result of a rise in net write-offs of MSRs due to prepayment and amortization expense related to our MSRs as the average MSR balance increased period over period.

For the nine months ended September 30, 2015, the increase in revenues was primarily attributable to increases in gains from mortgage banking activities, servicing fees, net warehouse interest income, and other revenues. The increase in gains from mortgage banking activities was largely due to the significant increase in loan origination volume period over period. The increase in loan origination volume was primarily the result of the growth in loan origination volume as more fully discussed above in the Overview of Business Environment section. The increase in servicing fees was due to an increase in the average servicing portfolio. The increase in net warehouse interest income was largely the result of higher average balances of loans held for sale and loans held for investment period over period. The increase in other revenues was primarily attributable to increases in prepayment fees and investment sales revenues. The increase in expenses was principally the result of higher personnel, amortization and depreciation, and other operating expenses. Personnel expense increased due to higher commission costs due to increased loan origination volumes, increased bonus expense due to our improved financial results year over year, higher salaries expense due to a rise in headcount, and larger stock compensation expense. Headcount increased due to acquisitions and hiring to support the growth of the Company. Amortization and depreciation expense increased as a result of a rise in net write-offs of MSRs due to prepayment and amortization expense related to our MSRs as the average MSR balance increased period over period. Other operating expenses increased due to increases in travel and entertainment expense and office expenses, both of which increased due to the aforementioned increase in headcount.

Revenues

Gains from Mortgage Banking Activities.  Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and MSR income. For the three months ended September 30, 2015, the increase was primarily attributable to an increase in MSR income as a percentage of GSE and HUD loan origination volume (“Agency MSR rate”), partially offset by a decrease in origination fees as a percentage of loan origination volume (“origination fee rate”) and an increase in adjustable-rate loan origination volume. Loan origination volume increased to $4.1 billion in 2015 from $3.1 billion in 2014, a 32% increase. The Agency MSR rate increased 11%, the origination fee rate decreased 20%, and adjustable-rate loan origination volume increased 147%. The increase in the Agency MSR rate was largely attributable to a substantial increase in the weighted average serving fee of new GSE loan origination volume. The decrease in the origination fee rate was principally related to a change in the mix of loan origination volume period to period as brokered loan origination volume as a percentage of total loan origination volume for the three months ended September 30, 2015 was greater than for the comparable period in 2014. We typically receive lower origination fees on brokered loans than GSE or HUD loans. The increase in adjustable-rate loan volume was due to a change in borrower demand for this product. The Agency MSR rate is smaller for adjustable-rate loans compared to fixed-rate loans since adjustable-rate loans have shorter expected lives.

For the nine months ended September 30, 2015, the increase was primarily the result of a significant increase in loan origination volume, partially offset by decreases in MSR income as a percentage of loan origination volume (“MSR rate”) and the origination fee rate and an increase in adjustable-rate loan origination volume. Loan origination volume increased to $11.9 billion in 2015 from $7.1 billion in 2014, a 68% increase. The MSR rate decreased 10%, the origination fee rate decreased 20%, and the adjustable-rate loan origination volume increased 328%. See the Overview of Business Environment section above for a detailed discussion of the factors driving the increase in loan origination volume. The decrease in the MSR rate was principally attributable to a change in the mix of originations, partially offset by a moderate increase in the weighted average serving fee of new GSE loan origination volume. For the nine months ended September 30, 2015, Fannie Mae and HUD loan origination volume as a percentage of total loan origination volume was 35% compared to 44% for the same period in 2014. Fannie Mae and HUD loan originations produce the largest MSR income of all our product types. The decrease in the origination fee rate was largely the result of the aforementioned increase in adjustable-rate loan origination volume. The increase in adjustable-rate loan volume was due to a change in borrower demand for this product.

Servicing Fees.  For both the three and nine months ended September 30, 2015, the increases were primarily attributable to increases in the servicing portfolio due to new loan originations. The average servicing portfolio during the three months ended September 30, 2015 was $47.7 billion compared to $40.5 billion during the three months ended September 30, 2014, while the average servicing portfolio during the nine months ended September 30, 2015 was $46.6 billion compared to $39.7 billion during the nine months ended September 30, 2014.

Net Warehouse Interest Income. For the three months ended September 30, 2015, the increase is primarily related to a $1.1 million increase in net warehouse interest income from loans held for sale. The increase in net warehouse interest income from loans held for sale was primarily attributable to a 50% increase in the average daily outstanding warehouse balance, partially offset by a 12% decrease in the net warehouse margin. The average loans held for sale balance increased from $0.7 billion during 2014 to $1.0 billion during 2015.

For the nine months ended September 30, 2015, the increase is the result of a $4.1 million increase in net warehouse interest income from loans held for sale and a $2.5 million increase in net warehouse interest income from loans held for investment. The increase in net warehouse interest income from loans held for sale was primarily attributable to a 134% increase in the average daily outstanding warehouse balance, partially offset by a 32% decrease in the net warehouse margin. The average loans held for sale balance increased from $0.5 billion during 2014 to $1.2 billion during 2015. The increase in net warehouse interest income from loans held for investment was substantially the result of an increase in the average balance of loans outstanding from $192.2 million during 2014 to $332.3 million during 2015.

Other.  For both the three and nine months ended September 30, 2015, the increases were primarily attributable to increases in prepayment fees and investment sales revenues. Prepayment fees increased $2.9 million and $7.4 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Investment sales revenues increased $5.0 million and $7.1 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as we began offering investment sales brokerage services during the second quarter of 2015.

Expenses

Personnel.  For the three months ended September 30, 2015, the increase was principally the result of higher commission costs due to higher loan origination volumes period over period, increased salaries expense due to an increase in average headcount as a result of two acquisitions completed since the third quarter of 2014, and an increase in stock compensation expense. The increase in stock compensation expense is the result of performance-based restricted stock awards that vest upon achievement of Company performance targets. Given the Company’s performance for the nine months ended September 30, 2015, we concluded that achievement of certain of the performance targets was probable and recognized stock compensation expense. There was no comparable expense recorded in the same period in the prior year as we concluded that the achievement of the performance targets was not probable at that time.

For the nine months ended September 30, 2015, the increase was principally the result of higher commission costs due to higher loan origination volumes period over period, increased bonus expense due to our improved financial results period over period, increased salaries expense due to an increase in average headcount as a result of two acquisitions completed since the third quarter of 2014, and an increase in stock compensation expense. The increase in stock compensation expense is the result of the aforementioned performance-based restricted stock awards, for which no comparable expense was recognized in the prior year.

Amortization and Depreciation.  For both the three and nine months ended September 30, 2015, the increases were primarily attributable to loan origination activity and the resulting growth in the capitalization of MSRs period over period. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment or default of the underlying loan prior to its scheduled maturity. During the three months ended September 30, 2015, write-offs of MSRs increased $2.9 million from the prior year to $5.1 million. During the nine months ended September 30, 2015, write-offs of MSRs increased $8.0 million from the prior year to $14.0 million.

Other Operating Expenses.  For both the three and nine months ended September 30, 2015, the increases were primarily attributable to increases in travel and entertainment expenses and office expenses. These expenses increased as a result of the aforementioned increases in average headcount.

Income Tax Expense.   The increases in income tax expense for both the three and nine months ended September 30, 2015 were primarily due to increases in income from operations.

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

Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$20,251	$15,113	$61,717	$35,171
Income tax expense	12,735	9,381	39,179	22,164
Interest expense	2,484	2,592	7,433	7,786
Amortization and depreciation	25,644	19,818	73,788	57,374
Provision for credit losses	94	1,487	576	1,595
Net write-offs	—	(2,111)	(808)	(4,737)
Stock compensation expense	3,635	2,239	10,897	6,514
Gains attributable to mortgage servicing rights (1)	(33,816)	(27,834)	(97,491)	(64,468)
Adjusted EBITDA	$31,027	$20,685	$95,291	$61,399

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

The following table presents a period-to-period comparison of our adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

ADJUSTED EBITDA

	For the three months ended
(dollars in thousands)	September 30,		Dollar	Percentage
	2015	2014	Change	Change
Origination fees	$36,994	$35,446	$1,548	4%
Servicing fees	29,328	25,036	4,292	17%
Net warehouse interest income	6,860	5,045	1,815	36%
Escrow earnings and other interest income	1,166	1,127	39	3%
Other	12,162	3,567	8,595	241%
Personnel	(45,693)	(39,680)	(6,013)	15%
Net write-offs	—	(2,111)	2,111	(100)%
Other operating expenses	(9,790)	(7,745)	(2,045)	26%
Adjusted EBITDA	$31,027	$20,685	$10,342	50%

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change
Origination fees	$115,989	$85,639	$30,350	35%
Servicing fees	84,227	72,341	11,886	16%
Net warehouse interest income	17,824	11,177	6,647	59%
Escrow earnings and other interest income	3,123	3,322	(199)	(6)%
Other	27,581	11,227	16,354	146%
Personnel	(124,469)	(93,993)	(30,476)	32%
Net write-offs	(808)	(4,737)	3,929	(83)%
Other operating expenses	(28,176)	(23,577)	(4,599)	20%
Adjusted EBITDA	$95,291	$61,399	$33,892	55%

 See the table above for the components of the change in adjusted EBITDA. The increases in origination fees were largely related to the significant increases in the volumes of loans originated, partially offset by decreases in the origination fee rate period over period. Servicing fees increased due to increases in the average servicing portfolio period over period as a result of new loan originations. Net warehouse interest income increased largely due to increases in the average outstanding balances of loans held for sale and loans held for investment period over period. Other revenues increased primarily due to increases in prepayment fees and investment sales revenues. The increase in personnel expense for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in commission costs due to higher loan origination volume and increased salaries expense from an increase in average headcount. The increase in personnel expense for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in commission costs due to higher loan origination volumes, increased bonus expense due to our improved financial results period over period, and increased salaries expense from an increase in average headcount. The decreases in net write offs were due to decreases in the volume of risk-sharing losses settled with Fannie Mae. During the three and nine months ended September 30, 2015, we settled losses with Fannie Mae related to one risk-sharing loan that had previously defaulted. During the three months ended September 30, 2014, we settled the losses related to three risk-sharing loans that had previously defaulted, while we settled eight risk-sharing loans for the nine months ended September 30, 2014. Other operating expenses increased primarily as a result of increases in travel and entertainment expense and office expenses due to increases in average headcount.

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

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property, plant and equipment. Our cash flows from investing activities also include funding and repayment of loans held for investment. We opportunistically invest cash for acquisitions.

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

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2015 and 2014.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	Nine Months Ended September 30,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Net cash provided by (used in) operating activities	$9,219	$(471,904)	$481,123	(102)%
Net cash provided by (used in) investing activities	(136,078)	(72,520)	(63,558)	88%
Net cash provided by (used in) financing activities	73,668	458,474	(384,806)	(84)%
Cash and cash equivalents at end of period	$60,163	$84,613	$(24,450)	(29)%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(29,890)	$(495,583)	$465,693	(94)%
Net cash provided by (used in) operating activities, excluding loan origination activity	$39,109	$23,679	$15,430	65%

Cash flows from investing activities
Acquisitions, net of cash acquired	$(12,767)	$—	$(12,767)	N/A
Originations of loans held for investment	(144,950)	(229,929)	84,979	(37)%
Principal collected on loans held for investment	22,920	158,356	(135,436)	(86)%
Net investment in loans held for investment	$(122,030)	$(71,573)	$(50,457)	70%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$28,976	$460,509	$(431,533)	(94)%
Borrowings of interim warehouse notes payable	110,829	168,369	(57,540)	(34)%
Repayments of interim warehouse notes payable	(17,190)	(111,130)	93,940	(85)%
Repayments of secured borrowings	—	(22,050)	22,050	(100)%
Repurchase of common stock	$(50,062)	$(37,532)	$(12,530)	33%

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations for the nine months ended September 30, 2015 is primarily attributable to the net use of $29.9 million for the funding of loan originations, net of sales of loans to third parties during 2015 compared to $495.6 million for the funding of loan originations, net of sales to third parties during 2014. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $39.1 million during 2015 compared to $23.7 million during 2014. The significant components of the change included a $27.1 million increase in net income before noncontrolling interests, a $16.4 million increase in amortization and depreciation, and a $7.8 million reduction in the investment in pledged securities, partially offset by a greater reduction to net income related to gains attributable to future servicing rights of $33.0 million and a $15.4 million increase in the investment in the CMBS Partnership.

The increase in cash used in investing activities is primarily attributable to the net investment of $122.0 million in loans held for investment during 2015 compared to $71.6 million during 2014. Of the $122.0 million net investment in loans held for investment during 2015, $93.6 million was funded using interim warehouse borrowings, with the other $28.4 million funded using corporate cash. Of the $71.6 million of the net investment in loans held for investment during 2014, $57.2 million was funded using interim warehouse borrowings, with the remaining $14.4 million funded using corporate cash. Additionally, we invested $12.8 million in asset acquisitions in 2015 with no comparable activity in 2014. The purchase price of $12.8 million consisted of $11.1 million of cash, less $0.2 million cash received, and $1.9 million in stock.

The substantial decrease in cash provided by financing activities was primarily attributable to the significant decrease in net warehouse borrowings period to period, an increase in cash used to repurchase and retire shares of our common stock, and a decrease in borrowings of interim warehouse notes payable, partially offset by a reduction in repayments of interim warehouse notes payable and repayments of secured borrowings. The decrease in borrowings of warehouse notes payable was largely attributable to a smaller decrease in loans held for sale from December 31, 2014 to September 30, 2015 compared to the period from December 31, 2013 to September 30, 2014. The increase in net borrowings of interim warehouse notes payable was principally due to a decrease in loan payoffs year over year. The repayment of secured borrowings was a unique activity in 2014 with no comparable activity in 2015.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of September 30, 2015. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2015, the net worth requirement was $106.9 million and our net worth was $429.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2015, we were required to maintain at least $20.5 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2015, we had operational liquidity of $71.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. As of September 30, 2015, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, none of which has been funded. We expect to fund these commitments over the next 18 to 36 months, beginning in the fourth quarter of 2015. We may make additional commitments to fund preferred equity investments in the future.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million and invested $28.7 million of cash in acquisitions. We may opportunistically repurchase additional stock if we believe market conditions support such activity, and we may execute additional acquisitions if the economics of such acquisitions are favorable.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of September 30, 2015, we held substantially all of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $68.4 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2015 collateral requirements as outlined above. As of September 30, 2015, reserve requirements for the September 30, 2015 DUS loan portfolio will require us to fund $44.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2015.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of September 30, 2015.

	September 30, 2015
(dollars in thousands)	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Agency warehouse facility #1	$685,000	$424,012	30-day LIBOR plus 1.50% or 1.75%
Agency warehouse facility #2	650,000	226,371	30-day LIBOR plus 1.50%
Agency warehouse facility #3	240,000	129,493	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	450,000	304,174	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$2,025,000	$1,084,050

Interim warehouse facility #1	$85,000	$56,250	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	153,033	30-day LIBOR plus 2.00%
Interim warehouse facility #3	50,000	45,527	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$335,000	$254,810
Total warehouse facilities	$2,360,000	$1,338,860

Agency Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs, we have four warehouse credit facilities that we use to fund substantially all of our loan originations. As of September 30, 2015, we had three committed warehouse lines of credit in the aggregate amount of $1.5 billion with certain national banks and a $0.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”).  Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $685.0 million committed warehouse line. $425.0 million of the committed amount is scheduled to mature on October 31, 2016. The remaining $260.0 million is scheduled to mature as described below. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 150 basis points. During the third quarter of 2015, we executed a temporary commitment increase agreement to the warehousing credit and security agreement. The agreement provides a temporary $260.0 million increase in the maximum borrowing capacity to allow us to fund a specific portfolio of loans. The temporary increase may be used only to fund the specific portfolio of loans and matures on February 16, 2016, at which time the maximum borrowing capacity returns to $425.0 million. Additionally, the borrowings under the temporary increase bear interest at LIBOR plus 175 basis points. All borrowings under the original warehousing and credit security agreement continue to bear interest at LIBOR plus 150 basis points. During the fourth quarter of 2015, the Company executed the tenth amendment to the credit and security agreement that extended the maturity date to October 31, 2016. No other material modifications have been made to the agreement during 2015.

Agency Warehouse Facility #2:

We have a $650.0 million committed warehouse agreement with a syndicate of national banks. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at LIBOR plus 140 basis points. During the second quarter of 2015, we executed the fourth amendment to the amended and restated credit and security agreement that extended the maturity date to June 22, 2016. During the fourth quarter of 2015, we executed the fifth amendment to the credit and security agreement that reduced the interest rate to LIBOR plus 1.40%.  Additionally, the fifth amendment changed the warehousing advance due date to February 15, 2016 for warehousing advances made in connection with Freddie Mac loan originations closed prior to the end of 2015. No other material modifications have been made to the agreement during 2015.

Agency Warehouse Facility #3:

We have a $240.0 million committed warehouse credit and security agreement with a national bank. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 1.40%. During the second quarter of 2015, we executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $240.0 million and extended the maturity date to April 30, 2016. During the fourth quarter of 2015, we executed the third amendment to the warehousing credit and security agreement that provides a temporary $250.0 million increase in the maximum borrowing capacity that matures on February 29, 2016, at which time the maximum borrowing capacity returns to $240.0 million. Additionally, the third amendment provides for extended warehouse advance periods on all loan types financed under the credit and security agreement as long as the advance will be repaid prior to the expiration of the temporary increase. No other material modifications have been made to the agreement during 2015.

Uncommitted Agency Warehouse Facility:

We have a $450.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at LIBOR plus 115 basis points, with a minimum LIBOR rate of 35 basis points. There is no expiration date for this facility. During the second quarter of 2015, Fannie Mae increased our maximum borrowing capacity from $400.0 million to $450.0 million.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.3 billion as of September 30, 2015 (“Interim Warehouse Facilities”).  Consistent with industry practice, one of these facilities is a revolving commitment we expect to renew annually and two are revolving commitments we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $85.0 million committed warehouse line agreement. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2015, we executed the fifth amendment to the credit and security agreement. The amendment extended the maturity date to April 30, 2016, increased the maximum borrowing capacity to $85.0 million, and reduced the interest rate applicable under the facility to LIBOR plus 190 basis points. No other material modifications have been made to the agreement during 2015.

Interim Warehouse Facility #2:

We have a $200.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2015.  The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings originally bear interest at LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2015, we executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $200.0 million. No other material modifications have been made to the agreement during 2015.

Interim Warehouse Facility #3:

We have a $50.0 million repurchase agreement with a national bank that is scheduled to mature on May 19, 2016. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The borrowings under the agreement bear interest at a rate of LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the fourth quarter of 2015, we executed the first amendment to the repurchase agreement that increased the maximum borrowing capacity to $75.0 million. No other material modifications have been made to the agreement during 2015.

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of September 30, 2015, we were in compliance with all of our warehouse line covenants.

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

We are obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to $0.4 million on the last business day of each of March, June, September, and December commencing on March 31, 2014. The Term Loan also requires other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. In April of 2015, we made a mandatory prepayment of $3.6 million. In connection with the mandatory prepayment, our quarterly principal installments were reduced to $0.3 million, beginning with the June 30, 2015 principal payment. The final principal installment of the Term Loan is required to be paid in full on December 20, 2020 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The calculated Consolidated Corporate Leverage Ratio dropped to below 2.50 in 2014. Consequently, the applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of September 30, 2015.

Our obligations under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent.

As of September 30, 2015, the outstanding principal balance of the note payable was $168.7 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of September 30, 2015, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended		As of and for the nine months ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$16,299,292	$13,891,089	$16,299,292	$13,891,089
Fannie Mae Modified Risk	4,952,776	4,628,516	4,952,776	4,628,516
Freddie Mac Modified Risk	53,514	53,645	53,514	53,645
GNMA - HUD Full Risk	4,621	4,763	4,621	4,763
Total risk-sharing servicing portfolio	$21,310,203	$18,578,013	$21,310,203	$18,578,013

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$916,842	$1,465,400	$916,842	$1,465,400
Freddie Mac No Risk	16,106,208	11,587,255	16,106,208	11,587,255
GNMA - HUD No Risk	5,619,519	5,104,473	5,619,519	5,104,473
Brokered	3,158,109	4,218,389	3,158,109	4,218,389
CMBS	336,332	58,473	336,332	58,473
Total non risk-sharing servicing portfolio	$26,137,010	$22,433,990	$26,137,010	$22,433,990

Total loans serviced for others	$47,447,213	$41,012,003	$47,447,213	$41,012,003

Interim loans (full risk) servicing portfolio	347,348	207,193	347,348	207,193

Total servicing portfolio unpaid principal balance	$47,794,561	$41,219,196	$47,794,561	$41,219,196

At risk servicing portfolio (1)	$18,780,017	$16,121,551	$18,780,017	$16,121,551
Maximum exposure to at risk portfolio (2)	3,890,344	3,836,263	3,890,344	3,836,263
60+ Day delinquencies, within at risk portfolio	—	—	—	—
At risk loan balances associated with allowance for risk-sharing obligations	$16,884	$30,843	$16,884	$30,843

Allowance for risk-sharing obligations:
Beginning balance	$3,304	$4,806	$3,904	$7,363
Provision for risk-sharing obligations	—	1,176	208	1,245
Net write-offs	—	(2,111)	(808)	(4,737)
Ending balance	$3,304	$3,871	$3,304	$3,871

60+ Day delinquencies as a percentage of the at risk portfolio	0.00%	0.00%	0.00%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02%	0.02%	0.02%	0.02%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.01%	0.00%	0.03%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	19.57%	12.55%	19.57%	12.55%
Allowance for risk-sharing as a percentage of maximum exposure	0.08%	0.10%	0.08%	0.10%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.80%	0.72%	0.80%	0.72%

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

For example, a $15 million loan with 50% risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk sharing. Accordingly, if the $15 million loan with 50% risk-sharing was to default, we would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, substantially all of the risk-sharing obligations that we have settled have been from full risk-sharing loans.

(2)

Represents the maximum loss we would incur under our risk-sharing obligations if all of the loans we service, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The maximum exposure is not representative of the actual loss we would incur.

Fannie Mae DUS risk-sharing obligations are based on a tiered formula and represent substantially all of our risk-sharing activities. The risk-sharing tiers and amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb at the time of default is 20% of the origination unpaid principal balance (“UPB”) of the loan.

Risk-Sharing Tier	Percentage Absorbed by Us
First 5% of UPB at the time of loss settlement	100%
Next 20% of UPB at the time of loss settlement	25%
Losses above 25% of UPB at the time of loss settlement	10%
Maximum loss	20% of origination UPB

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

As of September 30, 2015 and 2014, none of our at risk balances was more than 60 days delinquent. For the nine months ended September 30, 2015, the provision for risk-sharing obligations was $0.2 million, or less than one basis point of the at risk balance, compared to $1.2 million, or less than one basis point of the at risk balance, for the nine months ended September 30, 2014.

As of September 30, 2015 and 2014, our allowance for risk-sharing obligations was $3.3 million and $3.9 million, respectively, or 2 basis points and 2 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of September 30, 2015, we had advanced $0.1 million of principal and interest payments on the loans associated with our $3.3 million allowance. Accordingly, if the $3.3 million in estimated losses is ultimately realized, we would be required to fund an additional $3.2 million. As of September 30, 2014, we had advanced $0.4 million of principal and interest payments on the loans associated with our $3.9 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

New/Recent Accounting Pronouncements

In the third quarter of 2015, Accounting Standard Update 2015‑14 (“ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued. ASU 2015‑14 deferred the effective date of Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, by one year. The new effective date applicable to us for ASU 2014-09 is January 1, 2018. As previously disclosed, it appears that substantially all of our contracts with customers do not fall within the scope of the guidance; however, we are in the process of selecting a transition method and determining whether ASU 2014-09 will have a material impact on our reported financial results.

In the third quarter of 2015, Accounting Standards Update 2015-16 (“ASU 2015-16”), Simplifying the Accounting for Measurement-Period Adjustments, was issued. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for us January 1, 2016. We do not believe ASU 2015-16 will have a material impact on our reported financial results.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are not currently exposed to interest rate risk during the loan commitment, closing, and delivery processes. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is typically effectuated within 60 days of closing. The coupon rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2015 and 2014 was 19 basis points and 15 basis points, respectively. A 100 basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $11.8 million based on our escrow balance as of September 30, 2015 compared to $10.0 million based on our escrow balance as of September 30, 2014. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $2.3 million based on the escrow balance as of September 30, 2015 compared to $1.5 million based on our escrow balance as of September 30, 2014.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100 basis point increase in 30-day LIBOR would decrease our annual net warehouse interest income by approximately $6.7 million based on our outstanding warehouse balance as of September 30, 2015 compared to $3.9 million based on our outstanding warehouse balance as of September 30, 2014. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $1.3 million based on our outstanding warehouse balance as of September 30, 2015 compared to $0.6 million as of September 30, 2014.

All of our corporate debt is based on 30-day LIBOR. A 100 basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $0.3 million based on our outstanding corporate debt as of September 30, 2015 and 2014. A decrease in 30-day LIBOR to zero would not have an impact on our 2015 or 2014 annual earnings as our corporate debt outstanding as of September 30, 2015 had a LIBOR floor of 100 basis points.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $16.7 million as of September 30, 2015, compared to $13.9 million as of September 30, 2014. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of September 30, 2015, 86% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 84% as of September 30, 2014; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 19, 2011, the Circuit Court for Montgomery County, Maryland issued an order granting the defendants’ motion to dismiss the case, without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court for Montgomery County, Maryland rejected the defendants’ motion to dismiss the amended complaint. Capital Funding filed a Second Amended Complaint that did not alter the claims at issue but revised their alleged damages. Defendants moved for summary judgment on all claims, including two counts of breach of contract, two counts of promissory estoppel, two counts of unjust enrichment, and two counts of unfair competition. On April 30, 2013, the Court granted the motion to dismiss as to the promissory estoppel counts and one count of unjust enrichment. The Court denied the motion as to all remaining claims.

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s claims were dismissed. The jury awarded Capital Funding (i) a $1.8 million judgment against all defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse, Column’s parent, on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment against Credit Suisse. The defendants filed a post judgment motion to reduce or set aside the judgment.

On January 31, 2014 the Court vacated the $10.4 million unjust enrichment judgment and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Court seeking a new trial. On March 13, 2014, the Court denied Capital Funding’s motion for a new trial. Capital Funding filed an appeal with Maryland’s Court of Special Appeals, which was heard on December 10, 2014. We are awaiting a ruling on the appeal. As a result of an indemnification arrangement with Column, our loss exposure is limited to $3.0 million, and we believe that the indemnification would fully cover the $1.8 million judgment.

CA Funds Group Litigation—In March 2012, our wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding our investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by us. However, we independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of $25.0 million or more with maturities of up to three years to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in Illinois State Court, which was then transferred to the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. We filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied our motion to dismiss the complaint. Discovery has concluded. Both the Company and CAFG filed motions for summary judgment in June 2015. We expect briefing to be completed and a ruling to be issued on the motions in the first quarter of 2016. We intend to vigorously defend the matter.

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

We have committed to make preferred equity investments that involve a greater risk of loss than our traditional real estate lending activities.

We have committed to make preferred equity investments in entities owning real estate. Such investments are subordinate to debt financing and are not secured by real estate. If the issuer of the preferred equity defaults on our investment, in most instances we would only be able to proceed against the entity that issued the equity in accordance with the terms of the investment, and not any property owned by the entity. As a result, we may not recover some or all of our invested capital, which could result in losses to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2015, we repurchased and retired 16 thousand shares of restricted stock at market prices, upon grantee vesting. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2015:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate
	Total Number	Average	Part of Publicly	Dollar Value)
	of Shares	Paid per	Announced Plans	of Shares that May
Period	Purchased	per Share	or Programs	Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	152	$26.94	—	N/A
August 1-31, 2015	—	—	—	N/A
September 1-30, 2015	16,267	$23.20	—	N/A
Total	16,419	$23.23

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Temporary Commitment Increase Agreement, dated as of August 27, 2015, by and between Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1of the Company’s Current Report on Form 8-K filed on September 1, 2015).

31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	XBRL Instance Document
101.2	*	XBRL Taxonomy Extension Schema Document
101.3	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	XBRL Taxonomy Extension Label Linkbase Document
101.6	*	XBRL Taxonomy Extension Presentation Linkbase Document

†:  Denotes a management contract or compensation plan, contract, or arrangement.

*:  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2015	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2		Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Temporary Commitment Increase Agreement, dated as of August 27, 2015, by and between Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 1, 2015).

31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	XBRL Instance Document
101.2	*	XBRL Taxonomy Extension Schema Document
101.3	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	XBRL Taxonomy Extension Label Linkbase Document
101.6	*	XBRL Taxonomy Extension Presentation Linkbase Document

†:  Denotes a management contract or compensation plan, contract, or arrangement.

*:  Filed herewith.