Form 10-K
period 2015-12-31
Walker & Dunlop, Inc.
filed 2016-02-26
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $717.9 million as of the end of the Registrant’s second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2015). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of January 31, 2016, there were 30,916,667 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 29, 2016 are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•

the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”) and their impact on our business;

•	changes to the interest rate environment and its impact on our business;
•	our growth strategy;
•	our projected financial condition, liquidity and results of operations;
•	our ability to obtain and maintain warehouse and other loan funding arrangements;
•	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
•	degree and nature of our competition;
•	the outcome of pending litigation;
•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
•	our ability to comply with the laws, rules, and regulations applicable to us;
•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets, or the general economy;
•	general volatility of the capital markets and the market price of our common stock;
•

the future funding level of the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”), including whether such funding level will be sufficient to support future firm commitment requests, and its impact on our business; and

•	our commitment to make preferred equity investments as part of our overall growth strategy.

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

Item 1. Business

General

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We have been in business for more than 78 years; a Fannie Mae DUS lender since 1988, when the DUS program began; a HUD lender since acquiring a HUD license in 2009; and a Freddie Mac Program Plus® lender since 2009. We originate, sell, and service a range of multifamily and other commercial real estate finance products and broker sales of multifamily properties. Our clients are owners and developers of commercial real estate across the country. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD. We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender nationally, a Freddie Mac Program Plus lender in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for a number of life insurance companies, commercial banks, commercial mortgage backed securities (“CMBS”) issuers, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also originate and hold interim loans on our balance sheet and offer a proprietary CMBS platform. We offer investment sales brokerage services, with a primary focus in the southeastern United States.

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

Our Product and Service Offerings

We originate, sell, and service a range of multifamily and other commercial real estate financing products, including Multifamily Finance, FHA Finance, Capital Markets, and Proprietary Capital. Our clients are developers and owners of real estate across the United States. We focus primarily on multifamily properties and offer a range of commercial real estate finance products to our customers, including first mortgage loans, second trust loans, supplemental financings, construction loans, mezzanine loans, and bridge/interim loans. We originate and sell loans under the programs of the GSEs and HUD.  We also originate loans for our own balance sheet and loans that we intend to contribute to securitizations led by large institutional investors. We retain servicing rights and asset management responsibilities on substantially all loans made under the GSE and HUD programs and some of the loans that we place with institutional investors. Our long-established relationships with Fannie Mae, Freddie Mac, HUD, and institutional investors enable us to offer this broad range of loan products and services. We provide investment sales brokerage services to owners and developers of multifamily properties. Each of our product offerings is designed to maximize our ability to meet client needs, source capital, and grow our commercial real estate finance business.

The sale of each loan through the GSE and HUD programs is negotiated prior to rate locking the loan with the borrower. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the loan amount at origination. In addition to our risk-sharing obligations, we may be obligated to repurchase loans that are originated for the GSE and HUD programs if certain representations and warranties that we provide in connection with such originations are breached. We have never been required to repurchase a loan. We have established a strong credit culture over decades of originating loans and are committed to disciplined risk management from the initial underwriting stage through loan payoff.

Multifamily Finance

We are one of 25 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing, affordable, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations.” Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. We also are contracted by Fannie Mae to service all loans that we originate under the Fannie Mae DUS program.

We are one of 23 lenders approved as a Freddie Mac Program Plus lender under which we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable, and seniors housing loans that satisfy Freddie Mac's underwriting and other eligibility requirements. Under the program, we submit our completed loan underwriting package to Freddie Mac and obtain Freddie Mac's commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We very rarely have any risk-sharing arrangements on loans we sell to Freddie Mac under Program Plus. We also are contracted by Freddie Mac to service all loans that we originate under its program.

On September 4, 2012, we closed the acquisition of CWCapital LLC (“CWCapital”), a wholly owned subsidiary of CW Financial Services LLC (“CW FS”), which was an affiliate of Fortress Investment Group LLC (“Fortress”), at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and approximately 11.6 million shares of our common stock with a fair value of $151.1 million issued in a private placement to CW FS (the “CW Acquisition”). Upon closing of the CW Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. Additionally, Fortress became our largest shareholder. The CW Acquisition increased our servicing portfolio by $14.5 billion and significantly increased our origination capacity and national presence, particularly for our multifamily and FHA finance products.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers in acquiring and repositioning properties. The terms of such investments are negotiated with each investment. As of December 31, 2015, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, none of which has yet been funded. We expect to fund these commitments over the next 18 to 36 months, beginning in the first quarter of 2016.

FHA Finance

As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing, and healthcare facilities. We submit our completed loan underwriting package to HUD and obtain HUD's approval to originate the loan.

HUD-insured loans are typically placed in single loan pools which back Ginnie Mae securities. Ginnie Mae is a United States government corporation in the United States Department of Housing and Urban Development. Ginnie Mae securities are backed by the full faith and credit of the United States, and we very rarely bear any risk of loss on Ginnie Mae securities. In the event of a default on a HUD-insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan, and Ginnie Mae will reimburse the remaining losses. We are obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the Ginnie Mae security is fully paid.

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

On September 25, 2014, we executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital Group, Inc. (“Johnson Capital”). The acquisition of Johnson Capital closed on November 1, 2014 (“JC Acquisition”). The consideration transferred totaled $23.5 million and consisted of $17.6 million in cash and $5.9 million of our common stock issued in a private placement. The JC Acquisition expanded our network of loan originators, provided further diversification to our origination platform, and increased our HUD servicing portfolio.

Proprietary Capital

We conduct our Proprietary Capital business using our own balance sheet. During 2015 and 2014, we also operated the CMBS Partnership (discussed in detail below) through a partnership agreement with an institutional investor. We made investments side by side with our partnership investor and served as the manager of the partnership. In our capacity as manager, we leveraged the invested capital to originate, hold, and service commercial real estate debt. The Proprietary Capital products we currently offer using our own balance sheet include:

Interim Loans

We offer interim loans that provide floating-rate, interest-only debt for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We finance and underwrite all loans originated through the Interim Program. During the time the loans are outstanding, we assume the full risk of loss on the loans.  In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on our balance sheet during such time that they are outstanding. We have not experienced any delinquencies or charged off any loans originated under the Interim Program. We held 13 loans originated under the Interim Program with an aggregate $233.4 million balance as of December 31, 2015.

CMBS

In addition to our CMBS product offering through our Capital Markets platform, we offer CMBS executions through our own proprietary CMBS platform. At December 31, 2015, we owned a 40% interest in a partnership with an affiliate of Fortress Investment Group (the “CMBS Partnership”). The CMBS Partnership began offering financing through a CMBS platform for all commercial property types throughout the United States (the “CMBS Program”) during 2014. The property types include multifamily, hospitality, retail, office, industrial, and other commercial real estate. The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings led by large institutional investors within 120 days of origination. The loans in the CMBS Partnership are selected, funded, and underwritten by the CMBS Partnership. We perform the servicing for loans originated through the CMBS Program and receive a fee for such servicing. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. Additionally, the CMBS Partnership may be obligated to repurchase loans it sold into a securitization if certain representations and warranties it provides in connection with such loans are breached. Neither we nor the CMBS Partnership has ever been required to repurchase a loan.

During the second quarter of 2015, we increased our ownership interest in the CMBS Partnership from 20% to 40%. During 2015 and 2014, we accounted for our ownership interest under the equity method of accounting. Effective January 1, 2016, the Company increased its ownership interest in the CMBS Partnership to 100% (the “CMBS Partnership Transaction”), making the CMBS Partnership a wholly owned subsidiary of the Company. Consequently, the Company began to consolidate the CMBS Partnership’s balances beginning with the first quarter of 2016. Prior to the CMBS Partnership Transaction, we did not hold the loans and bore none of the direct losses that may have resulted from a borrower default after the loan was sold to a CMBS conduit.

Investment Sales Brokerage Services

During the second quarter of 2015, in connection with an acquisition more fully described below, we began offering investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. We seek to maximize proceeds and certainty of closure for our clients through our knowledge of the commercial real estate and capital markets and our experienced transaction professionals. Our services are offered primarily in the eastern United States, with a particular focus in the Southeast. We added an investment sales brokerage team based in the Mid-Atlantic during the fourth quarter of 2015. We will seek to add other investment sales brokerage talent with the goal of expanding these brokerage services nationally.

On April 21, 2015, we completed our purchase of 75% of certain assets and the assumption of certain liabilities of Engler Financial Group, LLC (“EFG”) for an agreed-upon price of $13.0 million payable in $11.1 million cash and $1.9 million of our common stock issued in a private placement (the “EFG Acquisition”). The net assets purchased from EFG were contributed to a newly formed subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”), through which we conduct our investment sales operations. Prior to the acquisition, EFG was an investment advisory and investment sales brokerage firm serving the multifamily market. Its primary activity was brokering investment sales of multifamily properties with a focus in the southeastern United States. The acquisition allowed us to enter the multifamily investment sales market.

We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Consolidated Balance Sheets and Net income from noncontrolling interests in the Consolidated Statements of Income.

Direct Loan Originators and Correspondent Network

We originate loans directly through loan originators operating out of 25 offices nationwide. At December 31, 2015, we employed 104 loan originators and investment sales brokers. These individuals have deep knowledge of the commercial real estate lending business and bring with them extensive relationships with some of the largest property owners in the country. They have a thorough understanding of the financial needs and objectives of borrowers, the geographic markets in which they operate, market conditions specific to different types of commercial properties and how to structure a loan product to meet their borrowers’ needs. These loan originators collect and analyze financial and property information, assist the borrower in submitting information required to complete a loan application and, ultimately, help the borrower close the loan. Our loan originators are paid a salary and commissions based on the fees associated with the loans that they originate.

In addition to our group of loan originators, at December 31, 2015, we had correspondent agreements with 22 independently owned mortgage banking companies across the country with which we have relationships for GSE and HUD loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s) and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan.

Underwriting and Risk Management

We use several tools to manage our Fannie Mae risk-sharing exposure. These tools include an underwriting and approval process, evaluating, and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our geographic, borrower and key principal exposures, and using modified risk-sharing under the Fannie Mae DUS program. Similar tools are used to manage our exposure to credit loss on loans originated under the Interim Program and through the CMBS Program.

Our underwriting process begins with a review of suitability for our investors and a detailed review of the borrower, key principal(s), and the property. We review a borrower's financial statements for minimum net worth and liquidity requirements, as well as credit and criminal background checks. We also review a borrower's and key principal(s)’s operating track record, including evaluating the performance of other properties owned by the applicable borrower and key principal(s). We also consider the borrower's and key principal(s)’s bankruptcy and foreclosure history. We believe that lending to a borrower and key principal(s) with a proven track record as an operator mitigates our credit risk.

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

Life insurance companies and CMBS conduits (including the CMBS Program), whose loans we may service, may perform some or all of the activities identified in the list above. We outsource some of our servicing activities to a subservicer.

For most loans we service under the Fannie Mae DUS program, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts for four months. We are reimbursed by Fannie Mae for these advances, which may be used to offset any losses incurred under our risk-sharing obligations once the loan is settled.

Under the HUD program, we are obligated to advance tax and insurance escrow amounts and principal and interest payments on the Ginnie Mae securities until the Ginnie Mae security is fully paid. In the event of a default on a HUD-insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse substantially all of the remaining losses.

Walker & Dunlop, LLC is assigned a contract with Ginnie Mae, which Walker & Dunlop, LLC acts as a master sub-servicer of pools of loans transferred to it by Ginnie Mae for a fixed per-pool fee. As a master sub-servicer, Walker & Dunlop, LLC performs the complete range of services expected of a Ginnie Mae issuer, including default services; the servicing of current, delinquent, and defaulted loans; foreclosure services; preparation and submission of claims for FHA insurance benefits and reports to Ginnie Mae; construction loan certificates conversion services; and management oversight of projects during the term of the contract. The initial term of the contract was December 16, 2011 to December 15, 2012. The contract provides Ginnie Mae the option to extend the contract for successive one-year terms beginning on December 16 in 2012, 2013, 2014, and 2015.  Ginnie Mae exercised the option to extend the contract for the 2012-2013, 2013-2014, 2014-2015, and 2015-2016 terms. Ginnie Mae has not transferred any loans to Walker & Dunlop, LLC under the contract, and we do not know if and when it might do so.

Our Growth Strategy

We believe we are positioned to continue growing and diversifying our business by taking advantage of opportunities in the real estate finance market.

We seek to profitably grow and diversify our business by focusing on the following areas:

•

Remain a Top Five Lender in Fannie Mae and Freddie Mac Executions.  We intend to further grow our GSE and HUD originations with the goal of maintaining our status as a top five lender of GSE products and becoming a top five lender of HUD products. For 2015, we ranked as the second largest Fannie Mae DUS lender, and we ranked as the fourth largest Freddie Mac Program Plus seller. Additionally, we are a top loan originator for HUD. At December 31, 2015, our origination platform had approximately 45 loan originators focused on selling GSE and HUD products, supplemented by 22 independently owned mortgage banking companies with whom we have correspondent relationships. We believe that we will have significant opportunities to continue broadening our GSE and HUD origination networks in order to maintain or grow our current market position. This expansion may include organic growth, recruitment of talented origination professionals, and potentially acquisitions of competitors with strong origination capabilities.

•

Continue to Expand our Capital Markets Business. At December 31, 2015, we had 49 loan originators in 16 offices focused on capital markets transactions across the United States. We added 30 new loan originators to our Capital Markets team in November of 2014 with the acquisition of Johnson Capital, and we intend to continue to grow our Capital Markets team to strengthen our market position and borrower relationships to meet the expected increase in demand for commercial real estate debt origination and refinance activity in the coming years. We intend to continue to grow our national presence, to include additional offices focused on capital markets products and originations. Continued growth of our Capital Markets group will provide greater exposure to the overall commercial real estate market, expose us to new correspondent relationships, and provide us with institutional access to deal flow supporting our Proprietary Capital solutions.

•

Continue to Develop Proprietary Sources of Capital and Expand Our Product Offerings.  Since our initial public offering, we have expanded our product offerings to include bridge financing for transitional properties, a proprietary CMBS platform, and multifamily investment sales. We anticipate offering additional commercial real estate loan products and services to our clients as their financial needs evolve. We believe that we have the structuring, underwriting, servicing, credit, and asset management expertise to offer additional commercial real estate loan products; and we believe that cash on hand, together with third-party financing sources, will allow us to meet client demand for additional products that are within our areas of expertise, including multifamily and other lending for our balance sheet or for our partnerships.

Competition

We are one of 25 approved lenders that participate in Fannie Mae’s DUS program and one of 23 lenders approved as a Freddie Mac Program Plus lender. We face significant competition across our business, including, but not limited to, commercial banks, commercial real estate service providers, CMBS conduits, and insurance companies, some of which are also investors in loans we originate. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, and access to lower-cost capital. Commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending relationships with the bank.

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

Requirements of the GSEs and HUD (Collectively the “Agencies”)

To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria from time to time established by the Agencies, such as minimum net worth, operational liquidity and collateral requirements, and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the Agencies. If we fail to comply with the requirements of any of these programs, the Agencies may terminate or withdraw our approval. In addition, the Agencies have the authority under their guidelines to terminate a lender's authority to sell loans to it and service their loans. The loss of one or more of these approvals would have a material adverse impact on us and could result in further disqualification with other counterparties, and we may be required to obtain additional state lender or mortgage banker licensing to originate loans if that status is revoked.

Employees

At December 31, 2015, we employed 504 full-time employees. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees is represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Director Responsibilities and Qualifications), Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officer and Senior Financial Officers, Board of Directors' Committee Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees, Code of Ethics for Principal Executive Officer and Senior Financial Officers, and the method by which interested parties may contact our Ethics Hotline.

In the event of any changes to these charters, codes or guidelines, changed copies will also be made available on our website. If we waive or amend any provision of our code of ethics, we will promptly disclose such waiver or amendment as required by SEC or New York Stock Exchange (“NYSE”) rules. We intend to promptly post any waiver or amendment of our Code of Ethics for Principal Executive Officer and Senior Financial Officers to our website.

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

Currently, we originate a significant percentage of our loans for sale through GSE or HUD programs. We are approved as a Fannie Mae DUS lender nationwide, a Freddie Mac Program Plus lender in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable GSE or HUD at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which would materially and adversely affect us. It could also result in a loss of similar approvals from the GSEs or HUD.

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

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government or the existence of Fannie Mae and Freddie Mac, could materially and adversely affect our business.

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

Conservatorships of the GSEs

In September 2008, the GSEs’ regulator, the Federal Housing Finance Agency, (the “FHFA”) placed each GSE into conservatorship. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets and whether or in what form they may exist following conservatorship.

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

Regulatory Reform

In addition to the Administration’s actions described above, the FHFA has taken a number of steps during conservatorship to restrict the GSEs’ multifamily business activities.  Specifically and most significantly, since 2013, the FHFA has limited the amount of new multifamily loans that may be purchased annually by the GSEs.  In December 2015, the FHFA capped each GSE’s 2016 multifamily loan purchases at $31.0 billion, with exceptions for loans in “affordable” and underserved market segments.

Legislative Reform

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

We expect Congress will continue to consider housing finance reform in the future, including conducting hearings and considering legislation that would alter the housing finance system, including the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. As a result, there continues to be significant uncertainty regarding the future of the GSEs.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan. We have modified our risk-sharing obligations on some Fannie Mae DUS loans to reduce our potential loss exposure on those loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2015, we had pledged securities of $70.9 million as collateral against future losses under $19.5 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our "at risk balance." Fannie Mae collateral requirements may change in the future. As of December 31, 2015, our allowance for risk-sharing as a percentage of the at risk balance was 0.03%, or $5.6 million, and reflects our current estimate of our future payouts under our risk-sharing obligations. Additionally, we have a guaranty obligation of $27.6 million as of December 31, 2015. The guaranty obligation and the allowance for risk-sharing obligations as a percentage of the at risk balance was 0.8% as of December 31, 2015. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2015, our 60+ days delinquency rate was 0.0% of the at risk portfolio. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

If we fail to act proactively with delinquent borrowers in an effort to avoid a default, the number of delinquent loans could increase, which could have a material adverse effect on us.

As a loan servicer, we maintain the primary contact with the borrower throughout the life of the loan and are responsible, pursuant to our servicing agreements with the GSEs, HUD and institutional investors, for asset management. We are also responsible, together with the applicable GSE, HUD, or institutional investor, for taking actions to mitigate losses. Our asset management process may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can recommend a loss mitigation strategy for the GSEs and HUD, decisions regarding loss mitigation are within the control of the GSEs and HUD. Previous turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans become delinquent, we incur additional expenses in servicing and asset managing the loan and are typically required to advance principal and interest payments and tax and insurance escrow amounts. We also could be subject to a loss of our contractual servicing fee and we could suffer losses of up to 20% (or more for loans that do not meet specific underwriting criteria or default within 12 months) of the unpaid principal balance of a Fannie Mae DUS loan with full risk-sharing. These items could have a negative impact on our cash flows and a negative effect on the net carrying value of the mortgage servicing right (MSR) on our balance sheet and could result in a charge to our earnings. As a result of the foregoing, a rise in delinquencies could have a material adverse effect on us.

A reduction in the prices paid for our loans and services or an increase in loan or security interest rates required by investors could materially and adversely affect our results of operations and liquidity.

Our results of operations and liquidity could be materially and adversely affected if the GSEs, HUD or institutional investors lower the price they are willing to pay to us for our loans or services or adversely change the material terms of their loan purchases or service arrangements with us. A number of factors determine the price we receive for our loans. With respect to Fannie Mae related originations, our loans are generally sold as Fannie Mae-insured securities to third-party investors. With respect to HUD related originations, our loans are generally sold as Ginnie Mae securities to third-

party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

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

Servicing fees for loans placed with institutional investors are negotiated with each institutional investor pursuant to agreements that we have with them. These fees for new loans vary over time and may be materially and adversely affected by a number of factors, including competitors that may be willing to provide similar services at lower rates.

A significant portion of our revenue is derived from loan servicing fees, and declines in or terminations of servicing engagements or breaches of servicing agreements, including as a result of non-performance by third parties that we engage for back-office loan servicing functions, could have a material adverse effect on us.

We expect that loan servicing fees will continue to constitute a significant portion of our revenues for the foreseeable future. Nearly all of these fees are derived from loans that we originate and sell through GSE and HUD programs or place with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise as a result of servicing errors, such as a failure to maintain insurance, pay taxes or provide notices. In addition, we have contracted with a third party to perform certain routine back-office aspects of loan servicing. If we or this third party fails to perform, or we breach or the third-party causes us to breach our servicing obligations to the GSEs, HUD, or institutional investors, our servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially and adversely affect us.

If one or more of our warehouse facilities, on which we are highly dependent, are terminated, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.

We require a significant amount of short-term funding capacity for loans we originate. As of December 31, 2015, we had $3.7 billion of committed loan funding available through five commercial banks and $450.0 million of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Consistent with industry practice, five of our existing warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate.  There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and restrict our ability to make additional borrowings. These facilities also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. There can be no assurance that we will maintain compliance with all financial and other covenants included in our warehouse facilities in the future.

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by us in connection with the sale of the loan through a GSE or HUD program, any of which could have a material adverse effect on us.

We bear the risk that a borrower will choose not to close on a loan that has been pre-sold to an investor or that the investor will choose not to take delivery of the loan, including because a catastrophic change in the condition of a property occurs after we fund the loan and prior to the investor purchase date. We also have the risk of serious errors in loan documentation which prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse line used to finance the loan. We can provide no assurance that we will not experience failed deliveries in the future or that any losses will not be material or will be mitigated through property insurance or payment protections.

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

In the event of a breach of any representation or warranty concerning a loan, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from us, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The GSE or HUD could require us to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited. Our ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. There can be no assurance that we, our employees or third parties will not make mistakes that would subject us to repurchase or indemnification obligations. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on us.

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

Under the Interim Program, we offer short-term, floating-rate loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of the loan balance. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors. Further, interim loans may be relatively less liquid than loans against stabilized properties due to their short life, their potential unsuitability for securitization, any unstabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower’s default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of loans in the Interim Program and may adversely affect the fair value of such loans and the proceeds from their disposition.

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

We are sensitive to general business, economic and market conditions and cycles, particularly in the multifamily and commercial real estate industry. These conditions include changes in short-term and long-term interest rates, inflation and deflation, fluctuations in the real estate and debt capital markets and developments in national and local economies, unemployment rates, commercial property vacancy rates, and rental rates. Any sustained period of weakness or weakening business or economic conditions in the markets in which we do business or in related markets could result in a decrease in the demand for our loans and services, which could materially harm us. In addition, the number of borrowers who become delinquent, become subject to bankruptcy or default on their loans could increase, resulting in a decrease in the value of our MSRs, higher levels of servicer advances, and loss on our Fannie Mae loans for which we share risk of loss, and could materially and adversely affect us.

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

We provide commercial real estate financial products and services primarily to developers and owners of multifamily properties. Accordingly, the success of our business is closely tied to the overall success of the multifamily real estate market. Various changes in real estate conditions may impact the multifamily sector. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

•	oversupply of, or a reduction in demand for, multifamily housing;
•	a change in policy or circumstances that may result in a significant number of potential residents of multifamily properties deciding to purchase homes instead of renting;
•	rent control or stabilization laws, or other laws regulating multifamily housing, which could affect the profitability of multifamily developments;
•	the inability of residents and tenants to pay rent;
•	increased competition in the multifamily sector based on considerations such as the attractiveness, location, rental rates, amenities and safety record of various properties; and
•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs.

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

Our access to the CMBS securitization market and the timing of our securitization activities and other factors may greatly affect our quarterly financial results.

We contribute conduit loans to securitizations led by various large financial institutions and, upon completion of a securitization, we will recognize certain non-interest revenues. The revenues, operating results and profitability of our CMBS Program have varied from quarter to quarter based on the frequency, volume and timing of the securitizations to which we have contributed loans. These securitization activities will be affected by a number of factors, including our CMBS Program loan origination volumes, changes in CMBS Program loan values, quality and performance during the period such loans are on our books, conditions in the securitization and credit markets generally, and the time it takes for the third-parties to complete the securitizations to which we contribute loans.

The loss of our key management could result in a material adverse effect on our business and results of operations.

Our future success depends to a significant extent on the continued services of our senior management, particularly William Walker, our Chairman and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on our business and results of operations. We maintain “key person” life insurance only on Mr. Walker, and the insurance proceeds from such insurance may be insufficient to cover the cost associated with recruiting a new Chief Executive Officer.

We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key loan correspondents, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

We depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, or if our hiring and retention costs increase, we could be materially and adversely affected.

We also depend on our network of loan correspondents, who generate a significant portion of our loan originations. During the years ended December 31, 2015 and 2014, correspondents generated 15% and 22%, respectively, of the loans that we originated during those periods. Unlike our loan originators, correspondents are not directly employed by us but are paid a percentage of the origination fee and the ongoing servicing fee for each loan that they help originate. We only have an exclusive relationship with our correspondents with respect to GSE and HUD loan products and do not have an exclusive arrangement for any other loan products. In addition, correspondents are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our correspondents and actively compete with us in our efforts to expand our correspondent networks. Competition for loans originated by correspondents is particularly acute when the CMBS, commercial bank, and insurance company markets are robust. We cannot guarantee that correspondents will continue to provide a strong source of originations for us. We also cannot guarantee that we will be able to maintain or develop new relationships with additional correspondents. If we cannot maintain and enhance our existing relationships and develop new relationships, particularly in geographic areas, specialties or niche markets where our loan originators are not as experienced or well-situated, our growth strategy will be significantly hampered and we would be materially and adversely affected.

We have numerous significant competitors and potential future competitors, some of which may have greater resources and access to capital than we do; consequently, we may not be able to compete effectively in the future.

Over the past two years, we have faced significantly increased competition from commercial banks, commercial real estate service providers, CMBS conduit lenders, and life insurance companies, some of which are also investors in loans we originate. Many of these competitors may enjoy competitive advantages over us, including:

•	greater name recognition;
•	a larger, more established network of correspondents and loan originators;
•	established relationships with institutional investors;
•	access to lower cost and more stable funding sources;
•	an established market presence in markets where we do not yet have a presence or where we have a smaller presence;
•

ability to diversify and grow by providing a greater variety of commercial real estate loan products on more attractive terms, some of which require greater access to capital and the ability to retain loans on the balance sheet; and

•	greater financial resources and access to capital to develop branch offices and compensate key employees.

Commercial banks may have an advantage over us in originating loans if borrowers already have a line of credit or construction financing with the bank. Commercial real estate service providers may have an advantage over us to the extent they also offer a larger or more comprehensive investment sales platform. We compete on the basis of quality of service, relationships, loan structure, terms, pricing and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, commercial real estate expertise, loan product expertise and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on the basis of these factors and our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations and GSE and HUD program requirements and consolidation in the commercial real estate finance market could lead to the entry of more competitors. We cannot guarantee that we will be able to compete effectively in the future, and our failure to do so would materially and adversely affect us.

Historically, we have grown our business through corporate acquisitions.  We intend to drive a significant portion of our future growth through additional acquisitions.  If we do not successfully identify and complete such acquisitions, our growth may be limited.  Additionally, continued growth in our business may place significant demands on our administrative, operational, and financial resources.

We have completed several corporate acquisitions in recent years that have expanded our pre-existing product lines and services, increased our origination capacity, and broadened our geographic coverage. We intend to pursue continued

growth by acquiring complementary businesses, but we cannot guarantee such efforts will be successful. We do not know whether the favorable conditions that enabled our recent growth will continue.

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

The integration of any companies that we may acquire or start up in the future, including investments in new ventures and new lines of business, may be difficult, resulting in high transaction, start-up, and integration costs. Additionally, the integration process may be disruptive to our business, and the acquired businesses or new venture may not perform as we expect.

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

Declines in the value of the loans originated for the CMBS Program prior to their contribution to securitizations may adversely affect our earnings, and the hedging strategies we employ to mitigate the effects of the decline in the loan values may be ineffective or expose us to other risks.

We generally hold loans that we originate for the CMBS Program on our balance sheet for periods of up to 120 days prior to contributing them to third-party securitizations.  During that time, the loans are subject to price declines that are caused by several factors, including interest rate and credit risks. We pursue various hedging strategies to seek to reduce our exposure to these risks. Our hedging activity varies in scope based on the level and volatility of interest rates, the types of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or credit hedging can be expensive and may result in us receiving less interest income;
•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•	due to a credit loss, prepayment or asset sale, the duration of a hedge may not match the duration of the related asset or liability;
•

the credit quality of a hedging counterparty owing money in a hedging transaction may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	a hedging counterparty owing money in a hedging transaction may default on its obligation to pay.

In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner. If we fail to adequately and effectively hedge the risks associated with loans held on our balance sheet prior to us contributing them to a securitization, we may incur material losses that adversely affect our earnings.

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

Our operations are subject to regulation by federal, state and local government authorities, various laws and judicial and administrative decisions, and regulations and policies of the GSEs and HUD. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires us to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure (level of risk-sharing). Fannie Mae requires us to maintain collateral, which may include pledged securities, for our risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loan, and our rating.

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

The stock markets, including the NYSE (on which our common stock is listed), have experienced significant price and volume fluctuations. As a result, the trading and market price of our common stock is likely to be similarly volatile and subject to wide fluctuations, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance. The market price of our common stock could decline substantially in response to a number of factors, including:

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

The Sarbanes-Oxley Act requires our management to evaluate our disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. We are required to disclose, in our Annual Report on Form 10-K, the existence of any “material weaknesses” in our internal control over financial reporting. We cannot assure that we will not identify one or more material weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness.

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

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2016 for material changes to the above discussion of risk factors. There are factors not discussed above or elsewhere in this filing that could adversely affect our financial results and condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal headquarters are located in Bethesda, Maryland. We currently maintain an additional 24 offices across the country. Most of our offices are small, loan production offices. The majority of our non-loan-production activity occurs in our corporate headquarters and our office in Needham, Massachusetts. We believe that our facilities are adequate for us to conduct our present business activities.

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

Item 3. Legal Proceedings.

Capital Funding Litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland (the “Circuit Court”) against Walker & Dunlop, LLC, our wholly owned operating subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States. Capital Funding further alleged that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding. On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC (“Credit Suisse”) and its affiliates Column and Column Financial, Inc. as defendants. In December 2010, Column assumed the defense of the Company pursuant to an indemnification agreement. Capital Funding sought damages in excess of $30.0 million on each of the three claims, and an unspecified amount of damages on a separate claim for unfair competition against Walker & Dunlop, LLC. Capital Funding also sought injunctive relief in connection with its unjust enrichment and unfair competition claims.

On July 19, 2011, the Circuit Court issued an order granting the defendants’ motion to dismiss the case, without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court rejected the defendants’ motion to dismiss the amended complaint. Capital Funding filed a Second Amended Complaint that did not alter the claims at issue but revised their alleged damages. Defendants moved for summary judgment on all claims, including two counts of breach of contract, two counts of promissory estoppel, two counts of unjust enrichment, and two counts of unfair competition. On April 30, 2013, the Circuit Court granted the motion to dismiss as to the promissory estoppel counts and one count of unjust enrichment. The Circuit Court denied the motion as to all remaining claims.

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s claims were dismissed. The jury awarded Capital Funding (i) a $1.8 million judgment against all defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse, Column’s parent, on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment against Credit Suisse. The defendants filed a post judgment motion to reduce or set aside the judgment. On January 31, 2014 the Circuit Court vacated the $10.4 million unjust enrichment judgment and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Circuit Court seeking a new trial. On March 13, 2014, the Circuit Court denied Capital Funding’s motion for a new trial. Capital Funding filed an appeal with Maryland’s Court of Special Appeals. Following briefing, the Court of Special Appeals heard oral arguments on December 10, 2014. On December 17, 2015, the Court of Special Appeals issued its opinion affirming the decision of the Circuit Court.  Capital Funding did not seek reconsideration or further appeal of the decision of the Court of Special Appeals, and the time to do so has passed.  Credit Suisse has paid Capital Funding the amount of the judgment entered by the Circuit Court, and the litigation has concluded.

CA Funds Group Litigation—In March 2012, our wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding our investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by us. However, we independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of $25.0 million or more with maturities of up to three years to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in Illinois State Court, which was then transferred to the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. We filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied our motion to dismiss the complaint. Both the Company and CAFG filed motions for summary judgment in June 2015. On January 27, 2016, the Court issued its opinion granting the Company’s motion for summary judgment, and denying CAFG’s motion for summary judgment. On February 9, 2016, the Company filed a motion with the Court seeking recovery of its legal fees, pursuant to the terms of the engagement letter. On February 18, 2016, CAFG filed a notice that it will appeal the summary judgment order to the U.S. Court of Appeals for the Seventh Circuit.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. There was no established public trading market for our common stock prior to that date. On February 19, 2016, the closing sales price, as reported by the NYSE, was $21.85.

The following table sets forth the intra-day high and low sale prices for our common stock as reported by the NYSE for the periods indicated:

	2015
	High	Low
1st Quarter	$18.36	$15.87
2nd Quarter	27.37	17.27
3rd Quarter	28.15	22.64
4th Quarter	33.17	25.64

	2014
	High	Low
1st Quarter	$17.50	$13.51
2nd Quarter	17.07	13.87
3rd Quarter	14.99	12.82
4th Quarter	17.95	13.13

As of the close of business on February 19, 2016, there were 23 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

Since the completion of our initial public offering, we have not paid any dividends. We currently retain earnings, if any, to fund the development and growth of our business and, therefore, do not currently pay cash dividends. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual agreements, any limitations on payments of dividends in any of our future financing arrangements, applicable law, and other factors our board of directors may deem relevant. Additionally, our Term Loan (defined in Item 7 below) contains direct restrictions to the amount of dividends we may pay, and our warehouse debt facilities contain minimum equity and liquidity requirements that indirectly restrict the amount of dividends we may pay.

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2010 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2010 in our common stock and in each of the indices shown and assumes that all dividends were reinvested.  Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, which constitutes an amendment to and restatement of the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2015 and 2014, the Company repurchased and retired certain restricted shares at market prices, upon grantee vesting. During the first quarter of 2015, we also repurchased 3.0 million shares of our common stock at a price of $15.60 per share, which was below the quoted price at the time, and immediately retired the shares. The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2015:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value)
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	3,058,397	$15.62	—	N/A
2nd Quarter	88,712	$21.15	—	N/A
3rd Quarter	16,419	$23.23	—	N/A

October 1-31, 2015	1,536	$26.74	—
November 1-30, 2015	5,441	$29.01	—
December 1-31, 2015	—	—	—
4th Quarter	6,977	$28.51	—	N/A
2015 Total	3,170,505		—

Unregistered Sale of Equity Securities

On April 21, 2015, we issued 112,671 shares of our common stock, par value $0.01 per share, to the sole equity owners of Engler Financial Group, LLC and KM Capital, Inc. in connection with our acquisition on April 21, 2015 of the multifamily investment sales platform of EFG. The Company issued the shares in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. Under the terms of the acquisition and subject to applicable securities laws, one-third of the shares will become transferable on each of the first three anniversary dates of the acquisition, beginning April 21, 2016.

Item 6. Selected Financial Data

The selected historical financial information and supplemental data as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 have been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and

Results of Operations,” the consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	As of and For the Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Statement of Income Data
Revenues
Gains from mortgage banking activities	$290,466	$221,983	$203,671	$186,543	$102,712
Servicing fees	114,757	98,414	90,215	52,207	33,581
Net warehouse interest income, loans held for sale	14,541	11,343	6,214	4,361	4,198
Net warehouse interest income, loans held for investment	9,419	6,151	1,231	307	—
Escrow earnings and other interest income	4,473	4,526	4,008	2,965	1,474
Other	34,542	18,355	13,700	10,387	10,385
Total revenues	$468,198	$360,772	$319,039	$256,770	$152,350

Expenses
Personnel	$184,590	$149,374	$133,667	$109,037	$51,162
Amortization and depreciation	96,193	79,367	72,876	38,673	22,444
Amortization of intangible assets	1,980	771	3,079	15,252	70
Provision for credit losses	1,644	2,206	1,322	3,140	4,724
Interest expense on corporate debt	9,918	10,311	3,743	1,649	823
Other operating expenses	38,507	34,831	37,565	33,249	16,466
Total expenses	$332,832	$276,860	$252,252	$201,000	$95,689
Income from operations	$135,366	$83,912	$66,787	$55,770	$56,661
Income tax expense	52,771	32,490	25,257	21,998	21,797
Net income before noncontrolling interests	$82,595	$51,422	$41,530	$33,772	$34,864
Net income from noncontrolling interests	467	—	—	—	—
Walker & Dunlop net income	$82,128	$51,422	$41,530	$33,772	$34,864
Basic earnings per share	$2.76	$1.60	$1.23	$1.32	$1.61
Diluted earnings per share	$2.65	$1.58	$1.21	$1.31	$1.60
Basic weighted average shares outstanding	29,754	32,210	33,764	25,545	21,622
Diluted weighted average shares outstanding	30,949	32,624	34,336	25,845	21,748

Balance Sheet Data
Cash and cash equivalents	$136,988	$113,354	$170,563	$65,027	$53,817
Restricted cash and pledged securities	77,496	81,573	55,078	40,611	26,123
Mortgage servicing rights	412,348	375,907	353,024	315,524	137,079
Loans held for sale, at fair value	2,499,111	1,072,116	281,477	1,101,561	268,167
Loans held for investment, net	231,493	223,059	134,656	9,468	—
Goodwill	90,338	74,525	60,212	59,735	—
Total Assets	3,514,991	2,009,390	1,124,579	1,685,971	521,882
Warehouse notes payable	2,649,470	1,214,279	371,629	1,083,480	217,823
Note payable	164,462	169,095	170,349	79,322	23,758
Total Liabilities	3,022,642	1,575,939	721,738	1,332,795	358,230
Total Equity	$492,349	$433,451	$402,841	$353,176	$163,652

Supplemental Data
Operating margin	29%	23%	21%	22%	37%
Return on equity	19%	13%	11%	14%	24%
Total transaction volume	$17,758,748	$11,367,706	$8,395,037	$7,102,185	$4,025,917
Servicing portfolio	$50,212,264	$44,031,890	$38,937,027	$35,169,999	$16,778,285

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with  “Selected Financial Data” and the historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Business

We are one of the leading commercial real estate finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of commercial real estate financing products to owners and developers of commercial real estate across the country and broker sales of multifamily properties primarily in the southeastern United States. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the GSE and HUD programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac Program Plus lender in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for a number of life insurance companies, CMBS conduits, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also originate and hold short-term loans on our balance sheet and offer a proprietary CMBS program. Beginning in the second quarter of 2015 in connection with the EFG Acquisition, we began offering multifamily investment sales brokerage services.

We fund loans for the GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain at rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed, and we retain the right to service substantially all of these loans. In cases where we do not fund the loan, we act as a loan broker. Our loan originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan. These loans are then funded directly by the institutional lender, and we receive an origination fee for placing the loan and a servicing fee for any of the loans we service.

We recognize gains from mortgage banking activities when we commit to both make a loan to a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also generate revenue from (i) net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities, (ii) net warehouse interest income from loans held for investment while they are outstanding, and (iii) broker fees for brokering the sale of multifamily properties.

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

For our non-CMBS Program loans, we are currently not exposed to interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery in the event we fail to deliver the loan to the investor. To protect us against such fees, we require a deposit from the borrower at rate lock that is typically more than the potential fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

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

Walker & Dunlop, Inc. is a holding company, and we conduct substantially all of our operations through Walker & Dunlop, LLC, our operating company. On September 25, 2014, we executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital. The JC Acquisition closed on November 1, 2014. The consideration transferred totaled $23.5 million and consisted of $17.6 million in cash and $5.9 million of our common stock issued in a private placement. The JC Acquisition expanded the Company’s network of loan originators, provided further diversification to its origination platform, and increased its HUD servicing portfolio.

Our Interim Program offers floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We underwrite all loans originated through the Interim Program. During the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on our balance sheet during such time that they are outstanding. We have not experienced any delinquencies or charged off any loans originated under the Interim Program. We held 13 loans originated under the Interim Program with an aggregate $233.4 million balance as of December 31, 2015.

At December 31, 2015, we owned a 40% interest in a partnership with a large institutional investor that offers financing through a CMBS platform for all commercial property types throughout the United States. The CMBS Partnership expects to sell all loans originated by it into secondary securitization offerings within 120 days of origination. The loans in the CMBS Partnership are selected, funded, and underwritten by the CMBS Partnership. We receive a fee for servicing the loans. The CMBS Partnership assumes the full risk of loss on the loans while it holds the loans. During the second quarter of 2015, we increased our ownership interest in the CMBS Partnership from 20% to 40%. The increase in ownership percentage has not had a material impact on our financial results.

During 2015 and 2014, we accounted for our ownership interest in the CMBS partnership under the equity method of accounting. The CMBS Partnership originated $309.5 million of loans through the CMBS Program and contributed loans to three third-party securitizations during 2015 and originated $116.1 million of loans through the CMBS Program and contributed loans to two third-party securitizations during 2014. Effective January 1, 2016, the Company increased its ownership interest in the CMBS Partnership to 100%, making the CMBS Partnership a wholly owned subsidiary of the

Company. Consequently, the Company began to consolidate the CMBS Partnership’s balances beginning with the first quarter of 2016.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of December 31, 2015, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, none of which has been funded. We expect to fund these commitments over the next 18 to 36 months, beginning in the first quarter of 2016.

During the second quarter of 2015, in connection with the acquisition of 75% of certain assets and assumption of certain liabilities of EFG, we began providing multifamily investment sales brokerage services through a newly formed subsidiary, WDIS. The initial focus of the investment sales brokerage services is the eastern United States. We plan to expand these brokerage services nationally. We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Consolidated Balance Sheets and Net income from noncontrolling interests in the Consolidated Statements of Income.

As of December 31, 2015, our servicing portfolio was $50.2 billion, up 14% from December 31, 2014, making it the 8th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s 2015 year-end survey (the “Survey”).  Our servicing portfolio includes $22.9 billion of loans serviced for Fannie Mae and $17.8 billion for Freddie Mac, making us the 3rd largest primary and master servicer of Fannie Mae loans and the 6th largest of Freddie Mac loans in the nation according to the Survey. Also included in our servicing portfolio is $5.7 billion of HUD loans, the 7th largest HUD primary and master servicing portfolio in the nation according to the Survey.

Due to our own organic growth and the increased loan-origination capacity from acquisitions, our loan origination volume increased 43%, from a total of $11.4 billion during 2014 to a total of $16.2 billion during 2015.  Fannie Mae recently announced that we ranked as its 2nd largest DUS lender in 2015, by loan deliveries, and Freddie Mac recently announced that we ranked as its 4th largest Program Plus seller in 2015, by loan deliveries.

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. We believe the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.

Mortgage Servicing Rights (“MSRs”).    MSRs are recorded at fair value upon loan sale.  The fair value is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model assumes full prepayment of the loan at or near the point where the prepayment provisions have expired. We only recognize MSRs for GSE and HUD originations. We do not recognize MSRs for brokered or CMBS Program transactions since we do not originate and sell the loan.

The assumptions used to estimate the fair value of MSRs at loan sale are based on internal models and are compared to assumptions used by other market participants periodically. Due to the relatively few transactions in the multifamily

MSR market, we have experienced little volatility in the assumptions we use during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see much volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment on a portfolio basis quarterly. We engage a third party to assist in determining an estimated fair value of our MSRs on a semi-annual basis.

Gains from mortgage banking activities income is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell the loan to an investor. The commitment asset related to the loan origination is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any risk-sharing obligations (the “servicing component of the commitment asset”). Upon loan sale, we derecognize the servicing component of the commitment asset and recognize an MSR. The MSR is amortized into expense over the estimated life of the loan and presented as a component of Amortization and depreciation in the Consolidated Statements of Income. The MSR is amortized using the interest method over the period that servicing income is expected to be received.

Allowance for Risk-sharing Obligations and Allowance for Loan Losses. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Consolidated Balance Sheets. The allowance for loan losses relates to our loans held for investment from our Interim Program and is included as a component of Loans held for investment, net within the Consolidated Balance Sheets. The amount of each of these allowances considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing, which for loans held for investment is 100%. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor each allowance on all applicable loans and update loss estimates as current information is received. Provision for credit losses in the Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan to value ratio, debt service coverage ratio, and property condition. When we believe a loan is probable of foreclosure or in foreclosure, we record an allowance for that loan (a “specific reserve”). The specific reserve is based on the estimate of the property fair value less selling and property preservation costs and considers the loss-sharing requirements detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value. The allowance for risk-sharing obligations for such loans is updated as any additional information is received until the loss is settled with Fannie Mae. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. Historically, the initial specific reserves have not varied significantly from the final settlement. We are uncertain whether such a trend will continue in the future.

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. When we place a risk-sharing loan on our watch list, we cease to amortize the guaranty obligation and transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life.

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

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. According to the Mortgage Bankers Association, commercial and multifamily loan maturities were expected to increase dramatically from 2015 through the end of 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. All of these factors have benefited our origination volumes over the past several quarters and, in particular, in 2015, as evidenced by the 43% year-over-year growth in loan origination volume from 2014 to 2015. Competition among banks, life insurance companies, and the GSEs remains fierce.

During the fourth quarter of 2015, the Federal Reserve raised its targeted Fed Funds Rate by 25 basis points. The increase was long anticipated and is the first of what is expected to be several similar rate hikes during 2016. We do not anticipate a significant decline in origination volume or profitability as a result of the increase as interest rates remain at historically low levels. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of additional increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

We are a market leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2016 GSE Scorecard (“2016 Scorecard”) established Fannie Mae’s and Freddie Mac’s loan origination caps at $31.0 billion each for market-rate apartments, (“2016 Caps”), an increase of $1.0 billion each from the 2015 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2016 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2016 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2016 Scorecard provides the FHFA the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2016 Caps upward should the market be larger than expected in 2016. The 2016 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance energy or water efficiency improvements. The expanded liquidity should enable the GSEs to maintain their historical market share in a multifamily market that is projected by the Mortgage Bankers Association to be in excess of

$225.0 billion in 2016.  Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2016.

We have significantly grown our capital markets platform since going public to take advantage of the anticipated wave of loan maturities that began in 2015. The commercial debt origination market grew substantially from 2014 to 2015. The apparent appetite for debt funding within the broader commercial real estate market, coupled with our acquisition of Johnson Capital Group, Inc. in late 2014, has resulted in significant growth in our brokered originations in 2015, as evidenced by the 51% year-over-year growth in brokered origination volumes from 2014 to 2015. With non-bank commercial and multifamily loan maturities expected to grow again in 2016, our outlook for our capital markets platform is positive.

In addition to banks and life insurance companies, there has been a recent increase in CMBS financing for loans to commercial and multifamily properties. The peak of the CMBS market was between 2005 and 2007, and after its collapse in 2008, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds has increased and we have experienced increased competition from an ever-growing CMBS mortgage origination market. According to Wells Fargo Securities, non-agency CMBS issuance totaled $94.6 billion in 2015, up 6.3% from 2014 as the first wave of CMBS refinancing began. The increased demand for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity this year and over the next two years led us to form the CMBS Partnership in 2014 and increase our ownership of the CMBS Partnership to 40% in 2015 and 100% in early 2016. We brokered $89.5 million of the $116.1 million of loans originated by the CMBS Partnership in 2014, and the CMBS Partnership participated in two third-party securitizations in 2014, contributing $116.1 million of assets to the securitizations. During 2015, we brokered $185.0 million of the $309.5 million of loans originated by the CMBS Partnership, and the CMBS Partnership participated in three third-party securitizations, contributing $279.8 million of assets to the securitizations. Recent volatility in the capital markets resulted in spreads widening and lower demand for CMBS investments in the fourth quarter of 2015. This volatility has continued into early 2016 and could impact overall volumes of CMBS lending in 2016.

The positive market dynamics that have benefitted the GSEs and broader capital markets have had the opposite effect on HUD’s multifamily business. As the economy has recovered and bank and CMBS capital has re-entered the market, borrowers have shied away from the long lead times required to secure a HUD loan. As a result, we originated $592.0 million of loans with HUD during 2015, down 16% from 2014. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers in counter-cyclical markets. We remain committed to the HUD multifamily business, adding resources and scale to the platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

With property values for many fully leased commercial and multifamily assets at their highest point in recent years with near historic lows in capitalization rates and greatly improved property fundamentals, it has been difficult for borrowers to generate desired returns. As a result, many of our borrowers are seeking higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. The growth in transitional lending was evident in 2015, as the average balance of our interim loan portfolio was $281.6 million compared to $188.6 million in 2014. We originated $185.1 million of interim loans during 2015 and remain optimistic about this market for the foreseeable future. The demand for transitional lending has brought increased competition from lenders, specifically banks, life insurance companies, and, more recently, the GSEs. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

Finally, in the second quarter of 2015, we expanded our offerings to our customers by acquiring a controlling interest in a partnership that offers multifamily investment sales brokerage services. The partnership operates primarily in the eastern United States. As we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we have recently seen increased activity within the investment sales business. We believe this activity will continue throughout the wave of loan maturities, and we will look to capitalize on that demand by expanding the investment sales partnership more broadly across the United States in the coming quarters. During the first eight months of operations, our investment sales partnership closed $1.5 billion of business.

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

•

Performance of Multifamily and Other Commercial Real Estate Related Markets.  Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions and the continued existence of the GSEs. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, transaction volumes, and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations and our interim lending programs.

•

The Level of Losses from Fannie Mae Risk-Sharing Obligations and from Loans Held for Investment.  Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the loan’s unpaid principal balance on the origination date. As a result, a rise in defaults could have a material adverse effect on us. Additionally, we bear 100% of the risk of loss on loans held for investment. We have not experienced any losses, delinquencies, or defaults related to the loans held for investment. Defaults and other deteriorations in credit quality in our loans held for investment could materially adversely impact us.

•

The Price of Loans in the Secondary Market.  Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

•

Market for Servicing Commercial Real Estate Loans.  Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-sharing obligations we undertake. Historically, we have only experienced much variation in the servicing fee rate we receive for Fannie Mae loans. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results over time.

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

Revenues

Gains from Mortgage Banking Activities.  Mortgage banking activity income is recognized when we record a derivative asset upon the commitments to originate a loan with a borrower and sell to an investor. The commitment asset related to the loan origination is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, the estimated fair value of the expected net cash flows associated with the servicing of the loan, and the estimated fair value of guaranty obligations to be assumed. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. MSRs and guaranty obligations are recognized as assets and liabilities, respectively, upon the sale of the loans.

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

Our servicing fees on loans we originate provide a stable revenue stream. They are based on contractual terms, are earned over the life of the loan, and are generally not subject to significant prepayment risk. Our Fannie Mae and Freddie Mac servicing agreements provide for make-whole payments in the event of a voluntary prepayment. Accordingly, we currently do not hedge our servicing portfolio for prepayment risk. Any make-whole payments received are included in Other revenue.

HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements for brokered loans at any time with or without cause, without paying a termination fee.

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

Escrow Earnings and Other Interest Income.  We earn interest income on property level escrow deposits in our servicing portfolio, generally based on a fixed placement fee negotiated with the financial institutions that hold the escrow deposits. Escrow earnings reflect interest income net of interest paid to the borrower, if required, which generally equals a money market rate.

Other.  Other income is comprised of fees for processing loan assumptions, prepayment fee income, application fees, investment sales broker fees, income from equity-method investments, and other miscellaneous revenues related to our operations.

Costs and Expenses

Personnel.  Personnel expense includes the cost of employee compensation and benefits, which include fixed and discretionary amounts tied to company and individual performance, commissions, severance expense, signing and retention bonuses, and share-based compensation.

Amortization and Depreciation.  Amortization and depreciation is principally comprised of amortization of our MSRs, net of amortization of our guaranty obligations. The MSRs are amortized using the interest method over the period that servicing income is expected to be received. We amortize the guaranty obligations evenly over their expected lives. When the loan underlying an MSR prepays, we write off the remaining unamortized balance, net of any related guaranty obligation, and record the write off to Amortization and depreciation. Similarly, when the loan underlying an MSR defaults, we write the MSR off to Amortization and depreciation.  We depreciate property, plant, and equipment ratably over their estimated useful lives.

Amortization of Intangible Assets.  Amortization of intangible assets is principally related to the amortization of the mortgage pipeline and investment sales pipeline intangible assets recognized in connection with acquisitions. For the years presented, the amortization relates primarily to the mortgage pipeline intangible asset recognized in conjunction with an acquisition in 2012 and the EFG Acquisition.  We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is probable of not rate locking. We recognize amortization related to the investment sales pipeline intangible asset when a transaction included in the intangible asset is closed or probable of not closing.

Provision for Credit Losses.  The provision for credit losses consists of two components: the provision associated with our risk-sharing loans and the provision associated with our loans held for investment. The provision for credit losses associated with risk-sharing loans is established at the loan level when the borrower has defaulted on the loan or is probable of defaulting on the loan or collectively for loans that are not probable of default but on a watch list. This provision is in addition to the guaranty obligation that is recognized when the loan is sold. The provision for credit losses associated with our loans held for investment is established collectively for loans that are not impaired and individually for loans that are impaired. Our estimates of property fair value are based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value.

Interest Expense on Corporate Debt.  Interest expense on corporate debt includes interest expense incurred and amortization of debt discount and debt issuance costs related to our term note facility.

Other Operating Expenses.  Other operating expenses include sub-servicing costs, facilities costs, travel and entertainment costs, marketing costs, professional fees, license fees, dues and subscriptions, corporate insurance premiums, and other administrative expenses.

Income Tax Expense.  The Company is a C-corporation subject to both federal and state corporate tax. As of December 31, 2015, our combined effective federal and state tax rate was approximately 38.4% compared to approximately 38.3% as of December 31, 2014.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2015, 2014, and 2013. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the year ended December 31,
(in thousands; except per share data)	2015	2014	2013
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$5,012,790	$4,000,278	$2,762,595
Freddie Mac	6,326,471	3,626,276	1,709,781
Ginnie Mae - HUD	592,026	704,496	1,137,513
Brokered (1)	3,937,309	2,607,346	2,593,128
Interim Loans	185,075	339,802	192,020
CMBS (2)	184,998	89,508	—
Total Loan Origination Volume	$16,238,669	$11,367,706	$8,395,037
Investment Sales Volume	1,520,079	—	—
Total Transaction Volume	$17,758,748	$11,367,706	$8,395,037

Key Performance Metrics:
Operating margin	29%	23%	21%
Return on equity	19%	13%	11%
Walker & Dunlop net income	$82,128	$51,422	$41,530
Adjusted EBITDA (3)	$124,279	$84,804	$56,783
Diluted EPS	$2.65	$1.58	$1.21

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	39%	41%	42%
Other operating expenses	8%	10%	12%

Key Origination Metrics (as a percentage of loan origination volume):
Origination related fees	0.97%	1.10%	1.33%
Gains attributable to MSRs	0.82%	0.85%	1.10%
Gains attributable to MSRs, as a percentage of GSE and HUD origination volume (4)	1.12%	1.16%	1.64%

	As of December 31,
Servicing Portfolio by Product:	2015	2014	2013
Fannie Mae	$22,915,088	$20,521,425	$19,352,880
Freddie Mac	17,810,007	12,916,705	10,271,732
Ginnie Mae - HUD	5,657,809	5,828,981	5,044,193
Brokered (1)	3,171,675	4,423,396	4,132,602
Interim Loans	233,370	225,318	135,620
CMBS (5)	424,315	116,065	—
Total Servicing Portfolio	$50,212,264	$44,031,890	$38,937,027

Key Servicing Metric (end of period):
Weighted-average servicing fee rate	0.25%	0.24%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.

(2)

Brokered transactions for the CMBS Partnership. For the years ended December 31, 2015, 2014, and 2013, the CMBS Partnership's loan originations totaled $309.5 million, $116.1 million, and $0, respectively.

(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)

The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or Interim Program and CMBS Program originations.

(5)	All loans originated by the CMBS Partnership, whether brokered by us or not, are serviced by us.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2015 and 2014.

FINANCIAL RESULTS

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Revenues
Gains from mortgage banking activities	$290,466	$221,983	$68,483	31%
Servicing fees	114,757	98,414	16,343	17%
Net warehouse interest income, loans held for sale	14,541	11,343	3,198	28%
Net warehouse interest income, loans held for investment	9,419	6,151	3,268	53%
Escrow earnings and other interest income	4,473	4,526	(53)	(1)%
Other	34,542	18,355	16,187	88%
Total revenues	$468,198	$360,772	$107,426	30%

Expenses
Personnel	$184,590	$149,374	$35,216	24%
Amortization and depreciation	96,193	79,367	16,826	21%
Amortization of intangible assets	1,980	771	1,209	157%
Provision for credit losses	1,644	2,206	(562)	(25)%
Interest expense on corporate debt	9,918	10,311	(393)	(4)%
Other operating expenses	38,507	34,831	3,676	11%
Total expenses	$332,832	$276,860	$55,972	20%
Income from operations before income taxes	135,366	83,912	51,454	61%
Income tax expense	52,771	32,490	20,281	62%
Net income before noncontrolling interests	$82,595	$51,422	$31,173	61%
Net income from noncontrolling interests	467	—	467	N/A
Walker & Dunlop net income	$82,128	$51,422	$30,706	60%

Overview

The increase in revenues was primarily attributable to increases in gains from mortgage banking activities, servicing fees, and other revenues. The increase in gains from mortgage banking activities was largely due to the significant increase in loan origination volume from 2014 to 2015. The growth in loan origination volume is more fully discussed above in the Overview of Business Environment section. The increase in servicing fees was due to an increase in the average servicing portfolio. The increase in other revenues was primarily attributable to increases in prepayment fees and investment sales revenues. The increase in expenses was principally the result of higher personnel and amortization and depreciation expenses. Personnel expense increased due to higher commission costs from the increased loan origination volume, increased bonus expense due to our improved financial results year over year, higher salaries expense due to a rise in headcount, and larger stock compensation expense. Headcount increased due to acquisitions and hiring to support the growth of the Company. Amortization and depreciation expense increased as a result of a rise in net write-offs of MSRs due to prepayment and amortization expense related to our MSRs as the average MSR balance increased from 2014 to 2015.

Revenues

Gains from Mortgage Banking Activities.  Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The increase was primarily the result of the significant increase in loan origination volume, partially offset by a 12% decrease in origination fees as a percentage of loan origination volume (“origination fee rate”) and a slight decrease in MSR income as a percentage of loan origination volume (“MSR rate”). Loan origination volume increased to $16.2 billion in 2015 from $11.4 billion in 2014, a 43% increase. See the “Overview of Business Environment” section above for a detailed discussion of the factors driving the increase in loan origination volume.

The decrease in the origination fee rate was largely attributable to an increase in adjustable-rate loan origination volume, which increased from $1.5 billion in 2014 to $4.7 billion in 2015, a 213% increase.  We receive lower origination fees for adjustable-rate loans than fixed-rate loans. The increase in adjustable-rate loan volume was due to a change in borrower demand for this product. The slight decrease in the MSR rate was primarily the result of the aforementioned increase in adjustable-rate loan origination volume year over year, partially offset by an increase in the weighted average serving fee of new GSE loan origination volume. The MSR rate is smaller for adjustable-rate loans compared to fixed-rate loans since adjustable-rate loans have shorter expected lives.

Servicing Fees.  The increase was primarily attributable to an increase in the servicing portfolio due to new loan originations. The average servicing portfolio during the year ended December 31, 2015 was $47.1 billion compared to $40.4 billion during the year ended December 31, 2014. Additionally, the servicing portfolio’s weighted average servicing fee increased from 24 basis points at December 21, 2014 to 25 basis points at December 31, 2015.

Net Warehouse Interest Income, loans held for sale. The increase is primarily attributable to a $499.1 million, or 77%, increase in the average daily outstanding warehouse balance due to the aforementioned increase in loan origination volume, partially offset by a 28% decrease in the net spread. The decrease in the net spread is largely a result of the aforementioned increase in adjustable-rate loan origination volume in 2015 compared to 2014 as we earn a lower spread on adjustable-rate loans than fixed-rate loans. The components of net warehouse interest income from loans held for sale are:

	For the year ended December 31,
(in thousands)	2015	2014
Warehouse interest income - loans held for sale	$37,675	$24,615
Warehouse interest expense - loans held for sale	(23,134)	(13,272)
Net warehouse interest income - loans held for sale	$14,541	$11,343

Net Warehouse Interest Income, Loans Held for Investment.  The increase was primarily due to a larger average balance outstanding during 2015 than 2014, from $188.6 million during 2014 to $281.6 million during 2015. The components of net warehouse interest income from loans held for investment are:

	For the year ended December 31,
(in thousands)	2015	2014
Warehouse interest income - loans held for investment	$15,456	$11,092
Warehouse interest expense - loans held for investment	(6,037)	(4,941)
Net warehouse interest income - loans held for investment	$9,419	$6,151

Other.  The increase was primarily attributable to increases in prepayment fees and investment sales revenues. Prepayment fees increased $5.7 million as borrowers took advantage of the continued low interest rate environment to refinance their loans early or sell the underlying properties. Investment sales revenues increased $9.3 million as we began offering investment sales brokerage services during the second quarter of 2015.

Expenses

Personnel.  The increase was principally the result of higher loan originator commission costs due to higher loan origination volumes from 2014 to 2015, increased bonus expense due to our improved financial results year over year, increased salaries expense due to an increase in average headcount as a result of two acquisitions completed since the third quarter of 2014, and an increase in stock compensation expense. The increase in stock compensation expense is the result of performance-based restricted stock awards that vest upon achievement of Company performance targets. Given the Company’s performance during 2014, we concluded that achievement of one of the two performance targets was probable at the lowest level and recognized stock compensation expense. Given the Company’s improved performance during 2015, we concluded that achievement of both performance targets was probable, with achievement of one of the performance targets probable at its highest level, resulting in greater stock compensation expense related to the performance-based restricted stock awards in 2015 than 2014.

Amortization and Depreciation.  The increase was primarily attributable to loan origination activity and the resulting growth in the capitalization of MSRs from 2014 to 2015. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment of the underlying loan prior to its scheduled maturity. During 2015, write-offs of MSRs increased $5.5 million from the prior year to $16.8 million as borrowers took advantage of the continued low interest rate environment to refinance their loans early or sell the underlying properties.

Other Operating Expenses.  The increase was primarily attributable to increases in travel and entertainment expenses and office expenses. These expenses increased as a result of the aforementioned increase in average headcount.

Income Tax Expense.  The increase in income tax expense was primarily due to the increase in income from operations.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2014 and 2013.

FINANCIAL RESULTS

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2014	2013	Change	Change
Revenues
Gains from mortgage banking activities	$221,983	$203,671	$18,312	9%
Servicing fees	98,414	90,215	8,199	9%
Net warehouse interest income, loans held for sale	11,343	6,214	5,129	83%
Net warehouse interest income, loans held for investment	6,151	1,231	4,920	400%
Escrow earnings and other interest income	4,526	4,008	518	13%
Other	18,355	13,700	4,655	34%
Total revenues	$360,772	$319,039	$41,733	13%

Expenses
Personnel	$149,374	$133,667	$15,707	12%
Amortization and depreciation	79,367	72,876	6,491	9%
Amortization of intangible assets	771	3,079	(2,308)	(75)%
Provision for credit losses	2,206	1,322	884	67%
Interest expense on corporate debt	10,311	3,743	6,568	175%
Other operating expenses	34,831	37,565	(2,734)	(7)%
Total expenses	$276,860	$252,252	$24,608	10%
Income from operations before income taxes	83,912	66,787	17,125	26%
Income tax expense	32,490	25,257	7,233	29%
Net income before noncontrolling interests	$51,422	$41,530	$9,892	24%
Net income from noncontrolling interests	—	—	—	N/A
Walker & Dunlop net income	$51,422	$41,530	$9,892	24%

Overview

The increase in revenues was largely the result of increases in servicing fees, net warehouse interest income, and gains from mortgage banking activities. Servicing fees increased due to an increase in the average servicing portfolio from $37.6 billion during 2013 to $40.4 billion during 2014. The increase in net warehouse interest income was due primarily to a 37% increase in the average daily balance of loans held for sale and a 202% increase in the average balance of loans held for investment. The increase in gains from mortgage banking activities is primarily the result of a significant increase in loan origination volume from 2013 to 2014. The growth in expenses was primarily attributable to increased commission costs due to increased loan origination volumes and increased bonus expense due to our improved financial performance year over year, partially offset by lower salaries and benefit expenses due to a cost reduction effort implemented in late 2013, which reduced headcount. Additionally, interest expense on corporate debt increased primarily due to an increase in the average balance of corporate debt outstanding and due to an increase in the interest rate paid period over period.

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

Net Warehouse Interest Income, loans held for sale. The increase is primarily attributable to a 14% increase in the net warehouse margin and a 37% increase in the average daily outstanding warehouse balance. The components of net warehouse interest income from loans held for sale are:

	For the year ended December 31,
(in thousands)	2014	2013
Warehouse interest income - loans held for sale	$24,615	$17,576
Warehouse interest expense - loans held for sale	(13,272)	(11,362)
Net warehouse interest income - loans held for sale	$11,343	$6,214

Net Warehouse Interest Income, loans held for investment.  The increase was primarily due to a larger average balance outstanding during 2014 than 2013, from $62.5 million during 2013 to $188.6 million during 2014. The components of net warehouse interest income from loans held for investment are:

	For the year ended December 31,
(in thousands)	2014	2013
Warehouse interest income - loans held for investment	$11,092	$3,583
Warehouse interest expense - loans held for investment	(4,941)	(2,352)
Net warehouse interest income - loans held for investment	$6,151	$1,231

Other.  The increase is primarily attributable to a $6.9 million increase in loan prepayment fees, partially offset by a $1.8 million decrease in servicing termination fees. In 2013, we received a $1.8 million servicing termination fee from Fannie Mae related to its sale of a portfolio of small loans. There was no comparable transaction in 2014.

Expenses

Personnel.  The increase was primarily attributable to increases in loan originator commissions due to higher loan origination volumes year over year and an increase in bonus expense due to our improved financial performance year over year. The increase was partially offset by lower salaries expense due to a 2013 cost reduction effort that reduced headcount.

Amortization and Depreciation.  The increase was primarily attributable to loan origination activity and the resulting growth in the capitalization of MSRs in 2014 and the addition of $8.2 million of MSRs in 2014 from the JC Acquisition. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment or default of the underlying loan prior to its scheduled maturity. During 2014, write-offs of MSRs increased $0.8 million from the prior year to $11.4 million.

Amortization of Intangible Assets.  Amortization of intangible assets is principally related to the amortization of the mortgage pipeline intangible asset recognized in connection with a 2012 acquisition.  We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is probable of not rate locking. Many of the loan applications underlying the mortgage pipeline intangible asset were expected to, and did, rate lock within several months of the acquisition in September 2012, resulting in most of the amortization occurring in 2012 and 2013.

Provision for Credit Losses.  The increase is primarily attributable to an increase in the 60+ day delinquency rate from 0.02% of the at risk portfolio at December 31, 2013 to 0.10% of the at risk portfolio at December 31, 2014. The increase in the 60+ day delinquency rate relates to loans on one property in our at-risk portfolio. Additionally, during 2013, a loan for which we had previously recorded a loss reserve paid off with no loss to us, resulting in a net recapture of previous provision recorded. The timing of loans becoming probable of loss is unpredictable (as many factors can, and often do, play a role in determining when a loan is probable of loss). We regularly monitor our risk-sharing obligations on all loans and update our loss estimates as current information is received.

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

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs. In addition, in 2013, adjusted EBITDA further excludes the impact of certain acquisitions, integration and restructuring costs, severance and lease restructuring charges related to our fourth quarter 2013 expense reduction efforts, early extinguishment of our prior term loan facility, and revenues from the termination fee related to the transfer of servicing for a portion of the Fannie Mae small loan portfolio that are not considered part of our ongoing operations. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

We use adjusted EBITDA to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors. We believe that this non-GAAP measure, when read in conjunction with our GAAP financials, provides useful information to investors by offering:

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

Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$82,128	$51,422	$41,530
Recurring Adjustments:
Income tax expense	52,771	32,490	25,257
Interest expense	9,918	10,311	3,743
Amortization and depreciation	96,193	79,367	72,876
Amortization of intangible assets	1,980	771	3,079
Provision for credit losses	1,644	2,206	1,322
Net write-offs	(808)	(5,242)	(9,188)
Stock compensation expense	14,084	9,994	9,194
Gains attributable to mortgage servicing rights (1)	(133,631)	(96,515)	(91,972)
Other Adjustments:
Severance costs (2)	—	—	429
Lease modification and exit charges	—	—	1,137
Loss on extinguishment of debt	—	—	1,214
Gain on termination of servicing (3)	—	—	(1,838)
Adjusted EBITDA	$124,279	$84,804	$56,783

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.
(2)	Severance costs incurred in connection with a cost reduction plan.
(3)	Gain attributable to the termination of the servicing rights associated with a portion of our Fannie Mae small loan portfolio.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents a period-to-period comparison of our adjusted EBITDA for the years ended December 31, 2015 and 2014:

ADJUSTED EBITDA

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Origination fees	$156,835	$125,468	$31,367	25%
Servicing fees	114,757	98,414	16,343	17%
Net warehouse interest income	23,960	17,494	6,466	37%
Escrow earnings and other interest income	4,473	4,526	(53)	(1)%
Other	34,075	18,355	15,720	86%
Personnel	(170,506)	(139,380)	(31,126)	22%
Net write-offs	(808)	(5,242)	4,434	(85)%
Other operating expenses	(38,507)	(34,831)	(3,676)	11%
Adjusted EBITDA	$124,279	$84,804	$39,475	47%

See the table above for the components of the change in adjusted EBITDA.  The increases in loan origination fees were largely related to the significant increases in the volume of loans originated, partially offset by decreases in the origination fee rate from 2014 to 2015 as the volume of adjustable-rate loan originations increased. Servicing fees increased principally due to an increase in the average servicing portfolio from 2014 to 2015 as a result of new loan originations. Net warehouse interest income increased largely due to increases in the average outstanding balances of loans held for sale and loans held for investment from 2014 to 2015. Other revenues increased primarily due to increases in prepayment fees and investment sales revenues. The increase in personnel expense was principally the result of higher loan originator commission costs due to higher loan origination volumes from 2014 to 2015, increased bonus expense due to our improved financial results year over year, increased salaries expense due to an increase in average headcount as a result of two acquisitions completed since the third quarter of 2014, and an increase in stock compensation expense. The decrease in net write offs was due to a decrease in the volume of risk-sharing losses settled with Fannie Mae. Other operating expenses increased primarily as a result of increases in travel and entertainment expense and office expenses due to an increase in average headcount

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents a period-to-period comparison of our adjusted EBITDA for the years ended December 31, 2014 and 2013:

ADJUSTED EBITDA

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2014	2013	Change	Change
Origination fees	$125,468	$111,699	$13,769	12%
Servicing fees	98,414	90,215	8,199	9%
Net warehouse interest income	17,494	7,445	10,049	135%
Escrow earnings and other interest income	4,526	4,008	518	13%
Other	18,355	13,700	4,655	34%
Personnel	(139,380)	(124,473)	(14,907)	12%
Net write-offs	(5,242)	(9,188)	3,946	(43)%
Other operating expenses	(34,831)	(37,565)	2,734	(7)%
Total other adjustments	—	942	(942)	(100)%
Adjusted EBITDA	$84,804	$56,783	$28,021	49%

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

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income and other income, net of loan purchases and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings, the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor, the period of time loans held for investment are outstanding, and the broker fees received from investment sales.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents a period-to-period comparison of the significant components of cash flows for the years ended December 31, 2015 and 2014.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	Year Ended December 31,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Net cash provided by (used in) operating activities	$(1,339,638)	$(729,496)	$(610,142)	84%
Net cash provided by (used in) investing activities	(22,232)	(115,640)	93,408	(81)%
Net cash provided by (used in) financing activities	1,385,504	787,927	597,577	76%
Cash and cash equivalents at end of period	$136,988	$113,354	$23,634	21%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(1,423,197)	$(776,544)	$(646,653)	83%
Net cash provided by (used in) operating activities, excluding loan origination activity	$83,559	$47,048	$36,511	78%

Cash flows from investing activities
Acquisitions, net of cash acquired	$(12,767)	$(23,417)	$10,650	(45)%
Originations of loans held for investment	(180,375)	(339,802)	159,427	(47)%
Principal collected on loans held for investment	172,323	250,104	(77,781)	(31)%
Net investment in loans held for investment	$(8,052)	$(89,698)	$81,646	(91)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,423,911	$774,935	$648,976	84%
Borrowings of interim warehouse notes payable	137,397	248,024	(110,627)	(45)%
Repayments of interim warehouse notes payable	(125,542)	(179,941)	54,399	(30)%
Repayments of secured borrowings	—	(22,050)	22,050	(100)%
Repurchase of common stock	$(50,261)	$(37,593)	$(12,668)	34%

The increase in the unrestricted cash balance is primarily the result of net income before noncontrolling interests of $82.6 million, partially offset by $10.9 million of net cash used for the EFG Acquisition and $50.3 million of cash used to repurchase shares of our own stock.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operations is primarily attributable to the net use of $1.4 billion for the funding of loan originations, net of sales of loans to third parties during 2015 compared to $776.5 million during 2014. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $83.6 million during 2015 compared to $47.0 million during 2014. The significant components of the change included a $31.2 million increase in net income before noncontrolling interests, a $9.5 million decrease in the investment in other assets, and a $30.8 million reduction in the investment in pledged securities and restricted cash, partially offset by a greater reduction to net income related to gains attributable to future servicing rights of $37.1 million.

The decrease in cash used in investing activities is primarily attributable to a decrease in the net investment in loans held for investment of $81.6 million. Additionally, we invested $12.8 million in asset acquisitions in 2015 compared to $23.4 million in 2014. The 2015 purchase price of $12.8 million consisted of $11.1 million of cash, less $0.2 million cash received, and $1.9 million in stock. The 2014 purchase price of $23.4 million consisted of $17.6 million of cash, less $0.1 million cash received, and $5.9 million in stock.

The increase in cash provided by financing activities was primarily attributable to the significant increase in net warehouse borrowings and reductions in repayments of interim warehouse notes payable and secured borrowings, partially offset by an increase in cash used to repurchase and retire shares of our common stock and a decrease in borrowings of interim warehouse notes payable. The increase in borrowings of warehouse notes payable was largely attributable to a larger increase in loans held for sale from December 31, 2014 to December 31, 2015 compared to the period from December 31, 2013 to December 31, 2014. The decrease in net borrowings of interim warehouse notes payable was principally due to an increase in loan payoffs year over year. The repayment of secured borrowings was a unique activity in 2014 with no comparable activity in 2015.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

The following table presents a period-to-period comparison of the significant components of cash flows for the years ended December 31, 2014 and 2013.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	Year Ended December 31,		Dollar	Percentage
(dollars in thousands)	2014	2013	Change	Change
Net cash provided by (used in) operating activities	$(729,496)	$836,908	$(1,566,404)	(187)%
Net cash provided by (used in) investing activities	(115,640)	(130,639)	14,999	(11)%
Net cash provided by (used in) financing activities	787,927	(600,733)	1,388,660	(231)%
Cash and cash equivalents at end of period	$113,354	$170,563	$(57,209)	(34)%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(776,544)	$797,723	$(1,574,267)	(197)%
Net cash provided by (used in) operating activities, excluding loan origination activity	$47,048	$39,185	$7,863	20%

Cash flows from investing activities
Acquisitions, net of cash acquired	$(23,417)	$—	$(23,417)	N/A
Originations of loans held for investment	(339,802)	(147,820)	(191,982)	130%
Principal collected on loans held for investment	250,104	21,700	228,404	1,053%
Net investment in loans held for investment	$(89,698)	$(126,120)	$36,422	(29)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$774,935	$(797,275)	$1,572,210	(197)%
Borrowings of interim warehouse notes payable	248,024	102,755	145,269	141%
Repayments of interim warehouse notes payable	(179,941)	(16,912)	(163,029)	964%
Borrowings of note payable	—	173,258	(173,258)	(100)%
Repayments of note payable	(1,750)	(80,925)	79,175	(98)%
Secured borrowings	—	22,050	(22,050)	(100)%
Repayments of secured borrowings	(22,050)	—	(22,050)	N/A
Repurchase of common stock	$(37,593)	$(3,025)	$(34,568)	1,143%

The decrease in the unrestricted cash balance is primarily the result of an increase in restricted cash and pledged securities of $26.5 million, an increase of $89.7 million in the unpaid principal balance of loans held for investment, net, $35.5 million of cash used to purchase common stock from one of our largest stockholders at that time, and $17.6 million of cash used for the JC Acquisition, partially offset by a net increase in interim notes payable borrowings of $68.1 million.

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

The increase in cash provided by financing activities is primarily attributable to the net borrowings of warehouse notes payable and note payable of $841.3 million in 2014, compared to net repayments of $619.1 million in 2013.  The increase was partially offset by a $34.6 million increase in cash used to repurchase our common stock and a reduction of $44.1 million in secured borrowing activity year over year.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our cash flow requirements consist of (i) short-term liquidity necessary to fund mortgage loans, (ii) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent, and advances on insurance and tax payments if the escrow funds are insufficient, (iii) liquidity necessary to fund loans held for investment, and (iv) liquidity necessary to fund our preferred equity investments.

We also require working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2015. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2015, the net worth requirement was $111.0 million and our net worth was $454.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2015, we were required to maintain at least $21.3 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2015, we had operational liquidity of $149.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. As of December 31, 2015, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, none of which has been funded. We expect to fund these commitments over the next 18 to 36 months, beginning in the first quarter of 2016. We may make additional commitments to fund preferred equity investments in the future.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million and invested $28.7 million of cash in acquisitions. During the first quarter of 2016, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock over the next 12 months. Additionally, we may execute additional acquisitions if the economics of such acquisitions are favorable.

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

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of December 31, 2015, we held substantially all of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $68.7 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2015 collateral requirements as outlined above. As of December 31, 2015, reserve requirements for the December 31, 2015 DUS loan portfolio will require us to fund $46.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2015.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of December 31, 2015.

	December 31, 2015
(dollars in thousands)	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Agency warehouse facility #1	$685,000	$418,891	30-day LIBOR plus 1.40% or 1.75%
Agency warehouse facility #2	1,900,000	1,619,800	30-day LIBOR plus 1.40%
Agency warehouse facility #3	490,000	227,305	30-day LIBOR plus 1.40%
Agency warehouse facility #4	250,000	—	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	450,000	212,988	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,775,000	$2,478,984

Interim warehouse facility #1	$85,000	$15,000	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	141,433	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	16,594	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$173,027
Total warehouse facilities	$4,135,000	$2,652,011

Agency Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs, we have five warehouse credit facilities that we use to fund substantially all of our loan originations. As of December 31, 2015, we had four committed warehouse lines of credit in the aggregate amount of $3.3 billion with certain national banks and a $0.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”).  Consistent with industry practice, four of these facilities are revolving commitments we expect to renew annually and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1:

We have a Warehousing Credit and Security Agreement with a national bank for a $685.0 million committed warehouse line that is scheduled to mature on October 31, 2016. The total commitment amount of $685.0 million as of December 31, 2015 consists of a base committed amount of $425.0 million and a temporary increase of $260.0 million, as more fully described below. The Warehousing Credit and Security Agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points.  The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on our operating subsidiary, Walker and Dunlop, LLC, (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by us, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

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

During the third quarter of 2015, we executed a temporary commitment increase agreement to the warehousing credit and security agreement. The agreement provides a temporary $260.0 million increase in the maximum borrowing capacity to allow us to fund a specific portfolio of loans. The temporary increase may be used only to fund the specific portfolio of loans and matures on the earlier of (i) February 16, 2016 and (ii) delivery of the specific portfolio of loans to the investor, at which time the maximum borrowing capacity returns to $425.0 million. Additionally, the borrowings under the temporary increase bear interest at LIBOR plus 175 basis points. All borrowings under the original warehousing and credit security agreement bear interest at LIBOR plus 140 basis points. During the fourth quarter of 2015, we executed the tenth amendment to the credit and security agreement that extended the maturity date to October 31, 2016. Also during the fourth quarter of 2015, we executed the 11th amendment to the credit and security agreement that reduced the interest rate to LIBOR plus 140 basis points. No other material modifications were made to the agreement during 2015.

Agency Warehouse Facility #2:

We have a Warehousing Credit and Security Agreement with a syndicate of national banks for a $1.9 billion committed warehouse line that is scheduled to mature on June 22, 2016. The total commitment amount of $1.9 billion as of December 31, 2015 consists of a base committed amount of $650.0 million and a temporary increase of $1.3 billion, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at LIBOR plus 140 basis points. During the second quarter of 2015, we executed the fourth amendment to the amended and restated credit and security agreement that extended the maturity date to June 22, 2016. During the fourth quarter of 2015, we executed the fifth amendment to the amended and restated credit and security agreement that reduced the interest rate to LIBOR plus 140 basis points.  Additionally, the fifth amendment changed the warehousing advance due date to February 15, 2016 for warehousing advances made in connection with Freddie Mac loan originations closed prior to the end of 2015. We also executed the sixth and seventh amendments that provided for a temporary increase to the maximum borrowing capacity in the amount of $1.3 billion (for a total maximum borrowing capacity of $1.9 billion) that matures on February 29, 2016, at which time the maximum borrowing capacity returns to $650.0 million. No other material modifications were made to the agreement during 2015.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

We have a $490.0 million committed warehouse credit and security agreement with a national bank. The total commitment amount of $490.0 million as of December 31, 2015 consists of a base committed amount of $240.0 million and a temporary increase of $250.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 140 basis points. During the second quarter of 2015, we executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $240.0 million and extended the maturity date to April 30, 2016. During the fourth quarter of 2015, we executed the third amendment to the warehousing credit and security agreement that provides a temporary $250.0 million increase in the maximum borrowing capacity that matures on February 29, 2016, at which time the maximum borrowing capacity returns to $240.0 million. Additionally, the third amendment provides for extended warehouse advance periods on all loan types financed under the credit and security agreement as long as the advance will be repaid prior to the expiration of the temporary increase. No other material modifications were made to the agreement during 2015.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

On December 21, 2015, we executed a Mortgage Warehousing Loan and Security Agreement that established Agency Warehouse Facility #4. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $250.0 million and is scheduled to mature on December 20, 2016. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.4 billion as of December 31, 2015 (“Interim Warehouse Facilities”).  Consistent with industry practice, one of these facilities is a revolving commitment we expect to renew annually and two are revolving commitments we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $85.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2016. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2015, we executed the fifth amendment to the credit and security agreement. The amendment extended the maturity date to April 30, 2016, increased the maximum borrowing capacity to $85.0 million, and reduced the interest rate applicable under the facility to LIBOR plus 190 basis points. No other material modifications were made to the agreement during 2015.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Interim Warehouse Facility #2:

We have a $200.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2017.  The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2015, we executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $200.0 million. During the fourth quarter of 2015, we executed the third amendment to the credit and security agreement that, among other things, extended the maturity date to December 13, 2017. No other material modifications were made to the agreement during 2015.

The credit agreement, as amended and restated, requires the borrower and the Company to abide by the same financial covenants as Agency Warehouse Facility #1, described above, with the following additional financial covenants:

•	rolling four-quarter EBITDA, as defined, of not less than $35 million and
•	debt service coverage ratio, as defined, of not less than 2.75 to 1.0

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 19, 2016. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility.  Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the fourth quarter of 2015, we executed the first amendment to the repurchase agreement that increased the maximum borrowing capacity to $75.0 million. No other material modifications were made to the agreement during 2015.

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

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of December 31, 2015, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

As noted previously, we increased our ownership interest in the CMBS Partnership to 100% effective January 1, 2016. The CMBS Partnership has two master repurchase and security agreements with national banks with a combined maximum borrowing capacity of $200.0 million. The CMBS Partnership uses these warehouse lines and its own cash to fund loans held for sale under the CMBS Program. We believe these two lines and our own corporate cash will provide sufficient capital to operate the CMBS Program for the foreseeable future.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The calculated Consolidated Corporate Leverage Ratio dropped to below 2.50 in 2014. Consequently, the applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of December 31, 2015.

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

In addition, the Term Loan Agreement requires us to abide by certain financial covenants calculated for us and our subsidiaries on a consolidated basis as follows:

•

As of the last day of any fiscal quarter ending during the periods specified below, permit the Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement) to be greater than the corresponding ratio set forth below:

	Maximum Ratio
Closing Date through December 31, 2014	5.00	to	1.0
January 1, 2015 through December 31, 2015	4.75	to	1.0
January 1, 2016 to December 31, 2016	4.50	to	1.0
January 1, 2017 and thereafter	4.25	to	1.0

•	As of the last day of any fiscal quarter permit the Consolidated Corporate Interest Coverage Ratio (as defined in the Term Loan Agreement) to be less than 2.75 to 1.00.
•	As of the last day of any fiscal quarter permit the Asset Coverage Ratio (as defined in the Term Loan Agreement) to be less than 1.50 to 1.00.

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

As of December 31, 2015, the outstanding principal balance of the note payable was $168.4 million.

The note payable and the warehouse facilities are senior obligations of the Company.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	For the year ended December 31,
(dollars in thousands)	2015	2014	2013
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$17,180,577	$15,116,490	$13,232,089
Fannie Mae Modified Risk	4,970,569	4,747,015	4,375,148
Freddie Mac Modified Risk	53,506	53,635	68,559
GNMA - HUD Full Risk	4,585	4,728	4,863
Total risk-sharing servicing portfolio	$22,209,237	$19,921,868	$17,680,659

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$763,942	$657,920	$1,745,643
Freddie Mac No Risk	17,756,501	12,863,070	10,203,172
GNMA - HUD No Risk	5,653,224	5,824,253	5,039,331
Brokered	3,171,675	4,423,396	4,132,602
CMBS	424,315	116,065	—
Total non risk-sharing servicing portfolio	$27,769,657	$23,884,704	$21,120,748

Total loans serviced for others	$49,978,894	$43,806,572	$38,801,407

Interim loans (full risk) servicing portfolio	233,370	225,318	135,620

Total servicing portfolio unpaid principal balance	$50,212,264	$44,031,890	$38,937,027

At risk servicing portfolio (1)	$19,544,422	$17,393,870	$15,144,146
Maximum exposure to at risk portfolio (2)	4,062,971	4,072,911	3,698,789
60+ Day delinquencies, within at risk portfolio	—	16,610	3,349
At risk loan balances associated with allowance for risk-sharing obligations	$16,884	$25,609	$52,019

Allowance for risk-sharing obligations:
Beginning balance	$3,904	$7,363	$15,670
Provision for risk-sharing obligations	1,680	1,783	881
Allowance for risk-sharing obligations, assumed from acquisitions	—	—	—
Net write-offs	(808)	(5,242)	(9,188)
Other	810	—	—
Ending balance	$5,586	$3,904	$7,363

60+ Day delinquencies as a percentage of the at risk portfolio	0.00%	0.10%	0.02%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.03%	0.02%	0.05%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.03%	0.06%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	33.08%	15.24%	14.15%
Allowance for risk-sharing as a percentage of maximum exposure	0.14%	0.10%	0.20%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.82%	0.71%	0.83%

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

Risk-Sharing Losses	Percentage Absorbed by Us
First 5% of UPB at the time of loss settlement	100%
Next 20% of UPB at the time of loss settlement	25%
Losses above 25% of UPB at the time of loss settlement	10%
Maximum loss	20% of origination UPB

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

The provisions have been for Fannie Mae loans with full risk-sharing. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. Our estimates of value are determined considering broker opinions and other sources of market value information relevant to underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

As of December 31, 2015 and 2014, $0 and $16.6 million, respectively, of our at risk balances was more than 60 days delinquent. For the years ended December 31, 2015, 2014, and 2013, our provisions for risk-sharing obligations were $1.7 million, $1.8 million and $0.9 million, respectively.

As of December 31, 2015 and 2014, our allowance for risk-sharing obligations was $5.6 million and $3.9 million, respectively, or three basis points and two basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower for a period of four months. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of December 31, 2015, we had advanced $0.1 million of principal and interest payments on the loans associated with our $5.6 million allowance. Accordingly, if the $5.6 million in estimated losses is ultimately realized, we would be required to fund an additional $5.5 million. As of December 31, 2014, we had advanced $0.6 million of principal and interest payments on the loans associated with our $3.9 million allowance at that time.

For the ten-year period from January 1, 2006 through December 31, 2015, we recognized net write-offs of risk-sharing obligations of $22.6 million, or an average of two basis points annually of the average at risk Fannie Mae portfolio balance.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. We believe our recurring cash flows from operations and proceeds from loan sales and loan payoffs will provide sufficient cash flows to cover the scheduled payments over the near term related to our contractual obligations outstanding as of December 31, 2015.

Contractual payments due under warehouse facility obligations, long-term debt, and other obligations at December 31, 2015 are as follows (in thousands):

			Due after 1	Due after 3
		Due in 1 Year	Year through 3	Years through	Due after 5
	Total	or Less	Years	5 Years	Years
Long-term debt (1)	$211,709	$9,918	$19,671	$182,120	$—
Warehouse facilities (2)	2,663,095	2,586,816	76,279	—	—
Operating leases	29,419	4,818	8,893	7,316	8,392
Purchase obligations	2,197	960	1,234	3	—
Total	$2,906,420	$2,602,512	$106,077	$189,439	$8,392

(1)	Interest for long-term debt is based on a variable rate. Such interest is included here and based on the effective interest rate for long-term debt as of December 31, 2015.
(2)

To be repaid from proceeds from loan sales for facilities relating to loans held for sale and from proceeds from payoffs for facilities relating to loans held for investment under the Interim Program. Includes interest at the effective interest rate for warehouse borrowings as of December 31, 2015.

New/Recent Accounting Pronouncements

In April 2015, Accounting Standards Update 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, was issued. ASU 2015-03 requires that debt issuance costs related to a note be presented in the balance sheet as a direct deduction from the face amount of that note. Previous GAAP required that debt issuance costs be presented as an asset. We early adopted ASU 2015-03 during the second quarter of 2015 and retrospectively applied the ASU to prior-period balances as required by the ASU. The adoption of ASU 2015-03 did not have a material impact on our reported financial results or our operations, including compliance with debt covenants.

In April 2015, Accounting Standards Update 2015-05 (“ASU 2015-05”), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, was issued. ASU 2015-05 provides entities with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for the annual and interim periods beginning January 1, 2016, with early adoption permitted. Entities may select retrospective or prospective adoption of ASU 2015-05. We prospectively adopted ASU 2015-05 in the first quarter of 2016, with no impact to our financial results or operations.

In September 2015, Accounting Standards Update 2015-16 (“ASU 2015-16”), Simplifying the Accounting for Measurement-Period Adjustments, was issued. ASU 2015-16 eliminates the requirement to restate prior-period financial statements for measurement-period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We early adopted ASU 2015-16 in the fourth quarter of 2015, with no impact to our financial results or operations.

In August 2015, Accounting Standard Update 2015‑14 (“ASU 2015-14”), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued. ASU 2015‑14 deferred the effective date of Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, by one year. The new effective date applicable to us for ASU 2014-09 is January 1, 2018. We are still in the process of selecting a transition method and evaluating the impact ASU 2014-09 will have on our financial statements; however, we do not believe ASU 2014-09 will have a material impact on our financial results or our operations.

In January 2016, Accounting Standards Update 2016-01 (“ASU 2016-01”), Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities, was issued. The guidance requires that unconsolidated equity investments not accounted for under the equity method be recorded at fair value, with changes in fair value recorded through net income. The accounting principles that permitted available-for-sale classification with unrealized holding gains and losses recorded in other comprehensive income for equity securities will no longer be applicable. The guidance is not applicable to debt securities and loans and requires minor changes to the disclosure and presentation of financial instruments. The effective date of ASU 2016-01 for us is January 1, 2018. We do not believe that ASU 2016-01 will have a material impact on our reported financial results or our operations.

There were no other accounting pronouncements issued during 2015 or 2016 that have the potential to impact us.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

For loans held for sale to Fannie Mae, Freddie Mac, and HUD, we are not currently exposed to interest rate risk during the loan commitment, closing, and delivery processes. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is typically effectuated within 60 days of closing. The coupon rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2015 and 2014 was 43 basis points and 17 basis points, respectively. A 100 basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $10.6 million based on our escrow balance as of December 31, 2015 compared to $10.9 million based on our escrow balance as of December 31, 2014. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $4.5 million based on the escrow balance as of December 31, 2015 compared to $1.9 million based on our escrow balance as of December 31, 2014.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100 basis point increase in 30-day LIBOR would decrease our annual net warehouse interest income by approximately $9.1 million based on our outstanding warehouse balance as of December 31, 2015 compared to $6.3 million based on our outstanding warehouse balance as of December 31, 2014. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $3.9 million based on our outstanding warehouse balance as of December 31, 2015 compared to $1.1 million as of December 31, 2014.

All of our corporate debt is based on 30-day LIBOR. A 100 basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $0.7 million based on our outstanding corporate debt as of December 31, 2015 compared to $0.3 million based on our outstanding corporate debt as of December 31, 2014. A decrease in 30-day LIBOR to zero would not have an impact on our 2015 or 2014 annual earnings as our corporate debt outstanding as of December 31, 2015 and 2014 had a LIBOR floor of 100 basis points.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $16.0 million as of December 31, 2015 compared to $15.4 million as of December 31, 2014. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of December 31, 2015, 87% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 84% as of December 31, 2014; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

None.

Item 9A. Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2016 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See “Available Information.”

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

Item 14. Principal Accounting Fees and Services.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “AUDIT RELATED MATTERS.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(a)Financial Statements

Walker & Dunlop, Inc. and Subsidiaries Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)Exhibits

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, by and between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, Howard W. Smith, III and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Formation Agreement, dated January 30, 2009, by and among Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Column Guaranteed LLC and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.2†

Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.3†

Amendment to the Employment Agreement between Walker & Dunlop, Inc. and William M. Walker, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.4†

Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.5†

Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Howard W. Smith, III, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.6†

Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard Warner (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.7†

Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Richard Warner, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.8†

Employment Agreement, dated October 27, 2010, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

10.9†

Amendment to the Employment Agreement between Walker & Dunlop, Inc. and Richard M. Lucas, effective as of December 14, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.10†

Employment Agreement, dated March 3, 2013 between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2013)

10.11†

2010 Long Term Incentive Plan of Walker & Dunlop, LLC, dated January 1, 2010 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.12†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)
10.13†*	Management Deferred Stock Unit Purchase Plan, as amended
10.14†*	Management Deferred Stock Unit Purchase Matching Program, as amended
10.15†	Form of Restricted Common Stock Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.16†

Amendment to Restricted Stock Award Agreement (Employee) (2010 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.17†	Form of Restricted Common Stock Award Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.18†

Amendment to Restricted Stock Award Agreement (Director) (2010 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.19†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.20†	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.21†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.22†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.23†

Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.24†

Form of Amendment to Deferred Stock Unit Award Agreement (Purchase Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.25†	Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.26†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.27†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.28†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.29†	Form of Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.30†	Form of Restricted Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.31†	Form of Deferred Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.32†	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)
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

10.38†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.39†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Edmund F. Taylor (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.40†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.41†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Cynthia A. Hallenbeck (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.42†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.43†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard C. Warner (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.44†

Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Andrew C.  Florance (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.45†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.46†

Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.47†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.48

Amended and Restated Warehousing Credit and Security Agreement, dated as of June 25, 2013, by and among Walker & Dunlop, LLC, as borrower, Walker & Dunlop, Inc., as guarantor, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.49

First Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.50

Second Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 17, 2014, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

10.51

Third Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of August 26, 2014, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.52

Fourth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 17, 2015, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2015)

10.53

Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of October 26, 2015, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2015)

10.54

Sixth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of December 24, 2015, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015)

10.55

Amended and Restated Guaranty and Suretyship Agreement, dated as of June 25, 2013, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.56

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.57

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.58

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.59

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.60

Warehousing Credit and Security Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., the other lenders party thereto from time to time and Bank of America, N.A., as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.61

First Amendment to Warehousing Credit and Security Agreement, dated as of December 6, 2012, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2012)

10.62

Second Amendment to Warehousing Credit and Security Agreement, dated as of February 1, 2013, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013)

10.63

Third Amendment to Warehousing Credit and Security Agreement, dated as of April 12, 2013, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)

10.64

Fourth Amendment to Warehousing Credit and Security Agreement, dated as of June 13, 2013, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013)

10.65

Fifth Amendment to Warehousing Credit and Security Agreement, dated as of August 30, 2013, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013)

10.66

Sixth Amendment to Warehousing Credit and Security Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.67

Seventh Amendment to Warehousing Credit and Security Agreement, dated as of August 26, 2014, by and among Walker & Dunlop, LLC, as borrower, Bank of America, N.A., as credit agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.68

Eighth Amendment to Warehousing Credit and Security Agreement, dated as of November 3, 2014, by and between Walker & Dunlop, LLC, as borrower and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014)

10.69

Ninth Amendment to Warehousing Credit and Security Agreement, dated as of April 30, 2015, by and between Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2015)

10.70

Tenth Amendment to Warehousing Credit and Security Agreement, dated as of November 2, 2015, by and between Walker & Dunlop, LLC, as borrower and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2015)

10.71

Eleventh Amendment to Warehousing Credit and Security Agreement, dated as of November 18, 2015, by and between Walker & Dunlop, LLC, as borrower and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2015)

10.72

Temporary Increase Agreement, dated September 28, 2012, by and between Walker & Dunlop, LLC, as borrower and Bank of America, N.A. as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012)

10.73

Temporary Commitment Increase Agreement, dated December 22, 2014, by and between Walker & Dunlop, LLC, as borrower, and Bank of America, N.A. as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.74

Temporary Commitment Increase Agreement, dated as of March 25, 2015, by and between Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015)

10.75

Temporary Commitment Increase Agreement, dated as of August 27, 2015, by and between Walker & Dunlop, LLC, as borrower, and Bank of America, N.A., as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015)

10.76

Warehousing Commitment Termination Agreement, dated as of September 24, 2014, by and among Walker & Dunlop, LLC, TD Bank, N.A. and Bank of America, N.A. as credit agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2014)

10.77

Credit Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.78

First Amendment to Credit Agreement, dated as of March 10, 2015, by and among Walker & Dunlop, Inc., as borrower, certain subsidiary guarantors, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015)

10.79

Guarantee and Collateral Agreement, dated as of December 20, 2013, among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.80

Stock Purchase Agreement, dated as of March 14, 2014, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2014)

21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2015
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	XBRL Instance Document
101.2*	XBRL Taxonomy Extension Schema Document
101.3*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4*	XBRL Taxonomy Extension Definition Linkbase Document
101.5*	XBRL Taxonomy Extension Label Linkbase Document
101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:Denotes a management contract or compensation plan, contract or arrangement.

*:Filed herewith.

**: Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walker & Dunlop, Inc.
By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 26, 2016

William M. Walker	Officer (Principal Executive Officer)

/s/ Alan J. Bowers	Director	February 26, 2016

Alan J. Bowers

/s/ Andrew C. Florance	Director	February 26, 2016

Andrew C. Florance

/s/ Cynthia A. Hallenbeck	Director	February 26, 2016

Cynthia A. Hallenbeck

/s/ Michael D. Malone	Director	February 26, 2016

Michael D. Malone

/s/ John Rice	Director	February 26, 2016

John Rice

/s/ Dana L. Schmaltz	Director	February 26, 2016

Dana L. Schmaltz

/s/ Howard W. Smith, III	President and Director	February 26, 2016

Howard W. Smith, III

/s/ Stephen P. Theobald	Executive Vice President, Chief Financial	February 26, 2016

Stephen P. Theobald	Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walker & Dunlop, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016, expressed an unqualified opinion on the effectiveness of Walker & Dunlop, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc.:

We have audited Walker & Dunlop, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Walker & Dunlop, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Walker & Dunlop, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 26, 2016

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except per share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$136,988	$113,354
Restricted cash	5,306	13,854
Pledged securities, at fair value	72,190	67,719
Loans held for sale, at fair value	2,499,111	1,072,116
Loans held for investment, net	231,493	223,059
Servicing fees and other receivables, net	23,844	23,234
Derivative assets	11,678	14,535
Mortgage servicing rights	412,348	375,907
Goodwill and other intangible assets	91,488	76,586
Other assets	30,545	29,026
Total assets	$3,514,991	$2,009,390

Liabilities
Accounts payable and other liabilities	$67,684	$60,635
Performance deposits from borrowers	5,112	13,668
Derivative liabilities	1,333	4,877
Guaranty obligation, net of accumulated amortization	27,570	24,975
Allowance for risk-sharing obligations	5,586	3,904
Deferred tax liabilities, net	101,425	84,506
Warehouse notes payable	2,649,470	1,214,279
Note payable	164,462	169,095
Total liabilities	$3,022,642	$1,575,939

Equity
Preferred shares, 50,000 authorized, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,466 shares at December 31, 2015 and 31,822 shares at December 31, 2014	295	318
Additional paid-in capital	215,575	224,164
Retained earnings	272,030	208,969
Total stockholders’ equity	$487,900	$433,451
Noncontrolling interests	4,449	—
Total equity	$492,349	$433,451
Commitments and contingencies (Note 11)	—	—
Total liabilities and equity	$3,514,991	$2,009,390

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2015, 2014, and 2013

(In thousands, except per share data)

	2015	2014	2013
Revenues
Gains from mortgage banking activities	$290,466	$221,983	$203,671
Servicing fees	114,757	98,414	90,215
Net warehouse interest income, loans held for sale	14,541	11,343	6,214
Net warehouse interest income, loans held for investment	9,419	6,151	1,231
Escrow earnings and other interest income	4,473	4,526	4,008
Other	34,542	18,355	13,700
Total revenues	$468,198	$360,772	$319,039

Expenses
Personnel	$184,590	$149,374	$133,667
Amortization and depreciation	96,193	79,367	72,876
Amortization of intangible assets	1,980	771	3,079
Provision for credit losses	1,644	2,206	1,322
Interest expense on corporate debt	9,918	10,311	3,743
Other operating expenses	38,507	34,831	37,565
Total expenses	$332,832	$276,860	$252,252
Income from operations	$135,366	$83,912	$66,787
Income tax expense	52,771	32,490	25,257
Net income before noncontrolling interests	$82,595	$51,422	$41,530
Less: Net income from noncontrolling interests	467	—	—
Walker & Dunlop net income	$82,128	$51,422	$41,530

Basic earnings per share	$2.76	$1.60	$1.23
Diluted earnings per share	$2.65	$1.58	$1.21

Basic weighted average shares outstanding	29,754	32,210	33,764
Diluted weighted average shares outstanding	30,949	32,624	34,336

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Years ended December 31, 2015, 2014, and 2013

(In thousands)

		Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances at December 31, 2012	33,568	$336	$236,823	$116,017	$—	$353,176
Walker & Dunlop net income	—	—	—	41,530	—	41,530
Stock-based compensation	—	—	8,764	—	—	8,764
Issuance of common stock in connection with equity compensation plans	593	6	1,133	—	—	1,139
Repurchase and retirement of common stock	(161)	(2)	(3,023)	—	—	(3,025)
Tax benefit from vesting of restricted shares	—	—	1,257	—	—	1,257
Balances at December 31, 2013	34,000	$340	$244,954	$157,547	$—	$402,841
Walker & Dunlop net income	—	—	—	51,422	—	51,422
Stock-based compensation	—	—	9,063	—	—	9,063
Issuance of common stock in connection with equity compensation plans	403	4	1,832	—	—	1,836
Issuance of unvested restricted common stock in connection with acquisitions	—	—	5,920	—	—	5,920
Repurchase and retirement of common stock (NOTE 13)	(2,581)	(26)	(37,567)	—	—	(37,593)
Tax benefit from vesting of restricted shares	—	—	(38)	—	—	(38)
Balance at December 31, 2014	31,822	$318	$224,164	$208,969	$—	$433,451
Walker & Dunlop net income	—	—	—	82,128	—	82,128
Net income from noncontrolling interests	—	—	—	—	467	467
Stock-based compensation	—	—	13,428	—	—	13,428
Issuance of common stock in connection with equity compensation plans	815	8	5,653	—	—	5,661
Issuance of unvested restricted common stock in connection with acquisitions	—	—	1,892	—	—	1,892
Repurchase and retirement of common stock (NOTE 13)	(3,171)	(31)	(31,163)	(19,067)	—	(50,261)
Tax benefit from vesting of restricted shares	—	—	1,410	—	—	1,410
Noncontrolling interests acquired	—	—	—	—	4,339	4,339
Other	—	—	191	—	(357)	(166)
Balance at December 31, 2015	29,466	$295	$215,575	$272,030	$4,449	$492,349

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014, and 2013

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income before noncontrolling interests	$82,595	$51,422	$41,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(133,631)	(96,515)	(91,972)
Change in the fair value of premiums and origination fees (NOTE 2)	1,959	2,059	9,457
Amortization and depreciation	98,173	80,138	75,955
Stock compensation-equity and liability classified	14,084	9,994	9,194
Provision for credit losses	1,644	2,206	1,322
Deferred tax expense	16,919	10,260	18,211
Originations of loans held for sale	(12,111,553)	(8,103,452)	(5,818,792)
Sales of loans to third parties	10,688,356	7,326,908	6,616,515
Amortization of deferred loan fees and costs	(1,775)	(1,273)	(200)
Amortization of debt issuance costs and debt discount	3,756	4,174	3,036
Origination fees received from loans held for investment	1,429	2,145	691
Tax shortfall (benefit) from vesting of equity awards	(1,410)	38	(1,257)
Cash paid to settle risk-sharing obligations	(795)	(2,138)	(5,290)
Changes in:
Restricted cash and pledged securities	4,268	(26,495)	(14,467)
Servicing fees and other receivables	(623)	1,943	9,746
Other assets	(2,217)	(11,759)	6,755
Accounts payable and other liabilities	7,739	12,415	(19,257)
Performance deposits from borrowers	(8,556)	8,434	(4,269)
Net cash provided by (used in) operating activities	$(1,339,638)	$(729,496)	$836,908

Cash flows from investing activities
Capital expenditures	$(1,413)	$(2,525)	$(4,519)
Acquisitions, net of cash acquired	(12,767)	(23,417)	—
Originations of loans held for investment	(180,375)	(339,802)	(147,820)
Principal collected on loans held for investment	172,323	250,104	21,700
Net cash provided by (used in) investing activities	$(22,232)	$(115,640)	$(130,639)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,423,911	$774,935	$(797,275)
Borrowings of interim warehouse notes payable	137,397	248,024	102,755
Repayments of interim warehouse notes payable	(125,542)	(179,941)	(16,912)
Borrowings of note payable	—	—	173,258
Repayments of note payable	(4,819)	(1,750)	(80,925)
Secured borrowings	—	—	22,050
Repayments of secured borrowings	—	(22,050)	—
Proceeds from issuance of common stock	7,553	7,756	1,139
Repurchase of common stock	(50,261)	(37,593)	(3,025)
Debt issuance costs	(4,145)	(1,416)	(3,055)
Tax benefit (shortfall) from vesting of equity awards	1,410	(38)	1,257
Net cash provided by (used in) financing activities	$1,385,504	$787,927	$(600,733)

Net increase (decrease) in cash and cash equivalents	$23,634	$(57,209)	$105,536
Cash and cash equivalents at beginning of period	113,354	170,563	65,027
Cash and cash equivalents at end of period	$136,988	$113,354	$170,563

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$32,854	$23,950	$14,813
Cash paid for taxes	$34,832	$18,481	$881

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

Walker & Dunlop, Inc. is a holding company and conducts substantially all of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products and provides multifamily investment sales brokerage services. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). The Company also offers proprietary loan programs offering interim loans and loans for a Commercial Mortgage Backed Securities (“CMBS”) execution and multifamily investment sales brokerage services.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and all of its consolidated entities. All intercompany transactions have been eliminated. The Company has evaluated all subsequent events.

The Company offers a CMBS lending program (“CMBS Program”) through a partnership with a large institutional investor, in which the Company owned a 40% interest at December 31, 2015 (“CMBS Partnership”). The CMBS Partnership began operations in 2014. During the second quarter of 2015, the Company increased its ownership percentage from 20% to 40%. During 2015 and 2014, the Company accounted for its ownership interest under the equity method of accounting. The increase in ownership percentage has not had a material impact on the Company’s financial results. Effective January 1, 2016, the Company increased its ownership percentage in the CMBS Partnership to 100%, making the CMBS Partnership a wholly owned subsidiary of the Company. Consequently, the Company began to consolidate the CMBS Partnership’s balances beginning with the first quarter of 2016.

Use of Estimates—The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including guaranty obligations, allowance for risk-sharing obligations, allowance for loan losses, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Gains from Mortgage Banking Activities—Gains from mortgage banking activities income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any risk-sharing obligations. For loans the Company brokers, gains from mortgage banking activities are recognized when the loan is closed and represent the origination fee earned by the Company. The co-broker fees for the years ended December 31, 2015, 2014, and 2013 were $18.0 million, $15.9 million and $23.0 million, respectively.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

conditions are met. The Company has determined that all loans sold have met these specific conditions and accounts for all transfers of mortgage loans and mortgage participations as completed sales.

When a mortgage loan is sold, the Company retains the right to service the loan and initially recognizes the mortgage servicing right (“MSR”) at fair value. Subsequent to the initial measurement date, MSRs are amortized using the interest method over the period that servicing income is expected to be received. Note 4 contains additional explanation of the Company’s accounting policies related to MSRs.

Guaranty Obligation and Allowance for Credit Losses—When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. At inception, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. The recognized guaranty obligation is the greater of the fair value of the Company’s obligation to stand ready to perform over the term of the guaranty (the noncontingent guaranty) and the fair value of the Company’s obligation to make future payments should those triggering events or conditions occur (contingent guaranty).

Historically, the fair value of the contingent guaranty at inception has been de minimis; therefore, the fair value of the noncontingent guaranty has been recognized. In determining the fair value of the guaranty obligation, the Company considers the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan (historically three to five basis points per year) discounted using a 12-15 percent discount rate. The discount rate used is consistent with what is used for the calculation of the MSR for each loan. The estimated life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty. Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method, unless, as discussed more fully below, the loan defaults or management determines that the loan’s risk profile is such that amortization should cease.

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each risk-sharing loan for events or conditions which may signal a potential default. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable (as the loan is probable of foreclosure or in foreclosure), the Company records a liability for the estimated allowance for risk-sharing (a “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision for credit losses in the Consolidated Statements of Income, along with a write-off of the associated loan-specific MSR. The amount of the allowance considers the Company’s assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing.  We regularly monitor the specific reserves on all applicable loans and update loss estimates as current information is received.

In addition to the specific reserves discussed above, the Company also records an allowance for risk-sharing obligations related to risk-sharing loans on its watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, the Company continues to carry a guaranty obligation. The Company calculates the general reserves based on a migration analysis of the loans on its historical watch lists, adjusted for qualitative factors. When the Company places a risk-sharing loan on its watch list, the Company ceases to amortize the guaranty obligation and transfers the remaining unamortized balance of the guaranty obligation to the general reserves. The Company recognizes a provision for risk-sharing obligations to the extent the calculated general reserve exceeds the remaining unamortized guaranty obligation. If a risk-sharing loan is subsequently removed from the watch list due to improved financial performance or other factors, the Company transfers the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortizes the remaining unamortized balance evenly over the remaining estimated life.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loans Held for Investment, net—The Company offers an interim loan program for floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent GSE or HUD financing (the “Interim Program”). These loans are classified as held for investment on the Company’s consolidated balance sheet during such time that they are outstanding. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics with no geographic concentration.

The Company uses the interest method to determine an effective yield to amortize the loan fees and costs on real estate loans held for investment. All loans held for investment are floating-rate loans; therefore, the Company uses the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments, if any, to determine periodic amortization. As of December 31, 2015, Loans held for investment, net consisted of $233.4 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $0.8 million of allowance for loan losses. As of December 31, 2014, Loans held for investment, net consisted of $225.3 million of unpaid principal balance less $1.4 million of net unamortized deferred fees and costs and $0.9 million of allowance for loan losses.

The Company will reclassify loans held for investment as loans held for sale if it determines that the loans will be sold or transferred to third parties. To date, the Company has not sold any of its loans held for investment.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in the portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by the outstanding portfolio balance, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The allowance for loan losses recorded as of December 31, 2015 and December 31, 2014 is based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2015 or December 31, 2014. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program.

Provision for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision for credit losses in the Consolidated Statements of Income. Provision for credit losses consisted of the following activity for the years ended December 31, 2015, 2014, and 2013:

(in thousands)	2015	2014	2013
Provision for loan losses	$(36)	$423	$441
Provision for risk-sharing obligations	1,680	1,783	881
Provision for credit losses	$1,644	$2,206	$1,322

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Business Combinations—The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the purchase price over the assets acquired, identifiable intangible assets and liabilities assumed is recognized as goodwill. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustment to goodwill in the reporting period in which the adjustment is identified. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s Consolidated Statements of Income.

Goodwill—The Company does not amortize goodwill; instead, it evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. The Company performs its impairment testing annually as of October 1. The annual impairment analysis begins by comparing the Company’s market capitalization to its net assets. If the market capitalization exceeds the net asset value, further analysis is not required, and goodwill is not considered impaired. As of the date of our latest annual impairment test, October 1, 2015, the Company’s market capitalization exceeded its net asset value by $355.1 million, or 76.8%. As of December 31, 2015, there have been no events subsequent to that analysis that are indicative of an impairment loss.

Derivative Assets and Liabilities—Certain loan commitments and forward sales commitments meet the definition of a derivative and are recorded at fair value in the Consolidated Balance Sheets. The estimated fair value of loan commitments includes the fair value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the risk-sharing obligation. The estimated fair value of forward sale commitments includes the effects of interest rate movements between the trade date and balance sheet date. Adjustments to the fair value are reflected as a component of income within Gains on mortgage banking in the Consolidated Statements of Income.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status at December 31, 2015 and 2014.

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

Stock option awards are granted principally to executive officers, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and are granted with a ten-year exercise period, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of the grant, the estimated option life, the estimated dividend yield, a “risk-free” interest rate, and the expected volatility. For each of the years presented, the Company used the simplified method to estimate the expected term of the options as the Company did not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term. The Company uses an estimated dividend yield of zero as the Company has not historically issued dividends and does not currently pay dividends. For the “risk-free” rate, the Company uses a U.S. Treasury strip due in a number of years equal to the option’s expected term. The expected volatility was calculated based on the following methodologies for the years ended December 31, 2015, 2014, and 2013. For stock option awards granted in 2013, the Company used a blended volatility rate based on the historical volatility of its own common stock and common stock of a group of peer companies. For stock option awards granted in 2014 and beyond, the Company used the historical volatility of its own common stock. The Company issues new shares from the pool of authorized but not yet issued shares when an employee exercises stock options.

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

The Company did not meet the performance targets specific to the 2013 PSP and thus recorded no compensation expense related to this plan. The Company has concluded that it is probable that it will meet the two performance targets related to the 2014 PSP at varying levels. Accordingly, the Company recognized $3.9 million and $1.0 million of compensation expense related to the 2014 PSP plan for the years ended December 31, 2015 and 2014, respectively.

Generally, the Company’s stock option and restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment.  Restricted stock awards for non-employee directors fully vest after one year.

Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis, for each separately vesting portion of the award as if the award were in substance multiple awards, over the requisite service period of the award. Forfeiture assumptions are evaluated annually and updated as necessary. Compensation is recognized within the income statement as Personnel, the same expense line as the cash compensation paid to the respective employees.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the years ended December 31, 2015, 2014, and 2013 are the following components:

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the year ended December 31,
(in thousands)	2015	2014	2013
Warehouse interest income - loans held for sale	$37,675	$24,615	$17,576
Warehouse interest expense - loans held for sale	(23,134)	(13,272)	(11,362)
Net warehouse interest income - loans held for sale	$14,541	$11,343	$6,214

Warehouse interest income - loans held for investment	$15,456	$11,092	$3,583
Warehouse interest expense - loans held for investment	(6,037)	(4,941)	(2,352)
Net warehouse interest income - loans held for investment	$9,419	$6,151	$1,231

Statement of Cash Flows—The Company records the fair value of premiums and origination fees as a component of the fair value of derivatives when a loan intended to be sold is rate locked and records the related income within Gains from mortgage banking activities within the Consolidated Statements of Income. The cash for the origination fee is received upon closing of the loan, and the cash for the premium is received upon loan sale, resulting in a mismatch of the recognition of income and the receipt of cash in a given period when the derivative or loan held for sale remains outstanding at period end.

The Company accounts for this mismatch by recording an adjustment called Change in the fair value of premiums and origination fees within the Consolidated Statements of Cash Flows. The amount of the adjustment reflects a reduction to cash provided by or used in operations for the amount of income recognized upon rate lock (i.e., non-cash income) for derivatives and loans held for sale outstanding at period end and an increase to cash provided by or used in operations for cash received upon loan origination or sale for derivatives and loans held for sale that were outstanding at prior period end. When income recognized upon rate lock is greater than cash received upon loan origination or sale, the adjustment is a negative amount. When income recognized upon rate lock is less than cash received upon loan origination or loan sale, the adjustment is a positive amount.

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

The Company had no accruals for tax uncertainties as of December 31, 2015 and 2014.

Comprehensive Income—For the years ended December 31, 2015, 2014, and 2013, comprehensive income equaled Net income before noncontrolling interests; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (Notes 5 and 11), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. The balance of securities pledged against Fannie Mae risk-sharing obligations and included as a component of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2015 and 2014 was $70.9 million and $63.1 million, respectively. Additionally, the Company has pledged an immaterial amount of cash as collateral against its risk-sharing obligations with Fannie Mae and Freddie Mac. The pledged securities as of December 31, 2015 and 2014 consist primarily of a

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

highly liquid investment valued using quoted market prices from recent trades.

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2015 and 2014.

Restricted Cash—Restricted cash represents primarily good faith deposits from borrowers. The Company records a corresponding liability for these good faith deposits from borrowers within Performance deposits from borrowers within the Consolidated Balance Sheets.

Servicing Fees and Other Receivables, Net—Servicing fees and other receivables, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, general accounts receivable, and advances of principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments, to the extent such amounts are determined to be reimbursable and recoverable. Advances related to Fannie Mae at-risk loans may be used to reduce the amount of cash required to settle loan losses under the Company’s risk-sharing obligation with Fannie Mae.

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

Recently Adopted Accounting Pronouncements—In April 2015, Accounting Standards Update 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, was issued. ASU 2015-03 requires that debt issuance costs related to a note be presented in the balance sheet as a direct deduction from the face amount of that note. Previous GAAP required that debt issuance costs be presented as an asset. As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, the Company early adopted ASU 2015-03 during the second quarter of 2015 and retrospectively applied the ASU to prior-period balances as required by the ASU. The adoption of ASU 2015-03 had the following impact on the December 31, 2014 balances reported in the Consolidated Balance Sheets.

(in thousands)	December 31, 2014
As previously reported under GAAP applicable at the time
Other assets	33,663
Warehouse notes payable	1,216,245
Note payable	171,766

As currently reported under ASU 2015-03
Other assets	29,026
Warehouse notes payable	1,214,279
Note payable	169,095

In April 2015, Accounting Standards Update 2015-05 (“ASU 2015-05”), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, was issued. ASU 2015-05 provides entities with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

05 is effective for the annual and interim periods beginning January 1, 2016, with early adoption permitted. Entities may select retrospective or prospective adoption of ASU 2015-05. The Company prospectively adopted ASU 2015-05 in the first quarter of 2016. There was no impact to the Company as none of the Company’s cloud computing arrangements permits the Company the contractual right to take possession of the software.

In September 2015, Accounting Standards Update 2015-16 (“ASU 2015-16”), Simplifying the Accounting for Measurement-Period Adjustments, was issued. ASU 2015-16 eliminates the requirement to restate prior-period financial statements for measurement-period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for the annual and interim periods beginning January 1, 2016, with early adoption permitted. The Company early adopted ASU 2015-16 in the fourth quarter of 2015, with no impact to the Company’s financial results.

Recently Announced Accounting Pronouncements—In August 2015, Accounting Standard Update 2015‑14 (“ASU 2015-14”), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued. ASU 2015‑14 deferred the effective date of Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, by one year. The new effective date applicable to the Company for ASU 2014-09 is January 1, 2018. The Company is still in the process of selecting a transition method and evaluating the impact ASU 2014-09 will have on its financial statements; however, the Company does not believe ASU 2014-09 will have a material impact on its reported financial results.

In January 2016, Accounting Standards Update 2016-01 (“ASU 2016-01”), Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities, was issued. The guidance requires that unconsolidated equity investments not accounted for under the equity method be recorded at fair value, with changes in fair value recorded through net income. The accounting principles that permitted available-for-sale classification with unrealized holding gains and losses recorded in other comprehensive income for equity securities will no longer be applicable. The guidance is not applicable to debt securities and loans and requires minor changes to the disclosure and presentation of financial instruments. The effective date of ASU 2016-01 for the Company is January 1, 2018. The Company does not believe that ASU 2016-01 will have a material impact on its reported financial results.

There were no other accounting pronouncements issued during 2015 or 2016 that have the potential to impact the Company’s consolidated financial statements.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consist of the following activity for each of the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Contractual loan origination related fees, net	$156,835	$125,468	$111,699
Fair value of expected net cash flows from servicing recognized at commitment	142,420	103,410	97,115
Fair value of expected guaranty obligation recognized at commitment	(8,789)	(6,895)	(5,143)
Total gains from mortgage banking activities	$290,466	$221,983	$203,671

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4—MORTGAGE SERVICING RIGHTS

MSRs represent the carrying value of the servicing rights retained by the Company for mortgage loans originated and sold. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with the servicing rights. Subsequent to initial capitalization, the Company amortizes the MSRs using the interest method over the period of time the service fees are expected to be received. The following describes the principal assumptions used in calculating each loan's MSR:

Discount rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were 10% to 15% for each of the periods presented.

Estimated Life—The estimated life of the MSRs is derived based upon the stated yield maintenance and/or prepayment protection term of the underlying loan and may be reduced by 6 to 12 months based upon the expiration of various types of prepayment penalty and/or lockout provisions prior to that stated maturity date. The Company’s historical experience is that the prepayment provisions typically do not provide a significant deterrent to a borrower’s paying off the loan within 6 to 12 months of the expiration of the prepayment provisions.

Servicing Cost—The estimated future cost to service the loan for the estimated life of the MSR is subtracted from the estimated future cash flows.

The fair values of the MSRs at December 31, 2015 and December 31, 2014 were $510.6 million and $469.9 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at December 31, 2015 is a decrease in the fair value of $16.0 million.

The impact of a 200 basis point increase in the discount rate at December 31, 2015 is a decrease in the fair value of $30.9 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for each of the years ended December 31, 2015 and 2014 follows:

	As of and for the year ended December 31,
(in thousands)	2015	2014
Beginning balance	$375,907	$353,024
Additions, following the sale of loan	135,441	96,949
Additions, acquisitions	—	8,209
Amortization	(80,702)	(69,099)
Pre-payments and write-offs	(18,298)	(13,176)
Ending balance	$412,348	$375,907

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of December 31, 2015 and 2014:

	As of December 31, 2015
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$132,837	$(84,754)	$48,083
Originated MSRs	511,915	(147,650)	364,265
Total	$644,752	$(232,404)	$412,348

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of December 31, 2014
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$132,837	$(59,128)	$73,709
Originated MSRs	427,941	(125,743)	302,198
Total	$560,778	$(184,871)	$375,907

The expected amortization of MSRs recorded as of December 31, 2015 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Year Ending December 31,
2016	72,501	12,322	84,823
2017	62,010	11,796	73,806
2018	53,881	8,889	62,770
2019	47,850	7,391	55,241
2020	40,344	5,502	45,846
Thereafter	87,679	2,183	89,862
Total	$364,265	$48,083	$412,348

The MSRs are amortized using the interest method over the period that servicing income is expected to be received. The Company recorded write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of Amortization and depreciation in the accompanying Consolidated Statements of Income and the MSR roll forward shown above. Prepayment fees totaling $15.0 million, $9.3 million, and $2.4 million were collected for 2015, 2014, and 2013, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income.

Management reviews the capitalized MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2015, 2014, and 2013.

The weighted average remaining life of the aggregate MSR portfolio is 6.9 years.

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

A summary of the Company’s guaranty obligation as of and for the years ended December 31, 2015 and 2014

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

follows:

	As of and for the year ended December 31,
(in thousands)	2015	2014
Beginning balance	$24,975	$23,489
Additions, following the sale of loan	8,828	6,032
Amortization	(5,423)	(4,546)
Other	(810)	—
Ending balance	$27,570	$24,975

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an allowance for the estimated risk-sharing obligation through a charge to the provision for risk-sharing obligations, which is a component of Provision for credit losses in the Consolidated Statements of Income, along with a write-off of the loan-specific MSR. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, the level of risk sharing, and any remaining unamortized balance of the guaranty obligation.

A summary of the Company’s allowance for risk-sharing obligations for the contingent portion of the guaranty obligation as of and for the years ended December 31, 2015 and 2014 follows:

	As of and for the year ended December 31,
(in thousands)	2015	2014
Beginning balance	$3,904	$7,363
Provision for risk-sharing obligations	1,680	1,783
Write-offs	(808)	(5,242)
Other	810	—
Ending balance	$5,586	$3,904

When the Company places a loan for which it has a risk-sharing obligation on its watch list, the Company ceases to amortize the guaranty obligation and transfers the remaining unamortized balance of the guaranty obligation to the allowance for risk-sharing obligations. This transfer of the unamortized balance of the guaranty obligation from a noncontingent classification to a contingent classification is presented in the guaranty obligation and allowance for risk-sharing obligations tables above as ‘Other.’ Prior to 2015, the Company did not record such transfers; instead, it wrote off the guaranty obligation at the time of default. If the Company had recorded such transfers at December 31, 2014, the transfer amount would have been approximately $1.0 million.

As of both December 31, 2015 and 2014, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $4.1 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $50.2 billion as of December 31, 2015 compared to $44.0 billion as of December 31, 2014.

As of both December 31, 2015 and 2014, custodial escrow accounts relating to loans serviced by the Company totaled $1.1 billion. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with major financial institutions where it believes the risk of loss to be

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

minimal.

NOTE 7—DEBT

At December 31, 2015, to provide financing to borrowers under GSE and HUD programs, the Company has arranged for warehouse lines of credit in the amount of $3.3 billion with certain national banks and a $0.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs.  Additionally, at December 31, 2015, the Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at December 31, 2015 and 2014 follow:

	December 31, 2015
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$685,000	$418,891	LHFS	30-day LIBOR plus 1.40% or 1.75%
Agency warehouse facility #2	1,900,000	1,619,800	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #3	490,000	227,305	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #4	250,000	—	LHFS	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	450,000	212,988	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,775,000	$2,478,984

Interim warehouse facility #1	$85,000	$15,000	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	141,433	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	16,594	LHFI	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$173,027
Debt issuance costs	—	(2,541)
Total warehouse facilities	$4,135,000	$2,649,470

	December 31, 2014
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$725,000	$466,719	LHFS	30-day LIBOR plus 1.50%
Agency warehouse facility #2	650,000	413,644	LHFS	30-day LIBOR plus 1.50%
Agency warehouse facility #3	239,000	158,653	LHFS	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	475,000	16,057	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$2,089,000	$1,055,073

Interim warehouse facility #1	$75,000	$53,500	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #2	135,000	81,123	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	50,000	26,549	LHFI	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$260,000	$161,172
Debt issuance costs	—	(1,966)
Total warehouse facilities	$2,349,000	$1,214,279

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

30-day LIBOR was 0.43% as of December 31, 2015 and 0.17% as of December 31, 2014. Interest expense under

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the warehouse notes payable for the years ended December 31, 2015, 2014, and 2013 aggregated to $29.2 million, $18.2 million, and $13.7 million, respectively. Included in interest expense in 2015, 2014, and 2013 are facility fees of $4.5 million, $3.4 million, and $2.7 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2015.

Warehouse Facilities

Agency Warehouse Facilities

To provide financing to borrowers under GSE and HUD programs, the Company has five warehouse credit facilities that it uses to fund substantially all of its loan originations. As of December 31, 2015, the Company had four committed warehouse lines of credit in the aggregate amount of $3.3 billion with certain national banks and a $0.5 billion uncommitted facility with Fannie Mae.  Consistent with industry practice, four of these facilities are revolving commitments the Company expects to renew annually and the other facility is provided on an uncommitted basis without a specific maturity date. The Company’s ability to originate mortgage loans depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Agency Warehouse Facility #1:

The Company has a Warehousing Credit and Security Agreement with a national bank for a $685.0 million committed warehouse line that is scheduled to mature on October 31, 2016. The total commitment amount of $685.0 million as of December 31, 2015 consists of a base committed amount of $425.0 million and a temporary increase of $260.0 million, as more fully described below. The Warehousing Credit and Security Agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points.  The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring or servicing mortgage loans.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0,

The Warehousing Credit and Security Agreement contains customary events of default,  which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods.

During the third quarter of 2015, the Company executed a temporary commitment increase agreement to the warehousing credit and security agreement. The agreement provides a temporary $260.0 million increase in the maximum borrowing capacity to allow the Company to fund a specific portfolio of loans. The temporary increase may be used only to fund the specific portfolio of loans and matures on the earlier of (i) February 16, 2016 and (ii) delivery of the specific portfolio of loans to the investor, at which time the maximum borrowing capacity returns to $425.0 million. Additionally, the borrowings under the temporary increase bear interest at LIBOR plus 175 basis points. All borrowings under the original warehousing and credit security agreement bear interest at LIBOR plus 140 basis points. During the fourth quarter of 2015, the Company executed the tenth amendment to the credit and security agreement that extended the maturity date to October 31, 2016. Also during the fourth quarter of 2015, the Company executed the 11th amendment to the credit and security agreement that reduced the interest rate to LIBOR plus 140 basis points. No other material modifications were made to the agreement during 2015.

Agency Warehouse Facility #2:

The Company has a Warehousing Credit and Security Agreement with a syndicate of national banks for a $1.9 billion committed warehouse line that is scheduled to mature on June 22, 2016. The total commitment amount of $1.9 billion as of December 31, 2015 consists of a base committed amount of $650.0 million and a temporary increase of $1.3 billion, as more fully described below. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at LIBOR plus 140 basis points. During the second quarter of 2015, the Company executed the fourth amendment to the amended and restated credit and security agreement that extended the maturity date to June 22, 2016. During the fourth quarter of 2015, the Company executed the fifth amendment to the amended and restated credit and security agreement that reduced the interest rate to LIBOR plus 140 basis points. Additionally, the fifth amendment changed the warehousing advance due date to February 15, 2016 for warehousing advances made in connection with Freddie Mac loan originations closed prior to the end of 2015. The Company also executed the sixth and seventh amendments that provided for a temporary increase to the maximum borrowing capacity in the amount of $1.3 billion (for a total maximum borrowing capacity of $1.9 billion) that matures on February 29, 2016, at which time the maximum borrowing capacity returns to $650.0 million. No other material modifications were made to the agreement during 2015.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

The Company has a $490.0 million committed warehouse credit and security agreement with a national bank. The total commitment amount of $490.0 million as of December 31, 2015 consists of a base committed amount of $240.0 million and a temporary increase of $250.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 140 basis points. During the second quarter of 2015, the Company executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $240.0 million and extended the maturity date to April 30, 2016. During the fourth quarter of 2015, the Company executed the third amendment to the warehousing credit and security agreement that provides a temporary $250.0 million increase in the maximum borrowing capacity that matures on February 29, 2016, at which time the maximum borrowing capacity returns to $240.0 million. Additionally, the third amendment provides for extended warehouse advance periods on all loan types financed under the credit and security agreement as long as the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

advance will be repaid prior to the expiration of the temporary increase. No other material modifications were made to the agreement during 2015.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

On December 21, 2015, the Company executed a Mortgage Warehousing Loan and Security Agreement that established Agency Warehouse Facility #4. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $250.0 million and is scheduled to mature on December 20, 2016. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Uncommitted Agency Warehouse Facility:

The Company has a $450.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at LIBOR plus 115 basis points, with a minimum LIBOR rate of 35 basis points. There is no expiration date for this facility.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, the Company has three warehouse facilities in the aggregate amount of $0.4 billion with certain national banks.  Consistent with industry practice, one of these facilities is a revolving commitment the Company expects to renew annually and two are revolving commitments the Company expects to renew every two years. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

The Company has an $85.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2016. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2015, the Company executed the fifth amendment to the credit and security agreement. The amendment extended the maturity date to April 30, 2016, increased the maximum borrowing capacity to $85.0 million, and reduced the interest rate applicable under the facility to LIBOR plus 190 basis points. No other material modifications were made to the agreement during 2015.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interim Warehouse Facility #2:

The Company has a $200.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2017.  The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2015, the Company executed the second amendment to the credit and security agreement that increased the maximum borrowing capacity to $200.0 million. During the fourth quarter of 2015, the Company executed the third amendment to the credit and security agreement that, among other things, extended the maturity date to December 13, 2017. No other material modifications were made to the agreement during 2015.

The credit agreement, as amended and restated, requires the borrower and the Company to abide by the same financial covenants as Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Interim Warehouse Facility #2. Additionally, Interim Warehouse Facility #2 has the following additional financial covenants:

•	rolling four-quarter EBITDA, as defined, of not less than $35.0 million and
•	debt service coverage ratio, as defined, of not less than 2.75 to 1.0

Interim Warehouse Facility #3:

The Company has a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 19, 2016. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility.  Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the fourth quarter of 2015, the Company executed the first amendment to the repurchase agreement that increased the maximum borrowing capacity to $75.0 million. No other material modifications were made to the agreement during 2015.

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

The agreements above contain cross-default provisions, such that if a default occurs under any of the Company’s debt agreements, generally the lenders under the other debt agreements could also declare a default. As of December 31, 2015, we were in compliance with all of our warehouse line covenants.

As noted previously, the Company increased its ownership interest in the CMBS Partnership to 100% effective January 1, 2016. The CMBS Partnership has two master repurchase agreements with national banks with a combined maximum borrowing capacity of $200.0 million. The CMBS Partnership uses these warehouse lines and its own cash to fund loans held for sale under the CMBS Program.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note Payable

On December 20, 2013, the Company entered into a $175.0 million senior secured term loan credit agreement (the “Term Loan Agreement”). At any time, the Company may also elect to request the establishment of one or more incremental term loan commitments to make up to three additional term loans in an aggregate principal amount not to exceed $60.0 million.

The term loan was issued at a discount of 1.0%, and the Company used approximately $77.5 million of the term loan proceeds to repay in full a prior senior secured term loan and to pay certain transaction costs incurred in connection with the term loan. In connection with the repayment of the prior loan, the Company recognized a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs, which is included in Other operating expenses in the Consolidated Statements of Income,

The Company is obligated to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments equal to $0.4 million on the last business day of each of March, June, September, and December commencing on March 31, 2014. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. In April of 2015, the Company made a mandatory prepayment of $3.6 million. In connection with the mandatory prepayment, the Company’s quarterly principal installments were reduced to $0.3 million, beginning with the June 30, 2015 principal payment. The final principal installment of the term loan is required to be paid in full on December 20, 2020 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the term loan on such date (together with all accrued interest thereon).

At the Company’s election, the term loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by the Company’s Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The calculated Consolidated Corporate Leverage Ratio dropped to below 2.50 in 2014. Consequently, the applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of December 31, 2015.

The obligations of the Company under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc.; Walker & Dunlop, LLC; Walker & Dunlop Capital, LLC; and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Term Loan Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Term Loan Agreement) by the Company in accordance with the terms of the Term Loan Agreement, to guarantee the obligations of the Company under the Term Loan Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Term Loan Agreement are met.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In addition, the Term Loan Agreement requires the Company to abide by certain financial covenants calculated for the Company and its subsidiaries on a consolidated basis as follows:

•

As of the last day of any fiscal quarter ending during the periods specified below, permit the Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement) to be greater than the corresponding ratio set forth below:

	Maximum Ratio
Closing Date through December 31, 2014	5.00	to	1.0
January 1, 2015 through December 31, 2015	4.75	to	1.0
January 1, 2016 to December 31, 2016	4.50	to	1.0
January 1, 2017 and thereafter	4.25	to	1.0

•	As of the last day of any fiscal quarter permit the Consolidated Corporate Interest Coverage Ratio (as defined in the Term Loan Agreement) to be less than 2.75 to 1.00.

•	As of the last day of any fiscal quarter permit the Asset Coverage Ratio (as defined in the Term Loan Agreement) to be less than 1.50 to 1.00.

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

The following table shows the components of the note payable as of December 31, 2015 and 2014:

(in thousands, unless otherwise specified)	December 31,
Lender	2015	2014	Interest rate and repayments
Institutional Investors - $175.0 million term loan due December 20, 2020	$168,431	$173,250	Interest rate varies - see below for further details; quarterly principal payments of $0.3 million
Unamortized debt discount	(1,238)	(1,484)
Unamortized debt issuance costs	(2,731)	(2,671)
Carrying balance	$164,462	$169,095

The scheduled maturities, as of December 31, 2015, for the aggregate of the warehouse notes payable and the note payable is shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale and loans held for investment. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts included below related to the note payable include only the quarterly and final principal payments required by the related credit agreement (i.e.,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the credit agreement (i.e., the contingent payments). The maturities below are in thousands.

Year Ending December 31,	Maturities
2016	$2,577,961
2017	50,664
2018	26,697
2019	1,104
2020	164,016
Thereafter	—
Total	$2,820,442

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2015 were repaid in 2016.

NOTE 8—BUSINESS COMBINATIONS

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

The fair value of consideration transferred was allocated to the tangible and intangible assets acquired, liabilities assumed, and noncontrolling interests based on their estimated fair values at the acquisition date, with the remaining unallocated amount recognized as goodwill. The fair value assigned to the identifiable intangible assets acquired and noncontrolling interests was determined using the market and income approaches. The Company consolidates WDIS and records the unowned portion of WDIS within Noncontrolling interests in the Consolidated Balance Sheets. Additionally, the Company records EFG’s portion of WDIS’ net income within Net income from noncontrolling interests in the Consolidated Statements of Income.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The recognized goodwill of $15.7 million is attributed to the value of the assembled workforce and EFG’s multifamily investment sales platform. The portion of goodwill attributable to the Company, $11.8 million, is expected to be tax deductible over 15 years.

The total revenues and income (loss) from operations of WDIS since the acquisition date and included in the accompanying Consolidated Statements of Income for the three and 12 months ended December 31, 2015, were $2.6 million and $(0.5) million and $9.3 million and $1.9 million, respectively.

The revenues and earnings of the combined entity, as though the acquisition had occurred as of January 1, 2014, for the years ended December 31, 2015 and 2014 are as follows:

	For the year ended December 31,
Supplementary pro forma information	2015	2014
(in thousands, except per share data)
Revenues	$470,566	$370,698
Income from operations	$135,840	$86,559
Walker & Dunlop net income (1)	$82,347	$52,647
Diluted earnings per share	$2.65	$1.61
Weighted average diluted shares outstanding	31,024	32,737

(1)

Includes pro forma adjustments related to additional tax expense as a result of the increased combined earnings. Pro forma adjustments increasing tax expense by $0.1 million and $0.8 million are included in the supplementary pro forma information presented for 2015 and 2014, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill as of and for the year ended December 31, 2015 and 2014 follows:

	As of and for the
	Year Ended December 31,
(in thousands)	2015	2014
Beginning balance	$74,525	$60,212
Additions from acquisitions	15,713	14,313
Retrospective adjustments	100	—
Impairment	—	—
Ending balance	$90,338	$74,525

On September 25, 2014, the Company executed a purchase agreement to acquire certain assets and assume certain liabilities of Johnson Capital Group, Inc. (“Johnson Capital”). The acquisition of Johnson Capital closed on November 1, 2014 (the “JC acquisition”). The Company provisionally allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed related to the JC acquisition based on their estimated acquisition date fair values. A change to the provisional amounts recorded for assets acquired, identifiable intangible assets, and liabilities assumed during the measurement period affects the amount of the purchase price allocated to goodwill. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the year ended December 31, 2015, the Company identified immaterial adjustments to certain of the provisional amounts recorded totaling $0.1 million as shown in the table above. The adjustments were recorded based on information obtained subsequent to the acquisition date that related to information that existed as of the acquisition date.

The Company has completed the accounting for the JC acquisition as the Company has obtained all of the information it was seeking about facts and circumstances that existed as of the acquisition date.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The addition from acquisitions shown in the table above relates to the EFG acquisition as more fully described in Note 8. The Company has completed the accounting for the EFG acquisition as the Company has obtained all of the information it was seeking about facts and circumstances that existed as of the acquisition date.

As of December 31, 2015, the Company has fully amortized the intangible assets acquired in the JC and EFG acquisitions.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
December 31, 2015
Assets
Loans held for sale	$—	$2,499,111	$—	$2,499,111
Pledged securities	72,190	—	—	72,190
Derivative assets	—	—	11,678	11,678
Total	$72,190	$2,499,111	$11,678	$2,582,979

Liabilities
Derivative liabilities	$—	$—	$1,333	$1,333
Total	$—	$—	$1,333	$1,333

December 31, 2014
Assets
Loans held for sale	$—	$1,072,116	$—	$1,072,116
Pledged securities	67,719	—	—	67,719
Derivative assets	—	—	14,535	14,535
Total	$67,719	$1,072,116	$14,535	$1,154,370

Liabilities
Derivative liabilities	$—	$—	$4,877	$4,877
Total	$—	$—	$4,877	$4,877

There were no transfers between any of the levels within the fair value hierarchy during the year ended December 31, 2015.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below:

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2015
Derivative assets and liabilities, net
Beginning balance December 31, 2014	$9,658
Settlements	(289,779)
Realized gains recorded in earnings (1)	280,121
Unrealized gains recorded in earnings (1)	10,345
Ending balance December 31, 2015	$10,345

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2014
Derivative assets and liabilities, net
Beginning balance December 31, 2013	$19,341
Settlements	(231,666)
Realized gains (losses) recorded in earnings (1)	212,325
Unrealized gains (losses) recorded in earnings (1)	9,658
Ending balance December 31, 2014	$9,658

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2015:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$11,678	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$1,333	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2015 and 2014 are presented below:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$136,988	$136,988	$113,354	$113,354
Restricted cash	5,306	5,306	13,854	13,854
Pledged securities	72,190	72,190	67,719	67,719
Loans held for sale	2,499,111	2,499,111	1,072,116	1,072,116
Loans held for investment, net	231,493	233,370	223,059	225,318
Derivative assets	11,678	11,678	14,535	14,535
Total financial assets	$2,956,766	$2,958,643	$1,504,637	$1,506,896

Financial liabilities:
Derivative liabilities	$1,333	$1,333	$4,877	$4,877
Warehouse notes payable	2,649,470	2,652,011	1,214,279	1,216,245
Note payable	164,462	168,431	169,095	173,250
Total financial liabilities	$2,815,265	$2,821,775	$1,388,251	$1,394,372

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

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of December 31, 2015 and 2014, no credit-related adjustments were required.

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Gains on mortgage banking activities in the Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the agreements, the risk of nonperformance by the Company’s counterparties is not significant (Level 3).

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2015 and 2014.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total			Adjustment
	Principal	Gain	Movement	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Effect	Adjustment	Assets	Liabilities	Held for Sale
December 31, 2015
Rate lock commitments	$267,710	$9,467	$(1,494)	$7,973	$7,973	$—	$—
Forward sale contracts	2,747,590	—	2,371	2,371	3,705	(1,333)	—
Loans held for sale	2,479,880	20,108	(877)	19,231	—	—	19,231
Total		$29,575	$—	$29,575	$11,678	$(1,333)	$19,231

December 31, 2014
Rate lock commitments	$472,558	$11,279	$273	$11,552	$11,552	$—	$—
Forward sale contracts	1,529,241	—	(1,894)	(1,894)	2,983	(4,877)	—
Loans held for sale	1,056,683	13,812	1,621	15,433	—	—	15,433
Total		$25,091	$—	$25,091	$14,535	$(4,877)	$15,433

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of December 31, 2015, the Company held substantially all of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2015 collateral requirements as outlined above. As of December 31, 2015, reserve requirements for the December 31, 2015 DUS loan portfolio will require the Company to fund $46.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of December 31, 2015. The net worth

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At December 31, 2015, the net worth requirement was $111.0 million, and the Company's net worth was $454.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2015, the Company was required to maintain at least $21.3 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of December 31, 2015, the Company had operational liquidity of $149.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Other Commitments—Under certain limited circumstances, the Company may make preferred equity investments in entities controlled by certain of its borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of December 31, 2015, the Company has made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, none of which has been funded. The Company expects to fund these commitments over the next 18 to 36 months, beginning in the first quarter of 2016.

Litigation—Capital Funding Litigation—On February 17, 2010, Capital Funding Group, Inc. (“Capital Funding”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland (the “Circuit Court”) against Walker & Dunlop, LLC, our wholly owned operating subsidiary, for alleged breach of contract, unjust enrichment and unfair competition arising out of an alleged agreement that Capital Funding had with Column Guaranteed, LLC (“Column”) to refinance a large portfolio of senior healthcare facilities located throughout the United States (the “Golden Living Facilities”). On November 17, 2010, Capital Funding filed an amended complaint adding Credit Suisse Securities (USA) LLC (“Credit Suisse”) and its affiliates Column and Column Financial, Inc. as defendants.  In December 2010, Column assumed the defense of Walker & Dunlop, LLC pursuant to an indemnification agreement. Capital Funding alleges that a contract existed between it and Column (and its affiliates) whereby Capital Funding allegedly had the right to perform the HUD refinancing for the Golden Living Facilities and according to which Capital Funding provided certain alleged proprietary information to Column and its affiliates relating to the acquisition of the Golden Living Facilities on a confidential basis. Capital Funding further alleges that Walker & Dunlop, LLC, as the alleged successor by merger to Column, is bound by Column’s alleged agreement with Capital Funding, and breached the agreement by taking for itself the opportunity to perform the HUD refinancing for the Golden Living Facilities.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On July 19, 2011, the Circuit Court issued an order granting the defendants’ motion to dismiss the case, without prejudice. After the initial case was dismissed without prejudice, Capital Funding filed an amended complaint. In November 2011, the Circuit Court rejected the defendants’ motion to dismiss the amended complaint. Capital Funding filed a Second Amended Complaint that did not alter the claims at issue but revised their alleged damages. Defendants moved for summary judgment on all claims, including two counts of breach of contract, two counts of promissory estoppel, two counts of unjust enrichment, and two counts of unfair competition. On April 30, 2013, the Circuit Court issued an Opinion and Order which granted the motion to dismiss as to the promissory estoppel counts and one count of unjust enrichment. The Circuit Court denied the motion as to all remaining claims.

A two-week jury trial was held in July 2013. In the course of the trial, all but two of Capital Funding’s remaining claims were dismissed. The jury awarded Capital Funding (i) a $1.8 million judgment against defendants on Capital Funding’s breach of contract claim and (ii) a $10.4 million judgment against Credit Suisse on Capital Funding’s unjust enrichment claim. Because the two claims arise from the same facts, Capital Funding agreed it may only collect on one of the judgments; following the verdict, Capital Funding “elected” to collect the $10.4 million judgment against Credit Suisse.  The defendants filed a post judgment motion to reduce or set aside the judgment.  On January 31, 2014 the Circuit Court ruled that the $10.4 million unjust enrichment judgment is vacated, and awarded Capital Funding the $1.8 million breach of contract judgment. On February 10, 2014, Capital Funding filed a motion with the Circuit Court seeking a new trial. On March 13, 2014, the Circuit Court denied Capital Funding’s motion for a new trial. Capital Funding filed an appeal with Maryland’s Court of Special Appeals. Following briefing, the Court of Special Appeals heard oral arguments on December 10, 2014. On December 17, 2015, the Court of Special Appeals issued its opinion affirming the decision of the Circuit Court.  Capital Funding did not seek reconsideration or further appeal of the decision of the Court of Special Appeals, and the time to do so has passed.  Credit Suisse has paid Capital Funding the amount of the judgment entered by the Circuit Court, and the litigation has concluded.

Litigation—CA Funds Group Litigation—In March 2012, the Company’s wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding the Company’s investment advisory services business.  The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”).  The Fund was never launched by the Company.  However, the Company independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties.  CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in Illinois State Court, which was then transferred to the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program.  The Company filed a motion to dismiss the complaint on January 3, 2014. CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied the Company’s motion to dismiss the complaint. Both the Company and CA Funds filed motions for summary judgment in June 2015. On January 27, 2016, the Court issued its opinion granting the Company’s motion for summary judgment, and denying CAFG’s motion for summary judgment.  On February 9, 2016, the Company filed a motion with the Court seeking recovery of its legal fees, pursuant

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

to the terms of the engagement letter. On February 18, 2016 CAFG filed a notice that it will appeal the summary judgment order to the U.S. Court of Appeals for the Seventh Circuit.

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

Lease Commitments—In the normal course of business, the Company enters into lease arrangements for all of its office space. All such lease arrangements are accounted for as operating leases. Rent expense related to these lease agreements is recognized on the straight-line basis over the term of the lease. Rent expense was $5.9 million, $5.1 million, and $6.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Minimum cash basis operating lease commitments follow (in thousands):

Year Ending December 31,
2016	$4,818
2017	4,597
2018	4,296
2019	3,861
2020	3,455
Thereafter	8,392
Total	$29,419

NOTE 12—SHARE-BASED PAYMENT

During 2015, the Company registered 3 million shares under the 2015 Equity Incentive Plan, which constitutes an amendment to and restatement of the 2010 Equity Incentive Plan. As a result of the registration, there are 8.5 million shares of stock authorized for issuance under the 2015 Equity Incentive Plan to directors, officers, and employees.

During 2015, 2014, and 2013, the Company granted stock options to executive officers under the 2015 Equity Incentive Plan, as amended, with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The stock options have a 10-year exercise period and vest ratably over periods of three years dependent solely on continued employment. In addition, the Company granted restricted shares, under the 2015 Equity Incentive Plan, to officers, employees, and non-employee directors, without cost to the grantee. The restricted share awards granted to officers and employees typically vest ratably over three years dependent on continued employment, performance conditions, or some combination thereof. Restricted share awards to non-employee directors fully vest one year from the date of grant.

During 2015, 2014, and 2013, the Company also granted zero, 0.4 million, and 0.3 million RSUs, respectively, to the officers and certain other employees in connection with PSPs. The Company granted the RSUs at the maximum performance thresholds. The RSUs cliff vest after three years based on continued employment and the Company’s achievement of specified performance targets. If either of the conditions is not met, the RSUs are forfeited. As of December 31, 2015, all of the RSUs are unvested and outstanding. However, the RSUs related to the 2013 PSP totaling 0.3 million were forfeited during the first quarter of 2016 as the Company did not meet the performance targets associated with this PSP.

At December 31, 2015, an additional 3.6 million shares remain available for grant under the 2015 Equity Incentive Plan.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides additional information regarding the Company’s share-based payment plan for the year ended December 31, 2015:

			Weighted-		Weighted-
		Weighted-	Average		Average
		Average	Remaining	Aggregate	Grant-date
	Options/	Exercise	Contract Life	Intrinsic	Fair
(In thousands, except share and per share amounts)	Shares	Price	(Years)	Value	Value
Restricted Shares
Nonvested at beginning of period	866,378				$16.31
Granted	945,826				21.03
Vested	(474,077)				15.49
Forfeited	(25,353)				17.31
Nonvested at end of period	1,312,774				19.99
Stock Options
Outstanding at beginning of period	1,067,995	$15.70
Granted	253,178	16.72
Exercised	(204,821)	26.62
Forfeited	(10,000)	13.05
Expired	—	—
Outstanding at end of period	1,106,352	$16.30	7.6	$13,844
Exercisable at end of period	532,362	$15.44	6.7	$7,120

The fair value of stock option awards granted during 2015, 2014, and 2013 were estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

	2015	2014	2013
Estimated option life	6.00 years	6.00 years	6.00 years
Risk free interest rate	1.68%	1.86%	1.01%
Expected volatility	33.48%	35.35%	33.58%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant date fair value per share of options granted	$5.90	$6.35	$6.13

The fair value of restricted share awards granted during the periods presented was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2014 and 2013 were $16.60 per share and $18.40 per share, respectively.

The fair values of the restricted shares that vested during the years ended December 31, 2015, 2014, and 2013 were $9.6 million, $6.2 million, and $9.1 million, respectively. The total intrinsic value of the stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $2.6 million, less than $0.1 million, and $0.3 million, respectively.

For the years ended December 31, 2015, 2014, and 2013, share based payment expense was $14.1 million, $10.0 million, and $9.2 million, respectively. For the year ended December 31, 2015, the excess tax benefit recognized on the vesting events was $1.4 million. For the year ended December 31, 2014, the excess tax expense recognized on the vesting events was less than $0.1 million. For the year ended December 31, 2013, the excess tax benefit recognized on the vesting events was $1.3 million. As of December 31, 2015, the total unrecognized compensation cost for outstanding restricted shares and options was $19.1 million. As of December 31, 2015, the weighted-average period over which the unrecognized compensation cost will be recognized is 3.3 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for years ended December 31, 2015, 2014, and 2013:

	For the year ended December 31,
(in thousands)	2015	2014	2013
Weighted average number of shares outstanding used to calculate basic earnings per share	29,754	32,210	33,764

Dilutive securities
Unvested restricted shares	952	—	—
Stock options	243	414	572
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	30,949	32,624	34,336

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

	For the year ended December 31,
(in thousands)	2015	2014	2013
Average options	—	611	82
Average restricted shares	14	—	—

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2015, 2014, and 2013, the Company repurchased and retired 0.2 million, 0.1 million, and 0.2 million restricted shares at a weighted average market price of $20.11, $15.53, and $17.64, upon grantee vesting, respectively.

In the first quarter of 2014, the Company repurchased 2.5 million shares of the Company’s common stock from one of its largest stockholders at a price of $14.50 per share, which was below the quoted price at the time, and immediately retired the shares, reducing stockholders’ equity by approximately $35.5 million.

In the first quarter of 2015, the Company repurchased 3.0 million shares of its common stock at a price of $15.60 per share, which was below the quoted price at the time, and immediately retired the shares, reducing stockholders’ equity by $46.8 million.

During the first quarter of 2016, the Company’s Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock over the next 12 months.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 14—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of the provision for income taxes:

	For the year ended December 31,
(in thousands)	2015	2014	2013
Current
Federal	$29,117	$19,309	$5,144
State	5,325	2,959	645
Total	$34,442	$22,268	$5,789

Deferred
Federal	$14,571	$8,862	$15,868
State	2,348	1,398	2,343
Total	$16,919	$10,260	$18,211

Items charged or credited directly to stockholders' equity
Federal	$1,218	$(33)	$1,091
State	192	(5)	166
Total	$1,410	$(38)	$1,257
Income tax expense	$52,771	$32,490	$25,257

A reconciliation of the statutory federal tax expense to the income tax expense in the accompanying statements of income follows:

	For the year ended December 31,
(in thousands)	2015	2014	2013
Statutory federal expense (35%)	$47,378	$29,369	$23,376
Statutory state income tax expense, net of federal tax benefit	4,611	2,805	2,195
Other	782	316	(314)
Income tax expense	$52,771	$32,490	$25,257

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Deferred Tax Assets:
Compensation related	$12,273	$9,009
Credit losses	1,994	1,670
Acquisition related (1)	1,929	4,347
Other	1,270	1,083
Total deferred tax assets	$17,466	$16,109

Deferred Tax Liabilities:
Mark-to-market of derivatives and loans held for sale	$(9,745)	$(8,059)
Mortgage servicing rights related	(107,166)	(90,359)
Depreciation	(1,980)	(2,197)
Total deferred tax liabilities	$(118,891)	$(100,615)
Deferred tax liabilities, net	$(101,425)	$(84,506)

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

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest, in the consolidated financial statements. As of December 31, 2015, based on all known facts and circumstances and current tax law, management believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

An analysis of the product concentrations and geographic dispersion that impact the Company’s servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by product, as of December 31, 2015, 2014, and 2013 follows:

	As of December 31,
(in thousands)	2015	2014	2013
Fannie Mae	$22,915,088	$20,521,425	$19,352,880
Freddie Mac	17,810,007	12,916,705	10,271,732
Ginnie Mae-HUD	5,657,809	5,828,981	5,044,193
Life insurance companies and other	3,829,360	4,764,779	4,268,222
Total	$50,212,264	$44,031,890	$38,937,027

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2015, 2014, and 2013 by geographical area, is as shown in the following table. No other state accounted for more than 5% unpaid principal balance and related servicing revenues in any of the years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
	2015	2014	2013
California	16.1%	14.9%	17.1%
Florida	8.4%	8.5%	8.2%
Texas	7.9%	7.5%	7.1%
Maryland	3.6%	6.1%	8.1%
Virginia	4.7%	5.2%	5.7%
All other states	59.3%	57.8%	53.8%
Total	100.0%	100.0%	100.0%

NOTE 16—OTHER OPERATING EXPENSES

The following is a summary of the major components of other operating expenses for the years ended December 31, 2015, 2014, and 2013

	For the year ended December 31,
(in thousands)	2015	2014	2013
Professional fees	$10,936	$11,117	$11,997
Travel and entertainment	6,461	4,267	4,442
Rent	5,943	5,077	6,072
Marketing and preferred broker	4,599	3,693	3,873
Office expenses	4,103	3,537	3,676
All other	6,465	7,140	7,505
Total	$38,507	$34,831	$37,565

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17—QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis as of and for the years ended December 31, 2015 and 2014:

	As of and for the year ended December 31, 2015
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$76,986	$70,810	$69,950	$72,720
Servicing fees	30,530	29,328	28,058	26,841
Total revenues	121,365	120,786	113,926	112,121
Personnel	49,224	49,328	45,993	40,045
Amortization and depreciation	24,385	25,644	23,470	24,674
Total expenses	87,493	87,340	81,284	76,715
Income from operations	33,872	33,446	32,642	35,406
Walker & Dunlop net income	20,411	20,251	20,153	21,313
Diluted earnings per share	$0.67	$0.66	$0.67	$0.66
Total transaction volume	$4,686,283	$4,936,762	$3,787,305	$4,348,398
Servicing portfolio	$50,212,264	$47,794,561	$47,713,739	$46,066,660

	As of and for the year ended December 31, 2014
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$71,876	$63,280	$52,241	$34,586
Servicing fees	26,073	25,036	23,962	23,343
Total revenues	112,598	98,055	85,286	64,833
Personnel	48,867	41,919	34,053	24,535
Amortization and depreciation	22,764	19,818	19,097	18,459
Total expenses	86,021	73,561	64,355	52,923
Income from operations	26,577	24,494	20,931	11,910
Walker & Dunlop net income	16,251	15,113	12,914	7,144
Diluted earnings per share	$0.50	$0.47	$0.40	$0.21
Total transaction volume	$4,275,451	$3,124,265	$2,385,414	$1,582,576
Servicing portfolio	$44,031,890	$41,219,196	$39,793,733	$38,908,865