Form 10-Q
period 2016-03-31
Walker & Dunlop, Inc.
filed 2016-05-04
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 27, 2016, there were 30,868,971 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(In thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$98,224	$136,988
Restricted cash	10,006	5,306
Pledged securities, at fair value	75,225	72,190
Loans held for sale, at fair value	547,827	2,499,111
Loans held for investment, net	190,551	231,493
Servicing fees and other receivables, net	21,712	23,844
Derivative assets	16,130	11,678
Mortgage servicing rights	421,651	412,348
Goodwill and other intangible assets	91,439	91,488
Other assets	22,540	30,545
Total assets	$1,495,305	$3,514,991

Liabilities
Accounts payable and other liabilities	$133,551	$169,109
Performance deposits from borrowers	9,543	5,112
Derivative liabilities	7,563	1,333
Guaranty obligation, net of accumulated amortization	28,552	27,570
Allowance for risk-sharing obligations	5,149	5,586
Warehouse notes payable	640,307	2,649,470
Note payable	164,388	164,462
Total liabilities	$989,053	$3,022,642

Equity
Preferred shares, Authorized 50,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,358 shares at March 31, 2016 and 29,466 shares at December 31, 2015	294	295
Additional paid-in capital	217,684	215,575
Retained earnings	283,950	272,030
Total stockholders’ equity	$501,928	$487,900
Noncontrolling interests	4,324	4,449
Total equity	$506,252	$492,349
Commitments and contingencies (Note 9)	—	—
Total liabilities and equity	$1,495,305	$3,514,991

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
Revenues
Gains from mortgage banking activities	$46,323	$72,720
Servicing fees	31,649	26,841
Net warehouse interest income	6,731	4,354
Escrow earnings and other interest income	1,640	787
Other	7,898	7,419
Total revenues	$94,241	$112,121

Expenses
Personnel	$34,230	$40,045
Amortization and depreciation	25,155	24,674
Provision (benefit) for credit losses	(409)	84
Interest expense on corporate debt	2,469	2,477
Other operating expenses	8,614	9,435
Total expenses	$70,059	$76,715
Income from operations	$24,182	$35,406
Income tax expense	8,849	14,093
Net income before noncontrolling interests	$15,333	$21,313
Less: net income from noncontrolling interests	(125)	—
Walker & Dunlop net income	$15,458	$21,313

Basic earnings per share	$0.52	$0.68
Diluted earnings per share	$0.50	$0.66

Basic weighted average shares outstanding	29,489	31,515
Diluted weighted average shares outstanding	30,782	32,464

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income before noncontrolling interests	$15,333	$21,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(23,917)	(31,317)
Change in the fair value of premiums and origination fees	(63)	(7,381)
Amortization and depreciation	25,155	24,674
Provision (benefit) for credit losses	(409)	84
Other operating activities, net	1,940,132	(228,032)
Net cash provided by (used in) operating activities	$1,956,231	$(220,659)

Cash flows from investing activities
Capital expenditures	$(484)	$(448)
Net cash paid to increase ownership interest in a previously held equity method investment	(1,058)	—
Originations of loans held for investment	—	(8,420)
Principal collected on loans held for investment	41,548	—
Net cash provided by (used in) investing activities	$40,006	$(8,868)

Cash flows from financing activities
(Repayments) borrowings of warehouse notes payable, net	$(1,999,202)	$221,525
Borrowings of interim warehouse notes payable	—	6,315
Repayments of interim warehouse notes payable	(30,469)	—
Repayments of note payable	(276)	(438)
Proceeds from issuance of common stock	3,291	2,819
Repurchase of common stock	(8,345)	(47,804)
Debt issuance costs	—	(662)
Tax shortfall from vesting of equity awards	—	(66)
Net cash provided by (used in) financing activities	$(2,035,001)	$181,689

Net increase (decrease) in cash and cash equivalents	$(38,764)	$(47,838)
Cash and cash equivalents at beginning of period	136,988	113,354
Cash and cash equivalents at end of period	$98,224	$65,516

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$11,880	$7,793
Cash paid for taxes	$11,315	$9,114

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts substantially all of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products and provides multifamily investment sales brokerage services. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). The Company also offers proprietary loan programs offering interim loans (the “Interim Program”) and loans for a Commercial Mortgage Backed Securities (“CMBS”) execution (the “CMBS Program”).

Prior to 2016, the Company executed the CMBS Program through a partnership in which the Company owned a noncontrolling interest. The Company accounted for its investment in the partnership under the equity method of accounting. Effective January 1, 2016, the other partner exited the CMBS Program, and the Company increased its ownership percentage to 100%. As the CMBS Program is now wholly owned, the Company began to consolidate the activities, financial results, and balances of the CMBS Program beginning in the first quarter of 2016, primarily impacting loans held for sale, warehouse notes payable, and gains from mortgage banking activities.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany transactions have been eliminated in consolidation. When the Company has significant influence over operating and financial decisions for an entity but does not own a majority of the voting interests, the Company accounts for the investment using the equity method of accounting.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2016. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2016. No other material subsequent events have occurred that would require disclosure.

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

Comprehensive Income—For the three months ended March 31, 2016 and 2015, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans have terms of up to three years. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of

March 31, 2016, Loans held for investment, net consisted of $191.8 million of unpaid principal balance less $0.6 million of net unamortized deferred fees and costs and $0.6 million of allowance for loan losses. As of December 31, 2015, Loans held for investment, net consisted of $233.4 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $0.8 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in the portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by the outstanding portfolio balance, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The allowance for loan losses recorded as of March 31, 2016 and December 31, 2015 were based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of March 31, 2016 or December 31, 2015. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program.

Provision (benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. Provision (benefit) for credit losses consisted of the following activity for the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Provision (benefit) for loan losses	$(255)	$(66)
Provision (benefit) for risk-sharing obligations	(154)	150
Provision (benefit) for credit losses	$(409)	$84

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three months ended March 31, 2016 and 2015 are the following components:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Warehouse interest income - loans held for sale	$13,523	$7,408
Warehouse interest expense - loans held for sale	(8,348)	(4,954)
Net warehouse interest income - loans held for sale	$5,175	$2,454

Warehouse interest income - loans held for investment	$2,822	$3,057
Warehouse interest expense - loans held for investment	(1,266)	(1,157)
Net warehouse interest income - loans held for investment	$1,556	$1,900

Total net warehouse interest income	$6,731	$4,354

Recently Announced Accounting Pronouncements—In the first quarter of 2016, Accounting Standard Update 2016‑02 (“ASU 2016-02”), Leases (Topic 842), was issued. ASU 2016‑02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Lessees can make an accounting policy election, by class of underlying asset, to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise.

For finance leases, lessees increase the lease liability to reflect interest and reduce the liability for lease payments made. The related ROU asset is amortized on a straight-line basis unless another systematic basis is more representative of the pattern in which the lessee expects to consume the asset’s future economic benefits. Total periodic expense will generally be higher in the earlier periods of a finance lease. For operating leases, lessees measure the lease liability at the present value of the remaining lease payments, which results in the same subsequent measurement as the liability for a finance lease. Lessees subsequently measure the ROU asset at the amount of the remeasured lease liability, adjusted for cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, unamortized lease incentives, unamortized initial direct costs and any impairment of the ROU asset. Lessees generally recognize lease expense for these leases on a straight-line basis, which is similar to what they do today.

Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for the Company January 1, 2019. The Company is still in the process of determining the significance of the impact ASU 2016-02 will have on its financial statements.

In the first quarter of 2016, Accounting Standards Update 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued. ASU 2016-09 includes the following changes to the accounting for share-based payments that will have an impact to the Company’s reported financial results:

•

All excess tax benefits and tax deficiencies arising from stock compensation arrangements are recognized as an income tax benefit or expense in the income statement instead of as an adjustment to additional paid in capital (“APIC”). The APIC pool is eliminated. In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding. The transition guidance related to these changes requires prospective application.

•

Excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The transition guidance related to this change requires prospective application. Cash paid when remitting cash to the tax authorities must be classified as a financing activity in the statement of cash flows. The transition guidance related to this change requires retrospective application. There was no effect on prior periods for the retrospective application of the classification of payments to tax authorities as the Company previously presented such payments in a manner consistent with ASU 2016-09.

•

Entities can elect to continue to apply current GAAP or to reverse compensation cost of forfeited awards when they occur. If an entity makes a change in its accounting policy to account for forfeitures as they occur, the transition guidance requires a cumulative-effect adjustment to beginning retained earnings.

ASU 2016-09 is effective for the Company on January 1, 2017. Early adoption is permitted as long as the entire ASU is early adopted. The Company early adopted the entire ASU during the first quarter of 2016. In connection with the early adoption of ASU 2016-09, the

Company changed its accounting policy related to forfeitures. The Company’s previous accounting policy was to adjust compensation expense for estimated forfeitures. With the adoption of ASU 2016-09, the Company changed its accounting policy to adjust compensation expense for actual forfeitures and recorded an immaterial cumulative-effect adjustment to beginning total equity as disclosed in Note 11.

There have been no other material changes to the accounting policies discussed in Note 2 of the Company’s 2015 Form 10-K.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

The gains from mortgage banking activities consisted of the following activity for the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Contractual loan origination related fees, net	$22,406	$41,403
Fair value of expected net cash flows from servicing recognized at commitment	25,427	33,692
Fair value of expected guaranty obligation recognized at commitment	(1,510)	(2,375)
Total gains from mortgage banking activities	$46,323	$72,720

The origination fees shown in the table are net of co-broker fees of $5.4 million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively. Additionally, included in the contractual loan origination related fees, net balance for the three months ended March 31, 2016 are realized and unrealized losses of $2.1 million from the sale and mark-to-market of loans and derivative instruments related to the CMBS Program.

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

The fair values of the MSRs at March 31, 2016 and December 31, 2015 were $519.0 million and $510.6 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at March 31, 2016 is a decrease in the fair value of $16.3 million.

The impact of a 200 basis point increase in the discount rate at March 31, 2016 is a decrease in the fair value of $31.4 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Beginning balance	$412,348	$375,907
Additions, following the sale of loan	34,973	24,182
Amortization	(22,723)	(18,820)
Pre-payments and write-offs	(2,947)	(6,110)
Ending balance	$421,651	$375,159

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of March 31, 2016:

	As of March 31, 2016
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$132,837	$(91,126)	$41,711
Originated MSRs	538,924	(158,984)	379,940
Total	$671,761	$(250,110)	$421,651

The expected amortization of MSRs recorded as of March 31, 2016 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Nine Months Ending December 31,
2016	$58,378	$8,455	$66,833
Year Ending December 31,
2017	68,616	10,209	78,825
2018	57,964	7,761	65,725
2019	51,789	6,449	58,238
2020	44,187	4,792	48,979
2021	35,518	2,903	38,421
Thereafter	63,488	1,142	64,630
Total	$379,940	$41,711	$421,651

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. No guaranty is provided for loans sold under the Freddie Mac or HUD loan programs or under the Company’s CMBS Program.

Activity related to the guaranty obligation for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Beginning balance	$27,570	$24,975
Additions, following the sale of loan	1,911	1,755
Amortization	(1,212)	(1,397)
Other	283	—
Ending balance	$28,552	$25,333

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an allowance for the estimated risk-sharing loss through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income, along with a write-off of the loan-specific MSR and guaranty obligation. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, the loss recognition occurs at or before the loan becomes 60 days delinquent. Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2016 and 2015 follows:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Beginning balance	$5,586	$3,904
Provision (benefit) for risk-sharing obligations	(154)	150
Write-offs	—	—
Other	(283)	—
Ending balance	$5,149	$4,054

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

As of March 31, 2016, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $4.2 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $51.0 billion as of March 31, 2016 compared to $50.2 billion as of December 31, 2015.

NOTE 7—WAREHOUSE NOTES PAYABLE

At March 31, 2016, to provide financing to borrowers under the GSE and HUD programs and the Company’s CMBS and Interim Programs, the Company has arranged for warehouse lines of credit. In support of the GSE and HUD programs, the Company has warehouse lines of credit in the amount of $1.5 billion with certain national banks and a $0.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of the CMBS Program, the Company has warehouse lines of credit in the amount of $0.2 billion with certain national banks (the “CMBS Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities and the CMBS Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at March 31, 2016 follow:

	March 31, 2016
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$425,000	$49,773	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	63,155	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #3	240,000	53,435	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #4	250,000	201,779	LHFS	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	450,000	93,268	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$2,015,000	$461,410

CMBS warehouse facility #1	$100,000	$38,228	LHFS	30-day LIBOR plus 2.25%
CMBS warehouse facility #2	100,000	—	LHFS	30-day LIBOR plus 2.25%
Total CMBS warehouse facilities	$200,000	$38,228

Interim warehouse facility #1	$85,000	$—	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	125,964	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	16,594	LHFI	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$142,558
Debt issuance costs	—	(1,889)
Total warehouse facilities	$2,575,000	$640,307

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

During the second quarter of 2016, the Company executed the fourth amendment to the credit and security agreement related to Agency Warehouse Facility #3. The amendment increased the committed amount to $280.0 million, reduced the interest rate to the 30-day London Interbank Offered Rate (“LIBOR”) plus 135 basis points, and extended the maturity date to April 30, 2017. No other material modifications have been made to the credit and security agreement.

During the second quarter of 2016, the Company executed the sixth amendment to the credit and security agreement related to Interim Warehouse Facility #1. The amendment extended the maturity date to April 30, 2017. No other material modifications have been made to the agreement.

During the second quarter of 2016, the Company executed a repurchase agreement to establish CMBS Warehouse Facility #3. The new warehouse facility has a maximum borrowing capacity of $100.0 million and matures in one year. The agreement provides the Company with the ability to fund first mortgage loans on various real estate property types for a short-term period, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 275 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement mirror the underlying mortgage loan, with each advance repaid upon sale of the underlying mortgage loan.

The warehouse notes payable and the note payable are subject to various financial covenants. The Company was in compliance with all covenants related to the note payable, the Agency Warehouse Facilities, the Interim Warehouse Facilities, and CMBS Warehouse Facility #1 as of March 31, 2016. With respect to CMBS Warehouse Facility #2, the Company was in compliance with all but one of the covenants as of March 31, 2016. The Company received a one-time waiver for the one covenant for which it was not compliant.

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's assets and liabilities carried at fair value:

•

Derivative Instruments—The derivative positions consist of interest rate lock commitments (“IRLC”), forward sale agreements (“forwards”), interest rate swaps “(IRS”), and synthetic credit default swap index contracts (“CMBX”). The IRLCs and forwards are valued using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy. CMBX are traded on an active market with prices determined based on observable inputs such as credit curves, recovery rates, and current credit spreads obtained from market participants. IRS trade in the over-the-counter market where quoted prices are not available. Therefore, the Company uses internal valuation techniques with observable inputs from a liquid market, the most significant of which is the related yield curve, to estimate the fair value of interest rate swaps. There were no CMBX outstanding as of March 31, 2016 as the positions were closed on that date. During the rest of the three months ended March 31, 2016, the Company had CMBX with a $25.0 million notional amount outstanding. The Company classifies IRS and CMBX as Level 2.

•

Loans Held for Sale—The loans held for sale are reported at fair value as the Company has elected the fair value option for all loans held for sale. The Company determines the fair value of the loans held for sale intended to be sold to the GSEs and HUD using discounted cash flow models that incorporate quoted observable prices from market participants. The Company determines the fair value of the loans held for sale intended to be sold under a CMBS execution using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing of loans with similar characteristics. As necessary, these fair values are adjusted for typical securitization activities, including portfolio composition, market conditions, and liquidity. The Company classifies all loans held for sale as Level 2.

•	Pledged Securities—The pledged securities are valued using quoted market prices from recent trades. Therefore, the Company classifies pledged securities as Level 1.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016, and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2016
Assets
Loans held for sale	$—	$547,827	$—	$547,827
Pledged securities	75,225	—	—	75,225
Derivative assets	—	—	16,130	16,130
Total	$75,225	$547,827	$16,130	$639,182

Liabilities
Derivative liabilities	$—	$1,011	$6,552	$7,563
Total	$—	$1,011	$6,552	$7,563

December 31, 2015
Assets
Loans held for sale	$—	$2,499,111	$—	$2,499,111
Pledged securities	72,190	—	—	72,190
Derivative assets	—	—	11,678	11,678
Total	$72,190	$2,499,111	$11,678	$2,582,979

Liabilities
Derivative liabilities	$—	$—	$1,333	$1,333
Total	$—	$—	$1,333	$1,333

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2016.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three months ended March 31, 2016 and 2015:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended
	March 31,
(in thousands)	2016	2015
Derivative assets and liabilities, net
Beginning balance	$10,345	$9,658
Settlements	(49,159)	(58,704)
Realized gains recorded in earnings (1)	38,814	49,046
Unrealized gains recorded in earnings (1)	9,578	23,674
Ending balance	$9,578	$23,674

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2016:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$16,130	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$6,552	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2016 and December 31, 2015 are presented below:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$98,224	$98,224	$136,988	$136,988
Restricted cash	10,006	10,006	5,306	5,306
Pledged securities	75,225	75,225	72,190	72,190
Loans held for sale	547,827	547,827	2,499,111	2,499,111
Loans held for investment, net	190,551	191,822	231,493	233,370
Derivative assets	16,130	16,130	11,678	11,678
Total financial assets	$937,963	$939,234	$2,956,766	$2,958,643

Financial liabilities:
Derivative liabilities	$7,563	$7,563	$1,333	$1,333
Warehouse notes payable	640,307	642,196	2,649,470	2,652,011
Note payable	164,388	168,155	164,462	168,431
Total financial liabilities	$812,258	$817,914	$2,815,265	$2,821,775

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

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that the mortgage loan is funded and are valued using (i) discounted cash flow models that incorporate observable prices from market participants or (ii) a hypothetical securitization model utilizing market data from recent securitization spreads and pricing of loans with similar characteristics.

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of March 31, 2016 and December 31, 2015, no credit-related adjustments were required.

Derivative Instruments—Consist of IRLCs, forwards, and IRS. IRLCs and forwards are valued using discounted cash flow models developed based on changes in the U.S. Treasury rate and other observable market data. The value is determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company. The fair value of IRS is based on an internal valuation model with observable inputs from an active market.

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

Fair Value of Derivative Instruments and Loans Held for Sale—In the normal course of business, the Company enters into contractual commitments to originate and sell multifamily GSE and HUD mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by the Company. All mortgagors are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor.

To mitigate the effect of the interest rate risk inherent in providing IRLCs to borrowers for GSE and HUD loans, the Company's policy is to enter into a sale commitment with the investor simultaneous with the rate lock commitment with the borrower. The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Forwards with the investors have an expiration date that is longer than our related IRLCs to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

With respect to the Company’s loans held for sale intended to be sold under a CMBS execution, the Company is exposed to interest rate risk and credit risk (i.e., the risk that investor spreads will change due to perceived credit risk in CMBS loans). To mitigate the interest-rate risk, the Company’s policy is to execute IRS with large national banks. On occasion, the Company executes CMBX with large national banks to mitigate the credit risk.

The IRLCs, forwards, and IRS are undesignated derivatives and, accordingly, are recorded at fair value through Gains on mortgage banking activities in the Condensed Consolidated Statements of Income. The fair value of the Company's IRLCs and loans held for sale and the related input levels includes, as applicable:

•	the assumed gain/loss of the expected resultant loan sale to the investor (Level 2);
•	the expected net cash flows associated with servicing the loan (Level 2);
•	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
•	the nonperformance risk of both the counterparty and the Company (IRLCs and forwards only; Level 3).

The fair value of the Company's forwards and IRS considers effects of interest rate movements between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forwards and IRS to measure the fair value.

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon securitization of the loan (Level 2). The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques applicable to MSRs (Level 2).

To calculate the effects of interest rate movements, the Company uses applicable published U.S. Treasury prices, and multiplies the price movement between the rate lock date or loan origination date and the balance sheet date by the notional loan commitment amount (Level 2).

The fair value of the Company's forwards considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forwards to measure the fair value.

The fair value of the Company’s IRLCs and forwards is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in IRLCs and forwards is represented by the contractual amount of those instruments. Given the credit quality of our counterparties, the short duration of interest rate lock commitments and forward sale contracts, and the Company’s historical experience with the agreements, the risk of nonperformance by the Company’s counterparties is not significant (Level 3).

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2016 and December 31, 2015.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total			Adjustment
	Principal	Gain	Movement or	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Other Effect	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2016
Rate lock commitments	$427,870	$11,820	$3,859	$15,679	$15,679	$—	$—
Forward sale contracts	889,485	—	(6,101)	(6,101)	451	(6,552)	—
Interest rate swaps	26,100	—	(1,011)	(1,011)	—	(1,011)	—
Loans held for sale	537,093	8,353	2,381	10,734	—	—	10,734
Total		$20,173	$(872)	$19,301	$16,130	$(7,563)	$10,734

December 31, 2015
Rate lock commitments	$267,710	$9,467	$(1,494)	$7,973	$7,973	$—	$—
Forward sale contracts	2,747,590	—	2,371	2,371	3,705	(1,333)	—
Loans held for sale	2,479,880	20,108	(877)	19,231	—	—	19,231
Total		$29,575	$—	$29,575	$11,678	$(1,333)	$19,231

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of March 31, 2016, the Company held substantially all of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2016 collateral requirements as outlined above. As of March 31, 2016, reserve requirements for the DUS loan portfolio will require the Company to fund $47.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2016. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At March 31, 2016, the net worth requirement was $113.5 million, and the Company's net worth was $481.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2016, the Company

was required to maintain at least $21.8 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of March 31, 2016, the Company had operational liquidity of $97.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Other Commitments—Under certain limited circumstances, the Company may make preferred equity investments in entities controlled by certain of its borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of March 31, 2016, the Company has made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $1.3 million of which has been funded. The Company expects to fund these commitments over the next 12 to 24 months.

Litigation—CA Funds Group Litigation—In March 2012, the Company’s wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding the Company’s investment advisory services business.  The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”).  The Fund was never launched by the Company.  However, the Company independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of up to three years of $25.0 million or more to experienced owners of multifamily properties.  CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in Illinois State Court, which was then transferred to the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program.  The Company filed a motion to dismiss the complaint on January 3, 2014. CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied the Company’s motion to dismiss the complaint. Both the Company and CA Funds filed motions for summary judgment in June 2015. On January 27, 2016, the Court issued its opinion granting the Company’s motion for summary judgment, and denying CAFG’s motion for summary judgment.  On February 9, 2016, the Company filed a motion with the Court seeking recovery of its legal fees, pursuant to the terms of the engagement letter. On February 18, 2016 CAFG filed a notice that it will appeal the summary judgment order to the U.S. Court of Appeals for the Seventh Circuit. On April 6, 2016, the Company and CAFG entered into a settlement agreement pursuant to which CAFG dismissed its appeal with prejudice, all claims in the underlying case were dismissed with prejudice, and CAFG paid a portion of the Company’s legal fees. The litigation has concluded.

In the ordinary course of business, the Company may be party to various other claims and litigation, none of which the Company believes is material. The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties, and other costs, and the Company’s reputation and business may be impacted. The Company believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on its business, results of operations, liquidity or financial condition.

NOTE 10—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Weighted average number of shares outstanding used to calculate basic earnings per share	29,489	31,515

Dilutive securities
Unvested restricted shares	1,020	949
Stock options	273	—
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	30,782	32,464

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs associated with the awards. The following table presents any average outstanding options to purchase shares of common stock and average restricted shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

	For the three months ended
	March 31,
(in thousands)	2016	2015
Average options	102	776
Average restricted shares	216	—

NOTE 11—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2015	29,466	$295	$215,575	$272,030	$4,449	$492,349
Cumulative effect from change in accounting for stock compensation	—	—	135	(120)	—	15
Walker & Dunlop net income	—	—	—	15,458	—	15,458
Net income from noncontrolling interests	—	—	—	—	(125)	(125)
Stock-based compensation	—	—	3,618	—	—	3,618
Issuance of common stock in connection with equity compensation plans	257	3	3,288	—	—	3,291
Repurchase and retirement of common stock	(365)	(4)	(4,923)	(3,418)	—	(8,345)
Other	—	—	(9)	—	—	(9)
Balance at March 31, 2016	29,358	$294	$217,684	$283,950	$4,324	$506,252

In the first quarter of 2016, the Company repurchased 0.3 million shares of its common stock under a previously announced share repurchase program at a weighted average price of $23.46 per share and immediately retired the shares, reducing stockholders’ equity by $6.5 million. The Company had $68.5 million of authorized share repurchase capacity remaining as of March 31, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in the 2015 Form 10-K.

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

•	changes to the interest rate environment and its impact on our business;
•	our growth strategy;
•	our projected financial condition, liquidity and results of operations;
•	our ability to obtain and maintain warehouse and other loan funding arrangements;
•	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals and lenders;
•	degree and nature of our competition;
•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets, or the general economy;
•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
•	our ability to comply with the laws, rules, and regulations applicable to us;
•	general volatility of the capital markets and the market price of our common stock;
•	our commitment to make preferred equity investments as part of our overall growth strategy;
•	the outcome of pending litigation; and
•

other risks and uncertainties associated with our business described in the 2015 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

We fund loans for the GSE and HUD programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed.

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

We retain servicing rights on substantially all of the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, from late charges, and from other ancillary fees. Servicing fees set at the time an investor agrees to purchase the loan are generally paid monthly for the duration of the loan, and are based on the unpaid principal balance of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment fees to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

We are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process for our GSE and HUD activities. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the GSEs and HUD that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. To protect us against such pair off fees, we require a deposit from the borrower at rate lock that is typically more than the potential pair off fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

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

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

We have an interim loan program offering floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite all loans originated through the Interim Program. During the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties.

We offer commercial mortgage backed securities (“CMBS”) executions through our own proprietary CMBS platform for all commercial property types throughout the United States (the “CMBS Program”). Prior to 2016, the CMBS Program was managed through a partnership with another entity in which we owned less than 50%. At the beginning of the first quarter of 2016, the other partner exited the CMBS Program, and we assumed full ownership of the CMBS Program and now consolidate the CMBS Program in our financial statements. We underwrite all loans originated through the CMBS Program and finance these loans on our balance sheet, using a combination of our own cash and warehouse financing facilities. Loans originated through the CMBS Program are generally sold into secondary securitization offerings within 120 days of origination. We assume full risk of loss on the loans originated under the CMBS Program while we hold the loans for sale but do not retain any credit risk once the loans are sold. For loans originated for our CMBS Program, we are exposed to the risk of changes in interest rates and credit spreads between the periods when we close the loan and sell the loan. We attempt to mitigate these risks through a variety or hedging strategies, including using interest rate swaps and, on occasion, credit default swaps.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of March 31, 2016, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $1.3 million of which has been funded. We expect to fund these commitments over the next 12 to 24 months.

During the second quarter of 2015, in connection with an acquisition, we began offering investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. We seek to maximize proceeds and certainty of closure for our clients through our knowledge of the commercial real estate and capital markets and our experienced transaction professionals. Our services are offered primarily in the eastern United States, with a particular focus in the Southeast. We added an investment sales brokerage team based in the Mid-Atlantic during the fourth quarter of 2015. We will seek to add other investment sales brokerage talent with the goal of expanding these brokerage services nationally. We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Condensed Consolidated Balance Sheets and Net income from noncontrolling interests in the Condensed Consolidated Statements of Income.

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

Mortgage Servicing Rights (“MSRs”).    MSRs are recorded at fair value at loan sale.  The fair value is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model assumes full prepayment of the loan at or near the point where the prepayment provisions have expired. We only recognize MSRs for GSE, HUD, and CMBS Program originations. We do not recognize

MSRs for brokered transactions since we do not originate and sell the loan.

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

Gains from mortgage banking activities income is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell the loan to an investor. The commitment asset related to the loan origination is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any risk-sharing obligations (the “servicing component of the commitment asset”). Upon loan sale, we derecognize the servicing component of the commitment asset and recognize an MSR. MSRs are amortized into expense over the estimated life of the loan and presented as a component of Amortization and depreciation in the Condensed Consolidated Statements of Income. The MSR is amortized using the interest method over the period that servicing income is expected to be received.

Allowance for Risk-sharing Obligations and Allowance for Loan Losses. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Condensed Consolidated Balance Sheets. The allowance for loan losses relates to our loans held for investment from our Interim Program and is presented as a reduction of Loans held for investment, net within the Condensed Consolidated Balance Sheets. The amount of each of these allowances considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing, which for loans held for investment is 100%. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor each allowance on all applicable loans and update loss estimates as current information is received. Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan to value ratio, debt service coverage ratio, and property condition. When we believe a loan is probable of foreclosure or in foreclosure, we record an allowance for that loan (a “specific reserve”). The specific reserve is based on the estimate of the property fair value less selling and property preservation costs and considers the loss-sharing requirements detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on broker opinions of value, appraisals, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value . The allowance for risk-sharing obligations for such loans is updated as any additional information is received until the loss is settled with Fannie Mae. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. Historically, the initial specific reserves have not varied significantly from the final settlement. We are uncertain whether such a trend will continue in the future.

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicated that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. When we place a risk-sharing loan on our watch list, we cease to amortize the guaranty obligation and transfer the remaining unamortized balance of the guaranty obligation to the general reserves, a component of the allowance for risk-sharing obligations. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life.

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

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market remain strong. Multifamily occupancy rates and effective rents continue to increase based upon strengthening rental market demand while delinquency rates remain at historic lows, all of which aid loan performance due to their importance to the cash flows of the underlying properties. Most other commercial real estate asset classes have experienced similar performance in underlying fundamentals. The positive performance has boosted the value of many commercial and multifamily properties towards the high end of historical ranges.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. According to the Mortgage Bankers Association, commercial and multifamily loan maturities were expected to increase dramatically through the end of 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. All of these factors have benefited our origination volumes over the past several quarters. Competition among banks, life insurance companies, and the GSEs remains fierce.

During the fourth quarter of 2015, the Federal Reserve raised its targeted Fed Funds Rate by 25 basis points. The increase was long anticipated by market participants. We do not anticipate a significant decline in origination volume or profitability as a result of the increase as long-term interest rates have remained at historically low levels in spite of the increase. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

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

Our GSE loan origination volumes for the first quarter of 2016 decreased 56% from the first quarter of 2015 as our loan origination volumes in the first quarter of 2015 included two large portfolios totaling $1.1 billion, while our loan origination volumes for the first quarter of 2016 did not include any large portfolios. The GSEs are expected to maintain their historical market share in a multifamily market that is projected by the Mortgage Bankers Association to be in excess of $225.0 billion in 2016. The GSEs reported a combined loan origination volume of $30.1 billion for the first quarter of 2016. Although our loan origination volumes for the first quarter of 2016 were down compared to the first quarter of 2015, we believe our market leadership with the GSEs positions us to be a significant lender with the GSEs for the remainder of 2016. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2016.

We continue to grow our capital markets platform to take advantage of the ongoing wave of loan maturities that began in 2015 and to gain greater access to capital, deal flow, and borrower relationships. The commercial debt origination market grew substantially from 2014 to 2015. The apparent appetite for debt funding within the broader commercial real estate market, coupled with our acquisition of Johnson Capital Group, Inc. in late 2014, has resulted in significant growth in our brokered originations over the past several years, as evidenced by the 51% year-over-year growth in brokered origination volumes from 2014 to 2015. That growth carried over into 2016 as our quarterly brokered loan originations increased 6% from the first quarter of 2015 to the first quarter of 2016. With non-bank commercial and multifamily loan maturities expected to grow again in 2016, our outlook for our capital markets platform is positive.

In addition to banks and life insurance companies, there has been a recent increase in CMBS financing for loans to commercial and multifamily properties. The peak of the CMBS market was between 2005 and 2007, and after its collapse in 2008, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds has increased and we have experienced increased competition from an ever-growing CMBS mortgage origination market. According to Wells Fargo Securities, non-agency CMBS issuance totaled $94.6 billion in 2015, up 6.3% from 2014 as the first wave of CMBS refinancing began. The increased demand for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity this year and over the next two years led us to the development of our proprietary CMBS Program. During 2015, the CMBS Program originated $309.5 million of loans and participated in three third-party securitizations, contributing $279.8 million of assets to the securitizations. During the first quarter of 2016, the CMBS Program originated $63.3 million of loans compared to $95.9 million during the first quarter of 2015. Recent volatility in the capital markets resulted in spreads widening and lower demand for CMBS investments in the fourth quarter of 2015 and into the first two months of 2016, leading to lower loan origination volume in the first quarter of 2016 compared to the first quarter of 2015. While markets stabilized at the end of the first quarter of 2016, continued volatility could negatively impact overall volumes of CMBS lending in 2016.

The positive market dynamics that have benefitted the GSEs and broader capital markets have had the opposite effect on HUD’s multifamily business. As the economy has recovered and bank and CMBS capital has re-entered the market, borrowers have shied away from the long lead times required to secure a HUD loan. As a result, we originated $592.0 million of loans with HUD during 2015, down 16% from 2014. This decrease in our HUD lending continued into the first quarter of 2016 as our HUD loan origination volumes decreased 21% from the first quarter of 2015. HUD has taken steps to improve the cost of obtaining a loan, making HUD loans more competitive. Additionally, HUD has undergone reorganization efforts over the past 18 months that may improve the speed and efficiency of the process and help return HUD loans to relevance for our core multifamily borrowers. HUD remains a strong source of capital for new construction loans and healthcare. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers in counter-cyclical markets. We remain committed to the HUD multifamily business, adding resources and scale to the platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. The growth in transitional lending was evident in 2015, as the average balance of our interim loan portfolio was $281.6 million compared to $188.6 million in 2014. We originated $185.1 million of interim loans during 2015 and remain optimistic about this market for the foreseeable future. The demand for transitional lending has brought increased competition from lenders, specifically banks and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

Finally, in the second quarter of 2015, we expanded our offerings to our customers by acquiring a controlling interest in a partnership that offers multifamily investment sales brokerage services. The partnership operates primarily in the eastern United States. As we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we have recently seen increased activity within the investment sales business. We believe this activity will continue throughout the wave of loan maturities, and we will look to capitalize on that demand by expanding the investment sales partnership more broadly across the United States in the coming quarters. During the first quarter of 2016, our investment sales partnership closed $157.0 million of investment sales transactions.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2016 and 2015. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended
	March 31,
(dollars in thousands)	2016	2015
Transaction Volume:
Fannie Mae	$763,244	$1,362,664
Freddie Mac	703,807	1,996,002
Ginnie Mae - HUD	124,208	156,949
Brokered (1)	804,181	760,263
Interim Loans	—	8,420
CMBS (2)	63,310	64,100
Total Loan Origination Volume	$2,458,750	$4,348,398
Investment Sales Volume	156,950	—
Total Transaction Volume	$2,615,700	$4,348,398

Key Performance Metrics:
Operating margin	26%	32%
Return on equity	13%	20%
Walker & Dunlop net income	$15,458	$21,313
Adjusted EBITDA (3)	$32,416	$35,408
Diluted EPS	$0.50	$0.66

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	36%	36%
Other operating expenses	9%	8%

Key Origination Metrics (as a percentage of loan origination volume):
Origination related fees	0.91%	0.95%
Fair value of MSRs created, net	0.97%	0.72%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (4)	1.50%	0.89%

	As of March 31,
Servicing Portfolio by Product:	2016	2015
Fannie Mae	$23,304,910	$20,801,580
Freddie Mac	18,146,813	14,545,426
Ginnie Mae - HUD	5,645,282	5,775,968
Brokered (1)	3,264,815	4,498,161
Interim Loans	191,822	233,738
CMBS	487,110	211,787
Total Servicing Portfolio	$51,040,752	$46,066,660

Key Servicing Metric (end of period):
Weighted-average servicing fee rate	0.25%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.

(2)	In 2015, this figure represents brokered transactions for the CMBS Program. In 2016, this figure represents loans originated by us for the CMBS Program.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)

The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume. No MSRs are recorded for “brokered” transactions or Interim Program originations.

The following table presents a period-to-period comparison of our financial results for the three months ended March 31, 2016 and 2015.

FINANCIAL RESULTS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Revenues
Gains from mortgage banking activities	$46,323	$72,720	$(26,397)	(36)%
Servicing fees	31,649	26,841	4,808	18%
Net warehouse interest income	6,731	4,354	2,377	55%
Escrow earnings and other interest income	1,640	787	853	108%
Other	7,898	7,419	479	6%
Total revenues	$94,241	$112,121	$(17,880)	(16)%

Expenses
Personnel	$34,230	$40,045	$(5,815)	(15)%
Amortization and depreciation	25,155	24,674	481	2%
Provision (benefit) for credit losses	(409)	84	(493)	(587)%
Interest expense on corporate debt	2,469	2,477	(8)	0%
Other operating expenses	8,614	9,435	(821)	(9)%
Total expenses	$70,059	$76,715	$(6,656)	(9)%
Income from operations before income taxes	24,182	35,406	(11,224)	(32)%
Income tax expense	8,849	14,093	(5,244)	(37)%
Net income before noncontrolling interests	$15,333	$21,313	$(5,980)	(28)%
Less: net income from noncontrolling interests	(125)	—	(125)	N/A
Walker & Dunlop net income	$15,458	$21,313	$(5,855)	(27)%

Overview

The decrease in revenues was primarily attributable to a decrease in gains from mortgage banking activities, partially offset by increases in servicing fees and net warehouse interest income. The decrease in gains from mortgage banking activities was due to a decrease in both the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”) and origination fees period over period. The decrease in MSR income and origination fees was largely attributable to a decrease in loan origination volume. The increase in servicing fees was due to an increase in the average servicing portfolio. The increase in net warehouse interest income was principally the result of higher average balances of loans held for sale period over period. The decrease in expenses was primarily due to decreased commission costs due to decreased loan origination volumes and decreased bonus expense due to our financial performance period over period, partially offset by increased salaries expense due to a rise in headcount related to acquisition activity.

Revenues

Gains from Mortgage Banking Activities.  Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, CMBS Program activities, and MSR income. The decrease was primarily attributable to a 43% decrease in loan origination volume from $4.3 billion during the first quarter of 2015 to $2.5 billion during the first quarter of 2016 and a decrease in the percentage of loan origination volume attributable to GSE loans from 77% during the first quarter of 2015 to 60%

during the first quarter of 2016. The decrease in loan origination volume is discussed more fully in the “Overview of Current Business Environment” section above. Our GSE loan originations are some of our most-profitable loans originations. Partially offsetting the decrease due to the decrease in loan origination volume and mix of loan origination volume was a 69% increase in MSR income as a percentage of GSE and HUD loan origination volume (“Agency MSR rate”). The increase in the Agency MSR rate was largely attributable to a substantial increase in the weighted average serving fee of new GSE loan origination volume and an 83% reduction in adjustable-rate loan origination volume. The Agency MSR rate is smaller for adjustable-rate loans compared to fixed-rate loans since adjustable-rate loans have shorter expected lives.

Servicing Fees.  The increase was primarily attributable to an increase in the servicing portfolio due to new loan originations. The average servicing portfolio during the three months ended March 31, 2016 was $50.6 billion compared to $45.0 billion during the three months ended March 31, 2015. Additionally, the weighted average serving fee of the portfolio increased slightly from March 31, 2015 to March 31, 2016.

Net Warehouse Interest Income. The increase is primarily related to a $2.7 million increase in net warehouse interest income from loans held for sale. The increase in net warehouse interest income from loans held for sale was attributable to a 52% increase in the average daily outstanding warehouse balance and a 39% increase in the net warehouse margin. The average loans held for sale balance increased from $1.0 billion during 2015 to $1.5 billion during 2016.

Expenses

Personnel.  The decrease was primarily due to decreased commission costs due to decreased loan origination volumes and decreased bonus expense as a result of our financial performance period over period, partially offset by increased salaries expense due to a rise in headcount. Headcount increased largely as a result of the addition of our investment sales platform and the consolidation of the CMBS Program since the first quarter of 2015.

Income Tax Expense.   The decrease in income tax expense was primarily due to a decrease in income from operations and the adoption of new stock compensation accounting guidance as more fully discussed below in the “New/Recent Accounting Pronouncements” section.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision for credit losses net of write-offs, stock-based incentive compensation charges, unrealized gains and losses from the CMBS Program, and non-cash revenues such as gains attributable to MSRs. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income. Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended
	March 31,
(in thousands)	2016	2015
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$15,458	$21,313
Income tax expense	8,849	14,093
Interest expense	2,469	2,477
Amortization and depreciation	25,155	24,674
Provision (benefit) for credit losses	(409)	84
Net write-offs	—	—
Stock compensation expense	3,858	4,084
Gains attributable to mortgage servicing rights (1)	(23,917)	(31,317)
Unrealized (gains) losses from CMBS Program mortgage banking activities	953	—
Adjusted EBITDA	$32,416	$35,408

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

The following table presents a period-to-period comparison of our adjusted EBITDA for the three months ended March 31, 2016 and 2015:

ADJUSTED EBITDA

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Origination fees	$23,359	$41,403	$(18,044)	(44)%
Servicing fees	31,649	26,841	4,808	18%
Net warehouse interest income	6,731	4,354	2,377	55%
Escrow earnings and other interest income	1,640	787	853	108%
Other	8,023	7,419	604	8%
Personnel	(30,372)	(35,961)	5,589	(16)%
Net write-offs	—	—	—	N/A
Other operating expenses	(8,614)	(9,435)	821	(9)%
Adjusted EBITDA	$32,416	$35,408	$(2,992)	(8)%

 See the table above for the components of the change in adjusted EBITDA period over period. The decrease in origination fees was largely related to the decrease in the volumes of loans originated period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. Net warehouse interest income increased principally due to an increase in the average outstanding balance of loans held for sale period over period. The decrease in personnel expenses was primarily due to decreased commission costs due to decreased loan origination volumes and decreased bonus expense due to our financial performance period over period, partially offset by an increased salaries expense due to a rise in headcount related to acquisition activity.

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

Cash Flow from Financing Activities

We use our warehouse loan facilities and our corporate cash to fund loan closings. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically, we have used a combination of long-term debt and cash flows from operations to fund acquisitions, repurchase shares, and fund a portion of loans held for investment.

We currently do not pay dividends on our common stock and have never paid a dividend.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2016 and 2015.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	Year Ended March 31,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Net cash provided by (used in) operating activities	$1,956,231	$(220,659)	$2,176,890	(987)%
Net cash provided by (used in) investing activities	40,006	(8,868)	48,874	(551)%
Net cash provided by (used in) financing activities	(2,035,001)	181,689	(2,216,690)	(1,220)%
Cash and cash equivalents at end of period	$98,224	$65,516	$32,708	50%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$1,972,479	$(219,973)	$2,192,452	(997)%
Net cash provided by (used in) operating activities, excluding loan origination activity	$(16,248)	$(686)	$(15,562)	2,269%

Cash flows from investing activities
Originations of loans held for investment	$—	$(8,420)	$8,420	(100)%
Principal collected on loans held for investment	41,548	—	41,548	N/A
Net payoff of (investment in) loans held for investment	$41,548	$(8,420)	$49,968	(593)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(1,999,202)	$221,525	$(2,220,727)	(1,002)%
Borrowings of interim warehouse notes payable	—	6,315	(6,315)	(100)%
Repayments of interim warehouse notes payable	(30,469)	—	(30,469)	N/A
Repurchase of common stock	$(8,345)	$(47,804)	$39,459	(83)%

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations for the three months ended March 31, 2016 is primarily attributable to the net receipt of $2.0 billion for the funding of loan originations, net of sales of loans to third parties during the three months ended March 31, 2016 compared to the net use of $220.0 million for the funding of loan originations, net of sales to third parties during the three months ended March 31, 2015. Excluding cash used for the origination and sale of loans, cash flows used in operations was $16.2 million during 2016 compared to $0.7 million during 2015. The significant components of the change included a $26.2 million greater reduction in accounts payable for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and a decrease of $6.0 million in net income before noncontrolling interests, partially offset by smaller reduction to net income related to gains attributable to future servicing rights of $7.4 million and a smaller reduction in the change in the fair value of premiums and origination fees of $7.3 million.

The increase in cash provided by investing activities is primarily attributable to the net payoff of $41.5 million in loans held for investment during the three months ended March 31, 2016 compared to the net investment of $8.4 million during the three months ended March 31, 2015. Of the $41.5 million of net payoffs of loans held for investment during 2016, $30.5 million was funded using interim warehouse borrowings, with the other $11.0 million funded using corporate cash. Of the $8.4 million of the net investment in loans held for investment during 2015, $6.3 million was funded using interim warehouse borrowings, with the remaining $2.1 million funded using corporate cash.

The substantial decrease in cash provided by financing activities was primarily attributable to the significant change in net warehouse borrowings period to period, a decrease in borrowings of interim warehouse notes payable, and an increase in repayments of interim warehouse notes payable, partially offset by a decrease in cash used to repurchase and retire shares of our common stock. The substantial net repayment of warehouse borrowings for the three months ended March 31, 2016 was due to a significant decrease in loans held for sale from December 31, 2015 to March 31, 2016. During the three months ended March 31, 2015, loans held for sale increased from their December 31, 2014 balance, resulting in the need for net warehouse borrowings. The change in net borrowings of interim warehouse notes payable was principally due to an increase in payoffs of loans held for investment and a decrease in originations of loans held for investment year over year. During the three months ended March 31, 2015, we repurchased in a single transaction a large block of our shares of common stock from our largest stockholder at the time. Our share repurchases during the three months ended March 31, 2016 have been in multiple transactions of smaller size.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of March 31, 2016. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2016, the net worth requirement was $113.5 million and our net worth was $481.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2016, we were required to maintain at least $21.8 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2016, we had operational liquidity of $97.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. As of March 31, 2016, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $1.3 million of which has been funded. We expect to fund these commitments over the next 12 to 24 months. We may make additional commitments to fund preferred equity investments in the future.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million and invested $29.8 million of cash in acquisitions. During the first quarter of 2016, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock over a 12-month period. We repurchased 0.3 million shares of our stock under this program for an aggregate cost of $6.5 million during the first quarter of 2016. Additionally, we may execute additional acquisitions if the economics of such acquisitions are favorable.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of March 31, 2016, we held substantially all of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $71.7 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2016 collateral requirements as outlined above. As of March 31, 2016, reserve requirements for the DUS loan portfolio will require us to fund $47.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2016.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of March 31, 2016.

	March 31, 2016
(dollars in thousands)	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Agency warehouse facility #1	$425,000	$49,773	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	63,155	30-day LIBOR plus 1.40%
Agency warehouse facility #3	240,000	53,435	30-day LIBOR plus 1.40%
Agency warehouse facility #4	250,000	201,779	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	450,000	93,268	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$2,015,000	$461,410

CMBS warehouse facility #1	$100,000	$38,228	30-day LIBOR plus 2.25%
CMBS warehouse facility #2	100,000	—	30-day LIBOR plus 2.25%
Total CMBS warehouse facilities	$200,000	$38,228

Interim warehouse facility #1	$85,000	$—	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	125,964	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	16,594	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$142,558
Total warehouse facilities	$2,575,000	$642,196

Agency Warehouse Facilities

At March 31, 2016, to provide financing to borrowers under the GSE and HUD programs and our CMBS and Interim Programs, we have arranged for warehouse lines of credit. In support of the GSE and HUD programs, we have four warehouse lines of credit in the amount of $1.5 billion with certain national banks and a $0.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Consistent with industry practice, four of these facilities are revolving commitments we expect to renew annually, and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 31, 2016. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points. No material modifications have been made to the agreement during 2016.

Agency Warehouse Facility #2:

We have a $650.0 million committed warehouse agreement with a syndicate of national banks that is scheduled to mature June 22, 2016. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. No material modifications have been made to the agreement during 2016.

Agency Warehouse Facility #3:

We have a $240.0 million committed warehouse credit and security agreement with a national bank. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points. During the second quarter of 2016, we executed the fourth amendment to the credit and security agreement that increased the committed amount to $280.0 million, decreased the interest rate to 30-day LIBOR plus 135 basis points, and extended the maturity date to April 30, 2017. No other material modifications have been made to the agreement during 2016.

Agency Warehouse Facility #4:

We have a $250.0 million committed warehouse agreement with a national bank that is scheduled to mature December 20, 2016. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. No material modifications have been made to the agreement during 2016.

Uncommitted Agency Warehouse Facility:

We have a $450.0 million uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR plus 115 basis points, with a minimum 30-day LIBOR rate of 35 basis points. There is no expiration date for this facility.

CMBS Warehouse Facilities

In support of the CMBS Program, the Company has two warehouse lines of credit in the amount of $0.2 billion with certain large national financial institutions as of March 31, 2016 (the “CMBS Warehouse Facilities”). Consistent with industry practice, these facilities are revolving commitments we expect to renew annually. Our ability to originate mortgage loans intended to be sold under a CMBS execution largely depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

CMBS Warehouse Facility #1:

We have a $100.0 million repurchase agreement that is scheduled to mature on October 31, 2016. The agreement provides us with the ability to fund first mortgage loans on various real estate property types for a short-term period, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 225 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement mirror the underlying mortgage loan, with each advance repaid upon sale of the underlying mortgage loan. No material modifications have been made to the agreement during 2016.

CMBS Warehouse Facility #2:

We have a $100.0 million repurchase agreement that is scheduled to mature on July 1, 2016. We have the option to request two one-year extensions of the maturity date provided that no event of default or default has occurred and is continuing. The agreement provides us with the ability to fund first mortgage loans on various real estate property types for a short-term period, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 225 basis points, with a 25 basis-point floor on the 30-day LIBOR rate. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement mirror the underlying mortgage loan, with each advance repaid upon sale of the underlying mortgage loan. No material modifications have been made to the agreement during 2016.

CMBS Warehouse Facility #3:

During the second quarter of 2016, we executed a repurchase agreement to establish CMBS Warehouse Facility #3. The new warehouse facility has a maximum borrowing capacity of $100.0 million and matures in one year. The agreement provides us with the ability to fund first mortgage loans on various real estate property types for a short-term period, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 275 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement mirror the underlying mortgage loan, with each advance repaid upon sale of the underlying mortgage loan.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.4 billion as of March 31, 2016 (“Interim Warehouse Facilities”).  Consistent with industry practice, one of these facilities is a revolving commitment we expect to renew annually and two are revolving commitments we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $85.0 million committed warehouse line agreement. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2016, we executed the sixth amendment to the credit and security agreement that extended the maturity date to April 30, 2017. No other material modifications have been made to the agreement during 2016.

Interim Warehouse Facility #2:

We have a $200.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2017.  The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications have been made to the agreement during 2016.

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement that is scheduled to mature on May 19, 2016. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 200 basis points to 250 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  No material modifications have been made to the agreement during 2016.

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. Similarly, the CMBS agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other CMBS debt agreements could also declare a default. We were in compliance with all covenants related to the Agency Warehouse Facilities, the Interim Warehouse Facilities, and CMBS Warehouse Facility #1 as of March 31, 2016. With respect to CMBS Warehouse Facility #2, we were in compliance with all but one of the covenants as of March 31, 2016. We received a one-time waiver for the one covenant for which we were not compliant.

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

We are obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to $0.3 million on the last business day of each quarter. The Term Loan also requires other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. In April of 2015, we made a mandatory prepayment of $3.6 million. The final principal installment of the Term Loan is required to be paid in full on December 20, 2020 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of March 31, 2016.

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

As of March 31, 2016, the outstanding principal balance of the note payable was $168.2 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of March 31, 2016, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended
	March 31,
(dollars in thousands)	2016	2015
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$17,642,364	$15,076,417
Fannie Mae Modified Risk	4,905,037	4,871,997
Freddie Mac Modified Risk	53,498	53,629
GNMA - HUD Full Risk	4,547	4,693
Total risk-sharing servicing portfolio	$22,605,446	$20,006,736

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$757,509	$853,166
Freddie Mac No Risk	18,093,315	14,491,797
GNMA - HUD No Risk	5,640,735	5,771,275
Brokered	3,264,815	4,498,161
CMBS	487,110	211,787
Total non risk-sharing servicing portfolio	$28,243,484	$25,826,186

Total loans serviced for others	$50,848,930	$45,832,922

Interim loans (full risk) servicing portfolio	191,822	233,738

Total servicing portfolio unpaid principal balance	$51,040,752	$46,066,660

At risk servicing portfolio (1)	$20,066,881	$17,486,146
Maximum exposure to at risk portfolio (2)	4,165,215	4,121,863
60+ Day delinquencies, within at risk portfolio	—	22,531
At risk loan balances associated with allowance for risk-sharing obligations	$16,884	$25,609

Allowance for risk-sharing obligations:
Beginning balance	$5,586	$3,904
Provision (benefit) for risk-sharing obligations	(154)	150
Net write-offs	—	—
Other	(283)	—
Ending balance	$5,149	$4,054

60+ Day delinquencies as a percentage of the at risk portfolio	0.00%	0.13%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.03%	0.02%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.00%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	30.50%	15.83%
Allowance for risk-sharing as a percentage of maximum exposure	0.12%	0.10%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.81%	0.71%

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

For example, a $15 million loan with 50% risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk sharing. Accordingly, if the $15 million loan with 50% risk-sharing were to default, we would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, substantially all of the risk-sharing obligations that we have settled have been from full risk-sharing loans.

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

As of March 31, 2016 and 2015, none of our at risk balances was more than 60 days delinquent. For the three months ended March 31, 2016, the provision for risk-sharing obligations was a net benefit of $0.2 million, or less than one basis point of the at risk balance, compared to an expense of $0.2 million, or less than one basis point of the at risk balance, for the three months ended March 31, 2015.

As of March 31, 2016 and 2015, our allowance for risk-sharing obligations was $5.1 million and $4.1 million, respectively, or 3 basis points and 2 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of March 31, 2016, we had advanced $0.1 million of principal and interest payments on the loans associated with our $5.1 million allowance. Accordingly, if the $5.1 million in estimated losses is ultimately realized, we would be required to fund an additional $5.0 million. As of March 31, 2015, we had advanced $0.4 million of principal and interest payments on the loans associated with our $4.1 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

In the first quarter of 2016, Accounting Standard Update 2016‑02 (“ASU 2016-02”), Leases (Topic 842), was issued. ASU 2016‑02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Lessees can make an accounting policy election, by class of underlying asset, to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise.

In addition to the changes affecting entities’ balance sheets, ASU 2016-02 includes guidance that makes minor changes to the way the expense is recorded. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for us January 1, 2019. We are still in the process of determining the significance of the impact ASU 2016-02 will have on our financial statements and operations.

In the first quarter of 2016, Accounting Standards Update 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued. ASU 2016-09 includes the following changes to the accounting for share-based payments that will have an impact to our reported financial results:

•

All excess tax benefits and tax deficiencies arising from stock compensation arrangements are recognized as an income tax benefit or expense in the income statement instead of as an adjustment to additional paid in capital (“APIC”). The APIC pool is eliminated. In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding. The transition guidance related to these changes requires prospective application.

•

Excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The transition guidance related to this change requires prospective application. Cash paid when remitting cash to the tax authorities must be classified as a financing activity in the statement of cash flows. The transition guidance related to this change requires retrospective application.

•

Entities can elect to continue to apply current U.S. GAAP or to reverse compensation cost of forfeited awards when they occur. If an entity makes a change in its accounting policy to account for forfeitures as they occur, the transition guidance requires a cumulative-effect adjustment to beginning retained earnings.

We early adopted ASU 2016-09 during the first quarter of 2016 with an immaterial impact to our reported financial results and no impact to our operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are not currently exposed to unhedged interest rate or credit spread risk during the loan commitment, closing, and delivery processes for our GSE and HUD lending activities. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is typically effectuated within 60 days of closing. The coupon rate for the loan is set after we have established the interest rate with the investor. For loans originated for our CMBS Program, we are exposed to the risk of changes in interest rates between the periods when we close the loan and sell the loan. We use interest rate swaps to attempt to mitigate this risk.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of March 31, 2016 and 2015 was 44 basis points and 18 basis points, respectively. A 100 basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $10.2 million based on our escrow balance as of March 31, 2016 compared to $9.9 million based on our escrow balance as of March 31, 2015. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $4.2 million based on the escrow balance as of March 31, 2016 compared to $1.7 million based on our escrow balance as of March 31, 2015.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100 basis point increase in 30-day LIBOR would decrease our annual net warehouse interest income by approximately $1.2 million based on our outstanding warehouse balance as of March 31, 2016 compared to $1.5 million based on our outstanding warehouse balance as of March 31, 2015. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $0.5 million based on our outstanding warehouse balance as of March 31, 2016 compared to $0.3 million as of March 31, 2015.

All of our corporate debt is based on 30-day LIBOR, with a floor of 100 basis points. A 100 basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $0.7 million as of March 31, 2016, compared to $0.3 million based on our outstanding corporate debt as of March 31, 2015. A decrease in 30-day LIBOR to zero would not have an impact on our 2016 or 2015 annual earnings because of the LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $16.3 million as of March 31, 2016, compared to $16.1 million as of March 31, 2015. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of March 31, 2016, 88% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 84% as of March 31, 2015; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, CMBS are priced based on a spread to Treasury or interest rate swaps. We generally benefit if credit spreads narrow during the time that we hold a mortgage loan intended to be sold under a CMBS execution. Conversely, we may experience losses if credit spreads widen during the time that we hold such loans. We actively monitor our exposure to changes in credit spreads. During the three months ended March 31, 2016, we held synthetic credit default swap index contracts to moderate our exposure against losses associated with a widening of credit spreads. Credit spread risk is currently not a material risk to us due to the immaterial balance of loans held for sale that are intended to be sold under a CMBS execution.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

CA Funds Group Litigation—In March 2012, our wholly owned operating subsidiary, Walker & Dunlop Investment Advisory Services, LLC (“IA Services”) engaged CA Funds Group, Inc. (“CAFG”) to provide, among other things, consulting services in connection with expanding our investment advisory services business. The engagement letter was supplemented in June 2012 to retain CAFG to engage in certain capital raising activities, primarily with respect to a potential commingled, open-ended Fund (“Fund”). The Fund was never launched by us. However, we independently formed a large loan bridge program (the “Bridge Program”), which is focused primarily on making floating-rate loans of $25.0 million or more with maturities of up to three years to experienced owners of multifamily properties. CAFG filed a breach of contract action captioned CA Funds Group, Inc. v. Walker & Dunlop Investment Advisory Services, LLC and Walker & Dunlop, LLC in Illinois State Court, which was then transferred to the United States District Court for the Northern District of Illinois, Eastern Division, seeking a placement fee in the amount of $5.1 million (plus interest and the costs of the suit) based upon the $380.0 million allegedly obtained for the Bridge Program. We filed a motion to dismiss the complaint on January 3, 2014, CAFG filed a response to the motion on January 31, 2014, and on March 21, 2014, the Court denied our motion to dismiss the complaint. Both the Company and CAFG filed motions for summary judgment in June 2015. On January 27, 2016, the Court issued its opinion granting the Company’s motion for summary judgment, and denying CAFG’s motion for summary judgment. On February 9, 2016, the Company filed a motion with the Court seeking recovery of its legal fees, pursuant to the terms of the engagement letter. On February 18, 2016, CAFG filed a notice that it will appeal the summary judgment order to the U.S. Court of Appeals for the Seventh Circuit. On April 6, 2016, the parties entered into a settlement agreement pursuant to which CAFG dismissed its appeal with prejudice, all claims in the underlying case were dismissed with prejudice, and CAFG paid us for a portion of our legal fees. The litigation has concluded.

In the ordinary course of business, we may be party to various other claims and litigation, none of which we believe is material. We cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties and other costs, and our reputation and business may be impacted. Our management believes that any liability that could be imposed on us in connection with the disposition of any pending lawsuits would not have a material adverse effect on our business, results of operations, liquidity or financial condition.

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2015 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the 2015 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2016, we purchased approximately 91 thousand shares to satisfy grantee tax withholding obligations. Additionally, we announced in the first quarter of 2016 a share repurchase program. The repurchase program authorized by our Board of Directors permits us to repurchase up to $75.0 million of shares of our common stock for a period of up to 12 months. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2016:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2016	2,995	$28.81	—	N/A
February 1-29, 2016	102,841	20.77	15,000	$74,656,407
March 1-31, 2016	259,927	23.49	259,927	68,550,205
Total	365,763	$22.77	274,927	$68,550,205

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Seventh Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of February 12, 2016, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016).

10.2 †	*	Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors
10.3 †	*	Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors Election Form
10.4 †	*	Walker & Dunlop, Inc. 2015 Equity Incentive Plan Restricted Stock Agreement (Directors)
31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	XBRL Instance Document
101.2	*	XBRL Taxonomy Extension Schema Document
101.3	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	XBRL Taxonomy Extension Label Linkbase Document
101.6	*	XBRL Taxonomy Extension Presentation Linkbase Document

†:  Denotes a management contract or compensation plan, contract, or arrangement.

*:  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2016	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 4, 2016	By:	/s/ Stephen P. Theobald
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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Seventh Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of February 12, 2016, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016).

10.2 †	*	Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors
10.3 †	*	Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors Election Form
10.4 †	*	Walker & Dunlop, Inc. 2015 Equity Incentive Plan Restricted Stock Agreement (Directors)
31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	XBRL Instance Document
101.2	*	XBRL Taxonomy Extension Schema Document
101.3	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	XBRL Taxonomy Extension Label Linkbase Document
101.6	*	XBRL Taxonomy Extension Presentation Linkbase Document

†:  Denotes a management contract or compensation plan, contract, or arrangement.

*:  Filed herewith.