Form 10-Q
period 2016-06-30
Walker & Dunlop, Inc.
filed 2016-08-03
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 27, 2016, there were 30,811,048 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(In thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$60,993	$136,988
Restricted cash	17,611	5,306
Pledged securities, at fair value	78,491	72,190
Loans held for sale, at fair value	2,244,329	2,499,111
Loans held for investment, net	239,861	231,493
Servicing fees and other receivables, net	36,300	23,844
Derivative assets	28,358	11,678
Mortgage servicing rights	468,093	412,348
Goodwill and other intangible assets	91,389	91,488
Other assets	30,599	30,545
Total assets	$3,296,024	$3,514,991

Liabilities
Accounts payable and other liabilities	$176,154	$169,109
Performance deposits from borrowers	16,799	5,112
Derivative liabilities	29,483	1,333
Guaranty obligation, net of accumulated amortization	28,406	27,570
Allowance for risk-sharing obligations	5,810	5,586
Warehouse notes payable	2,336,925	2,649,470
Note payable	164,313	164,462
Total liabilities	$2,757,890	$3,022,642

Equity
Preferred shares, Authorized 50,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,356 shares at June 30, 2016 and 29,466 shares at December 31, 2015	294	295
Additional paid-in capital	218,818	215,575
Retained earnings	314,613	272,030
Total stockholders’ equity	$533,725	$487,900
Noncontrolling interests	4,409	4,449
Total equity	$538,134	$492,349
Commitments and contingencies (Note 9)	—	—
Total liabilities and equity	$3,296,024	$3,514,991

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Gains from mortgage banking activities	$102,453	$69,950	$148,776	$142,670
Servicing fees	32,771	28,058	64,420	54,899
Net warehouse interest income	3,580	6,610	10,311	10,964
Escrow earnings and other interest income	1,955	1,170	3,595	1,957
Other	7,099	8,138	14,997	15,557
Total revenues	$147,858	$113,926	$242,099	$226,047

Expenses
Personnel	$55,758	$45,993	$89,988	$86,038
Amortization and depreciation	26,425	23,470	51,580	48,144
Provision (benefit) for credit losses	292	398	(117)	482
Interest expense on corporate debt	2,465	2,472	4,934	4,949
Other operating expenses	11,212	8,951	19,826	18,386
Total expenses	$96,152	$81,284	$166,211	$157,999
Income from operations	$51,706	$32,642	$75,888	$68,048
Income tax expense	19,595	12,351	28,444	26,444
Net income before noncontrolling interests	$32,111	$20,291	$47,444	$41,604
Less: net income (loss) from noncontrolling interests	90	138	(35)	138
Walker & Dunlop net income	$32,021	$20,153	$47,479	$41,466

Basic earnings per share	$1.09	$0.69	$1.61	$1.37
Diluted earnings per share	$1.05	$0.67	$1.55	$1.32

Basic weighted average shares outstanding	29,388	29,057	29,438	30,279
Diluted weighted average shares outstanding	30,627	30,239	30,714	31,344

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income before noncontrolling interests	$47,444	$41,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(79,496)	(63,675)
Change in the fair value of premiums and origination fees	(11,954)	(2,031)
Amortization and depreciation	51,580	48,144
Provision (benefit) for credit losses	(117)	482
Other operating activities, net	314,038	189,365
Net cash provided by (used in) operating activities	$321,495	$213,889

Cash flows from investing activities
Capital expenditures	$(777)	$(940)
Net cash paid to increase ownership interest in a previously held equity method investment	(1,058)	—
Acquisitions, net of cash received	—	(12,767)
Purchase of mortgage servicing rights	(43,374)	—
Originations of loans held for investment	(141,842)	(114,945)
Principal collected on loans held for investment	133,120	22,920
Net cash provided by (used in) investing activities	$(53,931)	$(105,732)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(333,615)	$(176,469)
Borrowings of interim warehouse notes payable	98,863	88,325
Repayments of interim warehouse notes payable	(97,873)	(17,190)
Repayments of note payable	(552)	(4,268)
Proceeds from issuance of common stock	3,291	5,677
Repurchase of common stock	(11,979)	(49,681)
Debt issuance costs	(1,689)	(793)
Distributions to noncontrolling interests	(5)	—
Tax benefit from vesting of equity awards	—	677
Net cash provided by (used in) financing activities	$(343,559)	$(153,722)

Net increase (decrease) in cash and cash equivalents	$(75,995)	$(45,565)
Cash and cash equivalents at beginning of period	136,988	113,354
Cash and cash equivalents at end of period	$60,993	$67,789

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$18,008	$17,047
Cash paid for income taxes	$16,426	$16,584

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or thereafter.

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

Prior to 2016, the Company executed the CMBS Program through a partnership in which the Company owned a noncontrolling interest. The Company accounted for its investment in the partnership under the equity method of accounting. Effective January 1, 2016, the Company’s partner exited the CMBS Program, and the Company increased its ownership percentage to 100%. As the CMBS Program is now wholly owned, the Company began to consolidate the activities, financial results, and balances of the CMBS Program beginning in the first quarter of 2016, primarily impacting loans held for sale, warehouse notes payable, and gains from mortgage banking activities.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2016. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2016. No other material subsequent events have occurred that would require disclosure.

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

Comprehensive Income—For the three and six months ended June 30, 2016 and 2015, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans have terms of up to three years. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of

June 30, 2016, Loans held for investment, net consisted of $242.1 million of unpaid principal balance less $1.6 million of net unamortized deferred fees and costs and $0.6 million of allowance for loan losses. As of December 31, 2015, Loans held for investment, net consisted of $233.4 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $0.8 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the interim loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in the portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by the outstanding portfolio balance, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The allowances for loan losses recorded as of June 30, 2016 and December 31, 2015 were based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of June 30, 2016 or December 31, 2015. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program.

Provision (benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. Note 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and six months ended June 30, 2016 and 2015:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Provision (benefit) for loan losses	$17	$340	$(238)	$274
Provision for risk-sharing obligations	275	58	121	208
Provision (benefit) for credit losses	$292	$398	$(117)	$482

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and six months ended June 30, 2016 and 2015 are the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Warehouse interest income - loans held for sale	$7,298	$11,063	$20,821	$18,472
Warehouse interest expense - loans held for sale	(5,168)	(6,764)	(13,516)	(11,719)
Net warehouse interest income - loans held for sale	$2,130	$4,299	$7,305	$6,753

Warehouse interest income - loans held for investment	$2,630	$3,770	$5,453	$6,827
Warehouse interest expense - loans held for investment	(1,180)	(1,459)	(2,447)	(2,616)
Net warehouse interest income - loans held for investment	$1,450	$2,311	$3,006	$4,211

Total net warehouse interest income	$3,580	$6,610	$10,311	$10,964

Recently Announced Accounting Pronouncements—In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13” or “the Standard”), Financial Instruments – Credit Losses (Topic 326), was issued. ASU 2016-13 represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance in the balance sheet.

ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses. The effective date of the Standard for the Company is January 1, 2020, with early adoption permitted on January 1, 2019. The Company is still in the process of determining the significance of the impact the Standard will have on its financial statements and the timing of when it will adopt the standard.

There have been no material changes to the accounting policies discussed in Note 2 of the Company’s 2015 Form 10-K other than the changes made pursuant to the adoption of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three and six months ended June 30, 2016 and 2015:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Contractual loan origination related fees, net	$46,874	$37,592	$69,280	$78,995
Fair value of expected net cash flows from servicing recognized at commitment	59,580	34,558	85,007	68,250
Fair value of expected guaranty obligation recognized at commitment	(4,001)	(2,200)	(5,511)	(4,575)
Total gains from mortgage banking activities	$102,453	$69,950	$148,776	$142,670

The origination fees shown in the table are net of co-broker fees of $11.1 million and $6.4 million for the three months ended June 30, 2016 and 2015, respectively, and $16.6 million and $12.8 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, included in the contractual loan origination related fees, net balance for the three months ended June 30, 2016 and 2015 are realized and unrealized gains of $2.7 million and $0, respectively, and $0.6 million and $0 for the six months ended June 30, 2016 and 2015, respectively, from the sale and mark-to-market of loans and derivative instruments related to the CMBS Program.

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

The fair values of the MSRs at June 30, 2016 and December 31, 2015 were $576.4 million and $510.6 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100 basis point increase in the discount rate at June 30, 2016 is a decrease in the fair value of $18.6 million.

The impact of a 200 basis point increase in the discount rate at June 30, 2016 is a decrease in the fair value of $35.8 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three and six months ended June 30, 2016 and 2015 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$421,651	$375,159	$412,348	$375,907
Additions, following the sale of loan	29,053	43,209	64,026	67,391
Purchases	44,774	—	44,774	—
Amortization	(23,233)	(19,750)	(45,956)	(38,570)
Pre-payments and write-offs	(4,152)	(3,598)	(7,099)	(9,708)
Ending balance	$468,093	$395,020	$468,093	$395,020

As shown in the table above, during the second quarter of 2016, the Company purchased the rights to service a HUD loan portfolio from a third-party servicer for $44.8 million of cash consideration, with $43.4 million paid at closing and the remaining $1.4 million due upon the successful resolution of one defaulted loan, which is expected to occur before the end of 2016. The servicing portfolio consisted of approximately $3.8 billion of unpaid principal balance and had a weighted average estimated remaining life of 10.8 years.

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of June 30, 2016:

	As of June 30, 2016
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$177,611	$(100,013)	$77,598
Originated MSRs	556,528	(166,033)	390,495
Total	$734,139	$(266,046)	$468,093

The expected amortization of MSRs recorded as of June 30, 2016 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Six Months Ending December 31,
2016	$40,564	$7,443	$48,007
Year Ending December 31,
2017	72,809	13,910	86,719
2018	61,874	11,428	73,302
2019	55,295	10,081	65,376
2020	47,615	8,359	55,974
2021	38,521	6,452	44,973
Thereafter	73,817	19,925	93,742
Total	$390,495	$77,598	$468,093

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

Activity related to the guaranty obligation for the three and six months ended June 30, 2016 and 2015 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$28,552	$25,333	$27,570	$24,975
Additions, following the sale of loan	1,777	3,115	3,689	4,870
Amortization	(1,537)	(1,308)	(2,750)	(2,705)
Other	(386)	—	(103)	—
Ending balance	$28,406	$27,140	$28,406	$27,140

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an allowance for the estimated risk-sharing loss through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income, along with a write-off of the loan-specific MSR and guaranty obligation. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, the loss recognition occurs at or before the loan becomes 60 days delinquent. Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2016 and 2015 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$5,149	$4,054	$5,586	$3,904
Provision for risk-sharing obligations	275	58	121	208
Write-offs	—	(808)	—	(808)
Other	386	—	103	—
Ending balance	$5,810	$3,304	$5,810	$3,304

When the Company places a loan for which it has a risk-sharing obligation on its watch list, the Company ceases to amortize the guaranty obligation and transfers the remaining unamortized balance of the guaranty obligation to the allowance for risk-sharing obligations. When a loan for which the Company has a risk-sharing obligation is removed from the watch list, the loan is transferred from the allowance for risk-sharing obligations to the guaranty obligation, and the amortization of the remaining balance over the remaining estimated life is resumed. This net transfer of the unamortized balance of the guaranty obligation from a noncontingent classification to a contingent classification (and vice versa) is presented in the guaranty obligation and allowance for risk-sharing obligations tables above as ‘Other.’

As of June 30, 2016, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $4.3 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $57.3 billion as of June 30, 2016 compared to $50.2 billion as of December 31, 2015. The June 30, 2016 balance includes the addition of $3.8 billion related to purchase activity as more fully discussed in Note 4.

NOTE 7—WAREHOUSE NOTES PAYABLE

At June 30, 2016, to provide financing to borrowers under the GSE and HUD programs and the Company’s CMBS and Interim Programs, the Company has arranged for warehouse lines of credit. In support of the GSE and HUD programs, the Company has warehouse lines of credit in the amount of $2.4 billion with certain national banks and a $0.8 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of the CMBS Program, the Company has warehouse lines of credit in the amount of $0.3 billion with certain national banks (the “CMBS Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities and the CMBS Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at June 30, 2016 follow:

	June 30, 2016
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$425,000	$336,126	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #2	1,150,000	1,096,996	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #3	480,000	291,323	LHFS	30-day LIBOR plus 1.35%
Agency warehouse facility #4	450,000	318,095	LHFS	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	750,000	91,373	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,255,000	$2,133,913

CMBS warehouse facility #1	$100,000	$17,856	LHFS	30-day LIBOR plus 2.25%
CMBS warehouse facility #2	100,000	—	LHFS	30-day LIBOR plus 2.25%
CMBS warehouse facility #3	100,000	13,455	LHFS	30-day LIBOR plus 2.75%
Total CMBS warehouse facilities	$300,000	$31,311

Interim warehouse facility #1	$85,000	$36,916	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	101,096	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	36,005	LHFI	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$174,017
Debt issuance costs	—	(2,316)
Total warehouse facilities	$3,915,000	$2,336,925

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

During the second quarter of 2016, the Company executed the eighth amendment to the amended and restated credit and security agreement related to Agency Warehouse Facility #2 that extended the maturity date to June 21, 2017. Additionally, the Company executed an agreement to provide a temporary increase of $500.0 million to the maximum borrowing capacity, which expires in August 2016.  No other material modifications have been made to the agreement during 2016.

During the second quarter of 2016, the Company executed the fourth amendment to the credit and security agreement related to Agency Warehouse Facility #3. The amendment increased the committed amount to $280.0 million, reduced the interest rate to the 30-day London Interbank Offered Rate (“LIBOR”) plus 135 basis points, and extended the maturity date to April 30, 2017. Additionally, the Company executed an agreement to provide a temporary increase of $200.0 million to the maximum borrowing capacity, which expires in September 2016. No other material modifications have been made to the agreement during 2016.

During the second quarter of 2016, the Company executed an agreement to provide a temporary increase of $200.0 million to the maximum borrowing capacity of Agency Warehouse Facility #4, which expires in August 2016. No other material modifications have been made to the agreement during 2016.

During the second quarter of 2016, Fannie Mae provided a temporary increase of $300.0 million to the maximum borrowing capacity of the Fannie Mae uncommitted facility. The temporary increase was made permanent in July 2016. No other material modifications have been made to the Fannie Mae facility during 2016.

During the third quarter of 2016, the Company executed a warehousing credit and security agreement to establish Agency Warehouse Facility #5. The committed warehouse facility provides the Company with the ability to fund defaulted HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $30.0 million and is scheduled to mature in 18 months. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points.

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

During the second quarter of 2016, the Company executed the sixth amendment to the credit and security agreement related to Interim Warehouse Facility #1 that extended the maturity date to April 30, 2017. No other material modifications have been made to the agreement during 2016.

During the second quarter of 2016, the Company exercised its option to extend the maturity date of Interim Warehouse Facility #3 to May 19, 2017. Additionally, the Company executed the second amendment to the repurchase agreement related to Interim Warehouse Facility #3. The amendment provides the Company with an additional unilateral option to extend the maturity date one year. As a result of the amendment, the Company now has three remaining one-year options that, if exercised, extend the maturity date through May 19, 2020. No other material modifications have been made to the agreement during 2016.

During the third quarter of 2016, the repurchase agreement related to CMBS Warehouse Facility #2 expired according to its terms, and the Company determined not to renew the facility.

The warehouse notes payable and the note payable are subject to various financial covenants, all of which the Company was in compliance with as of the current period end.

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

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's assets and liabilities carried at fair value on a recurring basis:

•

Derivative Instruments—The derivative instruments used by the Company consist of interest rate lock commitments (“IRLC”), forward sale agreements (“forwards”), interest rate swaps “(IRS”), and, on occasion, synthetic credit default swap index contracts (“CMBX”). The IRLCs and forwards are valued using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy. CMBX are traded on an active market with prices determined based on observable inputs such as credit curves, recovery rates, and current credit spreads obtained from market participants. IRS trade in the over-the-counter market where quoted prices are not available. Therefore, the Company uses internal valuation techniques with observable inputs from a liquid market, the most significant of which is the related yield curve, to estimate the fair value of interest rate swaps. There were no CMBX outstanding as of June 30, 2016 as the positions were closed just prior to the end of the first quarter of 2016. During the rest of the first quarter of 2016, the Company had CMBX with a $25.0 million notional amount outstanding. The Company classifies IRS and CMBX as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
June 30, 2016
Assets
Loans held for sale	$—	$2,244,329	$—	$2,244,329
Pledged securities	78,491	—	—	78,491
Derivative assets	—	—	28,358	28,358
Total	$78,491	$2,244,329	$28,358	$2,351,178

Liabilities
Derivative liabilities	$—	$1,725	$27,758	$29,483
Total	$—	$1,725	$27,758	$29,483

December 31, 2015
Assets
Loans held for sale	$—	$2,499,111	$—	$2,499,111
Pledged securities	72,190	—	—	72,190
Derivative assets	—	—	11,678	11,678
Total	$72,190	$2,499,111	$11,678	$2,582,979

Liabilities
Derivative liabilities	$—	$—	$1,333	$1,333
Total	$—	$—	$1,333	$1,333

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2016.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2016 and 2015:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Derivative assets and liabilities, net
Beginning balance	$9,578	$23,674	$10,345	$9,658
Settlements	(108,769)	(69,713)	(157,928)	(128,417)
Realized gains recorded in earnings (1)	99,191	46,039	147,583	118,759
Unrealized gains recorded in earnings (1)	600	23,911	600	23,911
Ending balance	$600	$23,911	$600	$23,911

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2016:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$28,358	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$27,758	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$60,993	$60,993	$136,988	$136,988
Restricted cash	17,611	17,611	5,306	5,306
Pledged securities	78,491	78,491	72,190	72,190
Loans held for sale	2,244,329	2,244,329	2,499,111	2,499,111
Loans held for investment, net	239,861	242,092	231,493	233,370
Derivative assets	28,358	28,358	11,678	11,678
Total financial assets	$2,669,643	$2,671,874	$2,956,766	$2,958,643

Financial liabilities:
Derivative liabilities	$29,483	$29,483	$1,333	$1,333
Warehouse notes payable	2,336,925	2,339,241	2,649,470	2,652,011
Note payable	164,313	167,879	164,462	168,431
Total financial liabilities	$2,530,721	$2,536,603	$2,815,265	$2,821,775

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

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of June 30, 2016 and December 31, 2015, no credit-related adjustments were required.

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

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon sale of the loan (Level 2). The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques applicable to MSRs (Level 2).

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

The fair value of the Company’s IRLCs and forwards is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in IRLCs and forwards is represented by the contractual amount of those instruments. Given the credit quality of our counterparties and the short duration of IRLCs and forwards, the risk of nonperformance by the Company’s counterparties has historically not been significant (Level 3).

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2016 and December 31, 2015.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total			Adjustment
	Principal	Gain	Movement or	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Other Effect	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2016
Rate lock commitments	$627,317	$19,144	$8,725	$27,869	$27,869	$—	$—
Forward sale contracts	2,761,496	—	(27,269)	(27,269)	489	(27,758)	—
Interest rate swaps	34,460	—	(1,725)	(1,725)	—	(1,725)	—
Loans held for sale	2,181,494	41,652	21,183	62,835	—	—	62,835
Total		$60,796	$914	$61,710	$28,358	$(29,483)	$62,835

December 31, 2015
Rate lock commitments	$267,710	$9,467	$(1,494)	$7,973	$7,973	$—	$—
Forward sale contracts	2,747,590	—	2,371	2,371	3,705	(1,333)	—
Loans held for sale	2,479,880	20,108	(877)	19,231	—	—	19,231
Total		$29,575	$—	$29,575	$11,678	$(1,333)	$19,231

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of June 30, 2016, the Company held substantially all of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2016 collateral requirements as outlined above. As of June 30, 2016, reserve requirements for the DUS loan portfolio will require the Company to fund $45.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2016. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At June 30, 2016, the net worth requirement was $115.5 million, and the Company's net worth was $531.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2016, the Company was required to maintain at least $21.2 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of June 30, 2016, the Company had operational liquidity of $107.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Other Commitments—Under certain limited circumstances, the Company may make preferred equity investments in entities controlled by certain of its borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of June 30, 2016, the Company has made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $6.4 million of which has been funded. The Company expects to fund the unfunded commitment amounts over the next 12 to 24 months.

Litigation—In the ordinary course of business, the Company may be party to various claims and litigation, none of which the Company believes is material. The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties, and other costs, and the Company’s reputation and business may be impacted. The Company believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on its business, results of operations, liquidity or financial condition.

NOTE 10—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Weighted average number of shares outstanding used to calculate basic earnings per share	29,388	29,057	29,438	30,279

Dilutive securities
Unvested restricted shares	963	968	1,002	913
Stock options	276	214	274	152
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	30,627	30,239	30,714	31,344

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

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Average options	207	—	155	189
Average restricted shares	211	—	213	2

NOTE 11—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2015	29,466	$295	$215,575	$272,030	$4,449	$492,349
Cumulative effect from change in accounting for stock compensation	—	—	135	(120)	—	15
Walker & Dunlop net income	—	—	—	47,479	—	47,479
Net income (loss) from noncontrolling interests	—	—	—	—	(35)	(35)
Stock-based compensation	—	—	7,073	—	—	7,073
Issuance of common stock in connection with equity compensation plans	415	4	3,287	—	—	3,291
Repurchase and retirement of common stock	(525)	(5)	(7,198)	(4,776)	—	(11,979)
Other	—	—	(54)	—	(5)	(59)
Balance at June 30, 2016	29,356	$294	$218,818	$314,613	$4,409	$538,134

During the six months ended June 30, 2016, the Company repurchased 0.4 million shares of its common stock under a previously announced share repurchase program at a weighted average price of $23.11 per share and immediately retired the shares, reducing stockholders’ equity by $9.2 million. The Company had $65.8 million of authorized share repurchase capacity remaining as of June 30, 2016.

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

We recognize gains from mortgage banking activities when we commit to both make a loan to a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also generate revenue from (i) net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities, (ii) net warehouse interest income from loans held for investment while they are outstanding, and (iii) sales commissions for brokering the sale of multifamily properties.

We retain servicing rights on substantially all of the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees. Servicing fees set at the time an investor agrees to purchase the loan are generally paid monthly for the duration of the loan, and are based on the unpaid principal balance of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment fees to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

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

In cases where we do not fund the loan, we act as a loan broker and retain the right to service some of the loans. Our originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers' needs. These loans are then funded directly by the institutional lender, and we receive an origination fee for placing the loan, and for those brokered loans we service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn for servicing GSE and HUD loans.

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We occasionally request modified risk-sharing based on the size of the loan. We may also request modified risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Our current credit management policy is to cap each loan balance subject to full risk-sharing at $60.0 million. Accordingly, we generally elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss exposure on any one loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we may on occasion elect to originate a loan with full risk sharing even when the loan balance is greater than $60.0 million if we believe the loan characteristics support such an approach.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

We have an interim loan program offering floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite all loans originated through the Interim Program and assume the full risk of loss on the loans while they are outstanding. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties.

We offer commercial mortgage backed securities (“CMBS”) executions through our own proprietary CMBS platform for all commercial property types throughout the United States (the “CMBS Program”). Prior to 2016, the CMBS Program was managed through a partnership with another entity in which we owned less than 50%. At the beginning of the first quarter of 2016, the other partner exited the CMBS Program, and we assumed full ownership of the CMBS Program and now consolidate the CMBS Program in our financial statements. We underwrite all loans originated through the CMBS Program and finance these loans on our balance sheet, using a combination of our own cash and warehouse financing facilities, until they are sold to third-party securitization conduits. Loans originated through the CMBS Program are generally sold into secondary securitization conduits within 120 days of origination. We assume full risk of loss on the loans originated under the CMBS Program while we hold the loans for sale but do not retain any credit risk once the loans are sold. For loans originated for our CMBS Program, we are exposed to the risk of changes in interest rates and credit spreads between the periods when we close the loan and sell the loan. We attempt to mitigate these risks through a variety or hedging strategies, including using interest rate swaps and, on occasion, credit default swaps.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of June 30, 2016, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $6.4 million of which has been funded. We expect to fund the unfunded commitment amounts over the next 12 to 24 months.

During the second quarter of 2015, in connection with an acquisition, our subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”), began offering investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. We seek to maximize proceeds and certainty of closure for our clients through our knowledge of the commercial real estate and capital markets and our experienced transaction professionals. Our services are offered primarily in the eastern United States, with a particular focus in the Southeast and Mid-Atlantic. We will seek to add other investment sales brokerage talent with the goal of expanding these brokerage services nationally. We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Condensed Consolidated Balance Sheets and Net income from noncontrolling interests in the Condensed Consolidated Statements of Income.

On June 20, 2016, we purchased the rights to service a HUD loan portfolio with an aggregate $3.8 billion unpaid principal balance from a third-party servicer for $44.8 million (the “Servicing Portfolio Acquisition”). The acquisition of the servicing portfolio substantially increases our HUD servicing portfolio and is expected to make us the largest servicer of HUD commercial real estate loans. We expect the Servicing Portfolio Acquisition to have the following benefits:

•	reduce the average cost to service each loan as we leverage our existing servicing platform,
•	provide new borrower relationships,
•	provide opportunities for additional loan origination volume when these loans mature or prepay, and
•	produce a stable stream of cash revenues over the 10.8-year estimated life of the portfolio.

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

Mortgage Servicing Rights (“MSRs”).    MSRs are recorded at fair value at loan sale or upon purchase.  The fair value of MSRs acquired through a stand-alone servicing portfolio purchase is equal to the purchase price paid. The fair value upon loan sale is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs recognized upon loan sale were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model generally assumes full prepayment of the loan at or near the point where the prepayment provisions have expired.

The assumptions used to estimate the fair value of MSRs at loan sale are based on internal models and are compared to assumptions used by other market participants periodically. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we use during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see much volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment on a portfolio basis quarterly. We engage a third party to assist in determining an estimated fair value of our MSR portfolio on a semi-annual basis.

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

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When we believe a loan is probable of foreclosure or when the loan is in foreclosure, we record an allowance for that loan (a “specific reserve”). The specific reserve is based on the estimate of the property fair value less selling and property preservation costs and considers the loss-sharing requirements detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on broker opinions of value, appraisals, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value. The allowance for risk-sharing obligations for such loans is updated as any additional information is received until the loss is settled with Fannie Mae. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. Historically, the initial specific reserves have not varied significantly from the final settlement. We cannot predict whether such a trend will continue in the future.

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. When we place a risk-sharing loan on our watch list, we cease to amortize the guaranty obligation and transfer the remaining unamortized balance of the guaranty obligation to the general reserves, a component of the allowance for risk-sharing obligations. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation.

We evaluate all of our loans held for investment for impairment quarterly. Our impairment evaluation focuses primarily on payment status and property financial performance. We consider a loan impaired when the current facts and circumstances suggest it is not probable that we will collect all contractually due principal and interest payments. When a loan is not considered impaired, we apply a collective allowance that is based on recent historical loss probability and historical loss rates incurred in our risk-sharing portfolio, adjusted as needed for current market conditions (“loss factors”). We use the loss experience from our risk-sharing portfolio as a proxy for losses incurred in our loans held for investment portfolio since (i) we have not experienced any actual losses related to our loans held for investment to date and (ii) the loans in the loans-held-for-investment portfolio have similar characteristics to loans held in the risk-sharing portfolio. Since the inception of the Interim Program, we have not had any delinquent or impaired loans or charged off any loans. The historical loss factors are updated quarterly. We have not experienced significant change in the loss factors during the periods presented in the financial statements. These loss factors may change in the future as economic and market conditions change and as the Interim Program matures and expands.

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

During the fourth quarter of 2015, the Federal Reserve raised its targeted Fed Funds Rate by 25 basis points. The increase was long anticipated by market participants. We have not experienced a significant decline in origination volume or profitability as a result of the increase as long-term mortgage interest rates have remained at historically low levels in spite of the increase. However, we cannot be certain that such a trend will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

Late in the second quarter of 2016, citizens of the United Kingdom (“U.K.”) voted to exit the European Union (“E.U.”), commonly referred to as “Brexit.” The referendum itself will not result in the U.K.’s immediate exodus from the E.U. since the vote is not legally binding on the British government. Rather, Parliament, having heard the voice of voters, must now enact laws to facilitate the U.K.’s departure and must notify the European Commission of its intention to leave the E.U. After such notice is provided, the U.K. and European Commission will have a two-year window in which to establish the terms of the U.K.’s departure. Even though the actual formal separation from the E.U. will take several years, Brexit created a significant amount of uncertainty in both the global and domestic financial markets as participants evaluated the impact Brexit would have on the global and domestic economies.

U.S. financial markets have rebounded from the significant immediate negative reaction to Brexit. However, the “risk-off trade” many participants enacted as an immediate reaction to the uncertainty has continued into the third quarter of 2016, pushing the yield on the benchmark 10-year U.S. Treasury bond and mortgage interest rates to all-time or near all-time lows. The uncertainty and risk aversion in the near term seem likely to persist, with long-term trends uncertain.

Brexit has had minimal impact on our operations and financial results as we have no direct exposure to the U.K. or E.U. Additionally, we believe the indirect impact of Brexit will likely benefit us as borrowers take advantage of low mortgage interest rates and as a “flight to safety” results in an increase of global capital investments in U.S. markets, including commercial real estate, resulting in higher loan origination and investment sales activity. Some of these benefits may be mitigated by higher credit risk spreads demanded by investors in commercial real estate loans. We believe these indirect impacts will continue in the near term but are uncertain about the long-term duration.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2016 GSE Scorecard (“2016 Scorecard”) established Fannie Mae’s and Freddie Mac’s loan origination caps at $31.0 billion each for market-rate apartments (“2016 Caps”), an increase of $1.0 billion each from the 2015 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2016 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2016 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2016 Scorecard provides the FHFA the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2016 Caps upward should the market be larger than expected in 2016. In early May 2016, the FHFA increased the 2016 Caps to $35.0 billion for each of the GSEs. The 2016 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance energy or water efficiency improvements.

Our GSE loan origination volumes for the first half of 2016 decreased 13% from the first half of 2015 as a result of relatively low loan origination volume during the first quarter of 2016 compared to the first quarter of 2015. The GSEs are expected to maintain their historical market share in a multifamily market that is projected by the Mortgage Bankers Association to be in excess of $225.0 billion in 2016. The GSEs reported a combined loan origination volume of $49.7 billion for the first half of 2016. Although our loan origination volumes for the first half of 2016 were down compared to the first half of 2015, we believe our market leadership with the GSEs positions us to be a significant lender with the GSEs for the remainder of 2016. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2016.

We continue to grow our capital markets platform to take advantage of the ongoing wave of loan maturities that began in 2015 and to gain greater access to capital, deal flow, and borrower relationships. The commercial debt origination market grew substantially from 2014 to 2015. The apparent appetite for debt funding within the broader commercial real estate market, coupled with our acquisition of Johnson Capital Group, Inc. in late 2014, has resulted in significant growth in our brokered originations over the past several years, as evidenced by the 51% year-over-year growth in brokered origination volumes from 2014 to 2015. That growth carried over into 2016 as our brokered loan originations increased 10% from the first half of 2015 to the first half of 2016. With non-bank commercial and multifamily loan maturities expected to grow again in 2016, our outlook for our capital markets platform is positive.

In addition to banks and life insurance companies, there has been a recent increase in CMBS financing for loans to commercial and multifamily properties. The peak of the CMBS market was between 2005 and 2007, and after its collapse in 2008, CMBS originations were close to zero. However, in recent years, the demand for commercial and multifamily bonds increased, resulting in increased competition for us from the CMBS mortgage origination market. According to Wells Fargo Securities, non-agency CMBS issuance totaled $94.6 billion in 2015, up 6.3% from 2014 as the first wave of CMBS refinancing began. The increased demand at that time for CMBS bonds backed by commercial and multifamily mortgages and the expected wave of refinancing activity this year and over the next two years led us to the development of our proprietary CMBS Program in 2014. During 2015, the CMBS Program originated $309.5 million of loans and participated in three third-party securitizations, contributing $279.8 million of assets to the securitizations. During the first half of 2016, the CMBS Program originated $94.0 million of loans compared to $160.1 million during the first half of 2015. Volatility in the capital markets resulted in spreads widening and lower demand for CMBS investments in the fourth quarter of 2015 and into the first half of 2016, leading to our lower loan origination volume in the first half of 2016 compared to the first half of 2015. The volatility experienced throughout much of the first half of 2016 as a result of uncertain global market conditions, including Brexit, has reduced the demand for CMBS investments and resulted in lowered industry forecasts for the CMBS mortgage origination market in the second half of 2016.

The positive market dynamics that have benefitted the GSEs and broader capital markets have had the opposite effect on HUD’s multifamily business. As the economy has recovered and bank and CMBS capital has re-entered the market, borrowers have shied away from the long lead times required to secure a HUD loan. As a result, we originated $592.0 million of loans with HUD during 2015, down 16% from 2014. This decrease in our HUD lending continued into the first half of 2016 as our HUD loan origination volumes decreased 23% from the first half of 2015. HUD has taken steps to improve the cost of obtaining a loan, making HUD loans more competitive. Additionally, HUD has undergone reorganization efforts over the past 18 months that may improve the speed and efficiency of the process and help return HUD loans to relevance for our core multifamily borrowers. HUD remains a strong source of capital for new construction loans and healthcare. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers in counter-cyclical markets. We remain committed to the HUD multifamily business, adding resources and scale to the platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. The growth in transitional lending was evident in 2015, as the average balance of our interim loan portfolio was $281.6 million compared to $188.6 million in 2014. We originated $158.6 million of interim loans during the first half of 2016 compared to $114.9 million during the first half of 2015 and remain optimistic about this market for the foreseeable future. The demand for transitional lending has brought increased competition from lenders, specifically banks and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

Finally, in the second quarter of 2015, we expanded our offerings to our customers by acquiring a controlling interest in a partnership that offers multifamily investment sales brokerage services. The partnership operates primarily in the eastern United States. As we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we have recently seen increased activity within the investment sales business. We believe this activity will continue throughout the wave of loan maturities, and we will look to capitalize on that demand by expanding the investment sales partnership more broadly across the United States in the coming quarters. During the first half of 2016, our investment sales partnership closed $780.9 million of investment sales transactions compared to $319.0 million for the two months that we owned the partnership during the first half of 2015.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2016 and 2015. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Transaction Volume:
Fannie Mae	$2,398,404	$1,138,334	$3,161,648	$2,500,998
Freddie Mac	1,002,453	1,099,830	1,706,260	3,095,832
Ginnie Mae - HUD	111,927	150,171	236,135	307,120
Brokered (1)	1,063,232	938,725	1,867,413	1,698,988
Interim Loans	158,565	106,525	158,565	114,945
CMBS (2)	30,700	34,685	94,010	98,785
Total Loan Origination Volume	$4,765,281	$3,468,270	$7,224,031	$7,816,668
Investment Sales Volume	623,995	319,035	780,945	319,035
Total Transaction Volume	$5,389,276	$3,787,305	$8,004,976	$8,135,703

Key Performance Metrics:
Operating margin	35%	29%	31%	30%
Return on equity	25%	20%	19%	19%
Walker & Dunlop net income	$32,021	$20,153	$47,479	$41,466
Adjusted EBITDA (3)	$27,090	$28,856	$59,507	$64,264
Diluted EPS	$1.05	$0.67	$1.55	$1.32

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	38%	40%	37%	38%
Other operating expenses	8%	8%	8%	8%

Key Origination Metrics (as a percentage of loan origination volume):
Origination related fees	0.98%	1.08%	0.96%	1.01%
Fair value of MSRs created, net	1.17%	0.93%	1.10%	0.81%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (4)	1.58%	1.35%	1.56%	1.08%

	As of June 30,
Servicing Portfolio by Product:	2016	2015
Fannie Mae	$24,884,039	$21,826,463
Freddie Mac	18,880,690	15,186,774
Ginnie Mae - HUD	9,396,321	5,941,152
Brokered (1)	3,434,550	4,166,257
Interim Loans	242,092	317,343
CMBS	484,132	275,750
Total Servicing Portfolio	$57,321,824	$47,713,739

Key Servicing Metric (end of period):
Weighted-average servicing fee rate	0.25%	0.24%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.

(2)	In 2015, this figure represents brokered transactions for the CMBS Program. In 2016, this figure represents loans originated by us for the CMBS Program.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume.

The following table presents a period-to-period comparison of our financial results for the three and six months ended June 30, 2016 and 2015.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Revenues
Gains from mortgage banking activities	$102,453	$69,950	$32,503	46%
Servicing fees	32,771	28,058	4,713	17%
Net warehouse interest income	3,580	6,610	(3,030)	(46)%
Escrow earnings and other interest income	1,955	1,170	785	67%
Other	7,099	8,138	(1,039)	(13)%
Total revenues	$147,858	$113,926	$33,932	30%

Expenses
Personnel	$55,758	$45,993	$9,765	21%
Amortization and depreciation	26,425	23,470	2,955	13%
Provision for credit losses	292	398	(106)	(27)%
Interest expense on corporate debt	2,465	2,472	(7)	(0)%
Other operating expenses	11,212	8,951	2,261	25%
Total expenses	$96,152	$81,284	$14,868	18%
Income from operations	51,706	32,642	19,064	58%
Income tax expense	19,595	12,351	7,244	59%
Net income before noncontrolling interests	$32,111	$20,291	$11,820	58%
Less: net income from noncontrolling interests	90	138	(48)	(35)%
Walker & Dunlop net income	$32,021	$20,153	$11,868	59%

FINANCIAL RESULTS – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Revenues
Gains from mortgage banking activities	$148,776	$142,670	$6,106	4%
Servicing fees	64,420	54,899	9,521	17%
Net warehouse interest income	10,311	10,964	(653)	(6)%
Escrow earnings and other interest income	3,595	1,957	1,638	84%
Other	14,997	15,557	(560)	(4)%
Total revenues	$242,099	$226,047	$16,052	7%

Expenses
Personnel	$89,988	$86,038	$3,950	5%
Amortization and depreciation	51,580	48,144	3,436	7%
Provision (benefit) for credit losses	(117)	482	(599)	(124)%
Interest expense on corporate debt	4,934	4,949	(15)	(0)%
Other operating expenses	19,826	18,386	1,440	8%
Total expenses	$166,211	$157,999	$8,212	5%
Income from operations before income taxes	75,888	68,048	7,840	12%
Income tax expense	28,444	26,444	2,000	8%
Net income before noncontrolling interests	$47,444	$41,604	$5,840	14%
Less: net income (loss) from noncontrolling interests	(35)	138	(173)	(125)%
Walker & Dunlop net income	$47,479	$41,466	$6,013	15%

Overview

For the three months ended June 30, 2016, the increase in revenues was primarily attributable to increases in gains from mortgage banking activities and servicing fees. The increase in gains from mortgage banking activities was principally due to a 72% increase in the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”) period over period. The increase in MSR income was largely attributable to a 37% increase in loan origination volume. The increase in servicing fees was due to an increase in the average servicing portfolio. The increase in expenses was primarily the result of increased commission costs due to increased loan origination volume, salaries expense due to a rise in headcount, and bonus expense due to our better financial performance year over year. Headcount increased due to acquisition activity and hiring to support the growth of our business. Additionally, amortization and depreciation expense increased as the average MSR balance increased period over period.

For the six months ended June 30, 2016, the increase in revenues was primarily attributable to increases in gains from mortgage banking activities and servicing fees. The increase in gains from mortgage banking activities was principally due to a 25% increase in MSR income period over period, partially offset by a 12% decrease in origination fee income. The increase in MSR income was largely attributable to an increase in Fannie Mae loan origination volume, while the decrease in origination fee income is largely attributed to a decrease in overall loan origination volume. The increase in servicing fees was due to an increase in the average servicing portfolio. The increase in expenses was primarily the result of increased salaries expense due to a rise in headcount and increased amortization and depreciation expense due to an increase in the average MSR balance period over period. Headcount increased due to acquisition activity and hiring to support the growth of our business.

Revenues

Gains from Mortgage Banking Activities.  Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, CMBS Program activities, and MSR income. For the three months ended June 30, 2016, the increase was primarily attributable to an increase in loan origination volume and an increase in MSR income as a percentage of loan origination volume (“MSR rate”), partially offset by a decrease in origination fees as a percentage of loan origination volume (“origination fee rate”). Loan origination volume increased to $4.8 billion in 2016 from $3.5 billion in 2015, a 37% increase. The MSR rate increased 26%, and the origination fee rate decreased 9%. The increase in the MSR rate was largely attributable to a 111% increase in Fannie Mae loan origination volume. Fannie Mae loan originations generate one of the highest levels of MSR income of all our product types. The decrease in the origination fee rate was principally related to a change in the mix of loan origination volume period to period as HUD loan origination volume as a percentage of total loan origination volume for the three months ended June 30, 2016 was less than for the comparable period in 2015. We typically receive higher origination fees on HUD loans than any other loan product type.

For the six months ended June 30, 2016, the increase was primarily attributable to an increase in Fannie Mae loan origination volume, partially offset by a decrease in overall loan origination volume. Fannie Mae loan origination volume increased 26% year over year, leading to a 25% increase in MSR income. Fannie Mae loan originations generate one of the highest levels of MSR income of all our product types. Overall loan origination volume decreased to $7.2 billion in 2016 from $7.8 billion in 2015, an 8% decrease.

Servicing Fees.  The increases were primarily attributable to increases in the servicing portfolio due to new loan originations. The average servicing portfolio during the three months ended June 30, 2016 was $52.8 billion compared to $47.2 billion during the three months ended June 30, 2015. For the six months ended June 30, 2016, the average servicing portfolio was $51.8 billion compared to $46.1 billion for the six months ended June 30, 2015. Additionally, the weighted average serving fee rate of the portfolio increased slightly from June 30, 2015 to June 30, 2016.

Net Warehouse Interest Income. The decrease for the three months ended June 30, 2016 was primarily related to a $2.2 million decrease in net warehouse interest income from loans held for sale. The decrease in net warehouse interest income from loans held for sale was primarily attributable to a 47% decrease in the average daily outstanding balance of loans held for sale from $1.5 billion during 2015 to $0.8 billion during 2016. For the six months ended June 30, 2016, the decrease was primarily attributable to a $1.2 million decrease in the net warehouse interest income from loans held for investment. The average balance of loans held for investment dropped from $255.4 million during 2015 to $203.8 million during 2016 due to an increase in payoffs and prepayments period over period.

Expenses

Personnel.  For the three months ended June 30, 2016, the increase was primarily due to increased commission costs due to increased loan origination volume, increased bonus expense as a result of our financial performance period over period, and increased salaries expense due to a rise in headcount. Headcount increased largely as a result of the consolidation of the CMBS Program since the second quarter of 2015 and hiring to support the growth of our business.

For the six months ended June 30, 2016, the increase was primarily due to increased salaries expense due to a rise in headcount. Headcount increased largely as a result of the consolidation of the CMBS Program since the second quarter of 2015 and hiring to support the growth of our business. Partially offsetting the increase due to salaries expense was a decrease in commission costs due to lower loan origination volume year over year.

Amortization and Depreciation.  For both the three and six months ended June 30, 2016, the increases were primarily attributable to loan origination activity and the resulting growth in the capitalization of MSRs period over period. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment or default of the underlying loan prior to its scheduled maturity. During the three months ended June 30, 2016, write-offs of MSRs increased $0.4 million from the prior year to $3.7 million. During the six months ended June 30, 2016, write-offs of MSRs decreased $2.4 million from the prior year to $6.5 million as a result of fewer prepayments.

Other Operating Expenses.  For the three months ended June 30, 2016, the increase was primarily attributable to the timing of our annual client conference, which was held in the second quarter during 2016 compared to the third quarter during 2015 and an increase in recruiting fees associated with our efforts to hire additional production talent in 2016.

For the six months ended June 30, 2016, the increase was primarily attributable to an increase in costs associated with our annual client conference as this conference was held in the third quarter during 2015.

Income Tax Expense.   For both the three and six months ended June 30, 2016, the increases in income tax expense were primarily due to increases in income from operations, with small offsets coming from excess tax benefits.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income. Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$32,021	$20,153	$47,479	$41,466
Income tax expense	19,595	12,351	28,444	26,444
Interest expense	2,465	2,472	4,934	4,949
Amortization and depreciation	26,425	23,470	51,580	48,144
Provision (benefit) for credit losses	292	398	(117)	482
Net write-offs	—	(808)	—	(808)
Stock compensation expense	3,656	3,178	7,514	7,262
Gains attributable to mortgage servicing rights (1)	(55,579)	(32,358)	(79,496)	(63,675)
Unrealized (gains) losses from CMBS Program mortgage banking activities	(1,785)	—	(831)	—
Adjusted EBITDA	$27,090	$28,856	$59,507	$64,264

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

The following table presents a period-to-period comparison of our adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

ADJUSTED EBITDA

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Origination fees	$45,089	$37,592	$7,497	20%
Servicing fees	32,771	28,058	4,713	17%
Net warehouse interest income	3,580	6,610	(3,030)	(46)%
Escrow earnings and other interest income	1,955	1,170	785	67%
Other	7,009	8,000	(991)	(12)%
Personnel	(52,102)	(42,815)	(9,287)	22%
Net write-offs	—	(808)	808	(100)%
Other operating expenses	(11,212)	(8,951)	(2,261)	25%
Adjusted EBITDA	$27,090	$28,856	$(1,766)	(6)%

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Origination fees	$68,449	$78,995	$(10,546)	(13)%
Servicing fees	64,420	54,899	9,521	17%
Net warehouse interest income	10,311	10,964	(653)	(6)%
Escrow earnings and other interest income	3,595	1,957	1,638	84%
Other	15,032	15,419	(387)	(3)%
Personnel	(82,474)	(78,776)	(3,698)	5%
Net write-offs	—	(808)	808	(100)%
Other operating expenses	(19,826)	(18,386)	(1,440)	8%
Adjusted EBITDA	$59,507	$64,264	$(4,757)	(7)%

 See the table above for the components of the change in adjusted EBITDA period over period. For the three months ended June 30, 2016, the increase in origination fees was largely related to the increase in the volumes of loans originated period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. Net warehouse interest income decreased principally due to a decrease in the average outstanding balance of loans held for sale period over period. The increase in personnel expense was primarily due to increased commission costs due to increased loan origination volume, increased bonus expense due to our improved financial performance period over period, and increased salaries expense due to a rise in headcount. Other operating expenses increased primarily due to increases in recruiting fees and costs associated with our annual client conference.

For the six months ended June 30, 2016, the decrease in origination fees was largely related to the decrease in the volume of loans originated period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. The increase in personnel expense was primarily due to increased salaries expense due to a rise in headcount, partially offset by decreased commission costs due to decreased loan origination volume.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income and other income, net of loan originations and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility, prior to delivery to the investor.

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property, plant and equipment. Our cash flows from investing activities also include funding and repayment of loans held for investment. We opportunistically invest cash for acquisitions and MSR purchases.

Cash Flow from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically, we have used a combination of long-term debt and cash flows from operations to fund acquisitions, repurchase shares, and fund a portion of loans held for investment.

We currently do not pay dividends on our common stock and have never paid a dividend.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2016 and 2015.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	Six Months Ended June 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Net cash provided by (used in) operating activities	$321,495	$213,889	$107,606	50%
Net cash provided by (used in) investing activities	(53,931)	(105,732)	51,801	(49)%
Net cash provided by (used in) financing activities	(343,559)	(153,722)	(189,837)	123%
Cash and cash equivalents at end of period	60,993	67,789	(6,796)	(10)%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$328,079	$177,522	$150,557	85%
Net cash provided by (used in) operating activities, excluding loan origination activity	(6,584)	36,367	(42,951)	(118)%

Cash flows from investing activities
Acquisitions, net of cash received	$—	$(12,767)	$12,767	(100)%
Purchase of mortgage servicing rights	(43,374)	—	(43,374)	N/A

Originations of loans held for investment	$(141,842)	$(114,945)	$(26,897)	23%
Principal collected on loans held for investment	133,120	22,920	110,200	481%
Net payoff of (investment in) loans held for investment	$(8,722)	$(92,025)	$83,303	(91)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(333,615)	$(176,469)	$(157,146)	89%
Borrowings of interim warehouse notes payable	98,863	88,325	10,538	12%
Repayments of interim warehouse notes payable	(97,873)	(17,190)	(80,683)	469%
Repurchase of common stock	(11,979)	(49,681)	37,702	(76)%

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations for the six months ended June 30, 2016 is primarily attributable to the net receipt of $328.1 million for the funding of loan originations, net of sales of loans to third parties during the six months ended June 30, 2016 compared to the net receipt of $177.5 million for the funding of loan originations, net of sales to third parties during the six months ended June 30, 2015. Excluding cash used for the origination and sale of loans, cash flows used in operations was $6.6 million during 2016 compared to net cash provided of $36.4 million during 2015. The significant components of the change included a greater reduction to net income related to gains attributable to future servicing rights of $15.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, a greater reduction to net income related to the change in the fair value of premiums and origination fees of $9.9 million, and a $22.0 million increase in cash used to fund pledged securities and restricted cash, partially offset by an increase of $5.8 million in net income before noncontrolling interests.

The reduction in cash provided by (used in) investing activities is primarily attributable to a reduction in the net investment in loans held for investment and in net cash used for acquisitions, partially offset by an increase in the cash used for the purchase of mortgage servicing rights. Net investment in loans held for investment during the six months ended June 30, 2016 was $8.7 million compared to net investment of $92.0 million during the six months ended June 30, 2015. Of the $8.7 million of the net investment in loans held for investment during 2016, $1.0 million was funded using interim warehouse borrowings, with the other $7.7 million funded using corporate cash. Of the $92.0 million of the net investment in loans held for investment during 2015, $71.1 million was funded using interim warehouse borrowings, with the remaining $20.9 million funded using corporate cash. Net cash paid for acquisitions decreased by $12.8 million as the Company did not execute any acquisitions during the six months ended June 30, 2016. Net cash paid to purchase mortgage servicing rights increased $43.4 million as the purchase of mortgage servicing rights was a transaction unique to 2016.

The substantial increase in cash used in financing activities was primarily attributable to the significant change in net warehouse borrowings period to period and an increase in repayments of interim warehouse notes payable, partially offset by a decrease in borrowings of interim warehouse notes payable and a decrease in cash used to repurchase and retire shares of our common stock. The substantial net repayment of warehouse borrowings for the six months ended June 30, 2016 was due to a significant decrease in the unpaid principal balance of loans held for sale from December 31, 2015 to June 30, 2016. During the six months ended June 30, 2015, loans held for sale decreased from their December 31, 2014 balance less significantly. The change in net borrowings of interim warehouse notes payable was principally due to an increase in payoffs of loans held for investment, partially offset by an increase in originations of loans held for investment year over year. During the six months ended June 30, 2015, our repurchases included a single transaction of a large block of our shares of common stock from our largest stockholder at the time. Our share repurchases during the six months ended June 30, 2016 have been in multiple transactions of smaller size.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of (i) short-term liquidity necessary to fund loans held for sale, (ii) liquidity necessary to fund loans held for investment under the Interim Program, (iii) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent, and advances on insurance and tax payments if the escrow funds are insufficient, and (iv) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of June 30, 2016. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2016, the net worth requirement was $115.5 million and our net worth was $531.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2016, we were required to maintain at least $21.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2016, we had operational liquidity of $107.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. As of June 30, 2016, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $6.4 million of which has been funded. We expect to fund the unfunded commitment amounts over the next 12 to 24 months. We may make additional commitments to fund preferred equity investments in the future.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million and invested $73.2 million of cash in acquisitions and the purchase of mortgage servicing rights. During the first quarter of 2016, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock over a 12-month period ending February 9, 2017. We repurchased 0.4 million shares of our stock under this program for an aggregate cost of $9.2 million during the six months ended June 30, 2016. Additionally, we may execute additional acquisitions if the economics of such acquisitions are favorable.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of June 30, 2016, we held substantially all of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $75.0 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2016 collateral requirements as outlined above. As of June 30, 2016, reserve requirements for the DUS loan portfolio will require us to fund $45.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2016.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of June 30, 2016.

	June 30, 2016
(dollars in thousands)	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Agency warehouse facility #1	$425,000	$336,126	30-day LIBOR plus 1.40%
Agency warehouse facility #2	1,150,000	1,096,996	30-day LIBOR plus 1.40%
Agency warehouse facility #3	480,000	291,323	30-day LIBOR plus 1.35%
Agency warehouse facility #4	450,000	318,095	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	750,000	91,373	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,255,000	$2,133,913

CMBS warehouse facility #1	$100,000	$17,856	30-day LIBOR plus 2.25%
CMBS warehouse facility #2	100,000	—	30-day LIBOR plus 2.25%
CMBS warehouse facility #3	100,000	13,455	30-day LIBOR plus 2.75%
Total CMBS warehouse facilities	$300,000	$31,311

Interim warehouse facility #1	$85,000	$36,916	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	101,096	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	36,005	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$174,017
Total warehouse facilities	$3,915,000	$2,339,241

Agency Warehouse Facilities

At June 30, 2016, to provide financing to borrowers under the GSE and HUD programs, we have four warehouse lines of credit in the amount of $2.4 billion with certain national banks and a $0.8 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Four of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under a GSE or HUD execution depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

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

Agency Warehouse Facility #2:

We have a $1.2 billion committed warehouse agreement with a syndicate of national banks. The total commitment amount of $1.2 billion as of June 30, 2016 consists of a base committed amount of $650.0 million and a temporary increase of $500.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. During the second quarter of 2016, we executed a temporary commitment increase agreement to the warehousing credit and security agreement that provides a temporary $500.0 million increase in the maximum borrowing capacity that expires in August 2016, at which time the maximum borrowing capacity returns to $650.0 million. Additionally, we executed the eighth amendment to the amended and restated credit and security agreement that extended the maturity date to June 21, 2017. No other material modifications have been made to the agreement during 2016.

Agency Warehouse Facility #3:

We have a $480.0 million committed warehouse credit and security agreement with a national bank. The total commitment amount of $480.0 million as of June 30, 2016 consists of a base committed amount of $280.0 million and a temporary increase of $200.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 135 basis points. During the second quarter of 2016, we executed the fourth amendment to the credit and security agreement that increased the committed amount to $280.0 million, decreased the interest rate to 30-day LIBOR plus 135 basis points, and extended the maturity date to April 30, 2017. Also during the second quarter of 2016, we executed a temporary commitment increase agreement to the warehousing credit and security agreement that provides a temporary $200.0 million increase in the maximum borrowing capacity that expires in September 2016, at which time the maximum borrowing capacity returns to $280.0 million. No other material modifications have been made to the agreement during 2016.

Agency Warehouse Facility #4:

We have a $450.0 million committed warehouse agreement with a national bank that is scheduled to mature December 20, 2016. The total commitment amount of $450.0 million as of June 30, 2016 consists of a base committed amount of $250.0 million and a temporary increase of $200.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. During the second quarter of 2016, we executed a temporary commitment increase agreement to the warehousing agreement that provides a temporary $200.0 million increase in the maximum borrowing capacity that expires in August 2016, at which time the maximum borrowing capacity returns to $250.0 million. No other material modifications have been made to the agreement during 2016.

Agency Warehouse Facility #5:

During the third quarter of 2016, we executed a warehousing credit and security agreement to establish Agency Warehouse Facility #5. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $30.0 million and is scheduled to mature in 18 months. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points.

Uncommitted Agency Warehouse Facility:

We have a $750.0 million uncommitted facility with Fannie Mae under its ASAP funding program. The total borrowing capacity of $750.0 million as of June 30, 2016 consists of a base amount of $450.0 million and a temporary increase of $300.0 million, as more fully described below. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR plus 115 basis points, with a minimum 30-day LIBOR rate of 35 basis points. There is no expiration date for this facility. During the second quarter of 2016, Fannie Mae provided a temporary increase of $300.0 million in the maximum borrowing capacity that was made permanent in July 2016, at which time the permanent maximum borrowing capacity became $750.0 million.

CMBS Warehouse Facilities

In support of the CMBS Program, the Company has three warehouse lines of credit in the amount of $0.3 billion with certain large national financial institutions as of June 30, 2016 (the “CMBS Warehouse Facilities”). Consistent with industry practice, these facilities are revolving commitments we expect to renew annually. Our ability to originate mortgage loans intended to be sold under a CMBS execution largely depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

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

CMBS Warehouse Facility #2:

We had a $100.0 million repurchase agreement that matured on July 1, 2016 according to its terms, and the Company determined not to renew the facility.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.4 billion as of June 30, 2016 (“Interim Warehouse Facilities”).  Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $85.0 million committed warehouse line agreement that provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2016, we executed the sixth amendment to the credit and security agreement that extended the maturity date to April 30, 2017. No other material modifications have been made to the agreement during 2016.

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

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement that provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 200 basis points to 250 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2016, we exercised our option to extend the maturity date of the repurchase agreement to May 19, 2017. Additionally, we executed the second amendment to the repurchase agreement that provides us with an additional unilateral option to extend the maturity date one year. As a result of the amendment, we now have three remaining one-year options that, if exercised, extend the maturity date through May 19, 2020. No other material modifications have been made to the agreement during 2016.

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. Similarly, the CMBS agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other CMBS debt agreements could also declare a default. We were in compliance with all covenants as of June 30, 2016.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of June 30, 2016.

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

As of June 30, 2016, the outstanding principal balance of the Term Loan was $167.9 million.

The Term Loan and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of June 30, 2016, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of and for the three months ended		As of and for the six months ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$18,314,382	$15,976,417	$18,314,382	$15,976,417
Fannie Mae Modified Risk	5,846,485	4,956,854	5,846,485	4,956,854
Freddie Mac Modified Risk	53,385	53,619	53,385	53,619
GNMA - HUD Full Risk	4,509	4,658	4,509	4,658
Total risk-sharing servicing portfolio	$24,218,761	$20,991,548	$24,218,761	$20,991,548

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$723,172	$893,192	$723,172	$893,192
Freddie Mac No Risk	18,827,305	15,133,155	18,827,305	15,133,155
GNMA - HUD No Risk	9,391,812	5,936,494	9,391,812	5,936,494
Brokered	3,434,550	4,166,257	3,434,550	4,166,257
CMBS	484,132	275,750	484,132	275,750
Total non risk-sharing servicing portfolio	$32,860,971	$26,404,848	$32,860,971	$26,404,848

Total loans serviced for others	$57,079,732	$47,396,396	$57,079,732	$47,396,396

Interim loans (full risk) servicing portfolio	242,092	317,343	242,092	317,343

Total servicing portfolio unpaid principal balance	$57,321,824	$47,713,739	$57,321,824	$47,713,739

At risk servicing portfolio (1)	$21,259,296	$18,442,415	$21,259,296	$18,442,415
Maximum exposure to at risk portfolio (2)	4,285,966	4,332,963	4,285,966	4,332,963
60+ day delinquencies, within at risk portfolio	—	—	—	—
At risk loan balances associated with allowance for risk-sharing obligations	$16,884	$16,884	$16,884	$16,884

Allowance for risk-sharing obligations:
Beginning balance	$5,149	$4,054	$5,586	$3,904
Provision for risk-sharing obligations	275	58	121	208
Net write-offs	—	(808)	—	(808)
Other	386	—	103	—
Ending balance	$5,810	$3,304	$5,810	$3,304

60+ day delinquencies as a percentage of the at risk portfolio	0.00%	0.00%	0.00%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.03%	0.02%	0.03%	0.02%
Net write-offs as a percentage of the at risk portfolio	0.00%	0.00%	0.00%	0.00%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	34.41%	19.57%	34.41%	19.57%
Allowance for risk-sharing as a percentage of maximum exposure	0.14%	0.08%	0.14%	0.08%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.80%	0.70%	0.80%	0.70%

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

The provisions have been primarily for Fannie Mae loans with full risk-sharing. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. Our estimates of value are determined considering broker opinions, appraisals, and other sources of market value information relevant to the underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

As of June 30, 2016 and 2015, none of our at risk balances was more than 60 days delinquent. For the six months ended June 30, 2016, the provision for risk-sharing obligations was $0.1 million, or less than one basis point of the at risk balance, compared to $0.2 million, or less than one basis point of the at risk balance, for the six months ended June 30, 2015.

As of June 30, 2016 and 2015, our allowance for risk-sharing obligations was $5.8 million and $3.3 million, respectively, or 3 basis points and 2 basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of June 30, 2016, we had advanced $0.1 million of principal and interest payments on the loans associated with our $5.8 million allowance. Accordingly, if the $5.8 million in estimated losses is ultimately realized, we would be required to fund an additional $5.7 million. As of June 30, 2015, we had advanced $0.2 million of principal and interest payments on the loans associated with our $3.3 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13” of “the Standard”), Financial Instruments – Credit Losses (Topic 326), was issued. ASU 2016-13 represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of exposure upon initial recognition of the exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance in the balance sheet.

ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way we estimate our allowance for risk-sharing obligations and our allowance for loan losses. The effective date of the Standard for us is January 1, 2020, with early adoption permitted on January 1, 2019. We are still in the process of determining the significance of the impact ASU 2016-13 will have on our financial statements and operations and determining when we will adopt the standard.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are not currently exposed to unhedged interest rate or credit spread risk during the loan commitment, closing, and delivery processes for our GSE and HUD lending activities. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is typically effectuated within 60 days of closing. The coupon rate for the loan is set after we have established the interest rate with the investor. For loans originated for our CMBS Program, we are exposed to the risk of changes in interest rates between the periods when we close the loan and sell the loan. We use interest rate swaps to attempt to mitigate this risk. Due to the low volume of CMBS Program originations and the immaterial balance of these loans held for sale as of the current period end, we do not believe the interest rate risk on CMBS Program loans is material to our overall financial results.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2016 and 2015 was 46 basis points and 19 basis points, respectively. A 100 basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $14.2 million based on our escrow balance as of June 30, 2016 compared to $11.7 million based on our escrow balance as of June 30, 2015. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $6.3 million based on the escrow balance as of June 30, 2016 compared to $2.2 million based on our escrow balance as of June 30, 2015.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100 basis point increase in 30-day LIBOR would decrease our annual net warehouse interest income by approximately $4.1 million based on our outstanding warehouse balance as of June 30, 2016 compared to $4.7 million based on our outstanding warehouse balance as of June 30, 2015. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $1.9 million based on our outstanding warehouse balance as of June 30, 2016 compared to $0.9 million as of June 30, 2015.

All of our corporate debt is based on 30-day LIBOR, with a floor of 100 basis points. A 100 basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $0.8 million based on our outstanding corporate debt as of June 30, 2016, compared to $0.3 million as of June 30, 2015. A decrease in 30-day LIBOR to zero would not have an impact on our 2016 or 2015 annual earnings because of the LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $18.6 million as of June 30, 2016, compared to $16.6 million as of June 30, 2015. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of June 30, 2016, 88% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 85% as of June 30, 2015; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. As noted above, we are not currently exposed to unhedged credit spread risk during the loan commitment, closing, and delivery processes for our GSE and HUD lending activities. We are, however, exposed to credit spread risk for our CMBS Program lending activities.

In general, CMBS are priced based on a spread to Treasury or interest rate swaps. We generally benefit if credit spreads narrow during the time that we hold a mortgage loan intended to be sold under a CMBS execution. Conversely, we may experience losses if credit spreads widen during the time that we hold such loans. We actively monitor our exposure to changes in credit spreads. During the first quarter of 2016, we held synthetic credit default swap index contracts to moderate our exposure against losses associated with a widening of credit spreads. During the second quarter of 2016, we did not hedge our exposure to credit spread risk as it is currently not a material risk to us due to the immaterial balance of loans held for sale that are intended to be sold under a CMBS execution.

A 100 point increase in credit spreads would result in a $3.3 million reduction in the fair value of our loans held for sale intended to be sold under a CMBS execution, with a corresponding reduction in Gains from mortgage banking activities, based on the June 30, 2016 balance of loans held for sale intended to be sold under a CMBS execution. A 100 point decrease in credit spreads would result in a $3.3 million increase in the fair value of our loans held for sale intended to be sold under a CMBS execution, with a corresponding increase in Gains from mortgage banking activities, based on the June 30, 2016 balance of loans held for sale intended to be sold under a CMBS execution. There were no loans held for sale intended to be sold under a CMBS execution as of June 30, 2015.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be party to various claims and litigation, none of which we believe is material. We cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties and other costs, and our reputation and business may be impacted. Our management believes that any liability that could be imposed on us in connection with the disposition of any pending lawsuits would not have a material adverse effect on our business, results of operations, liquidity or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2016, we purchased approximately 39 thousand shares to satisfy grantee tax withholding obligations. Additionally, we announced a share repurchase program in the first quarter of 2016. The repurchase program authorized by our Board of Directors permits us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ending February 9, 2017. The Company had $65.8 million of authorized share repurchase capacity remaining as of June 30, 2016. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2016:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2016	54,626	$23.51	16,030	$68,197,861
May 1-31, 2016	105,400	22.25	105,400	65,840,546
June 1-30, 2016	—	$—	—	$65,840,546
Total	160,026	$22.68	121,430	$65,840,546

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Eighth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 16, 2016, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2016).

31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	XBRL Instance Document
101.2	*	XBRL Taxonomy Extension Schema Document
101.3	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	XBRL Taxonomy Extension Label Linkbase Document
101.6	*	XBRL Taxonomy Extension Presentation Linkbase Document

†:  Denotes a management contract or compensation plan, contract, or arrangement.

*:  Filed herewith.

**: Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2016	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 3, 2016	By:	/s/ Stephen P. Theobald
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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Eighth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 16, 2016, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2016).

31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	XBRL Instance Document
101.2	*	XBRL Taxonomy Extension Schema Document
101.3	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	XBRL Taxonomy Extension Label Linkbase Document
101.6	*	XBRL Taxonomy Extension Presentation Linkbase Document

†:  Denotes a management contract or compensation plan, contract, or arrangement.

*:  Filed herewith.

**: Furnished herewith.