Form 10-Q
period 2016-09-30
Walker & Dunlop, Inc.
filed 2016-11-02
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 26, 2016, there were 30,804,028 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

(In thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$83,887	$136,988
Restricted cash	14,370	5,306
Pledged securities, at fair value	81,933	72,190
Loans held for sale, at fair value	1,299,028	2,499,111
Loans held for investment, net	261,915	231,493
Servicing fees and other receivables, net	28,316	23,844
Derivative assets	33,796	11,678
Mortgage servicing rights	496,678	412,348
Goodwill and other intangible assets	91,340	91,488
Other assets	39,854	30,545
Total assets	$2,431,117	$3,514,991

Liabilities
Accounts payable and other liabilities	$202,533	$169,109
Performance deposits from borrowers	13,885	5,112
Derivative liabilities	2,918	1,333
Guaranty obligation, net of accumulated amortization	30,938	27,570
Allowance for risk-sharing obligations	3,400	5,586
Warehouse notes payable	1,440,425	2,649,470
Note payable	164,238	164,462
Total liabilities	$1,858,337	$3,022,642

Equity
Preferred shares, Authorized 50,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,375 shares at September 30, 2016 and 29,466 shares at December 31, 2015	294	295
Additional paid-in capital	223,603	215,575
Retained earnings	344,241	272,030
Total stockholders’ equity	$568,138	$487,900
Noncontrolling interests	4,642	4,449
Total equity	$572,780	$492,349
Commitments and contingencies (Note 9)	—	—
Total liabilities and equity	$2,431,117	$3,514,991

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Gains from mortgage banking activities	$100,630	$70,810	$249,406	$213,480
Servicing fees	37,134	29,328	101,554	84,227
Net warehouse interest income	5,614	6,860	15,925	17,824
Escrow earnings and other interest income	2,630	1,166	6,225	3,123
Other	8,778	12,622	23,775	28,179
Total revenues	$154,786	$120,786	$396,885	$346,833

Expenses
Personnel	$64,377	$49,328	$154,365	$135,366
Amortization and depreciation	29,244	25,644	80,824	73,788
Provision for credit losses	283	94	166	576
Interest expense on corporate debt	2,485	2,484	7,419	7,433
Other operating expenses	9,685	9,790	29,511	28,176
Total expenses	$106,074	$87,340	$272,285	$245,339
Income from operations	$48,712	$33,446	$124,600	$101,494
Income tax expense	18,851	12,735	47,295	39,179
Net income before noncontrolling interests	$29,861	$20,711	$77,305	$62,315
Less: net income from noncontrolling interests	233	460	198	598
Walker & Dunlop net income	$29,628	$20,251	$77,107	$61,717

Basic earnings per share	$1.01	$0.69	$2.62	$2.06
Diluted earnings per share	$0.96	$0.66	$2.51	$1.99

Basic weighted average shares outstanding	29,374	29,165	29,417	29,904
Diluted weighted average shares outstanding	30,793	30,460	30,743	31,045

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income before noncontrolling interests	$77,305	$62,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(127,724)	(97,491)
Change in the fair value of premiums and origination fees	(17,728)	2,650
Amortization and depreciation	80,824	73,788
Provision for credit losses	166	576
Other operating activities, net	1,253,069	(32,619)
Net cash provided by (used in) operating activities	$1,265,912	$9,219

Cash flows from investing activities
Capital expenditures	$(1,821)	$(1,281)
Net cash paid to increase ownership interest in a previously held equity method investment	(1,058)	—
Acquisitions, net of cash received	—	(12,767)
Purchase of mortgage servicing rights	(42,705)	—
Originations of loans held for investment	(218,958)	(144,950)
Principal collected on loans held for investment	187,820	22,920
Net cash provided by (used in) investing activities	$(76,722)	$(136,078)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(1,239,677)	$28,976
Borrowings of interim warehouse notes payable	148,478	110,829
Repayments of interim warehouse notes payable	(138,898)	(17,190)
Repayments of note payable	(829)	(4,543)
Proceeds from issuance of common stock	3,439	5,677
Repurchase of common stock	(12,374)	(50,062)
Debt issuance costs	(2,425)	(850)
Distributions to noncontrolling interests	(5)	—
Tax benefit from vesting of equity awards	—	831
Net cash provided by (used in) financing activities	$(1,242,291)	$73,668

Net increase (decrease) in cash and cash equivalents	$(53,101)	$(53,191)
Cash and cash equivalents at beginning of period	136,988	113,354
Cash and cash equivalents at end of period	$83,887	$60,163

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$28,592	$24,813
Cash paid for income taxes	23,061	27,038

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts substantially all of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products and provides multifamily investment sales brokerage services. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). The Company also offers a proprietary loan program offering interim loans (the “Interim Program”) and, until it was terminated in the fourth quarter of 2016, a program offering loans for a commercial mortgage backed securities (“CMBS”) execution (the “CMBS Program”).

Prior to 2016, the Company executed the CMBS Program through a partnership in which the Company owned a noncontrolling interest. The Company accounted for its investment in the partnership under the equity method of accounting. Effective January 1, 2016, the Company’s partner exited the CMBS Program, and the Company increased its ownership percentage to 100%. As the CMBS Program is now wholly owned, the Company began to consolidate the activities, financial results, and balances of the CMBS Program beginning in the first quarter of 2016, primarily impacting loans held for sale, warehouse notes payable, and gains from mortgage banking activities. The Company terminated the CMBS Program in the fourth quarter of 2016 and is in the process of winding down its operations.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2016. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2016. No other material subsequent events have occurred that would require disclosure.

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

Comprehensive Income—For the three and nine months ended September 30, 2016 and 2015, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD financing. These loans have terms of up to three years. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of September 30, 2016, Loans held for investment, net consisted of $264.5 million of unpaid principal balance less $2.1 million of net unamortized deferred fees and costs and $0.5 million of allowance for loan losses. As of December 31, 2015, Loans held for investment, net consisted of $233.4 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $0.8 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the interim loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in the portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by the outstanding portfolio balance, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The allowances for loan losses recorded as of September 30, 2016 and December 31, 2015 were based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of September 30, 2016 or December 31, 2015. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012.

Provision for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision for credit losses in the Condensed Consolidated Statements of Income. Note 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision for credit losses consisted of the following activity for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Provision (benefit) for loan losses	$(49)	$94	$(287)	$368
Provision for risk-sharing obligations	332	—	453	208
Provision for credit losses	$283	$94	$166	$576

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and nine months ended September 30, 2016 and 2015 are the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Warehouse interest income - loans held for sale	$11,507	$9,433	$32,328	$27,905
Warehouse interest expense - loans held for sale	(8,032)	(5,122)	(21,548)	(16,840)
Net warehouse interest income - loans held for sale	$3,475	$4,311	$10,780	$11,065

Warehouse interest income - loans held for investment	$3,518	$4,318	$8,971	$11,145
Warehouse interest expense - loans held for investment	(1,379)	(1,769)	(3,826)	(4,386)
Net warehouse interest income - loans held for investment	$2,139	$2,549	$5,145	$6,759

Total net warehouse interest income	$5,614	$6,860	$15,925	$17,824

Recently Announced Accounting Pronouncements—The following table presents the accounting pronouncements that the Financial Accounting Standards Board (“FASB”) has issued and that have the potential to impact the Company but have not yet been adopted by the Company.

Standard	Issue Date	Description	Effective Date	Expected Financial Statement Impact
Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	Q2 2016

ASU 2016-13 ("the Standard") represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance in the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses.

			January 1, 2020	The Company is still in the process of determining the significance of the impact the Standard will have on its financial statements and the timing of when it will adopt the Standard.
ASU 2016-02, Leases (Topic 842)	Q1 2016

ASU 2016-02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Lessees generally recognize lease expense for these leases on a straight-line basis, which is similar to what they do today. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.

			January 1, 2019	The Company is still in the process of determining the significance of the impact ASU 2016-02 will have on its financial statements.
ASU 2016-01, Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities	Q1 2016

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

			January 1, 2018	The Company does not believe that ASU 2016-01 will have a material impact on its reported financial results.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	Q2 2014

ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The guidance in the ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the Accounting Standards Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU creates a five-step process for achieving the core principle: 1) identifying the contract with the customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations, and 5) recognizing revenue when an entity has completed the performance obligations. The ASU also requires additional disclosures that allow users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The guidance permits the use of the retrospective or cumulative effect transition methods.

January 1, 2018

The Company completed its analysis of ASU 2014-09 and concluded that it will not have a material impact on the amount or timing of revenue the Company records under its current revenue recognition practices. Additionally, the Company believes that this ASU will not impact the presentation of the Company's financial statements or require significant additional footnote disclosures.

There are no other accounting pronouncements previously issued by the FASB but not yet effective or not yet adopted by the Company that have the potential to impact the Company’s condensed consolidated financial statements.

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

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Contractual loan origination related fees, net	$52,401	$36,994	$121,682	$115,989
Fair value of expected net cash flows from servicing recognized at commitment	50,964	35,845	135,971	104,095
Fair value of expected guaranty obligation recognized at commitment	(2,735)	(2,029)	(8,247)	(6,604)
Total gains from mortgage banking activities	$100,630	$70,810	$249,406	$213,480

The origination fees shown in the table are net of co-broker fees of $13.2 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $29.8 million and $15.1 million for the nine months ended September 30, 2016 and 2015. Additionally, included in the contractual loan origination related fees, net balance are realized and unrealized losses related to the loans and derivative instruments from the CMBS Program of $1.2 million and $0 for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $0 for the nine months ended September 30, 2016 and 2015, respectively.

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

The fair values of the MSRs at September 30, 2016 and December 31, 2015 were $607.6 million and $510.6 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at September 30, 2016 is a decrease in the fair value of $19.4 million.

The impact of a 200-basis point increase in the discount rate at September 30, 2016 is a decrease in the fair value of $37.5 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2016 and 2015 is shown in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$468,093	$395,020	$412,348	$375,907
Additions, following the sale of loan	60,955	34,940	124,982	102,331
Purchases	—	—	42,705	—
Amortization	(26,074)	(20,532)	(72,030)	(59,102)
Pre-payments and write-offs	(6,296)	(5,478)	(11,327)	(15,186)
Ending balance	$496,678	$403,950	$496,678	$403,950

As shown in the table above, during the first half of 2016, the Company purchased the rights to service a HUD loan portfolio from a third-party servicer. The closing-date purchase price was $44.8 million of cash consideration, with $43.4 million paid at closing and the remaining $1.4 million due upon the successful resolution of one defaulted loan, which occurred during the third quarter of 2016. The amount in the ‘Purchases’ line in the table above consists of the closing amount of $44.8 million, net of purchase-price adjustments reducing the closing amount by $2.1 million, for a revised purchase amount of $42.7 million. The servicing portfolio, after consideration of purchase-price adjustments, consisted of approximately $3.6 billion of unpaid principal balance and had a weighted average estimated remaining life of 10.9 years.

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of September 30, 2016:

	As of September 30, 2016
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$175,542	$(99,124)	$76,418
Originated MSRs	601,296	(181,036)	420,260
Total	$776,838	$(280,160)	$496,678

The expected amortization of MSRs recorded as of September 30, 2016 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Three Months Ending December 31,
2016	$21,821	$4,012	$25,833
Year Ending December 31,
2017	80,561	15,092	95,653
2018	68,707	12,399	81,106
2019	60,161	10,952	71,113
2020	52,606	9,057	61,663
2021	43,947	7,071	51,018
Thereafter	92,457	17,835	110,292
Total	$420,260	$76,418	$496,678

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The Company does not provide a guaranty for any other loan product it sells or brokers.

Activity related to the guaranty obligation for the three and nine months ended September 30, 2016 and 2015 is presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$28,406	$27,140	$27,570	$24,975
Additions, following the sale of loan	4,039	1,957	7,727	6,827
Amortization	(1,682)	(1,395)	(4,431)	(4,100)
Other	175	—	72	—
Ending balance	$30,938	$27,702	$30,938	$27,702

The Company evaluates the allowance for risk-sharing obligations by monitoring the performance of each loan for triggering events or conditions that may signal a potential default. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an allowance for the estimated risk-sharing loss through a charge to the provision for risk-sharing obligations, which is a component of Provision for credit losses in the Condensed Consolidated Statements of Income, along with a write-off of the loan-

specific MSR and guaranty obligation. The amount of the provision reflects our assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, the loss recognition occurs at or before the loan becomes 60 days delinquent. Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2016 and 2015 is shown in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$5,810	$3,304	$5,586	$3,904
Provision for risk-sharing obligations	332	—	453	208
Write-offs	(2,567)	—	(2,567)	(808)
Other	(175)	—	(72)	—
Ending balance	$3,400	$3,304	$3,400	$3,304

When the Company places a loan for which it has a risk-sharing obligation on its watch list, the Company ceases to amortize the guaranty obligation and transfers the remaining unamortized balance of the guaranty obligation to the allowance for risk-sharing obligations. When a loan for which the Company has a risk-sharing obligation is removed from the watch list, the loan’s reserve is transferred from the allowance for risk-sharing obligations to the guaranty obligation, and the amortization of the remaining balance over the remaining estimated life is resumed. This net transfer of the unamortized balance of the guaranty obligation from a noncontingent classification to a contingent classification (and vice versa) is presented in the guaranty obligation and allowance for risk-sharing obligations tables above as ‘Other.’

During the third quarter of 2016, the Company and Fannie Mae settled the loss sharing amounts related to the last three remaining previously defaulted at risk loans. As a result of these loss settlements, the Allowance for Risk-sharing Obligations as of September 30, 2016 is based entirely on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2016.

As of September 30, 2016, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $4.6 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $59.1 billion as of September 30, 2016 compared to $50.2 billion as of December 31, 2015. The September 30, 2016 balance includes the addition of $3.6 billion related to purchase activity as more fully discussed in Note 4.

NOTE 7—WAREHOUSE NOTES PAYABLE

At September 30, 2016, to provide financing to borrowers under the GSE and HUD programs and the Company’s CMBS and Interim Programs, the Company has arranged for warehouse lines of credit. In support of the GSE and HUD programs, the Company has warehouse lines of credit in the amount of $2.0 billion with certain national banks and a $1.0 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of the CMBS Program, the Company has warehouse lines of credit in the amount of $0.2 billion with certain national banks (the “CMBS Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities and the CMBS Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at September 30, 2016 are shown in the table below:

	September 30, 2016
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$425,000	$202,070	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	452,182	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #3	680,000	270,493	LHFS	30-day LIBOR plus 1.35%
Agency warehouse facility #4	250,000	115,628	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #5	30,000	14,551	LHFS	30-day LIBOR plus 1.80%
Fannie Mae repurchase agreement, uncommitted line and open maturity	1,000,000	192,395	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,035,000	$1,247,319

CMBS warehouse facility #1	$100,000	$9,750	LHFS	30-day LIBOR plus 2.25%
CMBS warehouse facility #2	100,000	2,094	LHFS	30-day LIBOR plus 2.75%
Total CMBS warehouse facilities	$200,000	$11,844

Interim warehouse facility #1	$85,000	$36,916	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	109,686	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	36,005	LHFI	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$182,607
Debt issuance costs	—	(1,345)
Total warehouse facilities	$3,595,000	$1,440,425

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

During the fourth quarter of 2016, the Company executed the 12th amendment to the credit and security agreement related to Agency Warehouse Facility #1 that extended the maturity date to October 30, 2017. No other material modifications have been made to the agreement during 2016.

During the second quarter of 2016, the Company executed the eighth amendment to the amended and restated credit and security agreement related to Agency Warehouse Facility #2 that extended the maturity date to June 21, 2017. No other material modifications have been made to the agreement during 2016.

During the second quarter of 2016, the Company executed the fourth amendment to the credit and security agreement related to Agency Warehouse Facility #3. The amendment increased the committed amount to $280.0 million, reduced the interest rate to the 30-day London Interbank Offered Rate (“LIBOR”) plus 135 basis points, and extended the maturity date to April 30, 2017. Additionally, during the second and third quarters of 2016, the Company executed the fifth and sixth amendments to the credit and security agreement that provide temporary increases totaling $400.0 million to the maximum borrowing capacity that expire in January 2017. No other material modifications have been made to the agreement during 2016.

During the fourth quarter of 2016, the Company executed the second amendment to the warehouse loan and security agreement related to Agency Warehouse Facility #4 that provides a $100.0 million permanent increase to the maximum borrowing capacity and extends the maturity date of the facility to October 27, 2017. No other material modifications have been made to the agreement during 2016.

During the third quarter of 2016, the Company executed a warehousing credit and security agreement to establish Agency Warehouse Facility #5. The committed warehouse facility provides the Company with the ability to fund defaulted HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $30.0 million and is scheduled to mature in January 2018. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points.

During the third quarter of 2016, Fannie Mae increased the maximum borrowing capacity of the Fannie Mae uncommitted facility to $1.0 billion. No other material modifications have been made to the Fannie Mae facility during 2016.

During the second quarter of 2016, the Company executed a repurchase agreement to establish CMBS Warehouse Facility #2. The new warehouse facility has a maximum borrowing capacity of $100.0 million and matures in one year. The agreement provides the Company with the ability to fund first mortgage loans on various real estate property types for a short-term period, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 275 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement mirror the underlying mortgage loan, with each advance repaid upon sale of the underlying mortgage loan.

During the fourth quarter of 2016, the repurchase agreement related to CMBS Warehouse Facility #1 expired according to its terms, and the Company determined not to renew the facility.

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

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's assets and liabilities carried at fair value on a recurring basis:

•

Derivative Instruments—The derivative instruments used by the Company consist of interest rate lock commitments (“IRLC”), forward sale agreements (“forwards”), interest rate swaps “(IRS”), and, on occasion, synthetic credit default swap index contracts (“CMBX”). The IRLCs and forwards are valued using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy. CMBX are traded on an active market with prices determined based on observable inputs such as credit curves, recovery rates, and current credit spreads obtained from market participants. IRS trade in the over-the-counter market where quoted prices are not available. Therefore, the Company uses internal valuation techniques with observable inputs from a liquid market, the most significant of which is the related yield curve, to estimate the fair value of interest rate swaps. There were no CMBX outstanding as of September 30, 2016 as the positions were closed just prior to the end of the first quarter of 2016. During the rest of the first quarter of 2016, the Company had CMBX with a $25.0 million notional amount outstanding. The Company classifies IRS and CMBX as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
September 30, 2016
Assets
Loans held for sale	$—	$1,299,028	$—	$1,299,028
Pledged securities	81,933	—	—	81,933
Derivative assets	—	—	33,796	33,796
Total	$81,933	$1,299,028	$33,796	$1,414,757

Liabilities
Derivative liabilities	$—	$278	$2,640	$2,918
Total	$—	$278	$2,640	$2,918

December 31, 2015
Assets
Loans held for sale	$—	$2,499,111	$—	$2,499,111
Pledged securities	72,190	—	—	72,190
Derivative assets	—	—	11,678	11,678
Total	$72,190	$2,499,111	$11,678	$2,582,979

Liabilities
Derivative liabilities	$—	$—	$1,333	$1,333
Total	$—	$—	$1,333	$1,333

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2016.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2016 and 2015:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Derivative assets and liabilities, net
Beginning balance	$600	$23,911	$10,345	$9,658
Settlements	(71,250)	(85,733)	(229,178)	(214,150)
Realized gains recorded in earnings (1)	70,650	61,822	218,833	204,492
Unrealized gains recorded in earnings (1)	31,156	8,988	31,156	8,988
Ending balance	$31,156	$8,988	$31,156	$8,988

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2016:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$33,796	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	2,640	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2016 and December 31, 2015 are presented below:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$83,887	$83,887	$136,988	$136,988
Restricted cash	14,370	14,370	5,306	5,306
Pledged securities	81,933	81,933	72,190	72,190
Loans held for sale	1,299,028	1,299,028	2,499,111	2,499,111
Loans held for investment, net	261,915	264,508	231,493	233,370
Derivative assets	33,796	33,796	11,678	11,678
Total financial assets	$1,774,929	$1,777,522	$2,956,766	$2,958,643

Financial liabilities:
Derivative liabilities	$2,918	$2,918	$1,333	$1,333
Warehouse notes payable	1,440,425	1,441,770	2,649,470	2,652,011
Note payable	164,238	167,602	164,462	168,431
Total financial liabilities	$1,607,581	$1,612,290	$2,815,265	$2,821,775

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash—The carrying amounts approximate fair value because of the short maturity of these instruments (Level 1).

Pledged Securities—Consist of highly liquid investments in money market accounts invested in government securities and investments in government guaranteed securities. Investments typically have maturities of 90 days or less and are valued using quoted market prices from recent trades.

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that the mortgage loan is funded and are valued using (i) discounted cash flow models that incorporate observable prices from market participants or (ii) a hypothetical securitization model utilizing observable market data from recent securitization spreads and observable pricing of loans with similar characteristics.

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of September 30, 2016 and December 31, 2015, no credit-related adjustments were required.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2016 and December 31, 2015.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Assumed	Interest Rate	Total			Adjustment
	Principal	Gain	Movement or	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Other Effect	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2016
Rate lock commitments	$862,987	$30,460	$(76)	$30,384	$30,411	$(27)	$—
Forward sale contracts	2,111,142	—	772	772	3,385	(2,613)	—
Interest rate swaps	10,310	—	(278)	(278)	—	(278)	—
Loans held for sale	1,271,145	28,649	(766)	27,883	—	—	27,883
Total		$59,109	$(348)	$58,761	$33,796	$(2,918)	$27,883

December 31, 2015
Rate lock commitments	$267,710	$9,467	$(1,494)	$7,973	$7,973	$—	$—
Forward sale contracts	2,747,590	—	2,371	2,371	3,705	(1,333)	—
Loans held for sale	2,479,880	20,108	(877)	19,231	—	—	19,231
Total		$29,575	$—	$29,575	$11,678	$(1,333)	$19,231

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of September 30, 2016, the Company held substantially all of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2016 collateral requirements as outlined above. As of September 30, 2016, reserve requirements for the DUS loan portfolio will require the Company to fund $52.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2016. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At September 30, 2016, the minimum net worth requirement was $124.5 million, and the Company's net worth was $579.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2016, the Company was required to maintain at least $24.1 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of September 30, 2016, the Company had operational liquidity of $94.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Other Commitments—Under certain limited circumstances, the Company may make preferred equity investments in entities controlled by certain of its borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of September 30, 2016, the Company has made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $15.5 million of which has been funded. The Company expects to fund the unfunded commitment amounts over the next 12 to 18 months.

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

NOTE 10—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Weighted average number of shares outstanding used to calculate basic earnings per share	29,374	29,165	29,417	29,904

Dilutive securities
Unvested restricted shares	1,068	1,008	1,024	942
Stock options	351	287	302	199
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	30,793	30,460	30,743	31,045

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Average options	207	—	172	—
Average restricted shares	—	19	211	6

NOTE 11—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2015	29,466	$295	$215,575	$272,030	$4,449	$492,349
Cumulative effect from change in accounting for stock compensation	—	—	135	(120)	—	15
Walker & Dunlop net income	—	—	—	77,107	—	77,107
Net income from noncontrolling interests	—	—	—	—	198	198
Stock-based compensation	—	—	12,130	—	—	12,130
Issuance of common stock in connection with equity compensation plans	452	4	3,435	—	—	3,439
Repurchase and retirement of common stock	(543)	(5)	(7,593)	(4,776)	—	(12,374)
Other	—	—	(79)	—	(5)	(84)
Balance at September 30, 2016	29,375	$294	$223,603	$344,241	$4,642	$572,780

During the nine months ended September 30, 2016, the Company repurchased 0.4 million shares of its common stock under a previously announced share repurchase program at a weighted average price of $23.11 per share and immediately retired the shares, reducing stockholders’ equity by $9.2 million. The Company had $65.8 million of authorized share repurchase capacity remaining as of September 30, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

Forward-Looking Statements

Some of the statements in this Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,”  “us”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

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

We originate, sell, and service a range of multifamily and other commercial real estate financing products and provide multifamily investment sales brokerage services. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the GSEs and HUD, with which we have long-established relationships. We retain servicing rights and asset management responsibilities on substantially all loans that we originate for GSE and HUD programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS" ™) lender nationally, a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans in 23 states and the District of Columbia, a Freddie Mac Approved Seller/Servicer for Seniors Housing and Targeted Affordable Housing nationwide, a HUD Multifamily Accelerated Processing ("MAP") lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also broker loans for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We service some of the loans for which we act as a loan broker.

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

Through the third quarter of 2016, we offered commercial mortgage backed securities (“CMBS”) executions through our own proprietary CMBS platform for all commercial property types throughout the United States (the “CMBS Program”). We terminated the CMBS Program in the fourth quarter of 2016 and are in the process of winding down its operations. Prior to 2016, the CMBS Program was managed through a partnership with another entity in which we owned less than 50%. At the beginning of the first quarter of 2016, the other partner exited the CMBS Program, and we assumed full ownership of the CMBS Program and now consolidate the CMBS Program in our financial statements. We underwrite all loans originated through the CMBS Program and finance these loans on our balance sheet, using a combination of our own cash and warehouse financing facilities, until they are sold to third-party securitization conduits. Loans originated through the CMBS Program are generally sold into secondary securitization conduits within 120 days of origination. We assume full risk of loss on the loans originated under the CMBS Program while we hold the loans for sale but do not retain any credit risk once the loans are sold. For loans originated for our CMBS Program, we are exposed to the risk of changes in interest rates and credit spreads between the periods when we close the loan and sell the loan. We attempt to mitigate these risks through a variety or hedging strategies, including using interest rate swaps and, on occasion, credit default swaps.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of September 30, 2016, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $15.5 million of which has been funded. We expect to fund the unfunded commitment amounts over the next 12 to 18 months.

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

During the second quarter of 2016, we purchased the rights to service a HUD loan portfolio with an aggregate $3.6 billion unpaid principal balance from a third-party servicer for $42.7 million (the “Servicing Portfolio Acquisition”). The acquisition of the servicing portfolio substantially increases our HUD servicing portfolio and is expected to make us the largest servicer of HUD commercial real estate loans. We expect the Servicing Portfolio Acquisition to have the following benefits:

•	reduce the average cost to service each loan as we leverage our existing servicing platform,
•	provide new borrower relationships,
•	provide opportunities for additional loan origination volume when these loans mature or prepay, and
•	produce a stable stream of cash revenues over the 10.9-year estimated life of the portfolio.

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

Gains from mortgage banking activities income is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell the loan to an investor. The derivative asset related to the loan commitment is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any risk-sharing obligations (the “servicing component of the derivative asset”). Upon loan origination, the servicing component of the derivative asset becomes a component of the fair value of the loan held for sale. Upon loan sale, we derecognize the loan, which includes the servicing component, and recognize an MSR. MSRs are amortized into expense over the estimated life of the loan and presented as a component of Amortization and depreciation in the Condensed Consolidated Statements of Income. The MSR is amortized using the interest method over the period that servicing income is expected to be received.

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

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When we believe a loan is probable of foreclosure or when the loan is in foreclosure, we record an allowance for that loan (a “specific reserve”). The specific reserve is based on the estimate of the property fair value less selling and property preservation costs and considers the loss-sharing requirements detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on broker opinions of value, appraisals, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value. The allowance for risk-sharing obligations for such loans is updated as any additional information is received until the loss is settled with

Fannie Mae. The settlement with Fannie Mae is based on the actual sales price of the property net of selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. Historically, the initial specific reserves have not varied significantly from the final settlement. We cannot predict whether such a trend will continue in the future.

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

We evaluate all of our loans held for investment for impairment quarterly. Our impairment evaluation focuses primarily on payment status and property financial performance. We consider a loan impaired when the current facts and circumstances suggest it is not probable that we will collect all contractually due principal and interest payments. When a loan is not considered impaired, we apply a collective allowance that is based on recent historical loss probability and historical loss rates incurred in our risk-sharing portfolio, adjusted as needed for current market conditions (“loss factors”). We use the loss experience from our risk-sharing portfolio as a proxy for losses incurred in our loans held for investment portfolio since (i) we have not experienced any actual losses related to our loans held for investment to date and (ii) the loans in the loans-held-for-investment portfolio have similar characteristics to loans held in the risk-sharing portfolio. Since the inception of the Interim Program in 2012, we have not had any delinquent or impaired loans or charged off any loans. The historical loss factors are updated quarterly. We have not experienced significant change in the loss factors during the periods presented in the financial statements. These loss factors may change in the future as economic and market conditions change and as the Interim Program matures and expands.

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

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. According to the Mortgage Bankers Association, commercial and multifamily loan maturities are expected to increase dramatically through the end of 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. All of these factors have benefited our origination volumes over the past several quarters. Competition among banks, life insurance companies, and the GSEs remains fierce.

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

Late in the second quarter of 2016, citizens of the United Kingdom (“U.K.”) voted to exit the European Union (“E.U.”), commonly referred to as “Brexit.” The referendum itself has not resulted in the U.K.’s immediate exodus from the E.U. since the vote was not legally binding on the British government. Rather, Parliament, having heard the voice of voters, may now enact laws to facilitate the U.K.’s departure and must notify the European Commission of its intention to leave the E.U. After such notice is provided, the U.K. and European Commission will have a two-year window in which to establish the terms of the U.K.’s departure. Even though the actual formal separation from the E.U. will take several years, Brexit has created a significant amount of uncertainty in both the global and domestic financial markets as participants have evaluated the impact Brexit may have on the global and domestic economies.

U.S. financial markets rebounded quickly from the significant immediate negative reaction to Brexit. However, the “risk-off trade” many participants enacted as an immediate reaction to the uncertainty continued throughout much of the third quarter of 2016, pushing the yield on the benchmark 10-year U.S. Treasury bond and mortgage interest rates to all-time or near all-time lows. The uncertainty and risk aversion in the near term seem likely to persist, with long-term trends uncertain, and global interest rates remaining at historically low levels.

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

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2016 GSE Scorecard (“2016 Scorecard”) established Fannie Mae’s and Freddie Mac’s loan origination caps at $31.0 billion each for market-rate apartments (“2016 Caps”), an increase of $1.0 billion each from the 2015 loan origination caps. Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2016 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2016 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2016 Scorecard provides the FHFA the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2016 Caps upward should the market be larger than expected in 2016. In May 2016, the FHFA increased the 2016 Caps to $35.0 billion for each of the GSEs, and in August 2016, the FHFA further increased the 2016 Caps to $36.5 billion for each of the GSEs. The 2016 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance energy or water efficiency improvements.

Our GSE loan origination volumes for the nine months ended September 30, 2016 decreased 6% from the nine months ended September 30, 2015 because of relatively low loan origination volume during the first quarter of 2016 compared to the first quarter of 2015. The GSEs are expected to maintain their historical market share in a multifamily market that is projected by the Mortgage Bankers Association to be $273.0 billion in 2016. The GSEs reported a combined loan origination volume of $79.9 billion during the nine months ended September 30, 2016. Although our loan origination volumes for the nine months ended September 30, 2016 were down compared to the same period in 2015, we believe our market leadership with the GSEs positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2016.

We continue to grow our capital markets platform to take advantage of the ongoing wave of loan maturities that began in 2015 and to gain greater access to capital, deal flow, and borrower relationships. The commercial debt origination market grew substantially from 2014 to 2015. The apparent appetite for debt funding within the broader commercial real estate market, coupled with our acquisition of Johnson Capital Group, Inc. in late 2014, has resulted in significant growth in our brokered originations over the past several years, as evidenced by the 51% year-over-year growth in brokered origination volumes from 2014 to 2015. Although our brokered originations declined 8% from the nine months ended September 30, 2015 to the same period in 2016, our outlook for our capital markets platform is positive as non-bank commercial and multifamily loan maturities are expected to grow again in 2017.

Although we have experienced volume growth in most of our products, we have not seen similar growth in our CMBS volumes. Volatility in the capital markets throughout 2016 due to uncertain global market conditions, including Brexit, and the uncertain impacts of upcoming changes to risk-retention rules for securitizations has resulted in larger credit spreads and higher borrowing costs for CMBS loans. These conditions have led to reduced loan origination volumes in the CMBS market during 2016 as borrowers and lenders adjust. In response, we terminated the CMBS Program in the fourth quarter of 2016 and are in the process of winding down its operations.

Over the last few years, as the economy has recovered and bank and CMBS capital has re-entered the market, borrowers have shied away from the long lead times required to secure a HUD loan. As a result, we originated $592.0 million of loans with HUD during 2015, down 16% from 2014. HUD has undergone reorganization efforts over the past two years with the goal of improving the speed and efficiency of the process and has reduced the cost of obtaining a loan, making HUD loans more competitive and returning them to relevance for our core multifamily borrowers in 2016, as evidenced by the 48% increase in HUD loan originations from the nine months ended September 30, 2015 to the same period in 2016. HUD remains a strong source of capital for new construction loans and healthcare. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We remain committed to the HUD multifamily business, adding resources and scale to our HUD lending platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. The growth in transitional lending was evident in 2015, as the average balance of our interim loan portfolio was $281.6 million compared to $188.6 million in 2014. We originated $235.0 million of interim loans during the nine months ended September 30, 2016 compared to $145.0 million during the same period in 2015 and remain optimistic about this market for the foreseeable future. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage REITs, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

Finally, in the second quarter of 2015, we expanded our offerings to our customers by acquiring a controlling interest in a partnership that offers multifamily investment sales brokerage services. The partnership operates primarily in the eastern United States. As we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we have recently seen increased activity within the investment sales business. We believe this activity will continue throughout the wave of loan maturities, and we will look to capitalize on that demand by expanding the investment sales partnership more broadly across the United States in the coming quarters. During the nine months ended September 30, 2016, our investment sales partnership closed $1.6 billion of investment sales transactions compared to $1.1 billion for the five months that we owned the partnership during the nine months ended September 30, 2015.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2016 and 2015. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Transaction Volume:
Fannie Mae	$1,565,915	$1,257,100	$4,727,563	$3,758,098
Freddie Mac	1,296,045	1,334,394	3,002,305	4,430,225
Ginnie Mae - HUD	382,602	109,774	618,737	416,894
Brokered (1)	922,969	1,324,021	2,790,382	3,023,010
Interim Loans	76,475	30,005	235,040	144,950
CMBS (2)	—	56,738	94,010	155,523
Total Loan Origination Volume	$4,244,006	$4,112,032	$11,468,037	$11,928,700
Investment Sales Volume	788,232	824,730	1,569,177	1,143,765
Total Transaction Volume	$5,032,238	$4,936,762	$13,037,214	$13,072,465

Key Performance Metrics:
Operating margin	31%	28%	31%	29%
Return on equity	22%	18%	20%	19%
Walker & Dunlop net income	$29,628	$20,251	$77,107	$61,717
Adjusted EBITDA (3)	$36,227	$31,027	$95,734	$95,291
Diluted EPS	$0.96	$0.66	$2.51	$1.99

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	42%	41%	39%	39%
Other operating expenses	6%	8%	7%	8%

Key Origination Metrics (as a percentage of loan origination volume):
Origination related fees	1.23%	0.90%	1.06%	0.97%
Fair value of MSRs created, net	1.14%	0.82%	1.11%	0.82%
Fair value of MSRs created, net as a percentage of GSE and HUD origination volume (4)	1.49%	1.25%	1.53%	1.13%

	As of September 30,
Servicing Portfolio by Product:	2016	2015
Fannie Mae	$25,875,684	$22,168,910
Freddie Mac	19,702,477	16,159,722
Ginnie Mae - HUD	9,254,830	5,624,141
Brokered (1)	3,552,542	3,158,109
Interim Loans	264,508	347,348
CMBS	471,948	336,331
Total Servicing Portfolio	$59,121,989	$47,794,561

Key Servicing Metric (end of period):
Weighted-average servicing fee rate	0.26%	0.25%

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	In 2015, this figure represents brokered transactions for the CMBS Program. In 2016, this figure represents loans originated by us for the CMBS Program.

(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of GSE and HUD volume.

The following table presents a period-to-period comparison of our financial results for the three and nine months ended September 30, 2016 and 2015.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Revenues
Gains from mortgage banking activities	$100,630	$70,810	$29,820	42%
Servicing fees	37,134	29,328	7,806	27%
Net warehouse interest income	5,614	6,860	(1,246)	(18)%
Escrow earnings and other interest income	2,630	1,166	1,464	126%
Other	8,778	12,622	(3,844)	(30)%
Total revenues	$154,786	$120,786	$34,000	28%

Expenses
Personnel	$64,377	$49,328	$15,049	31%
Amortization and depreciation	29,244	25,644	3,600	14%
Provision for credit losses	283	94	189	201%
Interest expense on corporate debt	2,485	2,484	1	0%
Other operating expenses	9,685	9,790	(105)	(1)%
Total expenses	$106,074	$87,340	$18,734	21%
Income from operations	48,712	33,446	15,266	46%
Income tax expense	18,851	12,735	6,116	48%
Net income before noncontrolling interests	$29,861	$20,711	$9,150	44%
Less: net income from noncontrolling interests	233	460	(227)	(49)%
Walker & Dunlop net income	$29,628	$20,251	$9,377	46%

FINANCIAL RESULTS – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Revenues
Gains from mortgage banking activities	$249,406	$213,480	$35,926	17%
Servicing fees	101,554	84,227	17,327	21%
Net warehouse interest income	15,925	17,824	(1,899)	(11)%
Escrow earnings and other interest income	6,225	3,123	3,102	99%
Other	23,775	28,179	(4,404)	(16)%
Total revenues	$396,885	$346,833	$50,052	14%

Expenses
Personnel	$154,365	$135,366	$18,999	14%
Amortization and depreciation	80,824	73,788	7,036	10%
Provision for credit losses	166	576	(410)	(71)%
Interest expense on corporate debt	7,419	7,433	(14)	(0)%
Other operating expenses	29,511	28,176	1,335	5%
Total expenses	$272,285	$245,339	$26,946	11%
Income from operations before income taxes	124,600	101,494	23,106	23%
Income tax expense	47,295	39,179	8,116	21%
Net income before noncontrolling interests	$77,305	$62,315	$14,990	24%
Less: net income from noncontrolling interests	198	598	(400)	(67)%
Walker & Dunlop net income	$77,107	$61,717	$15,390	25%

Overview

For the three months ended September 30, 2016, the increase in revenues was primarily attributable to increases in gains from mortgage banking activities and servicing fees. The increase in gains from mortgage banking activities was due to a 43% increase in the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”) and a 42% increase in origination fees period over period. The increases in MSR income and origination fee income were largely attributable to the mix of loan origination volume, with more loan origination volume coming from Fannie Mae and HUD loans during the three months ended September 30, 2016 than during the same period in 2015. Fannie Mae and HUD loans are two of our highest gain on sale margin loan products. The increase in servicing fees was mainly due to an increase in the average servicing portfolio. The increase in expenses was primarily the result of increased commission costs due to the increase in origination fees, salaries expense due to a rise in headcount, and stock compensation expense due to a performance stock compensation plan that began in 2016. Headcount increased due to acquisition activity and hiring to support the growth of our business. Additionally, amortization and depreciation expense increased as the average MSR balance increased period over period.

For the nine months ended September 30, 2016, the increase in revenues was primarily attributable to increases in gains from mortgage banking activities and servicing fees. The increase in gains from mortgage banking activities was primarily due to a 31% increase in MSR income period over period. The increase in MSR income was principally attributable to the mix of loan origination volume, with more loan origination volume coming from Fannie Mae and HUD loans during the nine months ended September 30, 2016 than during the same period in 2015. The increase in servicing fees was mainly due to an increase in the average servicing portfolio. The increase in expenses was primarily the result of increased commission costs due to the increase in origination fees, salaries expense due to a rise in headcount, and stock compensation expense due to a performance stock compensation plan that began in 2016. Headcount increased due to acquisition activity and hiring to support the growth of our business. Additionally, amortization and depreciation expense increased as the average MSR balance increased period over period.

Revenues

Gains from Mortgage Banking Activities.  Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, CMBS Program activities, and MSR income. For the three months ended September

30, 2016, the increase was primarily attributable to increases in MSR income as a percentage of loan origination volume (“MSR rate”) and origination fees as a percentage of loan origination volume (“origination fee rate”). The MSR rate increased 39%, and the origination fee rate increased 37%. The increases in the origination fee rate and the MSR rate were principally related to a change in the mix of loan origination volume period to period due to a 25% increase in Fannie Mae loan origination volume and a 249% increase in HUD loan origination volume. Fannie Mae and HUD loan origination volumes as a percentage of total loan origination volume increased from 33% during the three months ended September 30, 2015 to 46% during the same period in 2016.

For the nine months ended September 30, 2016, the increase was primarily attributable to an increase in MSR income of $30.2 million, which was largely the result of a 35% increase in the MSR rate. The increase in the MSR rate was principally related to the aforementioned change in the mix of loan origination volume period to period due to a 26% increase in Fannie Mae loan origination volume and a 48% increase in HUD loan origination volume. Fannie Mae and HUD loan origination volumes as a percentage of total loan origination volume increased from 35% during the nine months ended September 30, 2015 to 47% during the same period in 2016.

Servicing Fees.  The increases were primarily attributable to increases in the servicing portfolio due to new loan originations and the purchase of mortgage servicing rights in Q2 2016, as more fully described in the ‘Business’ section above. The average servicing portfolio during the three months ended September 30, 2016 was $58.2 billion compared to $47.7 billion during the three months ended September 30, 2015. For the nine months ended September 30, 2016, the average servicing portfolio was $53.8 billion compared to $46.6 billion for the nine months ended September 30, 2015. Additionally, the weighted average serving fee rate of the portfolio increased slightly from September 30, 2015 to September 30, 2016.

Net Warehouse Interest Income. The decrease for the three months ended September 30, 2016 was primarily related to a $0.8 million decrease in net warehouse interest income from loans held for sale. The decrease in net warehouse interest income from loans held for sale was primarily attributable to a 41% decrease in the net warehouse margin, partially offset by a 37% increase in the average daily outstanding balance of loans held for sale from $1.0 billion during 2015 to $1.4 billion during 2016. For the nine months ended September 30, 2016, the decrease was primarily attributable to a $1.6 million decrease in the net warehouse interest income from loans held for investment. The average balance of loans held for investment dropped from $280.0 million during 2015 to $214.6 million during 2016 due to an increase in payoffs and prepayments period over period.

Escrow Earnings and Other Interest Income. For both the three and nine months ended September 30, 2016, the increases were largely due to increases in the average escrow balance outstanding. During the three months ended September 30, 2016, the average balance was $1.6 billion compared to $1.1 billion during the same period in 2015. The average balance for the nine months ended September 30, 2016 was $1.3 billion compared to an average balance of $1.1 billion for the nine months ended September 30, 2015. Additionally, for both the three and nine months ended September 30, 2016, our average escrow earnings rate increased due to increases in the 30-day LIBOR rates over the same periods in 2015.

Other Revenues. The decrease for the three months ended September 30, 2016 was primarily related to a $2.4 million decrease in assumption fee income and a $1.6 million decrease in prepayment fee income. The decrease in assumption fee income is mostly related to a large loan portfolio that was assumed during the three months ended September 30, 2015, with no comparable transaction in 2016. The decrease in prepayment fee income is related to reduced prepayment activity in our servicing portfolio period over period.

For the nine months ended September 30, 2016, the decrease was largely attributable to a $2.8 million decrease in assumption fee income and a $3.4 million decrease in prepayment fee income, partially offset by an increase in investment sales brokerage fees of $1.6 million. The decrease in assumption fee income is principally related to a large loan portfolio that was assumed during the nine months ended September 30, 2015, with no comparable transaction in 2016. The decrease in prepayment fee income is related to reduced prepayment activity in our servicing portfolio period over period. The increase in investment sales brokerage fees is due to nine months of activity being included in 2016 compared to only five months of activity included in 2015 as we began to offer investment sales brokerage services in conjunction with an acquisition in the second quarter of 2015.

Expenses

Personnel.  For the three months ended September 30, 2016, the increase was primarily due to increased commission costs, increased stock compensation expense, and increased salaries expense. Commission costs increased due to the increase in origination fee income. The increase in stock compensation expense is largely related to a performance stock compensation plan that began in 2016. Salaries expense increased due to a rise in headcount as a result of the consolidation of the CMBS Program since the third quarter of 2015 and hiring to support the growth of our business.

For the nine months ended September 30, 2016, the increase was mainly due to increased commission costs, increased stock compensation expense, and increased salaries expense. Commission costs increased due to the increase in origination fee income and a larger concentration of origination fees earned by our top loan originators. The percentage of origination fee income a loan originator earns as a commission increases as that loan originator achieves certain thresholds. The increase in stock compensation expense is largely related to a performance stock compensation plan that began in 2016. Salaries expense increased due to a rise in headcount as a result of the consolidation of the CMBS Program since the third quarter of 2015 and hiring to support the growth of our business.

Amortization and Depreciation.  For both the three and nine months ended September 30, 2016, the increases were primarily attributable to loan origination activity and the resulting growth in the capitalization of MSRs period over period. Also included in amortization and depreciation are write-offs of MSRs resulting from the prepayment or default of the underlying loan prior to its scheduled maturity. During the three months ended September 30, 2016, write-offs of MSRs decreased $1.4 million from the prior year to $3.7 million. During the nine months ended September 30, 2016, write-offs of MSRs decreased $3.9 million from the prior year to $10.1 million. The decreases in write-offs from prepayments were the result of reduced prepayment activity in our servicing portfolio period over period.

Income Tax Expense.   For the three months ended September 30, 2016, the increase in income tax expense was primarily due to the increase in income from operations, with an additional small increase due to a change in the effective tax rate.

For the nine months ended September 30, 2016, the increase in income tax expense was primarily due to the increase in income from operations, with an additional small increase due to a change in the effective tax rate and a small offset coming from excess tax benefit.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income. Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$29,628	$20,251	$77,107	$61,717
Income tax expense	18,851	12,735	47,295	39,179
Interest expense	2,485	2,484	7,419	7,433
Amortization and depreciation	29,244	25,644	80,824	73,788
Provision for credit losses	283	94	166	576
Net write-offs	(2,567)	—	(2,567)	(808)
Stock compensation expense	5,270	3,635	12,784	10,897
Gains attributable to mortgage servicing rights (1)	(48,229)	(33,816)	(127,724)	(97,491)
Unrealized (gains) losses from CMBS Program mortgage banking activities	1,262	—	430	—
Adjusted EBITDA	$36,227	$31,027	$95,734	$95,291

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

ADJUSTED EBITDA

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Origination fees	$53,663	$36,994	$16,669	45%
Servicing fees	37,134	29,328	7,806	27%
Net warehouse interest income	5,614	6,860	(1,246)	(18)%
Escrow earnings and other interest income	2,630	1,166	1,464	126%
Other	8,545	12,162	(3,617)	(30)%
Personnel	(59,107)	(45,693)	(13,414)	29%
Net write-offs	(2,567)	—	(2,567)	N/A
Other operating expenses	(9,685)	(9,790)	105	(1)%
Adjusted EBITDA	$36,227	$31,027	$5,200	17%

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Origination fees	$122,112	$115,989	$6,123	5%
Servicing fees	101,554	84,227	17,327	21%
Net warehouse interest income	15,925	17,824	(1,899)	(11)%
Escrow earnings and other interest income	6,225	3,123	3,102	99%
Other	23,577	27,581	(4,004)	(15)%
Personnel	(141,581)	(124,469)	(17,112)	14%
Net write-offs	(2,567)	(808)	(1,759)	218%
Other operating expenses	(29,511)	(28,176)	(1,335)	5%
Adjusted EBITDA	$95,734	$95,291	$443	0%

See the table above for the components of the change in adjusted EBITDA period over period. For the three months ended September 30, 2016, the increase in origination fees was largely related to the increase in the volumes of Fannie Mae and HUD loans originated period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations and the purchase of mortgage servicing rights in Q2 2016. Other revenues decreased due to a decrease in assumption fee income and prepayment fee income. The increase in personnel expense was primarily due to increased commission costs due to the increase in origination fees and increased salaries expense due to a rise in headcount. Net write-offs increased as we settled with Fannie Mae the losses on three previously defaulted loans during the three months ended September 30, 2016 compared to none during the three months ended September 30, 2015.

For the nine months ended September 30, 2016, the increase in origination fees was largely related to the increase in the volumes of Fannie Mae and HUD loans originated period over period, partially offset by a decrease in the volume Freddie Mac loans originated period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations and the purchase of mortgage servicing rights in Q2 2016. Escrow earnings and other interest income increased as a result of increases to both the average escrow balance and the escrow earnings rate. Other revenues decreased due to decreases in assumption fee income and prepayment fee income, partially offset by an increase in investment sales brokerage fees. The increase in personnel expense was primarily due to increased commission costs due to the increase in origination fees and increased salaries expense due to a rise in headcount.

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

Cash Flow from Investing Activities

Our cash flows from investing activities consist primarily of the funding and repayment of loans held for investment. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2016 and 2015.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	Nine Months Ended September 30,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Net cash provided by (used in) operating activities	$1,265,912	$9,219	$1,256,693	13,632%
Net cash provided by (used in) investing activities	(76,722)	(136,078)	59,356	(44)%
Net cash provided by (used in) financing activities	(1,242,291)	73,668	(1,315,959)	(1,786)%
Cash and cash equivalents at end of period	83,887	60,163	23,724	39%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$1,238,428	$(29,890)	$1,268,318	(4,243)%
Net cash provided by (used in) operating activities, excluding loan origination activity	27,484	39,109	(11,625)	(30)%

Cash flows from investing activities
Acquisitions, net of cash received	$—	$(12,767)	$12,767	(100)%
Purchase of mortgage servicing rights	(42,705)	—	(42,705)	N/A

Originations of loans held for investment	$(218,958)	$(144,950)	$(74,008)	51%
Principal collected on loans held for investment	187,820	22,920	164,900	719%
Net payoff of (investment in) loans held for investment	$(31,138)	$(122,030)	$90,892	(74)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(1,239,677)	$28,976	$(1,268,653)	(4,378)%
Borrowings of interim warehouse notes payable	148,478	110,829	37,649	34%
Repayments of interim warehouse notes payable	(138,898)	(17,190)	(121,708)	708%
Repurchase of common stock	(12,374)	(50,062)	37,688	(75)%

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations for the nine months ended September 30, 2016 is primarily attributable to the net receipt of $1.2 billion for the funding of loan originations, net of sales of loans to third parties during the nine months ended September 30, 2016 compared to the net use of $29.9 million for the funding of loan originations, net of sales to third parties during the nine months ended September 30, 2015. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $27.5 million during 2016 compared to $39.1 million during 2015. The significant components of the change included a greater reduction to net income related to gains attributable to future servicing rights of $30.2 million during  2016 compared to 2015 and a greater reduction to net income related to the change in the fair value of premiums and origination fees of $20.4 million, partially offset by an increase of $15.0 million in net income before noncontrolling interests, an increase of $7.0 million in the adjustment to net income for amortization and depreciation, and a $15.4 million increase in cash received from performance deposits from borrowers.

The reduction in cash provided by (used in) investing activities is primarily attributable to a reduction in the net investment in loans held for investment and in net cash used for acquisitions, partially offset by an increase in the cash used for the purchase of mortgage servicing rights. Net investment in loans held for investment during the nine months ended September 30, 2016 was $31.1 million compared to net investment of $122.0 million during the nine months ended September 30, 2015. Of the $31.1 million of the net investment in loans held for investment during 2016, $9.6 million was funded using interim warehouse borrowings, with the other $21.5 million funded using corporate cash. Of the $122.0 million of the net investment in loans held for investment during 2015, $93.6 million was funded using interim warehouse borrowings, with the remaining $28.4 million funded using corporate cash. Net cash paid for acquisitions decreased by $12.8 million as the Company did not execute any acquisitions during the nine months ended September 30, 2016. Net cash paid to purchase mortgage servicing rights increased $42.7 million as the purchase of mortgage servicing rights was a transaction unique to 2016.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period and an increase in repayments of interim warehouse notes payable, partially offset by a decrease in borrowings of interim warehouse notes payable and a decrease in cash used to repurchase and retire shares of our common stock. The substantial net repayment of warehouse borrowings during the nine months ended September 30, 2016 was due to a significant decrease in the unpaid principal balance of loans held for sale from December 31, 2015 to September 30, 2016. During the nine months ended September 30, 2015, the unpaid principal balance of loans held for sale increased slightly from their December 31, 2014 balance. The change in net borrowings of interim warehouse notes payable was principally due to an increase in payoffs of loans held for investment, partially offset by an increase in originations of loans held for investment year over year. During 2015, our repurchases of common stock included a single transaction of a large block of our shares of common stock from our largest stockholder at the time. Our share repurchases during 2016 have been in multiple transactions of smaller size.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of (i) short-term liquidity necessary to fund loans held for sale; (ii) liquidity necessary to fund loans held for investment under the Interim Program; (iii) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent, advances on insurance and tax payments if the escrow funds are insufficient, and payments for income taxes; and (iv) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of September 30, 2016. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2016, the minimum net worth requirement was $124.5 million and our net worth was $579.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2016, we were required to maintain at least $24.1 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2016, we had operational liquidity of $94.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. As of September 30, 2016, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $15.5 million of which has been funded. We expect to fund the unfunded commitment amounts over the next 12 to 18 months. We may make additional commitments to fund preferred equity investments in the future.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million and invested $72.5 million of cash in acquisitions and the purchase of mortgage servicing rights. During the first quarter of 2016, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock over a 12-month period ending February 9, 2017. We have repurchased 0.4 million shares of our stock under this program for an aggregate cost of $9.2 million during 2016. Additionally, we may execute additional acquisitions if the economics of such acquisitions are favorable.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of September 30, 2016, we held substantially all of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $78.4 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2016 collateral requirements as outlined above. As of September 30, 2016, reserve requirements for the DUS loan portfolio will require us to fund $52.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2016.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of September 30, 2016.

	September 30, 2016
(dollars in thousands)	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Agency warehouse facility #1	$425,000	$202,070	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	452,182	30-day LIBOR plus 1.40%
Agency warehouse facility #3	680,000	270,493	30-day LIBOR plus 1.35%
Agency warehouse facility #4	250,000	115,628	30-day LIBOR plus 1.40%
Agency warehouse facility #5	30,000	14,551	30-day LIBOR plus 1.80%
Fannie Mae repurchase agreement, uncommitted line and open maturity	1,000,000	192,395	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,035,000	$1,247,319

CMBS warehouse facility #1	$100,000	$9,750	30-day LIBOR plus 2.25%
CMBS warehouse facility #2	100,000	2,094	30-day LIBOR plus 2.75%
Total CMBS warehouse facilities	$200,000	$11,844

Interim warehouse facility #1	$85,000	$36,916	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	109,686	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	36,005	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$182,607
Total warehouse facilities	$3,595,000	$1,441,770

Agency Warehouse Facilities

At September 30, 2016, to provide financing to borrowers under the GSE and HUD programs, we have five warehouse lines of credit in the amount of $2.0 billion with certain national banks and a $1.0 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Four of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), one we expect to renew every 18 months, and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under a GSE or HUD execution depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points. During the fourth quarter of 2016, we executed the 12th amendment to the credit and security agreement that extended the maturity date to October 30, 2017. No other material modifications have been made to the agreement during 2016.

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

Agency Warehouse Facility #3:

We have a $680.0 million committed warehouse credit and security agreement with a national bank. The total commitment amount of $680.0 million as of September 30, 2016 consists of a base committed amount of $280.0 million and temporary increases of $400.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 135 basis points. During the second quarter of 2016, we executed the fourth amendment to the credit and security agreement that increased the committed amount to $280.0 million, decreased the interest rate to 30-day LIBOR plus 135 basis points, and extended the maturity date to April 30, 2017. Additionally, during the second and third quarters of 2016, the Company executed the fifth and sixth amendments to the credit and security agreement that provide temporary increases totaling $400.0 million to the maximum borrowing capacity that expire in January 2017, at which time the maximum borrowing capacity will return to $280.0 million. No other material modifications have been made to the agreement during 2016.

Agency Warehouse Facility #4:

We have a $250.0 million committed warehouse agreement with a national bank.  The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. During the fourth quarter of 2016, we executed the second amendment to the warehouse loan and security agreement that provides a $100.0 million permanent increase to the maximum borrowing capacity and extends the maturity date of the facility to October 27, 2017.  No other material modifications have been made to the agreement during 2016.

Agency Warehouse Facility #5:

During the third quarter of 2016, we executed a warehousing credit and security agreement to establish Agency Warehouse Facility #5. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $30.0 million and is scheduled to mature in January 2018. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points.

Uncommitted Agency Warehouse Facility:

We have a $1.0 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR plus 115 basis points, with a minimum 30-day LIBOR rate of 35 basis points. There is no expiration date for this facility. During the third quarter of 2016, Fannie Mae increased the maximum borrowing capacity to $1.0 billion.

CMBS Warehouse Facilities

In support of the CMBS Program, the Company has two warehouse lines of credit in the amount of $0.2 billion with certain large national financial institutions as of September 30, 2016 (the “CMBS Warehouse Facilities”). Consistent with industry practice, these facilities are revolving commitments that we expect to be able to renew annually. Our ability to originate mortgage loans intended to be sold under a CMBS execution largely depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

CMBS Warehouse Facility #1:

We had a $100.0 million repurchase agreement that matured on October 31, 2016 according to its terms, and we determined not to renew the facility.

CMBS Warehouse Facility #2:

During the second quarter of 2016, we executed a repurchase agreement to establish CMBS Warehouse Facility #2. The new warehouse facility has a maximum borrowing capacity of $100.0 million and matures in one year. The agreement provides us with the ability to fund first mortgage loans on various real estate property types for a short-term period, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 275 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement mirror the underlying mortgage loan, with each advance repaid upon sale of the underlying mortgage loan. No material modifications have been made to the agreement during 2016.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.4 billion as of September 30, 2016 (“Interim Warehouse Facilities”).  Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. Similarly, the CMBS agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other CMBS debt agreements could also declare a default. We were in compliance with all covenants as of September 30, 2016.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of September 30, 2016.

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

As of September 30, 2016, the outstanding principal balance of the Term Loan was $167.6 million.

The Term Loan and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of September 30, 2016, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following tables set forth certain information useful in evaluating our credit performance.

	September 30,
(dollars in thousands)	2016	2015
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$19,411,757	$16,299,292
Fannie Mae Modified Risk	5,784,275	4,952,776
Freddie Mac Modified Risk	53,377	53,514
GNMA - HUD Full Risk	4,470	4,621
Total risk-sharing servicing portfolio	$25,253,879	$21,310,203

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$679,652	$916,842
Freddie Mac No Risk	19,649,100	16,106,208
GNMA - HUD No Risk	9,250,360	5,619,519
Brokered	3,552,542	3,158,109
CMBS	471,948	336,332
Total non risk-sharing servicing portfolio	$33,603,602	$26,137,010

Total loans serviced for others	$58,857,481	$47,447,213

Interim loans (full risk) servicing portfolio	264,508	347,348

Total servicing portfolio unpaid principal balance	$59,121,989	$47,794,561

At risk servicing portfolio (1)	$22,384,966	$18,780,017
Maximum exposure to at risk portfolio (2)	4,602,118	3,890,344
60+ day delinquencies, within at risk portfolio	—	—
At risk loan balances associated with allowance for risk-sharing obligations	$—	$16,884

60+ day delinquencies as a percentage of the at risk portfolio	0.00%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02%	0.02%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	N/A	19.57%
Allowance for risk-sharing as a percentage of maximum exposure	0.07%	0.08%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.75%	0.80%

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

As of September 30, 2016 and 2015, none of our at risk balances was more than 60 days delinquent. For the nine months ended September 30, 2016, the provision for risk-sharing obligations was $0.5 million, or less than one basis point of the at risk balance, compared to $0.2 million, or less than one basis point of the at risk balance, for the nine months ended September 30, 2015. During the third quarter of 2016, we settled with Fannie Mae the loss sharing amounts related to the last three remaining previously defaulted at risk loans. As a result of these loss settlements, the Allowance for Risk-sharing Obligations as of September 30, 2016 is based entirely on our collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2016.

As of September 30, 2016 and 2015, our allowance for risk-sharing obligations was $3.4 million and $3.3 million, respectively, or 2 basis points of the at risk balance as of September 30, 2016 and 2015. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of September 30, 2016, we had advanced $0 of principal and interest payments on the loans associated with our $3.4 million allowance. Accordingly, if the $3.4 million in estimated losses is ultimately realized, we would be required to fund an additional $3.4 million. As of September 30, 2015, we had advanced $0.1 million of principal and interest payments on the loans associated with our $3.3 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

See Note 2 to the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a table that presents the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact the Company but have not yet been adopted by the Company. Although we do not believe any of the accounting pronouncements listed in that table will have a significant impact on our business activities or compliance with our debt covenants, we are still in the process of determining the impact some of the new pronouncements may have on our financial results and operating activities.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2016 and 2015 was 53 basis points and 19 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $16.7 million based on our escrow balance as of September 30, 2016 compared to $11.8 million based on our escrow balance as of September 30, 2015. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $8.4 million based on the escrow balance as of September 30, 2016 compared to $2.3 million based on our escrow balance as of September 30, 2015. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100-basis point increase in 30-day LIBOR would decrease our annual net warehouse interest income by approximately $6.7 million based on our outstanding warehouse balance as of September 30, 2016 compared to $6.7 million based on our outstanding warehouse balance as of September 30, 2015. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $3.5 million based on our outstanding warehouse balance as of September 30, 2016 compared to $1.3 million as of September 30, 2015.

All of our corporate debt is based on 30-day LIBOR, with a floor of 100 basis points. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $0.9 million based on our outstanding corporate debt as of September 30, 2016, compared to $0.3 million as of September 30, 2015. A decrease in 30-day LIBOR to zero would not have an impact on our 2016 or 2015 annual earnings because of the LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $19.4 million as of September 30, 2016, compared to $16.7 million as of September 30, 2015. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of September 30, 2016, 87% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 86% as of September 30, 2015; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

In general, CMBS are priced based on a spread to Treasury or interest rate swaps. We generally benefit if credit spreads narrow during the time that we hold a mortgage loan intended to be sold under a CMBS execution. Conversely, we may experience losses if credit spreads widen during the time that we hold such loans. We actively monitor our exposure to changes in credit spreads. During the first quarter of 2016, we held synthetic credit default swap index contracts to moderate our exposure against losses associated with a widening of credit spreads. During the second and third quarters of 2016, we did not hedge our exposure to credit spread risk as it is currently not a material risk to us due to the immaterial balance of loans held for sale that are intended to be sold under a CMBS execution.

A 100-point increase in credit spreads would result in a $1.6 million reduction in the fair value of our loans held for sale intended to be sold under a CMBS execution, with a corresponding reduction in Gains from mortgage banking activities, based on the September 30, 2016 balance of loans held for sale intended to be sold under a CMBS execution. A 100-point decrease in credit spreads would result in a $1.7 million increase in the fair value of our loans held for sale intended to be sold under a CMBS execution, with a corresponding increase in Gains from mortgage banking activities, based on the September 30, 2016 balance of loans held for sale intended to be sold under a CMBS execution. There were no loans held for sale intended to be sold under a CMBS execution as of September 30, 2015.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be party to various claims and litigation, none of which we believe is material. We cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties and other costs, and our reputation and business may be impacted. Our management believes that any liability that could be imposed on us in connection with the disposition of any pending lawsuits would not have a material adverse effect on our business, results of operations, liquidity, or financial condition.

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2015 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the 2015 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2016, we purchased 17 thousand shares to satisfy grantee tax withholding obligations. Additionally, we announced a share repurchase program in the first quarter of 2016. The repurchase program authorized by our Board of Directors permits us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ending February 9, 2017. The Company had $65.8 million of authorized share repurchase capacity remaining as of September 30, 2016. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2016:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2016	17,327	$22.77	—	$65,840,546
August 1-31, 2016	—	—	—	65,840,546
September 1-30, 2016	—	—	—	65,840,546
Total	17,327	$22.77	—	$65,840,546

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

Date: November 2, 2016	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 2, 2016	By:	/s/ Stephen P. Theobald
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