Form 10-K
period 2016-12-31
Walker & Dunlop, Inc.
filed 2017-02-24
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐



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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $541.1 million as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2016). The Registrant has no non-voting common equity.

As of January 31, 2017, there were 30,816,755 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2017 are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward looking:

•

the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their origination capacities, and their impact on our business;

•	changes to the interest rate environment and its impact on our business;
•	our growth strategy;
•	our projected financial condition, liquidity, and results of operations;
•	our ability to obtain and maintain warehouse and other loan-funding arrangements;
•	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
•	degree and nature of our competition;
•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
•	our ability to comply with the laws, rules, and regulations applicable to us;
•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets, or the general economy;
•	general volatility of the capital markets and the market price of our common stock; and
•	our commitment to make preferred equity investments as part of our overall growth strategy.

While forward-looking statements reflect our good-faith projections, assumptions, and expectations, they are not guarantees of future results. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by applicable law. For a further discussion of these and other factors that could cause future results to differ materially from those expressed or contemplated in any forward-looking statements, see “Risk Factors.”

Item 1. Business

General

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We have been in business for more than 79 years; a Fannie Mae Delegated Underwriting and Servicing (“DUS” ™) lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans (“Freddie Mac seller/servicer”) since 2009.

We originate, sell, and service a range of multifamily and other commercial real estate loans and broker sales of multifamily properties. Our clients are owners and developers of multifamily properties and other commercial real estate across the country. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac seller/servicer in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities (“CMBS”) issuers, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also originate and hold interim loans on our balance sheet and offer investment sales brokerage services that are focused primarily in the southeastern United States.

Walker & Dunlop, Inc. is a holding company, and we conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

Our Product and Service Offerings

We originate, sell, and service a range of multifamily and other commercial real estate financing products, including Multifamily Finance, FHA Finance, Capital Markets, and Proprietary Capital. Our clients are developers and owners of real estate across the United States. We focus primarily on multifamily properties and offer a range of commercial real estate finance products to our customers, including first mortgage loans, second trust loans, supplemental financings, construction loans, mezzanine loans, and bridge/interim loans. We originate and sell loans under the programs of the Agencies and originate and hold loans through our own proprietary interim lending platform. We retain servicing rights and asset management responsibilities on substantially all loans completed under the Agencies’ programs and some of the loans that we place with institutional investors. Our long-established relationships with Fannie Mae, Freddie Mac, HUD, and institutional investors enable us to offer this broad range of loan products and services. We provide investment sales brokerage services to owners and developers of multifamily properties. Each of our product offerings is designed to maximize our ability to meet client needs, source capital, and grow our commercial real estate finance business.

The sale of each loan through the Agencies’ programs is negotiated prior to rate locking the loan with the borrower. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the loan amount at origination. In addition to our risk-sharing obligations, we may be obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. We have never been required to repurchase a loan. We have established a strong credit culture over decades of originating loans and are committed to disciplined risk management from the initial underwriting stage through loan payoff.

Multifamily Finance

We are one of 25 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing, affordable housing, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations.” Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. We are contracted by Fannie Mae to service and asset-manage all loans that we originate under the Fannie Mae DUS program.

We are one of 22 lenders approved as a Freddie Mac seller/servicer where we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable housing, and seniors housing loans that satisfy Freddie Mac's underwriting and other eligibility requirements. Under Freddie Mac’s program, we submit our completed loan underwriting package to Freddie Mac and obtain its commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We very rarely have any risk-sharing arrangements on loans we sell to Freddie Mac under its program. We are contracted by Freddie Mac to service and asset-manage all loans that we originate under its program.

On September 4, 2012, we closed the acquisition of CWCapital LLC (“CWCapital”), a wholly owned subsidiary of CW Financial Services LLC (“CW FS”), at which time the total consideration transferred was valued at approximately $231.1 million, consisting of $80.0 million in cash and approximately 11.6 million shares of our common stock with a fair value of $151.1 million issued in a private placement to CW FS (the “CW Acquisition”). Upon closing of the CW Acquisition, CWCapital became an indirect wholly owned subsidiary of the Company and was renamed Walker & Dunlop Capital, LLC. The CW Acquisition increased our servicing portfolio by $14.5 billion and significantly increased our origination capacity and national presence, particularly for our multifamily and FHA finance products.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers in acquiring and repositioning properties. The terms of such investments are negotiated with each investment.

FHA Finance

As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing, and healthcare facilities. We submit our completed loan underwriting package to HUD and obtain HUD's approval to originate the loan. We service and asset-manage all loans originated through HUD’s various programs.

HUD-insured loans are typically placed in single loan pools which back Ginnie Mae securities. Ginnie Mae is a United States government corporation in the United States Department of Housing and Urban Development. Ginnie Mae securities are backed by the full faith and credit of the United States, and we very rarely bear any risk of loss on Ginnie Mae securities. In the event of a default on a HUD-insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan, and Ginnie Mae will reimburse the remaining losses. We are obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae security holders until the Ginnie Mae security is fully paid.

Capital Markets

We serve as an intermediary in the placement of commercial real estate debt between institutional sources of capital, such as life insurance companies, investment banks, commercial banks, pension funds, CMBS issuers, and other institutional investors, and owners of all types of commercial real estate. A client seeking to finance or refinance a property will seek our assistance in developing different alternatives and soliciting interest from various sources of capital. We often advise on capital structure, develop the financing package, facilitate negotiations between our client and institutional sources of capital, coordinate due diligence, and assist in closing the transaction. In these instances, we act as a loan broker and do not underwrite or originate the loan and do not retain any interest in the loan. We service some of these loans.

Over the past three years, the Company has invested approximately $45.0 million to acquire certain assets and assume certain liabilities of three capital markets brokerage companies. These acquisitions have expanded our network of loan originators and provided further diversification to our origination platform.

Proprietary Capital

The Proprietary Capital products we currently offer or have offered recently using our own capital include:

Interim Loans

We offer interim loans that provide floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite all loans originated through the Interim Program and assume the full risk of loss on the loans while they are outstanding.  In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on our balance sheet during such time that they are outstanding.

CMBS

Through the third quarter of 2016, we offered CMBS executions through our own proprietary CMBS platform (the “CMBS Program”). We terminated the CMBS Program in the fourth quarter of 2016. Prior to 2016, the CMBS Program was managed through a partnership with another entity in which we owned less than 50%. At the beginning of the first quarter of 2016, our partner exited the CMBS Program, and we assumed full ownership. We consolidated the operations of the CMBS Program in our financial statements during 2016 and accounted for our investment in the partnership under the equity method of accounting prior to 2016. We underwrote all loans originated through the CMBS Program and financed these loans using a combination of our own cash and, prior to 2016, the cash contributed by our partner, and warehouse financing facilities until they were sold to third-party securitization conduits. We did not retain any credit risk once the loans were sold but may be obligated to repurchase loans sold into a securitization if certain representations and warranties provided in connection with such loans are breached. Neither we nor the partnership has ever been required to repurchase a loan.

Investment Sales Brokerage Services

During the second quarter of 2015, we completed our purchase of 75% of certain assets and the assumption of certain liabilities of Engler Financial Group, LLC (“EFG”) for an agreed-upon price of $13.0 million payable in $11.1 million cash and $1.9 million of our common stock issued in a private placement (the “EFG Acquisition”). The net assets purchased from EFG were contributed to a newly formed subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”), through which we conduct our investment sales operations. The acquisition allowed us to begin offering investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. We seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and the experience of our transaction professionals. Our investment sales brokerage services are offered primarily in the southeastern United States. We have added several investment sales brokerage teams since the acquisition and continue to seek to add other investment sales brokers, with the goal of expanding these brokerage services nationally.

We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Consolidated Balance Sheets and Net income from noncontrolling interests in the Consolidated Statements of Income.

Direct Loan Originators and Correspondent Network

We originate loans directly through loan originators operating out of 28 offices nationwide. At December 31, 2016, we employed 125 loan originators and investment sales brokers. These individuals have deep knowledge of the commercial real estate lending business and bring with them extensive relationships with some of the largest property owners in the country. They have a thorough understanding of the financial needs and objectives of borrowers, the geographic markets in which they operate, market conditions specific to different types of commercial properties, and how to structure a loan product to meet their borrowers’ needs. These loan originators collect and analyze financial and property information, assist the borrower in submitting information required to complete a loan application and, ultimately, help the borrower close the loan. Our loan originators are paid a salary and commissions based on the fees associated with the loans that they originate.

In addition to our group of loan originators, at December 31, 2016, we had correspondent agreements with 24 independently owned mortgage banking companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s), and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan.

Underwriting and Risk Management

We use several tools to manage our Fannie Mae risk-sharing exposure. These tools include an underwriting and approval process that is independent of the loan originator; evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals; limiting our geographic, borrower, and key principal exposures; and using modified risk-sharing under the Fannie Mae DUS program. Similar tools are used to manage our exposure to credit loss on loans originated under the Interim Program.

Our underwriting process begins with a review of suitability for our investors and a detailed review of the borrower, key principal(s), and the property. We review a borrower's financial statements for minimum net worth and liquidity requirements, as well as obtaining credit and criminal background checks. We also review a borrower's and key principal(s)’s operating track record, including evaluating the performance of other properties owned by the applicable borrower and key principal(s). We also consider the borrower's and key principal(s)’s bankruptcy and foreclosure history. We believe that lending to a borrower and key principal(s) with a proven track record as an operator mitigates our credit risk.

We review the fundamental value and credit profile of the underlying property, including an analysis of regional economic trends, appraisals of the property, site visits, and reviews of historical and prospective financials. Third-party vendors are engaged for appraisals, engineering reports, environmental reports, flood certification reports, zoning reports, and credit reports. We utilize a list of approved third-party vendors for these reports. Each report is reviewed by our underwriting team for accuracy, quality, and comprehensiveness. All third-party vendors are reviewed periodically for the quality of their work and are removed from our list of approved vendors if the quality or timeliness of the reports is below our standards. This is particularly true for engineering and environmental reports on which we rely to make decisions regarding ongoing replacement reserves and environmental matters.

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

Servicing and Asset Management

We service nearly all loans we originate for the Agencies and our proprietary capital products and some of the loans we broker for institutional investors, primarily life insurance companies. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans. We are currently a rated primary servicer with Fitch Ratings. Our servicing function includes loan servicing and asset management activities, performing or overseeing the following activities:

•	carrying out all cashiering functions relating to the loan, including providing monthly billing statements to the borrower and collecting and applying payments on the loan;
•	administering reserve and escrow funds for repairs, tenant improvements, taxes, and insurance;
•	obtaining and analyzing financial statements of the borrower and performing periodic property inspections;
•	preparing and providing periodic reports and remittances to the GSEs, investors, master servicers, or other designated persons;
•	administering lien filings; and
•	performing other tasks and obligations that are delegated to us.

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

Under the HUD program, we are obligated to advance tax and insurance escrow amounts and principal and interest payments on the Ginnie Mae securities until the Ginnie Mae security is fully paid. In the event of a default on a HUD-insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse substantially all of the remaining losses. In cases where we elect to not assign the loan to HUD, we attempt to mitigate losses to HUD by assisting the borrower to obtain a modification to the loan that will improve the borrower’s likelihood of future performance.

Our Growth Strategy

We believe we are positioned to continue growing and diversifying our business by taking advantage of opportunities in the commercial real estate finance and services market.

We seek to profitably grow and diversify our business by focusing on the following areas:

•

Remain a Top Five Lender in Fannie Mae and Freddie Mac Executions.  We intend to further grow our Agency loan originations with the goal of increasing our market share with the GSEs and becoming a top five lender of HUD products. For 2016, we ranked as the second largest Fannie Mae DUS lender, and we ranked as the third largest Freddie Mac seller/servicer. Additionally, we were a top ten lender with HUD in 2016. At December 31, 2016, our origination platform had approximately 54 loan originators focused on selling Agency products, supplemented by 24 independently owned mortgage banking companies with whom we have correspondent relationships. We believe that we will have significant opportunities to continue broadening our Agency loan origination networks in order to maintain or grow our market share. This expansion may include organic growth, recruitment of talented origination professionals, and potentially acquisitions of competitors with strong origination capabilities.

•

Continue to Expand our Capital Markets Business. At December 31, 2016, we had 61 loan originators in 15 offices focused on capital markets transactions across the United States. Over the past three years, we have added 60 new loan originators to our Capital Markets team through recruiting and the acquisition of the loan origination platforms of three companies. We intend to continue growing our Capital Markets team to strengthen our market position and borrower relationships and to grow our market share. Continued growth of our Capital Markets group will provide greater exposure to the overall commercial real estate market, expose us to new correspondent relationships, and provide us with institutional access to deal flow supporting our Proprietary Capital solutions. In addition, many of our Capital Markets loan originators also originate loans through the Agencies’ programs, assisting our growth objectives with the Agencies.

•

Continue to Develop Proprietary Sources of Capital and Expand Our Product Offerings.  Since our initial public offering, we have expanded our product offerings to include bridge financing for transitional properties and multifamily investment sales. We anticipate raising more third-party capital, which will allow us to offer additional commercial real estate loan products and services to our clients as their financial needs evolve. We believe that we have the structuring, underwriting, servicing, credit, and asset management expertise to offer these additional commercial real estate loan products and services; and we believe that cash on hand, together with third-party financing sources, will allow us to meet client demand for additional products that are within our areas of expertise, including multifamily and other lending for our balance sheet or for our partnerships.

Competition

We compete in the commercial real estate services industry. We are one of 25 approved lenders that participate in Fannie Mae’s DUS program and one of 22 lenders approved as a Freddie Mac seller/servicer. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, CMBS conduits, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A., CBRE Group, Inc., Jones Lang LaSalle Incorporated, Marcus & Millichap, Inc., HFF, Inc., Eastdil Secured (a subsidiary of Wells Fargo, N.A.), PNC Real Estate, Northmarq Capital, LLC, Berkeley Point Capital, and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending relationships with the bank.

We compete on the basis of quality of service, relationships, loan structure, terms, pricing, and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, commercial real estate, loan product expertise, and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on these factors. Our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers, and key loan correspondents, and remain competitive in pricing. In addition, future changes in laws, regulations, Agency program requirements, and consolidation in the commercial real estate finance market could lead to the entry of more competitors.

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

Federal and State Regulation of Commercial Real Estate Lending Activities

Our multifamily and commercial real estate lending, servicing and asset management businesses are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the United States. In addition, these businesses may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities, regulate conduct with borrowers, establish maximum interest rates, finance charges, and other charges and require disclosures to borrowers. Although most states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies.  Some states also require licensing of lenders, loan brokers, and loan servicers and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control, the

Employee Retirement Income Security Act of 1974, as amended, which we refer to as “ERISA,” and federal and state securities laws and regulations.

Requirements of the Agencies

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

Employees

At December 31, 2016, we employed 550 full-time employees. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees is represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good. For example, in 2016, we were ranked one of the best workplaces in the United States in Fortune’s Great Place to Work® 2016 Best Small & Medium Workplaces list. This is the fourth time in five years that we have received this recognition.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

Item 1A. Risk Factors.

Investing in our common stock involves risks. You should carefully consider the following risk factors, together with all the other information contained in this Annual Report on Form 10-K, before making an investment decision to purchase our common stock. The realization of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations, and the market price and liquidity of our common stock, which could cause you to lose all or a significant part of your investment in our common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Forward-Looking Statements.”

Risks Relating to Our Business

The loss of or changes in our relationships with the Agencies and institutional investors would adversely affect our ability to originate commercial real estate loans through the Agencies’ programs, which would materially and adversely affect us.

Currently, we originate a significant percentage of our loans for sale through the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationwide, a Freddie Mac seller/servicer in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable Agency at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular Agency, which would materially and adversely affect us. It could also result in a loss of similar approvals from the Agencies.

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

Housing Finance Reform

Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. However, no meaningful reform has taken place. It is unclear at this time what the Trump Administration’s goals are with respect to the future state of the GSEs.

Regulatory Reform

As the primary regulator of the GSEs, the FHFA has taken a number of steps during conservatorship to restrict the GSEs’ multifamily business activities.  Specifically and most significantly, since 2013, the FHFA has limited the amount of new multifamily loans that may be purchased annually by the GSEs.  In November 2016, the FHFA announced that the GSE’s 2017 multifamily loan purchases would be capped at $36.5 billion for each GSE, with exceptions for loans in “affordable” and underserved market segments.

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

We expect Congress will continue to consider housing finance reform in the future, including conducting hearings and considering legislation that would alter the housing finance system, including the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. As a result, significant uncertainty regarding the future of the GSEs remains.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan. We have modified our risk-sharing obligations on some Fannie Mae DUS loans to reduce our potential loss exposure on those loans. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2016, we had pledged securities of $80.5 million as collateral against future losses under $24.1 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our "at risk balance." Fannie Mae collateral requirements may change in the future. As of December 31, 2016, our allowance for risk-sharing as a percentage of the at risk balance was 0.02%, or $3.6 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. Additionally, we have a guaranty obligation of $32.3 million as of December 31, 2016. The guaranty obligation and the allowance for risk-sharing obligations as a percentage of the at risk balance was 0.7% as of December 31, 2016. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2016, there were no loans in our at risk servicing portfolio that were 60+ days delinquent. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

The number of delinquent and/or defaulted loans could increase, which could have a material adverse effect on us.

As a loan servicer, we maintain the primary contact with the borrower throughout the life of the loan and are responsible, pursuant to our servicing agreements with the Agencies and institutional investors, for asset management. We are also responsible, together with the applicable Agency or institutional investor, for taking actions to mitigate losses. Our asset management process may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can recommend a loss mitigation strategy for the Agencies, decisions regarding loss mitigation are within the control of the Agencies. Previous turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans become delinquent, we incur additional expenses in servicing and asset managing the loan and are typically required to advance principal and interest payments and tax and insurance escrow amounts. We also could be subject to a loss of our contractual servicing fee and we could suffer losses of up to 20% (or more for loans that do not meet specific underwriting criteria or default within 12 months) of the unpaid principal balance of a Fannie Mae DUS loan with full risk-sharing. These items could have a negative impact on our cash flows and a negative effect on the net carrying value of the mortgage servicing right (MSR) on our balance sheet and could result in a charge to our earnings. Because of the foregoing, a rise in delinquencies could have a material adverse effect on us.

A reduction in the prices paid for our loans and services or an increase in loan or security interest rates required by investors could materially and adversely affect our results of operations and liquidity.

Our results of operations and liquidity could be materially and adversely affected if the Agencies or institutional investors lower the price they are willing to pay to us for our loans or services or adversely change the material terms of their loan purchases or service arrangements with us. Multiple factors determine the price we receive for our loans. With respect to Fannie Mae related originations, our loans are generally sold as Fannie Mae-insured securities to third-party investors. With respect to HUD related originations, our loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

We sell loans directly to Freddie Mac. Freddie Mac may choose to hold, sell or later securitize such loans. We believe terms set by Freddie Mac are influenced by similar market factors as those that impact the price of Fannie Mae–insured or Ginnie Mae securities, although the pricing process differs. With respect to loans that are placed with institutional investors, the origination fees that we receive from borrowers are determined through negotiations, competition, and other market conditions.

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

A significant portion of our revenue is derived from loan servicing fees, and declines in or terminations of servicing engagements or breaches of servicing agreements, including from non-performance by third parties that we engage for back-office loan servicing functions, could have a material adverse effect on us.

We expect that loan servicing fees will continue to constitute a significant portion of our revenues for the foreseeable future. Nearly all of these fees are derived from loans that we originate and sell through the Agencies’ programs or place with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. In addition, we have contracted with a third party to perform certain routine back-office aspects of loan servicing. If we or this third party fails to perform, or we breach or the third-party causes us to breach our servicing obligations to the Agencies or institutional investors, our servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially and adversely affect us.

If one or more of our warehouse facilities, on which we are highly dependent, are terminated, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.

We require a significant amount of short-term funding capacity for loans we originate. As of December 31, 2016, we had $2.1 billion of committed loan funding available through five commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Consistent with industry practice, five of our existing warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate.  There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

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

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by us in connection with the sale of loans through the programs of the Agencies or CMBS securitizations, any of which could have a material adverse effect on us.

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

We must make certain representations and warranties concerning each loan originated by us for the Agencies’ programs or through CMBS securitizations. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide the following, among other, representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the Agencies and certain laws and regulations; the underlying mortgage represents a valid lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. We are permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy.

In the event of a breach of any representation or warranty concerning a loan, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from us, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The Agencies or CMBS investors could require us to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited. Our ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. There can be no assurance that we, our employees or third parties will not make mistakes that would subject us to repurchase or indemnification obligations. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on us.

Under our interim loan program, we originate loans that are held on our balance sheet. Balance sheet lending may increase our risk of loss, and because we are not as experienced with such loan products, we may not be successful or profitable in offering such products. We expect to offer additional new loan products to meet evolving borrower demand, including new types of loans that we originate and hold on our balance sheet.

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

In the future, we expect to offer new loan products to meet evolving borrower demands, including loans that we originate and hold on our balance sheet. We may initiate new loan product and service offerings or acquire them through acquisitions of operating businesses. Because we may not be as experienced with new loan products or services, we may require additional time and resources for offering and managing such products and services effectively or may be unsuccessful in offering such new products and services at a profit.

We have committed to make preferred equity investments that involve a greater risk of loss than our traditional real estate lending activities.

We have committed to make preferred equity investments in entities owning real estate. Such investments are subordinate to debt financing and are not secured by real estate. If the issuer of the preferred equity defaults on our investment, in most instances we would only be able to proceed against the entity that issued the equity in accordance with the terms of the investment, and not any property owned by the entity. As a result, we may not recover some or all of our invested capital, which could result in losses to the Company. As of December 31, 2016, we have committed to fund preferred equity investments with one borrower totaling $42.8 million, $24.8 million of which has been funded.

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

We also are significantly affected by the fiscal, monetary, and budgetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which regulates the supply of money and credit in the United States. The Federal Reserve’s policies affect interest rates, which can have a significant impact on the demand for multifamily and commercial real estate loans. Significant fluctuations in interest rates as well as protracted periods of increases or decreases in interest rates could adversely affect the operation and income of multifamily and commercial real estate properties, as well as the demand from investors for multifamily and commercial real estate debt in the secondary market. In particular, higher interest rates often decrease the number of loans originated. An increase in interest rates could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. Budgetary policies also impact our ability to originate loans, particularly if it has a negative impact on the ability of the Agencies to do business with us.  Changes in fiscal, monetary, and budgetary policies are beyond our control, are difficult to predict, and could materially and adversely affect us.

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

We provide commercial real estate financial products and services primarily to developers and owners of multifamily properties. Accordingly, the success of our business is closely tied to the overall success of the multifamily real estate market. Various changes in real estate conditions may impact the multifamily sector. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

•	oversupply of, or a reduction in demand for, multifamily housing;
•	a change in policy or circumstances that may result in a significant number of potential residents of multifamily properties deciding to purchase homes instead of renting;
•	rent control or stabilization laws, or other laws regulating multifamily housing, which could affect the profitability of multifamily developments;
•	the inability of residents and tenants to pay rent;
•	increased competition in the multifamily sector based on considerations such as the attractiveness, location,

rental rates, amenities, and safety record of various properties; and
•	increased operating costs, including increased real property taxes, maintenance, insurance, and utilities costs.

Moreover, other factors may adversely affect the multifamily sector, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws, and other unforeseen events. Any or all of these factors could negatively impact the multifamily sector and, as a result, reduce the demand for our products and services. Any such reduction could materially and adversely affect us.

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

Our growth strategy relies upon our ability to hire and retain qualified loan originators, and if we are unable to do so, our growth could be limited.

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

We continue to face significant competition from other commercial real estate service providers, commercial banks, CMBS conduit lenders, and life insurance companies, some of which are also investors in loans we originate. Many of these competitors may enjoy competitive advantages over us, including:

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

Commercial banks may have an advantage over us in originating loans if borrowers already have a line of credit or construction financing with the bank. Commercial real estate service providers may have an advantage over us to the extent they also offer a larger or more comprehensive investment sales platform. We compete based on quality of service, relationships, loan structure, terms, pricing, and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, commercial real estate expertise, loan product expertise, and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on the basis of these factors and our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers and key loan correspondents and remain competitive in pricing. In addition, future changes in laws, regulations, and Agency program requirements and consolidation in the commercial real estate finance market could lead to the entry of more competitors. We cannot guarantee that we will be able to compete effectively in the future, and our failure to do so would materially and adversely affect us.

At times, we have grown our business through corporate acquisitions.  We intend to drive a significant portion of our future growth through additional acquisitions.  If we do not successfully identify and complete such acquisitions, our growth may be limited.  Additionally, continued growth in our business may place significant demands on our administrative, operational, and financial resources.

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

In addition, if our growth continues, it could increase our expenses and place additional demands on our management, personnel, information systems, and other resources. Sustaining our growth could require us to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage any growth effectively and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could materially and adversely affect us.

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

In the future, we may explore additional strategic acquisitions or investments. The identification of suitable acquisition candidates and new ventures can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or investments in new ventures on favorable terms, or at all. Furthermore, even if we successfully complete an acquisition or an investment in new ventures, we may not be able to successfully integrate newly acquired businesses or new ventures into our operations, and the process of integration could be expensive and time consuming and may strain our resources. Acquisitions or new ventures also typically involve significant costs related to integrating information technology, accounting, reporting, and management services and rationalizing personnel levels and may require significant time to obtain new or updated regulatory approvals from the Agencies and other Federal and state authorities. Acquisitions or new ventures could divert management's attention from the regular operations of our business and result in the potential loss of our key personnel, and we may not achieve the anticipated benefits of the acquisitions or new ventures, any of which could materially and adversely affect us. In addition, future acquisitions or new ventures could result in significantly dilutive issuances of equity securities or the incurrence of substantial debt, contingent liabilities, or expenses or other charges, which could also materially and adversely affect us.

Risks Relating to Regulatory Matters

If we fail to comply with the numerous government regulations and program requirements of the Agencies, we may lose our approved lender status with these entities and fail to gain additional approvals or licenses for our business. We are also subject to changes in laws, regulations and existing Agency program requirements, including potential increases in reserve and risk retention requirements that could increase our costs and affect the way we conduct our business, which could materially and adversely affect us.

Our operations are subject to regulation by federal, state, and local government authorities, various laws and judicial and administrative decisions, and regulations and policies of the Agencies. These laws, regulations, rules, and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires us to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure (level of risk-sharing). Fannie Mae requires us to maintain collateral, which may include pledged securities, for our risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loan, and our rating.

Regulatory authorities also require us to submit financial reports and to maintain a quality control plan for the underwriting, origination and servicing of loans. Numerous laws and regulations also impose qualification and licensing obligations on us and impose requirements and restrictions affecting, among other things: our loan originations; maximum interest rates, finance charges and other fees that we may charge; disclosures to consumers; the terms of secured transactions; collection, repossession and claims handling procedures; personnel qualifications; and other trade practices. We also are subject to inspection by the Agencies and regulatory authorities. Our failure to comply with these requirements could lead to, among other things, the loss of a license as an approved Agency lender, the inability to gain additional approvals or licenses, the termination of contractual rights without compensation, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

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

We receive, maintain, and store non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We are not aware of any data breaches, successful hacker attacks, unauthorized access and misuse, or significant computer viruses affecting our networks that may have occurred in the past; however, our controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers' information.

Risks Related to Our Common Stock

The trading and market price of our common stock may be volatile and could decline substantially.

The stock markets, including the NYSE (on which our common stock is listed), have experienced significant price and volume fluctuations. As a result, the trading and market price of our common stock is likely to be similarly volatile and subject to wide fluctuations, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance. The market price of our common stock could decline substantially in response to a number of factors, including (in no particular order):

•	our actual or anticipated financial condition, liquidity and operating performance;

•	actual or anticipated changes in our business and growth strategies or the success of their implementation;
•	failure to meet, or changes in, earnings estimates of stock analysts;
•	publication of research reports about us, the commercial real estate finance market or the real estate industry;
•	equity issuances by us, or stock resales by our stockholders, or the perception that such issuances or resales could occur;
•	the passage of adverse legislation or other regulatory developments, including those from or affecting the Agencies;
•	general business, economic and market conditions and cycles;
•	changes in market valuations of similar companies;
•	additions to or departures of our key personnel;
•	actions by our stockholders;
•	actual, potential, or perceived accounting problems or changes in accounting principles;
•	failure to satisfy the listing requirements of the NYSE;
•	failure to comply with the requirements of the Sarbanes-Oxley Act;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and
•	general market and economic conditions.

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

In the future, we may issue debt or equity securities or incur other borrowings. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, could dilute our existing common stockholders' ownership in us and such issuances, or the perception that such issuances may occur, may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on dividend payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to pay dividends to common stockholders. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our other borrowing will negatively affect the market price of our common stock and dilute their ownership in us.

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

Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may delay, defer, or prevent a change in control of our company that is in the best interests of our stockholders.

We are a holding company with minimal direct operations and rely largely on funds received from our subsidiaries for our cash requirements.

We are a holding company and conduct the majority of our operations through Walker & Dunlop, LLC, our operating company. We do not have, apart from our ownership of this operating company and certain other subsidiaries, any significant independent operations. As a result, we rely on distributions from our operating company to pay any dividends we might declare on shares of our common stock. We also rely largely on distributions from this operating company to meet any of our cash requirements, including our tax liability on taxable income allocated to us and debt payments.

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

Risks Related to Our Financial Statements

Our financial statements are based in part on assumptions and estimates which, if wrong, could result in unexpected cash and non-cash losses in the future, and our financial statements depend on our internal control over financial reporting.

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

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2017 for material changes to the above discussion of risk factors. There are factors not discussed above or elsewhere in this filing that could adversely affect our financial results and condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal headquarters are located in Bethesda, Maryland. We currently maintain an additional 27 offices across the country. Most of our offices are small, loan origination and investment sales offices. The majority of our real estate services activity occurs in our corporate headquarters and our office in Needham, Massachusetts. We believe that our facilities are adequate for us to conduct our present business activities.

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

Item 3. Legal Proceedings.

In the ordinary course of business, we may be party to various claims and litigation, none of which we believe is material. We cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties, and other costs, and our reputation and business may be impacted. Our management believes that any liability that could be imposed on us in connection with the disposition of any pending lawsuits would not have a material adverse effect on our business, results of operations, liquidity, or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. There was no established public trading market for our common stock prior to that date. On February 17, 2017, the closing sales price, as reported by the NYSE, was $40.02.

The following table sets forth the intra-day high and low sale prices for our common stock as reported by the NYSE for the periods indicated:

	2016
	High	Low
1st Quarter	$29.06	$19.50
2nd Quarter	25.43	19.87
3rd Quarter	28.05	21.75
4th Quarter	32.43	23.61

	2015
	High	Low
1st Quarter	$18.36	$15.87
2nd Quarter	27.37	17.27
3rd Quarter	28.15	22.64
4th Quarter	33.17	25.64

As of the close of business on January 31, 2017, there were 25 stockholders of record. We believe that the number of beneficial holders is much greater.

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

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2011 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2011 in our common stock and in each of the indices shown and assumes that all dividends were reinvested.  Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, which constitutes an amendment to and restatement of the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the quarter and year ended December 31, 2016, we purchased 17 thousand shares and 163 thousand shares, respectively, to satisfy grantee tax withholding obligations.  Additionally, we announced a share repurchase program in the first quarter of 2016. The repurchase program authorized by our Board of Directors permits us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ending February 9, 2017. The Company had $65.8 million of authorized share repurchase capacity remaining as of December 31, 2016. In February 2017, our Board for Directors approved a new stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning on February 10, 2017. The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2016:

			Total Number of
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	365,763	$22.77	274,927	$68,550,205
2nd Quarter	160,026	$22.68	121,430	$65,840,546
3rd Quarter	17,327	$22.77	—	$65,840,546

October 1-31, 2016	768	$25.26	—
November 1-30, 2016	3,719	$28.52	—
December 1-31, 2016	12,157	32.38	—
4th Quarter	16,644	$31.19	—	$65,840,546
2016 Total	559,760		396,357

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our employee stock-based compensation plans, see Part III, Item 12.

Item 6. Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014, and the related notes, all contained elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	As of and For the Year Ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Statement of Income Data
Revenues
Gains from mortgage banking activities	$367,185	$290,466	$221,983	$203,671	$186,543
Servicing fees	140,924	114,757	98,414	90,215	52,207
Net warehouse interest income, loans held for sale	16,245	14,541	11,343	6,214	4,361
Net warehouse interest income, loans held for investment	7,482	9,419	6,151	1,231	307
Escrow earnings and other interest income	9,168	4,473	4,526	4,008	2,965
Other	34,272	34,542	18,355	13,700	10,387
Total revenues	$575,276	$468,198	$360,772	$319,039	$256,770

Expenses
Personnel	$227,491	$184,590	$149,374	$133,667	$109,037
Amortization and depreciation	111,427	98,173	80,138	75,955	53,925
Provision (benefit) for credit losses	(612)	1,644	2,206	1,322	3,140
Interest expense on corporate debt	9,851	9,918	10,311	3,743	1,649
Other operating expenses	41,338	38,507	34,831	37,565	33,249
Total expenses	$389,495	$332,832	$276,860	$252,252	$201,000
Income from operations	$185,781	$135,366	$83,912	$66,787	$55,770
Income tax expense	71,470	52,771	32,490	25,257	21,998
Net income before noncontrolling interests	$114,311	$82,595	$51,422	$41,530	$33,772
Less: net income from noncontrolling interests	414	467	—	—	—
Walker & Dunlop net income	$113,897	$82,128	$51,422	$41,530	$33,772
Basic earnings per share	$3.87	$2.76	$1.60	$1.23	$1.32
Diluted earnings per share	$3.65	$2.65	$1.58	$1.21	$1.31
Basic weighted average shares outstanding	29,432	29,754	32,210	33,764	25,545
Diluted weighted average shares outstanding	31,172	30,949	32,624	34,336	25,845

Balance Sheet Data
Cash and cash equivalents	$118,756	$136,988	$113,354	$170,563	$65,027
Restricted cash and pledged securities	94,711	77,496	81,573	55,078	40,611
Mortgage servicing rights	521,930	412,348	375,907	353,024	315,524
Loans held for sale, at fair value	1,858,358	2,499,111	1,072,116	281,477	1,101,561
Loans held for investment, net	220,377	231,493	223,059	134,656	9,468
Goodwill	96,420	90,338	74,525	60,212	59,735
Total assets	3,052,432	3,514,991	2,009,390	1,124,579	1,685,971
Warehouse notes payable	1,990,183	2,649,470	1,214,279	371,629	1,083,480
Note payable	164,163	164,462	169,095	170,349	79,322
Total liabilities	2,437,358	3,022,642	1,575,939	721,738	1,332,795
Total equity	$615,074	$492,349	$433,451	$402,841	$353,176

Supplemental Data
Operating margin	32%	29%	23%	21%	22%
Return on equity	21%	19%	13%	11%	14%
Total transaction volume	$19,298,112	$17,758,748	$11,367,706	$8,395,037	$7,102,185
Servicing portfolio	$63,081,154	$50,212,264	$44,031,890	$38,937,027	$35,169,999

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

Business

Walker & Dunlop, Inc. is a holding company, and we conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of commercial real estate financing products to owners and developers of commercial real estate across the country and broker sales of multifamily properties primarily in the southeastern United States. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac seller/servicer in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for a number of life insurance companies, CMBS conduits, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also originate and hold short-term bridge loans on our balance sheet. Beginning in the second quarter of 2015 in connection with the EFG Acquisition, we began offering multifamily investment sales brokerage services.

We fund loans for the Agencies’ programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain at rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed, and we retain the right to service substantially all of these loans. In cases where we do not fund the loan, we act as a loan broker. Our loan originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan. These loans are then funded directly by the institutional lender, and we receive an origination fee for placing the loan and a servicing fee for any of the loans we service.

We recognize gains from mortgage banking activities when we make simultaneous commitments to originate a loan to a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also generate revenues from (i) net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities, (ii) net warehouse interest income from loans held for investment while they are outstanding, and (iii) broker fees for brokering the sale of multifamily properties.

We retain servicing rights on substantially all the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, from late charges, and from other ancillary fees. Servicing fees set at the time an investor agrees to purchase the loan are generally paid monthly for the duration of the loan, and are based on the unpaid principal balance of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment fees to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

We are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan.

We also seek to mitigate the risk of a loan not closing. We have agreements in place with the Agencies that specify the cost of a failed loan delivery in the event we fail to deliver the loan to the investor. To protect us against such fees, we require a deposit from the borrower at rate lock that is typically more than the potential fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

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

Our Interim Program offers floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We underwrite all loans originated through the Interim Program. During the time that they are outstanding, we assume the full risk of loss on the loans. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent financing on the properties. These loans are classified as held for investment on our balance sheet during such time that they are outstanding. We have not experienced any delinquencies or charged off any loans originated under the Interim Program, which began operations in 2012. As of December 31, 2016, we had 12 loans held for investment under the Interim Program with an aggregate outstanding unpaid principal balance of $222.3 million.

Through the third quarter of 2016, we offered CMBS executions through the CMBS Program. We terminated the CMBS Program in the fourth quarter of 2016. Prior to 2016, the CMBS Program was managed through a partnership with another entity in which we owned less than 50%. At the beginning of the first quarter of 2016, the other partner exited the CMBS Program, and we assumed full ownership of the CMBS Program. We consolidated the operations of the CMBS Program in our financial statements during 2016 and accounted for our investment in the partnership under the equity method of accounting prior to 2016. We underwrote all loans originated through the CMBS Program and financed these loans using a combination of our own cash and, prior to 2016, the cash contributed by the other partner, and warehouse financing facilities until they were sold to third-party securitization conduits. We did not retain any credit risk once the loans were sold but may be obligated to repurchase loans sold into a securitization if certain representations and warranties provided in connection with such loans are breached. Neither we nor the partnership has ever been required to repurchase a loan.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of December 31, 2016, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $24.8 million of which has been funded.

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

During the second quarter of 2016, we purchased the rights to service a HUD loan portfolio with an aggregate $3.6 billion unpaid principal balance from a third-party servicer for $43.1 million (the “Servicing Portfolio Acquisition”). The acquisition of the servicing portfolio substantially increased our HUD servicing portfolio and led to our being one of the largest servicers of HUD commercial real estate loans as of December 31, 2016. We expect the Servicing Portfolio Acquisition to have the following benefits:

•	reduce the average cost to service each loan as we leverage our existing servicing platform,
•	provide new borrower relationships,
•	provide opportunities for additional loan origination volume when these loans mature or prepay, and
•	produce a stable stream of cash revenues over the 10.9-year estimated life of the portfolio.

As of December 31, 2016, our servicing portfolio was $63.1 billion, up 26% from December 31, 2015, making it the 8th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s 2016 year-end survey (the “Survey”).  Our servicing portfolio includes $27.7 billion of loans serviced for Fannie Mae and $20.7 billion for Freddie Mac, making us the 3rd largest primary and master servicer of Fannie Mae loans and the 6th largest of Freddie Mac loans in the nation according to the Survey. Also included in our servicing portfolio is $9.2 billion of HUD loans, the 3rd largest HUD primary and master servicing portfolio in the nation according to the Survey.

Due to our own organic growth and the increased loan-origination capacity from acquisitions completed in prior years, our loan origination volume increased 3%, from a total of $16.2 billion during 2015 to a total of $16.7 billion during 2016.  Fannie Mae recently announced that we ranked as its 2nd largest DUS lender in 2016, by loan deliveries, and Freddie Mac recently announced that we ranked as its 3rd largest seller/servicer in 2016, by loan deliveries.

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

Mortgage Servicing Rights (“MSRs”).    MSRs are recorded at fair value at loan sale or upon purchase. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase is equal to the purchase price paid. The fair value at loan sale is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs recognized at loan sale were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model assumes full prepayment of the loan at or near the point where the prepayment provisions have expired. We record an individual MSR asset (or liability) for each loan at loan sale. For purchased stand-alone servicing portfolios, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio. We have had only one stand-alone servicing portfolio purchase, which occurred in the second quarter of 2016.

The assumptions used to estimate the fair value of MSRs at loan sale are based on internal models and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we use during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see much volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry originated and purchased MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment quarterly. We test for impairment on the purchased stand-alone servicing portfolio separately from our other MSRs. The MSRs from both stand-alone portfolio purchases and from loans sales are tested for impairment at the portfolio level. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

Gains from mortgage banking activities income is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell the loan to an investor. The commitment asset related to the loan origination is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any risk-sharing obligations (the “servicing component of the commitment asset”). Upon loan sale, we derecognize the servicing component of the commitment asset and recognize an MSR. All MSRs are amortized into expense over the estimated life of the loan and presented as a component of Amortization and depreciation in the Consolidated Statements of Income.

All MSRs are amortized using the interest method over the period that servicing income is expected to be received. For MSRs recognized at loan sale, the individual loan-level MSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. For MSRs related to purchased stand-alone servicing portfolios, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual MSRs do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We have not adjusted the estimated life of our one purchased stand-alone servicing portfolio due to the limited history we have with the portfolio as we purchased it less than a year ago.

Allowance for Risk-sharing Obligations and Allowance for Loan Losses. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Consolidated Balance Sheets. The allowance for loan losses relates to our loans held for investment from our Interim Program and is included as a reduction to Loans held for investment, net within the Consolidated Balance Sheets. The amount of each of these allowances considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing, which for loans held for investment is 100%. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor each allowance on all applicable loans and update loss estimates as current information is received. Provision (benefit) for credit losses in the Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When we believe a loan is probable of foreclosure or in foreclosure, we record an allowance for that loan (a “specific reserve”). The specific reserve is based on the estimate of the property fair value less selling and property preservation costs and considers the loss-sharing requirements detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value. The allowance for risk-sharing obligations for such loans is updated as any additional information is received until the loss is settled with Fannie Mae. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial specific reserves have not varied significantly from the final settlement. We are uncertain whether such a trend will continue in the future.

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to all risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. When we place a risk-sharing loan on our watch list, we cease to amortize the guaranty obligation and transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation.

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

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. According to the Mortgage Bankers Association, commercial and multifamily loan maturities are expected to increase dramatically through the end of 2017, as the loans originated at the height of the CMBS market begin maturing a decade later. All of these factors have benefited our origination and investment sales volumes over the past several quarters. Competition among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

During the fourth quarter of 2016, the Federal Reserve raised its targeted Fed Funds Rate by another 25 basis points and suggested that it is likely going to increase its targeted Fed Funds Rate during 2017. We have not experienced a significant decline in origination volume or profitability as a result of the increases as long-term mortgage interest rates generally remained at historically low levels during the majority of 2016. Long-term mortgage interest rates did increase significantly during the last two months of 2016, largely due to the anticipation of a rate increase by the Federal Reserve and the results of the 2016 Presidential Election. However, even the sharp increase in long-term mortgage interest rates did not appear to adversely impact our loan origination volumes. We cannot be certain that trend will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

Late in the second quarter of 2016, citizens of the United Kingdom (“U.K.”) voted to exit the European Union (“E.U.”), an action commonly referred to as “Brexit.” The referendum itself has not resulted in the U.K.’s immediate exodus from the E.U. since the vote was not legally binding on the British government. Rather, Parliament, having heard the voice of voters, may now enact laws to facilitate the U.K.’s departure and must notify the European Commission of its intention to leave the E.U. Legislation to effect the departure has been passed by the lower house of Parliament. Many observers anticipate that the U.K. will invoke Article 50 of the Lisbon Treaty in the first half of 2017 to leave the E.U. After such notice is provided, the U.K. and European Commission will have a two-year window in which to establish the terms of the U.K.’s departure. Even though the process of separating from the E.U. will take several years, Brexit has created a significant amount of uncertainty in both the global and domestic financial markets as participants have evaluated the impact Brexit may have on the global and domestic economies.

Brexit has had minimal impact on our operations and financial results as we have no direct exposure to the U.K. or E.U. Additionally, we believe the indirect impact of Brexit likely benefitted us during the second half of 2016 as borrowers took advantage of low mortgage interest rates and as a “flight to safety” resulted in an increase of global capital investments in U.S. markets, including commercial real estate, resulting in higher loan origination and investment sales activity. Some of these benefits may be mitigated by higher credit risk spreads demanded by investors in commercial real estate loans going forward. We believe these indirect impacts will largely continue in the near term (although potentially partially or completely mitigated by the aforementioned increase in interest rates due to the actions of the Federal Reserve and the results of the 2016 Presidential Election) but are uncertain about the long-term duration.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2017 GSE Scorecard (“2017 Scorecard”) established Fannie Mae’s and Freddie Mac’s 2017 loan origination caps at $36.5 billion each for market-rate apartments (“2017 Caps”), the same as the final 2016 loan origination caps (the 2016 loan origination caps began the year at $31.0 billion each, but were adjusted by the FHFA twice during 2016 to a final amount of $36.5 billion each). Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2017 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2017 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2017 Scorecard provides the FHFA the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2017 Caps upward should the market be larger than expected in 2017 (as noted above, the FHFA adjusted the caps upward twice in 2016). The 2017 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance certain energy or water efficiency improvements.

Our GSE loan origination volumes during 2016 decreased 1% from 2015 because of relatively low loan origination volume during the first quarter of 2016 compared to the first quarter of 2015. We expect the GSEs to maintain their historical market share in a multifamily market that is projected by Freddie Mac to be $300.0 billion in 2017. The GSEs reported a combined loan origination volume of $112.1 billion during 2016. Although our GSE loan origination volumes during 2016 were down slightly compared to the same period in 2015, we believe our market leadership with the GSEs positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2017.

We continue to grow our capital markets platform to take advantage of the ongoing wave of loan maturities that began in 2015 and to gain greater access to capital, deal flow, and borrower relationships. The commercial debt origination market grew substantially from 2015 to 2016. The apparent appetite for debt funding within the broader commercial real estate market, coupled with the addition of capital markets loan originators, has resulted in significant growth in our brokered originations over the past several years, as evidenced by the 55% growth in brokered origination volumes from 2014 to 2016. Our outlook for our capital markets platform is positive as non-bank commercial and multifamily loan maturities are expected to continue growing in 2017.

Although we have experienced volume growth in most of our products, we did not see similar growth in our CMBS volumes in 2016. Volatility in the capital markets throughout 2016 due to uncertain global market conditions, including Brexit, and the uncertainty regarding the impact of upcoming changes to risk-retention rules for securitizations resulted in larger credit spreads and higher borrowing costs for CMBS loans. These conditions led to reduced loan origination volumes in the CMBS market during 2016 as borrowers and lenders adjusted. In response, we terminated the CMBS Program in the fourth quarter of 2016.

Over the last few years prior to 2016, as the economy recovered and as bank and CMBS capital re-entered the market, borrowers shied away from the long lead times required to secure a HUD loan. As a result, we originated $592.0 million of loans with HUD during 2015, down 16% from 2014. HUD has undergone reorganization efforts over the past two years with the goal of improving the speed and efficiency of the process and has reduced the cost of obtaining a loan, making HUD loans more competitive and returning them to relevance for our core multifamily borrowers in 2016, as evidenced by the 49% increase in HUD loan originations from 2015 to 2016. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We remain committed to the HUD multifamily business, adding resources and scale to our HUD lending platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. The growth in transitional lending was evident in 2016 as we originated $419.6 million of interim loans during 2016 compared to $185.1 million during 2015. Additionally, the average balance of our interim loan portfolio remains strong at $224.2 million in 2016 compared to $281.6 million in 2015 and $188.6 million in 2014. We remain optimistic about this market for the foreseeable future and are committed to deploying significant capital to the Interim Program. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage REITs, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

Finally, in the second quarter of 2015, we expanded our offerings to our customers by acquiring a controlling interest in a partnership that offers multifamily investment sales brokerage services. We have added several investment sales teams since the acquisition in the second quarter of 2015. The partnership operates primarily in the southeastern United States.

As we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we have recently seen increased activity within the investment sales business. We believe this activity will continue throughout the wave of loan maturities, and we will look to capitalize on that demand by continuing to expand the investment sales partnership more broadly across the United States in the coming quarters. During 2016, our investment sales partnership closed $2.6 billion of investment sales transactions compared to $1.5 billion for the eight months that we owned the partnership during 2015.

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

•

Performance of Multifamily and Other Commercial Real Estate Related Markets.  Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to long-term mortgage interest rates and other macroeconomic conditions and the continued existence of the GSEs. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, transaction volumes, and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations and our interim lending program.

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

•

Market for Servicing Commercial Real Estate Loans.  Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-sharing obligations we undertake. Historically, we have not experienced much variation in the servicing fee rate we receive for Fannie Mae loans. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results over time.

•

The Percentage of Adjustable Rate Loans Originated and the Overall Loan Origination Mix.  The adjustable rate mortgage loans (“ARMs”) we originate typically have less stringent prepayment protection features than fixed rate mortgage loans (“FRMs”), resulting in a shorter expected life for ARMs than FRMs. The shorter expected life for ARMs results in smaller MSRs recorded than for FRMs. Absent an increase in originations, an increase in the proportion of our loans originated that are ARMs could adversely impact the gains from mortgage banking activities we record. Additionally, the loan product mix we originate can significantly impact our overall earnings. For example, an increase in loan origination volume for our two highest-margin products, Fannie Mae and HUD loans, would increase our overall profitability, while a decrease in the loan origination volume of these two products would decrease our overall profitability, all else equal.

Revenues

Gains from Mortgage Banking Activities.  Mortgage banking activity income is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell to an investor. The commitment asset related to the loan origination is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, the estimated fair value of the expected net cash flows associated with the servicing of the loan, and the estimated fair value of any guaranty obligations to be assumed. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods. MSRs and guaranty obligations are recognized as assets and liabilities, respectively, upon the sale of the loans.

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

Servicing Fees.  We service nearly all loans we originate and some loans we broker. We earn servicing fees for performing certain loan servicing functions, such as processing loan, tax, and insurance payments and managing escrow balances. Servicing generally also includes asset management functions, such as monitoring the physical condition of the property, analyzing the financial condition and liquidity of the borrower, and performing loss mitigation activities as directed by the Agencies.

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

Net Warehouse Interest Income, Loans Held for Sale.  We earn net interest income on loans funded through borrowings from our warehouse facilities from the time the loan is closed until the loan is sold pursuant to the loan purchase agreement. Each borrowing on a warehouse line relates to a specific loan for which we have already secured a loan sale commitment with an investor. Related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income related to loans held for sale varies based on the period of time between the loan closing and the sale of the loan to the investor, the size of the average balance of the loans held for sale, and the net interest spread between the loan coupon rate and the cost of warehouse financing. Loans typically remain in the warehouse facility for up to 60 days, but the average time in the warehouse facility is approximately 30 days. Loans that we broker for institutional investors and other investors are funded directly by them; therefore, there is no warehouse interest income or expense associated with brokered loan transactions. Additionally, the amortization of debt issuance costs is included in net warehouse interest income, loans held for sale.

Net Warehouse Interest Income, Loans Held for Investment. Similar to loans held for sale, we earn net interest income on loans held for investment during the period they are outstanding. We earn interest income on the loan, which is funded partially by an investment of our cash and through one of our interim warehouse credit facilities. The loans originated for investment are typically interest-only, variable-rate loans of terms up to three years. The warehouse credit facilities are variable rate. The interest rate reset date is typically the same for the loans and the credit facility. Related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income related to loans held for investment varies based on the period of time the loans are outstanding, the size of the average balance of the loans held for investment, and the net interest spread between the loan coupon rate and the cost of warehouse financing. The net spread has historically not varied much. Additionally, the amortization of deferred fees and costs and the amortization of debt issuance costs are included in net warehouse interest income, loans held for investment.

Escrow Earnings and Other Interest Income.  We earn interest income on property-level escrow deposits in our servicing portfolio, generally based on a fixed placement fee negotiated with the financial institutions that hold the escrow deposits. Escrow earnings reflect interest income net of interest paid to the borrower, if required, which generally equals a money market rate.

Other.  Other income is comprised of fees for processing loan assumptions, prepayment fee income, application fees, investment sales broker fees, income from equity-method investments, income from preferred equity investments, and other miscellaneous revenues related to our operations.

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

Amortization and depreciation also includes the amortization of intangible assets, principally related to the amortization of the mortgage pipeline and investment sales pipeline intangible assets recognized in connection with acquisitions. For the years presented in the Consolidated Statements of Income, the amortization relates primarily to the mortgage pipeline intangible asset recognized in conjunction with an acquisition in 2014 and the EFG Acquisition.  We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is no longer probable of rate locking. We recognize amortization related to the investment sales pipeline intangible asset when a transaction included in the intangible asset is closed or no longer probable of closing.

Provision (Benefit) for Credit Losses.  The provision (benefit) for credit losses consists of two components: the provision associated with our risk-sharing loans and the provision associated with our loans held for investment. The provision (benefit) for credit losses associated with risk-sharing loans is established at the loan level when the borrower has defaulted on the loan or is probable of defaulting on the loan or collectively for loans that are not probable of default but on a watch list. This provision is in addition to the guaranty obligation that is recognized when the loan is sold. The provision (benefit) for credit losses associated with our loans held for investment is established collectively for loans that are not impaired and individually for loans that are impaired. Our estimates of property fair value are based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value.

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

Income Tax Expense.  The Company is a C-corporation subject to both federal and state corporate tax. As of December 31, 2016, our combined statutory federal and state tax rate was approximately 38.6% compared to approximately 38.4% as of December 31, 2015. Our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income amongst the various states where we are subject to taxation since we do not have foreign operations or significant permanent differences. For example, since we went public in 2010, our combined statutory tax rate has varied by only 0.6%, with a low of 38.3% and a high of 38.9%. Absent significant legislative changes to statutory tax rates (particularly the Federal tax rate), we expect this trend of low variability in the combined statutory tax rate to continue into the foreseeable future.

In 2016, we adopted a new accounting standard that requires excess tax benefits from stock compensation to be recorded as a reduction to income tax expense instead of being recorded directly to equity. Excess tax benefits recognized in 2016 reduced income tax expense by $0.6 million. We expect the reduction to income tax expense due to excess tax benefits in 2017 to be substantially larger given the significant increase in our stock price over the past 12 months and the number of shares that are expected to vest in 2017, reducing the effective tax rate significantly. However, reductions beyond 2017 may vary depending on the trend of the price of our common stock and the number of shares that vest.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2016, 2015, and 2014. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the year ended December 31,
(in thousands; except per share data)	2016	2015	2014
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$7,000,942	$5,012,790	$4,000,278
Freddie Mac	4,234,071	6,326,471	3,626,276
Ginnie Mae - HUD	879,941	592,026	704,496
Brokered (1)	4,189,116	4,122,307	2,696,854
Interim Loans	419,600	185,075	339,802
Total Loan Origination Volume	$16,723,670	$16,238,669	$11,367,706
Investment Sales Volume	2,574,442	1,520,079	—
Total Transaction Volume	$19,298,112	$17,758,748	$11,367,706

Key Performance Metrics:
Operating margin	32%	29%	23%
Return on equity	21%	19%	13%
Walker & Dunlop net income	$113,897	$82,128	$51,422
Adjusted EBITDA (2)	$129,928	$124,279	$84,804
Diluted EPS	$3.65	$2.65	$1.58

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	40%	39%	41%
Other operating expenses	7%	8%	10%
Key Origination Metrics (as a percentage of loan origination volume):
Origination related fees	1.04%	0.97%	1.10%
Gains attributable to MSRs	1.15%	0.82%	0.85%
Gains attributable to MSRs, as a percentage of Agency loan origination volume (3)	1.59%	1.12%	1.16%

	As of December 31,
Servicing Portfolio by Product:	2016	2015	2014
Fannie Mae	$27,728,164	$22,915,088	$20,521,425
Freddie Mac	20,688,410	17,810,007	12,916,705
Ginnie Mae - HUD	9,155,794	5,657,809	5,828,981
Brokered (1)	5,286,473	3,595,990	4,539,461
Interim Loans	222,313	233,370	225,318
Total Servicing Portfolio	$63,081,154	$50,212,264	$44,031,890

Key Servicing Metric (end of period):
Weighted-average servicing fee rate (basis points)	26.1	24.8	24.4

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”

(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency loan origination volume.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2016 and 2015.

FINANCIAL RESULTS – 2016 COMPARED TO 2015

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Revenues
Gains from mortgage banking activities	$367,185	$290,466	$76,719	26%
Servicing fees	140,924	114,757	26,167	23%
Net warehouse interest income, loans held for sale	16,245	14,541	1,704	12%
Net warehouse interest income, loans held for investment	7,482	9,419	(1,937)	(21)%
Escrow earnings and other interest income	9,168	4,473	4,695	105%
Other	34,272	34,542	(270)	(1)%
Total revenues	$575,276	$468,198	$107,078	23%

Expenses
Personnel	$227,491	$184,590	$42,901	23%
Amortization and depreciation	111,427	98,173	13,254	14%
Provision (benefit) for credit losses	(612)	1,644	(2,256)	(137)%
Interest expense on corporate debt	9,851	9,918	(67)	(1)%
Other operating expenses	41,338	38,507	2,831	7%
Total expenses	$389,495	$332,832	$56,663	17%
Income from operations	185,781	135,366	50,415	37%
Income tax expense	71,470	52,771	18,699	35%
Net income before noncontrolling interests	$114,311	$82,595	$31,716	38%
Less: net income from noncontrolling interests	414	467	(53)	(11)%
Walker & Dunlop net income	$113,897	$82,128	$31,769	39%

Overview

The increase in revenues was primarily attributable to increases in gains from mortgage banking activities and servicing fees. The increase in gains from mortgage banking activities was largely due to the significant increase in Fannie Mae loan origination volume from 2015 to 2016. The growth in Fannie Mae loan origination volume is due to Fannie Mae’s increased competitiveness with Freddie Mac for fixed-rate lending in 2016 compared to 2015. The increase in servicing fees was due to an increase in the average servicing portfolio. The increase in expenses was principally the result of higher personnel and amortization and depreciation expenses. Personnel expense increased due to higher commission costs from the increased gains from mortgage banking activities, increased bonus expense due to our improved financial results year over year, higher salaries expense due to a rise in headcount, and larger stock compensation expense. Headcount increased due to acquisitions and hiring to support the growth of the Company. Amortization and depreciation expense increased as a result of a rise in the average MSR balance from 2015 to 2016.

Revenues

Gains from Mortgage Banking Activities

The following table provides additional information that helps explain changes in gains from mortgage banking activities over the past three years:

	For the year ended December 31,
	2016	2015	2014
Loan Origination Volume by Product Type
Fannie Mae	42%	31%	35%
Freddie Mac	25%	39%	32%
Ginnie Mae - HUD	5%	4%	6%
Brokered	25%	25%	24%
Interim Loans	3%	1%	3%
	100%	100%	100%

(dollars in thousands)
Origination Fees	$174,360	$156,835	$125,468
Dollar Change	17,525	31,367
Percentage Change	11%	25%
MSR Income (1)	$192,825	$133,631	$96,515
Dollar Change	59,194	37,116
Percentage Change	44%	38%
Origination Fee Rate (2) (basis points)	104	97	110
Basis Point Change	7	(13)
Percentage Change	7%	(12)%
MSR Rate (3) (basis points)	115	82	85
Basis Point Change	33	(3)
Percentage Change	40%	(4)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of loan origination volume.
(3)	MSR income as a percentage of loan origination volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The increase was primarily the result of the mix of loan origination volume, as our two highest-margin products, Fannie Mae and HUD, represented 47% of our overall loan origination volume in 2016 compared to 35% in 2015. The change in mix of loan origination volume led to the increases in the origination fee rate and the MSR rate from 2015 to 2016 shown above, leading to increases in both origination fees and MSR income. See the “Overview of Business Environment” section above for a detailed discussion of the factors driving the change in the mix of loan origination volume.

Servicing Fees

The increase was primarily attributable to an increase in the average servicing portfolio from 2015 to 2016 as shown below due to new loan originations, the Servicing Portfolio Acquisition, and relatively few payoffs. Additionally, the servicing portfolio’s weighted average servicing fee increased as shown below due to an increase in the Fannie Mae and HUD servicing portfolios.

(dollars in thousands)	2016	2015	2014
Average Servicing Portfolio	$55,540,993	$47,096,080	$40,408,751
Dollar Change	8,444,913	6,687,329
Percentage Change	18%	17%
Average Servicing Fee (basis points)	25.3	24.3	24.4
Basis Point Change	1.0	(0.1)
Percentage Change	4%	0%

Net Warehouse Interest Income, Loans Held for Sale

The increase is primarily attributable to an increase in the average balance outstanding of loans held for sale (“LHFS”) in 2016 compared to 2015 as shown below, partially offset by the decrease in net spread as shown below. The increase in the average balance was due to an increase in the average holding period from 2015 to 2016. The decrease in the net spread was a result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based.

(dollars in thousands)	2016	2015	2014
Average LHFS Outstanding Balance	$1,342,928	$1,149,679	$650,513
Dollar Change	193,249	499,166
Percentage Change	17%	77%
LHFS Net Spread (basis points)	121	126	174
Basis Point Change	(5)	(48)
Percentage Change	(4)%	(28)%

Net Warehouse Interest Income, Loans Held for Investment

The decrease was primarily due to a decrease in the average balance outstanding of loans held for investment (“LHFI”) from 2015 to 2016 as shown below. The decrease in the average balance outstanding was a result of an increase in payoffs from year to year.

(dollars in thousands)	2016	2015	2014
Average LHFI Outstanding Balance	$224,237	$281,584	$188,867
Dollar Change	(57,347)	92,717
Percentage Change	(20)%	49%
LHFI Net Spread (basis points)	334	335	326
Basis Point Change	(1)	9
Percentage Change	0%	3%

Escrow Earnings and Other Interest Income

The increase was due to increases in both the average balance of escrow accounts and the average earnings rate from 2015 to 2016 as shown below. The increase in the average balance was due to the increase in the average servicing portfolio, particularly the significant increase in the average balance of the HUD servicing portfolio as HUD loans have the highest escrow balances of all of our products. The increase in the average earnings rate was due to the increase in short-term interest rates during 2016.

(dollars in thousands)	2016	2015	2014
Average escrow balance	$1,368,947	$1,089,649	$840,831
Dollar Change	279,298	248,818
Percentage Change	26%	30%
Escrow Earnings Rate (basis points)	67	41	54
Basis Point Change	26	(13)
Percentage Change	63%	(24)%

Expenses

Personnel.  The increase was principally the result of higher loan originator commission costs, increased bonus expense, increased salaries expense, and an increase in stock compensation expense. Commission costs increased due to the increase in origination fee income and a larger concentration of origination fees earned by our top loan originators. The percentage of origination fee income a loan originator earns as a commission increases as that loan originator reaches greater loan origination fee thresholds. Bonus expense increased due to our improved financial results year over year. Salaries expense increased due to a rise in average headcount from 483 in 2015 to 518 in 2016 as a result of acquisitions and organic growth of the Company. The increase in stock compensation expense is largely related to a multi-year performance stock compensation plan that began in 2016 and increased expense related to an award granted to a large base of employees at the end of 2015.

Amortization and Depreciation.  The increase was primarily attributable to loan origination activity and the resulting growth in the MSR balance from 2015 to 2016, partially offset by decreased write-offs of MSRs of $3.2 million from the prior year as fewer borrowers elected to refinance their loans early or sell the underlying properties in 2016 than in 2015.

Other Operating Expenses.  The increase was primarily attributable to increases in travel and entertainment expenses and office expenses. These expenses increased as a result of the aforementioned increase in average headcount.

Income Tax Expense.  The increase in income tax expense was primarily due to the increase in income from operations, partially offset by a reduction to income tax expense in 2016 of $0.6 million related to excess tax benefits from stock compensation. As mentioned previously, excess tax benefits reduced income tax expense in 2016 but not 2015 due to a new accounting standard that we adopted in 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2015 and 2014.

FINANCIAL RESULTS – 2015 COMPARED TO 2014

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Revenues
Gains from mortgage banking activities	$290,466	$221,983	$68,483	31%
Servicing fees	114,757	98,414	16,343	17%
Net warehouse interest income, loans held for sale	14,541	11,343	3,198	28%
Net warehouse interest income, loans held for investment	9,419	6,151	3,268	53%
Escrow earnings and other interest income	4,473	4,526	(53)	(1)%
Other	34,542	18,355	16,187	88%
Total revenues	$468,198	$360,772	$107,426	30%

Expenses
Personnel	$184,590	$149,374	$35,216	24%
Amortization and depreciation	98,173	80,138	18,035	23%
Provision for credit losses	1,644	2,206	(562)	(25)%
Interest expense on corporate debt	9,918	10,311	(393)	(4)%
Other operating expenses	38,507	34,831	3,676	11%
Total expenses	$332,832	$276,860	$55,972	20%
Income from operations	135,366	83,912	51,454	61%
Income tax expense	52,771	32,490	20,281	62%
Net income before noncontrolling interests	$82,595	$51,422	$31,173	61%
Less: net income from noncontrolling interests	467	—	467	N/A
Walker & Dunlop net income	$82,128	$51,422	$30,706	60%

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

Servicing Fees.  The increase was primarily attributable to an increase in the servicing portfolio due to new loan originations. The average servicing portfolio during the year ended December 31, 2015 was $47.1 billion compared to $40.4 billion during the year ended December 31, 2014. Additionally, the servicing portfolio’s weighted average servicing fee increased from 24 basis points at December 31, 2014 to 25 basis points at December 31, 2015.

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

Expenses

Personnel.  The increase was principally the result of higher loan originator commission costs due to higher loan origination volumes from 2014 to 2015, increased bonus expense due to our improved financial results year over year, increased salaries expense due to an increase in average headcount as a result of two acquisitions completed since the third quarter of 2014, and an increase in stock compensation expense. The increase in stock compensation expense is the result of performance-based restricted stock awards that vest upon achievement of Company performance targets. Given the Company’s performance during 2015, we concluded that achievement of one of the two performance targets was probable at the lowest level and recognized stock compensation expense. Given the Company’s improved performance during 2015, we concluded that achievement of both performance targets was probable, with achievement of one of the performance targets probable at its highest level, resulting in greater stock compensation expense related to the performance-based restricted stock awards in 2015 than 2014.

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

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision (benefit) for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands)	2016	2015	2014
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$113,897	$82,128	$51,422
Income tax expense	71,470	52,771	32,490
Interest expense	9,851	9,918	10,311
Amortization and depreciation	111,427	98,173	80,138
Provision (benefit) for credit losses	(612)	1,644	2,206
Net write-offs	(1,757)	(808)	(5,242)
Stock compensation expense	18,477	14,084	9,994
Gains attributable to mortgage servicing rights (1)	(192,825)	(133,631)	(96,515)
Adjusted EBITDA	$129,928	$124,279	$84,804

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table presents a period-to-period comparison of our adjusted EBITDA for the years ended December 31, 2016 and 2015:

ADJUSTED EBITDA – 2016 COMPARED TO 2015

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Origination fees	$174,360	$156,835	$17,525	11%
Servicing fees	140,924	114,757	26,167	23%
Net warehouse interest income	23,727	23,960	(233)	(1)%
Escrow earnings and other interest income	9,168	4,473	4,695	105%
Other revenues	33,858	34,075	(217)	(1)%
Personnel	(209,014)	(170,506)	(38,508)	23%
Net write-offs	(1,757)	(808)	(949)	117%
Other operating expenses	(41,338)	(38,507)	(2,831)	7%
Adjusted EBITDA	$129,928	$124,279	$5,649	5%

See the table above for the components of the change in adjusted EBITDA.  The increase in loan origination fees was largely the result of increases in loan origination volume of our two highest-margin products, Fannie Mae and HUD.  Servicing fees increased principally due to an increase in the average servicing portfolio from 2015 to 2016 as a result of new loan originations, the Servicing Portfolio Acquisition, and relatively few payoffs. Escrow earnings and other interest income increased largely due to a rise in the average outstanding balances of escrow accounts and an increase in the average earnings rate from 2015 to 2016. The increase in personnel expense was principally the result of higher loan originator commission costs due to the increase in origination fees and a higher concentration of origination fees coming from the top loan originators from 2015 to 2016, increased bonus expense due to our improved financial results year over year, and increased salaries expense due to an increase in average headcount. Other operating expenses increased primarily as a result of increases in travel and entertainment expense and office expenses due to the increase in average headcount.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents a period-to-period comparison of our adjusted EBITDA for the years ended December 31, 2015 and 2014:

ADJUSTED EBITDA – 2015 COMPARED TO 2014

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Origination fees	$156,835	$125,468	$31,367	25%
Servicing fees	114,757	98,414	16,343	17%
Net warehouse interest income	23,960	17,494	6,466	37%
Escrow earnings and other interest income	4,473	4,526	(53)	(1)%
Other revenues	34,075	18,355	15,720	86%
Personnel	(170,506)	(139,380)	(31,126)	22%
Net write-offs	(808)	(5,242)	4,434	(85)%
Other operating expenses	(38,507)	(34,831)	(3,676)	11%
Adjusted EBITDA	$124,279	$84,804	$39,475	47%

See the table above for the components of the change in adjusted EBITDA.  The increases in loan origination fees were largely related to the significant increases in the volume of loans originated, partially offset by decreases in the origination fee rate from 2014 to 2015 as the volume of adjustable-rate loan originations increased. Servicing fees increased principally due to an increase in the average servicing portfolio from 2014 to 2015 as a result of new loan originations. Net warehouse interest income increased largely due to increases in the average outstanding balances of loans held for sale and loans held for investment from 2014 to 2015. Other revenues increased primarily due to increases in prepayment fees and investment sales revenues. The increase in personnel expense was principally the result of higher loan originator commission costs due to higher loan origination volumes from 2014 to 2015, increased bonus expense due to our improved financial results year over year, and increased salaries expense due to an increase in average headcount as a result of two acquisitions completed since the third quarter of 2014. The decrease in net write offs was due to a decrease in the volume of risk-sharing losses settled with Fannie Mae. Other operating expenses increased primarily as a result of increases in travel and entertainment expense and office expenses due to an increase in average headcount.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income and other income, net of loan originations and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property, plant, and equipment. Our cash flows from investing activities also include the funding and repayment of loans held for investment and the purchase of preferred equity investments. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table presents a period-to-period comparison of the significant components of cash flows for the years ended December 31, 2016 and 2015. Certain prior-year balances have been adjusted for the adoption of a new accounting standard relating to the presentation of cash flows associated with restricted cash and restricted cash equivalents as more fully described in NOTE 2 of the consolidated financial statements.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2016 COMPARED TO 2015

	Year Ended December 31,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Net cash provided by (used in) operating activities	$759,366	$(1,338,715)	$2,098,081	(157)%
Net cash provided by (used in) investing activities	(66,761)	(27,232)	(39,529)	145%
Net cash provided by (used in) financing activities	(693,622)	1,385,504	(2,079,126)	(150)%
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	213,467	214,484	(1,017)	0%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$656,650	$(1,423,197)	$2,079,847	(146)%
Net cash provided by (used in) operating activities, excluding loan origination activity	102,716	84,482	18,234	22%

Cash flows from investing activities
Acquisitions, net of cash received	$(6,350)	$(12,767)	$6,417	(50)%
Purchase of mortgage servicing rights	(43,097)	—	(43,097)	N/A
Funding of preferred equity investments	(24,835)	—	(24,835)	N/A

Originations of loans held for investment	$(414,763)	$(180,375)	$(234,388)	130%
Principal collected on loans held for investment	425,820	172,323	253,497	147%
Net payoff of (investment in) loans held for investment	$11,057	$(8,052)	$19,109	(237)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(649,845)	$1,423,911	$(2,073,756)	(146)%
Borrowings of interim warehouse notes payable	325,828	137,397	188,431	137%
Repayments of interim warehouse notes payable	(355,738)	(125,542)	(230,196)	183%
Repurchase of common stock	(12,893)	(50,261)	37,368	(74)%

The decrease of $18.2 million in the unrestricted cash balance from December 31, 2015 to December 31, 2016 is primarily the result of $6.4 million of net cash used for acquisitions, $17.2 million used to fund restricted cash and pledged securities, $24.8 million used to fund preferred equity investments, $43.1 million used to purchase a servicing portfolio, and $12.9 million of cash used to repurchase shares of our own stock, partially offset by cash earnings.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations year over year is primarily attributable to the net receipt of $0.7 billion for the funding of loan originations, net of sales of loans to third parties during 2016 compared to net use of $1.4 billion during 2015. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $102.7 million during 2016 compared to $84.5 million during 2015. The significant components of the change included a $31.7 million increase in net income before noncontrolling interests, a $20.7 million increase in deferred tax expense (a non-cash expense), a $13.3 million increase in amortization and depreciation (a non-cash expense), and a $13.9 million benefit from the changes in performance deposits from borrowers, partially offset by a greater reduction to net income related to gains attributable to future servicing rights of $59.2 million.

The increase in cash used in investing activities is primarily attributable to net cash paid to purchase mortgage servicing rights of $43.1 million as the purchase of mortgage servicing rights was a transaction unique to 2016.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period and an increase in repayments of interim warehouse notes payable, partially offset by an increase in borrowings of interim warehouse notes payable and a decrease in cash used to repurchase and retire shares of our common stock. The substantial net repayment of warehouse borrowings during 2016 was due to a significant decrease in the unpaid principal balance of loans held for sale from December 31, 2015 to December 31, 2016, resulting in net repayments of warehouse borrowings during 2016. From December 31, 2014 to December 31, 2015, the unpaid principal balance of loans held for sale increased substantially, resulting in a substantial amount of net warehouse borrowings in 2015. The change in net borrowings of interim warehouse notes payable was principally due to an increase in payoffs of loans held for investment, partially offset by an increase in originations of loans held for investment year over year. During 2015, our repurchases of common stock included a single transaction of a large block of our shares of common stock from our largest stockholder at the time. Our share repurchases during 2016 have been in multiple transactions of smaller size.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

The following table presents a period-to-period comparison of the significant components of cash flows for the years ended December 31, 2015 and 2014. Certain prior-year balances have been adjusted for the adoption of a new accounting standard relating to the presentation of cash flows associated with restricted cash and restricted cash equivalents as more fully described in NOTE 2 of the consolidated financial statements.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2015 COMPARED TO 2014

	Year Ended December 31,		Dollar	Percentage
(dollars in thousands)	2015	2014	Change	Change
Net cash provided by (used in) operating activities	$(1,338,715)	$(703,001)	$(635,714)	90%
Net cash provided by (used in) investing activities	(27,232)	(115,640)	88,408	(76)%
Net cash provided by (used in) financing activities	1,385,504	787,927	597,577	76%
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$214,484	$194,927	$19,557	10%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(1,423,197)	$(776,544)	$(646,653)	83%
Net cash provided by (used in) operating activities, excluding loan origination activity	$84,482	$73,543	$10,939	15%

Cash flows from investing activities
Acquisitions, net of cash acquired	$(12,767)	$(23,417)	$10,650	(45)

Originations of loans held for investment	(180,375)	(339,802)	159,427	(47)%
Principal collected on loans held for investment	172,323	250,104	(77,781)	(31)%
Net investment in loans held for investment	$(8,052)	$(89,698)	$81,646	(91)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,423,911	$774,935	$648,976	84%
Borrowings of interim warehouse notes payable	137,397	248,024	(110,627)	(45)%
Repayments of interim warehouse notes payable	(125,542)	(179,941)	54,399	(30)%
Repayments of secured borrowings	—	(22,050)	22,050	(100)%
Repurchase of common stock	$(50,261)	$(37,593)	$(12,668)	34%

The increase in the unrestricted cash balance is primarily the result of net income before noncontrolling interests of $82.6 million, partially offset by $10.9 million of net cash used for the EFG Acquisition and $50.3 million of cash used to repurchase shares of our own stock.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operations is primarily attributable to the net use of $1.4 billion for the funding of loan originations, net of sales of loans to third parties during 2015 compared to $776.5 million during 2014. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $84.5 million during 2015 compared to $73.5 million during 2014. The significant components of the change included a $31.2 million increase in net income before noncontrolling interests and a $9.5 million decrease in the investment in other assets, partially offset by a greater reduction to net income related to gains attributable to future servicing rights of $37.1 million.

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

The increase in cash provided by financing activities was primarily attributable to the significant increase in net warehouse borrowings and reductions in repayments of interim warehouse notes payable and secured borrowings, partially offset by an increase in cash used to repurchase and retire shares of our common stock and a decrease in borrowings of interim warehouse notes payable. The increase in borrowings of warehouse notes payable was largely attributable to a larger increase in loans held for sale from December 31, 2015 to December 31, 2016 compared to the period from December 31, 2014 to December 31, 2015. The decrease in net borrowings of interim warehouse notes payable was principally due to an increase in loan payoffs year over year. The repayment of secured borrowings was a unique activity in 2014 with no comparable activity in 2015.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of (i) short-term liquidity necessary to fund loans held for sale; (ii) liquidity necessary to fund loans held for investment under the Interim Program; (iii) liquidity necessary to fund our preferred equity investments; (iv) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent, advances on insurance and tax payments if the escrow funds are insufficient, and payments for income taxes; and (v) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2016. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2016, the net worth requirement was $129.6 million and our net worth was $633.2 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2016, we were required to maintain at least $25.1 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2016, we had operational liquidity of $115.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. As of December 31, 2016, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $24.8 million of which has been funded. We expect to fund the remaining commitment amount over the next 12 months. We may make additional commitments to fund preferred equity investments in the future.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million and invested $93.3 million of cash in acquisitions and the purchase of mortgage servicing rights. During the first quarter of 2016, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock over a 12-month period that ended on February 9, 2017.  We repurchased 0.4 million shares of our stock under this program for an aggregate cost of $9.2 million during 2016. Additionally, we may execute additional acquisitions if the economics of such acquisitions are favorable. In February 2017, our Board for Directors approved a new stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning on February 10, 2017.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements, including payments for income taxes. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future. Additionally, we do not expect to incur tax payments outside the normal course of business for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan.

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of December 31, 2016, we held substantially all of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $78.4 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2016 collateral requirements as outlined above. As of December 31, 2016, reserve requirements for the December 31, 2016 DUS loan portfolio will require us to fund $54.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2016.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of December 31, 2016.

	December 31, 2016
(dollars in thousands)	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Agency warehouse facility #1	$425,000	$109,087	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	274,181	30-day LIBOR plus 1.40%
Agency warehouse facility #3	680,000	320,801	30-day LIBOR plus 1.35%
Agency warehouse facility #4	350,000	186,869	30-day LIBOR plus 1.40%
Agency warehouse facility #5	30,000	14,551	30-day LIBOR plus 1.80%
Fannie Mae repurchase agreement, uncommitted line and open maturity	1,500,000	943,505	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,635,000	$1,848,994

Interim warehouse facility #1	$85,000	$36,916	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	70,196	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	36,005	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$143,117
Total warehouse facilities	$3,995,000	$1,992,111

Agency Warehouse Facilities

To provide financing to borrowers under the Agencies’ programs, we have six warehouse credit facilities that we use to fund substantially all of our loan originations. As of December 31, 2016, we had five committed warehouse lines of credit in the aggregate amount of $2.1 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”).  Consistent with industry practice, four of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every 18 months, and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1:

We have a Warehousing Credit and Security Agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 30, 2017. The Warehousing Credit and Security Agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points.  The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on our operating subsidiary, Walker and Dunlop, LLC, (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to our certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by us, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

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

•	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0.

The Warehousing Credit and Security Agreement contains customary events of default,  which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods.

During the fourth quarter of 2016, we executed the 12th amendment to the credit and security agreement that extended the maturity date to October 30, 2017. No other material modifications were made to the agreement during 2016.

Agency Warehouse Facility #2:

We have a Warehousing Credit and Security Agreement with a syndicate of national banks for a $650.0 million committed warehouse line that is scheduled to mature on June 21, 2017. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at LIBOR plus 140 basis points. During the second quarter of 2016, we executed the eighth amendment to the amended and restated credit and security agreement that extended the maturity date to June 21, 2017. No other material modifications were made to the agreement during 2016.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

We have a $680.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2017. The total commitment amount of $680.0 million as of December 31, 2016 consists of a base committed amount of $280.0 million and a temporary increase of $400.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 135 basis points. During the second quarter of 2016, we executed the fourth amendment to the credit and security agreement that increased the committed amount to $280.0 million, decreased the interest rate to 30-day LIBOR plus 135 basis points, and extended the maturity date to April 30, 2017. Additionally, during the second and third quarters of 2016, we executed the fifth and sixth amendments to the credit and security agreement that provide temporary increases totaling $400.0 million to the maximum borrowing capacity that expire in January 2017, at which time the maximum borrowing capacity will return to $280.0 million. No other material modifications were made to the agreement during 2016.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

We have a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 27, 2017. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points. During the fourth quarter of 2016, we executed the second amendment to the warehouse loan and security agreement that provided a $100.0 million permanent increase to the maximum borrowing capacity and extended the maturity date of the facility to October 27, 2017.  No other material modifications were made to the agreement during 2016.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

During the third quarter of 2016, we executed a warehousing credit and security agreement to establish Agency Warehouse Facility #5. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $30.0 million and is scheduled to mature in January 2018. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. No material modifications were made to the agreement in 2016.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #5.

Uncommitted Agency Warehouse Facility:

We have a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at LIBOR plus 115 basis points, with a minimum LIBOR rate of 35 basis points. There is no expiration date for this facility. During 2016, Fannie Mae increased the maximum borrowing capacity from $450.0 million to $1.5 billion. The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.4 billion as of December 31, 2016 (“Interim Warehouse Facilities”).  Consistent with industry practice, one of these facilities is a revolving commitment we expect to renew annually and two are revolving commitments we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $85.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2017. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2016, we executed the sixth amendment to the credit and security agreement that extended the maturity date to April 30, 2017. No other material modifications were made to the agreement during 2016.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Interim Warehouse Facility #2:

We have a $200.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2017.  The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications were made to the agreement during 2016.

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

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 19, 2017. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility.  Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2016, we exercised our option to extend the maturity date of the repurchase agreement to May 19, 2017. Additionally, we executed the second amendment to the repurchase agreement that provides us with an additional unilateral option to extend the maturity date one year. As a result of the amendment, we now have three remaining one-year options that, if exercised, extend the maturity date through May 19, 2020. No other material modifications were made to the agreement during 2016.

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

The agreements above contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. As of December 31, 2016, we were in compliance with all of our warehouse line covenants.

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

The Term Loan requires mandatory prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. In April of 2015, we made a mandatory prepayment of $3.6 million. In connection with the mandatory prepayment, our quarterly principal installments were reduced to $0.3 million from $0.4 million, beginning with the June 30, 2015 principal payment. The final principal installment of the Term Loan is required to be paid in full on December 20, 2020 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The calculated Consolidated Corporate Leverage Ratio dropped to below 2.50 in 2014. Consequently, the applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of December 31, 2016.

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

In addition, the Term Loan Agreement requires us to abide by certain financial covenants calculated for us and our subsidiaries on a consolidated basis as follows:

•

As of the last day of any fiscal quarter ending during the periods specified below, permit the Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement) to be greater than the corresponding ratio set forth below:

	Maximum Ratio
Closing Date through December 31, 2014	5.00	to	1.0
January 1, 2015 through December 31, 2015	4.75	to	1.0
January 1, 2016 through December 31, 2016	4.50	to	1.0
January 1, 2017 and thereafter	4.25	to	1.0

•	As of the last day of any fiscal quarter permit the Consolidated Corporate Interest Coverage Ratio (as defined in the Term Loan Agreement) to be less than 2.75 to 1.00.
•	As of the last day of any fiscal quarter permit the Asset Coverage Ratio (as defined in the Term Loan Agreement) to be less than 1.50 to 1.00.

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

As of December 31, 2016, the outstanding principal balance of the note payable was $167.3 million.

The note payable and the warehouse facilities are senior obligations of the Company. As of December 31, 2016, we were in compliance with all covenants related to the Term Loan Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	For the year ended December 31,
(dollars in thousands)	2016	2015	2014
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$20,669,404	$17,180,577	$15,116,490
Fannie Mae Modified Risk	6,396,812	4,970,569	4,747,015
Freddie Mac Modified Risk	53,368	53,506	53,635
GNMA - HUD Full Risk	4,431	4,585	4,728
Total risk-sharing servicing portfolio	$27,124,015	$22,209,237	$19,921,868

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$661,948	$763,942	$657,920
Freddie Mac No Risk	20,635,042	17,756,501	12,863,070
GNMA - HUD No Risk	9,151,363	5,653,224	5,824,253
Brokered	5,286,473	3,595,990	4,539,461
Total non risk-sharing servicing portfolio	$35,734,826	$27,769,657	$23,884,704

Total loans serviced for others	$62,858,841	$49,978,894	$43,806,572

Interim loans (full risk) servicing portfolio	222,313	233,370	225,318

Total servicing portfolio unpaid principal balance	$63,081,154	$50,212,264	$44,031,890

At risk servicing portfolio (1)	$24,072,347	$19,544,422	$17,393,870
Maximum exposure to at risk portfolio (2)	4,921,802	4,062,971	4,072,911
60+ day delinquencies, within at risk portfolio	—	—	16,610
At risk loan balances associated with allowance for risk-sharing obligations	$—	$16,884	$25,609

60+ day delinquencies as a percentage of the at risk portfolio	0.00%	0.00%	0.10%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02%	0.03%	0.02%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	N/A	33.08%	15.24%
Allowance for risk-sharing as a percentage of maximum exposure	0.07%	0.14%	0.10%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.73%	0.82%	0.71%

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

We use several techniques to manage our risk exposure under the Fannie Mae DUS risk-sharing program. These techniques include maintaining a strong underwriting and approval process, evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals, limiting our geographic market and borrower exposures, and electing the modified risk-sharing option under the Fannie Mae DUS program.

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

A provision for risk-sharing obligations is recorded, and the allowance for risk-sharing obligations is increased, when it is probable that we have incurred risk-sharing obligations. We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on a watch list, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, and delinquency.

The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral, and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. Our estimates of value are determined considering broker opinions and other sources of market value information relevant to underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

As of both December 31, 2016 and 2015, none of our at risk balances was more than 60 days delinquent. For the years ended December 31, 2016, 2015, and 2014, our provisions for risk-sharing obligations were a net benefit of $0.1 million, a provision of $1.7 million, and a provision of $1.8 million, respectively. The net benefit for the year ended December 31, 2016 is the result of a $0.8 million aggregate recovery related to the losses on two loans previously settled with Fannie Mae.

As of December 31, 2016 and 2015, our allowance for risk-sharing obligations was $3.6 million and $5.6 million, respectively, or two basis points and three basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower for a period of four months. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of December 31, 2016, we had advanced $0 of principal and interest payments on the loans associated with our $3.6 million allowance. As of December 31, 2015, we had advanced $0.1 million of principal and interest payments on the loans associated with our $5.6 million allowance at that time.

For the ten-year period from January 1, 2006 through December 31, 2016, we recognized net write-offs of risk-sharing obligations of $24.4 million, or an average of two basis points annually of the average at risk Fannie Mae portfolio balance.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. We believe our recurring cash flows from operations and proceeds from loan sales and loan payoffs will provide sufficient cash flows to cover the scheduled payments over the near term related to our contractual obligations outstanding as of December 31, 2016.

Contractual payments due under warehouse facility obligations, long-term debt, and other obligations at December 31, 2016 are as follows:

			Due after 1	Due after 3
		Due in 1 Year	Year through 3	Years through	Due after 5
(in thousands)	Total	or Less	Years	5 Years	Years
Long-term debt (1)	$201,791	$9,860	$19,564	$172,367	$—
Warehouse facilities (2)	2,001,800	1,881,776	120,024	—	—
Operating leases	29,423	5,328	9,790	7,901	6,404
Purchase obligations	4,361	2,348	1,993	20	—
Preferred equity investments (3)	17,984	17,984	—	—	—
Total	$2,255,359	$1,917,296	$151,371	$180,288	$6,404

(1)	Interest for long-term debt is based on a variable rate. Such interest is included here and based on the effective interest rate for long-term debt as of December 31, 2016.
(2)

To be repaid from proceeds from loan sales for facilities relating to loans held for sale and from proceeds from payoffs for facilities relating to loans held for investment under the Interim Program. Includes interest at the effective interest rate for warehouse borrowings as of December 31, 2016.

(3)	The preferred equity investments do not have a specific commitment date. We anticipate that we will fund the remaining committed amount over the next 12 months.

New/Recent Accounting Pronouncements

NOTE 2 of the financial statements in Item 15 of Part IV in this Annual Report on Form 10-K contains a table that presents the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact the Company but have not yet been adopted by the Company and a listing that presents the accounting standards adopted by the Company during 2016. Although we do not believe any of the accounting pronouncements listed in that table will have a significant impact on our business activities or compliance with our debt covenants, we are still in the process of determining the impact some of the new pronouncements may have on our financial results and operating activities.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

For loans held for sale to Fannie Mae, Freddie Mac, and HUD, we are not currently exposed to unhedged interest rate risk during the loan commitment, closing, and delivery processes. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is typically effectuated within 60 days of closing. The coupon rate for the loan is set after we have established the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2016 and 2015 was 77 basis points and 43 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $15.7 million based on our escrow balance as of December 31, 2016 compared to $10.6 million based on our escrow balance as of December 31, 2015. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $11.3 million based on the escrow balance as of December 31, 2016 compared to $4.5 million based on our escrow balance as of December 31, 2015.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100-basis point increase in 30-day LIBOR would decrease our annual net warehouse interest income by approximately $10.4 million based on our outstanding warehouse balance as of December 31, 2016 compared to $9.1 million based on our outstanding warehouse balance as of December 31, 2015. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $8.0 million based on our outstanding warehouse balance as of December 31, 2016 compared to $3.9 million as of December 31, 2015.

All of our corporate debt is based on 30-day LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $1.3 million based on our outstanding corporate debt as of December 31, 2016 compared to $0.7 million based on our outstanding corporate debt as of December 31, 2015. A decrease in 30-day LIBOR to zero would not have an impact on our 2016 or 2015 annual earnings as our corporate debt outstanding as of December 31, 2016 and 2015 had a LIBOR floor of 100 basis points.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $21.2 million as of December 31, 2016 compared to $16.0 million as of December 31, 2015. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of December 31, 2016 and 2015, 87% of the servicing fees are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Walker & Dunlop, Inc. and subsidiaries and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, listed in Item 15, are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2017 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See “Available Information.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our employee stock-based compensation plans required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS – Equity Compensation Plan Information.”

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

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 21, 2017)
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

10.11†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)
10.12†	Management Deferred Stock Unit Purchase Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)
10.13†	Management Deferred Stock Unit Purchase Matching Program, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)
10.14†	Form of Restricted Common Stock Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.15†

Amendment to Restricted Stock Award Agreement (Employee) (2010 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.16†	Form of Restricted Common Stock Award Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.17†

Amendment to Restricted Stock Award Agreement (Director) (2010 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.18†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.19†	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.20†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.21†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.22†

Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.23†

Form of Amendment to Deferred Stock Unit Award Agreement (Purchase Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.24†	Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.25†*	Amendment No. 1 to Walker & Dunlop, Inc. 2015 Equity Incentive Plan
10.26†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.27†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.28†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.29†	Form of Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.30†	Form of Restricted Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.31†	Form of Deferred Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.32	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)
10.33†

Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.34†

Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors Election Form (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.35†

Walker & Dunlop, Inc. 2015 Equity Incentive Plan Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.36†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.37†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.38†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.39†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.40†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.41†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Cynthia A. Hallenbeck (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.42†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.43†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard C. Warner (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.44†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.45†

Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.46†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.47

Amended and Restated Warehousing Credit and Security Agreement, dated as of June 25, 2013, by and among Walker & Dunlop, LLC, as borrower, Walker & Dunlop, Inc., as guarantor, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.48

First Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.49

Second Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 17, 2014, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

10.50

Third Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of August 26, 2014, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.51

Fourth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 17, 2015, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2015)

10.52

Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of October 26, 2015, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2015)

10.53

Sixth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of December 24, 2015, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015)

10.54

Seventh Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of February 12, 2016, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016)

10.55

Eighth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 16, 2016, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2016)

10.56

Ninth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of December 12, 2016, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2016)

10.57

Amended and Restated Guaranty and Suretyship Agreement, dated as of June 25, 2013, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2013)

10.58

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.59

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.60

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.61

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.62

Credit Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.63

First Amendment to Credit Agreement, dated as of March 10, 2015, by and among Walker & Dunlop, Inc., as borrower, certain subsidiary guarantors, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015)

10.64

Guarantee and Collateral Agreement, dated as of December 20, 2013, among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2016
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	XBRL Instance Document
101.2*	XBRL Taxonomy Extension Schema Document
101.3*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4*	XBRL Taxonomy Extension Definition Linkbase Document
101.5*	XBRL Taxonomy Extension Label Linkbase Document
101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:Denotes a management contract or compensation plan, contract or arrangement.

*:Filed herewith.

**: Furnished herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 24, 2017
William M. Walker	Officer (Principal Executive Officer)

/s/ Alan J. Bowers	Director	February 24, 2017
Alan J. Bowers

/s/ Cynthia A. Hallenbeck	Director	February 24, 2017
Cynthia A. Hallenbeck

/s/ Michael D. Malone	Director	February 24, 2017
Michael D. Malone

/s/ John Rice	Director	February 24, 2017
John Rice

/s/ Dana L. Schmaltz	Director	February 24, 2017
Dana L. Schmaltz

/s/ Howard W. Smith, III	President and Director	February 24, 2017
Howard W. Smith, III

/s/ Stephen P. Theobald	Executive Vice President, Chief Financial	February 24, 2017
Stephen P. Theobald	Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walker & Dunlop, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of Walker & Dunlop, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc.:

We have audited Walker & Dunlop, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Walker & Dunlop, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Walker & Dunlop, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 24, 2017

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except per share data)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$118,756	$136,988
Restricted cash	9,861	5,306
Pledged securities, at fair value	84,850	72,190
Loans held for sale, at fair value	1,858,358	2,499,111
Loans held for investment, net	220,377	231,493
Servicing fees and other receivables, net	29,459	23,844
Derivative assets	61,824	11,678
Mortgage servicing rights	521,930	412,348
Goodwill and other intangible assets	97,372	91,488
Other assets	49,645	30,545
Total assets	$3,052,432	$3,514,991

Liabilities
Accounts payable and other liabilities	$93,211	$67,684
Performance deposits from borrowers	10,480	5,112
Derivative liabilities	4,396	1,333
Guaranty obligation, net of accumulated amortization	32,292	27,570
Allowance for risk-sharing obligations	3,613	5,586
Deferred tax liabilities, net	139,020	101,425
Warehouse notes payable	1,990,183	2,649,470
Note payable	164,163	164,462
Total liabilities	$2,437,358	$3,022,642

Equity
Preferred shares, 50,000 authorized, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,551 shares at December 31, 2016 and 29,466 shares at December 31, 2015	296	295
Additional paid-in capital	228,889	215,575
Retained earnings	381,031	272,030
Total stockholders’ equity	$610,216	$487,900
Noncontrolling interests	4,858	4,449
Total equity	$615,074	$492,349
Commitments and contingencies (NOTE 10)	—	—
Total liabilities and equity	$3,052,432	$3,514,991

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31, 2016, 2015, and 2014

(In thousands, except per share data)

	2016	2015	2014
Revenues
Gains from mortgage banking activities	$367,185	$290,466	$221,983
Servicing fees	140,924	114,757	98,414
Net warehouse interest income, loans held for sale	16,245	14,541	11,343
Net warehouse interest income, loans held for investment	7,482	9,419	6,151
Escrow earnings and other interest income	9,168	4,473	4,526
Other	34,272	34,542	18,355
Total revenues	$575,276	$468,198	$360,772

Expenses
Personnel	$227,491	$184,590	$149,374
Amortization and depreciation	111,427	98,173	80,138
Provision (benefit) for credit losses	(612)	1,644	2,206
Interest expense on corporate debt	9,851	9,918	10,311
Other operating expenses	41,338	38,507	34,831
Total expenses	$389,495	$332,832	$276,860
Income from operations	$185,781	$135,366	$83,912
Income tax expense	71,470	52,771	32,490
Net income before noncontrolling interests	$114,311	$82,595	$51,422
Less: net income from noncontrolling interests	414	467	—
Walker & Dunlop net income	$113,897	$82,128	$51,422

Basic earnings per share	$3.87	$2.76	$1.60
Diluted earnings per share	$3.65	$2.65	$1.58

Basic weighted average shares outstanding	29,432	29,754	32,210
Diluted weighted average shares outstanding	31,172	30,949	32,624

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Years ended December 31, 2016, 2015, and 2014

(In thousands)

		Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances at December 31, 2013	34,000	$340	$244,954	$157,547	$—	$402,841
Walker & Dunlop net income	—	—	—	51,422	—	51,422
Stock-based compensation - equity classified	—	—	9,063	—	—	9,063
Issuance of common stock in connection with equity compensation plans	403	4	1,832	—	—	1,836
Issuance of unvested restricted common stock in connection with acquisitions	—	—	5,920	—	—	5,920
Repurchase and retirement of common stock (NOTE 12)	(2,581)	(26)	(37,567)	—	—	(37,593)
Tax benefit from vesting of restricted shares	—	—	(38)	—	—	(38)
Balances at December 31, 2014	31,822	$318	$224,164	$208,969	$—	$433,451
Walker & Dunlop net income	—	—	—	82,128	—	82,128
Net income from noncontrolling interests	—	—	—	—	467	467
Stock-based compensation - equity classified	—	—	13,428	—	—	13,428
Issuance of common stock in connection with equity compensation plans	815	8	5,653	—	—	5,661
Issuance of unvested restricted common stock in connection with acquisitions	—	—	1,892	—	—	1,892
Repurchase and retirement of common stock (NOTE 12)	(3,171)	(31)	(31,163)	(19,067)	—	(50,261)
Tax benefit from vesting of restricted shares	—	—	1,410	—	—	1,410
Noncontrolling interests acquired	—	—	—	—	4,339	4,339
Other	—	—	191	—	(357)	(166)
Balance at December 31, 2015	29,466	$295	$215,575	$272,030	$4,449	$492,349
Cumulative effect from change in accounting for stock compensation	—	—	135	(120)	—	15
Walker & Dunlop net income	—	—	—	113,897	—	113,897
Net income from noncontrolling interests	—	—	—	—	414	414
Stock-based compensation - equity classified	—	—	17,616	—	—	17,616
Issuance of common stock in connection with equity compensation plans	645	6	3,759	—	—	3,765
Repurchase and retirement of common stock (NOTE 12)	(560)	(5)	(8,112)	(4,776)	—	(12,893)
Other	—	—	(84)	—	(5)	(89)
Balance at December 31, 2016	29,551	$296	$228,889	$381,031	$4,858	$615,074

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015, and 2014

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income before noncontrolling interests	$114,311	$82,595	$51,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(192,825)	(133,631)	(96,515)
Change in the fair value of premiums and origination fees (NOTE 2)	(10,796)	1,959	2,059
Amortization and depreciation	111,427	98,173	80,138
Stock compensation–equity and liability classified	18,477	14,084	9,994
Provision (benefit) for credit losses	(612)	1,644	2,206
Deferred tax expense	37,595	16,919	10,260
Originations of loans held for sale	(12,040,559)	(12,111,553)	(8,103,452)
Sales of loans to third parties	12,697,209	10,688,356	7,326,908
Amortization of deferred loan fees and costs	(1,578)	(1,775)	(1,273)
Amortization of debt issuance costs and debt discount	5,581	3,756	4,174
Origination fees received from loans held for investment	2,104	1,429	2,145
Tax shortfall (benefit) from vesting of equity awards	—	(1,410)	38
Cash paid to settle risk-sharing obligations	(1,613)	(795)	(2,138)
Changes in:
Servicing fees and other receivables	(5,744)	(623)	1,943
Other assets	(1,014)	2,974	(11,759)
Accounts payable and other liabilities	22,035	7,739	12,415
Performance deposits from borrowers	5,368	(8,556)	8,434
Net cash provided by (used in) operating activities	$759,366	$(1,338,715)	$(703,001)

Cash flows from investing activities
Capital expenditures	$(2,478)	$(1,413)	$(2,525)
Purchase of equity-method investments	—	(5,000)	—
Funding of preferred equity investments	(24,835)	—	—
Net cash paid to increase ownership interest in a previously held equity-method investment	(1,058)	—	—
Acquisitions, net of cash received	(6,350)	(12,767)	(23,417)
Purchase of mortgage servicing rights	(43,097)	—	—
Originations of loans held for investment	(414,763)	(180,375)	(339,802)
Principal collected on loans held for investment	425,820	172,323	250,104
Net cash provided by (used in) investing activities	$(66,761)	$(27,232)	$(115,640)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(649,845)	$1,423,911	$774,935
Borrowings of interim warehouse notes payable	325,828	137,397	248,024
Repayments of interim warehouse notes payable	(355,738)	(125,542)	(179,941)
Repayments of note payable	(1,104)	(4,819)	(1,750)
Repayments of secured borrowings	—	—	(22,050)
Proceeds from issuance of common stock	3,765	7,553	7,756
Repurchase of common stock	(12,893)	(50,261)	(37,593)
Debt issuance costs	(3,630)	(4,145)	(1,416)
Distributions to noncontrolling interests	(5)	—	—
Tax benefit from vesting of equity awards	—	1,410	(38)
Net cash provided by (used in) financing activities	$(693,622)	$1,385,504	$787,927

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (CONTINUED)

Years ended December 31, 2016, 2015, and 2014

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(1,017)	$19,557	$(30,714)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	214,484	194,927	225,641
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$213,467	$214,484	$194,927

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$39,311	$32,854	$23,950
Cash paid for income taxes	34,432	34,832	18,481

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

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products and provides multifamily investment sales brokerage services. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). The Company also offers a proprietary loan program offering interim loans.

Through the third quarter of 2016, we offered commercial mortgage-backed securities (“CMBS”) executions through our own proprietary CMBS platform (the “CMBS Program”). We terminated the CMBS Program in the fourth quarter of 2016. Prior to 2016, the CMBS Program was managed through a partnership with another entity in which we owned less than 50%. At the beginning of the first quarter of 2016, the other partner exited the CMBS Program, and we assumed full ownership of the CMBS Program. We consolidated the operations of the CMBS Program in our financial statements during 2016 and accounted for our investment in the partnership under the equity method of accounting prior to 2016. In connection with the termination of the CMBS Program in 2016, we recognized $2.0 million of severance and other termination costs.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2016. There have been no material events that would require recognition in the consolidated financial statements. The Company has made certain disclosures in the notes to the consolidated financial statements of events that have occurred subsequent to December 31, 2016. No other material subsequent events have occurred that would require disclosure.

Use of Estimates—The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including guaranty obligations, allowance for risk-sharing obligations, allowance for loan losses, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Gains from Mortgage Banking Activities and Mortgage Servicing Rights—Gains from mortgage banking activities income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

with any guaranty obligations retained. For loans the Company brokers, gains from mortgage banking activities are recognized when the loan is closed and represent the origination fee earned by the Company. The co-broker fees for the years ended December 31, 2016, 2015, and 2014 were $35.8 million, $18.0 million, and $15.9 million, respectively.

Transfer of financial assets is reported as a sale when (a) the transferor surrenders control over those assets, (b) the transferred financial assets have been legally isolated from the Company’s creditors, (c) the transferred assets can be pledged or exchanged by the transferee, and (d) consideration other than beneficial interests in the transferred assets is received in exchange. The transferor is considered to have surrendered control over transferred assets if, and only if, certain conditions are met. The Company determined that all loans sold during the periods presented met these specific conditions and accounted for all transfers of loans held for sale as completed sales.

When a loan is sold, the Company retains the right to service the loan and initially recognizes an individual mortgage servicing right (“MSR”) for the loan sold at fair value. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with servicing the loans, net of the expected net cash flows associated with any guaranty obligations. The following describes the principal assumptions used in estimated capitalized MSRs:

Discount rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were 10% to 15% for each of the periods presented and varied based on loan type.

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

The assumptions used to estimate the fair value of MSRs at loan sale are based on internal models and are compared to assumptions used by other market participants periodically. When such comparisons indicate that these assumptions have changed significantly, the Company adjusts its assumptions accordingly.

Subsequent to the initial measurement date, MSRs are amortized using the interest method over the period that servicing income is expected to be received and presented as a component of Amortization and depreciation in the Consolidated Statements of Income. For MSRs recognized at loan sale, the individual loan-level MSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. We evaluate MSRs for impairment quarterly. The Company tests for impairment on the purchased stand-alone servicing portfolio separately from the Company’s other MSRs. The MSRs from both stand-alone portfolio purchases and from loan sales are tested for impairment at the portfolio level. The Company engages a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

The fair value of MSRs acquired through a stand-alone servicing portfolio purchase is equal to the purchase price paid. For purchased stand-alone servicing portfolios, we record a portfolio-level MSR asset and determine the estimated life of the portfolio based on the prepayment characteristics of the portfolio. We subsequently amortize such MSRs and test for impairment quarterly as discussed in more detail above.

For MSRs related to purchased stand-alone servicing portfolios, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual MSRs do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed.

Guaranty Obligation and Allowance for Risk-sharing Obligations—When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. Upon loan sale, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized and presented as Guaranty obligation, net of accumulated amortization. The recognized guaranty obligation is the greater of the fair value of the Company’s obligation to stand ready to perform over the term of the guaranty (the noncontingent guaranty) and the fair value of the Company’s obligation to make future payments should those triggering events or conditions occur (contingent guaranty).

Historically, the fair value of the contingent guaranty at inception has been de minimis; therefore, the fair value of the noncontingent guaranty has been recognized. In determining the fair value of the guaranty obligation, the Company considers the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan (historically three to five basis points per year) discounted using a 12-15 percent discount rate. The discount rate used is consistent with what is used for the calculation of the MSR for each loan. The estimated life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty. Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method as a component of and reduction to Amortization and depreciation in the Consolidated Statements of Income, unless, as discussed more fully below, the loan defaults or management determines that the loan’s risk profile is such that amortization should cease.

The Company monitors the performance of each risk-sharing loan for events or conditions which may signal a potential default. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable (as the loan is probable of foreclosure or in foreclosure), the Company records a liability for the estimated allowance for risk-sharing (a “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Consolidated Statements of Income, along with a write-off of the associated loan-specific MSR.

The amount of the allowance considers the Company’s assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan. We regularly monitor the specific reserves on all applicable loans and update loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements.

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

For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The total of the specific reserves and general reserves is presented as Allowance for risk-sharing obligations in the Consolidated Balance Sheets.

Loans Held for Investment, net—The Company offers an interim loan program for floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent GSE or HUD (collectively, the “Agencies”) financing (the “Interim Program”). These loans are classified as held for investment on the Company’s consolidated balance sheet during such time that they are outstanding. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics with no geographic concentration.

The Company uses the interest method to determine an effective yield to amortize the loan fees and costs on real estate loans held for investment. All loans held for investment are floating-rate loans; therefore, the Company uses the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments, if any, to determine periodic amortization. As of December 31, 2016, Loans held for investment, net consisted of 12 loans with an aggregate $222.3 million of unpaid principal balance less $1.5 million of net unamortized deferred fees and costs and $0.4 million of allowance for loan losses. As of December 31, 2015, Loans held for investment, net consisted of 13 loans with an aggregate $233.4 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $0.8 million of allowance for loan losses.

The Company will reclassify loans held for investment as loans held for sale if it determines that the loans will be sold or transferred to third parties. To date, the Company has not sold any of its loans held for investment.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in the portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by the aggregate outstanding principal balance, delinquency status, historic loss experience, and other conditions influencing loss expectations, such as economic conditions.

The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The collective allowance is based on recent historical loss probability and historical loss rates incurred in our risk-sharing portfolio, adjusted as needed for current market conditions. We use the loss experience from our risk-sharing portfolio as a proxy for losses incurred in our loans held for investment portfolio since (i) we have not experienced any actual losses related to our loans held for investment to date and (ii) the loans in the loans-held-for-investment portfolio have similar characteristics to loans held in the risk-sharing portfolio. The allowance for loan losses recorded as of December 31, 2016 and December 31, 2015 is based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2016 or December 31, 2015. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Consolidated Statements of Income. Provision (benefit) for credit losses consisted of the following activity for the years ended December 31, 2016, 2015, and 2014:

(in thousands)	2016	2015	2014
Provision (benefit) for loan losses	$(467)	$(36)	$423
Provision (benefit) for risk-sharing obligations	(145)	1,680	1,783
Provision (benefit) for credit losses	$(612)	$1,644	$2,206

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

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. The Company performs its impairment testing annually as of October 1. The annual impairment analysis begins by comparing the Company’s market capitalization to its net assets. If the market capitalization exceeds the net asset value, further analysis is not required, and goodwill is not considered impaired. As of the date of our latest annual impairment test, October 1, 2016, the Company’s market capitalization exceeded its net asset value by $218.6 million, or 38.5%. As of December 31, 2016, there have been no events subsequent to that analysis that are indicative of an impairment loss.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status at December 31, 2016 and 2015.

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

Stock option awards are granted principally to executive officers, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and are granted with a ten-year exercise period, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option life, the estimated dividend yield, a “risk-free” interest rate, and the expected volatility. For each of the years presented, the Company used the simplified method to estimate the expected term of the options as the Company did not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term. The Company uses an estimated dividend yield of zero as the Company has not historically issued dividends and does not currently pay dividends. For the “risk-free” rate, the Company uses a U.S. Treasury Bond due in a number of years equal to the option’s expected term. For all years presented in the Consolidated Statements of Income, the expected volatility was calculated based on the Company’s historical common stock volatility. The Company issues new shares from the pool of authorized but not yet issued shares when an employee exercises stock options.

Generally, the Company’s stock option and restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment.  Restricted stock awards for non-employee directors fully vest after one year.

In 2014 and 2016, the Company offered a performance share plan (“PSP”) for the Company’s executives and certain other members of senior management. The performance period for each PSP is three full calendar years beginning on January 1 of the first year of the performance period. Participants in the PSP receive restricted stock units (“RSUs”) on the grant date for the PSP. If the performance targets are met at the end of the performance period and the participant remains employed by the Company, the participant fully vests in the RSUs, which immediately convert to unrestricted shares of common stock. If the performance targets are not met or the participant is no longer employed by the Company, the participant forfeits the RSUs. The performance targets for the 2014 PSP are based on meeting adjusted diluted earnings per share and total revenues goals. The performance targets for the 2016 PSP are based on meeting diluted earnings per share, return on equity, and total revenues goals. The Company records compensation expense for the PSP based on the grant-date fair value in an amount proportionate to the service time rendered by the participant when it is probable that the achievement of the goals will be met.

Compensation expense is adjusted for actual forfeitures and is recognized on a straight-line basis, for each separately vesting portion of the award as if the award were in substance multiple awards, over the requisite service period of the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

award. Share-based compensation is recognized within the income statement as Personnel, the same expense line as the cash compensation paid to the respective employees.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. For the periods presented in the Consolidated Balance Sheets, all loans that were held for sale were financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and year ended December 31, 2016 and 2015 are the following components:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Warehouse interest income - loans held for sale	$47,523	$37,675	$24,615
Warehouse interest expense - loans held for sale	(31,278)	(23,134)	(13,272)
Net warehouse interest income - loans held for sale	$16,245	$14,541	$11,343

Warehouse interest income - loans held for investment	$12,808	$15,456	$11,092
Warehouse interest expense - loans held for investment	(5,326)	(6,037)	(4,941)
Net warehouse interest income - loans held for investment	$7,482	$9,419	$6,151

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

As noted below in greater detail, in 2016 the Company early adopted an accounting standard related to the presentation of the statement of cash flows that requires entities to show the change in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. For presentation in the Consolidated Statements of Cash Flows, the Company considers Pledged securities, at fair value to be restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Consolidated Statements of Cash Flows to the related captions in the Consolidated Balance Sheets as of December 31, 2016, 2015, 2014, and 2013.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2016	2015	2014	2013
Cash and cash equivalents	$118,756	$136,988	$113,354	$170,563
Restricted cash	9,861	5,306	13,854	5,427
Pledged securities, at fair value (restricted cash equivalents)	84,850	72,190	67,719	49,651
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$213,467	$214,484	$194,927	$225,641

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

The Company had no accruals for tax uncertainties as of December 31, 2016 and 2015.

Comprehensive Income—For the years ended December 31, 2016, 2015, and 2014, comprehensive income equaled Net income before noncontrolling interests; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 5 and 10), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. The balance of securities pledged against Fannie Mae risk-sharing obligations and included as a component of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2016 and 2015 was $80.5 million and $70.9 million, respectively. Additionally, the Company has pledged an immaterial amount of cash as collateral against its risk-sharing obligations with Fannie Mae and Freddie Mac. The pledged securities as of December 31, 2016 and 2015 consist primarily of a highly liquid investment valued using quoted market prices from recent trades, and are therefore considered restricted cash equivalents for presentation in the Consolidated Statements of Cash Flows.

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2016 and 2015.

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

The Company places the cash and temporary investments with high-credit-quality financial institutions and believes no significant credit risk exists. The counterparties to the loans held for sale and funding commitments are owners of residential multifamily properties located throughout the United States. Mortgage loans are generally transferred or sold within 60 days from the date that a mortgage loan is funded. There is no material counterparty risk with respect to the Company's funding commitments as each potential borrower must make a non-refundable good faith deposit when the funding commitment is executed. The counterparty to the forward sale is Fannie Mae, Freddie Mac, or a broker-dealer that has been determined to be a credit-worthy counterparty by us and our warehouse lenders. There is a risk that the purchase price agreed to by the investor will be reduced in the event of a late delivery. The risk for non-delivery of a loan primarily results from the risk that a borrower does not close on the funding commitment in a timely manner. This risk is generally mitigated by the non-refundable good faith deposit.

Recently Adopted Accounting Pronouncements—In the second quarter of 2015, Accounting Standards Update 2015-05 (“ASU 2015-05”), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, was issued. ASU 2015-05 provides entities with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for the annual and interim periods beginning January 1, 2016, with early adoption permitted. Entities may select retrospective or prospective adoption of ASU 2015-05. The Company prospectively adopted ASU 2015-05 in the first quarter of 2016. There was no impact to the Company as none of the Company’s cloud computing arrangements permits the Company the contractual right to take possession of the software.

In the first quarter of 2016, Accounting Standards Update 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, was issued. ASU 2016-09 includes the following changes to the accounting for share-based payments that have the potential to impact the Company’s reported financial results:

•

All excess tax benefits and tax deficiencies arising from stock compensation arrangements are recognized as an income tax benefit or expense in the income statement instead of as an adjustment to additional paid in capital (“APIC”). The APIC pool is eliminated. In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding. The transition guidance related to these changes requires prospective application. NOTE 13 discloses the current-year impact of recognizing excess tax benefit related to stock compensation arrangements through the Consolidated Statements of Income.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

ASU 2016-09 is effective for the Company on January 1, 2017. Early adoption is permitted as long as the entire ASU is early adopted. The Company early adopted the entire ASU during the first quarter of 2016. In connection with the early adoption of ASU 2016-09, the Company changed its accounting policy related to forfeitures. The Company’s previous accounting policy was to adjust compensation expense for estimated forfeitures. With the adoption of ASU 2016-09, the Company changed its accounting policy to adjust compensation expense for actual forfeitures and recorded an immaterial cumulative-effect adjustment to beginning total equity as disclosed in the Consolidated Statements of Changes in Equity. The Company did not adjust any balances related to prior periods as a result of adopting ASU 2016-09.

In the fourth quarter of 2016, Accounting Standards Update 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) – Restricted Cash, was issued. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. Previous guidance required the change in cash and cash equivalents be shown on the statement of cash flows, with cash used to fund restricted cash and restricted cash equivalents shown as a component of operating, investing, or financing activities. Entities are now also required to reconcile the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the statement of cash flows to the related captions in the balance sheet when these balances are presented separately in the balance sheet. ASU 2016-18 is effective January 1, 2018 for the Company, with retrospective application required. The Company early adopted ASU 2016-18 as permitted in the fourth quarter of 2016. The adoption of ASU 2016-18 had the following impact on the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014.

(in thousands)	December 31, 2015	December 31, 2014
As previously reported under GAAP applicable at the time
Cash and cash equivalents at beginning of period	$113,354	$170,563
Net increase (decrease) in cash and cash equivalents	23,634	(57,209)
Cash and cash equivalents at end of period	136,988	113,354
Cash provided by (used in) operating activities: change in restricted cash and pledged securities	4,268	(26,495)

As currently reported under ASU 2016-18
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$194,927	$225,641
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	19,557	(30,714)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	214,484	194,927
Cash provided by (used in) operating activities: change in restricted cash and pledged securities	—	—

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

ASU 2016-13 ("the Standard") represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance in the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses. ASU 2016-13 requires modified retrospective application to all outstanding, in-scope instruments, with a cumulative-effect adjustment recorded to opening retained earnings as of the beginning of the period of adoption.

January 1, 2020 (early adoption permitted January 1, 2019)

The Company is in the preliminary stages of implementation as it is still in the process of determining the significance of the impact the Standard will have on its financial statements and the timing of when it will adopt ASU 2016-13. The Company expects its Allowance for risk-sharing obligations and allowance for loan losses to increase when ASU 2016-13 is adopted.

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

January 1, 2019 (early adoption is permitted)

The Company is in the preliminary stages of implementation as it is still in the process of determining the significance of the impact ASU 2016-02 will have on its financial statements and the timing of when it will adopt ASU 2016-02.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Standard	Issue Date	Description	Effective Date	Expected Financial Statement Impact
ASU 2016-01, Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities	Q1 2016

The guidance requires that unconsolidated equity investments not accounted for under the equity method be recorded at fair value, with changes in fair value recorded through net income. The accounting principles that permitted available-for-sale classification with unrealized holding gains and losses recorded in other comprehensive income for equity securities will no longer be applicable. The guidance is not applicable to debt securities and loans and requires minor changes to the disclosure and presentation of financial instruments. ASU 2016-01 generally requires a cumulative-effect adjustment to opening retained earnings as of the beginning of the period of adoption.

			January 1, 2018 (early adoption permitted for certain parts)	The Company does not believe that ASU 2016-01 will have a material impact on its reported financial results.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	Q2 2014

ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The guidance in the ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the Accounting Standards Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU creates a five-step process for achieving the core principle: 1) identifying the contract with the customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations, and 5) recognizing revenue when an entity has completed the performance obligations. The ASU also requires additional disclosures that allow users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The guidance permits the use of the full retrospective or modified retrospective transition methods.

January 1, 2018 (early adoption permitted January 1, 2017)

The Company completed its analysis of ASU 2014-09 and concluded that it will not have a material impact on the amount or timing of revenue the Company records under its current revenue recognition practices. Additionally, the Company believes that this ASU will not impact the presentation of the Company's financial statements or require significant additional footnote disclosures.

There were no other accounting pronouncements issued during 2017 or 2016 that have the potential to impact the Company’s consolidated financial statements.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consist of the following activity for each of the years ended December 31, 2016, 2015, and 2014:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Contractual loan origination related fees, net	$174,360	$156,835	$125,468
Fair value of expected net cash flows from servicing recognized at commitment	205,311	142,420	103,410
Fair value of expected guaranty obligation recognized at commitment	(12,486)	(8,789)	(6,895)
Total gains from mortgage banking activities	$367,185	$290,466	$221,983

NOTE 4—MORTGAGE SERVICING RIGHTS

The fair value of MSRs at December 31, 2016 and December 31, 2015 was $669.4 million and $510.6 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. See the following sensitivities related to the discount rate:

The impact of a 100 basis point increase in the discount rate at December 31, 2016 is a decrease in the fair value of $21.2 million to the MSRs outstanding as of December 31, 2016.

The impact of a 200 basis point increase in the discount rate at December 31, 2016 is a decrease in the fair value of $41.0 million to the MSRs outstanding as of December 31, 2016.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the year ended December 31, 2016 and 2015 follows:

	For the year ended December 31,
(in thousands)	2016	2015
Beginning balance	$412,348	$375,907
Additions, following the sale of loan	181,032	135,441
Purchases	43,097	—
Amortization	(99,417)	(80,702)
Pre-payments and write-offs	(15,130)	(18,298)
Ending balance	$521,930	$412,348

As shown in the table above, during 2016, the Company purchased the rights to service a HUD loan portfolio from a third-party servicer. The closing-date purchase price was $44.8 million of cash consideration. The amount in the ‘Purchases’ line in the table above consists of the closing amount of $44.8 million, net of purchase-price adjustments reducing the closing amount by $1.7 million, for a revised purchase amount of $43.1 million. The servicing portfolio, after consideration of purchase-price adjustments, consisted of approximately $3.6 billion of unpaid principal balance and had a weighted average estimated remaining life of 10.9 years.

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of December 31, 2016 and 2015:

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of December 31, 2016
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$175,934	$(104,264)	$71,670
Originated MSRs	642,030	(191,770)	450,260
Total	$817,964	$(296,034)	$521,930

	As of December 31, 2015
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$132,837	$(84,754)	$48,083
Originated MSRs	511,915	(147,650)	364,265
Total	$644,752	$(232,404)	$412,348

The expected amortization of MSRs recorded as of December 31, 2016 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Year Ending December 31,
2017	$90,304	$14,711	$105,015
2018	78,092	12,227	90,319
2019	67,493	10,795	78,288
2020	59,847	8,924	68,771
2021	50,738	7,018	57,756
Thereafter	103,786	17,995	121,781
Total	$450,260	$71,670	$521,930

The Company recorded write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of Amortization and depreciation in the accompanying Consolidated Statements of Income and the MSR roll forward shown above and relate to MSRs recognized at loan sale only. Prepayment fees totaling $10.6 million, $15.0 million, and $9.3 million were collected for 2016, 2015, and 2014, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income.

Management reviews the capitalized MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2016, 2015, and 2014.

The weighted average remaining life of the aggregate MSR portfolio is 7.4 years.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the Company’s guaranty obligation for the noncontingent portion of the guaranty obligation as of and for the years ended December 31, 2016 and 2015 follows:

	For the year ended December 31,
(in thousands)	2016	2015
Beginning balance	$27,570	$24,975
Additions, following the sale of loan	10,597	8,828
Amortization	(5,946)	(5,423)
Other	71	(810)
Ending balance	$32,292	$27,570

A summary of the Company’s allowance for risk-sharing obligations for the contingent portion of the guaranty obligation as of and for the years ended December 31, 2016 and 2015 follows:

	For the year ended December 31,
(in thousands)	2016	2015
Beginning balance	$5,586	$3,904
Provision (benefit) for risk-sharing obligations	(145)	1,680
Write-offs	(1,757)	(808)
Other	(71)	810
Ending balance	$3,613	$5,586

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

During 2016, the Company and Fannie Mae settled the loss sharing amounts related to the last three remaining previously defaulted at risk loans. As a result of these loss settlements, the Allowance for risk-sharing obligations as of December 31, 2016 is based entirely on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of December 31, 2016. The write-offs in the table above are net of $0.8 million and $0 of recoveries for the years ended December 31, 2016 and 2015, respectively. The net benefit for risk-sharing obligations for the year ended December 31, 2016 is the result of the aforementioned recoveries.

As of December 31, 2016 and 2015, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $4.9 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $63.1 billion as of December 31, 2016 compared to $50.2 billion as of December 31, 2015. The December 31, 2016 balance includes the unamortized portion of the addition of $3.6 billion related to purchase activity as more fully discussed in NOTE 4.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015, custodial escrow accounts relating to loans serviced by the Company totaled $1.6 billion and $1.1 billion, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7—DEBT

At December 31, 2016, to provide financing to borrowers under the Agencies’ programs, the Company has arranged for warehouse lines of credit in the amount of $2.1 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, at December 31, 2016, the Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The maximum amount and outstanding borrowings under the warehouse notes payable at December 31, 2016 and 2015 follow:

	December 31, 2016
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$425,000	$109,087	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	274,181	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #3	680,000	320,801	LHFS	30-day LIBOR plus 1.35%
Agency warehouse facility #4	350,000	186,869	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #5	30,000	14,551	LHFS	30-day LIBOR plus 1.80%
Fannie Mae repurchase agreement, uncommitted line and open maturity	1,500,000	943,505	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,635,000	$1,848,994

Interim warehouse facility #1	$85,000	$36,916	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	70,196	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	36,005	LHFI	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$143,117
Debt issuance costs	—	(1,928)
Total warehouse facilities	$3,995,000	$1,990,183

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2015
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$685,000	$418,891	LHFS	30-day LIBOR plus 1.40% or 1.75%
Agency warehouse facility #2	1,900,000	1,619,800	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #3	490,000	227,305	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #4	250,000	—	LHFS	30-day LIBOR plus 1.40%
Fannie Mae repurchase agreement, uncommitted line and open maturity	450,000	212,988	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,775,000	$2,478,984

Interim warehouse facility #1	$85,000	$15,000	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	141,433	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	16,594	LHFI	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$173,027
Debt issuance costs	—	(2,541)
Total warehouse facilities	$4,135,000	$2,649,470

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

30-day LIBOR was 0.77% as of December 31, 2016 and 0.43% as of December 31, 2015. Interest expense under the warehouse notes payable for the years ended December 31, 2016, 2015, and 2014 aggregated to $36.6 million, $29.2 million, and $18.2 million, respectively. Included in interest expense in 2016, 2015, and 2014 are the amortization of facility fees totaling $5.5 million, $4.5 million, and $3.4 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2016.

Warehouse Facilities

Agency Warehouse Facilities

The following section provides a summary of the key terms related to each of the Agency Warehouse Facilities.

Agency Warehouse Facility #1:

The Company has a Warehousing Credit and Security Agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 30, 2017. The Warehousing Credit and Security Agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points.  The Warehousing Credit and Security Agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

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

•	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.0.

The Warehousing Credit and Security Agreement contains customary events of default,  which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods.

During the fourth quarter of 2016, the Company executed the 12th amendment to the credit and security agreement that extended the maturity date to October 30, 2017. No other material modifications were made to the agreement during 2016.

Agency Warehouse Facility #2:

The Company has a Warehousing Credit and Security Agreement with a syndicate of national banks for a $650.0 million committed warehouse line that is scheduled to mature on June 21, 2017. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at LIBOR plus 140 basis points. During the second quarter of 2016, the Company executed the eighth amendment to the amended and restated credit and security agreement that extended the maturity date to June 21, 2017. No other material modifications were made to the agreement during 2016.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Agency Warehouse Facility #3:

The Company has a $680.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2017. The total commitment amount of $680.0 million as of December 31, 2016 consists of a base committed amount of $280.0 million and a temporary increase of $400.0 million, as more fully described below. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 135 basis points. During the second quarter of 2016, the Company executed the fourth amendment to the credit and security agreement that increased the committed amount to $280.0 million, decreased the interest rate to 30-day LIBOR plus 135 basis points, and extended the maturity date to April 30, 2017. Additionally, during the second and third quarters of 2016, the Company executed the fifth and sixth amendments to the credit and security agreement that provide temporary increases totaling $400.0 million to the maximum borrowing capacity that expire in January 2017. No other material modifications were made to the agreement during 2016.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

The Company has a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 27, 2017. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points. During the fourth quarter of 2016, the Company executed the second amendment to the warehouse loan and security agreement that provided a $100.0 million permanent increase to the maximum borrowing capacity and extended the maturity date of the facility to October 27, 2017.  No other material modifications were made to the agreement during 2016.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

During the third quarter of 2016, the Company executed a warehousing credit and security agreement to establish Agency Warehouse Facility #5. The committed warehouse facility provides the Company with the ability to fund defaulted HUD and FHA loans. The warehouse agreement provides for a maximum borrowing amount of $30.0 million and is scheduled to mature in January 2018. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. No material modifications were made to the agreement in 2016.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #5.

Uncommitted Agency Warehouse Facility:

The Company has a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at LIBOR plus 115 basis points, with a minimum LIBOR rate of 35 basis points. There is no expiration date for this facility. During 2016, Fannie Mae increased the maximum borrowing capacity from $450.0 million to $1.5 billion.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

The following section provides a summary of the key terms related to each of the Interim Warehouse Facilities.

Interim Warehouse Facility #1:

The Company has an $85.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2017. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2016, the Company executed the sixth amendment to the credit and security agreement that extended the maturity date to April 30, 2017. No other material modifications were made to the agreement during 2016.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Interim Warehouse Facility #2:

The Company has a $200.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2017.  The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications were made to the agreement during 2016.

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

Interim Warehouse Facility #3:

The Company has a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 19, 2017. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility.  Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2016, the Company exercised its option to extend the maturity date of the repurchase agreement to May 19, 2017. Additionally, the Company executed the second amendment to the repurchase agreement that provides the Company with an additional unilateral option to extend the maturity date one year. As a result of the amendment, the Company now has three remaining one-year options that, if exercised, extend the maturity date through May 19, 2020. No other material modifications were made to the agreement during 2016.

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

The agreements above contain cross-default provisions, such that if a default occurs under any of the Company’s debt agreements, generally the lenders under the other debt agreements could also declare a default. As of December 31, 2016, the Company was in compliance with all of its warehouse line covenants.

Note Payable

On December 20, 2013, the Company entered into a $175.0 million senior secured term loan credit agreement (the “Term Loan Agreement”) that was issued at a discount of 1.0%. At any time, the Company may also elect to request the establishment of one or more incremental term loan commitments to make up to three additional term loans in an aggregate principal amount not to exceed $60.0 million.

The term loan requires certain mandatory prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. In April of 2015, the Company made a mandatory prepayment of $3.6 million. In connection with the mandatory prepayment, the Company’s quarterly principal installments were reduced to $0.3 million from $0.4 million, beginning with the June 30, 2015 principal payment. The final principal installment of the term loan is required to be paid in full on the maturity date of December 20, 2020 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the term loan on such date (together with all accrued interest thereon).

At the Company’s election, the term loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by the Company’s Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The calculated Consolidated Corporate Leverage Ratio dropped to below 2.50 in 2014. Consequently, the applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of December 31, 2016.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In addition, the Term Loan Agreement requires the Company to abide by certain financial covenants calculated for the Company and its subsidiaries on a consolidated basis as follows:

•

As of the last day of any fiscal quarter ending during the periods specified below, permit the Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement) to be greater than the corresponding ratio set forth below:

	Maximum Ratio
Closing Date through December 31, 2014	5.00	to	1.0
January 1, 2015 through December 31, 2015	4.75	to	1.0
January 1, 2016 through December 31, 2016	4.50	to	1.0
January 1, 2017 and thereafter	4.25	to	1.0

•	As of the last day of any fiscal quarter permit the Consolidated Corporate Interest Coverage Ratio (as defined in the Term Loan Agreement) to be less than 2.75 to 1.00.

•	As of the last day of any fiscal quarter permit the Asset Coverage Ratio (as defined in the Term Loan Agreement) to be less than 1.50 to 1.00.

The Term Loan Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Term Loan Agreement or other loan documents to be valid and binding, and certain ERISA events and judgments. As of December 31, 2016, the Company was in compliance with all covenants related to the Term Loan Agreement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the components of the note payable as of December 31, 2016 and 2015:

(in thousands, unless otherwise specified)	December 31,
Component	2016	2015	Interest rate and repayments
Unpaid principal balance	$167,327	$168,431	Interest rate varies - see above for further details;
Unamortized debt discount	(987)	(1,238)	quarterly principal payments of $0.3 million
Unamortized debt issuance costs	(2,177)	(2,731)
Carrying balance	$164,163	$164,462

The scheduled maturities, as of December 31, 2016, for the aggregate of the warehouse notes payable and the note payable is shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale and loans held for investment. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts included below related to the note payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the credit agreement (i.e., the contingent payments). The maturities below are in thousands.

Year Ending December 31,	Maturities
2017	$1,874,653
2018	115,048
2019	5,722
2020	164,015
2021	—
Thereafter	—
Total	$2,159,438

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2016 were or will be repaid in 2017.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill as of and for the year ended December 31, 2016 and 2015 follows:

	As of and for the
	Years Ended December 31,
(in thousands)	2016	2015
Beginning balance	$90,338	$74,525
Additions from acquisitions	6,082	15,713
Retrospective adjustments	—	100
Impairment	—	—
Ending balance	$96,420	$90,338

The addition from acquisitions shown in the table above relates to an immaterial acquisition completed on November 28, 2016. The Company purchased certain assets and assumed certain liabilities of George Elkins Mortgage Banking Company (“Elkins”), a small regional commercial mortgage banking company based in California, for $6.5 million in cash. Substantially all of the value associated with Elkins related to its assembled workforce and commercial lending platform, resulting in $6.1 million of goodwill. The goodwill is expected to be tax deductible over 15 years. The other assets acquired included an immaterial mortgage pipeline intangible asset and cash of $150 thousand, with no liabilities assumed. The operations of Elkins have been merged into the Company’s existing operations. As noted above in NOTE

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2, all goodwill, including the goodwill resulting from the acquisition of Elkins, is allocated to the Company’s one reporting unit.

The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the remaining unallocated amount recognized as goodwill. The fair value assigned to the identifiable intangible assets acquired was determined using the market and income approaches.

As of December 31, 2016, the Company has fully amortized all intangible assets obtained from acquisitions.

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

The Company's MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
December 31, 2016
Assets
Loans held for sale	$—	$1,858,358	$—	$1,858,358
Pledged securities	84,850	—	—	84,850
Derivative assets	—	—	61,824	61,824
Total	$84,850	$1,858,358	$61,824	$2,005,032

Liabilities
Derivative liabilities	$—	$	$4,396	$4,396
Total	$—	$—	$4,396	$4,396

December 31, 2015
Assets
Loans held for sale	$—	$2,499,111	$—	$2,499,111
Pledged securities	72,190	—	—	72,190
Derivative assets	—	—	11,678	11,678
Total	$72,190	$2,499,111	$11,678	$2,582,979

Liabilities
Derivative liabilities	$—	$—	$1,333	$1,333
Total	$—	$—	$1,333	$1,333

There were no transfers between any of the levels within the fair value hierarchy during the years ended December 31, 2016 and 2015.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below:

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2016
Derivative assets and liabilities, net
Beginning balance December 31, 2015	$10,345
Settlements	(320,102)
Realized gains recorded in earnings (1)	309,757
Unrealized gains recorded in earnings (1)	57,428
Ending balance December 31, 2016	$57,428

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2015
Derivative assets and liabilities, net
Beginning balance December 31, 2014	$9,658
Settlements	(289,779)
Realized gains (losses) recorded in earnings (1)	280,121
Unrealized gains (losses) recorded in earnings (1)	10,345
Ending balance December 31, 2015	$10,345

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2016:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$61,824	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$4,396	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2016 and December 31, 2015 are presented below:

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$118,756	$118,756	$136,988	$136,988
Restricted cash	9,861	9,861	5,306	5,306
Pledged securities	84,850	84,850	72,190	72,190
Loans held for sale	1,858,358	1,858,358	2,499,111	2,499,111
Loans held for investment, net	220,377	222,313	231,493	233,370
Derivative assets	61,824	61,824	11,678	11,678
Total financial assets	$2,354,026	$2,355,962	$2,956,766	$2,958,643

Financial liabilities:
Derivative liabilities	$4,396	$4,396	$1,333	$1,333
Warehouse notes payable	1,990,183	1,992,111	2,649,470	2,652,011
Note payable	164,163	167,327	164,462	168,431
Total financial liabilities	$2,158,742	$2,163,834	$2,815,265	$2,821,775

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash—The carrying amounts approximate fair value because of the short maturity of these instruments (Level 1).

Pledged Securities—Consist of highly liquid investments in money market accounts invested in government securities and investments in government guaranteed securities. Investments generally have maturities of 90 days or less and are valued using quoted market prices from recent trades.

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded and are valued using discounted cash flow models that incorporate observable prices from market participants.

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of December 31, 2016 and December 31, 2015, no credit-related adjustments were required.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Gains on mortgage banking activities in the Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

•	the assumed gain of the expected resultant loan sale to the investor (Level 2);
•	the expected net cash flows associated with servicing the loan, net of any guaranty obligations retained (Level 2);
•	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
•	the nonperformance risk of both the counterparty and the Company (Level 3).

The fair value of the Company's forward sales contracts to investors considers effects of interest rate movements between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The assumed gain considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon sale of the loan (Level 2). The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques applicable to MSRs (Level 2).

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of the Company’s interest rate lock commitments and forward sales contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in interest rate lock commitments and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of our counterparties and the short duration of interest rate lock commitments and forward sale contracts, the risk of nonperformance by the Company’s counterparties has historically not been significant (Level 3).

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2016 and 2015.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Assumed		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
December 31, 2016
Rate lock commitments	$395,462	$15,844	$(2,275)	$13,569	$14,482	$(913)	$—
Forward sale contracts	2,248,385	—	43,859	43,859	47,342	(3,483)	—
Loans held for sale	1,852,923	47,019	(41,584)	5,435	—	—	5,435
Total		$62,863	$—	$62,863	$61,824	$(4,396)	$5,435

December 31, 2015
Rate lock commitments	$267,710	$9,467	$(1,494)	$7,973	$7,973	$—	$—
Forward sale contracts	2,747,590	—	2,371	2,371	3,705	(1,333)	—
Loans held for sale	2,479,880	20,108	(877)	19,231	—	—	19,231
Total		$29,575	$—	$29,575	$11,678	$(1,333)	$19,231

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of December 31, 2016, the Company held substantially all of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company is in compliance with the December 31, 2016 collateral requirements as outlined above. As of December 31, 2016, reserve requirements for the December 31, 2016 DUS loan portfolio will require the Company to fund $54.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of December 31, 2016. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At December 31, 2016, the net worth requirement was $129.6 million, and the Company's net worth was $633.2 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2016, the Company was required to maintain at least $25.1 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of December 31, 2016, the Company had operational liquidity of $115.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Other Commitments—Under certain limited circumstances, the Company may make preferred equity investments in entities controlled by certain of its borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of December 31, 2016, the Company has made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $24.8 million of which has been funded. The Company expects to fund the remaining commitment amount over the next 12 months.

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

Lease Commitments—In the normal course of business, the Company enters into lease arrangements for all of its office space. All such lease arrangements are accounted for as operating leases. Rent expense related to these lease agreements is recognized on the straight-line basis over the term of the lease. Rent expense was $6.4 million, $5.9 million, and $5.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Minimum cash basis operating lease commitments follow (in thousands):

Year Ending December 31,
2017	$5,328
2018	5,236
2019	4,554
2020	4,158
2021	3,743
Thereafter	6,404
Total	$29,423

NOTE 11—SHARE-BASED PAYMENT

As of December 31, 2016, there were 8.5 million shares of stock authorized for issuance to directors, officers, and

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

employees under the 2015 Equity Incentive Plan. At December 31, 2016, 2.9 million shares remain available for grant under the 2015 Equity Incentive Plan.

During 2016, 2015, and 2014, the Company granted stock options to executive officers under the 2015 Equity Incentive Plan and restricted shares to officers, employees, and non-employee directors, without cost to the grantee. During 2016, 2015, and 2014, the Company also granted 0.5 million, zero, and 0.6 million RSUs, respectively, to the officers and certain other employees in connection with PSPs. The Company granted the RSUs at the maximum performance thresholds for each metric each year. As of December 31, 2016, all of these RSUs are unvested and outstanding.

The performance period for the 2014 PSP concluded on December 31, 2016. The two performance goals related to the 2014 PSP were met at varying levels. Accordingly, 0.6 million shares related to the 2014 PSP vested in the first quarter of 2017. As of December 31, 2016, the Company concluded that the three performance targets related to the 2016 PSP were probable of achievement at varying levels.

The following table summarizes stock compensation expense for the years ended December 31, 2016, 2015, and 2014:

Components of stock compensation expense (in thousands)	2016	2015	2014
Restricted shares	$10,272	$8,214	$7,105
Stock options	1,768	1,957	1,878
2014 PSP	3,625	3,913	1,011
2016 PSP	2,812	—	—
Total stock compensation expense	$18,477	$14,084	$9,994

Excess tax benefit (shortfall) recognized	$631	$1,410	$(38)

The restricted shares amounts in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares.

The following table summarizes restricted share activity for the year ended December 31, 2016:

		Weighted-
		Average
		Grant-date
Restricted Shares	Shares	Fair Value
Nonvested at January 1, 2016	1,312,774	$19.99
Granted	645,533	21.51
Vested	(452,856)	19.38
Forfeited	(23,968)	27.78
Nonvested at December 31, 2016	1,481,483	$20.71

The fair value of restricted share awards granted during 2016 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2015 and 2014 were $21.03 per share and $16.60 per share, respectively. The fair values of the restricted shares that vested during the years ended December 31, 2016, 2015, and 2014 were $10.3 million, $9.6 million, and $6.2 million, respectively.

As of December 31, 2016, the total unrecognized compensation cost for outstanding restricted shares was $17.5 million. As of December 31, 2016, the weighted-average period over which the unrecognized compensation cost will be recognized is 2.8 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock options activity for the year ended December 31, 2016:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
Stock Options	Options	Price	(Years)	(in thousands)
Outstanding at January 1, 2016	1,106,352	$16.30
Granted	207,180	20.40
Exercised	(18,157)	26.97
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2016	1,295,375	$16.97	7.0	$18,436

Exercisable at December 31, 2016	815,080	$16.14	6.2	$12,279

The total intrinsic value of the stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $0.2 million, $2.6 million, and less than $0.1 million, respectively. We received no cash from the exercise of options for each of the years ended December 31, 2016, 2015, and 2014.

As of December 31, 2016, the total unrecognized compensation cost for outstanding options was $1.7 million. As of December 31, 2016, the weighted-average period over which the unrecognized compensation cost will be recognized is 1.7 years.

The fair value of stock option awards granted during 2016, 2015, and 2014 were estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

	2016	2015	2014
Estimated option life	6.00 years	6.00 years	6.00 years
Risk free interest rate	1.31%	1.68%	1.86%
Expected volatility	34.42%	33.48%	35.35%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant date fair value per share of options granted	$7.21	$5.90	$6.35

NOTE 12—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for years ended December 31, 2016, 2015, and 2014:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Weighted average number of shares outstanding used to calculate basic earnings per share	29,432	29,754	32,210

Dilutive securities
Unvested restricted shares and restricted share units	1,403	952	—
Stock options	337	243	414
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	31,172	30,949	32,624

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

	For the year ended December 31,
(in thousands)	2016	2015	2014
Average options	181	—	611
Average restricted shares	181	14	—

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2016, 2015, and 2014, the Company repurchased and retired 0.2 million, 0.2 million, and 0.1 million restricted shares at a weighted average market price of $22.74, $20.11, and $15.53, upon grantee vesting, respectively.

In the first quarter of 2014, the Company repurchased 2.5 million shares of the Company’s common stock from one of its largest stockholders at the time at a price of $14.50 per share, which was below the quoted price at the time, and immediately retired the shares, reducing stockholders’ equity by approximately $35.5 million.

In the first quarter of 2015, the Company repurchased 3.0 million shares of its common stock from one of its largest stockholders at the time at a price of $15.60 per share, which was below the quoted price at the time, and immediately retired the shares, reducing stockholders’ equity by $46.8 million.

During the first quarter of 2016, the Company’s Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock over a 12-month period. During 2016, the Company repurchased 0.4 million shares of its common stock under the share repurchase program at a weighted average price of $23.11 per share and immediately retired the shares, reducing stockholders’ equity by $9.2 million. The Company had $65.8 million of authorized share repurchase capacity remaining as of December 31, 2016. In February 2017, our Board for Directors approved a new stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning on February 10, 2017.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of income tax expense for the years ended December 31, 2016, 2015, and 2014:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Current
Federal	$28,699	$29,117	$19,309
State	5,176	5,325	2,959
Total	$33,875	$34,442	$22,268

Deferred
Federal	$32,159	$14,571	$8,862
State	5,436	2,348	1,398
Total	$37,595	$16,919	$10,260

Items charged or credited directly to stockholders' equity
Federal	$—	$1,218	$(33)
State	—	192	(5)
Total	$—	$1,410	$(38)
Income tax expense	$71,470	$52,771	$32,490

As more fully described in NOTE 2, in 2016, the Company adopted a new accounting standard that requires excess tax benefits from stock compensation to be recorded as a reduction to income tax expense instead of being recorded directly to equity. Excess tax benefits recognized in 2016 reduced income tax expense by $0.6 million.

A reconciliation of the statutory federal tax expense to the income tax expense in the accompanying statements of income follows:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Statutory federal expense (35%)	$65,023	$47,378	$29,369
Statutory state income tax expense, net of federal tax benefit	6,714	4,611	2,805
Other	(267)	782	316
Income tax expense	$71,470	$52,771	$32,490

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
(in thousands)	2016	2015
Deferred Tax Assets
Compensation related	$17,341	$12,273
Credit losses	1,269	1,994
Acquisition related (1)	—	1,929
Other	407	1,270
Total deferred tax assets	$19,017	$17,466

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(19,934)	$(9,745)
Mortgage servicing rights related	(135,519)	(107,166)
Acquisition related (1)	(722)	—
Depreciation	(1,862)	(1,980)
Total deferred tax liabilities	$(158,037)	$(118,891)
Deferred tax liabilities, net	$(139,020)	$(101,425)

(1)

Acquisition-related deferred tax assets and deferred tax liabilities consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions, acquisition-related costs capitalized for tax purposes, and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest, in the consolidated financial statements. As of December 31, 2016, based on all known facts and circumstances and current tax law, management believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 14—SEGMENTS

The Company is one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. The Company originates a range of multifamily and other commercial real estate loans that are sold to the Agencies or placed with institutional investors. The Company also services nearly all of the loans it sells to the Agencies and some of the loans that it places with institutional investors. Substantially all of the Company’s operations involve the delivery and servicing of loan products for its customers. Management makes operating decisions and assesses performance based on an ongoing review of these integrated operations, which constitute the Company's only operating segment for financial reporting purposes.

The Company evaluates the performance of its business and allocates resources based on a single-segment concept. No one borrower/key principal accounts for more than 3% of our total risk-sharing loan portfolio.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

An analysis of the product concentrations and geographic dispersion that impact the Company’s servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by product, as of December 31, 2016, 2015, and 2014 follows:

	As of December 31,
(in thousands)	2016	2015	2014
Fannie Mae	$27,728,164	$22,915,088	$20,521,425
Freddie Mac	20,688,410	17,810,007	12,916,705
Ginnie Mae-HUD	9,155,794	5,657,809	5,828,981
Life insurance companies and other	5,508,786	3,829,360	4,764,779
Total	$63,081,154	$50,212,264	$44,031,890

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2016, 2015, and 2014 by geographical area, is as shown in the following table. No other state accounted for more than 5% unpaid principal balance and related servicing revenues in any of the years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
	2016	2015	2014
California	17.2%	16.1%	14.9%
Texas	8.5%	7.9%	7.5%
Florida	8.2%	8.4%	8.5%
Wisconsin	5.0%	4.9%	4.1%
Virginia	4.0%	4.7%	5.2%
Maryland	3.3%	3.6%	6.1%
All other states	53.8%	54.4%	53.7%
Total	100.0%	100.0%	100.0%

NOTE 15—OTHER OPERATING EXPENSES

The following is a summary of the major components of other operating expenses for the years ended December 31, 2016, 2015, and 2014.

	For the year ended December 31,
(in thousands)	2016	2015	2014
Professional fees	$12,089	$10,936	$11,117
Travel and entertainment	7,004	6,461	4,267
Rent	6,404	5,943	5,077
Marketing and preferred broker	5,607	4,599	3,693
Office expenses	4,539	4,103	3,537
All other	5,695	6,465	7,140
Total	$41,338	$38,507	$34,831

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16—QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis as of and for the years ended December 31, 2016 and 2015:

	As of and for the year ended December 31, 2016
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$117,779	$100,630	$102,453	$46,323
Servicing fees	39,370	37,134	32,771	31,649
Total revenues	178,391	154,786	147,858	94,241
Personnel	73,126	64,377	55,758	34,230
Amortization and depreciation	30,603	29,244	26,425	25,155
Total expenses	117,210	106,074	96,152	70,059
Income from operations	61,181	48,712	51,706	24,182
Walker & Dunlop net income	36,790	29,628	32,021	15,458
Diluted earnings per share	$1.16	$0.96	$1.05	$0.50
Total transaction volume	$6,260,898	$5,032,238	$5,389,276	$2,615,700
Servicing portfolio	$63,081,154	$59,121,989	$57,321,824	$51,040,752

	As of and for the year ended December 31, 2015
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$76,986	$70,810	$69,950	$72,720
Servicing fees	30,530	29,328	28,058	26,841
Total revenues	121,365	120,786	113,926	112,121
Personnel	49,224	49,328	45,993	40,045
Amortization and depreciation	24,385	25,644	23,470	24,674
Total expenses	87,493	87,340	81,284	76,715
Income from operations	33,872	33,446	32,642	35,406
Walker & Dunlop net income	20,411	20,251	20,153	21,313
Diluted earnings per share	$0.67	$0.66	$0.67	$0.66
Total transaction volume	$4,686,283	$4,936,762	$3,787,305	$4,348,398
Servicing portfolio	$50,212,264	$47,794,561	$47,713,739	$46,066,660

NOTE 17—SUBSEQUENT EVENTS

On January 30, 2017, the Company completed the acquisition of certain assets and assumption of certain liabilities of Deerwood Real Estate Capital, LLC (“Deerwood”), a regional commercial mortgage banking company based in the greater New York City area, for $15.0 million cash. Prior to the acquisition, Deerwood engaged in commercial real estate loan brokerage services across the United States, with a primary focus in the Greater New York City area. The acquisition expands the Company’s network of loan originators and provides further diversification to its loan origination platform by allowing the Company to significantly increase its commercial lending platform in the greater New York City area. The purchase agreement provides for an earnout over the three-year period following the acquisition if certain revenue targets are met.

The Company has not completed the accounting for the Deerwood acquisition as of the issuance date of these financial statements. Therefore, disclosures relating to the goodwill recognized, if any, the amount of contingent consideration recognized, if any, and the fair value of the assets acquired and liabilities assumed could not be presented.