Form 10-Q
period 2017-03-31
Walker & Dunlop, Inc.
filed 2017-05-03
CIK 1497770

XBRL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Smaller reporting company ☐	Accelerated filer ☐  Emerging growth company ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 26, 2017, there were 31,246,914 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets March 31, 2017 and December 31, 2016

(In thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$50,745	$118,756
Restricted cash	9,313	9,861
Pledged securities, at fair value	86,900	84,850
Loans held for sale, at fair value	1,230,311	1,858,358
Loans held for investment, net	311,242	220,377
Servicing fees and other receivables, net	35,882	29,459
Derivative assets	15,446	61,824
Mortgage servicing rights	562,530	521,930
Goodwill and other intangible assets	124,670	97,372
Other assets	54,499	49,645
Total assets	$2,481,538	$3,052,432

Liabilities
Accounts payable and other liabilities	$205,100	$232,231
Performance deposits from borrowers	9,424	10,480
Derivative liabilities	9,449	4,396
Guaranty obligation, net of accumulated amortization	35,311	32,292
Allowance for risk-sharing obligations	3,546	3,613
Warehouse notes payable	1,406,462	1,990,183
Note payable	164,088	164,163
Total liabilities	$1,833,380	$2,437,358

Equity
Preferred shares, Authorized 50,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 30,095 shares at March 31, 2017 and 29,551 shares at December 31, 2016	301	296
Additional paid-in capital	218,908	228,889
Retained earnings	424,252	381,031
Total stockholders’ equity	$643,461	$610,216
Noncontrolling interests	4,697	4,858
Total equity	$648,158	$615,074
Commitments and contingencies (NOTE 10)	—	—
Total liabilities and equity	$2,481,538	$3,052,432

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2017	2016
Revenues
Gains from mortgage banking activities	$96,432	$46,323
Servicing fees	41,525	31,649
Net warehouse interest income	6,620	6,731
Escrow earnings and other interest income	3,292	1,640
Other	10,643	7,898
Total revenues	$158,512	$94,241

Expenses
Personnel	$56,172	$34,230
Amortization and depreciation	32,338	25,155
Provision (benefit) for credit losses	(132)	(409)
Interest expense on corporate debt	2,403	2,469
Other operating expenses	11,608	8,614
Total expenses	$102,389	$70,059
Income from operations	$56,123	$24,182
Income tax expense	13,063	8,849
Net income before noncontrolling interests	$43,060	$15,333
Less: net income (loss) from noncontrolling interests	(161)	(125)
Walker & Dunlop net income	$43,221	$15,458

Basic earnings per share	$1.45	$0.52
Diluted earnings per share	$1.35	$0.50

Basic weighted average shares outstanding	29,809	29,489
Diluted weighted average shares outstanding	32,006	30,782

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income before noncontrolling interests	$43,060	$15,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(45,535)	(23,917)
Change in the fair value of premiums and origination fees	3,878	(63)
Amortization and depreciation	32,338	25,155
Provision (benefit) for credit losses	(132)	(409)
Other operating activities, net	610,493	1,949,158
Net cash provided by (used in) operating activities	$644,102	$1,965,257

Cash flows from investing activities
Capital expenditures	$(844)	$(484)
Funding of preferred equity investments	(4,052)	(1,291)
Net cash paid to increase ownership interest in a previously held equity-method investment	—	(1,058)
Acquisitions, net of cash received	(15,000)	—
Originations of loans held for investment	(139,442)	—
Principal collected on loans held for investment	48,400	41,548
Net cash provided by (used in) investing activities	$(110,938)	$38,715

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(650,492)	$(1,999,202)
Borrowings of interim warehouse notes payable	102,377	—
Repayments of interim warehouse notes payable	(36,300)	(30,469)
Repayments of note payable	(276)	(276)
Proceeds from issuance of common stock	2,884	3,291
Repurchase of common stock	(17,541)	(8,345)
Debt issuance costs	(325)	—
Net cash provided by (used in) financing activities	$(599,673)	$(2,035,001)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(66,509)	$(31,029)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	213,467	214,484
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$146,958	$183,455

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$11,739	$11,880
Cash paid for income taxes	12,632	11,315

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products and provides multifamily investment sales brokerage services. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). The Company also offers a proprietary loan program offering interim loans (the “Interim Program”).

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2017. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2017. No other material subsequent events have occurred that would require disclosure.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including allowance for risk-sharing obligations, allowance for loan losses, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Comprehensive Income—For the three months ended March 31, 2017 and 2016, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of up to three years. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of March 31, 2017, Loans held for investment, net consisted of 14 loans with an aggregate $313.4 million of unpaid principal balance less $1.8 million of net unamortized deferred fees and costs and $0.4 million of allowance for loan losses. As of December 31, 2016, Loans held for investment, net consisted of 12 loans with an aggregate $222.3 million of unpaid principal balance less $1.5 million of net unamortized deferred fees and costs and $0.4 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the interim loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in the portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by the outstanding portfolio balance, delinquency rates, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The allowances for loan losses recorded as of March 31, 2017 and December 31, 2016 were based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of March 31, 2017 or December 31, 2016. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit)  for credit losses in the Condensed Consolidated Statements of Income. NOTE 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Provision (benefit) for loan losses	$25	$(255)
Provision (benefit) for risk-sharing obligations	(157)	(154)
Provision (benefit) for credit losses	$(132)	$(409)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three months ended March 31, 2017 and 2016 are the following components:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Warehouse interest income - loans held for sale	$11,939	$13,523
Warehouse interest expense - loans held for sale	(8,264)	(8,348)
Net warehouse interest income - loans held for sale	$3,675	$5,175

Warehouse interest income - loans held for investment	$4,678	$2,822
Warehouse interest expense - loans held for investment	(1,733)	(1,266)
Net warehouse interest income - loans held for investment	$2,945	$1,556

Total net warehouse interest income	$6,620	$6,731

Income Taxes—The Company records the excess tax benefits from stock compensation as a reduction to income tax expense. During the three months ended March 31, 2017 and 2016, the Company recorded excess tax benefits of $8.7 million and $0.3 million, respectively.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers Pledged securities, at fair value to be restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of March 31, 2017 and 2016 and December 31, 2016 and 2015.

	March 31,		December 31,
(in thousands)	2017	2016	2016	2015
Cash and cash equivalents	$50,745	$98,224	$118,756	$136,988
Restricted cash	9,313	10,006	9,861	5,306
Pledged securities, at fair value (restricted cash equivalents)	86,900	75,225	84,850	72,190
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$146,958	$183,455	$213,467	$214,484

Recently Adopted Accounting Pronouncements—In the first quarter of 2017, Accounting Standards Update 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, was issued. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of a reporting unit’s goodwill. ASU 2017-04 is effective for the Company on January 1, 2020, with early adoption permitted. The Company prospectively adopted ASU 2017-04 in the first quarter of 2017. There was no impact to the Company as the Company was not required to meaure a goodwill impairment charge.

In the first quarter of 2017, Accounting Standards Update 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business, was issued. ASU 2017-01 changed the definition of a business in an effort to assist entities with evaluating whether a set of transferred assets and activities is a business. ASU 2017-01 is effective for the Company on January 1, 2018, with early adoption permitted. The Company prospectively adopted ASU 2017-01 in the first quarter of 2017 with no current impact to the Company.

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

January 1, 2020 (early adoption permitted January 1, 2019)

The Company is in the preliminary stages of implementation as it is still in the process of determining the significance of the impact the Standard will have on its financial statements and the timing of when it will adopt ASU 2016-13. The Company expects its Allowance for risk-sharing obligations and allowance for loan losses to increase when ASU 2016-13 is adopted. The magnitude of the impacts will not be known until closer to the adoption date.

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

There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2016 Form 10-K other than the changes made pursuant to the adoption of the two ASUs as discussed above.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Contractual loan origination related fees, net	$50,897	$22,406
Fair value of expected net cash flows from servicing recognized at commitment	48,677	25,427
Fair value of expected guaranty obligation recognized at commitment	(3,142)	(1,510)
Total gains from mortgage banking activities	$96,432	$46,323

The origination fees shown in the table are net of co-broker fees of $3.7 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

The fair values of the MSRs at March 31, 2017 and December 31, 2016 were $698.2 million and $669.4 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at March 31, 2017 is a decrease in the fair value of $22.2 million.

The impact of a 200-basis point increase in the discount rate at March 31, 2017 is a decrease in the fair value of $42.7 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three months ended March 31, 2017 and 2016 is shown in the table below:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Beginning balance	$521,930	$412,348
Additions, following the sale of loan	72,925	34,973
Amortization	(28,900)	(22,723)
Pre-payments and write-offs	(3,425)	(2,947)
Ending balance	$562,530	$421,651

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of March 31, 2017:

	As of March 31, 2017
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$175,934	$(109,552)	$66,382
Originated MSRs	704,240	(208,092)	496,148
Total	$880,174	$(317,644)	$562,530

The expected amortization of MSRs recorded as of March 31, 2017 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Nine Months Ending December 31,
2017	$73,246	$10,545	$83,791
Year Ending December 31,
2018	$86,820	$11,804	$98,624
2019	74,090	10,375	84,465
2020	66,297	8,713	75,010
2021	56,993	6,970	63,963
2022	44,992	4,989	49,981
Thereafter	93,710	12,986	106,696
Total	$496,148	$66,382	$562,530

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

Activity related to the guaranty obligation for the three months ended March 31, 2017 and 2016 is presented in the following table:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Beginning balance	$32,292	$27,570
Additions, following the sale of loan	4,689	1,911
Amortization	(1,580)	(1,212)
Other	(90)	283
Ending balance	$35,311	$28,552

Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2017 and 2016 is shown in the following table:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Beginning balance	$3,613	$5,586
Provision (benefit) for risk-sharing obligations	(157)	(154)
Write-offs	—	—
Other	90	(283)
Ending balance	$3,546	$5,149

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

The Allowance for risk-sharing obligations as of March 31, 2017 is based entirely on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of March 31, 2017.

As of March 31, 2017, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $5.2 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $64.4 billion as of March 31, 2017 compared to $63.1 billion as of December 31, 2016.

NOTE 7—WAREHOUSE NOTES PAYABLE

At March 31, 2017, to provide financing to borrowers, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has warehouse lines of credit in the amount of $1.7 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at March 31, 2017 are shown in the table below:

	March 31, 2017
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$425,000	$130,719	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	562,583	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #3	280,000	90,358	LHFS	30-day LIBOR plus 1.35%
Agency warehouse facility #4	350,000	214,116	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #5	30,000	20,348	LHFS	30-day LIBOR plus 1.80%
Fannie Mae repurchase agreement, uncommitted line and open maturity	1,500,000	180,378	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,235,000	$1,198,502

Interim warehouse facility #1	$85,000	$36,916	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	113,272	LHFI	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	59,006	LHFI	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$209,194
Debt issuance costs	—	(1,234)
Total warehouse facilities	$3,595,000	$1,406,462

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).

During the second quarter of 2017, the Company executed a short-term extension related to Agency Warehouse Facility #3. The extension reduced the interest rate to the 30-day London Interbank Offered Rate (“LIBOR”) plus 125 basis points and extended the maturity date to May 30, 2017. Prior to the expiration of the extension, the Company expects to execute an amendment to extend the maturity date for a one-year period with increased capacity and the same interest rate as the extension. No other material modifications have been made to the agreement during 2017.

During the second quarter of 2017, the Company executed the seventh amendment to the credit and security agreement related to Interim Warehouse Facility #1 that extended the maturity date to April 30, 2018. No other material modifications have been made to the agreement during 2017.

During the second quarter of 2017, the Company exercised its option to extend the maturity date of Interim Warehouse Facility #3 to May 19, 2018. No other material modifications have been made to the agreement during 2017.

The warehouse notes payable and the note payable are subject to various financial covenants, all of which the Company was in compliance with as of the current period end.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill as of and for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Beginning balance	$96,420	$90,338
Additions from acquisitions	27,347	—
Impairment	—	—
Ending balance	$123,767	$90,338

The addition from acquisitions during the three months ended March 31, 2017 shown in the table above relates to an immaterial acquisition completed on January 30, 2017. The Company purchased certain assets and assumed certain liabilities of Deerwood Real Estate

Capital, LLC (“Deerwood”), a regional commercial mortgage banking company based in the greater New York City area, for $28.2 million in total consideration, which consisted of cash and contingent consideration. The contingent consideration may be earned over the three-year period after the acquisition based on achievement of certain revenue targets. The Company determined the fair value of the contingent consideration using a probability-based, discounted cash flow estimate for the revenue targets (Level 3).

Prior to the acquisition, Deerwood engaged in commercial real estate loan brokerage services across the United States, with a primary focus in the Greater New York City area. The acquisition expands the Company’s network of loan originators and provides further diversification to its loan origination platform.

Substantially all of the value associated with Deerwood related to its assembled workforce and commercial lending platform, resulting in $27.3 million of goodwill.  The Company expects all of goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments to settle the contingent consideration are made.  The other assets acquired included immaterial balances related to mortgage pipeline intangible assets and other assets. The operations of Deerwood have been merged into the Company’s existing operations. The goodwill resulting from the acquisition of Deerwood is allocated to the Company’s one reporting unit.

As of March 31, 2017, the Company has fully amortized all intangible assets obtained from acquisitions.

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

•

Derivative Instruments—The derivative instruments used by the Company consist of interest rate lock commitments and forward sale agreements. These instruments are valued using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2017
Assets
Loans held for sale	$—	$1,230,311	$—	$1,230,311
Pledged securities	86,900	—	—	86,900
Derivative assets	—	—	15,446	15,446
Total	$86,900	$1,230,311	$15,446	$1,332,657

Liabilities
Derivative liabilities	$—	$—	$9,449	$9,449
Total	$—	$—	$9,449	$9,449

December 31, 2016
Assets
Loans held for sale	$—	$1,858,358	$—	$1,858,358
Pledged securities	84,850	—	—	84,850
Derivative assets	—	—	61,824	61,824
Total	$84,850	$1,858,358	$61,824	$2,005,032

Liabilities
Derivative liabilities	$—	$—	$4,396	$4,396
Total	$—	$—	$4,396	$4,396

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2017.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three months ended March 31, 2017 and 2016:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended
	March 31,
(in thousands)	2017	2016
Derivative assets and liabilities, net
Beginning balance	$57,428	$10,345
Settlements	(147,863)	(49,159)
Realized gains recorded in earnings (1)	90,435	38,814
Unrealized gains recorded in earnings (1)	5,997	9,578
Ending balance	$5,997	$9,578

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2017:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$15,446	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$9,449	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2017 and December 31, 2016 are presented below:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$50,745	$50,745	$118,756	$118,756
Restricted cash	9,313	9,313	9,861	9,861
Pledged securities	86,900	86,900	84,850	84,850
Loans held for sale	1,230,311	1,230,311	1,858,358	1,858,358
Loans held for investment, net	311,242	313,355	220,377	222,313
Derivative assets	15,446	15,446	61,824	61,824
Total financial assets	$1,703,957	$1,706,070	$2,354,026	$2,355,962

Financial liabilities:
Derivative liabilities	$9,449	$9,449	$4,396	$4,396
Warehouse notes payable	1,406,462	1,407,696	1,990,183	1,992,111
Note payable	164,088	167,051	164,163	167,327
Total financial liabilities	$1,579,999	$1,584,196	$2,158,742	$2,163,834

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

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that the mortgage loan is funded and are valued using discounted cash flow models that incorporate observable inputs from market participants.

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of March 31, 2017 and December 31, 2016, no credit-related adjustments were required.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2017 and December 31, 2016.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Assumed		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2017
Rate lock commitments	$481,351	$12,923	$1,289	$14,212	$14,212	$—	$—
Forward sale contracts	1,680,620	—	(8,215)	(8,215)	1,234	(9,449)	—
Loans held for sale	1,199,269	24,116	6,926	31,042	—	—	31,042
Total		$37,039	$—	$37,039	$15,446	$(9,449)	$31,042

December 31, 2016
Rate lock commitments	$395,462	$15,844	$(2,275)	$13,569	$14,482	$(913)	$—
Forward sale contracts	2,248,385	—	43,859	43,859	47,342	(3,483)	—
Loans held for sale	1,852,923	47,019	(41,584)	5,435	—	—	5,435
Total		$62,863	$—	$62,863	$61,824	$(4,396)	$5,435

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of March 31, 2017, the Company held substantially all of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2017 collateral requirements as outlined above. As of March 31, 2017, reserve requirements for the DUS loan portfolio will require the Company to fund $61.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2017. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At March 31, 2017, the minimum net worth requirement was $137.1 million, and the Company's net worth was $513.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2017, the Company was required to maintain at least $26.8 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of March 31, 2017, the Company had operational liquidity of $65.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Other Commitments—Under certain limited circumstances, the Company may make preferred equity investments in entities controlled by certain of its borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of March 31, 2017, the Company has made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $28.9 million of which has been funded. The Company expects to fund the unfunded commitment amounts by the end of 2017.

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

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Weighted average number of shares outstanding used to calculate basic earnings per share	29,809	29,489

Dilutive securities
Unvested restricted shares and restricted share units	1,541	1,020
Stock options	656	273
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	32,006	30,782

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

	For the three months ended
	March 31,
(in thousands)	2017	2016
Average options	55	102
Average restricted shares	101	216

NOTE 12—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2016	29,551	$296	$228,889	$381,031	$4,858	$615,074
Walker & Dunlop net income	—	—	—	43,221	—	43,221
Net income from noncontrolling interests	—	—	—	—	(161)	(161)
Stock-based compensation - equity classified	—	—	4,681	—	—	4,681
Issuance of common stock in connection with equity compensation plans	983	9	2,875	—	—	2,884
Repurchase and retirement of common stock	(439)	(4)	(17,537)	—	—	(17,541)
Balance at March 31, 2017	30,095	$301	$218,908	$424,252	$4,697	$648,158

NOTE 13—SUBSEQUENT EVENTS

During the second quarter of 2017, the Company formed a joint venture with an affiliate of one of the world’s largest owners of commercial real estate that will originate, hold, and finance loans that previously met the criteria of the Company’s Interim Program. The Company holds a 15% ownership interest in the joint venture, and will be responsible for underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture will fund its operations using a combination of equity contributions from its owners and warehouse credit facilities. The Company does not expect to consolidate the activities of the joint venture. Accordingly, the Company expects to account for the activities associated with its ownership interest using the equity method. It is expected that substantially all loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, the Company may opportunistically originate loans held for investment through the Interim Program in the future.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2016  (“2016 Form 10-K”).

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
•

other risks and uncertainties associated with our business described in the 2016 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate financing products and provide multifamily investment sales brokerage services. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the GSEs and HUD (collectively the “Agencies”), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS" ™) lender nationally, a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans (“Freddie Mac seller/servicer”) in 23 states and the District of Columbia, a Freddie Mac Approved Seller/Servicer for Seniors Housing and Targeted Affordable Housing nationwide, a HUD Multifamily Accelerated Processing ("MAP") lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also broker loans for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We service some of the loans for which we act as a loan broker.

We fund loans for the Agencies, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to rate lock. Proceeds from the sale of the loan are used to pay off the warehouse borrowing. The sale of the loan is typically completed within 60 days after the loan is closed.

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

We are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process for our Agency activities. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the Agencies that specify the cost of a failed loan delivery, also known as a pair off fee, in the event we fail to deliver the loan to the investor. To protect us against such pair off fees, we require a deposit from the borrower at rate lock that is typically more than the potential pair off fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

In cases where we do not fund the loan, we act as a loan broker and retain the right to service some of the loans. Our loan originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers' needs. These loans are then funded directly by the institutional lender, and we receive an origination fee for placing the loan, and for those brokered loans we service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn for servicing Agency loans.

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

We have an interim loan program offering floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite all loans originated through the Interim Program and assume the full risk of loss on the loans while they are outstanding. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent Agency financing on the properties. We have not experienced any delinquencies or charged off any loans originated under the Interim Program, which began operations in 2012. As of March 31, 2017, we had 14 loans held for investment under the Interim Program with an aggregate outstanding unpaid principal balance of $313.4 million.

During the second quarter of 2017, we entered into a joint venture with an affiliate of one of the world’s largest owners of commercial real estate that will originate, hold, and finance loans that previously met the criteria of the Interim Program (the “Interim Program JV” or the “joint venture”). We hold a 15% ownership interest in the Interim Program JV and will be responsible for underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture will fund its operations using a combination of equity contributions from its owners and warehouse credit facilities. It is expected that substantially all loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, we may opportunistically originate loans held for investment through the Interim Program in the future.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of March 31, 2017, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $28.9 million of which has been funded. We expect to fund the unfunded commitment amounts by the end of 2017.

We offer investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties through Walker & Dunlop Investment Sales, LLC (“WDIS”). Through our investment sales services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and our experienced transaction professionals. Our investment sales services are offered primarily in the eastern United States, with a particular focus in the southeastern United States. We will seek to add other investment sales brokerage talent, with the goal of expanding these brokerage services nationally. We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Condensed Consolidated Balance Sheets and Net income from noncontrolling interests in the Condensed Consolidated Statements of Income.

During the first quarter of 2017, we completed the purchase of certain assets and assumption of certain liabilities of Deerwood Real Estate Capital, LLC (“Deerwood”), a regional commercial mortgage banking company based in the greater New York City area.  Prior to the acquisition, Deerwood engaged in commercial real estate loan brokerage services across the United States, with a primary focus in the Greater New York City area. The acquisition expands our network of loan originators and provides further diversification to our loan origination platform. The acquisition increased our group of loan originators focusing on capital markets transactions by 19 loan originators.

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

Allowance for Risk-sharing Obligations and Allowance for Loan Losses. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Condensed Consolidated Balance Sheets. The allowance for loan losses relates to our loans held for investment from our Interim Program and is included as a reduction to Loans held for investment, net within the Condensed Consolidated Balance Sheets. The amount of each of these allowances considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing, which for loans held for investment is 100%. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor each allowance on all applicable loans and update loss estimates as current information is received. Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When we believe a loan is probable of foreclosure or in foreclosure, we record an allowance for that loan (a “specific reserve”). The specific reserve is based on the estimate of the property fair value less selling and property preservation costs and considers the loss-sharing requirements detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value. The allowance for risk-sharing obligations for such loans is updated as any additional information is received until the loss is settled with Fannie Mae. The settlement with Fannie Mae is based on the actual sales price of the property less selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial specific reserves have not varied significantly from the final settlement. We are uncertain whether such a trend will continue in the future.

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to all risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. When we place a risk-sharing loan on our watch list, we cease to amortize the guaranty obligation and transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The Allowance for risk-sharing obligations as of March 31, 2017 is based entirely on general reserves related to the loans on the watch list as of March 31, 2017.

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

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market remain strong. Multifamily occupancy rates and effective rents continue to remain at historical highs based upon strong rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and loan origination volumes due to their importance to the cash flows of the underlying properties. Additionally, the single-family home ownership level continues to decline, resulting in increased demand for multifamily housing. Most other commercial real estate asset classes have experienced similar performance in underlying fundamentals. The positive performance has boosted the value of many commercial and multifamily properties towards the high end of historical ranges.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased dramatically. According to the Mortgage Bankers Association, commercial and multifamily loan maturities are expected to remain at elevated levels through the end of 2017, as the loans originated at the height of the commercial mortgage-backed securities (“CMBS”) market mature a decade later. All of these factors have benefited our origination volumes over the past several years. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

During the first quarter of 2017, the Federal Reserve raised its targeted Fed Funds Rate by 25 basis points, the second increase in the past several months. We have not experienced a significant decline in origination volume or profitability as a result of the increases as long-

term mortgage interest rates remain at historically low levels. We cannot be certain that trend will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2017 GSE Scorecard (“2017 Scorecard”) established Fannie Mae’s and Freddie Mac’s 2017 loan origination caps at $36.5 billion each for market-rate apartments (“2017 Caps”). Affordable housing loans, loans to small multifamily properties, and manufactured housing rental community loans continue to be excluded from the 2017 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2017 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2017 Scorecard provides the FHFA with the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2017 Caps upward should the market be larger than expected in 2017, as the FHFA did twice in 2016. The 2017 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance energy or water efficiency improvements.

Our GSE loan origination volumes for the three months ended March 31, 2017 increased 108% from the three months ended March 31, 2016 as demand for multifamily lending remained strong as borrowers focused on locking in interest rates ahead of an expected rising interest rate environment. We expect the GSEs to maintain their historical market share in a multifamily market that is projected by Freddie Mac to be $300.0 billion in 2017. The GSEs reported a combined loan origination volume of $112.1 billion during 2016 and $30.0 billion during the three months ended March 31, 2017. As seen from our loan origination volumes for the three months ended March 31, 2017, we believe our market leadership with the GSEs positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights, and annuity-like cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2017.

We continue to grow our capital markets platform to take advantage of the ongoing wave of loan maturities that began in 2015 and to gain greater access to capital, deal flow, and borrower relationships. According to the Mortgage Bankers Association, the commercial real estate debt origination market grew substantially from 2014 to record levels in 2015 and then declined 3% in 2016. The apparent appetite for debt funding within the broader commercial real estate market, coupled with the additions of brokered loan originators over the past several years, has resulted in significant growth in our brokered originations over the past several years, as evidenced by the 53% year-over-year growth in brokered origination volumes from the first quarter of 2016 to the first quarter of 2017. Our outlook for our capital markets platform is positive as non-bank commercial and multifamily loan maturities are expected to grow in 2017.

Over the last few years, HUD has undergone reorganization efforts with the goal of improving the speed and efficiency of the process and reducing the cost of obtaining a loan, making HUD loans more competitive and returning them to relevance for our core multifamily borrowers in 2016 and into 2017, as evidenced by a 49% increase in HUD loan originations from 2015 to 2016 and a 67% increase from the first quarter of 2016 to the first quarter of 2017. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We remain committed to the HUD multifamily business, adding resources and scale to our HUD lending platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. The growth in transitional lending was evident in 2016 as we originated $419.6 million of interim loans during 2016 compared to $185.1 million during 2015 and $136.6 million in the first quarter of 2017 compared to none in the first quarter of 2016. We remain optimistic about this market for the foreseeable future, which is one of the reasons we created the Interim Program JV that both increases the overall capital commitment to the opportunity and dramatically expands our capacity to originate new interim loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage REITs, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

   Finally, as we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we have recently seen increased activity within the investment sales business. We believe this activity will continue throughout the wave of loan maturities, and we will look to capitalize on that demand by expanding the investment sales platform more broadly across the United States in the coming quarters. During the three months ended March 31, 2017, our investment sales team closed $286.7 million of investment sales transactions compared to $157.0 million for the three months ended March 31, 2016.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2017 and 2016. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended
	March 31,
(dollars in thousands)	2017	2016
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$1,888,936	$763,244
Freddie Mac	1,162,950	703,807
Ginnie Mae - HUD	207,032	124,208
Brokered (1)	1,330,298	867,491
Interim Loans	136,550	—
Total Loan Origination Volume	$4,725,766	$2,458,750
Investment Sales Volume	286,730	156,950
Total Transaction Volume	$5,012,496	$2,615,700

Key Performance Metrics:
Operating margin	35%	26%
Return on equity	28%	13%
Walker & Dunlop net income	$43,221	$15,458
Adjusted EBITDA (2)	$50,305	$32,416
Diluted EPS	$1.35	$0.50

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	35%	36%
Other operating expenses	7%	9%
Key Origination Metrics (as a percentage of loan origination volume):
Origination related fees	1.08%	0.91%
Gains attributable to MSRs	0.96%	0.97%
Gains attributable to MSRs, as a percentage of Agency loan origination volume (3)	1.40%	1.50%

	As of March 31,
Servicing Portfolio by Product:	2017	2016
Fannie Mae	$28,741,065	$23,304,910
Freddie Mac	21,426,315	18,146,813
Ginnie Mae - HUD	9,073,355	5,645,282
Brokered (1)	4,829,934	3,751,925
Interim Loans	313,355	191,822
Total Servicing Portfolio	$64,384,024	$51,040,752

Key Servicing Metric (end of period):
Weighted-average servicing fee rate (basis points)	26.5	25.1

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, and commercial banks.

(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.

The following table presents a period-to-period comparison of our financial results for the three months ended March 31, 2017 and 2016.

FINANCIAL RESULTS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Revenues
Gains from mortgage banking activities	$96,432	$46,323	$50,109	108%
Servicing fees	41,525	31,649	9,876	31%
Net warehouse interest income	6,620	6,731	(111)	(2)%
Escrow earnings and other interest income	3,292	1,640	1,652	101%
Other	10,643	7,898	2,745	35%
Total revenues	$158,512	$94,241	$64,271	68%

Expenses
Personnel	$56,172	$34,230	$21,942	64%
Amortization and depreciation	32,338	25,155	7,183	29%
Provision (benefit) for credit losses	(132)	(409)	277	(68)%
Interest expense on corporate debt	2,403	2,469	(66)	(3)%
Other operating expenses	11,608	8,614	2,994	35%
Total expenses	$102,389	$70,059	$32,330	46%
Income from operations	56,123	24,182	31,941	132%
Income tax expense	13,063	8,849	4,214	48%
Net income before noncontrolling interests	$43,060	$15,333	$27,727	181%
Less: net income (loss) from noncontrolling interests	(161)	(125)	(36)	29%
Walker & Dunlop net income	$43,221	$15,458	$27,763	180%

Overview

The increase in revenues was primarily attributable to increases in gains from mortgage banking activities and servicing fees. The increase in gains from mortgage banking activities was due to a 90% increase in the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”) and a 127% increase in origination fees period over period. The increases in MSR income and origination fee income were largely attributable to the significant increase in loan origination volume from period to period. Additionally, the mix of loan origination volume impacted MSR income, with a greater percentage of loan origination volume coming from Fannie Mae loans during the three months ended March 31, 2017 than during the same period in 2016. Fannie Mae loans are one of our highest gain on sale margin loan products. The increase in servicing fees was mainly due to an increase in the average servicing portfolio. The increase in expenses was primarily the result of increased commission costs due to the increase in origination fees, salaries expense due to a rise in headcount, bonus expense due to our improved financial results year over year, and stock compensation expense due to a performance stock compensation plan that began in the second quarter of 2016. Headcount increased due to acquisition activity and hiring to support the growth of our business. Additionally, amortization and depreciation expense increased as the average MSR balance increased period over period.

Revenues

Gains from Mortgage Banking Activities.  The following tables provide additional information that helps explain changes in gains from mortgage banking activities period over period:

Loan Origination Volume by Product Type
	2017	2016
Fannie Mae	40%	31%
Freddie Mac	25%	29%
Ginnie Mae - HUD	4%	5%
Brokered	28%	35%
Interim Loans	3%	0%

Gains from Mortgage Banking Activities Details
(dollars in thousands)	2017	2016
Origination Fees	$50,897	$22,406
Dollar Change	28,491
Percentage Change	127%
MSR Income (1)	$45,535	$23,917
Dollar Change	21,618
Percentage Change	90%
Origination Fee Rate (2) (basis points)	108	91
Basis Point Change	17
Percentage Change	19%
MSR Rate (3) (basis points)	96	97
Basis Point Change	(1)
Percentage Change	(1)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of loan origination volume.
(3)	MSR income as a percentage of loan origination volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and MSR income. The increase was attributable to an increase in loan origination volume and a change in the mix of loan origination volume, as our two highest-margin products, Fannie Mae and HUD, represented 44% of our overall loan origination volume in the first quarter of 2017 compared to 36% during the same period in 2016. The change in mix of loan origination volume led to the increase in the origination fee rate from 2016 to 2017 shown above. The MSR fee rate decreased slightly as adjustable-rate loan origination volume increased slightly from the first quarter of 2016 to the first quarter of 2017. The Agency MSR rate is smaller for adjustable-rate loans compared to fixed-rate loans since adjustable-rate loans have shorter expected lives. See the “Overview of Business Environment” section above for a detailed discussion of the factors driving the increase in loan origination volumes and the change in the mix of loan origination volume.

Servicing Fees.  The increase was primarily attributable to an increase in the average servicing portfolio from 2016 to 2017 as shown below due to new loan originations, the purchase of mortgage servicing rights in Q2 2016, and relatively few payoffs. Additionally, the servicing portfolio’s weighted average servicing fee increased as shown below due to increases in the Fannie Mae and HUD servicing portfolios.

Servicing Fees Details
(dollars in thousands)	2017	2016
Average Servicing Portfolio	$63,488,227	$50,614,261
Dollar Change	12,873,966
Percentage Change	25%
Average Servicing Fee (basis points)	26.3	24.9
Basis Point Change	1.4
Percentage Change	6%

Net Warehouse Interest Income.  The decrease was primarily related to a $1.5 million decrease in net warehouse interest income from loans held for sale, partially offset by an increase in net warehouse interest income from loans held for investment. The decrease in net warehouse interest income from loans held for sale is attributable to a decrease in the average balance outstanding of loans held for sale (“LHFS”) in 2017 compared to 2016 as shown below and the decrease in net spread as shown below. The decrease in the average balance was due to a decrease in the average holding period from 2016 to 2017. The decrease in the net spread was a result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based. As the yield curve continues to flatten following recent increases in short-term rates, we expect the trend in the net spread to continue.

Net Warehouse Interest Income Details
(dollars in thousands)	2017	2016
Average LHFS Outstanding Balance	$1,221,505	$1,535,168
Dollar Change	(313,663)
Percentage Change	(20)%
LHFS Net Spread (basis points)	120	135
Basis Point Change	(15)
Percentage Change	(11)%
Average LHFI Outstanding Balance	$286,697	$207,674
Dollar Change	79,023
Percentage Change	38%
LHFI Net Spread (basis points)	411	300
Basis Point Change	111
Percentage Change	37%

Escrow Earnings and Other Interest Income.  The increase was due to increases in both the average balance of escrow accounts and the average earnings rate from 2016 to 2017 as shown below. The increase in the average balance was due to the increase in the average servicing portfolio, particularly the significant increase in the average balance of the HUD servicing portfolio as HUD loans have the highest escrow balances of all of our products. The increase in the average earnings rate was due to the increase in short-term interest rates during 2017.

Escrow Earnings and Other Interest Income Details
(dollars in thousands)	2017	2016
Average escrow balance	$1,497,207	$1,000,614
Dollar Change	496,593
Percentage Change	50%
Escrow Earnings Rate (basis points)	88	66
Basis Point Change	22
Percentage Change	33%

Expenses

Personnel.  The increase was principally the result of higher loan originator commission costs, increased bonus expense, increased salaries expense, and an increase in stock compensation expense. Commission costs increased due to the increase in origination fee income. Bonus expense increased due to our improved financial results year over year. Salaries expense increased due to a rise in average headcount from 504 in 2016 to 573 in 2017 as a result of acquisitions and organic growth of the Company to support our expanding commercial real estate services operations. The increase in stock compensation expense is largely related to a performance stock compensation plan that began in the second quarter of 2016.

Amortization and Depreciation.  The increase was primarily attributable to loan origination activity and the resulting growth in the MSR balance from 2016 to 2017.

Income Tax Expense.   The substantial decrease in income tax expense was related to excess tax benefits. Excess tax benefits recognized in 2016 reduced income tax expense by $0.3 million compared to $8.7 million in 2017. The reduction to income tax expense due to excess tax benefits in 2017 was substantially larger as a result of the significant increase in our stock price over the past 12 months and an increase in the number of shares that vested in 2017, reducing the effective tax rate significantly. The increase in the number of shares that vested was largely attributable to a performance share plan that vested in 2017 as we achieved each of the performance targets at or near the high end of the payout range. The performance share plan vesting was the first of its kind in the Company’s history. The Company expects the reduction for income taxes related to excess tax benefits to be substantially less for the remainder of 2017.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision (benefit) for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs and unrealized gains and losses from CMBS activities. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income. Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended
	March 31,
(in thousands)	2017	2016
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$43,221	$15,458
Income tax expense	13,063	8,849
Interest expense	2,403	2,469
Amortization and depreciation	32,338	25,155
Provision (benefit) for credit losses	(132)	(409)
Net write-offs	—	—
Stock compensation expense	4,947	3,858
Gains attributable to mortgage servicing rights (1)	(45,535)	(23,917)
Unrealized (gains) losses from proprietary CMBS mortgage banking activities	—	953
Adjusted EBITDA	$50,305	$32,416

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three months ended March 31, 2017 and 2016:

ADJUSTED EBITDA

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Origination fees	$50,897	$23,359	$27,538	118%
Servicing fees	41,525	31,649	9,876	31%
Net warehouse interest income	6,620	6,731	(111)	(2)%
Escrow earnings and other interest income	3,292	1,640	1,652	101%
Other revenues	10,804	8,023	2,781	35%
Personnel	(51,225)	(30,372)	(20,853)	69%
Net write-offs	—	—	—	N/A
Other operating expenses	(11,608)	(8,614)	(2,994)	35%
Adjusted EBITDA	$50,305	$32,416	$17,889	55%

See the table above for the components of the change in adjusted EBITDA period over period. The increase in origination fees was largely related to the increase in loan origination volume period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations and the purchase of mortgage servicing rights in the second quarter of 2016. Net warehouse interest income decreased largely due to a decrease in the average balance of loans held for sale outstanding, as well as a decrease in the net warehouse margin. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the recent increases in short-term interest rates. Other revenues increased primarily due to an increase in assumption fee income and prepayment fee income. The increase in personnel expense was primarily due to increased commission costs due to the increase in origination fees and increased salaries expense due to a rise in headcount. Other operating expenses increased as a result of an increase in professional fees.

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

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property, plant, and equipment. Our cash flows from investing activities also include the funding and repayment of loans held for investment and the funding of preferred equity investments. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2017 and 2016.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	Three Months Ended March 31,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Net cash provided by (used in) operating activities	$644,102	$1,965,257	$(1,321,155)	(67)%
Net cash provided by (used in) investing activities	(110,938)	38,715	(149,653)	(387)%
Net cash provided by (used in) financing activities	(599,673)	(2,035,001)	1,435,328	(71)%
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	146,958	183,455	(36,497)	(20)%

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$653,654	$1,972,479	$(1,318,825)	(67)%
Net cash provided by (used in) operating activities, excluding loan origination activity	(9,552)	(7,222)	(2,330)	32%

Cash flows from investing activities
Funding of preferred equity investments	(4,052)	(1,291)	(2,761)	214%
Acquisitions, net of cash received	(15,000)	—	(15,000)	N/A

Originations of loans held for investment	$(139,442)	$—	$(139,442)	N/A
Principal collected on loans held for investment	48,400	41,548	6,852	16%
Net payoff of (investment in) loans held for investment	$(91,042)	$41,548	$(132,590)	(319)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(650,492)	$(1,999,202)	$1,348,710	(67)%
Borrowings of interim warehouse notes payable	102,377	—	102,377	N/A
Repayments of interim warehouse notes payable	(36,300)	(30,469)	(5,831)	19%
Repurchase of common stock	(17,541)	(8,345)	(9,196)	110%

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operations for 2017 is primarily attributable to the receipt of $653.7 million for the funding of loan originations, net of sales of loans to third parties during the three months ended March 31, 2017 compared to the receipt of $2.0 billion for the funding of loan originations, net of sales to third parties during the three months ended March 31, 2016. Excluding cash used for the origination and sale of loans, cash flows used in operations was $9.6 million during the three months ended March 31, 2017 compared to $7.2 million during the three months ended March 31, 2016. The significant components of the change included a greater reduction to net income related to gains attributable to future servicing rights of $21.6 million during the three months ended March 31, 2017 and a greater reduction to cash related to servicing fees and other receivables of $12.0 million, partially offset by an increase of $27.7 million in net income before noncontrolling interests, an increase of $7.2 million in the adjustment to net income for amortization and depreciation, and a greater increase to net income related to the change in the fair value of premiums and origination fees of $3.9 million.

The reduction in cash provided by (used in) investing activities is primarily attributable to an increase in the net investment in loans held for investment and in net cash used for acquisitions, partially offset by an increase in the cash used for the purchase of mortgage servicing rights. Net investment in loans held for investment during the three months ended March 31, 2017 was $91.0 million compared to net payoff of $41.5 million during the three months ended March 31, 2016. Of the $91.0 million of the net investment in loans held for investment during the three months ended March 31, 2017, $66.1 million was funded using interim warehouse borrowings (included in cash flows from financing activities), with the other $24.9 million funded using corporate cash. Of the $41.5 million of the net payoff of loans held for investment during the three months ended March 31, 2016, $30.5 million was funded using interim warehouse borrowings, with the remaining $11.0 million funded using corporate cash. Net cash paid for acquisitions increased by $15.0 million as the Company did not execute any acquisitions during the three months ended March 31, 2016. Cash paid to fund preferred equity investments increased by $2.8 million period to period due to the investee’s increased need for capital as the rehabilitation projects near the end of their funding phase.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period and an increase in borrowings of interim warehouse notes payable, partially offset by an increase in repayments of interim warehouse notes payable and an increase in cash used to repurchase and retire shares of our common stock. The decrease in net repayments of warehouse borrowings during the three months ended March 31, 2017 was due to a smaller decrease in the unpaid principal balance of loans held for sale from December 31, 2016 to March 31, 2017. During 2017, the unpaid principal balance of loans held for sale decreased $653.7 million from their December 31, 2016 balance compared to a decrease of $1.9 billion during the same period in 2016. The change in net borrowings of interim warehouse notes payable was principally due to an increase in originations of loans held for investment, partially offset by an increase in payoffs of loans held for investment year over year. The increase in share repurchase activity was principally related to an increase in the repurchase of shares to settle employee tax obligations for restricted and performance-based share awards along with a substantial increase in the fair value of the Company’s stock, which increased the taxable compensation to employees upon vesting. No performance-based awards vested during the three months ended March 31, 2016 compared to 0.6 million shares during the three months ended March 31, 2017.

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

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of March 31, 2017. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2017, the minimum net worth requirement was $137.1 million and our net worth was $513.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2017, we were required to maintain at least $26.8 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2017, we had operational liquidity of $65.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. As of March 31, 2017, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $28.9 million of which has been funded. We expect to fund the unfunded commitment amounts by the end of 2017. We may make additional commitments to fund preferred equity investments in the future.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million and invested $93.3 million of cash in acquisitions and the purchase of mortgage servicing rights. During the first quarter of 2017, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock over a 12-month period ending February 10, 2018. We have not repurchased any shares of our stock under this program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of March 31, 2017, we held substantially all of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $83.3 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2017 collateral requirements as outlined above. As of March 31, 2017, reserve requirements for the DUS loan portfolio will require us to fund $61.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2017.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of March 31, 2017.

	March 31, 2017
(dollars in thousands)	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Agency warehouse facility #1	$425,000	$130,719	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	562,583	30-day LIBOR plus 1.40%
Agency warehouse facility #3	280,000	90,358	30-day LIBOR plus 1.35%
Agency warehouse facility #4	350,000	214,116	30-day LIBOR plus 1.40%
Agency warehouse facility #5	30,000	20,348	30-day LIBOR plus 1.80%
Fannie Mae repurchase agreement, uncommitted line and open maturity	1,500,000	180,378	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,235,000	$1,198,502

Interim warehouse facility #1	$85,000	$36,916	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	113,272	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	59,006	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$209,194
Total warehouse facilities	$3,595,000	$1,407,696

Agency Warehouse Facilities

At March 31, 2017, to provide financing to borrowers under the GSE and HUD programs, we have five warehouse lines of credit in the amount of $1.7 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Four of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), one we expect to renew every 18 months, and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under a GSE or HUD execution depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 30, 2017. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points. No material modifications have been made to the agreement during 2017.

Agency Warehouse Facility #2:

We have a $650.0 million committed warehouse agreement with a syndicate of national banks that is scheduled to mature on June 21, 2017. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. No material modifications have been made to the agreement during 2017.

Agency Warehouse Facility #3:

We have a $280.0 million committed warehouse credit and security agreement with a national bank. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 135 basis points. During the second quarter of 2017, we executed a short-term extension that extended the maturity date to May 30, 2017 and reduced the interest rate to the 30-day LIBOR plus 125 basis points. Prior to the expiration of the extension, we expect to execute an amendment to extend the maturity date for a one-year period with increased capacity and the same interest rate as the extension. No other material modifications have been made to the agreement during 2017.

Agency Warehouse Facility #4:

We have a $350.0 million committed warehouse agreement with a national bank that is scheduled to mature on October 27, 2017.  The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. No material modifications have been made to the agreement during 2017.

Agency Warehouse Facility #5:

We have a $30.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature in January 2018. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. No material modifications have been made to the agreement during 2017.

Uncommitted Agency Warehouse Facility:

We have a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR plus 115 basis points, with a minimum 30-day LIBOR rate of 35 basis points. There is no expiration date for this facility. No changes have been made to the uncommitted facility during 2017. The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.4 billion as of March 31, 2017 (“Interim Warehouse Facilities”).  Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $85.0 million committed warehouse line agreement that provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2017, we executed the seventh amendment to the credit and security agreement that extended the maturity date to April 30, 2018. No other material modifications have been made to the agreement during 2017.

Interim Warehouse Facility #2:

We have a $200.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2017.  The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications have been made to the agreement during 2017.

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement that provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 200 basis points to 250 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2017, we exercised our option to extend the maturity date to May 19, 2018. No other material modifications have been made to the agreement during 2017.

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. We were in compliance with all covenants as of March 31, 2017.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of March 31, 2017.

Our obligations under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent. As of March 31, 2017, the outstanding principal balance of the Term Loan was $167.1 million.

The Term Loan and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of March 31, 2017, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following tables set forth certain information useful in evaluating our credit performance.

	March 31,
(dollars in thousands)	2017	2016
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$21,465,009	$17,642,364
Fannie Mae Modified Risk	7,035,879	4,905,037
Freddie Mac Modified Risk	53,359	53,498
GNMA - HUD Full Risk	4,391	4,547
Total risk-sharing servicing portfolio	$28,558,638	$22,605,446

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$240,177	$757,509
Freddie Mac No Risk	21,372,956	18,093,315
GNMA - HUD No Risk	9,068,964	5,640,735
Brokered	4,829,934	3,751,925
Total non risk-sharing servicing portfolio	$35,512,031	$28,243,484

Total loans serviced for others	$64,070,669	$50,848,930

Interim loans (full risk) servicing portfolio	313,355	191,822

Total servicing portfolio unpaid principal balance	$64,384,024	$51,040,752

At risk servicing portfolio (1)	$25,187,219	$20,066,881
Maximum exposure to at risk portfolio (2)	5,183,874	4,165,215
60+ day delinquencies, within at risk portfolio	—	—
At risk loan balances associated with allowance for risk-sharing obligations	$—	$16,884

60+ day delinquencies as a percentage of the at risk portfolio	0.00%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.01%	0.03%
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	N/A	30.50%
Allowance for risk-sharing as a percentage of maximum exposure	0.07%	0.12%
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.75%	0.81%

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

As of March 31, 2017 and 2016, none of our at risk balances was more than 60 days delinquent. For both the three months ended

March 31, 2017 and March 31, 2016, the provision for risk-sharing obligations was a net benefit of $0.2 million. During the third quarter of 2016, we settled with Fannie Mae the loss sharing amounts related to the last three remaining previously defaulted at risk loans. As a result of these loss settlements, the Allowance for risk-sharing obligations as of March 31, 2017 is based entirely on our collective assessment of the probability of loss related to the loans on the watch list as of March 31, 2017.

As of March 31, 2017 and 2016, our allowance for risk-sharing obligations was $3.5 million and $5.1 million, respectively, or 1 and 3 basis points of the at risk balance as of March 31, 2017 and 2016. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of March 31, 2017, we had advanced $0 of principal and interest payments on the loans associated with our $3.5 million allowance. As of March 31, 2016, we had advanced $0.1 million of principal and interest payments on the loans associated with our $5.1 million allowance at that time.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

See NOTE 2 to the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a table that presents the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. Although we do not believe any of the accounting pronouncements listed in that table will have a significant impact on our business activities or compliance with our debt covenants, we are still in the process of determining the impact some of the new pronouncements may have on our financial results and operating activities.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of March 31, 2017 and 2016 was 98 basis points and 44 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $13.8 million based on our escrow balance as of March 31, 2017 compared to $10.2 million based on our escrow balance as of March 31, 2016. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $12.7 million based on the escrow balance as of March 31, 2017 compared to $4.2 million based on our escrow balance as of March 31, 2016. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. A 100-basis point increase in 30-day LIBOR would decrease our annual net warehouse interest income by approximately $2.6 million based on our outstanding warehouse balance as of March 31, 2017 compared to $1.2 million based on our outstanding warehouse balance as of March 31, 2016. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $2.5 million based on our outstanding warehouse balance as of March 31, 2017 compared to $0.5 million as of March 31, 2016.

All of our corporate debt is based on 30-day LIBOR, with a floor of 100 basis points. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $1.6 million based on our outstanding corporate debt as of March 31, 2017, compared to $0.7 million as of March 31, 2016. A decrease in 30-day LIBOR to zero would not have an impact on our 2017 or 2016 annual earnings because of the LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $22.1 million as of March 31, 2017, compared to $16.3 million as of March 31, 2016. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of March 31, 2017, 86% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 88% as of March 31, 2016; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2016 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the 2016 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2017, we purchased 440 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2017. The repurchase program authorized by our Board of Directors permits us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ending February 10, 2018. The Company had $75.0 million of authorized share repurchase capacity remaining as of March 31, 2017. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2017:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2017	850	$31.20	—	$65,840,546
February 1-28, 2017	412,330	39.82	—	75,000,000
March 1-31, 2017	26,413	41.34	—	75,000,000
Total	439,593	$39.89	—	$75,000,000

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

4.6 10.1 10.2 10.3	†* †* *

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

Non-Executive Director Compensation Rates

Indemnification Agreement, dated February 28, 2017, by and between Walker & Dunlop, Inc. and Michael J. Warren

Tenth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of March 27, 2017, by and among Walker & Dunlop, LLC

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

Date: May 3, 2017	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 3, 2017	By:	/s/ Stephen P. Theobald
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

4.6 10.1 10.2 10.3	†* †* *

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

Non-Executive Director Compensation Rates

Indemnification Agreement, dated February 28, 2017, by and between Walker & Dunlop, Inc. and Michael J. Warren

Tenth Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of March 27, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent

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