Form 10-Q
period 2017-06-30
Walker & Dunlop, Inc.
filed 2017-08-02
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 26, 2017, there were 31,246,830 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$53,338	$118,756
Restricted cash	15,768	9,861
Pledged securities, at fair value	92,401	84,850
Loans held for sale, at fair value	1,608,025	1,858,358
Loans held for investment, net	167,540	220,377
Servicing fees and other receivables, net	34,794	29,459
Derivative assets	24,991	61,824
Mortgage servicing rights	573,159	521,930
Goodwill and other intangible assets	124,621	97,372
Other assets	71,398	49,645
Total assets	$2,766,035	$3,052,432

Liabilities
Accounts payable and other liabilities	$229,471	$232,231
Performance deposits from borrowers	14,894	10,480
Derivative liabilities	500	4,396
Guaranty obligation, net of accumulated amortization	36,492	32,292
Allowance for risk-sharing obligations	3,648	3,613
Warehouse notes payable	1,630,268	1,990,183
Note payable	164,011	164,163
Total liabilities	$2,079,284	$2,437,358

Equity
Preferred shares, Authorized 50,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 30,144 shares at June 30, 2017 and 29,551 shares at December 31, 2016	301	296
Additional paid-in capital	222,989	228,889
Retained earnings	458,819	381,031
Total stockholders’ equity	$682,109	$610,216
Noncontrolling interests	4,642	4,858
Total equity	$686,751	$615,074
Commitments and contingencies (NOTE 10)	—	—
Total liabilities and equity	$2,766,035	$3,052,432

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Gains from mortgage banking activities	$102,176	$102,453	$198,608	$148,776
Servicing fees	43,214	32,771	84,739	64,420
Net warehouse interest income	5,800	3,580	12,420	10,311
Escrow earnings and other interest income	4,514	1,955	7,806	3,595
Other	10,703	7,099	21,346	14,997
Total revenues	$166,407	$147,858	$324,919	$242,099

Expenses
Personnel	$63,516	$55,758	$119,688	$89,988
Amortization and depreciation	32,860	26,425	65,198	51,580
Provision (benefit) for credit losses	(93)	292	(225)	(117)
Interest expense on corporate debt	2,443	2,465	4,846	4,934
Other operating expenses	11,599	11,212	23,207	19,826
Total expenses	$110,325	$96,152	$212,714	$166,211
Income from operations	$56,082	$51,706	$112,205	$75,888
Income tax expense	21,570	19,595	34,633	28,444
Net income before noncontrolling interests	$34,512	$32,111	$77,572	$47,444
Less: net income (loss) from noncontrolling interests	(55)	90	(216)	(35)
Walker & Dunlop net income	$34,567	$32,021	$77,788	$47,479

Basic earnings per share	$1.15	$1.09	$2.60	$1.61
Diluted earnings per share	$1.08	$1.05	$2.43	$1.55

Basic weighted average shares outstanding	30,131	29,388	29,971	29,438
Diluted weighted average shares outstanding	32,097	30,627	32,067	30,714

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income before noncontrolling interests	$77,572	$47,444
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(90,204)	(79,496)
Change in the fair value of premiums and origination fees	1,921	(11,954)
Amortization and depreciation	65,198	51,580
Provision (benefit) for credit losses	(225)	(117)
Other operating activities, net	365,842	339,053
Net cash provided by (used in) operating activities	$420,104	$346,510

Cash flows from investing activities
Capital expenditures	$(2,049)	$(777)
Funding of preferred equity investments	(11,385)	(6,409)
Net cash paid to increase ownership interest in a previously held equity-method investment	—	(1,058)
Acquisitions, net of cash received	(15,000)	—
Purchase of mortgage servicing rights	—	(43,374)
Originations of loans held for investment	(167,079)	(141,842)
Principal collected on loans held for investment	100,980	133,120
Net cash provided by (used in) investing activities	$(94,533)	$(60,340)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(414,266)	$(333,615)
Borrowings of interim warehouse notes payable	128,660	98,863
Repayments of interim warehouse notes payable	(75,615)	(97,873)
Repayments of note payable	(552)	(552)
Proceeds from issuance of common stock	2,885	3,291
Repurchase of common stock	(17,590)	(11,979)
Debt issuance costs	(1,053)	(1,689)
Distributions to noncontrolling interests	—	(5)
Net cash provided by (used in) financing activities	$(377,531)	$(343,559)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(51,960)	$(57,389)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	213,467	214,484
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$161,507	$157,095

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$22,513	$18,008
Cash paid for income taxes	27,748	16,426

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or thereafter.

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

During the second quarter of 2017, the Company formed a joint venture with an affiliate of one of the world’s largest owners of commercial real estate that originates, holds, and finances loans that previously met the criteria of the Interim Program. The Company holds a 15% ownership interest in the joint venture and is responsible for underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture funds its operations using a combination of equity contributions from the partners and third-party credit facilities. The Company expects that substantially all loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, the Company may opportunistically originate loans held for investment through the existing Interim Program in the future. During the third quarter of 2017, the Company sold certain loans from its portfolio of interim loans with an unpaid principal balance of $119.8 million to the joint venture at par. These loans were classified as held for sale as of June 30, 2017. The Company does not expect to sell additional loans held for investment to the joint venture. The Company does not consolidate the activities of the joint venture; therefore, it accounts for the activities associated with its ownership interest using the equity method.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2017. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2017. No other material subsequent events have occurred that would require disclosure.

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

Comprehensive Income—For the three and six months ended June 30, 2017 and 2016, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of up to three years. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible. All loans held for investment are multifamily loans with similar risk characteristics. As of June 30, 2017, Loans held for investment, net consisted of nine loans with an aggregate $168.7 million of unpaid principal balance less $1.0 million of net unamortized deferred fees and costs and $0.2 million of allowance for loan losses. As of December 31, 2016, Loans held for investment, net consisted of 12 loans with an aggregate $222.3 million of unpaid principal balance less $1.5 million of net unamortized deferred fees and costs and $0.4 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the interim loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for loan losses that assesses the losses inherent in the portfolio. That process includes assessing the credit quality of each of the loans held for investment by monitoring the financial condition of the borrower and the financial trends of the underlying property. The allowance levels are influenced by the outstanding portfolio balance, delinquency rates, historic loss experience, and other conditions influencing loss expectations, such as economic conditions. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The allowances for loan losses recorded as of June 30, 2017 and December 31, 2016 were based on the Company’s collective assessment of the portfolio.

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

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of June 30, 2017 or December 31, 2016. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and six months ended June 30, 2017 and 2016:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Provision (benefit) for loan losses	$(215)	$17	$(190)	$(238)
Provision (benefit) for risk-sharing obligations	122	275	(35)	121
Provision (benefit) for credit losses	$(93)	$292	$(225)	$(117)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for sale or investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and six months ended June 30, 2017 and 2016 are the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Warehouse interest income - loans held for sale	$9,413	$7,298	$21,353	$20,821
Warehouse interest expense - loans held for sale	(6,983)	(5,168)	(15,248)	(13,516)
Net warehouse interest income - loans held for sale	$2,430	$2,130	$6,105	$7,305

Warehouse interest income - loans held for investment	$5,315	$2,630	$9,993	$5,453
Warehouse interest expense - loans held for investment	(1,945)	(1,180)	(3,678)	(2,447)
Net warehouse interest income - loans held for investment	$3,370	$1,450	$6,315	$3,006

Total net warehouse interest income	$5,800	$3,580	$12,420	$10,311

Income Taxes—The Company records the excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded excess tax benefits of $0.1 million and $0.2 million during the three months ended June 30, 2017 and 2016, respectively, and $8.8 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers Pledged securities, at fair value to be restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of June 30, 2017 and 2016 and December 31, 2016 and 2015.

	June 30,		December 31,
(in thousands)	2017	2016	2016	2015
Cash and cash equivalents	$53,338	$60,993	$118,756	$136,988
Restricted cash	15,768	17,611	9,861	5,306
Pledged securities, at fair value (restricted cash equivalents)	92,401	78,491	84,850	72,190
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$161,507	$157,095	$213,467	$214,484

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

January 1, 2019 (early adoption is permitted)

The Company is in the preliminary stages of implementation. The Company has completed its analysis of  the applicability of the standard to its operations and has now progressed to determining the significance of the impact ASU 2016-02 will have on its financial statements and the timing of when it will adopt ASU 2016-02.

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

January 1, 2018 (early adoption permitted for certain parts)

The Company does not believe that ASU 2016-01 will have a material impact on its reported financial results as the Company does not have any unconsolidated equity investments not accounted for under the equity method.

Standard	Issue Date	Description	Effective Date	Expected Financial Statement Impact
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	Q2 2014

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

There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2016 Form 10-K other than the changes made pursuant to the adoption of two ASUs as disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (“Q1 2017 10-Q”).

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation,  including an adjustment  relating to the presentation of cash flows associated with restricted cash and restricted cash equivalents  for the adoption of a new accounting standard during the fourth quarter of 2016 as more fully described in NOTE 2 of the 2016 Form 10-K.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three and six months ended June 30, 2017 and 2016:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Contractual loan origination related fees, net	$57,507	$46,874	$108,404	$69,280
Fair value of expected net cash flows from servicing recognized at commitment	48,318	59,580	96,995	85,007
Fair value of expected guaranty obligation recognized at commitment	(3,649)	(4,001)	(6,791)	(5,511)
Total gains from mortgage banking activities	$102,176	$102,453	$198,608	$148,776

The origination fees shown in the table are net of co-broker fees of $6.5 million and $11.1 million for the three months ended June 30, 2017 and 2016, respectively, and $10.2 million and $16.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

The fair values of the MSRs at June 30, 2017 and December 31, 2016 were $748.4 million and $669.4 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at June 30, 2017 is a decrease in the fair value of $23.8 million.

The impact of a 200-basis point increase in the discount rate at June 30, 2017 is a decrease in the fair value of $46.0 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three and six months ended June 30, 2017 and 2016 is shown in the table below:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$562,530	$421,651	$521,930	$412,348
Additions, following the sale of loan	44,650	29,053	117,574	64,026
Purchases	—	44,774	—	44,774
Amortization	(29,325)	(23,233)	(58,224)	(45,956)
Pre-payments and write-offs	(4,696)	(4,152)	(8,121)	(7,099)
Ending balance	$573,159	$468,093	$573,159	$468,093

The following summarizes the components of the net carrying value of the Company’s acquired and originated MSRs as of June 30, 2017:

	As of June 30, 2017
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$175,934	$(114,229)	$61,705
Originated MSRs	728,606	(217,152)	511,454
Total	$904,540	$(331,381)	$573,159

The expected amortization of MSRs recorded as of June 30, 2017 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Six Months Ending December 31,
2017	$51,225	$6,345	$57,570
Year Ending December 31,
2018	$92,976	$11,515	$104,491
2019	79,225	10,187	89,412
2020	71,000	8,578	79,578
2021	61,605	6,855	68,460
2022	48,966	4,921	53,887
Thereafter	106,457	13,304	119,761
Total	$511,454	$61,705	$573,159

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS” TM) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The Company does not provide a guaranty for any other loan product it sells or brokers.

Activity related to the guaranty obligation for the three and six months ended June 30, 2017 and 2016 is presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$35,311	$28,552	$32,292	$27,570
Additions, following the sale of loan	3,046	1,777	7,736	3,689
Amortization	(1,885)	(1,537)	(3,466)	(2,750)
Other	20	(386)	(70)	(103)
Ending balance	$36,492	$28,406	$36,492	$28,406

Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2017 and 2016 is shown in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$3,546	$5,149	$3,613	$5,586
Provision (benefit) for risk-sharing obligations	122	275	(35)	121
Write-offs	—	—	—	—
Other	(20)	386	70	103
Ending balance	$3,648	$5,810	$3,648	$5,810

When the Company places a loan for which it has a risk-sharing obligation on its watch list, the Company transfers the remaining unamortized balance of the guaranty obligation to the allowance for risk-sharing obligations. When a loan for which the Company has a risk-sharing obligation is removed from the watch list, the loan’s reserve is transferred from the allowance for risk-sharing obligations to the guaranty obligation, and the amortization of the remaining balance over the remaining estimated life is resumed. This net transfer of the unamortized balance of the guaranty obligation from a noncontingent classification to a contingent classification (and vice versa) is presented in the guaranty obligation and allowance for risk-sharing obligations tables above as ‘Other.’

The Allowance for risk-sharing obligations as of June 30, 2017 is based entirely on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of June 30, 2017.

As of June 30, 2017, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $5.3 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $66.3 billion as of June 30, 2017 compared to $63.1 billion as of December 31, 2016.

NOTE 7—WAREHOUSE NOTES PAYABLE

At June 30, 2017, to provide financing to borrowers, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has warehouse lines of credit in the amount of $2.3 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at June 30, 2017 are shown in the table below:

	June 30, 2017
(dollars in thousands)	Maximum	Outstanding	Loan Type
Facility	Amount	Balance	Funded (1)	Interest rate
Agency warehouse facility #1	$425,000	$224,431	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	470,003	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #3	880,000	387,932	LHFS	30-day LIBOR plus 1.25%
Agency warehouse facility #4	350,000	238,902	LHFS	30-day LIBOR plus 1.40%
Agency warehouse facility #5	30,000	20,348	LHFS	30-day LIBOR plus 1.80%
Fannie Mae repurchase agreement, uncommitted line and open maturity	1,500,000	93,112	LHFS	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,835,000	$1,434,728

Interim warehouse facility #1	$85,000	$43,440	LHFI	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	100,591	LHFI (2)	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	52,131	LHFI (2)	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$196,162
Debt issuance costs	—	(622)
Total warehouse facilities	$4,195,000	$1,630,268

(1)	Type of loan the borrowing facility is used to fully or partially fund – loans held for sale (“LHFS”) or loans held for investment (“LHFI”).
(2)

These warehouse lines were used to fund Interim Program loans held for sale and held for investment as of June 30, 2017. $88.6 million of the aggregate balance of these two warehouse lines was used to fund Interim Program loans held for sale as of June 30, 2017, with the remaining $64.1 million used to fund Interim Program loans held for investment. NOTE 1 contains additional details about these loans held for sale.

During the second quarter of 2017, the Company executed a short-term extension to the agreement related to Agency Warehouse Facility #2 that extends the maturity date to September 11, 2017. Prior to the expiration of the short-term extension, we expect to execute an amendment to extend the maturity date one year and to enter into a new, separate warehousing credit agreement with one of the lenders under the existing facility. The new, separate warehousing credit agreement will be Agency Warehouse Facility #6. No other material modifications have been made to the agreement during 2017.

During the second quarter of 2017, the Company executed the seventh amendment to the warehouse agreement related to Agency Warehouse Facility #3. The amendment reduced the interest rate to the 30-day London Interbank Offered Rate (“LIBOR”) plus 125 basis points, extended the maturity date to April 30, 2018, and increased the permanent borrowing capacity to $480.0 million. Additionally, the amendment provided for a temporary increase to the borrowing capacity of $400.0 million that expired July 30, 2017. No other material modifications have been made to the agreement during 2017.

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

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the six months ended June 30, 2017 and 2016 follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Beginning balance	$96,420	$90,338
Additions from acquisitions	27,347	—
Impairment	—	—
Ending balance	$123,767	$90,338

The addition from acquisitions during the six months ended June 30, 2017 shown in the table above relates to an immaterial acquisition completed during the first quarter of 2017 as more fully disclosed in the Company’s Q1 2017 10-Q. As of June 30, 2017, the Company has fully amortized all intangible assets obtained from acquisitions.

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

The Company's MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value (measured at the portfolio level).

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's assets and liabilities carried at fair value on a recurring basis:

•

Derivative Instruments—The derivative instruments used by the Company consist of interest rate lock commitments and forward sale agreements. These instruments are valued using a discounted cash flow model developed based on changes in the applicable U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017, and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
June 30, 2017
Assets
Loans held for sale	$—	$1,608,025	$—	$1,608,025
Pledged securities	92,401	—	—	92,401
Derivative assets	—	—	24,991	24,991
Total	$92,401	$1,608,025	$24,991	$1,725,417

Liabilities
Derivative liabilities	$—	$—	$500	$500
Total	$—	$—	$500	$500

December 31, 2016
Assets
Loans held for sale	$—	$1,858,358	$—	$1,858,358
Pledged securities	84,850	—	—	84,850
Derivative assets	—	—	61,824	61,824
Total	$84,850	$1,858,358	$61,824	$2,005,032

Liabilities
Derivative liabilities	$—	$—	$4,396	$4,396
Total	$—	$—	$4,396	$4,396

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2017.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2017 and 2016:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Derivative assets and liabilities, net
Beginning balance	$5,997	$9,578	$57,428	$10,345
Settlements	(83,682)	(108,769)	(231,545)	(157,928)
Realized gains recorded in earnings (1)	77,685	99,191	174,117	147,583
Unrealized gains recorded in earnings (1)	24,491	600	24,491	600
Ending balance	$24,491	$600	$24,491	$600

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2017:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$24,991	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$500	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2017 and December 31, 2016 are presented below:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$53,338	$53,338	$118,756	$118,756
Restricted cash	15,768	15,768	9,861	9,861
Pledged securities	92,401	92,401	84,850	84,850
Loans held for sale	1,608,025	1,608,025	1,858,358	1,858,358
Loans held for investment, net	167,540	168,662	220,377	222,313
Derivative assets	24,991	24,991	61,824	61,824
Total financial assets	$1,962,063	$1,963,185	$2,354,026	$2,355,962

Financial liabilities:
Derivative liabilities	$500	$500	$4,396	$4,396
Warehouse notes payable	1,630,268	1,630,890	1,990,183	1,992,111
Note payable	164,011	166,775	164,163	167,327
Total financial liabilities	$1,794,779	$1,798,165	$2,158,742	$2,163,834

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

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of June 30, 2017 and December 31, 2016, no credit-related adjustments were required.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2017 and December 31, 2016.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Assumed		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2017
Rate lock commitments	$478,118	$12,849	$(4,309)	$8,540	$8,540	$—	$—
Forward sale contracts	1,950,178	—	15,951	15,951	16,451	(500)	—
Loans held for sale	1,591,810	27,857	(11,642)	16,215	—	—	16,215
Total		$40,706	$—	$40,706	$24,991	$(500)	$16,215

December 31, 2016
Rate lock commitments	$395,462	$15,844	$(2,275)	$13,569	$14,482	$(913)	$—
Forward sale contracts	2,248,385	—	43,859	43,859	47,342	(3,483)	—
Loans held for sale	1,852,923	47,019	(41,584)	5,435	—	—	5,435
Total		$62,863	$—	$62,863	$61,824	$(4,396)	$5,435

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of June 30, 2017, the Company held substantially all of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2017 collateral requirements as outlined above. As of June 30, 2017, reserve requirements for the DUS loan portfolio will require the Company to fund $61.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2017. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At June 30, 2017, the minimum net worth requirement was $141.2 million, and the Company's net worth was $575.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2017, the Company was required to maintain at least $27.7 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of June 30, 2017, the Company had operational liquidity of $102.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Other Commitments—Under certain limited circumstances, the Company may make preferred equity investments in entities controlled by certain of its borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of June 30, 2017, the Company has made commitments to fund such preferred equity investments in installments totaling $42.8 million, $36.2 million of which has been funded. The Company expects to fund the remaining unfunded commitment amount by the end of 2017.

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

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Weighted average number of shares outstanding used to calculate basic earnings per share	30,131	29,388	29,971	29,438

Dilutive securities
Unvested restricted shares and restricted share units	1,171	963	1,362	1,002
Stock options	795	276	734	274
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	32,097	30,627	32,067	30,714

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

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Average options	113	207	84	155
Average restricted shares	—	211	3	213

NOTE 12—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2016	29,551	$296	$228,889	$381,031	$4,858	$615,074
Walker & Dunlop net income	—	—	—	77,788	—	77,788
Net income from noncontrolling interests	—	—	—	—	(216)	(216)
Stock-based compensation - equity classified	—	—	8,801	—	—	8,801
Issuance of common stock in connection with equity compensation plans	1,033	10	2,875	—	—	2,885
Repurchase and retirement of common stock	(440)	(5)	(17,585)	—	—	(17,590)
Other	—	—	9	—	—	9
Balance at June 30, 2017	30,144	$301	$222,989	$458,819	$4,642	$686,751

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
•

other risks and uncertainties associated with our business described in our 2016 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, broker, and service a range of multifamily and other commercial real estate financing products and provide multifamily investment sales brokerage services. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the GSEs and HUD (collectively the “Agencies”), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on substantially all loans that we originate through the Agencies’ programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS" ™) lender nationally, a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans (“Freddie Mac seller/servicer”) in 23 states and the District of Columbia, a Freddie Mac Approved Seller/Servicer for Seniors Housing and Targeted Affordable Housing nationwide, a HUD Multifamily Accelerated Processing lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also broker loans for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We service some of the loans for which we act as a loan broker.

We fund loans for the Agencies, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain prior to rate lock. Proceeds from the sale of the loan are used to pay off the warehouse borrowing. The sale of the loan is typically completed within 60 days after the loan is closed.

We recognize gains from mortgage banking activities when we commit to both originate a loan with a borrower and sell that loan to an investor. The gains from mortgage banking activities reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also generate revenue from (i) net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities, (ii) net warehouse interest income from loans held for investment while they are outstanding, and (iii) sales commissions for brokering the sale of multifamily properties.

We retain servicing rights on substantially all of the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment fees to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

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

We have an interim loan program offering floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite all loans originated through the Interim Program and assume the full risk of loss on the loans while they are outstanding. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent Agency financing on the properties. We have not experienced any delinquencies or charged off any loans originated under the Interim Program, which began operations in 2012. As of June 30, 2017, we had 9 loans held for investment under the Interim Program with an aggregate outstanding unpaid principal balance of $168.7 million.

During the second quarter of 2017, we formed a joint venture with an affiliate of one of the world’s largest owners of commercial real estate that originates, holds, and finances loans that previously met the criteria of the Interim Program (the “Interim Program JV” or the “joint venture”). We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We expect that substantially all loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, we may opportunistically originate loans held for investment through the existing Interim Program in the future. During the third quarter of 2017, we sold $119.8 million of loans from our interim loan portfolio to the joint venture at par. We do not expect to sell additional loans held for investment to the joint venture.

Through Walker & Dunlop Investment Sales, LLC (“WDIS”), we offer investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through our investment sales services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and our experienced transaction professionals. Our investment sales services are offered primarily in the eastern United States, with a particular focus in the southeastern United States. Our goal is to add other investment sales brokerage talent, with the goal of expanding these brokerage services nationally.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of June 30, 2017, we have made commitments to fund such preferred equity investments in installments totaling $42.8 million, $36.2 million of which has been funded. We expect to fund the remaining unfunded commitment amount by the end of 2017.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated. Additionally, we consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Condensed Consolidated Balance Sheets and Net income from noncontrolling interests in the Condensed Consolidated Statements of Income.

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

All MSRs are amortized using the interest method over the period that servicing income is expected to be received. For MSRs recognized at loan sale, the individual loan-level MSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. For MSRs related to purchased stand-alone servicing portfolios, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual MSRs do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We have not adjusted the estimated life of our one purchased stand-alone servicing portfolio due to the limited history we have with the portfolio.

Allowance for Risk-sharing Obligations. The allowance for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Condensed Consolidated Balance Sheets. The amount of this allowance considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor the allowance on all applicable loans and update loss estimates as current information is received. Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When we believe a loan is probable of foreclosure or when a loan is in foreclosure, we record an allowance for that loan (a

“specific reserve”). The specific reserve is based on the estimate of the property fair value less selling and property preservation costs and considers the loss-sharing requirements detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value. The allowance for risk-sharing obligations for such loans is updated as any additional information is received until the loss is settled with Fannie Mae. The settlement with Fannie Mae is based on the actual sales price of the property less selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial specific reserves have not varied significantly from the final settlement. We are uncertain whether such a trend will continue in the future.

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to all risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. When we place a risk-sharing loan on our watch list, we cease to amortize the guaranty obligation and transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The Allowance for risk-sharing obligations as of June 30, 2017 is based entirely on general reserves related to the loans on the watch list as of June 30, 2017.

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market remain strong. Multifamily occupancy rates and effective rents continue to remain at historical highs based upon strong rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and loan origination volumes due to their importance to the cash flows of the underlying properties. Additionally, the single-family home ownership level remains at historical lows while new household formation grows, resulting in increased demand for multifamily housing. The Mortgage Bankers Association recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the first quarter 2017, reaching just over $3.0 trillion by the end of the first quarter of 2017, marking the first time that debt outstanding has broken the $3.0 trillion threshold. Multifamily mortgage debt outstanding rose to $1.2 trillion, an increase of $23.4 billion, or 2%, from the fourth quarter of 2016. The majority of this growth in multifamily mortgage debt outstanding was related to Agency lending.

The increase in rental housing demand and gaps in housing production have led to continued steady rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. However, during the second quarter of 2017, the pace of multifamily rent growth slowed to the lowest rate in six years, and there was a slight increase in national vacancy rates as newly constructed multifamily properties continue to come online. The level of multifamily properties under construction is at a nearly 40-year high. We believe the market demand for multifamily housing in the upcoming quarters will absorb most of the capacity created by these properties currently under construction.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased. According to the Mortgage Bankers Association, commercial and multifamily loan maturities are expected to remain at elevated levels through the end of 2017, as the loans originated at the height of the commercial mortgage-backed securities (“CMBS”) market mature a decade later. All of these factors have benefited our origination volumes over the past several years. We expect the multifamily market to experience record origination volumes in 2017 due to the underlying strength of the multifamily market as labor markets are strong and demand increases from new household formation. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

During the first half of 2017, the Federal Reserve raised its targeted Fed Funds Rate by 50 basis points, following an increase of 25 basis points in December 2016. We have not experienced a significant decline in origination volume or profitability as a result of the increases as long-term mortgage interest rates have mostly declined during the first half of 2017 and remain at historically low levels. Reis, a provider of commercial real estate data and analytics, recently reported that in spite of these recent interest-rate increases and slowing rent growth, multifamily cap rates decreased 10 basis points to 5.9 percent during the first quarter of 2017 from 6.0 percent in the fourth quarter of 2016. We cannot be certain that these trends will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

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

Our GSE loan origination volume for the first half of 2017 increased 30% over the same period in 2016 as demand for multifamily lending remained strong as borrowers focused on locking in interest rates ahead of a continued rising interest rate environment. We expect the GSEs to maintain their historical market share in a multifamily market that is projected by Freddie Mac to be $295.0 billion in 2017. The GSEs reported a combined loan origination volume of $57.4 billion during the first half of 2017 compared to $49.7 billion during the first half of 2016. As seen from our GSE loan origination volumes for the first half of 2017, we believe our market leadership with the GSEs positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights, and cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2017.

We continue to grow our capital markets platform to take advantage of the ongoing wave of loan maturities and gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with the additions of brokered loan originators over the past several years, has resulted in significant growth in our brokered originations, as evidenced by the 67% year-over-year growth in brokered originations from the first half of 2016 to the first half of 2017. Our outlook for our capital markets platform is positive as non-bank commercial and multifamily loan maturities are expected to grow in 2017.

Over the last few years, HUD has reduced the cost of borrowing, making HUD loans more competitive and returning them to relevance for our core multifamily borrowers in 2016 and into 2017, as evidenced by a 159% increase in HUD loan originations from the first half of 2016 to the first half of 2017. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We remain committed to the HUD multifamily business, adding resources and scale to our HUD lending platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program  and Interim Program JV are designed to address. We originated $163.2 million in the first half of 2017 compared to $158.6 million in the first half of 2016. We remain optimistic about this market for the foreseeable future, which is one of the reasons we created the Interim Program JV that both increases the overall capital available to the opportunity and dramatically expands our capacity to originate new interim loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage REITs, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments.

   Finally, as we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we saw increased activity within the investment sales business throughout 2016. During the first half of 2017, our investment sales team closed $638.6 million of investment sales transactions compared to $780.9 million during the same period in 2016. The decline in our investment sales volume year over year is consistent with the decline experienced in the broader market during the first half of 2017. We continue our efforts to expand our investment sales platform more broadly across the United States to capture what we believe will be strong multifamily investment sales activity over the coming quarters.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2017 and 2016. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$2,188,841	$2,398,404	$4,077,777	$3,161,648
Freddie Mac	1,111,434	1,002,453	2,274,384	1,706,260
Ginnie Mae - HUD	403,981	111,927	611,013	236,135
Brokered (1)	1,948,918	1,093,932	3,279,216	1,961,423
Interim Loans	26,637	158,565	163,187	158,565
Total Loan Origination Volume	$5,679,811	$4,765,281	$10,405,577	$7,224,031
Investment Sales Volume	351,825	623,995	638,555	780,945
Total Transaction Volume	$6,031,636	$5,389,276	$11,044,132	$8,004,976

Key Performance Metrics:
Operating margin	34%	35%	35%	31%
Return on equity	21	25	24	19
Walker & Dunlop net income	$34,567	$32,021	$77,788	$47,479
Adjusted EBITDA (2)	50,988	27,090	101,293	59,507
Diluted EPS	1.08	1.05	2.43	1.55

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	38%	38%	37%	37%
Other operating expenses	7	8	7	8
Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees	1.01%	0.98%	1.04%	0.96%
Gains attributable to MSRs	0.79	1.17	0.87	1.10
Gains attributable to MSRs, as a percentage of Agency loan origination volume (3)	1.21	1.58	1.30	1.56

	As of June 30,
Servicing Portfolio by Product:	2017	2016
Fannie Mae	$29,573,946	$24,884,039
Freddie Mac	22,380,103	18,880,690
Ginnie Mae - HUD	8,919,840	9,396,321
Brokered (1)	5,128,453	3,918,682
Interim Loans	288,412	242,092
Total Servicing Portfolio	$66,290,754	$57,321,824

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate (basis points)	26.5	25.0
Weighted-average remaining term (years)	10.1	10.4

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.

The following tables present a period-to-period comparison of our financial results for the three and six months ended June 30, 2017 and 2016.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Revenues
Gains from mortgage banking activities	$102,176	$102,453	$(277)	(0)%
Servicing fees	43,214	32,771	10,443	32
Net warehouse interest income	5,800	3,580	2,220	62
Escrow earnings and other interest income	4,514	1,955	2,559	131
Other	10,703	7,099	3,604	51
Total revenues	$166,407	$147,858	$18,549	13

Expenses
Personnel	$63,516	$55,758	$7,758	14%
Amortization and depreciation	32,860	26,425	6,435	24
Provision (benefit) for credit losses	(93)	292	(385)	(132)
Interest expense on corporate debt	2,443	2,465	(22)	(1)
Other operating expenses	11,599	11,212	387	3
Total expenses	$110,325	$96,152	$14,173	15
Income from operations	56,082	51,706	4,376	8
Income tax expense	21,570	19,595	1,975	10
Net income before noncontrolling interests	$34,512	$32,111	$2,401	7
Less: net income (loss) from noncontrolling interests	(55)	90	(145)	(161)
Walker & Dunlop net income	$34,567	$32,021	$2,546	8

FINANCIAL RESULTS – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Revenues
Gains from mortgage banking activities	$198,608	$148,776	$49,832	33%
Servicing fees	84,739	64,420	20,319	32
Net warehouse interest income	12,420	10,311	2,109	20
Escrow earnings and other interest income	7,806	3,595	4,211	117
Other	21,346	14,997	6,349	42
Total revenues	$324,919	$242,099	$82,820	34

Expenses
Personnel	$119,688	$89,988	$29,700	33%
Amortization and depreciation	65,198	51,580	13,618	26
Provision (benefit) for credit losses	(225)	(117)	(108)	92
Interest expense on corporate debt	4,846	4,934	(88)	(2)
Other operating expenses	23,207	19,826	3,381	17
Total expenses	$212,714	$166,211	$46,503	28
Income from operations	112,205	75,888	36,317	48
Income tax expense	34,633	28,444	6,189	22
Net income before noncontrolling interests	$77,572	$47,444	$30,128	64
Less: net income (loss) from noncontrolling interests	(216)	(35)	(181)	517
Walker & Dunlop net income	$77,788	$47,479	$30,309	64

Overview

For the three months ended June 30, 2017, the increase in revenues was primarily attributable to an increase in servicing fees. The increase in servicing fees was mainly due to an increase in the average servicing portfolio. Our revenues also benefitted from the recent increases in short-term interest rates, which increased our escrow interest earnings when compared to the same quarter last year. The increase in expenses was primarily the result of increased commission costs due to an increase in origination fees and salaries expense due to a rise in headcount, partially offset by a decrease in bonus expense. Headcount increased due to acquisition activity and hiring to support the growth of our business. Additionally, amortization and depreciation expense increased as the average MSR balance increased period over period.

For the six months ended June 30, 2017, the increase in revenues was primarily attributable to increases in gains from mortgage banking activities and servicing fees. The increase in gains from mortgage banking activities was due to a 13% increase in the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”) and a 56% increase in origination fees period over period. The increases in MSR income and origination fee income were largely attributable to the significant increase in loan origination volume from period to period. The increase in servicing fees was mainly due to an increase in the average servicing portfolio. Escrow interest earnings benefitted from the increases in short-term interest rates over the past year. The increase in expenses was primarily the result of increased commission costs due to the increase in origination fees, salaries expense due to a rise in headcount due to acquisition activity and hiring to support the growth of our business, and amortization and depreciation expense as the average MSR balance increased period over period.

Revenues

Gains from Mortgage Banking Activities.  The following tables provide additional information that helps explain changes in gains from mortgage banking activities period over period:

	Loan Origination Volume by Product Type
	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Fannie Mae	39%	50%	39%	44%
Freddie Mac	20	21	22	24
Ginnie Mae - HUD	7	2	6	3
Brokered	34	24	31	27
Interim Loans	-	3	2	2

	Gains from Mortgage Banking Activities Detail
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Origination Fees	$57,507	$46,874	$108,404	$69,280
Dollar Change	$10,633		$39,124
Percentage Change	23%		56%
MSR Income (1)	$44,669	$55,579	$90,204	$79,496
Dollar Change	$(10,910)		$10,708
Percentage Change	(20)%		13%
Origination Fee Rate (2) (basis points)	101	98	104	96
Basis Point Change	3		8
Percentage Change	3%		8%
MSR Rate (3) (basis points)	79	117	87	110
Basis Point Change	(38)		(23)
Percentage Change	(32)%		(21)%
Agency MSR Rate (4) (basis points)	121	158	130	156
Basis Point Change	(37)		(26)
Percentage Change	(23)%		(17)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of loan origination volume.
(3)	MSR income as a percentage of loan origination volume.
(4)	MSR income as a percentage of Agency loan origination volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and MSR income. For the six months ended June 30, 2017, the increase was attributable to an increase in loan origination volume, partially offset by the decrease in the Agency MSR Rate. The decrease in the Agency MSR Rate is largely the result of an increase in adjustable-rate loan origination volume and the number of portfolio transactions from 2016 to 2017. The Agency MSR Rate is smaller for adjustable-rate loans compared to fixed-rate loans since adjustable-rate loans have shorter expected lives. The Agency MSR Rate is typically smaller for portfolio transactions as we receive a lower servicing fee. See the “Overview of Business Environment” section above for a detailed discussion of the factors driving the increase in loan origination volumes.

Servicing Fees.  For both the three and six months ended June 30, 2017, the increases were primarily attributable to increases in the average servicing portfolio from 2016 to 2017 as shown below due to new loan originations, the purchase of mortgage servicing rights in the second quarter of 2016, and relatively few payoffs. Additionally, the servicing portfolio’s weighted average servicing fee increased as shown below due to an increase in the Fannie Mae servicing portfolio.

	Servicing Fees Details
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Average Servicing Portfolio	$65,091,952	$52,846,015	$64,276,670	$51,828,622
Dollar Change	$12,245,937		$12,448,048
Percentage Change	23%		24%
Average Servicing Fee (basis points)	26.5	25.1	26.4	25.0
Basis Point Change	1.4		1.4
Percentage Change	6%		6%

Net Warehouse Interest Income.  For the three months ended June 30, 2017, the increase was primarily related to a $1.9 million increase in net warehouse interest income from loans held for investment. The increase in net warehouse interest income from loans held for investment was due to increases in the average outstanding balance and net spread period over period as shown below.

For the six months ended June 30, 2017, the increase was primarily related to a $3.3 million increase in net warehouse interest income from loans held for investment, partially offset by a decrease in net warehouse interest income from loans held for sale of $1.2 million. The increase in net warehouse interest income from loans held for investment was due to increases in the average outstanding balance and net spread period over period as shown below.  The decrease in net warehouse interest income from loans held for sale is attributable to a decrease in the net spread of loans held for sale in 2017 compared to 2016 as shown below. The decrease in the net spread was a result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based. If the yield curve continues to flatten following future increases in short-term rates, a tightening of the net spread may continue.

	Net Warehouse Interest Income Details
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Average LHFS Outstanding Balance	$1,011,535	$772,615	$1,116,765	$1,141,839
Dollar Change	$238,920		$(25,074)
Percentage Change	31%		(2)%
LHFS Net Spread (basis points)	96	110	109	128
Basis Point Change	(14)		(19)
Percentage Change	(13)%		(15)%
Average LHFI Outstanding Balance	$307,552	$196,894	$294,806	$203,778
Dollar Change	$110,658		$91,028
Percentage Change	56%		45%
LHFI Net Spread (basis points)	438	295	428	295
Basis Point Change	143		133
Percentage Change	48%		45%

Escrow Earnings and Other Interest Income.  For both the three and six months ended June 30, 2017, the increases were due to increases in both the average balances of escrow accounts and the average earnings rates from 2016 to 2017. The increases in the average balances were due to the increases in the average servicing portfolio, particularly the significant increases in the average balance of the HUD servicing portfolio as HUD loans have the highest escrow balances of all of our products. The increases in the average earnings rates were due to the increases in short-term interest rates during 2017.

Expenses

Personnel. For the three months ended June 30, 2017, the increase was principally the result of higher loan originator commission costs and increased salaries expense, partially offset by a decrease in bonus expense. Commission costs increased substantially due to the large increase in origination fee income. Salaries expense increased due to a rise in average headcount from 506 in 2016 to 594 in 2017 as a result of acquisitions and organic growth of the Company to support our expanding commercial real estate services operations.  The decrease in bonus expense is due to the Company’s relative outperformance during the second quarter of 2016, which was a record at the time.

For the six months ended June 30, 2017, the increase was principally the result of higher loan originator commission costs, with smaller increases in salaries expense and stock compensation expense. The large increase in commission costs related to the substantial increase in origination fee income. Salaries expense increased due to an increase in average headcount from 506 in 2016 to 582 in 2017. The increase in stock compensation expense is largely related to a performance stock compensation plan that began in the second quarter of 2016.

Amortization and Depreciation.  For both the three and six months ended June 30, 2017, the increases were primarily attributable to loan origination activity and the resulting growth in the average MSR balances during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. Over the past 12 months, we have added $105.1 million of MSRs, net of write offs due to prepayment.

Income Tax Expense.  For the three months ended June 30, 2017, the change is primarily related to the change in income from operations period over period.

For the six months ended June 30, 2017, the substantial decrease in the effective income tax rate was related to excess tax benefits. Excess tax benefits recognized during the six months ended June 30, 2016 reduced income tax expense by $0.5 million compared to $8.8 million during the same period in 2017. The reduction to income tax expense due to excess tax benefits in 2017 was substantially larger as a result of the significant increase in our stock price over the past year and an increase in the number of shares that vested in 2017, reducing the effective tax rate significantly. The increase in the number of shares that vested was largely attributable to a performance share plan that vested in the first quarter of 2017 as we achieved each of the performance targets at or near the high end of the payout range. The performance share plan vesting was the first of its kind in the Company’s history. No other performance share plans are scheduled to vest in 2017 or 2018. We expect the reduction for income taxes related to excess tax benefits to be substantially less for the remainder of 2017 than it was for the first six months of 2017.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income. Adjusted EBITDA is calculated as follows.

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$34,567	$32,021	$77,788	$47,479
Income tax expense	21,570	19,595	34,633	28,444
Interest expense on corporate debt	2,443	2,465	4,846	4,934
Amortization and depreciation	32,860	26,425	65,198	51,580
Provision (benefit) for credit losses	(93)	292	(225)	(117)
Net write-offs	—	—	—	—
Stock compensation expense	4,310	3,656	9,257	7,514
Gains attributable to mortgage servicing rights (1)	(44,669)	(55,579)	(90,204)	(79,496)
Unrealized (gains) losses from proprietary CMBS mortgage banking activities	—	(1,785)	—	(831)
Adjusted EBITDA	$50,988	$27,090	$101,293	$59,507

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three and six months ended June 30, 2017 and 2016.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Origination fees	$57,507	$45,089	$12,418	28%
Servicing fees	43,214	32,771	10,443	32
Net warehouse interest income	5,800	3,580	2,220	62
Escrow earnings and other interest income	4,514	1,955	2,559	131
Other	10,758	7,009	3,749	53
Personnel	(59,206)	(52,102)	(7,104)	14
Net write-offs	—	—	—	N/A
Other operating expenses	(11,599)	(11,212)	(387)	3
Adjusted EBITDA	$50,988	$27,090	$23,898	88

ADJUSTED EBITDA – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Origination fees	$108,404	$68,449	$39,955	58%
Servicing fees	84,739	64,420	20,319	32
Net warehouse interest income	12,420	10,311	2,109	20
Escrow earnings and other interest income	7,806	3,595	4,211	117
Other revenues	21,562	15,032	6,530	43
Personnel	(110,431)	(82,474)	(27,957)	34
Net write-offs	—	—	—	N/A
Other operating expenses	(23,207)	(19,826)	(3,381)	17
Adjusted EBITDA	$101,293	$59,507	$41,786	70

See the tables above for the components of the change in adjusted EBITDA for the three and six months ended June 30, 2017. For the three months ended June 30, 2017, the increase in origination fees was largely related to the increase in loan origination volume period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations and the purchase of mortgage servicing rights late in the second quarter of 2016. Net warehouse interest income increased largely due to increases in the average outstanding balance and net spread of loans held for investment. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the recent increases in short-term interest rates. Other revenues increased primarily due to an increase in prepayment fee income. The increase in personnel expense was primarily due to increased commission costs due to the increase in origination fees and increased salaries expense due to a rise in headcount, partially offset by a decrease in bonus expense.

For the six months ended June 30, 2017, the increase in origination fees was largely related to the increase in loan origination volume period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations and the purchase of mortgage servicing rights late in the second quarter of 2016. Net warehouse interest income increased largely due to increases in the average outstanding balance and net spread of loans held for investment. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the recent increases in short-term interest rates. Other revenues increased primarily due to increases in assumption and prepayment fee income. The increase in personnel expense was primarily due to increased commission costs due to the increase in origination fees and increased salaries expense due to a rise in headcount. The increase in other operating expenses resulted from increases in office and travel and entertainment expenses caused by the significant growth in the Company.

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

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2017 and 2016. Certain prior-year balances have been adjusted for the adoption of a new accounting standard relating to the presentation of cash flows associated with restricted cash and restricted cash equivalents during the fourth quarter of 2016 as more fully described in NOTE 2 of the 2016 Form 10-K.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Net cash provided by (used in) operating activities	$420,104	$346,510	$73,594	21%
Net cash provided by (used in) investing activities	(94,533)	(60,340)	(34,193)	57
Net cash provided by (used in) financing activities	(377,531)	(343,559)	(33,972)	10
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	161,507	157,095	4,412	3

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$380,863	$328,079	$52,784	16%
Net cash provided by (used in) operating activities, excluding loan origination activity	39,241	18,431	20,810	113

Cash flows from investing activities
Funding of preferred equity investments	$(11,385)	$(6,409)	$(4,976)	78%
Acquisitions, net of cash received	(15,000)	—	(15,000)	N/A
Purchase of mortgage servicing rights	—	(43,374)	43,374	(100)

Originations of loans held for investment	(167,079)	(141,842)	(25,237)	18
Principal collected on loans held for investment	100,980	133,120	(32,140)	(24)
Net payoff of (investment in) loans held for investment	$(66,099)	$(8,722)	$(57,377)	658

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(414,266)	$(333,615)	$(80,651)	24%
Borrowings of interim warehouse notes payable	128,660	98,863	29,797	30
Repayments of interim warehouse notes payable	(75,615)	(97,873)	22,258	(23)
Repurchase of common stock	(17,590)	(11,979)	(5,611)	47

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations is primarily attributable to the receipt of $380.9 million for the funding of loan originations, net of sales of loans to third parties during 2017 compared to the receipt of $328.1 million for the funding of loan originations, net of sales to third parties during 2016. Excluding cash used for the origination and sale of loans, net cash provided by operations was $39.2 million during 2017 compared to net cash provided by operations of $18.4 million during 2016. The significant components of the change included an increase of $30.1 million in net income before noncontrolling interests, an increase of $13.6 million in the adjustment to net income for amortization and depreciation, and a greater increase to net income related to the change in the fair value of premiums and origination fees of $13.9 million, partially offset by a greater reduction to net income related to gains attributable to future servicing rights of $10.7 million during 2017, a greater reduction to cash related to accounts payable and other liabilities of $19.1 million, and a greater use of cash for performance deposits from borrowers of $7.3 million.

The increase in cash provided by (used in) investing activities is primarily attributable to increases in the net investment in loans held for investment, net cash used for acquisitions, and cash used to fund preferred equity investments, partially offset by a decrease in the cash used for the purchase of mortgage servicing rights. Net investment in loans held for investment during 2017 was $66.1 million compared to net investment of $8.7 million during 2016. Of the $66.1 million of the net investment in loans held for investment during 2017, $53.0 million was funded using interim warehouse borrowings (included in cash flows from financing activities), with the other $13.1 million funded using corporate cash. Of the $8.7 million of the net investment in loans held for investment during 2016, $1.0 million was funded using interim warehouse borrowings, with the remaining $7.7 million funded using corporate cash. Net cash paid for acquisitions increased by $15.0 million as the Company did not execute any acquisitions during 2016. Cash paid to fund preferred equity investments increased by $5.0 million period to period due to the investee’s increased need for capital as the rehabilitation projects near the end of their funding phase. Lastly, cash paid for purchases of mortgage servicing rights decreased by $43.4 million as we did not purchase any mortgage servicing rights in 2017.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period, and an increase in net borrowings of interim warehouse notes payable, partially offset by an increase in cash used to repurchase and retire shares of our common stock. The increase in net repayments of warehouse borrowings during 2017 was due to a larger decrease in the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities (as defined below) from December 31, 2016 to June 30, 2017. During 2017, the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities decreased $380.9 million from their December 31, 2016 balance compared to a decrease of $298.4 million during the same period in 2016. The change in net borrowings of interim warehouse notes payable was principally due to an increase in originations of loans held for investment and a decrease in payoffs of loans held for investment year over year. The increase in share repurchase activity was principally related to an increase in the repurchase of shares to settle employee tax obligations for restricted and performance-based share awards along with a substantial increase in the fair value of the Company’s stock, which increased the taxable compensation to employees upon vesting. No performance-based awards vested during 2016 compared to 0.6 million shares during 2017.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of (i) short-term liquidity necessary to fund loans held for sale; (ii) liquidity necessary to fund loans held for investment under the Interim Program; (iii) liquidity necessary to fund our preferred equity investments; (iv) liquidity necessary to fund our portion of the equity necessary for the operations of the Interim Program JV; (v) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent, advances on insurance and tax payments if the escrow funds are insufficient, and payments for income taxes; and (vi) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of June 30, 2017. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2017, the minimum net worth requirement was $141.2 million and our net worth was $575.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2017, we were required to maintain at least $27.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2017, we had operational liquidity of $102.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. As of June 30, 2017, we have made commitments to fund such preferred equity investments in monthly installments totaling $42.8 million, $36.2 million of which has been funded. We expect to fund the remaining unfunded commitment amounts by the end of 2017. We may make additional commitments to fund preferred equity investments in the future.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million, invested $93.3 million of cash in acquisitions and the purchase of mortgage servicing rights, and funded $36.2 million of preferred equity investments. On occasion, we may use cash to fund Agency loans held for sale instead of using our warehouse line. As of June 30, 2017, we used corporate cash to fund Agency loans held for sale with an unpaid principal balance of $36.7 million. During the first quarter of 2017, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock over a 12-month period ending February 10, 2018. We have not repurchased any shares of our stock under this program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the borrower closes the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of June 30, 2017, we held substantially all of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $88.5 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2017 collateral requirements as outlined above. As of June 30, 2017, reserve requirements for the DUS loan portfolio will require us to fund $61.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2017.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of June 30, 2017.

	June 30, 2017
(dollars in thousands)	Maximum	Outstanding
Facility	Amount	Balance	Interest rate
Agency warehouse facility #1	$425,000	$224,431	30-day LIBOR plus 1.40%
Agency warehouse facility #2	650,000	470,003	30-day LIBOR plus 1.40%
Agency warehouse facility #3	880,000	387,932	30-day LIBOR plus 1.25%
Agency warehouse facility #4	350,000	238,902	30-day LIBOR plus 1.40%
Agency warehouse facility #5	30,000	20,348	30-day LIBOR plus 1.80%
Fannie Mae repurchase agreement, uncommitted line and open maturity	1,500,000	93,112	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$3,835,000	$1,434,728

Interim warehouse facility #1	$85,000	$43,440	30-day LIBOR plus 1.90%
Interim warehouse facility #2	200,000	100,591	30-day LIBOR plus 2.00%
Interim warehouse facility #3	75,000	52,131	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$196,162
Total warehouse facilities	$4,195,000	$1,630,890

Agency Warehouse Facilities

At June 30, 2017, to provide financing to borrowers under the Agencies’ programs, we have five warehouse lines of credit in the amount of $2.3 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Four of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), one we expect to renew every 18 months, and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1

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

Agency Warehouse Facility #2

We have a $650.0 million committed warehouse agreement with a syndicate of national banks. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. During the second quarter of 2017, we executed a short-term extension to the agreement that extends the maturity date to September 11, 2017. Prior to the expiration of the short-term extension, we expect to execute an amendment to extend the maturity date one year and to enter into a new, separate warehousing credit agreement with one of the lenders under the existing facility. The new, separate warehousing credit agreement will be Agency Warehouse Facility #6. No material modifications have been made to the agreement during 2017.

Agency Warehouse Facility #3

We have an $880.0 million committed warehouse credit and security agreement with a national bank. The total commitment amount of $880.0 million as of June 30, 2017 consists of a base committed amount of $480.0 million and a temporary increase of $400.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 125 basis points. During the second quarter of 2017, we executed the seventh amendment to the warehouse agreement. The amendment reduced the interest rate to the 30-day LIBOR plus 125 basis points, extended the maturity date to April 30, 2018, and increased the permanent borrowing capacity to $480.0 million. Additionally, the amendment provided for a temporary increase to the borrowing capacity of $400.0 million that expired July 30, 2017.  No other material modifications have been made to the agreement during 2017.

Agency Warehouse Facility #4

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

Agency Warehouse Facility #5

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

Uncommitted Agency Warehouse Facility

We have a $1.5 billion uncommitted facility with Fannie Mae under its As Soon As Pooled funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR plus 115 basis points, with a minimum 30-day LIBOR rate of 35 basis points. There is no expiration date for this facility. No changes have been made to the uncommitted facility during 2017. The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.4 billion as of June 30, 2017 (“Interim Warehouse Facilities”).  Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1

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

Interim Warehouse Facility #2

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

Interim Warehouse Facility #3

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

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. We were in compliance with all covenants as of June 30, 2017.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the LIBOR Rate plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of June 30, 2017.

Our obligations under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent. As of June 30, 2017, the outstanding principal balance of the Term Loan was $166.8 million.

The Term Loan and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of June 30, 2017, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following tables set forth certain information useful in evaluating our credit performance.

	June 30,
(dollars in thousands)	2017	2016
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$22,491,811	$18,314,382
Fannie Mae Modified Risk	6,878,981	5,846,485
Freddie Mac Modified Risk	53,225	53,385
GNMA - HUD Full Risk	—	4,509
Total risk-sharing servicing portfolio	$29,424,017	$24,218,761

Non risk-sharing servicing portfolio:
Fannie Mae No Risk	$203,154	$723,172
Freddie Mac No Risk	22,326,878	18,827,305
GNMA - HUD No Risk	8,919,840	9,391,812
Brokered	5,128,453	3,918,682
Total non risk-sharing servicing portfolio	$36,578,325	$32,860,971
Total loans serviced for others	$66,002,342	$57,079,732
Interim loans (full risk) servicing portfolio	288,412	242,092
Total servicing portfolio unpaid principal balance	$66,290,754	$57,321,824

At risk servicing portfolio (1)	$26,095,958	$21,259,296
Maximum exposure to at risk portfolio (2)	5,282,883	4,285,966
60+ day delinquencies, within at risk portfolio	—	—
At risk loan balances associated with allowance for risk-sharing obligations	—	16,884

60+ day delinquencies as a percentage of the at risk portfolio	0.00%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.01	0.03
Allowance for risk-sharing as a percentage of the specifically identified at risk balances	N/A	34.41
Allowance for risk-sharing as a percentage of maximum exposure	0.07	0.14
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.76	0.80

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

For the six months ended June 30, 2017 and 2016, the provision for risk-sharing obligations was a net benefit of $35 thousand and a provision of $121 thousand, respectively. During the third quarter of 2016, we settled with Fannie Mae the loss sharing amounts related to the last three remaining previously defaulted at risk loans. As there are currently no defaulted loans in the at risk servicing portfolio, the Allowance for risk-sharing obligations as of June 30, 2017 is based entirely on our collective assessment of the probability of loss related to the loans on the watch list as of June 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

For loans held for sale to the Agencies, we are not currently exposed to unhedged interest rate risk during the loan commitment, closing, and delivery processes. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is typically effectuated within 60 days of closing. The coupon rate for the loan is set at the time we establish  the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2017 and 2016 was 122 basis points and 46 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of June 30,
Change in annual escrow earnings due to (in thousands):	2017	2016
100 basis point increase in 30-day LIBOR	$15,869	$14,168
100 basis point decrease in 30-day LIBOR (1)	(17,822)	(6,313)

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in 30-day LIBOR based on our warehouse borrowings outstanding at each period end.

	As of June 30,
Change in annual net warehouse interest income due to (in thousands):	2017	2016
100 basis point increase in 30-day LIBOR	$(5,021)	$(4,142)
100 basis point decrease in 30-day LIBOR (1)	5,021	1,905

All of our corporate debt is based on 30-day LIBOR, with a floor of 100 basis points. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of June 30,
Change in annual corporate debt interest expense due to (in thousands):	2017	2016
100 basis point increase in 30-day LIBOR (2)	$(1,668)	$(772)
100 basis point decrease in 30-day LIBOR (3)	367	—

(1)	The decrease in 2016 was to zero as 30-day LIBOR was less than 100 basis points.
(2)	The increase in 2016 was 46 basis points due to the 30-day LIBOR floor.
(3)	There was no impact in 2016 as 30-day LIBOR at the time was less than the 30-day LIBOR floor. The decrease in 2017 was 22 basis points due to the 30-day LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $23.8 million as of June 30, 2017, compared to $18.6 million as of June 30, 2016. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of June 30, 2017, 87% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 88% as of June 30, 2016; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2017, we purchased one thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2017. The repurchase program authorized by our Board of Directors permits us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ending February 10, 2018. The Company had $75.0 million of authorized share repurchase capacity remaining as of June 30, 2017. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2017:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2017	1,133	$41.69	—	$75,000,000
May 1-31, 2017	—	—	—	75,000,000
June 1-30, 2017	—	—	—	75,000,000
Total	1,133	$41.69	—	$75,000,000

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Mortgage Warehousing Credit and Security Agreement, dated as of September 24, 2014, by and among Walker & Dunlop, LLC, as borrower, TD Bank, N.A. and the other lenders party thereto from time to time, and TD Bank, N.A., as credit agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.2

First Amendment to Warehousing Credit and Security Agreement, dated as of November 21, 2014, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.3

Second Amendment to Warehousing Credit and Security Agreement, dated as of April 15, 2015, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.4

Third Amendment to Warehousing Credit and Security Agreement, dated as of October 1, 2015, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.5

Fourth Amendment to Warehousing Credit and Security Agreement, dated as of April 27, 2016, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.6

Fifth Amendment to Warehousing Credit and Security Agreement, dated as of June 28, 2016, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.7

Sixth Amendment to Warehousing Credit and Security Agreement, dated as of September 21, 2016, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.8

Letter Agreement, dated as of April 28, 2017, by and between Walker & Dunlop, LLC, as Borrower, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.9

Seventh Amendment to Warehousing Credit and Security Agreement, dated as of May 11, 2017, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.10

Eleventh Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 20, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on Jun 23, 2017).

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

Date: August 2, 2017	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 2, 2017	By:	/s/ Stephen P. Theobald
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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Mortgage Warehousing Credit and Security Agreement, dated as of September 24, 2014, by and among Walker & Dunlop, LLC, as borrower, TD Bank, N.A. and the other lenders party thereto from time to time, and TD Bank, N.A., as credit agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.2

First Amendment to Warehousing Credit and Security Agreement, dated as of November 21, 2014, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.3

Second Amendment to Warehousing Credit and Security Agreement, dated as of April 15, 2015, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.4

Third Amendment to Warehousing Credit and Security Agreement, dated as of October 1, 2015, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.5

Fourth Amendment to Warehousing Credit and Security Agreement, dated as of April 27, 2016, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.6

Fifth Amendment to Warehousing Credit and Security Agreement, dated as of June 28, 2016, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.7

Sixth Amendment to Warehousing Credit and Security Agreement, dated as of September 21, 2016, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.8

Letter Agreement, dated as of April 28, 2017, by and between Walker & Dunlop, LLC, as Borrower, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.9

Seventh Amendment to Warehousing Credit and Security Agreement, dated as of May 11, 2017, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.10

Eleventh Amendment to Amended and Restated Warehousing Credit and Security Agreement, dated as of June 20, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on Jun 23, 2017).

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