Form 10-Q
period 2017-09-30
Walker & Dunlop, Inc.
filed 2017-11-08
CIK 1497770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 31,064,545 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Cash and cash equivalents	$85,363	$118,756
Restricted cash	17,179	9,861
Pledged securities, at fair value	95,102	84,850
Loans held for sale, at fair value	3,275,761	1,858,358
Loans held for investment, net	152,050	220,377
Servicing fees and other receivables, net	34,476	29,459
Derivative assets	43,853	61,824
Mortgage servicing rights	587,909	521,930
Goodwill and other intangible assets	124,571	97,372
Other assets	84,196	49,645
Total assets	$4,500,460	$3,052,432

Liabilities
Accounts payable and other liabilities	$255,785	$232,231
Performance deposits from borrowers	16,575	10,480
Derivative liabilities	175	4,396
Guaranty obligation, net of accumulated amortization	38,300	32,292
Allowance for risk-sharing obligations	3,769	3,613
Warehouse notes payable	3,305,589	1,990,183
Note payable	163,935	164,163
Total liabilities	$3,784,128	$2,437,358

Equity
Preferred shares, Authorized 50,000, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,949 shares at September 30, 2017 and 29,551 shares at December 31, 2016	299	296
Additional paid-in capital	226,098	228,889
Retained earnings	484,963	381,031
Total stockholders’ equity	$711,360	$610,216
Noncontrolling interests	4,972	4,858
Total equity	$716,332	$615,074
Commitments and contingencies (NOTE 10)	—	—
Total liabilities and equity	$4,500,460	$3,052,432

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Gains from mortgage banking activities	$111,304	$100,630	$309,912	$249,406
Servicing fees	44,900	37,134	129,639	101,554
Net warehouse interest income	5,358	5,614	17,778	15,925
Escrow earnings and other interest income	5,804	2,630	13,610	6,225
Other	12,370	8,778	33,716	23,775
Total revenues	$179,736	$154,786	$504,655	$396,885

Expenses
Personnel	$78,469	$64,377	$198,157	$154,365
Amortization and depreciation	32,343	29,244	97,541	80,824
Provision (benefit) for credit losses	9	283	(216)	166
Interest expense on corporate debt	2,555	2,485	7,401	7,419
Other operating expenses	11,664	9,685	34,871	29,511
Total expenses	$125,040	$106,074	$337,754	$272,285
Income from operations	$54,696	$48,712	$166,901	$124,600
Income tax expense	19,988	18,851	54,621	47,295
Net income before noncontrolling interests	$34,708	$29,861	$112,280	$77,305
Less: net income from noncontrolling interests	330	233	114	198
Walker & Dunlop net income	$34,378	$29,628	$112,166	$77,107

Basic earnings per share	$1.14	$1.01	$3.74	$2.62
Diluted earnings per share	$1.06	$0.96	$3.49	$2.51

Basic weighted average shares outstanding	30,085	29,374	30,009	29,417
Diluted weighted average shares outstanding	32,312	30,793	32,170	30,743

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income before noncontrolling interests	$112,280	$77,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(140,985)	(127,724)
Change in the fair value of premiums and origination fees	4,547	(17,728)
Amortization and depreciation	97,541	80,824
Provision (benefit) for credit losses	(216)	166
Other operating activities, net	(1,401,599)	1,287,414
Net cash provided by (used in) operating activities	$(1,328,432)	$1,300,257

Cash flows from investing activities
Capital expenditures	$(4,638)	$(1,821)
Funding of preferred equity investments	(16,321)	(15,538)
Capital invested in Interim Program JV	(6,184)	—
Net cash paid to increase ownership interest in a previously held equity-method investment	—	(1,058)
Acquisitions, net of cash received	(15,000)	—
Purchase of mortgage servicing rights	—	(42,705)
Originations of loans held for investment	(167,680)	(218,958)
Principal collected on loans held for investment upon payoff	117,479	187,820
Principal collected on loans held for investment upon formation of Interim Program JV	119,750	—
Net cash provided by (used in) investing activities	$27,406	$(92,260)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,360,969	$(1,239,677)
Borrowings of interim warehouse notes payable	128,661	148,478
Repayments of interim warehouse notes payable	(175,934)	(138,898)
Repayments of note payable	(828)	(829)
Proceeds from issuance of common stock	2,887	3,439
Repurchase of common stock	(28,863)	(12,374)
Debt issuance costs	(1,689)	(2,425)
Distributions to noncontrolling interests	—	(5)
Net cash provided by (used in) financing activities	$1,285,203	$(1,242,291)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(15,823)	$(34,294)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	213,467	214,484
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$197,644	$180,190

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$34,286	$28,592
Cash paid for income taxes	38,707	23,061

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or thereafter.

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

During the second quarter of 2017, the Company formed a joint venture with an affiliate of one of the world’s largest owners of commercial real estate to originate, hold, and finance loans that previously met the criteria of the Interim Program. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. The Company holds a 15% ownership interest in the joint venture and is responsible for underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture funds its operations using a combination of equity contributions from the partners and third-party credit facilities. The Company expects that substantially all loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, the Company may opportunistically originate loans held for investment through the Interim Program in the future. During the third quarter of 2017, the Company sold certain loans from its portfolio of interim loans with an unpaid principal balance of $119.8 million to the joint venture at par. The Company does not expect to sell additional loans held for investment to the joint venture. The Company does not consolidate the activities of the joint venture; therefore, it accounts for the activities associated with its ownership interest using the equity method.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany transactions have been eliminated in consolidation. When the Company has significant influence over operating and financial decisions for an entity but does not have control over the entity or own a majority of the voting interests, the Company accounts for the investment using the equity method of accounting.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2017. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2017. No other material subsequent events have occurred that would require disclosure.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including allowance for risk-sharing obligations, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent liabilities. Actual results may vary from these estimates.

Comprehensive Income—For the three and nine months ended September 30, 2017 and 2016, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of up to three years and are all multifamily loans with similar risk characteristics. As of September 30, 2017, Loans held for investment, net consisted of seven loans with an aggregate $152.8 million of unpaid principal balance less $0.6 million of net unamortized deferred fees and costs and $0.1 million of allowance for loan losses. As of December 31, 2016, Loans held for investment, net consisted of 12 loans with an aggregate $222.3 million of unpaid principal balance less $1.5 million of net unamortized deferred fees and costs and $0.4 million of allowance for loan losses.

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of September 30, 2017 or December 31, 2016. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012. The allowances for loan losses recorded as of September 30, 2017 and December 31, 2016 were based on the Company’s collective assessment of the portfolio.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Benefit for loan losses	$(100)	$(49)	$(290)	$(287)
Provision for risk-sharing obligations	109	332	74	453
Provision (benefit) for credit losses	$9	$283	$(216)	$166

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for sale or investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and nine months ended September 30, 2017 and 2016 are the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Warehouse interest income - loans held for sale	$15,263	$11,507	$36,616	$32,328
Warehouse interest expense - loans held for sale	(11,776)	(8,032)	(27,024)	(21,548)
Net warehouse interest income - loans held for sale	$3,487	$3,475	$9,592	$10,780

Warehouse interest income - loans held for investment	$3,213	$3,518	$13,205	$8,971
Warehouse interest expense - loans held for investment	(1,342)	(1,379)	(5,019)	(3,826)
Net warehouse interest income - loans held for investment	$1,871	$2,139	$8,186	$5,145

Total net warehouse interest income	$5,358	$5,614	$17,778	$15,925

Income Taxes—The Company records the excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded excess tax benefits of $0.3 million and an immaterial amount during the three months ended September 30, 2017 and 2016, respectively, and $9.1 million and $0.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers Pledged securities, at fair value to be restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of September 30, 2017 and 2016 and December 31, 2016 and 2015.

	September 30,		December 31,
(in thousands)	2017	2016	2016	2015
Cash and cash equivalents	$85,363	$83,887	$118,756	$136,988
Restricted cash	17,179	14,370	9,861	5,306
Pledged securities, at fair value (restricted cash equivalents)	95,102	81,933	84,850	72,190
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$197,644	$180,190	$213,467	$214,484

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

January 1, 2020 (early adoption permitted January 1, 2019)

The Company is in the preliminary stages of implementation and is still in the process of determining the significance of the impact the Standard will have on its financial statements and the timing of when it will adopt ASU 2016-13. The Company expects its Allowance for risk-sharing obligations to increase when ASU 2016-13 is adopted. The magnitude of the impacts will not be known until closer to the adoption date.

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

January 1, 2019 (early adoption is permitted)

The Company is in the preliminary stages of implementation and is still in the process of determining the significance of the impact ASU 2016-02 will have on its financial statements. The Company will adopt ASU 2016-02 when required in 2019.

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

There are no other accounting pronouncements previously issued by the FASB but not yet effective or not yet adopted by the Company that have the potential to materially impact the Company’s condensed consolidated financial statements.

There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2016 Form 10-K other than the changes made pursuant to the adoption of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business as disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (“Q1 2017 10-Q”).

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

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Contractual loan origination related fees, net	$60,523	$52,401	$168,927	$121,682
Fair value of expected net cash flows from servicing recognized at commitment	53,614	50,964	150,608	135,971
Fair value of expected guaranty obligation recognized at commitment	(2,833)	(2,735)	(9,623)	(8,247)
Total gains from mortgage banking activities	$111,304	$100,630	$309,912	$249,406

The origination fees shown in the table are net of co-broker fees of $4.5 million and $13.2 million for the three months ended September 30, 2017 and 2016, respectively, and $14.7 million and $29.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The fair values of the MSRs at September 30, 2017 and December 31, 2016 were $773.9 million and $669.4 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at September 30, 2017 is a decrease in the fair value of $24.6 million.

The impact of a 200-basis point increase in the discount rate at September 30, 2017 is a decrease in the fair value of $47.6 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2017 and 2016 is shown in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$573,159	$468,093	$521,930	$412,348
Additions, following the sale of loan	48,174	60,955	165,748	124,982
Purchases	—	—	—	42,705
Amortization	(30,174)	(26,074)	(88,398)	(72,030)
Pre-payments and write-offs	(3,250)	(6,296)	(11,371)	(11,327)
Ending balance	$587,909	$496,678	$587,909	$496,678

The following tables summarize the components of the net carrying value of the Company’s acquired and originated MSRs as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$175,934	$(117,861)	$58,073
Originated MSRs	760,795	(230,959)	529,836
Total	$936,729	$(348,820)	$587,909

	As of December 31, 2016
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$175,934	(104,264)	$71,670
Originated MSRs	642,030	(191,770)	450,260
Total	$817,964	$(296,034)	$521,930

The expected amortization of MSRs recorded as of September 30, 2017 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Three Months Ending December 31,
2017	$26,528	$3,065	$29,593
Year Ending December 31,
2018	$98,640	$11,310	$109,950
2019	84,761	10,119	94,880
2020	76,136	8,536	84,672
2021	66,589	6,821	73,410
2022	53,579	4,918	58,497
Thereafter	123,603	13,304	136,907
Total	$529,836	$58,073	$587,909

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing TM (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The Company does not provide a guaranty for any other loan product it sells or brokers.

Activity related to the guaranty obligation for the three and nine months ended September 30, 2017 and 2016 is presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$36,492	$28,406	$32,292	$27,570
Additions, following the sale of loan	3,596	4,039	11,332	7,727
Amortization	(1,776)	(1,682)	(5,242)	(4,431)
Other	(12)	175	(82)	72
Ending balance	$38,300	$30,938	$38,300	$30,938

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2017 and 2016 is shown in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$3,648	$5,810	$3,613	$5,586
Provision for risk-sharing obligations	109	332	74	453
Write-offs	—	(2,567)	—	(2,567)
Other	12	(175)	82	(72)
Ending balance	$3,769	$3,400	$3,769	$3,400

When the Company places a loan for which it has a risk-sharing obligation on its watch list, the Company transfers the remaining unamortized balance of the guaranty obligation to the allowance for risk-sharing obligations. When a loan for which the Company has a risk-sharing obligation is removed from the watch list, the loan’s reserve is transferred from the allowance for risk-sharing obligations back to the guaranty obligation, and the amortization of the remaining balance over the remaining estimated life is resumed. This net transfer of the unamortized balance of the guaranty obligation from a noncontingent classification to a contingent classification (and vice versa) is presented in the guaranty obligation and allowance for risk-sharing obligations tables above as ‘Other.’

The Allowance for risk-sharing obligations as of September 30, 2017 is based primarily on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2017. During the third quarter of 2017, Hurricanes Harvey and Irma made landfall in the United States, causing substantial damage to the affected areas. Located within the affected areas are multiple properties collateralizing loans for which the Company has risk-sharing obligations. Based on its preliminary assessment of these properties, the Company believes that few, if any, of these properties incurred significant damage, and those that did have adequate insurance coverage. Additionally, the Company has not experienced an increase in late payments from risk-sharing loans collateralized by properties in the affected areas. Accordingly, based on information currently available, these natural disasters did not have a material impact on the Allowance for risk-sharing obligations as of September 30, 2017. Additionally, the Company does not believe that these natural disasters will have a material impact on its Allowance for risk-sharing obligations in the future.

As of September 30, 2017, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $5.4 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $70.3 billion as of September 30, 2017 compared to $63.1 billion as of December 31, 2016.

NOTE 7—WAREHOUSE NOTES PAYABLE

At September 30, 2017, to provide financing to borrowers, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $4.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at September 30, 2017 are shown in the table below:

	September 30, 2017
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility[1]	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$—	$—	$425,000	$190,054	30-day LIBOR plus 1.40%
Agency Warehouse Facility #2	500,000	—	2,066,000	2,566,000	2,228,837	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	480,000	—	400,000	880,000	424,714	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	285,170	30-day LIBOR plus 1.40%
Agency Warehouse Facility #5	30,000	—	—	30,000	5,797	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	250,000	—	500,000	—	30-day LIBOR plus 1.35%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	75,391	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,035,000	$1,750,000	$2,466,000	$6,251,000	$3,209,963

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$43,440	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	200,000	—	—	200,000	23,272	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	29,132	30-day LIBOR plus 2.00% to 2.50%
Total Interim Warehouse Facilities	$360,000	$—	$—	$360,000	$95,844
Debt issuance costs	—	—	—	—	(218)
Total warehouse facilities	$2,395,000	$1,750,000	$2,466,000	$6,611,000	$3,305,589

1 Agency Warehouse Facilities and the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to partially fund loans held for investment.

During the fourth quarter of 2017, the Company executed the 13th amendment to the warehouse agreement related to Agency Warehouse Facility #1 that extended the maturity date to November 30, 2017.  No other material modifications have been made to the agreement during 2017.

During the third quarter of 2017, the Company executed the Second Amended and Restated Warehousing Credit and Security Agreement (the “Second Amended Agreement”) related to Agency Warehouse Facility #2. The Second Amended Agreement removed one of the lenders under the prior agreement, which reduced the maximum committed borrowing capacity of Agency Warehouse Facility #2 to $500.0 million. It also extended the maturity date to September 10, 2018 and reduced the interest rate to the 30-day London Interbank Offered Rate (“LIBOR”) plus 130 basis points. In addition to the committed borrowing capacity, the Second Amended Agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. Concurrent with the execution of the Second Amended Agreement, the Company executed a new, separate warehousing credit agreement with one of the lenders under the prior facility, which is referred to as Agency Warehouse Facility #6 and is more fully described below. Also during the third quarter of 2017, the Company executed the first amendment to the Second Amended Agreement that provides a temporary increase of $2.1 billion to fund a specific portfolio of loans. The temporary increase expires the sooner of the sale of the portfolio of loans, or February 28, 2018. The uncommitted borrowing capacity is reduced to zero while the temporary increase is outstanding. No other material modifications have been made to the agreement during 2017.

During the second quarter of 2017, the Company executed the seventh amendment to the warehouse agreement related to Agency Warehouse Facility #3. The amendment reduced the interest rate to 30-day LIBOR plus 125 basis points, extended the maturity date to April 30, 2018, and increased the permanent committed borrowing capacity to $480.0 million. During the third quarter of 2017, the Company executed the eighth amendment to the warehouse agreement that provided for a temporary increase to the borrowing capacity of $400.0 million that expires January 30, 2018. No other material modifications have been made to the agreement during 2017.

During the fourth quarter of 2017, the Company executed the third amendment to the warehouse agreement related to Agency Warehouse Facility #4 that extended the maturity date to October 5, 2018 and reduced the interest rate to 30-day LIBOR plus 130 basis points. No other material modifications have been made to the agreement during 2017.

During the third quarter of 2017, the Company executed a warehousing and security agreement that established Agency Warehouse Facility #6. The warehouse facility has a $250.0 million maximum committed borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures September 18, 2018. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 135 basis points. In addition to the committed borrowing capacity, the agreement provides $250.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility.

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

As a result of the aforementioned amendments and new agreements, the Company has increased its aggregate borrowing capacity, including temporary increases, from $4.0 billion at December 31, 2016 to $6.6 billion at September 30, 2017.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of the current period end.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the nine months ended September 30, 2017 and 2016 follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Beginning balance	$96,420	$90,338
Additions from acquisitions	27,347	—
Impairment	—	—
Ending balance	$123,767	$90,338

The addition from acquisitions during the nine months ended September 30, 2017 shown in the table above relates to an immaterial acquisition completed during the first quarter of 2017 as more fully disclosed in the Company’s Q1 2017 10-Q. As of September 30, 2017, the Company has fully amortized all material intangible assets obtained from acquisitions.

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

The Company's MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency status, late charges, other ancillary revenue, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value (measured at the portfolio level).

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017, and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
September 30, 2017
Assets
Loans held for sale	$—	$3,275,761	$—	$3,275,761
Pledged securities	95,102	—	—	95,102
Derivative assets	—	—	43,853	43,853
Total	$95,102	$3,275,761	$43,853	$3,414,716

Liabilities
Derivative liabilities	$—	$—	$175	$175
Total	$—	$—	$175	$175

December 31, 2016
Assets
Loans held for sale	$—	$1,858,358	$—	$1,858,358
Pledged securities	84,850	—	—	84,850
Derivative assets	—	—	61,824	61,824
Total	$84,850	$1,858,358	$61,824	$2,005,032

Liabilities
Derivative liabilities	$—	$—	$4,396	$4,396
Total	$—	$—	$4,396	$4,396

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2017.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2017 and 2016:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Derivative assets and liabilities, net
Beginning balance	$24,491	$600	$57,428	$10,345
Settlements	(92,117)	(71,250)	(323,662)	(229,178)
Realized gains recorded in earnings (1)	67,626	70,650	266,234	218,833
Unrealized gains recorded in earnings (1)	43,678	31,156	43,678	31,156
Ending balance	$43,678	$31,156	$43,678	$31,156

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2017:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$43,853	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$175	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2017 and December 31, 2016 are presented below:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$85,363	$85,363	$118,756	$118,756
Restricted cash	17,179	17,179	9,861	9,861
Pledged securities	95,102	95,102	84,850	84,850
Loans held for sale	3,275,761	3,275,761	1,858,358	1,858,358
Loans held for investment, net	152,050	152,764	220,377	222,313
Derivative assets	43,853	43,853	61,824	61,824
Total financial assets	$3,669,308	$3,670,022	$2,354,026	$2,355,962

Financial liabilities:
Derivative liabilities	$175	$175	$4,396	$4,396
Warehouse notes payable	3,305,589	3,305,807	1,990,183	1,992,111
Note payable	163,935	166,499	164,163	167,327
Total financial liabilities	$3,469,699	$3,472,481	$2,158,742	$2,163,834

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

Loans Held  for Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of September 30, 2017 and December 31, 2016, no credit-related adjustments were required.

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Gains on mortgage banking activities in the Condensed Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

•	the estimated gain from the expected loan sale to the investor (Level 2);
•	the expected net cash flows associated with servicing the loan, net of any guaranty obligations retained (Level 2);
•	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
•	the nonperformance risk of both the counterparty and the Company (Level 3; derivative instruments only).

The estimated gain considers the origination fees the Company expects to collect upon loan closing (derivative instruments only) and premiums the Company expects to receive upon loan sale (Level 2). The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques applicable to MSRs (Level 2).

The fair value of the Company's derivative instruments and loans held for sale considers the effects of the market price movement of the same type of security due to interest rate movements between the trade date and the balance sheet date. To calculate the effects of interest rate movements, the Company uses applicable published U.S. Treasury prices, and multiplies the price movement between the rate lock date or loan origination date and the balance sheet date by the notional amount of the derivative instruments or loans held for sale (Level 2).

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2017 and December 31, 2016.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2017
Rate lock commitments	$688,375	$19,292	$(4,987)	$14,305	$14,305	$—	$—
Forward sale contracts	3,963,275	—	29,373	29,373	29,548	(175)	—
Loans held for sale	3,274,900	25,247	(24,386)	861	—	—	861
Total		$44,539	$—	$44,539	$43,853	$(175)	$861

December 31, 2016
Rate lock commitments	$395,462	$15,844	$(2,275)	$13,569	$14,482	$(913)	$—
Forward sale contracts	2,248,385	—	43,859	43,859	47,342	(3,483)	—
Loans held for sale	1,852,923	47,019	(41,584)	5,435	—	—	5,435
Total		$62,863	$—	$62,863	$61,824	$(4,396)	$5,435

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of September 30, 2017, the Company held substantially all of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2017 collateral requirements as outlined above. As of September 30, 2017, reserve requirements for the DUS loan portfolio will require the Company to fund $61.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2017. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At September 30, 2017, the minimum net worth requirement was $145.7 million, and the Company's net worth, as defined in the requirements, was $634.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2017, the Company was required to maintain at least $28.6 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of September 30, 2017, the Company had operational liquidity, as defined in the requirements, of $145.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

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

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Weighted average number of shares outstanding used to calculate basic earnings per share	30,085	29,374	30,009	29,417

Dilutive securities
Unvested restricted shares and restricted share units	1,404	1,068	1,394	1,024
Stock options	823	351	767	302
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	32,312	30,793	32,170	30,743

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Average options	113	207	94	172
Average restricted shares	3	—	5	211

NOTE 12—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2016	29,551	$296	$228,889	$381,031	$4,858	$615,074
Walker & Dunlop net income	—	—	—	112,166	—	112,166
Net income from noncontrolling interests	—	—	—	—	114	114
Stock-based compensation - equity classified	—	—	14,948	—	—	14,948
Issuance of common stock in connection with equity compensation plans	1,077	10	2,877	—	—	2,887
Repurchase and retirement of common stock	(679)	(7)	(20,622)	(8,234)	—	(28,863)
Other	—	—	6	—	—	6
Balance at September 30, 2017	29,949	$299	$226,098	$484,963	$4,972	$716,332

During the first quarter of 2017, the Company’s Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock over a 12-month period. During 2017, the Company has repurchased 228 thousand shares of its common stock under the share repurchase program at a weighted average price of $47.07 per share and immediately retired the shares, reducing stockholders’ equity by $10.8 million. The Company had $64.2 million of authorized share repurchase capacity remaining as of September 30, 2017.

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

Forward-Looking Statements

Some of the statements in this Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,”  “us”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

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

•	changes to the interest rate environment and its impact on our business;
•	our growth strategy, which includes a focus on building direct access to capital we control;
•	our projected financial condition, liquidity, and results of operations;
•	our ability to obtain and maintain warehouse and other loan funding arrangements;
•	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
•	degree and nature of our competition;
•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
•	our ability to comply with the laws, rules, and regulations applicable to us;
•	trends in the commercial real estate finance market, interest rates, commercial real estate values, the credit and capital markets, or the general economy;
•	general volatility of the capital markets and the market price of our common stock; and
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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, broker, and service a range of multifamily and other commercial real estate financing products and provide multifamily investment sales brokerage services. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the GSEs and HUD (collectively the “Agencies”), with which we have long-established relationships. We retain servicing rights and asset management responsibilities on substantially all loans that we originate through the Agencies’ programs. We are approved as a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender nationally, a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans (“Freddie Mac seller/servicer”) in 23 states and the District of Columbia, a Freddie Mac Approved Seller/Servicer for Seniors Housing and Targeted Affordable Housing nationwide, a HUD Multifamily Accelerated Processing lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We also broker loans for a number of life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We service some of the loans for which we act as a loan broker.

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

We retain servicing rights on substantially all of the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment fees to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

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

We have an interim loan program offering floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite and originate all loans held for investment closed through the Interim Program and assume the full risk of loss on the loans while they are outstanding. In addition, we service and asset-manage loans originated through the Interim Program, with the ultimate goal of providing permanent Agency financing on the properties. We have not experienced any delinquencies or charged off any loans originated under the Interim Program, which began operations in 2012. As of September 30, 2017, we had seven loans held for investment under the Interim Program with an aggregate outstanding unpaid principal balance of $152.8 million.

During the second quarter of 2017, we formed a joint venture with an affiliate of one of the world’s largest owners of commercial real estate to originate, hold, and finance loans that previously met the criteria of the Interim Program (the “Interim Program JV” or the “joint venture”). The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We expect that substantially all loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, we may opportunistically originate loans held for investment through the Interim Program in the future. During the third quarter of 2017, we sold $119.8 million of loans from our interim loan portfolio to the joint venture at par. We do not expect to sell additional loans held for investment to the joint venture.

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

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of September 30, 2017, we have funded $41.2 million of such investments. We expect these preferred equity investments to be repaid to us within the next two years.

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

All MSRs are amortized using the interest method over the period that servicing income is expected to be received. For MSRs recognized at loan sale, the individual loan-level MSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. For MSRs related to purchased stand-alone servicing portfolios, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual MSRs do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We have not adjusted the estimated life of our one purchased stand-alone servicing portfolio as the actual prepayment experience has not differed materially from the expected prepayment experience.

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

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to all risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. When we place a risk-sharing loan on our watch list, we cease to amortize the guaranty obligation and transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The Allowance for risk-sharing obligations as of September 30, 2017 is based primarily on general reserves related to the loans on the watch list as of September 30, 2017.

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market remain strong. Multifamily occupancy rates and effective rents continue to remain at historical highs based upon strong rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and loan origination volumes due to their importance to the cash flows of the underlying properties. Additionally, the single-family home ownership level remains at historical lows while new household formation grows, resulting in increased demand for multifamily housing. The Mortgage Bankers Association (“MBA”) recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the second quarter of 2017, reaching $3.1 trillion by the end of the second quarter of 2017, an increase of 1.6% from the first quarter of 2017. Multifamily mortgage debt outstanding rose to $1.2 trillion, an increase of 1.8% from the first quarter of 2017. The majority of this growth in multifamily mortgage debt outstanding was related to Agency lending. The MBA also recently reported that multifamily loan originations during the second quarter of 2017 increased 21% from the second quarter of 2016 and 25% from the first quarter of 2017.

The increase in rental housing demand and gaps in housing production have led to continued steady rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. However, during the second quarter of 2017, the pace of multifamily rent growth slowed to the lowest rate in six years. This slower rate of multifamily rent growth continued into the third quarter of 2017, as effective rents grew 0.9% from the second quarter of 2017, as reported by Reis, a provider of commercial real estate data and analytics. Additionally, the level of multifamily properties under construction is at a nearly 40-year high, which has led to an increase in national vacancy rates of 40 basis points from the third quarter of 2016, as reported by Reis, as newly constructed multifamily properties continue to come online. We believe that the market demand for multifamily housing in the upcoming quarters will absorb most of the capacity created by these properties currently under construction and that vacancy rates will remain at historic lows, making multifamily properties an attractive investment option.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased. According to the Mortgage Bankers Association, commercial and multifamily loan maturities are expected to remain at elevated levels through the end of 2017. All of these factors have benefited our origination volumes over the past several years. We expect the multifamily market to experience record origination volumes in 2017 due to the underlying strength of the multifamily market as labor markets are strong and demand increases from new household formation. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

The Federal Reserve has raised its targeted Fed Funds Rate by 75 basis points over the past year. We have not experienced a significant decline in origination volume or profitability as long-term mortgage interest rates have remained at historically low levels as the yield curve has flattened throughout most of 2017. Reis recently reported that in spite of these recent interest-rate increases and slowing rent growth, multifamily cap rates decreased 30 basis points to 5.7% during the second quarter of 2017 from 6.0% in the fourth quarter of 2016. We cannot be certain that these trends will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2017 GSE Scorecard (“2017 Scorecard”) established Fannie Mae’s and Freddie Mac’s 2017 loan origination caps at $36.5 billion each for market-rate apartments (“2017 Caps”). Affordable housing loans, loans to small multifamily properties, green, and manufactured housing rental community loans continue to be excluded from the 2017 Caps. Additionally, the definition of the affordable loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2017 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable units. The 2017 Scorecard provides the FHFA with the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2017 Caps upward should the market be larger than expected in 2017, which has not occurred in 2017 but did happen twice in 2016. The 2017 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance energy or water efficiency improvements.

Our GSE loan origination volume for the nine months ended September 30, 2017 increased 52% over the same period in 2016 as demand for multifamily lending remained strong as borrowers continue to focus on locking in interest rates ahead of a potential rising interest rate environment. We expect the GSEs to maintain their historical market share in a multifamily market that is projected by Freddie Mac to be $290.0 billion in 2017. The GSEs reported a combined loan origination volume of $92.6 billion during the first nine months of 2017 compared to $79.9 billion during the first nine months of 2016; however, we do not expect the 2017 Caps to adversely impact our fourth quarter 2017 GSE loan origination volume. As seen from our GSE loan origination volumes for the nine months ended September 30, 2017, we believe our market leadership with the GSEs positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights, and cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2017.

We continue to grow our capital markets platform to take advantage of the ongoing wave of loan maturities and gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with the additions of brokered loan originators over the past several years, has resulted in significant growth in our brokered originations, as evidenced by the 89% year-over-year growth in brokered originations from the first nine months of 2016 to the first nine months of 2017. Our outlook for our capital markets platform is positive as we expect continued growth in non-bank commercial and multifamily markets in the near future.

Over the last few years, HUD has reduced the cost of borrowing, making HUD loans more competitive and returning them to relevance for our core multifamily borrowers in 2016 and into 2017, as evidenced by a 41% increase in HUD loan originations from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We remain committed to the HUD multifamily business, adding resources and scale to our HUD lending platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program  and Interim Program JV are designed to address. We created the Interim Program JV to both increase the overall capital available to the opportunity and dramatically expand our capacity to originate new interim loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage REITs, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, high-yield commercial real estate investments. We originated $189.6 million of interim loans in the first nine months of 2017 compared to $235.0 million in the first nine months of 2016.

   Finally, as we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we saw increased activity within the investment sales business throughout 2016. However, we experienced a decline in our investment sales volume year over year during the first half of 2017 due to a year-over-year decline of 16% in multifamily investment sales transactions in the broader market. The investment sales market improved during the third quarter of 2017, with a 5% year-over-year increase in multifamily investment sales transactions. This improvement in the overall market, along with the additions we have made to our investment sales team over the past year, resulted in a 19% increase in our investment sales volume from the third quarter of 2016 to the third quarter of 2017. We continue our efforts to expand our investment sales platform more broadly across the United States and to increase the size of our investment sales team to capture what we believe will be strong multifamily investment sales activity over the coming quarters.

During the third quarter of 2017, Hurricanes Harvey and Irma made landfall in the United States, causing substantial damage to the affected areas. Although we have operations in affected areas, none of our operating assets was materially affected by the natural disasters. Located within the affected areas are multiple properties collateralizing loans for which we have risk-sharing obligations. Based on our preliminary assessment of these properties, we believe that few, if any, of these properties incurred significant damage, and those that did have adequate insurance coverage. Additionally, we have not experienced an increase in late payments from risk-sharing loans collateralized by properties in the affected areas. Accordingly, based on information currently available, we do not believe that these natural disasters will have a material impact on the Allowance for risk-sharing obligations. The damage in the affected areas continues to be assessed. The impact to borrowers from such natural disasters may not be known by the Company for months after the occurrence of the disaster; therefore, over the coming months, we may experience an increase in late payments or defaults of loans for which we have risk-sharing obligations that are collateralized by properties in the affected areas.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2017 and 2016. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$1,389,451	$1,565,915	$5,467,228	$4,727,563
Freddie Mac	4,040,985	1,296,045	6,315,369	3,002,305
Ginnie Mae - HUD	263,714	382,602	874,727	618,737
Brokered (1)	1,893,047	922,969	5,172,263	2,884,392
Interim Loans	26,375	76,475	189,562	235,040
Total Loan Origination Volume	$7,613,572	$4,244,006	$18,019,149	$11,468,037
Investment Sales Volume	935,960	788,232	1,574,515	1,569,177
Total Transaction Volume	$8,549,532	$5,032,238	$19,593,664	$13,037,214

Key Performance Metrics:
Operating margin	30%	31%	33%	31%
Return on equity	20	22	23	20
Walker & Dunlop net income	$34,378	$29,628	$112,166	$77,107
Adjusted EBITDA (2)	45,000	36,227	146,293	95,734
Diluted EPS	1.06	0.96	3.49	2.51

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	44%	42%	39%	39%
Other operating expenses	6	6	7	7

Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees	0.79%	1.23%	0.94%	1.06%
Gains attributable to MSRs	0.67	1.14	0.78	1.11
Gains attributable to MSRs, as a percentage of Agency loan origination volume (3)	0.89	1.49	1.11	1.53

SUPPLEMENTAL OPERATING DATA - continued

	As of September 30,
Servicing Portfolio by Product:	2017	2016
Fannie Mae	$30,005,596	$25,875,684
Freddie Mac	25,930,819	19,702,477
Ginnie Mae - HUD	8,878,899	9,254,830
Brokered (1)	5,170,479	4,024,490
Interim Loans	298,889	264,508
Total Servicing Portfolio	$70,284,682	$59,121,989

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate (basis points)	25.7	25.6
Weighted-average remaining term (years)	9.9	10.5

(1)	Brokered transactions for commercial mortgage backed securities, life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.

The following tables present a period-to-period comparison of our financial results for the three and nine months ended September 30, 2017 and 2016.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Revenues
Gains from mortgage banking activities	$111,304	$100,630	$10,674	11%
Servicing fees	44,900	37,134	7,766	21
Net warehouse interest income	5,358	5,614	(256)	(5)
Escrow earnings and other interest income	5,804	2,630	3,174	121
Other	12,370	8,778	3,592	41
Total revenues	$179,736	$154,786	$24,950	16

Expenses
Personnel	$78,469	$64,377	$14,092	22%
Amortization and depreciation	32,343	29,244	3,099	11
Provision for credit losses	9	283	(274)	(97)
Interest expense on corporate debt	2,555	2,485	70	3
Other operating expenses	11,664	9,685	1,979	20
Total expenses	$125,040	$106,074	$18,966	18
Income from operations	54,696	48,712	5,984	12
Income tax expense	19,988	18,851	1,137	6
Net income before noncontrolling interests	$34,708	$29,861	$4,847	16
Less: net income from noncontrolling interests	330	233	97	42
Walker & Dunlop net income	$34,378	$29,628	$4,750	16

FINANCIAL RESULTS – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Revenues
Gains from mortgage banking activities	$309,912	$249,406	$60,506	24%
Servicing fees	129,639	101,554	28,085	28
Net warehouse interest income	17,778	15,925	1,853	12
Escrow earnings and other interest income	13,610	6,225	7,385	119
Other	33,716	23,775	9,941	42
Total revenues	$504,655	$396,885	$107,770	27

Expenses
Personnel	$198,157	$154,365	$43,792	28%
Amortization and depreciation	97,541	80,824	16,717	21
Provision (benefit) for credit losses	(216)	166	(382)	(230)
Interest expense on corporate debt	7,401	7,419	(18)	(0)
Other operating expenses	34,871	29,511	5,360	18
Total expenses	$337,754	$272,285	$65,469	24
Income from operations	166,901	124,600	42,301	34
Income tax expense	54,621	47,295	7,326	15
Net income before noncontrolling interests	$112,280	$77,305	$34,975	45
Less: net income from noncontrolling interests	114	198	(84)	(42)
Walker & Dunlop net income	$112,166	$77,107	$35,059	45

Overview

For both the three and nine months ended September 30, 2017, the increases in revenues were primarily attributable to increases in gains from mortgage banking activities and servicing fees. The increases in gains from mortgage banking activities were largely related to the substantial increase in loan origination volume. The increases in servicing fees were mainly due to increases in the average servicing portfolio. Our revenues also benefitted from the increases in short-term interest rates over the past 12 months, which increased our escrow interest earnings when compared to the same periods last year. The increases in expenses were primarily the result of increased (i) commission costs due to an increase in origination fees, (ii) salaries expense due to rises in average headcount, and (iii) bonus expense due to the Company’s strong financial performance and the rises in average headcount. Headcount increased due to acquisition activity and hiring to support the growth of our business. Additionally, amortization and depreciation expense increased as the average MSR balances increased period over period.

Revenues

Gains from Mortgage Banking Activities.  The following tables provide additional information that helps explain changes in gains from mortgage banking activities period over period:

	Loan Origination Volume by Product Type
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Fannie Mae	18%	37%	30%	41%
Freddie Mac	53	31	35	26
Ginnie Mae - HUD	3	9	5	5
Brokered	26	21	29	26
Interim Loans (1)	-	2	1	2

(1)	Interim loan origination volume as a percentage of total loan origination volume for the three months ended September 30, 2017 was less than 1%.

	Gains from Mortgage Banking Activities Detail
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Origination Fees	$60,523	$52,401	$168,927	$121,682
Dollar Change	$8,122		$47,245
Percentage Change	15%		39%
MSR Income (1)	$50,781	$48,229	$140,985	$127,724
Dollar Change	$2,552		$13,261
Percentage Change	5%		10%
Origination Fee Rate (2) (basis points)	79	123	94	106
Basis Point Change	(44)		(12)
Percentage Change	(36)%		(11)%
MSR Rate (3) (basis points)	67	114	78	111
Basis Point Change	(47)		(33)
Percentage Change	(41)%		(30)%
Agency MSR Rate (4) (basis points)	89	149	111	153
Basis Point Change	(60)		(42)
Percentage Change	(40)%		(27)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total loan origination volume.
(3)	MSR income as a percentage of total loan origination volume.
(4)	MSR income as a percentage of Agency loan origination volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and MSR income. For both the three and nine months ended September 30, 2017, the increases in origination fees and MSR income were largely attributable to the substantial increases in loan origination volume, partially offset by decreases in the origination fee rate and the Agency MSR rate.

For the three months ended September 30, 2017, the decrease in the origination fee rate was principally due to the increase in brokered loan origination volume as a percentage of total loan origination volume and the origination of a $1.9 billion portfolio of Freddie Mac loans, the largest transaction in the Company’s history with no comparable activity in 2016. We receive lower origination fees on brokered loans than we do for Agency loans. Additionally, we generally receive lower origination fee rates on large Agency portfolio transactions than we do on typical Agency transactions. The decrease in the Agency MSR rate was primarily attributable to the increase in Freddie Mac loan origination volume coupled with the decrease in Fannie Mae loan origination volume and a 100% increase in floating-rate loan origination volume. Freddie Mac loan origination volume as a percentage of total loan origination volume increased significantly from 2016 to 2017 as seen in the table above. Additionally, Freddie Mac loan origination volume as a percentage of Agency loan origination volume increased from 40% during 2016 to 71% during 2017. We record relatively less MSR income on floating-rate loan originations as their estimated life is substantially shorter than fixed-rate loan originations. We record less MSR income on Freddie Mac loans as their servicing fees are less than other Agency products.

For the nine months ended September 30, 2017, the decrease in the origination fee rate was principally due to the increase in brokered loan origination volume as a percentage of total loan origination volume and an increase in the number of portfolio transactions from 2016 to 2017, including the aforementioned origination of a $1.9 billion portfolio of Freddie Mac loans in the third quarter of 2017. The decrease in the Agency MSR rate was primarily attributable to the increase in Freddie Mac loan origination volume as a percentage of Agency loan origination volume and a 68% increase in floating-rate loan origination volume. Freddie Mac loan origination volume as a percentage of total loan origination volume increased from 2016 to 2017 as seen in the table above. Additionally, Freddie Mac loan origination volume as a percentage of Agency loan origination volume increased from 36% during 2016 to 50% during 2017.

 See the “Overview of Business Environment” section above for a detailed discussion of the factors driving the increases in loan origination volumes.

Servicing Fees.  For both the three and nine months ended September 30, 2017, the increases were primarily attributable to increases in the average servicing portfolio from 2016 to 2017 as shown below due to new loan originations and relatively few payoffs. Additionally, the servicing portfolio’s weighted average servicing fee increased as shown below due to an increase in the Fannie Mae servicing portfolio.

	Servicing Fees Details
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Average Servicing Portfolio	$67,685,503	$58,181,130	$65,438,795	$53,820,305
Dollar Change	$9,504,373		$11,618,490
Percentage Change	16%		22%
Average Servicing Fee (basis points)	26.3	25.3	26.3	25.1
Basis Point Change	1.0		1.2
Percentage Change	4%		5%

Net Warehouse Interest Income.  For the nine months ended September 30, 2017, the increase was primarily related to a $3.0 million increase in net warehouse interest income from loans held for investment (“LHFI”), partially offset by a decrease in net warehouse interest income from loans held for sale (“LHFS”) of $1.2 million. The increase in net warehouse interest income from loans held for investment was due to increases in the average outstanding balance and net spread period over period as shown below.  The decrease in net warehouse interest income from loans held for sale is primarily attributable to a decrease in the net spread of loans held for sale in 2017 compared to 2016 as shown below. The decrease in the net spread was a result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based. If the yield curve continues to flatten following future increases in short-term rates, a tightening of the net spread may continue. We expect to see a decrease in net warehouse interest income from LHFI going forward as most of our future Interim Program loan originations are expected to be completed by the Interim Program JV, reducing the balance of LHFI as the existing portfolio matures. This decrease in net warehouse interest income from LHFI is expected to be partially offset by our portion of the net income generated by the Interim Program JV.

	Net Warehouse Interest Income Details
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Average LHFS Outstanding Balance	$1,633,976	$1,366,356	$1,289,861	$1,212,304
Dollar Change	$267,620		$77,557
Percentage Change	20%		6%
LHFS Net Spread (basis points)	85	102	99	119
Basis Point Change	(17)		(20)
Percentage Change	(17)%		(17)%
Average LHFI Outstanding Balance	$192,244	$240,431	$254,421	$214,608
Dollar Change	$(48,187)		$39,813
Percentage Change	(20)%		19%
LHFI Net Spread (basis points)	389	356	429	320
Basis Point Change	33		109
Percentage Change	9%		34%

Escrow Earnings and Other Interest Income.  For both the three and nine months ended September 30, 2017, the increases were due to increases in both the average balances of escrow accounts and the average earnings rates from 2016 to 2017. The increases in the average balances were due to the increases in the average servicing portfolio. The increases in the average earnings rates were due to the increases in short-term interest rates over the past 12 months as discussed above in the “Overview of Business Environment” section.

Other Revenues.  For both the three and nine months ended September 30, 2017, the increases were primarily attributable to increases in investment sales placement fees and prepayment fee income from 2016 to 2017. The increase in investment sales placement fees for the three-month period was largely driven by the increase in investment sales volume period over period. The increase in investment sales placement fees for the year-to-date period was principally attributable to an increase in the average placement fee. The increases in prepayment fee income were due to increases in the payoff of prepayment-protected loans.

Expenses

Personnel.  For the three months ended September 30, 2017, the increase was principally the result of higher loan originator commission costs and increased salaries and bonus expenses. Commission costs increased substantially due to the large increase in origination fee income. Salaries expense increased due to a rise in average headcount from 521 in 2016 to 609 in 2017 as a result of acquisitions and organic growth of the Company to support our expanding operations.  The increase in bonus expense is due to the Company’s improved financial performance year over year and the increase in the average headcount.

For the nine months ended September 30, 2017, the increase was largely the result of higher commission costs and increased salaries expense, bonus expense, and stock compensation expense. Commission costs increased substantially due to the large increase in origination fee income. Salaries expense increased due to a rise in average headcount from 511 in 2016 to 591 in 2017 as a result of acquisitions and organic growth of the Company to support our expanding operations.  The increase in bonus expense is due to the Company’s improved financial performance year over year and the increase in the average headcount. Finally, stock compensation expense increased largely as a result of performance-based stock awards. The costs associated with these awards increased due to the Company’s improved financial performance year over year.

Amortization and Depreciation.  For both the three and nine months ended September 30, 2017, the increases were primarily attributable to loan origination activity and the resulting growth in the average MSR balances during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Over the past 12 months, we have added $91.2 million of MSRs, net of write offs due to prepayment.

Income Tax Expense.  For the three months ended September 30, 2017, the increase is primarily related to the change in income from operations period over period, partially offset by an increase in excess tax benefits from share-based payments that reduced income tax expense by an additional $0.3 million and a decrease in the estimated annual effective tax rate.

For the nine months ended September 30, 2017, the substantial decrease in the effective income tax rate was related to excess tax benefits and a decrease in the estimated annual effective tax rate. Excess tax benefits recognized during the nine months ended September 30, 2016 reduced income tax expense by $0.5 million compared to $9.1 million during the same period in 2017. The reduction to income tax expense due to excess tax benefits in 2017 was substantially larger as a result of the significant increase in our stock price over the past year and an increase in the number of shares that vested in 2017, reducing the effective tax rate significantly. The increase in the number of shares that vested was largely attributable to a performance share plan that vested in the first quarter of 2017 as we achieved each of the performance targets at or near the high end of the payout range. The performance share plan vesting was the first of its kind in the Company’s history. No other performance share plans are scheduled to vest in 2017 or 2018. We expect the reduction to income taxes related to excess tax benefits to be substantially less for the remainder of 2017 than it was for the first nine months of 2017.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision (benefit) for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs and unrealized gains and losses from commercial mortgage backed securities (“CMBS”) activities. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$34,378	$29,628	$112,166	$77,107
Income tax expense	19,988	18,851	54,621	47,295
Interest expense on corporate debt	2,555	2,485	7,401	7,419
Amortization and depreciation	32,343	29,244	97,541	80,824
Provision (benefit) for credit losses	9	283	(216)	166
Net write-offs	—	(2,567)	—	(2,567)
Stock compensation expense	6,508	5,270	15,765	12,784
Gains attributable to mortgage servicing rights (1)	(50,781)	(48,229)	(140,985)	(127,724)
Unrealized (gains) losses from proprietary CMBS mortgage banking activities	—	1,262	—	430
Adjusted EBITDA	$45,000	$36,227	$146,293	$95,734

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Origination fees	$60,523	$53,663	$6,860	13%
Servicing fees	44,900	37,134	7,766	21
Net warehouse interest income	5,358	5,614	(256)	(5)
Escrow earnings and other interest income	5,804	2,630	3,174	121
Other revenues	12,040	8,545	3,495	41
Personnel	(71,961)	(59,107)	(12,854)	22
Net write-offs	—	(2,567)	2,567	(100)
Other operating expenses	(11,664)	(9,685)	(1,979)	20
Adjusted EBITDA	$45,000	$36,227	$8,773	24

ADJUSTED EBITDA – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Origination fees	$168,927	$122,112	$46,815	38%
Servicing fees	129,639	101,554	28,085	28
Net warehouse interest income	17,778	15,925	1,853	12
Escrow earnings and other interest income	13,610	6,225	7,385	119
Other revenues	33,602	23,577	10,025	43
Personnel	(182,392)	(141,581)	(40,811)	29
Net write-offs	—	(2,567)	2,567	(100)
Other operating expenses	(34,871)	(29,511)	(5,360)	18
Adjusted EBITDA	$146,293	$95,734	$50,559	53

See the tables above for the components of the change in adjusted EBITDA for the three and nine months ended September 30, 2017. For the three months ended September 30, 2017, the increase in origination fees was largely related to the increase in loan origination volume period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the increases in short-term interest rates over the past year. Other revenues increased primarily due to an increase in investment sales placement fees and prepayment fee income. The increase in personnel expense was primarily due to (i) increased commission costs due to the increase in origination fees, (ii) increased salaries expense due to a rise in headcount, and (iii) increased bonus expense due to the Company’s improved financial performance and rise in headcount. We settled the risk-sharing losses on one loan in the third quarter of 2016, while we have settled no risk-sharing losses in 2017.

For the nine months ended September 30, 2017, the increase in origination fees was largely related to the increase in loan origination volume period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. Net warehouse interest income increased largely due to increases in the average outstanding balance and net spread of loans held for investment. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the increases in short-term interest rates over the past year. Other revenues increased primarily due to an increase in investment sales placement fees and prepayment fee income. The increase in personnel expense was primarily due to (i) increased commission costs due to the increase in origination fees, (ii) increased salaries expense due to a rise in headcount, (iii) increased bonus expense due to the Company’s improved financial performance and rise in headcount. We settled the risk-sharing losses on one loan in the third quarter of 2016, while we have settled no risk-sharing losses in 2017.

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

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2017 and 2016. Certain prior-year balances have been adjusted for the adoption of a new accounting standard relating to the presentation of cash flows associated with restricted cash and restricted cash equivalents during the fourth quarter of 2016 as more fully described in NOTE 2 of the 2016 Form 10-K.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Net cash provided by (used in) operating activities	$(1,328,432)	$1,300,257	$(2,628,689)	(202)%
Net cash provided by (used in) investing activities	27,406	(92,260)	119,666	(130)
Net cash provided by (used in) financing activities	1,285,203	(1,242,291)	2,527,494	(203)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	197,644	180,190	17,454	10

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(1,421,977)	$1,238,428	$(2,660,405)	(215)%
Net cash provided by (used in) operating activities, excluding loan origination activity	93,545	61,829	31,716	51

Cash flows from investing activities
Funding of preferred equity investments	$(16,321)	$(15,538)	$(783)	5%
Capital invested in Interim Program JV	(6,184)	—	(6,184)	N/A
Acquisitions, net of cash received	(15,000)	—	(15,000)	N/A
Purchase of mortgage servicing rights	—	(42,705)	42,705	(100)

Originations of loans held for investment	(167,680)	(218,958)	51,278	(23)
Total principal collected on loans held for investment	237,229	187,820	49,409	26
Net payoff of (investment in) loans held for investment	$69,549	$(31,138)	$100,687	(323)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,360,969	$(1,239,677)	$2,600,646	(210)%
Borrowings of interim warehouse notes payable	128,661	148,478	(19,817)	(13)
Repayments of interim warehouse notes payable	(175,934)	(138,898)	(37,036)	27
Repurchase of common stock	(28,863)	(12,374)	(16,489)	133

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operations is primarily attributable to the use of $1.4 billion for the funding of loan originations, net of sales of loans to third parties during 2017 compared to the receipt of $1.2 billion for the funding of loan originations, net of sales to third parties during 2016. Excluding cash used for the origination and sale of loans, net cash provided by operations was $93.5 million during 2017 compared to net cash provided by operations of $61.8 million during 2016. The significant components of the change included an increase of $35.0 million in net income before noncontrolling interests, an increase of $16.7 million in the adjustment to net income for amortization and depreciation, and a greater increase to net income related to the change in the fair value of premiums and origination fees of $22.3 million, partially offset by a greater reduction to net income related to gains attributable to future servicing rights of $13.3 million during 2017, a greater reduction to cash related to accounts payable and other liabilities of $20.7 million, and a greater use of cash for performance deposits from borrowers of $2.7 million.

The increase in cash provided by (used in) investing activities is primarily attributable to decreases in the net investment in loans held for investment and cash used for the purchase of mortgage servicing rights, partially offset by increases in net cash used for acquisitions and cash used to invest in the Interim Program JV. The net payoff of loans held for investment during 2017 was $69.5 million compared to net investment in loans held for investment of $31.1 million during 2016. Of the $69.5 million of the net payoff of loans held for investment during 2017, $47.3 million was funded using interim warehouse borrowings (included in cash flows from financing activities), with the other $22.2 million funded using corporate cash. Of the $31.1 million of the net investment in loans held for investment during 2016, $9.6 million was funded using interim warehouse borrowings, with the remaining $21.5 million funded using corporate cash. Net cash paid for acquisitions increased by $15.0 million as the Company did not execute any acquisitions during the first nine months of 2016. Cash paid to invest in the Interim Program JV increased by $6.2 million as the Interim Program JV began operations in the third quarter of 2017. Lastly, cash paid for purchases of mortgage servicing rights decreased by $42.7 million as we did not purchase any mortgage servicing rights in 2017.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period, partially offset by increases in net repayments of interim warehouse notes payable and cash used to repurchase and retire shares of our common stock. The change in net borrowings (repayments) of warehouse borrowings during 2017 was due to a large increase in the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities (as defined below) from December 31, 2016 to September 30, 2017. During 2017, the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities increased $1.4 billion from their December 31, 2016 balance compared to a decrease of $1.2 billion during the same period in 2016. The change in net borrowings of interim warehouse notes payable was principally due to a decrease in originations of loans held for investment and an increase in payoffs of loans held for investment year over year. The increase in share repurchase activity was principally related to an increase in the repurchase of shares to settle employee tax obligations for restricted and performance-based share awards along with a substantial increase in the fair value of the Company’s stock, which increased the taxable compensation to employees upon vesting. No performance-based awards vested during 2016 compared to 0.6 million shares during 2017. Additionally, we repurchased 0.2 million shares of our own stock under a repurchase program as more fully discussed below in the “Uses of Liquidity, Cash and Cash Equivalents” section.

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

Fannie Mae has established standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the September 30, 2017 requirements. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2017, the minimum net worth requirement was $145.7 million and our net worth, as defined in the requirements, was $634.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2017, we were required to maintain at least $28.6 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2017, we had operational liquidity, as defined in the requirements, of $145.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of September 30, 2017, we have funded $41.2 million of such investments. We expect these preferred equity investments to be repaid to us within the next two years.

We currently retain all future earnings for the operation and expansion of our business and therefore do not pay cash dividends on our common stock. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million, invested $93.3 million of cash in acquisitions and the purchase of mortgage servicing rights, and funded $41.2 million of preferred equity investments. On occasion, we may use cash to fund Agency loans held for sale instead of using our warehouse line. As of September 30, 2017, we used corporate cash to fund Agency loans held for sale with an unpaid principal balance of $64.3 million. During the first quarter of 2017, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock over a 12-month period ending February 10, 2018. We have repurchased 228 thousand shares of our stock with an aggregate cost of $10.8 million under this program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the borrower closes the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of September 30, 2017, we held substantially all of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $91.0 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2017 collateral requirements as outlined above. As of September 30, 2017, reserve requirements for the DUS loan portfolio will require us to fund $61.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2017.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of September 30, 2017.

	September 30, 2017
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$—	$—	$425,000	$190,054	30-day LIBOR plus 1.40%
Agency Warehouse Facility #2	500,000	—	2,066,000	2,566,000	2,228,837	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	480,000	—	400,000	880,000	424,714	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	285,170	30-day LIBOR plus 1.40%
Agency Warehouse Facility #5	30,000	—	—	30,000	5,797	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	250,000	—	500,000	—	30-day LIBOR plus 1.35%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	75,391	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,035,000	$1,750,000	$2,466,000	$6,251,000	$3,209,963

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$43,440	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	200,000	—	—	200,000	23,272	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	29,132	30-day LIBOR plus 2.00% to 2.50%
Total Interim Warehouse Facilities	$360,000	$—	$—	$360,000	$95,844
Total warehouse facilities	$2,395,000	$1,750,000	$2,466,000	$6,611,000	$3,305,807

Agency Warehouse Facilities

At September 30, 2017, to provide financing to borrowers under the Agencies’ programs, we have six committed and uncommitted warehouse lines of credit in the amount of $4.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Five of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), one we expect to renew every 18 months, and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points. During the fourth quarter of 2017, we executed the 13th amendment to the warehouse agreement that extended the maturity date to November 30, 2017.  No other material modifications have been made to the agreement during 2017.

Agency Warehouse Facility #2

We have a warehousing credit and security agreement with a national bank for a $2.6 billion committed warehouse line. The total commitment amount of $2.6 billion as of September 30, 2017 consists of a base committed amount of $500.0 million and a temporary increase of $2.1 billion, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 130 basis points. During the third quarter of 2017, we executed the Second Amended and Restated Warehousing Credit and Security Agreement (the “Second Amended Agreement”). The Second Amended Agreement removed one of the lenders under the prior agreement, which reduced the maximum committed borrowing capacity to $500.0 million. It also extended the maturity date to September 10, 2018 and reduced the interest rate to the 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the Second Amended Agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. Concurrent with the execution of the Second Amended Agreement, we executed a new, separate warehousing credit agreement with one of the lenders under the prior facility, which is referred to as Agency Warehouse Facility #6 and is more fully described below. Also during the third quarter of 2017, we executed the first amendment to the Second Amended Agreement that provides a temporary increase of $2.1 billion to fund a specific portfolio of loans. The temporary increase expires the sooner of the sale of the portfolio of loans, or February 28, 2018. The uncommitted borrowing capacity is reduced to zero while the temporary increase is outstanding. No other material modifications have been made to the agreement during 2017.

Agency Warehouse Facility #3

We have a warehousing credit and security agreement with a national bank for a $880.0 million committed warehouse line. The total commitment amount of $880.0 million as of September 30, 2017 consists of a base committed amount of $480.0 million and a temporary increase of $400.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 125 basis points. During the second quarter of 2017, we executed the seventh amendment to the warehouse agreement. The amendment reduced the interest rate to the 30-day LIBOR plus 125 basis points, extended the maturity date to April 30, 2018, and increased the permanent borrowing capacity to $480.0 million. During the third quarter of 2017, we executed the eighth amendment to the warehouse agreement that provided for a temporary increase to the borrowing capacity of $400.0 million that expires January 30, 2018.  No other material modifications have been made to the agreement during 2017.

Agency Warehouse Facility #4

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line.  The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 130 basis points. During the fourth quarter of 2017, we executed the third amendment to the warehouse agreement that extended the maturity date to October 5, 2018 and reduced the interest rate to 30-day LIBOR plus 130 basis points. No other material modifications have been made to the agreement during 2017.

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

Agency Warehouse Facility #6

During the third quarter of 2017, we executed a warehousing and security agreement that established Agency Warehouse Facility #6. The warehouse facility has a $250.0 million maximum committed borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures September 18, 2018. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 135 basis points. In addition to the committed borrowing capacity, the agreement provides $250.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.4 billion as of September 30, 2017 (“Interim Warehouse Facilities”).  Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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

As a result of the aforementioned amendments and new agreements, we have increased our aggregate borrowing capacity, including temporary increases, from $4.0 billion at December 31, 2016 to $6.6 billion at September 30, 2017.

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. We were in compliance with all covenants as of September 30, 2017.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the LIBOR Rate plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. In each case, the applicable margin is determined by our Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement). If such Consolidated Corporate Leverage Ratio is greater than 2.50 to 1.00, the applicable margin will be 4.50% for LIBOR Rate loans and 3.50% for Base Rate loans, and if such Consolidated Corporate Leverage Ratio is less than or equal to 2.50 to 1.00, the applicable margin will be 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans. The applicable margin is 4.25% for LIBOR Rate loans and 3.25% for Base Rate loans as of September 30, 2017.

Our obligations under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent. As of September 30, 2017, the outstanding principal balance of the Term Loan was $166.5 million.

The Term Loan and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of September 30, 2017, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
(dollars in thousands)	2017	2016
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$22,966,583	$19,411,757
Fannie Mae Modified Risk	6,858,310	5,784,275
Freddie Mac Modified Risk	53,217	53,377
Interim Program JV Modified Risk (1)	146,125	—
Total risk-sharing servicing portfolio	$30,024,235	$25,249,409

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$180,703	$679,652
Freddie Mac No Risk	25,877,602	19,649,100
GNMA - HUD No Risk	8,878,899	9,254,830
Brokered	5,170,479	4,024,490
Total non-risk-sharing servicing portfolio	$40,107,683	$33,608,072
Total loans serviced for others	$70,131,918	$58,857,481
Interim loans (full risk) servicing portfolio	152,764	264,508
Total servicing portfolio unpaid principal balance	$70,284,682	$59,121,989

At risk servicing portfolio (2)	$26,556,339	$22,384,966
Maximum exposure to at risk portfolio (3)	5,420,386	4,602,118
60+ day delinquencies, within at risk portfolio (4)	5,962	—
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	5,962	—

60+ day delinquencies as a percentage of the at risk portfolio	0.02%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.01	0.02
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	63.22	N/A
Allowance for risk-sharing as a percentage of maximum exposure	0.07	0.07
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.78	0.75

(1)	We indirectly share in a portion of the risk of loss associated with these loans through our 15% equity ownership in the Interim Program JV.
(2)

At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

(3)

Represents the maximum loss we would incur under our risk-sharing obligations if all of the loans we service, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The maximum exposure is not representative of the actual loss we would incur.

(4)	Includes loans that are not 60+ days delinquent but have defaulted.

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

We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on watch lists, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, and delinquency. A specific reserve is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed, a general reserve is recorded for other risk-sharing loans on the watch list, and a guaranty obligation is recorded for risk-sharing loans that are not on the watch list.

The allowance for risk-sharing obligations has been primarily for Fannie Mae loans with full risk-sharing. The amount of the provision considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. Our estimates of value are determined considering broker opinions, appraisals, and other sources of market value information relevant to the underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

For the nine months ended September 30, 2017 and 2016 the provision for risk-sharing obligations was $74 thousand and $453 thousand, respectively. As there is currently only one defaulted loan in the at risk servicing portfolio, the Allowance for risk-sharing obligations as of September 30, 2017 is based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2017. The Allowance for risk-sharing obligations as of September 30, 2016 was based entirely on our collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2016.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2017 and 2016 was 123 basis points and 53 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of September 30,
Change in annual escrow earnings due to (in thousands):	2017	2016
100 basis point increase in 30-day LIBOR	$17,856	$16,734
100 basis point decrease in 30-day LIBOR (1)	(17,856)	(8,413)

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in 30-day LIBOR based on our warehouse borrowings outstanding at each period end. The changes shown below reflect the assumption that there is a corresponding 100-basis point increase or decrease in the interest rate earned on our loans held for sale.

	As of September 30,
Change in annual net warehouse interest income due to (in thousands):	2017	2016
100 basis point increase in 30-day LIBOR	$(9,765)	$(6,702)
100 basis point decrease in 30-day LIBOR (1)	9,765	3,534

All of our corporate debt is based on 30-day LIBOR, with a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of September 30,
Change in annual corporate debt interest expense due to (in thousands):	2017	2016
100 basis point increase in 30-day LIBOR (2)	$(1,665)	$(884)
100 basis point decrease in 30-day LIBOR (3)	383	—

(1)	The decrease in 2016 was to zero as 30-day LIBOR was less than 100 basis points.
(2)	The increase in 2016 was 53 basis points due to the 30-day LIBOR floor.
(3)	There was no impact in 2016 as 30-day LIBOR at the time was less than the 30-day LIBOR floor. The decrease in 2017 was 23 basis points due to the 30-day LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $24.6 million as of September 30, 2017, compared to $19.4 million as of September 30, 2016. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of September 30, 2017 and 2016, 87% of the servicing fees are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2017, we purchased 10 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2017. The repurchase program authorized by our Board of Directors permits us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ending February 10, 2018. The Company had $64.2 million of authorized share repurchase capacity remaining as of September 30, 2017. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2017:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2017	10,487	48.83	—	75,000,000
August 1-31, 2017	188,419	47.18	188,419	66,105,030
September 1-30, 2017	40,000	46.59	40,000	64,240,362
Total	238,906	$47.15	228,419	$64,240,362

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker  Dunlop, Inc., Walker  Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker  Dunlop, Inc., Walker  Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Eighth Amendment to Warehousing Credit and Security Agreement, dated as of August 9, 2017, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, N.A., as Credit Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2017).

10.2

Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 11, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017).

10.3

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker  Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017).

10.4

First Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 15, 2017, by and among Walker  Dunlop, LLC, Walker  Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017).

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

Date: November 8, 2017	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 8, 2017	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President, Chief Financial Officer and Treasurer