Form 10-K
period 2017-12-31
Walker & Dunlop, Inc.
filed 2018-02-23
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $987.1 million as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2017). The Registrant has no non-voting common equity.

As of January 31, 2018, there were 30,793,945 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2018 are incorporated by reference into Part III of this report.

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

•	changes to and trends in the interest rate environment and its impact on our business;
•	our growth strategy;
•	our projected financial condition, liquidity, and results of operations;
•	our ability to obtain and maintain warehouse and other loan-funding arrangements;
•	our ability to make future dividend payments or repurchase shares of our common stock;
•	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
•	degree and nature of our competition;
•	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
•	our ability to comply with the laws, rules, and regulations applicable to us;
•

trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth; and

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

Item 1. Business

General

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing ™ (“DUS”) lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans (“Freddie Mac seller/servicer”) since 2009.

We originate, sell, and service a range of multifamily and other commercial real estate loans and broker sales of multifamily properties. Our clients are owners and developers of multifamily properties and other commercial real estate across the country. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac seller/servicer in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities (“CMBS”) issuers, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture. Those interim loans not closed by the joint venture are originated by us and held for investment and included on our balance sheet. We offer investment sales brokerage services that are focused primarily in the southeastern United States.

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

Our Product and Service Offerings

Our product offerings include a range of multifamily and other commercial real estate financing products, including Multifamily Finance, FHA Finance, Capital Markets, and Bridge Financing. We focus primarily on multifamily properties and offer a range of commercial real estate finance products to our customers, including first mortgage loans, second trust loans, supplemental financings, construction loans, mezzanine loans, and bridge/interim loans. Our long-established relationships with the Agencies and institutional investors enable us to offer this broad range of loan products and services. We provide investment sales brokerage services to owners and developers of multifamily properties. Each of our product offerings is designed to maximize our ability to meet client needs, source capital, and grow our commercial real estate finance business.

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

Multifamily Finance

We are one of 25 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing, affordable housing, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations.” Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. Fannie Mae contracts us to service and asset-manage all loans that we originate under the Fannie Mae DUS program.

We are one of 22 lenders approved as a Freddie Mac seller/servicer where we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable housing, and seniors housing loans that sat isfy Freddie Mac's underwriting and other eligibility requirements. Under Freddie Mac’s programs, we submit our completed loan underwriting package to Freddie Mac and obtain its commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We very rarely have any risk-sharing arrangements on loans we sell to Freddie Mac under its program. Freddie Mac contracts us to service and asset-manage all loans that we originate under its program.

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

HUD-insured loans are typically placed in single loan pools which back Ginnie Mae securities. Ginnie Mae is a United States government corporation in the United States Department of Housing and Urban Development. Ginnie Mae securities are backed by the full faith and credit of the United States, and we very rarely bear any risk of loss on Ginnie Mae securities. In the event of a default on a HUD-insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan, and Ginnie Mae will reimburse the remaining losses. We are obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the Ginnie Mae securities are fully paid.

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

Over the past four years, the Company has invested approximately $45.7 million to acquire certain assets and assume certain liabilities of three capital markets brokerage companies. These acquisitions have expanded our network of loan originators and provided further diversification to our origination platform.

Bridge Financing

We currently offer bridge financing to our borrowers through interim loans. These interim loans provide floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite, service, and asset-manage all loans executed through the Interim Program. The ultimate goal of the Interim Program is to provide permanent Agency financing on these transition properties. The Interim Program has two distinct executions:

Interim Program JV Loans

During the second quarter of 2017, we formed a joint venture with an affiliate of one of the world’s largest owners of commercial real estate to originate, hold, and finance loans that meet the criteria of the Interim Program (the “Interim Program JV” or the “joint venture”). The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. During the third quarter of 2017, we transferred $119.8 million of loans from our loans held for investment portfolio to the joint venture at par. We do not expect to sell additional loans held for investment to the joint venture in the future.

Held for Investment

We originate and hold some interim loans for investment. During the time that these loans are outstanding, we assume the full risk of loss. We have not experienced any delinquencies or charged off any loans originated and held for investment under the Interim Program, which began operations in 2012. As of December 31, 2017, we had five loans held for investment under the Interim Program with an aggregate outstanding unpaid principal balance of $67.0 million.

Prior to June 30, 2017, all loans originated through the Interim Program were held for investment. During the last six months of 2017, substantially all of the loans originated through the Interim Program were Interim Program JV loans. We expect that substantially all loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, we may opportunistically originate loans held for investment through the Interim Program in the future.

Investment Sales Brokerage Services

In 2015, we completed our purchase of 75% of certain assets and the assumption of certain liabilities of Engler Financial Group, LLC (“EFG”) for an agreed-upon price of $13.0 million, payable in $11.1 million cash and $1.9 million of our common stock issued in a private placement (the “EFG Acquisition”). The net assets purchased from EFG were contributed to a newly formed subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”), through which we conduct our investment sales operations. The acquisition allowed us to begin offering investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. We seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and the experience of our transaction professionals. Our investment sales brokerage services are offered primarily in the southeastern United States. We have added several investment sales brokerage teams since the acquisition and continue to seek to add other investment sales brokers, with the goal of expanding these brokerage services nationally.

We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Consolidated Balance Sheets and Net income from noncontrolling interests in the Consolidated Statements of Income.

Direct Loan Originators and Correspondent Network

We originate loans directly through loan originators operating out of 28 offices nationwide. At December 31, 2017, we employed 145 loan originators and investment sales brokers. These individuals have deep knowledge of the commercial real estate lending business and bring with them extensive relationships with some of the largest property owners in the country. They have a thorough understanding of the financial needs and objectives of borrowers, the geographic markets in which they operate, market conditions specific to different types of commercial properties, and how to structure a loan product to meet their borrowers’ needs. These loan originators collect and analyze financial and property information, assist the borrower in submitting information required to complete a loan application and, ultimately, help the borrower close the loan. Our loan originators are paid a salary and commissions based on the fees associated with the loans that they originate.

In addition to our group of loan originators, at December 31, 2017, we had correspondent agreements with 27 independently owned mortgage banking companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s), and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan.

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

In addition, we maintain concentration limits with respect to our Fannie Mae loans. We limit geographic concentration, focusing on regional employment concentration and trends. We also limit the aggregate amount of loans subject to full risk-sharing for any one borrower. Our full risk-sharing cap is currently set at $60.0 million.  Accordingly, we may elect to use modified risk-sharing for loans of more than $60.0 million in order to limit our maximum loss on any one loan to $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). However, we occasionally elect to originate a loan with full risk sharing even when the loan balance is greater than $60.0 million if we believe the loan characteristics support such an approach.

Servicing and Asset Management

We service nearly all loans we originate for the Agencies and our Interim Program and some of the loans we broker for institutional investors, primarily life insurance companies. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans. We are currently a rated primary servicer with Fitch Ratings. Our servicing function includes loan servicing and asset management activities, performing or overseeing the following activities:

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

Our Growth Strategy

We believe we are positioned to continue growing and diversifying our business by taking advantage of opportunities in the commercial real estate finance and services market. The Company has implemented a strategy for the next three years with the goal of reaching the following milestones by the end of 2020: (i) $30 to $35 billion of annual loan origination volume, (ii) annual investment sales volume of $8 to $10 billion, (iii) an unpaid principal balance of $100 billion in our servicing portfolio, and (iv) $8 to $10 billion of assets under management. To reach these milestones, we will focus on the following areas:

•

Remain a Top Five Lender in Agency Executions.  We intend to further grow our Agency loan originations with the goal of increasing our market share with the GSEs and remaining a top five lender of HUD products. For 2017, we ranked as the largest Fannie Mae DUS lender, and we ranked as the third largest Freddie Mac seller/servicer. Additionally, we were a top five lender with HUD in 2017. At December 31, 2017, our origination platform had approximately 53 loan originators focused on selling Agency products, supplemented by 27 independently owned mortgage banking companies with whom we have correspondent relationships. We believe that we will have significant opportunities to continue broadening our Agency loan origination networks to maintain or grow our market share. This expansion may include organic growth, recruitment of talented origination professionals, and potentially acquisitions of competitors with strong origination capabilities.

•

Continue to Expand our Capital Markets and Investment Sales Teams. At December 31, 2017, we had 82 loan originators in 19 offices focused on capital markets transactions across the United States. Additionally, we had 10 investment sales brokers in eight offices located primarily in the southeastern United States. Over the past four years, we have added 72 new loan originators to our capital markets team through recruiting and the acquisition of the loan origination platforms of three companies. We have also doubled the size of our investment sales team since we acquired an investment sales company in 2015. We intend to continue growing our capital markets and investment sales teams to strengthen our market position and borrower relationships and to grow our market share. Continued growth of our capital markets team will provide greater exposure to the overall commercial real estate market, expose us to new correspondent relationships, and provide us with institutional access to deal flow supporting our bridge lending solutions. In addition, many of our capital markets loan originators also originate loans through the Agencies’ programs, assisting our growth objectives with the Agencies, while we are also successful at arranging the financing for many of our investment sales transactions.

•

Continue to Develop Proprietary Sources of Capital.  Since our initial public offering, we have expanded our product offerings to include the Interim Program. We anticipate partnering with additional sources of third-party capital or acquiring an asset management platform, which will allow us to offer additional commercial real estate loan products to our clients as their financial needs evolve, while generating positive returns for the third-party capital. We believe that we have the structuring, underwriting, servicing, credit, and asset management expertise to offer these additional commercial real estate loan products and services; and we believe that cash on hand, together with third-party financing sources, will allow us to meet client demand for additional products that are within our areas of expertise, including multifamily and other lending for our balance sheet or for our partnerships or future funds.

Competition

We compete in the commercial real estate services industry. We are one of 25 approved lenders that participate in Fannie Mae’s DUS program and one of 22 lenders approved as a Freddie Mac seller/servicer. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, CMBS conduits, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A.; CBRE Group, Inc.; Jones Lang LaSalle Incorporated; Marcus & Millichap, Inc.; HFF, Inc.; Eastdil Secured (a subsidiary of Wells Fargo, N.A.); PNC Real Estate; Northmarq Capital, LLC; Berkeley Point Capital; and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending relationships with the bank.

We compete on the basis of quality of service, relationships, loan structure, terms, pricing, breadth of product offerings, and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, commercial real estate, loan product expertise, and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on these factors. Our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers, and key loan correspondents, and remain competitive in pricing. In addition, future changes in laws, regulations, and Agency program requirements, increased investment from foreign entities, and consolidation in the commercial real estate finance market could lead to the entry of more competitors.

Regulatory Requirements

Our business is subject to laws and regulations in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activities involved. The regulatory requirements that apply to our activities are subject to change from time to time and may become more restrictive, making our compliance with applicable requirements more difficult or expensive or otherwise restricting our ability to conduct our business in the manner that it is now conducted. Changes in applicable regulatory requirements, including changes in their enforcement, could materially and adversely affect us.

Federal and State Regulation of Commercial Real Estate Lending Activities

Our multifamily and commercial real estate lending, servicing, and asset management businesses are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the United States. In addition, these businesses may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities, regulate conduct with borrowers, establish maximum interest rates, finance charges, and other charges and require disclosures to borrowers. Although most states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies.  Some states also require licensing of lenders, loan brokers, and loan servicers and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control, the Employee Retirement Income Security Act of 1974, as amended, which we refer to as “ERISA,” and federal and state securities laws and regulations.

Requirements of the Agencies

To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria from time to time established by the Agencies, such as minimum net worth, operational liquidity and collateral requirements, and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the Agencies. If we fail to comply with the requirements of any of these programs, the Agencies may terminate or withdraw our approval. In addition, the Agencies have the authority under their guidelines to terminate a lender's authority to sell loans to them and service their loans. The loss of one or more of these approvals would have a material adverse impact on us and could result in further disqualification with other counterparties, and we may be required to obtain additional state lender or mortgage banker licensing to originate loans if that status is revoked.

Employees

At December 31, 2017, we employed 623 full-time employees. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees is represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are exceptional. For example, in 2017, we were ranked one of the best workplaces in the United States in Fortune’s Great Place to Work® 2017 Best Medium Workplaces list. This is the fifth time in six years that we have received this recognition.

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

Our principal Internet website can be found at http://www.walkerdunlop.com. The content within or accessible through our website is not part of this Annual Report on Form 10-K. We make available free of charge on or through our website, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC.

Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Director Responsibilities and Qualifications), Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officer and Senior Financial Officers, Board of Directors’ Committee Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees, Code of Ethics for Principal Executive Officer and Senior Financial Officers, and the method by which interested parties may contact our Ethics Hotline.

In the event of any changes to these charters, codes, or guidelines, changed copies will also be made available on our website. If we waive or amend any provision of our code of ethics, we will promptly disclose such waiver or amendment as required by SEC or New York Stock Exchange (“NYSE”) rules. We intend to promptly post any waiver or amendment of our Code of Ethics for Principal Executive Officer and Senior Financial Officers to our website.

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

Currently, we originate a significant percentage of our loans held for sale through the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationwide, a Freddie Mac seller/servicer in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable Agency at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular Agency, which would materially and adversely affect us. It could also result in a loss of similar approvals from the Agencies.

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

Currently, we originate a majority of our loans for sale through the GSEs’ programs. Additionally, a substantial majority of our servicing rights are derived from loans we sell through the GSEs’ programs. Changes in the business charters, structure, or existence of one or both of the GSEs could eliminate or substantially reduce the number of loans we originate with the GSEs, which in turn would lead to a reduction in fees related to such loans. These effects would likely cause us to realize significantly lower revenues from our loan originations and servicing fees, and ultimately would have a material adverse impact on our business and financial results.

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

Regulatory Reform

As the primary regulator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities.  In 2013, the FHFA established limits on the volume of new multifamily loans that may be purchased annually by the GSEs.  In November 2017, the FHFA announced that the GSE’s 2018 multifamily loan purchases would be capped at $35.0 billion for each GSE, with exceptions for loans in “affordable” and underserved market segments. These exemptions allowed Fannie Mae and Freddie Mac’s 2017 lending volumes to reach $66 billion and $73 billion, respectively.

The current Director of the FHFA’s term expires in January 2019.  The new Director will be appointed by the President of the United States and confirmed by the United States Senate. We cannot predict who will be the next FHFA Director and whether such successor(s) will implement regulatory and other policy changes at FHFA that will modify the GSEs’ multifamily businesses.

Legislative Reform

Congress has considered various housing finance reform bills since the GSEs went into conservatorship in 2008.  Several of the bills have called for the winding down or receivership of the GSEs. We expect Congress to continue considering housing finance reform in the future, including conducting hearings and considering legislation that would alter the housing finance system. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2017, we had pledged securities of $97.9 million as collateral against future losses under $28.1 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our "at risk balance." Fannie Mae collateral requirements may change in the future. As of December 31, 2017, our allowance for risk-sharing as a percentage of the at risk balance was 0.01%, or $3.8 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. Additionally, we have a guaranty obligation of $41.2 million as of December 31, 2017. The guaranty obligation and the allowance for risk-sharing obligations as a percentage of the at risk balance was 0.8% as of December 31, 2017. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2017, there was one loan with an unpaid principal balance of $6.0 million in our at risk servicing portfolio that was 60+ days delinquent, representing 0.02% of our at risk servicing portfolio. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

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

We require a significant amount of short-term funding capacity for loans we originate. As of December 31, 2017, we had $3.3 billion of committed loan funding available through five commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Additionally, consistent with industry practice, five of our existing warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate.  There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

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

We have made preferred equity investments and investments in interim loans, both of which are funded with corporate capital. These investments may involve a greater risk of loss than our traditional real estate lending activities.

We have made preferred equity investments in entities owning real estate. Such investments are subordinate to debt financing and are not secured by property. If the issuer of the preferred equity defaults on our investment, in most instances we would only be able to proceed against the entity that issued the equity in accordance with the terms of the investment, and not any property owned by the entity. As a result, we may not recover some or all of our invested capital, which could result in losses to the Company. As of December 31, 2017, we have preferred equity investments with one borrower totaling $41.7 million. We expect these preferred equity investments to be repaid within the next two years.

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

We provide commercial real estate financial products and services primarily to developers and owners of multifamily properties. Accordingly, the success of our business is closely tied to the overall success of the multifamily real estate market. Various changes in real estate conditions may impact the multifamily sector. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

•	oversupply of, or a reduction in demand for, multifamily housing;
•	a change in policy or circumstances that may result in a significant number of potential residents of multifamily properties deciding to purchase homes instead of renting;
•	rent control or stabilization laws, or other laws regulating multifamily housing, which could affect the profitability of multifamily developments;
•	the inability of residents and tenants to pay rent;
•	changes in the tax code related to investment real estate;
•	increased competition in the multifamily sector based on considerations such as the attractiveness, location, rental rates, amenities, and safety record of various properties; and
•	increased operating costs, including increased real property taxes, maintenance, insurance, and utilities costs.

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

Regulatory authorities also require us to submit financial reports and to maintain a quality control plan for the underwriting, origination and servicing of loans. Numerous laws and regulations also impose qualification and licensing obligations on us and impose requirements and restrictions affecting, among other things: our loan originations; maximum interest rates, finance charges and other fees that we may charge; disclosures to consumers; the terms of secured transactions; debt collection; personnel qualifications; and other trade practices. We also are subject to inspection by the Agencies and regulatory authorities. Our failure to comply with these requirements could lead to, among other things, the loss of a license as an approved Agency lender, the inability to gain additional approvals or licenses, the termination of contractual rights without compensation, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

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

We receive, maintain, and store non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We are not aware of any data breaches, successful hacker attacks, unauthorized access and misuse, or significant computer viruses affecting our networks that may have occurred in the past; however, our controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. In addition, we are exposed to the risks of denial-of-service (“DOS”) attacks and damage to or destruction of our network or other information systems. A successful DOS attack or damage to our systems could result in a delay in the processing of our business, or even lost business. Additionally, we could incur significant costs associated with the recovery from a DOS attack or damage to our systems.

If borrower information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers' information. Additionally, if we are the target of a successful cyber-attack, we may experience reputational harm that could impact our standing with our borrowers and adversely impact our financial results.

Risks Related to Our Common Stock

The trading and market price of our common stock may be volatile and could decline substantially.

The stock markets, including the NYSE (on which our common stock is listed), have at times experienced significant price and volume fluctuations. As a result, the trading and market price of our common stock is likely to be similarly volatile and subject to wide fluctuations, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance. The market price of our common stock could decline substantially in response to a number of factors, including (in no particular order):

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

Our charter contains limitations on our stockholders’ ability to remove our directors, which could make it difficult for our stockholders to effect changes to our management.

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

In addition, because we are a holding company, any claims from common stockholders are structurally subordinated to all existing and future liabilities (whether or not for borrowed money) and any preferred equity of our operating company. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating company will be able to satisfy the claims of our common stockholders only after all of our and our operating company's liabilities and any preferred equity have been paid in full.

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

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2018 for material changes to the above discussion of risk factors.

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

All of our office space is leased. The most significant terms of the lease arrangements for our office space are the length of the lease and the amount of the rent. Our leases have terms varying in duration as a result of differences in prevailing market conditions in different geographic locations, with the longest leases expiring in 2023. We do not believe that any single office lease is material to us. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our results of operations and cash flows when we execute new leases.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. There was no established public trading market for our common stock prior to that date. On February 16, 2018, the closing sales price, as reported by the NYSE, was $51.00.

The following table sets forth the intra-day high and low sale prices for our common stock as reported by the NYSE for the periods indicated:

	2017
	High	Low
1st Quarter	$43.28	$29.93
2nd Quarter	53.43	39.38
3rd Quarter	53.20	44.78
4th Quarter	56.46	45.67

	2016
	High	Low
1st Quarter	$29.06	$19.50
2nd Quarter	25.43	19.87
3rd Quarter	28.05	21.75
4th Quarter	32.43	23.61

As of the close of business on January 31, 2018, there were 21 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

On February 6, 2018, our Board of Directors declared a dividend of $0.25 per share for the first quarter of 2018. The dividend will be paid March 7, 2018 to all holders of record of our restricted and unrestricted common stock and restricted stock units as of February 23, 2018. This dividend represents the first such payment of dividends since our initial public offering in December 2010. We expect to make regular quarterly dividend payments at similar levels for the foreseeable future.

Our current and projected dividends provide a return to shareholders while retaining sufficient capital to continue investing in the growth of our business. Our Term Loan (defined in Item 7 below) contains direct restrictions to the amount of dividends we may pay, and our warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends we may pay. While the dividend level remains a decision of our Board of Directors, it is subject to these direct and indirect restrictions, and will continue to be evaluated in the context of future business performance. We currently believe that we can support future annual dividend payments, barring significant unforeseen events.

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2012 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2012 in our common stock and in each of the indices shown and assumes that all dividends were reinvested.  Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, which constitutes an amendment to and restatement of the 2010 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the quarter and year ended December 31, 2017, we purchased 17 thousand shares and 468 thousand shares, respectively, to satisfy grantee tax withholding obligations.  Additionally, we announced a share repurchase program in the first quarter of 2017. The repurchase program authorized by our Board of Directors permitted us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ending February 10, 2018. The Company had $59.0 million of authorized share repurchase capacity remaining as of December 31, 2017. In February 2018, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 9, 2018. The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2017:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	439,593	$39.89	—	$75,000,000
2nd Quarter	1,133	$41.69	—	$75,000,000
3rd Quarter	238,906	$47.15	228,419	$64,240,362

October 1-31, 2017	—	$—	—
November 1-30, 2017	41,158	47.36	35,744
December 1-31, 2017	86,543	47.20	74,782
4th Quarter	127,701	$47.25	110,526	$59,036,570
Total	807,333		338,945

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our employee stock-based compensation plans, see Part III, Item 12.

Item 6. Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015, and the related notes, all contained elsewhere in this Annual Report on Form 10-K. The significant reduction in the Company’s effective tax rate for the year ended December 31, 2017 is more fully discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 below.

SELECTED FINANCIAL DATA

	As of and For the Year Ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Statement of Income Data
Revenues
Gains from mortgage banking activities	$439,370	$367,185	$290,466	$221,983	$203,671
Servicing fees	176,352	140,924	114,757	98,414	90,215
Net warehouse interest income, loans held for sale	15,077	16,245	14,541	11,343	6,214
Net warehouse interest income, loans held for investment	9,390	7,482	9,419	6,151	1,231
Escrow earnings and other interest income	20,396	9,168	4,473	4,526	4,008
Other	51,272	34,272	34,542	18,355	13,700
Total revenues	$711,857	$575,276	$468,198	$360,772	$319,039

Expenses
Personnel	$289,277	$227,491	$184,590	$149,374	$133,667
Amortization and depreciation	131,246	111,427	98,173	80,138	75,955
Provision (benefit) for credit losses	(243)	(612)	1,644	2,206	1,322
Interest expense on corporate debt	9,745	9,851	9,918	10,311	3,743
Other operating expenses	48,171	41,338	38,507	34,831	37,565
Total expenses	$478,196	$389,495	$332,832	$276,860	$252,252
Income from operations	$233,661	$185,781	$135,366	$83,912	$66,787
Income tax expense	21,827	71,470	52,771	32,490	25,257
Net income before noncontrolling interests	$211,834	$114,311	$82,595	$51,422	$41,530
Net income from noncontrolling interests	707	414	467	—	—
Walker & Dunlop net income	$211,127	$113,897	$82,128	$51,422	$41,530
Basic earnings per share	$7.03	$3.87	$2.76	$1.60	$1.23
Diluted earnings per share	$6.56	$3.65	$2.65	$1.58	$1.21
Basic weighted average shares outstanding	30,014	29,432	29,754	32,210	33,764
Diluted weighted average shares outstanding	32,205	31,172	30,949	32,624	34,336

Balance Sheet Data
Cash and cash equivalents	$191,218	$118,756	$136,988	$113,354	$170,563
Restricted cash and pledged securities	104,536	94,711	77,496	81,573	55,078
Mortgage servicing rights	634,756	521,930	412,348	375,907	353,024
Loans held for sale, at fair value	951,829	1,858,358	2,499,111	1,072,116	281,477
Loans held for investment, net	66,510	220,377	231,493	223,059	134,656
Goodwill	123,767	96,420	90,338	74,525	60,212
Total assets	2,208,427	3,052,432	3,514,991	2,009,390	1,124,579
Warehouse notes payable	937,769	1,990,183	2,649,470	1,214,279	371,629
Note payable	163,858	164,163	164,462	169,095	170,349
Total liabilities	1,393,446	2,437,358	3,022,642	1,575,939	721,738
Total equity	814,981	615,074	492,349	433,451	402,841

Supplemental Data
Operating margin	33%	32%	29%	23%	21%
Return on equity	31%	21%	19%	13%	11%
Total transaction volume	$27,905,831	$19,298,112	$17,758,748	$11,367,706	$8,395,037
Servicing portfolio	$74,492,166	$63,081,154	$50,212,264	$44,031,890	$38,937,027

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

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of commercial real estate financing products to owners and developers of commercial real estate across the country and broker sales of multifamily properties primarily in the southeastern United States. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac seller/servicer in 23 states and the District of Columbia, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for a number of life insurance companies, CMBS conduits, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, asset-manage, and service short-term bridge loans, some of which we hold as an investment and carry on our balance sheet. Beginning in the second quarter of 2015 in connection with the EFG Acquisition, we began offering multifamily investment sales brokerage services.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We may, however, request decreased risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above. We occasionally request modified risk-sharing based on the size of the loan. We may also request increased risk-sharing on large transactions if we do not believe that we are being fully compensated for the risks of the transactions or to manage overall risk levels. Our current risk-sharing limit is $60 million, which equates to a maximum loss per loan of $12 million. Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

Our Interim Program offers floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We underwrite, asset-manage, and service all loans executed through the Interim Program. The ultimate goal of the Interim Program is to provide permanent Agency financing on these transition properties. The Interim Program has two distinct executions: held for investment and held by a joint venture. During the time loans held for investment are outstanding, we assume the full risk of loss on the loans. We have not experienced any delinquencies or charged off any loans originated under the Interim Program, which began operations in 2012. As of December 31, 2017, we had five loans held for investment under the Interim Program with an aggregate outstanding unpaid principal balance of $67.0 million.

Interim loans not held for investment are held by the Interim Program JV, in which we hold a 15% investment. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. Prior to 2017 and during the first six months of 2017, all loans originated through the Interim Program were held for investment. During the last six months of 2017, substantially all of the loans originated through the Interim Program were Interim Program JV loans. We expect that substantially all loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, we may opportunistically originate loans held for investment through the Interim Program in the future.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of December 31, 2017, we have preferred equity investments with one borrower totaling $41.7 million. We expect these preferred equity investments to be repaid within the next two years.

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

During 2016, we purchased the rights to service a HUD loan portfolio with an aggregate $3.6 billion unpaid principal balance from a third-party servicer for $43.1 million. During 2017, we purchased the rights to service another HUD loan portfolio with an aggregate $0.6 billion unpaid principal balance from a third-party servicer for $7.8 million (together with the 2016 acquisition, the “Servicing Portfolio Acquisitions”). The acquisition of the servicing portfolios substantially increased our HUD servicing portfolio and led to our being one of the largest servicers of HUD commercial real estate loans as of December 31, 2017. We expect the Servicing Portfolio Acquisitions to have the following benefits:

•	reduce the average cost to service each loan as we leverage our existing servicing platform,
•	provide new borrower relationships,
•	provide opportunities for additional loan origination volume when these loans mature or prepay, and
•	produce a stable stream of cash revenues over the estimated lives of the portfolios.

As of December 31, 2017, our servicing portfolio was $74.5 billion, up 18% from December 31, 2016, making it the 7th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s (“MBA”) 2017 year-end survey (the “Survey”).  Our servicing portfolio includes $32.1 billion of loans serviced for Fannie Mae and $26.8 billion for Freddie Mac, making us the 2nd and 4th largest primary and master servicer of Fannie Mae and Freddie Mac loans in the nation, respectively, according to the Survey. Also included in our servicing portfolio is $9.6 billion of HUD loans, the largest HUD primary and master servicing portfolio in the nation according to the Survey.

The average number of our loan originators increased from 97 during 2016 to 130 during 2017 due to our own organic growth and from acquisitions completed in the current and prior year, resulting in an increase of 49% in our loan origination volume, from a total of $16.7 billion during 2016 to a total of $24.9 billion during 2017. Fannie Mae recently announced that we ranked as its largest DUS lender in 2017, by loan deliveries, and Freddie Mac recently announced that we ranked as its 3rd largest seller/servicer in 2017, by loan deliveries.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase is equal to the purchase price paid. The fair value at loan sale is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs recognized at loan sale were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model for originated MSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. We record an individual MSR asset (or liability) for each loan at loan sale. For purchased stand-alone servicing portfolios, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio. We have had two stand-alone servicing portfolio purchases, one of which occurred in 2016 and one in 2017.

The assumptions used to estimate the fair value of MSRs at loan sale are based on internal models and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we use during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see much volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry originated and purchased MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment quarterly. We test for impairment on the purchased stand-alone servicing portfolio separately from our other MSRs. The MSRs from both stand-alone portfolio purchases and from loan sales are tested for impairment at the portfolio level. We have never recorded an impairment of MSRs in our history. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

Gains from mortgage banking activities income is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell the loan to an investor. The commitment asset related to the loan origination is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any risk-sharing obligations (the “servicing component of the commitment asset”). Upon loan sale, we derecognize the servicing component of the commitment asset and recognize an MSR. All MSRs are amortized into expense using the interest method over the estimated life of the loan and presented as a component of Amortization and depreciation in the Consolidated Statements of Income.

For MSRs recognized at loan sale, the individual loan-level MSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. For MSRs related to purchased stand-alone servicing portfolios, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual MSRs do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We have not adjusted the estimated life of our purchased stand-alone servicing portfolios as the actual prepayment experience has not differed materially from the expected prepayment experience. We do not anticipate an adjustment to the estimated life of the portfolios will be necessary in the near term due to the characteristics of the portfolios, especially the low weighted-average interest rates and the relatively long remaining periods of prepayment protection.

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

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to all risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. We have not experienced volatility in the general reserves loss percentage and do not expect to experience significant volatility in the near term.

When we place a risk-sharing loan on our watch list, we transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation.

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market remain strong. Multifamily occupancy rates and effective rents continue to remain at historical highs based upon strong rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and loan origination volumes due to their importance to the cash flows of the underlying properties. Additionally, the single-family home ownership level remains near historic lows despite an increase in 2017 while new household formation grows, resulting in increased demand for multifamily housing. The MBA recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the third quarter of 2017, reaching $3.1 trillion by the end of the third quarter of 2017, an increase of 1.5% from the second quarter of 2017. Multifamily mortgage debt outstanding rose to $1.2 trillion, an increase of 2.1% from the second quarter of 2017. The majority of this growth in multifamily mortgage debt outstanding was related to Agency lending. The MBA also recently reported that multifamily loan originations during the third quarter of 2017 increased 15% from the third quarter of 2016 and 12% from the second quarter of 2017. These increases in debt outstanding and loan origination volume for the third quarter of 2017 expand upon similar increases for the first and second quarters of 2017.

The increase in rental housing demand and gaps in housing production have led to continued steady rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. Multifamily rents grew 2.5% in 2017 according to RealPage, a real estate technology and analytics company. However, according to RealPage, the 2017 rent growth slowed to the lowest rate in seven years. Additionally, the level of multifamily properties under construction is at a nearly 40-year high, which has led to a year-over-year increase in national vacancy rates of 40 basis points from the third quarter of 2016, as reported by Reis, a provider of commercial real estate data and analytics, as newly constructed multifamily properties continue to come online. RealPage reported that national multifamily occupancy levels at the end of the fourth quarter of 2017 remained unchanged from the end of the fourth quarter of 2016. We believe that the market demand for multifamily housing in the upcoming quarters will absorb most of the capacity created by these properties currently under construction and that vacancy rates will remain at historic lows, making multifamily properties an attractive investment option.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased. All of these factors have benefited our origination volumes over the past several years, especially in 2017. We expect the U.S. multifamily loan origination volumes in 2017 will be a record high. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

The Federal Reserve raised its targeted Fed Funds Rate by 75 basis points during 2017 and by 100 basis points during the 13-month period ended December 31, 2017. We have not experienced a decline in origination volume or profitability as long-term mortgage interest rates have remained at historically low levels as the yield curve has flattened throughout most of 2017. Reis recently reported that in spite of these recent interest-rate increases and slowing rent growth, multifamily cap rates ended the third quarter of 2017 at 5.8%, down from 6.0% in the fourth quarter of 2016. We cannot be certain that these trends will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

We expect to see continued strength in the multifamily market in 2018 due to the underlying fundamentals of the multifamily market as labor markets are strong and demand increases from new household formation. Additionally, the MBA recently released the results of its 2018 survey of commercial real estate firms and reported that 78% of the firms expect loan originations to increase in 2018. And many expect multifamily cap rates to remain at their historically low 2017 levels.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The FHFA 2018 GSE Scorecard (“2018 Scorecard”) established Fannie Mae’s and Freddie Mac’s 2018 loan origination caps at $35.0 billion each for market-rate apartments (“2018 Caps”), down slightly from $36.5 billion each in 2017. Affordable housing loans and manufactured housing rental community loans continue to be excluded from the 2018 Caps. Additionally, the definition of the affordable housing loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2018 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable housing units. The 2018 Scorecard provides the FHFA with the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2018 Caps upward should the market be larger than expected in 2018. The 2018 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance multifamily properties that invest in energy or water efficiency improvements.

Our GSE loan origination volume for 2017 increased 41% over 2016 as demand for multifamily lending remained strong as borrowers continue to focus on locking in interest rates in a rising interest rate environment and ride the strong fundamentals in the multifamily market. We expect the GSEs to maintain their historical market share in a multifamily market that is projected by Freddie Mac to be $305.0 billion in 2018. The GSEs reported a combined loan origination volume of $139.3 billion during 2017 compared to $112.1 billion during 2016. As seen from our GSE loan origination volumes for 2017, we believe our market leadership positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights, and cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2018.

We continue to significantly grow our capital markets platform to gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with the additions of brokered loan originators over the past several years, has resulted in significant growth in our brokered originations, as evidenced by the 75% year-over-year growth in brokered originations from 2016 to 2017. Our outlook for our capital markets platform is positive as we expect continued growth in non-bank commercial and multifamily markets in the near future.

Over the last few years, HUD has reduced the cost of borrowing, making HUD loans more competitive and returning them to relevance for our core multifamily borrowers in 2016 and into 2017, as evidenced by a 54% increase in HUD loan originations from 2016 to 2017. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We remain committed to the HUD multifamily business, adding resources and scale to our HUD lending platform, particularly in the area of seniors housing and skilled nursing, where HUD remains a dominant provider of capital in the current business environment.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program and Interim Program JV are designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional properties and dramatically expand our capacity to originate new interim loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage REITs, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, floating-rate, high-yield commercial real estate investments. We originated $314.4 million of interim loans in 2017.

   Finally, as we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we saw increased activity within the investment sales business during 2017. The investment sales market overall grew slightly in 2017. The overall growth in the market, along with the additions we have made to our investment sales team over the past year, resulted in an 18% increase in our investment sales volume from 2016 to 2017. We continue our efforts to expand our investment sales platform more broadly across the United States and to increase the size of our investment sales team to capture what we believe will be strong multifamily investment sales activity over the coming quarters.

During the third quarter of 2017, Hurricanes Harvey and Irma made landfall in the United States, causing substantial damage to the affected areas. Although we have operations in affected areas, none of our operating assets was materially affected by the natural disasters. Located within the affected areas are multiple properties collateralizing loans for which we have risk-sharing obligations. Based on our current assessment of these properties, we believe that few, if any, of these properties incurred significant damage, and those that did have adequate insurance coverage. Additionally, we have not experienced an increase in late payments from risk-sharing loans collateralized by properties in the affected areas. Accordingly, the hurricanes did not have an impact on our December 31, 2017 Allowance for risk-sharing obligations. Additionally, based on information currently available, we do not believe that these natural disasters will have a material impact on the Allowance for risk-sharing obligations in 2018. However, the impact to borrowers from such natural disasters may not be known by us until well after the occurrence of the disaster; therefore, over the coming months, we may experience an increase in late payments or defaults of loans for which we have risk-sharing obligations that are collateralized by properties in the affected areas.

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

•

The Percentage of Adjustable Rate Loans Originated and the Overall Loan Origination Mix.  The adjustable rate mortgage loans (“ARMs”) we originate typically have less stringent prepayment protection features than fixed rate mortgage loans (“FRMs”), resulting in a shorter expected life for ARMs than FRMs. The shorter expected life for ARMs results in smaller MSRs recorded than for FRMs. Absent an increase in originations, an increase in the proportion of our loans originated that are ARMs could adversely impact the gains from mortgage banking activities we record. Additionally, the loan product mix we originate can significantly impact our overall earnings. For example, an increase in loan origination volume for our two highest-margin products, Fannie Mae and HUD loans, without a change in total loan origination volume would increase our overall profitability, while a decrease in the loan origination volume of these two products without a change in total loan origination volume would decrease our overall profitability, all else equal.

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

Net Warehouse Interest Income, Loans Held for Investment. Similar to loans held for sale, we earn net interest income on loans held for investment during the period they are outstanding. We earn interest income on the loan, which is funded partially by an investment of our cash and through one of our interim warehouse credit facilities. The loans originated for investment are typically interest-only, variable-rate loans of terms up to three years. The warehouse credit facilities are variable rate. The interest rate reset date is typically the same for the loans and the credit facility. Related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income related to loans held for investment varies based on the period of time the loans are outstanding, the size of the average balance of the loans held for investment, and the net interest spread between the loan coupon rate and the cost of warehouse financing. The net spread has historically not varied much. Additionally, the amortization of deferred fees and costs and the amortization of debt issuance costs are included in net warehouse interest income, loans held for investment. We expect net warehouse interest income from loans held for investment to decrease in the coming years as most, if not all, of the loans originated through the Interim Program are held by the Interim Program JV.

Escrow Earnings and Other Interest Income.  We earn fee income on property-level escrow deposits in our servicing portfolio, generally based on a fixed or variable placement fee negotiated with the financial institutions that hold the escrow deposits. Escrow earnings reflect interest income net of interest paid to the borrower, if required, which generally equals a money market rate. Escrow earnings tend to increase as short-term interest rates increase as they did in 2017. We expect this trend to continue for the foreseeable future.

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

Amortization and depreciation also includes the amortization of intangible assets, principally related to the amortization of the mortgage pipeline and investment sales pipeline intangible assets recognized in connection with acquisitions. For the years presented in the Consolidated Statements of Income, the amortization of intangible assets relates primarily to the mortgage pipeline intangible asset recognized in conjunction with acquisitions in 2016 and 2017 and the EFG Acquisition in 2015.  We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is no longer probable of rate locking. We recognize amortization related to the investment sales pipeline intangible asset when a transaction included in the intangible asset is closed or no longer probable of closing.

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

Income Tax Expense.  The Company is a C-corporation subject to both federal and state corporate tax. As of December 31, 2017, our estimated combined statutory federal and state tax rate was approximately 38.2% compared to approximately 38.6% as of December 31, 2016. Our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income amongst the various states where we are subject to taxation since we do not have foreign operations or significant permanent differences. For example, since we went public in 2010, our combined statutory tax rate has varied by only 0.7%, with a low of 38.2% and a high of 38.9%. In December 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. The Tax Reform significantly reduced the Federal income tax rate from 35.0% to 21.0%. Due to the reduced

Federal statutory rate, we expect our combined statutory tax rate in 2018 to be approximately 25.0%. Absent additional significant legislative changes to statutory tax rates (particularly the Federal tax rate), we expect minimal deviation from the 2018 expected combined statutory tax rate of 25.0% for years after 2018. However, we do expect some variability in the effective tax rate going forward due to excess tax benefits recognized and limitations on the deductibility of executive compensation.

In 2016, we adopted a new accounting standard that requires excess tax benefits from stock compensation to be recorded as a reduction to income tax expense instead of being recorded directly to equity. Excess tax benefits recognized in 2016 and 2017 reduced income tax expense by $0.6 million and $9.5 million, respectively. We expect the reduction to income tax expense due to excess tax benefits in 2018 to be significantly less than the reduction in 2017 given (i) the expectation for a significantly fewer number of shares to vest in 2018 than in 2017, (ii) a significantly higher weighted-average grant date price of shares expected to vest in 2018 than those that did vest in 2017, and (iii) the aforementioned reduction in the combined statutory tax rate due to Tax Reform. The impact of excess tax benefits beyond 2018 will vary depending on the trend of the price of our common stock and the number of shares that vest.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2017, 2016, and 2015. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the year ended December 31,
(in thousands; except per share data)	2017	2016	2015
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$7,894,106	$7,000,942	$5,012,790
Freddie Mac	7,981,156	4,234,071	6,326,471
Ginnie Mae - HUD	1,358,221	879,941	592,026
Brokered (1)	7,326,907	4,189,116	4,122,307
Interim Loans	314,372	419,600	185,075
Total Loan Origination Volume	$24,874,762	$16,723,670	$16,238,669
Investment Sales Volume	3,031,069	2,574,442	1,520,079
Total Transaction Volume	$27,905,831	$19,298,112	$17,758,748

Key Performance Metrics:
Operating margin	33%	32%	29%
Return on equity	31%	21%	19%
Walker & Dunlop net income	$211,127	$113,897	$82,128
Adjusted EBITDA (2)	$200,950	$129,928	$124,279
Diluted EPS	$6.56	$3.65	$2.65

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	41%	40%	39%
Other operating expenses	7%	7%	8%
Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees	0.99%	1.04%	0.97%
Gains attributable to MSRs	0.78%	1.15%	0.82%
Gains attributable to MSRs, as a percentage of Agency loan origination volume (3)	1.13%	1.59%	1.12%

SUPPLEMENTAL OPERATING DATA (Continued)

	As of December 31,
Servicing Portfolio by Product:	2017	2016	2015
Fannie Mae	$32,075,617	$27,728,164	$22,915,088
Freddie Mac	26,782,581	20,688,410	17,810,007
Ginnie Mae - HUD	9,640,312	9,155,794	5,657,809
Brokered (1)	5,744,518	5,286,473	3,595,990
Interim Loans	249,138	222,313	233,370
Total Servicing Portfolio	$74,492,166	$63,081,154	$50,212,264

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate (basis points)	25.7	26.1	24.8
Weighted-average remaining term (years)	10.0	10.3	9.6

(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency loan origination volume.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2017 and 2016.

FINANCIAL RESULTS – 2017 COMPARED TO 2016

	Year Ended December 31,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Revenues
Gains from mortgage banking activities	$439,370	$367,185	$72,185	20%
Servicing fees	176,352	140,924	35,428	25
Net warehouse interest income, loans held for sale	15,077	16,245	(1,168)	(7)
Net warehouse interest income, loans held for investment	9,390	7,482	1,908	26
Escrow earnings and other interest income	20,396	9,168	11,228	122
Other	51,272	34,272	17,000	50
Total revenues	$711,857	$575,276	$136,581	24

Expenses
Personnel	$289,277	$227,491	$61,786	27%
Amortization and depreciation	131,246	111,427	19,819	18
Provision (benefit) for credit losses	(243)	(612)	369	(60)
Interest expense on corporate debt	9,745	9,851	(106)	(1)
Other operating expenses	48,171	41,338	6,833	17
Total expenses	$478,196	$389,495	$88,701	23
Income from operations	$233,661	$185,781	$47,880	26
Income tax expense	21,827	71,470	(49,643)	(69)
Net income before noncontrolling interests	$211,834	$114,311	$97,523	85
Less: net income from noncontrolling interests	707	414	293	71
Walker & Dunlop net income	$211,127	$113,897	$97,230	85

Overview

The increase in revenues was primarily attributable to increases in gains from mortgage banking activities, servicing fees, escrow earnings and other interest income, and other revenues. The increase in gains from mortgage banking activities was largely due to the significant increase in loan origination volume from 2016 to 2017. The growth in loan origination volume is primarily due to an increase in the average number of loan originators from 2016 to 2017. The increase in servicing fees was due to an increase in the average servicing portfolio. The substantial increase in escrow earnings and other interest income related to increases in the escrow balances of loans serviced and the escrow earnings rate. Other revenues increased due to increases in investment sales broker fees, preferred equity investment income, prepayment fees, and assumption fees.

The increase in expenses was principally the result of higher personnel, amortization and depreciation, and other operating expenses. Personnel expense increased mostly due to an increase in salaries expense resulting from a rise in average headcount year over year and an increase in commissions costs due to an increase in origination fees driven by the increase in total transaction volume. Headcount increased due to acquisitions and hiring to support the growth of the Company. Amortization and depreciation expense increased as a result of a rise in the average balance of MSRs outstanding year over year as we originated a record amount of loans in 2017. The increase in other operating expenses was largely due to an increase in office expenses due to the increase in average headcount year over year.

Revenues

Gains from Mortgage Banking Activities.  The following table provides additional information that helps explain changes in gains from mortgage banking activities over the past three years:

	Loan Origination Volume by Product Type
	For the year ended December 31,
	2017	2016	2015
Fannie Mae	32%	42%	31%
Freddie Mac	32	25	39
Ginnie Mae - HUD	5	5	4
Brokered	30	25	25
Interim Loans	1	3	1

	Gains from Mortgage Banking Activities Detail
	For the year ended December 31,
(dollars in thousands)	2017	2016	2015
Origination Fees	$245,484	$174,360	$156,835
Dollar Change	$71,124	$17,525
Percentage Change	41%	11%
MSR Income (1)	$193,886	$192,825	$133,631
Dollar Change	$1,061	$59,194
Percentage Change	1%	44%
Origination Fee Rate (2) (basis points)	99	104	97
Basis Point Change	(5)	7
Percentage Change	(5)%	7%
MSR Rate (3) (basis points)	78	115	82
Basis Point Change	(37)	33
Percentage Change	(32)%	40%
Agency MSR Rate (4) (basis points)	113	159	112
Basis Point Change	(46)	47
Percentage Change	(29)%	42%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of loan origination volume.
(3)	MSR income as a percentage of loan origination volume.
(4)	MSR income as a percentage of Agency loan origination volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”).  The increase in origination fees was largely attributable to the 49% increase in loan origination volume year over year, partially offset by a small decline in the origination fee rate. The small increase in MSR income was driven by the $5.1 billion increase in Agency loan origination volume from 2016 to 2017, almost completely offset by the 29% decrease in the Agency MSR rate. The decline in the Agency MSR rate was driven by (i) an increase in Freddie Mac loan origination volume as a percentage of total Agency volume from 35% in 2016 to 46% in 2017 and (ii) an increase in the large portfolio transactions year over year. The MSR income from Freddie Mac loans is the lowest of the Agency loan products. In addition, we typically receive lower servicing fees on large portfolio transactions, resulting in a lower MSR rate on these loans.

Servicing Fees.  The increase was primarily attributable to an increase in the average servicing portfolio from 2016 to 2017 as shown below due primarily to record new loan originations and relatively few payoffs. Additionally, the servicing portfolio’s weighted average servicing fee increased as shown below due to an increase in the Fannie Mae servicing portfolio.

	Servicing Fees Details
	For the year ended December 31,
(dollars in thousands)	2017	2016	2015
Average Servicing Portfolio	$67,072,015	$55,540,993	$47,096,080
Dollar Change	$11,531,022	$8,444,913
Percentage Change	21%	18%
Average Servicing Fee (basis points)	26.2	25.3	24.3
Basis Point Change	0.9	1.0
Percentage Change	4%	4%

Escrow Earnings and Other Interest Income.  The increase was due to increases in both the average balance of escrow accounts and the average earnings rate from 2016 to 2017. The increase in the average balance was due to the increase in the average servicing portfolio. The increase in the average earnings rate was due to the increase in short-term interest rates during 2017.

Other Revenues.  The increase is related to increases in investment sales broker fees, preferred equity investment income, prepayment fees, and assumption fees. Investment sales broker fees increased $5.0 million year over year as a result of the increase in investment sales volume. Preferred equity investment income increased $2.8 million from 2016 to 2017 due to an increase in the average balance of preferred equity investments outstanding. Prepayment fees increased $6.7 million, while assumption fees increased $1.8 million, both as a result of increased activity as our average servicing portfolio continues to grow.

Expenses

Personnel.  The increase was principally the result of higher loan originator commission costs and increased salaries expense. Commission costs increased due to the increase in origination fee income attributable to the increase in total transaction volume. Salaries expense increased due to a rise in average headcount from 519 in 2016 to 599 in 2017 as a result of acquisitions and organic growth of the Company.

Amortization and Depreciation.  The increase was attributable to loan origination activity and the resulting growth in the average MSR balance outstanding from 2016 to 2017.

Other Operating Expenses.  The increase was primarily attributable to a $2.9 million increase in office expenses. These expenses increased as a result of the aforementioned increase in average headcount.

Income Tax Expense.  The decrease in income tax expense was primarily due to an increase in excess tax benefits from stock compensation recognized year over year and the enactment of Tax Reform in 2017, partially offset by the increase in income from operations. Excess tax benefits reduced income tax expense by $9.5 million in 2017 compared to $0.6 million in 2016. As mentioned previously, excess tax benefits reduced income tax expense in 2016 but not 2015 due to a new accounting standard that we adopted in 2016.

As discussed previously, Tax Reform was enacted in December 2017, reducing the Federal income tax rate from 35.0% to 21.0%. In connection with the enactment of the Tax Reform, we revalued our net deferred tax liabilities using the new Federal income tax rate of 21.0%. These net deferred tax liabilities decreased as the future payment of taxes from these liabilities will be less than previously expected, resulting in a decrease to income tax expense of $58.3 million. The significant reductions to income tax expense in 2017 resulted in an effective tax rate of 9.3% compared to 38.5% in 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2016 and 2015.

FINANCIAL RESULTS – 2016 COMPARED TO 2015

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Revenues
Gains from mortgage banking activities	$367,185	$290,466	$76,719	26%
Servicing fees	140,924	114,757	26,167	23%
Net warehouse interest income, loans held for sale	16,245	14,541	1,704	12%
Net warehouse interest income, loans held for investment	7,482	9,419	(1,937)	(21)%
Escrow earnings and other interest income	9,168	4,473	4,695	105%
Other	34,272	34,542	(270)	(1)%
Total revenues	$575,276	$468,198	$107,078	23%

Expenses
Personnel	$227,491	$184,590	$42,901	23%
Amortization and depreciation	111,427	98,173	13,254	14%
Provision (benefit) for credit losses	(612)	1,644	(2,256)	(137)%
Interest expense on corporate debt	9,851	9,918	(67)	(1)%
Other operating expenses	41,338	38,507	2,831	7%
Total expenses	$389,495	$332,832	$56,663	17%
Income from operations	$185,781	$135,366	$50,415	37%
Income tax expense	71,470	52,771	18,699	35%
Net income before noncontrolling interests	$114,311	$82,595	$31,716	38%
Less: net income from noncontrolling interests	414	467	(53)	(11)%
Walker & Dunlop net income	$113,897	$82,128	$31,769	39%

Overview

The increase in revenues was primarily attributable to increases in gains from mortgage banking activities and servicing fees. The increase in gains from mortgage banking activities was largely due to the significant increase in Fannie Mae loan origination volume from 2015 to 2016. The growth in Fannie Mae loan origination volume was due to Fannie Mae’s increased competitiveness with Freddie Mac for fixed-rate lending in 2016 compared to 2015. The increase in servicing fees was due to an increase in the average servicing portfolio. The increase in expenses was principally the result of higher personnel and amortization and depreciation expenses. Personnel expense increased due to higher commission costs from the increased gains from mortgage banking activities, increased bonus expense due to our improved financial results year over year, higher salaries expense due to a rise in headcount, and larger stock compensation expense. Headcount increased due to acquisitions and hiring to support the growth of the Company. Amortization and depreciation expense increased as a result of a rise in the average MSR balance from 2015 to 2016.

Revenues

Gains from Mortgage Banking Activities.  The following table provides additional information that helps explain changes in gains from mortgage banking activities over the past three years:

	For the year ended December 31,
	2016	2015	2014
Loan Origination Volume by Product Type
Fannie Mae	42%	31%	35%
Freddie Mac	25%	39%	32%
Ginnie Mae - HUD	5%	4%	6%
Brokered	25%	25%	24%
Interim Loans	3%	1%	3%
	100%	100%	100%

(dollars in thousands)
Origination Fees	$174,360	$156,835	$125,468
Dollar Change	17,525	31,367
Percentage Change	11%	25%
MSR Income (1)	$192,825	$133,631	$96,515
Dollar Change	59,194	37,116
Percentage Change	44%	38%
Origination Fee Rate (2) (basis points)	104	97	110
Basis Point Change	7	(13)
Percentage Change	7%	(12)%
MSR Rate (3) (basis points)	115	82	85
Basis Point Change	33	(3)
Percentage Change	40%	(4)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(1)	Origination fees as a percentage of loan origination volume.
(1)	MSR income as a percentage of loan origination volume.

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

Net Warehouse Interest Income, Loans Held for Investment.  The decrease was primarily due to a decrease in the average balance outstanding of loans held for investment (“LHFI”) from 2015 to 2016 as shown below. The decrease in the average balance outstanding was a result of an increase in payoffs from year to year.

(dollars in thousands)	2016	2015	2014
Average LHFI Outstanding Balance	$224,237	$281,584	$188,867
Dollar Change	(57,347)	92,717
Percentage Change	(20)%	49%
LHFI Net Spread (basis points)	334	335	326
Basis Point Change	(1)	9
Percentage Change	0%	3%

Escrow Earnings and Other Interest Income.  The increase was due to increases in both the average balance of escrow accounts and the average earnings rate from 2015 to 2016. The increase in the average balance was due to the increase in the average servicing portfolio, particularly the significant increase in the average balance of the HUD servicing portfolio as HUD loans have the highest escrow balances of all of our products. The increase in the average earnings rate was due to the increase in short-term interest rates during 2016.

Expenses

Personnel.  The increase was principally the result of higher loan originator commission costs, increased bonus expense, increased salaries expense, and an increase in stock compensation expense. Commission costs increased due to the increase in origination fee income and a larger concentration of origination fees earned by our top loan originators. The percentage of origination fee income a loan originator earns as a commission increases as that loan originator achieves certain thresholds. Bonus expense increased due to our improved financial results year over year. Salaries expense increased due to a rise in average headcount from 483 in 2015 to 519 in 2016 as a result of acquisitions and organic growth of the Company. The increase in stock compensation expense is largely related to a performance stock compensation plan that began in 2016 and increased expense related to an award granted to a large base of employees at the end of 2015.

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

Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands)	2017	2016	2015
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$211,127	$113,897	$82,128
Income tax expense	21,827	71,470	52,771
Interest expense on corporate debt	9,745	9,851	9,918
Amortization and depreciation	131,246	111,427	98,173
Provision (benefit) for credit losses	(243)	(612)	1,644
Net write-offs	—	(1,757)	(808)
Stock compensation expense	21,134	18,477	14,084
Gains attributable to mortgage servicing rights (1)	(193,886)	(192,825)	(133,631)
Adjusted EBITDA	$200,950	$129,928	$124,279

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table presents a period-to-period comparison of our adjusted EBITDA for the years ended December 31, 2017 and 2016:

ADJUSTED EBITDA – 2017 COMPARED TO 2016

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Origination fees	$245,484	$174,360	$71,124	41%
Servicing fees	176,352	140,924	35,428	25
Net warehouse interest income	24,467	23,727	740	3
Escrow earnings and other interest income	20,396	9,168	11,228	122
Other revenues	50,565	33,858	16,707	49
Personnel	(268,143)	(209,014)	(59,129)	28
Net write-offs	—	(1,757)	1,757	(100)
Other operating expenses	(48,171)	(41,338)	(6,833)	17
Adjusted EBITDA	$200,950	$129,928	$71,022	55

See the table above for the components of the change in adjusted EBITDA. The increase in origination fees was largely attributable to the 49% increase in loan origination volume year over year.  Servicing fees increased principally due to an increase in the average servicing portfolio from 2016 to 2017 primarily as a result of record new loan originations and relatively few payoffs. Escrow earnings and other interest income increased largely due to a rise in the average outstanding balances of escrow accounts and an increase in the average earnings rate from 2016 to 2017. Other revenues increased due to increases in investment sales broker fees, preferred equity investment income, prepayment fees, and assumption fees. The increase in personnel expense was principally the result of higher loan originator commission costs due to the increase in origination fees and increased salaries expense due to an increase in average headcount. The increase in other operating expenses was largely due to an increase in office expenses due to the increase in average headcount year over year.

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

Prior to 2018, we had never paid a dividend. However, on February 6, 2018, our Board of Directors declared a dividend of $0.25 per share for the first quarter of 2018. We expect to continue to make regular quarterly dividend payments for the foreseeable future.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table presents a period-to-period comparison of the significant components of cash flows for the years ended December 31, 2017 and 2016.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2017 COMPARED TO 2016

	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Net cash provided by (used in) operating activities	$1,067,642	$759,366	$308,276	41%
Net cash provided by (used in) investing activities	104,136	(66,761)	170,897	(256)
Net cash provided by (used in) financing activities	(1,089,491)	(693,622)	(395,869)	57
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period (“Total Cash”)	295,754	213,467	82,287	39

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$919,491	$656,650	$262,841	40%
Net cash provided by (used in) operating activities, excluding loan origination activity	148,151	102,716	45,435	44

Cash flows from investing activities
Funding of preferred equity investments	$(16,884)	$(24,835)	$7,951	(32)%
Capital invested in Interim Program JV	(6,342)	—	(6,342)	N/A
Acquisitions, net of cash received	(15,000)	(6,350)	(8,650)	136
Purchase of mortgage servicing rights	(7,781)	(43,097)	35,316	(82)

Originations of loans held for investment	(183,916)	(414,763)	230,847	(56)
Total principal collected on loans held for investment	339,266	425,820	(86,554)	(20)
Net payoff of (investment in) loans held for investment	$155,350	$11,057	$144,293	1,305%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(955,040)	$(649,845)	$(305,195)	47%
Borrowings of interim warehouse notes payable	140,341	325,828	(185,487)	(57)
Repayments of interim warehouse notes payable	(237,912)	(355,738)	117,826	(33)
Repurchase of common stock	(34,899)	(12,893)	(22,006)	171

The increase of $82.3 million in the Total Cash balance from December 31, 2016 to December 31, 2017 is primarily the result of cash earnings of $148.6 million and the return of cash invested in loans held for investment totaling $57.8 million as a result of the formation of the Interim Program JV in the third quarter of 2017. These increases were partially offset by (i) $51.2 million of investments for acquisitions, funding of preferred equity investments, the purchase of a servicing portfolio, capital expenditures, and capital invested in the Interim Program JV, and (ii) $34.9 million of cash used to repurchase shares of our own stock.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations year over year is primarily attributable to the net receipt of $0.9 billion for the funding of loan originations, net of sales of loans to third parties during 2017 compared to the net receipt of $0.7 billion during 2016. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $148.2 million during 2017 compared to $102.7 million during 2016. The significant components of the change included a $97.5 million increase in net income before noncontrolling interests and an increase of $19.8 million in the adjustment to net income for amortization and depreciation, partially offset by a $68.6 million decrease in deferred tax expense (a non-cash adjustment) due to Tax Reform. For 2016, deferred tax expense was $37.6 million compared to a benefit of $31.0 million for 2017.

The increase in cash provided by (used in) investing activities is primarily attributable to an increase in the net payoff of loans held for investment and decreases in cash used for the purchase of mortgage servicing rights and to fund preferred equity investments, partially offset by increases in net cash used for acquisitions and cash used to invest in the Interim Program JV. The net payoff of loans held for investment during 2017 was $155.4 million compared to net payoff of loans held for investment of $11.1 million during 2016. Of the $155.4 million of the net payoff of loans held for investment during 2017, $97.6 million was funded using interim warehouse borrowings (included in cash flows from financing activities), with the other $57.8 million funded using corporate cash. Of the $11.1 million of the net payoff of loans held for investment during 2016, $29.9 million was funded using interim warehouse borrowings, requiring an additional $18.8 million of corporate cash. The decrease in cash paid for mortgage servicing rights was due to the substantially smaller size of the servicing portfolio purchased in 2017. The decrease in cash used to fund preferred equity investments was due to the committed funding amount nearing its cap in 2017. Net cash paid for acquisitions increased due to an increase in the size of acquisitions year over year. Cash paid to invest in the Interim Program JV increased as the Interim Program JV began operations in the third quarter of 2017.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period and increases in net repayments of interim warehouse notes payable and cash used to repurchase and retire shares of our common stock. The change in net borrowings (repayments) of warehouse borrowings during 2017 was due to a large increase in the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities (as defined below) from December 31, 2016 to December 31, 2017. During 2017, the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities decreased $919.5 million from their December 31, 2016 balance compared to a decrease of $627.0 million during the same period in 2016. The change in net borrowings of interim warehouse notes payable was principally due to a decrease in originations of loans held for investment and an increase in payoffs of loans held for investment year over year. Both the decrease in originations and increase in payoffs of loans held for investment were due to the formation of the Interim Program JV in the third quarter of 2017.  The increase in share repurchase activity was principally related to an increase in the repurchase of shares to settle employee tax obligations for restricted and performance-based share awards along with a substantial increase in the fair value of the Company’s stock, which increased the taxable compensation to employees upon vesting. No performance-based awards vested during 2016 compared to 0.6 million shares during 2017. Additionally, we repurchased 0.3 million shares of our own stock under a repurchase program as more fully discussed below in the “Uses of Liquidity, Cash and Cash Equivalents” section.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

The following table presents a period-to-period comparison of the significant components of cash flows for the years ended December 31, 2016 and 2015. Certain prior-year balances have been adjusted for the adoption of a new accounting standard relating to the presentation of cash flows associated with restricted cash and restricted cash equivalents as more fully described in NOTE 2 of the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2016 COMPARED TO 2015

	Year Ended December 31,		Dollar	Percentage
(dollars in thousands)	2016	2015	Change	Change
Net cash provided by (used in) operating activities	$759,366	$(1,338,715)	$2,098,081	(157)%
Net cash provided by (used in) investing activities	(66,761)	(27,232)	(39,529)	145
Net cash provided by (used in) financing activities	(693,622)	1,385,504	(2,079,126)	(150)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	213,467	214,484	(1,017)	0

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$656,650	$(1,423,197)	$2,079,847	(146)%
Net cash provided by (used in) operating activities, excluding loan origination activity	102,716	84,482	18,234	22

Cash flows from investing activities
Acquisitions, net of cash received	$(6,350)	$(12,767)	$6,417	(50)%
Purchase of mortgage servicing rights	(43,097)	—	(43,097)	N/A
Funding of preferred equity investments	(24,835)	—	(24,835)	N/A

Originations of loans held for investment	$(414,763)	$(180,375)	$(234,388)	130
Principal collected on loans held for investment	425,820	172,323	253,497	147
Net payoff of (investment in) loans held for investment	$11,057	$(8,052)	$19,109	(237)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(649,845)	$1,423,911	$(2,073,756)	(146)%
Borrowings of interim warehouse notes payable	325,828	137,397	188,431	137
Repayments of interim warehouse notes payable	(355,738)	(125,542)	(230,196)	183
Repurchase of common stock	(12,893)	(50,261)	37,368	(74)

The decrease of $18.2 million in the unrestricted cash balance from December 31, 2015 to December 31, 2016 is primarily the result of $6.4 million of net cash used for acquisitions, $17.2 million used to fund restricted cash and pledged securities, $24.8 million used to fund preferred equity investments, $43.1 million used to purchase MSRs, and $12.9 million of cash used to repurchase shares of our own stock, partially offset by cash earnings.

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

The increase in cash used in investing activities is primarily attributable to net cash paid to purchase mortgage servicing rights of $43.1 million in 2016.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period and an increase in repayments of interim warehouse notes payable, partially offset by an increase in borrowings of interim warehouse notes payable and a decrease in cash used to repurchase and retire shares of our common stock. The substantial net repayment of warehouse borrowings during 2016 was due to a significant decrease in the unpaid principal balance of loans held for sale from December 31, 2015 to December 31, 2016, resulting in net repayments of warehouse borrowings during 2016. From December 31, 2014 to December 31, 2015, the

unpaid principal balance of loans held for sale increased substantially, resulting in a substantial amount of net warehouse borrowings in 2015. The change in net borrowings of interim warehouse notes payable was principally due to an increase in payoffs of loans held for investment, partially offset by an increase in originations of loans held for investment year over year. During 2015, our repurchases of common stock included a single transaction of a large block of our shares of common stock from our largest stockholder at the time. Our share repurchases during 2016 were in multiple transactions of smaller size.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of (i) short-term liquidity necessary to fund loans held for sale; (ii) liquidity necessary to fund loans held for investment under the Interim Program; (iii) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent, advances on insurance and tax payments if the escrow funds are insufficient, and payments for salaries, commissions, and income taxes; (iv) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders; and (v) quarterly dividend payments as approved by our Board of Directors.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2017. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At December 31, 2017, the net worth requirement was $155.8 million, and our net worth was $725.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2017, we were required to maintain at least $30.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2017, we had operational liquidity of $238.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of December 31, 2017, we have funded $41.7 million of such investments. We expect these preferred equity investments to be repaid to us within the next two years.

We have historically retained all future earnings for the operation and expansion of our business and therefore did not pay cash dividends on our common stock. However, on February 6, 2018, our Board of Directors declared a dividend of $0.25 per share for the first quarter of 2018. We expect to continue to make regular quarterly dividend payments for the foreseeable future. Since the beginning of 2014, we have repurchased 5.5 million shares of our common stock from large stockholders for an aggregate cost of $82.3 million and invested $101.1 million of cash in acquisitions and the purchase of mortgage servicing rights. We continually seek opportunities to execute additional acquisitions and purchases of mortgage servicing rights and complete such acquisitions if the economics of such acquisitions are favorable. On occasion, we may use cash to fund Agency loans held for sale instead of using our warehouse lines. As of December 31, 2017, we used corporate cash to fund Agency loans held for sale with an unpaid principal balance of $39.0 million. During the first quarter of 2017, our Board of Directors authorized us to repurchase up to $75.0 million of our common stock over a 12-month period that ended on February 10, 2018.  We repurchased 0.6 million shares of our stock under this program for an aggregate cost of $27.4 million during 2017 and the first quarter of 2018, bringing the two-year total of stock repurchases under such plans to 1.0 million shares for a cost of $36.5 million. In February 2018, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 9, 2018.

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

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the collateral requirements. As of December 31, 2017, we held the majority of our restricted liquidity in money market funds holding U.S. Treasuries in the aggregate amount of $86.6 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2017 collateral requirements as outlined above. As of December 31, 2017, reserve requirements for the December 31, 2017 DUS loan portfolio will require us to fund $67.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2017.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of December 31, 2017.

	As of December 31, 2017
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$300,000	$—	$725,000	$100,188	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	500,000	300,000	—	800,000	346,291	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	480,000	—	400,000	880,000	44,619	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	129,787	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	30,000	—	—	30,000	19,057	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	250,000	—	500,000	130,859	30-day LIBOR plus 1.35%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	123,153	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,035,000	$2,350,000	$400,000	$4,785,000	$893,954

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$10,290	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	—	100,000	24,662	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	10,594	30-day LIBOR plus 2.00% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$—	$260,000	$45,546
Total warehouse facilities	$2,295,000	$2,350,000	$400,000	$5,045,000	$939,500

Agency Warehouse Facilities

To provide financing to borrowers under the Agencies’ programs, we have seven warehouse credit facilities that we use to fund substantially all of our loan originations. As of December 31, 2017, we had six committed warehouse lines of credit in the aggregate amount of $3.3 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”).  Consistent with industry practice, five of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every 18 months, and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 29, 2018. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. The agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

In addition, the agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

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

The agreement contains customary events of default,  which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods.

During the fourth quarter of 2017, the Company executed the Amended and Restated Warehousing Credit and Security Agreement that extended the maturity date to October 29, 2018, reduced the interest rate to 30-day LIBOR plus 130 basis points, and provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No other material modifications were made to the agreement during 2017.

Agency Warehouse Facility #2:

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 10, 2018. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 130 basis points. During the third quarter of 2017, we executed the Second Amended and Restated Warehousing Credit and Security Agreement (the “Second Amended Agreement”) related to Agency Warehouse Facility #2. The Second Amended Agreement removed one of the lenders under the prior agreement, which reduced the maximum committed borrowing capacity of Agency Warehouse Facility #2 to $500.0 million. It also extended the maturity date to September 10, 2018 and reduced the interest rate to 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the Second Amended Agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. Concurrent with the execution of the Second Amended Agreement, we executed a new, separate warehousing credit agreement with one of the lenders under the prior facility, which is referred to as Agency Warehouse Facility #6 and is more fully described below. No other material modifications were made to the agreement during 2017.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

We have an $880.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2018. The total commitment amount of $880.0 million as of December 31, 2017 consists of a base committed amount of $480.0 million and a temporary increase of $400.0 million, as more fully described below. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 125 basis points. During the second quarter of 2017, we executed the seventh amendment to the credit and security agreement. The amendment reduced the interest rate to 30-day LIBOR plus 125 basis points, extended the maturity date to April 30, 2018, and increased the permanent borrowing capacity to $480.0 million. Additionally, during the third quarter of 2017, we executed the eighth amendment to the credit and security agreement that provided for a temporary increase of $400.0 million to the maximum borrowing capacity that expired on January 30, 2018, at which time the maximum borrowing capacity returned to $480.0 million. No other material modifications were made to the agreement during 2017.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

We have a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 5, 2018. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. During the fourth quarter of 2017, we executed the third amendment to the warehouse loan and security agreement that extended the maturity date of the facility to October 5, 2018 and reduced the interest rate to 30-day LIBOR plus 130 basis points. No other material modifications were made to the agreement during 2017.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

We have a $30.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on July 12, 2019. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. No material modifications were made to the agreement in 2017. During the first quarter of 2018, the Company executed the first amendment to the warehouse credit and security agreement that extended the maturity date to July 12, 2019. The amendment also provides the Company the unilateral option to extend the agreement for one additional year.

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

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #6.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $0.3 billion as of December 31, 2017 (“Interim Warehouse Facilities”).  Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $85.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2018. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2017, we executed the seventh amendment to the credit and security agreement that extended the maturity date to April 30, 2018. No other material modifications were made to the agreement during 2017.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Interim Warehouse Facility #2:

We have a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2019.  The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the fourth quarter of 2017, the Company executed the fourth amendment to the agreement that extended the maturity date to December 13, 2019 and reduced the maximum borrowing capacity to $100.0 million. The Company requested the reduction in the maximum borrowing capacity due to the formation of the Interim Program JV, which reduced the Company’s need to fund loans under the Interim Program. No other material modifications were made to the agreement during 2017.

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

•	rolling four-quarter EBITDA, as defined, of not less than $35 million, and
•	debt service coverage ratio, as defined, of not less than 2.75 to 1.0

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 19, 2018. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility.  Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2017, we exercised our option to extend the maturity date of the repurchase agreement to May 19, 2018. No other material modifications were made to the agreement during 2017.

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

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of December 31, 2017, we were in compliance with all of our warehouse line covenants.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. During the fourth quarter of 2017, the Company executed the second amendment to the Term Loan Agreement that reduced the applicable margin from 4.25% to 3.00% for LIBOR Rate loans and from 3.25% to 2.00% for Base Rate loans as of December 31, 2017.

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

In addition, the Term Loan Agreement requires us to abide by certain financial covenants calculated for us and our subsidiaries on a consolidated basis as follows:

•	As of the last day of any fiscal quarter, permit the Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement) to be less than 4.25 to 1.00.

•	As of the last day of any fiscal quarter permit the Consolidated Corporate Interest Coverage Ratio (as defined in the Term Loan Agreement) to be less than 2.75 to 1.00.

•	As of the last day of any fiscal quarter permit the Asset Coverage Ratio (as defined in the Term Loan Agreement) to be less than 1.50 to 1.00.

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

As of December 31, 2017, the outstanding principal balance of the note payable was $166.2 million.

The note payable and the warehouse facilities are senior obligations of the Company. As of December 31, 2017, we were in compliance with all covenants related to the Term Loan Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of December 31,
(dollars in thousands)	2017	2016	2015
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$24,173,829	$20,669,404	$17,180,577
Fannie Mae Modified Risk	7,491,822	6,396,812	4,970,569
Freddie Mac Modified Risk	53,207	53,368	53,506
Interim Program JV Modified Risk (1)	182,175	—	—
Total risk-sharing servicing portfolio	$31,901,033	$27,119,584	$22,204,652

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$409,966	$661,948	$763,942
Freddie Mac No Risk	26,729,374	20,635,042	17,756,501
GNMA - HUD No Risk	9,640,312	9,155,794	5,657,809
Brokered	5,744,518	5,286,473	3,595,990
Total non-risk-sharing servicing portfolio	$42,524,170	$35,739,257	$27,774,242
Total loans serviced for others	$74,425,203	$62,858,841	$49,978,894
Interim loans (full risk) servicing portfolio	66,963	222,313	233,370
Total servicing portfolio unpaid principal balance	$74,492,166	$63,081,154	$50,212,264

At risk servicing portfolio (2)	$28,058,967	$24,072,347	$19,544,422
Maximum exposure to at risk portfolio (3)	5,680,798	4,921,802	4,062,971
60+ day delinquencies, within at risk portfolio	5,962	—	—
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	5,962	—	16,884

60+ day delinquencies as a percentage of the at risk portfolio	0.02%	0.00%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.01	0.02	0.03
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	63.45	N/A	33.08
Allowance for risk-sharing as a percentage of maximum exposure	0.07	0.07	0.14
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.79	0.73	0.82

(1)	We indirectly share in a portion of the risk of loss associated with these loans through our 15% equity ownership in the Interim Program JV.
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

A provision for risk-sharing obligations is recorded, and the allowance for risk-sharing obligations is increased, when it is probable that we have incurred risk-sharing obligations. We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on a watch list, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, poor management, and delinquency.

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

As of December 31, 2017 and 2016, $6.0 million and $0 of our at risk balances was more than 60 days delinquent, respectively. For the years ended December 31, 2017, 2016, and 2015, our provisions for risk-sharing obligations were a provision of $0.1 million, a net benefit of $0.1 million, and a provision of $1.7 million, respectively. The net benefit for the year ended December 31, 2016 was the result of a $0.8 million aggregate recovery related to the losses on two loans previously settled with Fannie Mae.

As of December 31, 2017 and 2016, our allowance for risk-sharing obligations was $3.8 million and $3.6 million, respectively, or one basis point and two basis points of the at risk balance, respectively. Our risk-sharing obligation with Fannie Mae requires, in the event of delinquency or default, that we advance principal and interest payments to Fannie Mae on behalf of the borrower for a period of four months. Advances made by us are used to reduce the proceeds required to settle any ultimate loss incurred. As of both December 31, 2017 and 2016, we had advanced an immaterial amount.

For the ten-year period from January 1, 2008 through December 31, 2017, we recognized net write-offs of risk-sharing obligations of $24.1 million, or an average of two basis points annually of the average at risk Fannie Mae portfolio balance.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. We believe our recurring cash flows from operations and proceeds from loan sales and loan payoffs will provide sufficient cash flows to cover the scheduled payments over the near term related to our contractual obligations outstanding as of December 31, 2017.

Contractual payments due under warehouse facility obligations, long-term debt, and other obligations at December 31, 2017 are as follows:

			Due after 1	Due after 3
		Due in 1 Year	Year through 3	Years through	Due after 5
(in thousands)	Total	or Less	Years	5 Years	Years
Long-term debt (1)	$188,735	$8,658	$180,077	$—	$—
Warehouse facilities (2)	945,562	935,117	10,445	—	—
Operating leases	30,019	6,054	11,296	9,402	3,267
Purchase obligations	3,740	2,123	1,617	—	—
Total	$1,168,056	$951,952	$203,435	$9,402	$3,267

(1)	Interest for long-term debt is based on a variable rate. Such interest is included here and based on the effective interest rate for long-term debt as of December 31, 2017.
(2)

To be repaid from proceeds from loan sales for facilities relating to loans held for sale and from proceeds from payoffs for facilities relating to loans held for investment under the Interim Program. Includes interest at the effective interest rate for warehouse borrowings as of December 31, 2017.

New/Recent Accounting Pronouncements

NOTE 2 of the financial statements in Item 15 of Part IV in this Annual Report on Form 10-K contains a listing that presents the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact the Company but have not yet been adopted by the Company and a listing that presents the accounting standards adopted by the Company during 2017 and 2018. Although we do not believe any of the accounting pronouncements listed in that table will have a significant impact on our business activities or compliance with our debt covenants, we are still in the process of determining the impact some of the new pronouncements may have on our financial results and operating activities.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

For loans held for sale to Fannie Mae, Freddie Mac, and HUD, we are not currently exposed to unhedged interest rate risk during the loan commitment, closing, and delivery processes. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is typically effectuated within 60 days of closing. The coupon rate for the loan is set at the same time we establish the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2017 and 2016 was 156 basis points and 77 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of December 31,
Change in annual escrow earnings due to (in thousands):	2017	2016
100 basis point increase in 30-day LIBOR	$19,527	$15,699
100 basis point decrease in 30-day LIBOR (1)	(19,527)	(11,297)

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

	As of December 31,
Change in annual net warehouse interest income due to (in thousands):	2017	2016
100 basis point increase in 30-day LIBOR	$(17,491)	$(10,368)
100 basis point decrease in 30-day LIBOR (1)	17,491	7,984

All of our corporate debt is based on 30-day LIBOR, with a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of December 31,
Change in annual earnings due to (in thousands):	2017	2016
100 basis point increase in 30-day LIBOR (2)	$(1,662)	$(1,288)
100 basis point decrease in 30-day LIBOR (3)	931	—

(1)	The decrease in 2016 was to zero as 30-day LIBOR was less than 100 basis points.
(2)	The increase in 2016 was 77 basis points due to the 30-day LIBOR floor.
(3)	There was no impact in 2016 as 30-day LIBOR at the time was less than the 30-day LIBOR floor. The decrease in 2017 was 56 basis points due to the 30-day LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $26.3 million as of December 31, 2017 compared to $21.2 million as of December 31, 2016. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of both December 31, 2017 and 2016, 87% of the servicing fees are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Walker & Dunlop, Inc. and subsidiaries and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s report thereon, listed in Item 15, are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2018 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See “Available Information.”

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

Report of Independent Registered Public Accounting Firm

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

10.24†	Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.25†	Amendment No. 1 to Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)
10.26†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.27†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.28†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.29†	Form of Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.30†	Form of Restricted Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.31†	Form of Deferred Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.32†*	Management Deferred Stock Unit Purchase Plan, as amended and restated effective May 1, 2017
10.33†*	Management Deferred Stock Unit Purchase Matching Program, as amended and restated effective May 1, 2017
10.34†*	Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended)
10.35†*	Form of Deferred Stock Unit Award Agreement (Matching Program)
10.36†*	Form of Restricted Stock Unit Award Agreement (Matching Program)
10.37	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)
10.38†

Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.39†

Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors Election Form (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.40†

Walker & Dunlop, Inc. 2015 Equity Incentive Plan Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.41†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.42†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.43†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.44†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.45†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.46†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Cynthia A. Hallenbeck (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.47†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.48†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard C. Warner (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.49†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.50†

Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.51†

Indemnification Agreement, dated February 28, 2017, by and among Walker & Dunlop, Inc. and Michael J. Warren (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.52†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.53

Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 11, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.54

First Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 15, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017)

10.55

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.56

Mortgage Warehousing Credit and Security Agreement, dated as of September 24, 2014, by and among Walker & Dunlop, LLC, as borrower, TD Bank, N.A. and the other lenders party thereto from time to time, and TD Bank, N.A., as credit agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.57

First Amendment to Warehousing Credit and Security Agreement, dated as of November 21, 2014, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, as Credit Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.58

Second Amendment to Warehousing Credit and Security Agreement, dated as of April 15, 2015, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, as Credit Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.59

Third Amendment to Warehousing Credit and Security Agreement, dated as of October 1, 2015, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, as Credit Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.60

Fourth Amendment to Warehousing Credit and Security Agreement, dated as of April 27, 2016, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, as Credit Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.61

Fifth Amendment to Warehousing Credit and Security Agreement, dated as of June 28, 2016, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, as Credit Agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.62

Sixth Amendment to Warehousing Credit and Security Agreement, dated as of September 21, 2016, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, as Credit Agent (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.63

Letter Agreement, dated as of April 28, 2017, by and between Walker & Dunlop, LLC, as Borrower, and TD Bank, as Credit Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.64

Seventh Amendment to Warehousing Credit and Security Agreement, dated as of May 11, 2017, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other Persons parties thereto, as Lenders, and TD Bank, as Credit Agent (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.65

Eighth Amendment to Warehousing Credit and Security Agreement, dated as of August 9, 2017, by and between Walker & Dunlop, LLC, as Borrower, the various financial institutions and other parties thereto, as Lenders, and TD Bank, as Credit Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2017)

10.66

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.67

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.68

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.69

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.70

Credit Agreement, dated as of December 20, 2013, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

10.71

First Amendment to Credit Agreement, dated as of March 10, 2015, by and among Walker & Dunlop, Inc., as borrower, certain subsidiary guarantors, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015)

10.72

Second Amendment to Credit Agreement, dated as of November 16, 2017, by and between Walker & Dunlop, Inc., certain subsidiary guarantors, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2017)

10.73

Guarantee and Collateral Agreement, dated as of December 20, 2013, among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2013)

21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2017
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	XBRL Instance Document
101.2*	XBRL Taxonomy Extension Schema Document
101.3*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4*	XBRL Taxonomy Extension Definition Linkbase Document
101.5*	XBRL Taxonomy Extension Label Linkbase Document
101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:Denotes a management contract or compensation plan, contract or arrangement.

*:Filed herewith.

**: Furnished herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer
Date:	February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 23, 2018
William M. Walker	Officer (Principal Executive Officer)

/s/ Alan J. Bowers	Director	February 23, 2018
Alan J. Bowers

/s/ Cynthia A. Hallenbeck	Director	February 23, 2018
Cynthia A. Hallenbeck

/s/ Michael D. Malone	Director	February 23, 2018
Michael D. Malone

/s/ John Rice	Director	February 23, 2018
John Rice

/s/ Dana L. Schmaltz	Director	February 23, 2018
Dana L. Schmaltz

/s/ Howard W. Smith, III	President and Director	February 23, 2018
Howard W. Smith, III

/s/ Michael J. Warren	Director	February 23, 2018
Michael J. Warren

/s/ Stephen P. Theobald	Executive Vice President and Chief Financial	February 23, 2018
Stephen P. Theobald	Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Walker & Dunlop, Inc. and subsidiaries:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

McLean, Virginia

February 23, 2018

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
Assets	2017	2016
Cash and cash equivalents	$191,218	$118,756
Restricted cash	6,677	9,861
Pledged securities, at fair value	97,859	84,850
Loans held for sale, at fair value	951,829	1,858,358
Loans held for investment, net	66,510	220,377
Servicing fees and other receivables, net	41,693	29,459
Derivative assets	10,357	61,824
Mortgage servicing rights	634,756	521,930
Goodwill and other intangible assets	124,543	97,372
Other assets	82,985	49,645
Total assets	$2,208,427	$3,052,432

Liabilities
Accounts payable and other liabilities	$130,479	$93,211
Performance deposits from borrowers	6,461	10,480
Derivative liabilities	1,850	4,396
Guaranty obligation, net of accumulated amortization	41,187	32,292
Allowance for risk-sharing obligations	3,783	3,613
Deferred tax liabilities, net	108,059	139,020
Warehouse notes payable	937,769	1,990,183
Note payable	163,858	164,163
Total liabilities	$1,393,446	$2,437,358

Equity
Preferred shares, 50,000 authorized, none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 30,016 shares at December 31, 2017 and 29,551 shares at December 31, 2016	300	296
Additional paid-in capital	229,173	228,889
Retained earnings	579,943	381,031
Total stockholders’ equity	$809,416	$610,216
Noncontrolling interests	5,565	4,858
Total equity	$814,981	$615,074
Commitments and contingencies (NOTE 10)	—	—
Total liabilities and equity	$2,208,427	$3,052,432

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	For the year ended December 31,
	2017	2016	2015
Revenues
Gains from mortgage banking activities	$439,370	$367,185	$290,466
Servicing fees	176,352	140,924	114,757
Net warehouse interest income, loans held for sale	15,077	16,245	14,541
Net warehouse interest income, loans held for investment	9,390	7,482	9,419
Escrow earnings and other interest income	20,396	9,168	4,473
Other	51,272	34,272	34,542
Total revenues	$711,857	$575,276	$468,198

Expenses
Personnel	$289,277	$227,491	$184,590
Amortization and depreciation	131,246	111,427	98,173
Provision (benefit) for credit losses	(243)	(612)	1,644
Interest expense on corporate debt	9,745	9,851	9,918
Other operating expenses	48,171	41,338	38,507
Total expenses	$478,196	$389,495	$332,832
Income from operations	$233,661	$185,781	$135,366
Income tax expense	21,827	71,470	52,771
Net income before noncontrolling interests	$211,834	$114,311	$82,595
Less: net income from noncontrolling interests	707	414	467
Walker & Dunlop net income	$211,127	$113,897	$82,128

Basic earnings per share	$7.03	$3.87	$2.76
Diluted earnings per share	$6.56	$3.65	$2.65

Basic weighted average shares outstanding	30,014	29,432	29,754
Diluted weighted average shares outstanding	32,205	31,172	30,949

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

		Stockholders' Equity
			Additional
	Common Stock		Paid-In	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2014	31,822	$318	$224,164	$208,969	$—	$433,451
Walker & Dunlop net income	—	—	—	82,128	—	82,128
Net income from noncontrolling interests	—	—	—	—	467	467
Stock-based compensation—equity classified	—	—	13,428	—	—	13,428
Issuance of common stock in connection with equity compensation plans	815	8	5,653	—	—	5,661
Issuance of unvested restricted common stock in connection with acquisitions	—	—	1,892	—	—	1,892
Repurchase and retirement of common stock (NOTE 12)	(3,171)	(31)	(31,163)	(19,067)	—	(50,261)
Tax benefit from vesting of restricted shares	—	—	1,410	—	—	1,410
Noncontrolling interests acquired	—	—	—	—	4,339	4,339
Other	—	—	191	—	(357)	(166)
Balance at December 31, 2015	29,466	$295	$215,575	$272,030	$4,449	$492,349
Cumulative effect from change in accounting for stock compensation	—	—	135	(120)	—	15
Walker & Dunlop net income	—	—	—	113,897	—	113,897
Net income from noncontrolling interests	—	—	—	—	414	414
Stock-based compensation—equity classified	—	—	17,616	—	—	17,616
Issuance of common stock in connection with equity compensation plans	645	6	3,759	—	—	3,765
Repurchase and retirement of common stock (NOTE 12)	(560)	(5)	(8,112)	(4,776)	—	(12,893)
Other	—	—	(84)	—	(5)	(89)
Balance at December 31, 2016	29,551	$296	$228,889	$381,031	$4,858	$615,074
Walker & Dunlop net income	—	—	—	211,127	—	211,127
Net income from noncontrolling interests	—	—	—	—	707	707
Stock-based compensation—equity classified	—	—	19,973	—	—	19,973
Issuance of common stock in connection with equity compensation plans	1,272	12	3,001	—	—	3,013
Repurchase and retirement of common stock (NOTE 12)	(807)	(8)	(22,676)	(12,215)	—	(34,899)
Other	—	—	(14)	—	—	(14)
Balance at December 31, 2017	30,016	$300	$229,173	$579,943	$5,565	$814,981

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income before noncontrolling interests	$211,834	$114,311	$82,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(193,886)	(192,825)	(133,631)
Change in the fair value of premiums and origination fees (NOTE 2)	5,781	(10,796)	1,959
Amortization and depreciation	131,246	111,427	98,173
Stock compensation-equity and liability classified	21,134	18,477	14,084
Provision (benefit) for credit losses	(243)	(612)	1,644
Deferred tax expense (benefit)	(30,961)	37,595	16,919
Originations of loans held for sale	(17,018,424)	(12,040,559)	(12,111,553)
Sales of loans to third parties	17,937,915	12,697,209	10,688,356
Amortization of deferred loan fees and costs	(2,298)	(1,578)	(1,775)
Amortization of debt issuance costs and debt discount	4,886	5,581	3,756
Origination fees received from loans held for investment	1,109	2,104	1,429
Tax shortfall (benefit) from vesting of equity awards	—	—	(1,410)
Cash paid to settle risk-sharing obligations	—	(1,613)	(795)
Changes in:
Servicing fees and other receivables	(12,234)	(5,744)	(623)
Other assets	(7,064)	(1,014)	2,974
Accounts payable and other liabilities	22,866	22,035	7,739
Performance deposits from borrowers	(4,019)	5,368	(8,556)
Net cash provided by (used in) operating activities	$1,067,642	$759,366	$(1,338,715)

Cash flows from investing activities
Capital expenditures	$(5,207)	$(2,478)	$(1,413)
Purchase of equity-method investments	—	—	(5,000)
Funding of preferred equity investments	(16,884)	(24,835)	—
Capital invested in Interim Program JV	(6,342)	—	—
Net cash paid to increase ownership interest in a previously held equity-method investment	—	(1,058)	—
Acquisitions, net of cash received	(15,000)	(6,350)	(12,767)
Purchase of mortgage servicing rights	(7,781)	(43,097)	—
Originations of loans held for investment	(183,916)	(414,763)	(180,375)
Principal collected on loans held for investment upon payoff	219,516	425,820	172,323
Transfer of loans held for investment upon formation of Interim Program JV	119,750	—	—
Net cash provided by (used in) investing activities	$104,136	$(66,761)	$(27,232)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(955,040)	$(649,845)	$1,423,911
Borrowings of interim warehouse notes payable	140,341	325,828	137,397
Repayments of interim warehouse notes payable	(237,912)	(355,738)	(125,542)
Repayments of note payable	(1,104)	(1,104)	(4,819)
Proceeds from issuance of common stock	3,013	3,765	7,553

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

Repurchase of common stock	(34,899)	(12,893)	(50,261)
Debt issuance costs	(3,890)	(3,630)	(4,145)
Distributions to noncontrolling interests	—	(5)	—
Tax benefit from vesting of equity awards	—	—	1,410
Net cash provided by (used in) financing activities	$(1,089,491)	$(693,622)	$1,385,504

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$82,287	$(1,017)	$19,557
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	213,467	214,484	194,927
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$295,754	$213,467	$214,484

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$56,267	$39,311	$32,854
Cash paid for income taxes	45,524	34,432	34,832

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

During the second quarter of 2017, the Company formed a joint venture with an affiliate of one of the world’s largest owners of commercial real estate to originate, finance, and hold loans that previously met the criteria of the Interim Program (the “Interim Program JV”). The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. The Company holds a 15% ownership interest in the joint venture and is responsible for underwriting, servicing, and asset-managing the loans originated by the Interim Program JV. The Interim Program JV funds its operations using a combination of equity contributions from the partners and third-party credit facilities. The Company expects that substantially all loans satisfying the criteria for the Interim Program will be originated by the Interim Program JV going forward; however, the Company may opportunistically originate loans held for investment through the Interim Program in the future. During the third quarter of 2017, the Company sold certain loans from its portfolio of interim loans with an unpaid principal balance of $119.8 million to the Interim Program JV at par. The Company does not expect to sell additional loans held for investment to the Interim Program JV. The Company does not consolidate the activities of the Interim Program JV; therefore, it accounts for the activities associated with its ownership interest using the equity method.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2017. There have been no material events that would require recognition in the consolidated financial statements. The Company has made certain disclosures in the notes to the consolidated financial statements of events that have occurred subsequent to December 31, 2017. No other material subsequent events have occurred that would require disclosure.

Use of Estimates—The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including guaranty obligations, allowance for risk-sharing obligations, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Gains from Mortgage Banking Activities and Mortgage Servicing Rights—Gains from mortgage banking activities income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any guaranty obligations retained. For loans the Company brokers, gains from mortgage banking activities are recognized when the loan is closed and represent the origination fee earned by the Company. The co-broker fees for the years ended December 31, 2017, 2016, and 2015 were $19.3 million, $35.8 million, and $18.0 million, respectively.

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

When a loan is sold, the Company retains the right to service the loan and initially recognizes an individual mortgage servicing right (“MSR”) for the loan sold at fair value. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with servicing the loans, net of the expected net cash flows associated with any guaranty obligations. The following describes the principal assumptions used in estimating the value of capitalized MSRs:

Discount rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were 10% to 15% for each of the periods presented and varied based on loan type.

Estimated Life—The estimated life of the MSRs is derived based upon the stated yield maintenance and/or prepayment protection term of the underlying loan and may be reduced by 6 to 12 months based upon the expiration of various types of prepayment provisions and/or lockout provisions prior to that stated maturity date. The Company’s model for originated MSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. The Company’s historical experience is that the prepayment provisions typically do not provide a significant deterrent to a borrower’s paying off the loan within 6 to 12 months of the expiration of the prepayment provisions.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Guaranty Obligation and Allowance for Risk-sharing Obligations—When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. Upon loan sale, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized and presented as Guaranty obligation, net of accumulated amortization on the Consolidated Balance Sheets. The recognized guaranty obligation is the greater of the fair value of the Company’s obligation to stand ready to perform over the term of the guaranty (the noncontingent guaranty) and the fair value of the Company’s obligation to make future payments should those triggering events or conditions occur (contingent guaranty).

Historically, the fair value of the contingent guaranty at inception has been de minimis; therefore, the fair value of the noncontingent guaranty has been recognized. In determining the fair value of the guaranty obligation, the Company considers the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan (historically three to five basis points per year) discounted using a 12-15 percent discount rate. The discount rate used is consistent with what is used for the calculation of the MSR for each loan. The estimated life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty. Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method as a component of and reduction to Amortization and depreciation in the Consolidated Statements of Income, unless, as discussed more fully below, the loan defaults, or management determines that the loan’s risk profile is such that amortization should cease.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In addition to the specific reserves discussed above, the Company also records an allowance for risk-sharing obligations related to risk-sharing loans on its watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, the Company continues to carry a guaranty obligation. The Company calculates the general reserves based on a migration analysis of the loans on its historical watch lists, adjusted for qualitative factors. When the Company places a risk-sharing loan on its watch list, the Company transfers the remaining unamortized balance of the guaranty obligation to the general reserves. The Company recognizes a provision for risk-sharing obligations to the extent the calculated general reserve exceeds the remaining unamortized guaranty obligation. If a risk-sharing loan is subsequently removed from the watch list due to improved financial performance or other factors, the Company transfers the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortizes the remaining unamortized balance evenly over the remaining estimated life.

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

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of up to three years and are all interest-only, multifamily loans with similar risk characteristics and no geographic concentration. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. Interest income is accrued based on the actual coupon rate, adjusted for the level-yield amortization of net deferred fees and costs, and is recognized as revenue when earned and deemed collectible.

As of December 31, 2017, Loans held for investment, net consisted of 5 loans with an aggregate $67.0 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $0.1 million of allowance for loan losses. As of December 31, 2016, Loans held for investment, net consisted of 12 loans with an aggregate $222.3 million of unpaid principal balance less $1.5 million of net unamortized deferred fees and costs and $0.4 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The collective allowance is based on recent historical loss probability and historical loss rates incurred in our risk-sharing portfolio, adjusted as needed for current market conditions. We use the loss experience from our risk-sharing portfolio as a proxy for losses incurred in our loans held for investment portfolio since (i) we have not experienced any actual losses related to our loans held for investment to date and (ii) the loans in the loans-held-for-investment portfolio have similar characteristics to loans held in the risk-sharing portfolio. The allowance for loan losses recorded as of December 31, 2017 and December 31, 2016 is based on the Company’s collective assessment of the portfolio.

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2017 or December 31, 2016. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Consolidated Statements of Income. Provision (benefit) for credit losses consisted of the following activity for the years ended December 31, 2017, 2016, and 2015:

(in thousands)	2017	2016	2015
Benefit for loan losses	$(294)	$(467)	$(36)
Provision (benefit) for risk-sharing obligations	51	(145)	1,680
Provision (benefit) for credit losses	$(243)	$(612)	$1,644

Business Combinations—The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the purchase price over the assets acquired, identifiable intangible assets and liabilities assumed is recognized as goodwill. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill in the reporting period in which the adjustment is identified. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s Consolidated Statements of Income.

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. The Company performs its impairment testing annually as of October 1. The annual impairment analysis begins by comparing the Company’s market capitalization to its net assets. If the market capitalization exceeds the net asset value, further analysis is not required, and goodwill is not considered impaired. As of the date of our latest annual impairment test, October 1, 2017, the Company’s market capitalization exceeded its net asset value by $937.9 million, or 131.8%. As of December 31, 2017, there have been no events subsequent to that analysis that are indicative of an impairment loss.

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

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status at December 31, 2017 and 2016.

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

Stock option awards are granted to executive officers, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and are granted with a ten-year exercise period, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option life, the estimated dividend yield, a “risk-free” interest rate, and the expected volatility. For each of the years presented, the Company used the simplified method to estimate the expected term of the options as the Company did not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term. The Company has historically used an estimated dividend yield of zero as the Company’s stock options are not dividend eligible and at the time of grant there was no expectation that the Company would pay a dividend. For the “risk-free” rate, the Company uses a U.S. Treasury Note due in a number of years equal to the option’s expected term. For all years presented in the Consolidated Statements of Income, the expected volatility was calculated based on the Company’s historical common stock volatility. The Company issues new shares from the pool of authorized but not yet issued shares when an employee exercises stock options.

Generally, the Company’s stock option and restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment.  Restricted stock awards for non-employee directors fully vest after one year.

In 2014, 2016, and 2017, the Company offered a performance share plan (“PSP”) for the Company’s executives and certain other members of senior management. The performance period for each PSP is three full calendar years beginning on January 1 of the first year of the performance period. Participants in the PSP receive restricted stock units (“RSUs”) on the grant date for the PSP in an amount equal to achievement of all performance targets at a maximum level. If the performance targets are met at the end of the performance period and the participant remains employed by the Company, the participant fully vests in the RSUs, which immediately convert to unrestricted shares of common stock. If the performance targets are not met at the maximum level, the participant forfeits a portion of the RSUs. If the participant is no longer employed by the Company, the participant forfeits all of the RSUs. The performance targets for the 2014 PSP are based on meeting adjusted diluted earnings per share and total revenues goals. The performance targets for the 2016 and 2017 PSPs are based on meeting diluted earnings per share, return on equity, and total revenues goals. The Company records compensation expense for the PSP based on the grant-date fair value in an amount proportionate to the service time rendered by the participant when it is probable that the achievement of the goals will be met.

Compensation expense for restricted shares and stock options is adjusted for actual forfeitures and is recognized on a straight-line basis, for each separately vesting portion of the award as if the award were in substance multiple awards, over the requisite service period of the award. Share-based compensation is recognized within the income statement as Personnel, the same expense line as the cash compensation paid to the respective employees.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Included in Net warehouse interest income for the years ended December 31, 2017, 2016, and 2015 are the following components:

	For the year ended December 31,
(in thousands)	2017	2016	2015
Warehouse interest income - loans held for sale	$61,298	$47,523	$37,675
Warehouse interest expense - loans held for sale	(46,221)	(31,278)	(23,134)
Net warehouse interest income - loans held for sale	$15,077	$16,245	$14,541

Warehouse interest income - loans held for investment	$15,218	$12,808	$15,456
Warehouse interest expense - loans held for investment	(5,828)	(5,326)	(6,037)
Net warehouse interest income - loans held for investment	$9,390	$7,482	$9,419

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

For presentation in the Consolidated Statements of Cash Flows, the Company considers Pledged securities, at fair value to be restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Consolidated Statements of Cash Flows to the related captions in the Consolidated Balance Sheets as of December 31, 2017, 2016, 2015, and 2014.

	December 31,
(in thousands)	2017	2016	2015	2014
Cash and cash equivalents	$191,218	$118,756	$136,988	$113,354
Restricted cash	6,677	9,861	5,306	13,854
Pledged securities, at fair value (restricted cash equivalents)	97,859	84,850	72,190	67,719
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$295,754	$213,467	$214,484	$194,927

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax planning strategies.

The Company had no accruals for tax uncertainties as of December 31, 2017 and 2016.

Comprehensive Income—For the years ended December 31, 2017, 2016, and 2015, comprehensive income equaled Net income before noncontrolling interests; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 5 and 10), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. The balance of securities pledged against Fannie Mae risk-sharing obligations and included as a component of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2017 and 2016 was $95.7 million and $80.5 million, respectively. Additionally, the Company has pledged an immaterial amount of cash as collateral against its risk-sharing obligations with Fannie Mae and Freddie Mac. The pledged securities as of December 31, 2017 and 2016 consist primarily of a highly liquid investment valued using quoted market prices from recent trades, and are therefore considered restricted cash equivalents for presentation in the Consolidated Statements of Cash Flows.

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2017 and 2016.

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

The Company places the cash and temporary investments with high-credit-quality financial institutions and believes no significant credit risk exists. The counterparties to the loans held for sale and funding commitments are owners of residential multifamily properties located throughout the United States. Mortgage loans are generally transferred or sold within 60 days from the date that a mortgage loan is funded. There is no material residual counterparty risk with respect to the Company's funding commitments as each potential borrower must make a non-refundable good faith deposit when the funding commitment is executed. The counterparty to the forward sale is Fannie Mae, Freddie Mac, or a broker-dealer that has been determined to be a credit-worthy counterparty by us and our warehouse lenders. There is a risk that the purchase price agreed to by the investor will be reduced in the event of a late delivery. The risk for non-delivery of a loan primarily results from the risk that a borrower does not close on the funding commitment in a timely manner. This risk is generally mitigated by the non-refundable good faith deposit.

Recently Adopted Accounting Pronouncements—In the first quarter of 2017, Accounting Standards Update 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, was

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

issued. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of a reporting unit’s goodwill. ASU 2017-04 is effective for the Company on January 1, 2020, with early adoption permitted. The Company prospectively adopted ASU 2017-04 in the first quarter of 2017. There was no impact to the Company as the Company was not required to measure a goodwill impairment charge.

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

In the second quarter of 2014, Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) was issued. ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The guidance in the ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the Accounting Standards Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU creates a five-step process for achieving the core principle: 1) identifying the contract with the customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations, and 5) recognizing revenue when an entity has completed the performance obligations. The ASU also requires additional disclosures that allow users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The guidance permits the use of the full retrospective or modified retrospective transition methods.

The Company adopted ASU 2014-09 in the first quarter of 2018 without a material impact to the Company. Substantially all of the Company’s revenue streams are related to loans, derivatives, financial instruments, and transfers and servicing, all of which are outside the scope of the new standard. The Company has also concluded that ASU 2014-09 will not have a significant impact on the Company’s disclosures related to revenue recognition.

In the first quarter of 2016, Accounting Standards Update 2016-01 (“ASU 2016-01”), Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities was issued. The guidance requires that unconsolidated equity investments not accounted for under the equity method be recorded at fair value, with changes in fair value recorded through net income. The accounting principles that permitted available-for-sale classification with unrealized holding gains and losses recorded in other comprehensive income for equity securities will no longer be applicable. The guidance is not applicable to debt securities and loans and requires minor changes to the disclosure and presentation of financial instruments. The Company adopted ASU 2016-01 in the first quarter of 2018 with no impact to the Company’s reported financial results.

   Recently Announced Accounting Pronouncements—In the first quarter of 2016, Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (Topic 842) was issued. ASU 2016-02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee’s initial direct costs. Lessees generally recognize lease expense for these leases on a straight-line basis, which is similar to what they do today. ASU 2016-02 requires additional disclosures and is effective for the Company January 1, 2019. It also requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with a cumulative-effect adjustment to retained earnings recorded at the earliest comparative period. The Financial Accounting Standards Board (“FASB”) recently issued a proposed update to ASU 2016-02 that would provide companies with the option to

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

apply a practical expedient that allows adoption of the provisions of ASU 2016-02 prospectively with a cumulative-effect adjustment recorded to retained earnings upon the date of adoption.

The Company intends to adopt the standard when required on January 1, 2019 and to elect the available practical expedients, including the proposed practical expedient discussed in the previous paragraph, if approved by the FASB. The Company has completed its analysis of the new standard and has begun to adapt our accounting systems for adoption. The Company expects to have its accounting systems ready in time for the adoption next year. The Company is also in the process of analyzing the disclosures that will be required for the new standard. We expect ASU 2016-02 to have an impact on the Consolidated Balance Sheets as quantified below when we recognize ROU assets and the corresponding lease liability. We expect an immaterial impact on the Consolidated Statements of Income. There will be no change to the classification of the Company’s leases, which are all currently classified as operating leases. Based on the Company’s leases as of December 31, 2017, the Company estimates it would record ROU assets of approximately $26.6 million as of December 31, 2017 with a corresponding balance of lease liabilities. The Company expects that the ROU asset and lease liability balances recorded upon adoption will not differ materially from this estimate.

In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued. ASU 2016-13 ("the Standard") represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance in the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses. ASU 2016-13 requires modified retrospective application to all outstanding, in-scope instruments, with a cumulative-effect adjustment recorded to opening retained earnings as of the beginning of the period of adoption.

The Company plans on adopting ASU 2016-13 when the standard is required to be adopted, January 1, 2020. The Company is in the preliminary stages of implementation as it is still in the process of determining the significance of the impact the Standard will have on its financial statements and the timing of when it will adopt ASU 2016-13. The Company expects its allowance for risk-sharing obligations to increase when ASU 2016-13 is adopted.

There were no other accounting pronouncements issued during 2018 or 2017 that have the potential to impact the Company’s consolidated financial statements.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consist of the following activity for each of the years ended December 31, 2017, 2016, and 2015:

	For the year ended December 31,
(in thousands)	2017	2016	2015
Contractual loan origination related fees, net	$245,484	$174,360	$156,835
Fair value of expected net cash flows from servicing recognized at commitment	207,662	205,311	142,420
Fair value of expected guaranty obligation recognized at commitment	(13,776)	(12,486)	(8,789)
Total gains from mortgage banking activities	$439,370	$367,185	$290,466

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4—MORTGAGE SERVICING RIGHTS

The fair value of MSRs at December 31, 2017 and December 31, 2016 was $834.5 million and $669.4 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. See the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at December 31, 2017 is a decrease in the fair value of $26.3 million to the MSRs outstanding as of December 31, 2017.

The impact of a 200-basis point increase in the discount rate at December 31, 2017 is a decrease in the fair value of $50.8 million to the MSRs outstanding as of December 31, 2017.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the year ended December 31, 2017 and 2016 follows:

	For the year ended December 31,
(in thousands)	2017	2016
Beginning balance	$521,930	$412,348
Additions, following the sale of loan	239,503	181,032
Purchases	7,781	43,097
Amortization	(119,599)	(99,417)
Pre-payments and write-offs	(14,859)	(15,130)
Ending balance	$634,756	$521,930

As shown in the table above, during 2016 and 2017, the Company purchased MSRs. In both years, the servicing rights acquired were for HUD loans. The servicing portfolio acquired in 2016 consisted of approximately $3.6 billion of unpaid principal balance and had a weighted average estimated remaining life of 10.9 years. The servicing portfolio acquired in 2017 consisted of approximately $0.6 billion of unpaid principal balance and had a weighted average estimated remaining life of 10.7 years.

The following tables summarize the components of the net carrying value of the Company’s acquired and originated MSRs as of December 31, 2017 and 2016:

	As of December 31, 2017
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$183,715	$(121,643)	$62,072
Originated MSRs	820,137	(247,453)	572,684
Total	$1,003,852	$(369,096)	$634,756

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of December 31, 2016
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$175,934	$(104,264)	$71,670
Originated MSRs	642,030	(191,770)	450,260
Total	$817,964	$(296,034)	$521,930

The expected amortization of MSRs recorded as of December 31, 2017 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Year Ending December 31,
2018	$107,258	$11,828	$119,086
2019	93,265	10,694	103,959
2020	82,695	9,183	91,878
2021	72,138	7,512	79,650
2022	59,073	5,662	64,735
Thereafter	158,255	17,193	175,448
Total	$572,684	$62,072	$634,756

The Company recorded write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of Amortization and depreciation in the accompanying Consolidated Statements of Income and the MSR roll forward shown above and relate to MSRs recognized at loan sale only. Prepayment fees totaling $17.3 million, $10.6 million, and $15.0 million were collected for 2017, 2016, and 2015, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income. All other ancillary servicing fees were immaterial for the periods presented.

Management reviews the capitalized MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2017, 2016, and 2015.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the Company’s guaranty obligation for the noncontingent portion of the guaranty obligation as of and for the years ended December 31, 2017 and 2016 follows:

	For the year ended December 31,
(in thousands)	2017	2016
Beginning balance	$32,292	$27,570
Additions, following the sale of loan	16,039	10,597
Amortization	(7,025)	(5,946)
Other	(119)	71
Ending balance	$41,187	$32,292

A summary of the Company’s allowance for risk-sharing obligations for the contingent portion of the guaranty obligation as of and for the years ended December 31, 2017 and 2016 follows:

	For the year ended December 31,
(in thousands)	2017	2016
Beginning balance	$3,613	$5,586
Provision (benefit) for risk-sharing obligations	51	(145)
Write-offs	—	(1,757)
Other	119	(71)
Ending balance	$3,783	$3,613

When the Company places a loan for which it has a risk-sharing obligation on its watch list, the Company ceases to amortize the guaranty obligation and transfers the remaining unamortized balance of the guaranty obligation to the allowance for risk-sharing obligations. When a loan for which the Company has a risk-sharing obligation is removed from the watch list, the loan’s reserve is transferred from the allowance for risk-sharing obligations to the guaranty obligation, and the amortization of the remaining balance over the remaining estimated life is resumed. This net transfer of the unamortized balance of the guaranty obligation from a noncontingent classification to a contingent classification (and vice versa) is presented in the guaranty obligation and allowance for risk-sharing obligations tables above as “Other.”

The Allowance for risk-sharing obligations as of December 31, 2017 is based principally on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of December 31, 2017. The write-offs in the table above for the year ended December 31, 2016 are net of $0.8 million of recoveries. The net benefit for risk-sharing obligations for the year ended December 31, 2016 is the result of the aforementioned recoveries.

During the third quarter of 2017, Hurricanes Harvey and Irma made landfall in the United States, causing substantial damage to the affected areas. Located within the affected areas are multiple properties collateralizing loans for which the Company has risk-sharing obligations. Based on its current assessment of these properties, the Company believes that few, if any, of these properties incurred significant damage, and those that did have adequate insurance coverage. Additionally, the Company has not experienced an increase in late payments from risk-sharing loans collateralized by properties in the affected areas. Accordingly, based on information currently available, these natural disasters did not have a material impact on the Allowance for risk-sharing obligations as of December 31, 2017. Additionally, the Company does not believe that these natural disasters will have a material impact on its Allowance for risk-sharing obligations in the future.

As of December 31, 2017 and 2016, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $5.7 billion and $4.9 billion, respectively. This maximum quantifiable contingent liability relates to the at risk loans serviced for Fannie Mae at the specific point in time indicated. The term and the amount of the liability vary with the origination and payoff activity of the at risk portfolio. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $74.5 billion as of December 31, 2017 compared to $63.1 billion as of December 31, 2016. The December 31, 2017 balance includes the unamortized portion of the addition of $0.6 billion related to purchase activity as more fully discussed in NOTE 4.

As of December 31, 2017 and 2016, custodial escrow accounts relating to loans serviced by the Company totaled $2.0 billion and $1.6 billion, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 7—DEBT

At December 31, 2017, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.3 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, at December 31, 2017, the Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The maximum amount and outstanding borrowings under the warehouse notes payable at December 31, 2017 and 2016 follow:

	December 31, 2017
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility[1]	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$300,000	$—	$725,000	$100,188	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	500,000	300,000	—	800,000	346,291	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	480,000	—	400,000	880,000	44,619	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	129,787	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	30,000	—	—	30,000	19,057	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	250,000	—	500,000	130,859	30-day LIBOR plus 1.35%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	123,153	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,035,000	$2,350,000	$400,000	$4,785,000	$893,954

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$10,290	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	—	100,000	24,662	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	10,594	30-day LIBOR plus 2.00% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$—	$260,000	$45,546
Debt issuance costs	—	—	—	—	(1,731)
Total warehouse facilities	$2,295,000	$2,350,000	$400,000	$5,045,000	$937,769

	December 31, 2016
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility[1]	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$—	$—	$425,000	$109,087	30-day LIBOR plus 1.40%
Agency Warehouse Facility #2	650,000	—	—	650,000	274,181	30-day LIBOR plus 1.40%
Agency Warehouse Facility #3	280,000	—	400,000	680,000	320,801	30-day LIBOR plus 1.35%
Agency Warehouse Facility #4	350,000	—	—	350,000	186,869	30-day LIBOR plus 1.40%
Agency Warehouse Facility #5	30,000	—	—	30,000	14,551	30-day LIBOR plus 1.80%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	943,505	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$1,735,000	$1,500,000	$400,000	$3,635,000	$1,848,994

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$36,916	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	200,000	—	—	200,000	70,196	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	36,005	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$360,000	$—	$—	$360,000	$143,117
Debt issuance costs	—	—	—	—	(1,928)
Total warehouse facilities	$2,095,000	$1,500,000	$400,000	$3,995,000	$1,990,183

1 Agency Warehouse Facilities and the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to partially fund loans held for investment.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

30-day LIBOR was 1.56% as of December 31, 2017 and 0.77% as of December 31, 2016. Interest expense under the warehouse notes payable for the years ended December 31, 2017, 2016, and 2015 aggregated to $52.0 million, $36.6 million, and $29.2 million, respectively. Included in interest expense in 2017, 2016, and 2015 are the amortization of facility fees totaling $4.6 million, $5.5 million, and $4.5 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2017.

Warehouse Facilities

Agency Warehouse Facilities

The following section provides a summary of the key terms related to each of the Agency Warehouse Facilities.

Agency Warehouse Facility #1:

The Company has a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 29, 2018. The agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 130 basis points.  In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. The agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

In addition, the agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The agreement contains customary events of default,  which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. During the fourth quarter of 2017, the Company executed the Amended and Restated Warehousing Credit and Security Agreement that extended the maturity date to October 29, 2018, reduced the interest rate to 30-day LIBOR plus 130 basis points, and provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No other material modifications were made to the agreement during 2017.

Agency Warehouse Facility #2:

The Company has a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 10, 2018. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 130 basis points. During the third quarter of 2017, the Company executed the Second Amended and Restated Warehousing Credit and Security Agreement (the “Second Amended Agreement”) related to Agency Warehouse Facility #2. The Second Amended Agreement removed one of the lenders under the prior agreement, which reduced the maximum committed borrowing capacity of Agency Warehouse Facility #2 to $500.0 million. It also extended the maturity date to September 10, 2018 and reduced the interest rate to 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the Second Amended Agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. Concurrent with the execution of the Second Amended Agreement, the Company executed a new, separate warehousing credit agreement with one of the lenders under the prior facility, which is referred to as Agency Warehouse Facility #6 and is more fully described below. No other material modifications were made to the agreement during 2017.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

The Company has an $880.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2018. The total commitment amount of $880.0 million as of December 31, 2017 consists of a base committed amount of $480.0 million and a temporary increase of $400.0 million, as more fully described below. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 125 basis points. During the second quarter of 2017, the Company executed the seventh amendment to the credit and security agreement that increased the committed amount to $480.0 million, decreased the interest rate to 30-day LIBOR plus 125 basis points, and extended the maturity date to April 30, 2018. Additionally, during the third quarter of 2017, the Company executed the eighth amendment to the credit and security agreement that provided a temporary increase of $400.0 million to the maximum borrowing capacity that expired in January 2018, at which time the maximum borrowing capacity returned to $480.0 million. No other material modifications were made to the agreement during 2017.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

The Company has a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 5, 2018. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. During the fourth quarter of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2017, the Company executed the third amendment to the warehouse loan and security agreement that extended the maturity date of the facility to October 5, 2018 and reduced the interest rate to 30-day LIBOR plus 130 basis points. No other material modifications were made to the agreement during 2017.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

The Company has a $30.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on July 12, 2019. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. No material modifications were made to the agreement in 2017. During the first quarter of 2018, the Company executed the first amendment to the warehouse credit and security agreement that extended the maturity date to July 12, 2019. The amendment also provides the Company the unilateral option to extend the agreement for one additional year.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #5.

Agency Warehouse Facility #6:

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

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #6.

Uncommitted Agency Warehouse Facility:

The Company has a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at LIBOR plus 115 basis points, with a minimum LIBOR rate of 35 basis points. There is no expiration date for this facility. No changes were made to the uncommitted facility during 2017. The uncommitted facility has no specific negative or financial covenants.

During the first quarter of 2018, the Company executed a warehousing and security agreement to establish another Agency warehouse facility. The warehouse facility has a committed $250.0 million maximum borrowing amount and is scheduled to mature on February 2, 2019. The Company can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 130 basis points. The agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. This new agreement has the same financial covenants as Agency Warehouse Facility #1.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interim Warehouse Facilities

The following section provides a summary of the key terms related to each of the Interim Warehouse Facilities.

Interim Warehouse Facility #1:

The Company has an $85.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2018. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2017, the Company executed the seventh amendment to the credit and security agreement that extended the maturity date to April 30, 2018. No other material modifications were made to the agreement during 2017.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Interim Warehouse Facility #2:

The Company has a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2019.  The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at 30-day LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the fourth quarter of 2017, the Company executed the fourth amendment to the agreement that extended the maturity date to December 13, 2019 and reduced the maximum borrowing capacity to $100.0 million. The Company requested the reduction in the maximum borrowing capacity due to the formation of the Interim Program JV, which reduced the Company’s need to fund loans under the Interim Program. No other material modifications were made to the agreement during 2017.

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

Interim Warehouse Facility #3:

The Company has a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 19, 2018. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility.  Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of LIBOR plus 2.00% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2017, the Company exercised its option to extend the maturity date of the repurchase agreement to May 19, 2018. No other material modifications were made to the agreement during 2017.

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

The warehouse agreements contain cross-default provisions, such that if a default occurs under any of the Company’s warehouse agreements, generally the lenders under the other warehouse agreements could also declare a default. As of December 31, 2017, the Company was in compliance with all of its warehouse line covenants.

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

At the Company’s election, the term loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the London Interbank Offered Rate (“LIBOR Rate”) plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. During the fourth quarter of 2017, the Company executed the second amendment to Term Loan Agreement that reduced the applicable margin from 4.25% to 3.00% for LIBOR Rate loans and from 3.25% to 2.00% for Base Rate loans as of December 31, 2017.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In addition, the Term Loan Agreement requires the Company to abide by certain financial covenants calculated for the Company and its subsidiaries on a consolidated basis as follows:

•	As of the last day of any fiscal quarter, permit the Consolidated Corporate Leverage Ratio (as defined in the Term Loan Agreement) to be less than 4.25 to 1.00.

•	As of the last day of any fiscal quarter, permit the Consolidated Corporate Interest Coverage Ratio (as defined in the Term Loan Agreement) to be less than 2.75 to 1.00.

•	As of the last day of any fiscal quarter, permit the Asset Coverage Ratio (as defined in the Term Loan Agreement) to be less than 1.50 to 1.00.

The Term Loan Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Term Loan Agreement or other loan documents to be valid and binding, and certain ERISA events and judgments. As of December 31, 2017, the Company was in compliance with all covenants related to the Term Loan Agreement.

The following table shows the components of the note payable as of December 31, 2017 and 2016:

(in thousands, unless otherwise specified)	December 31,
Component	2017	2016	Interest rate and repayments
Unpaid principal balance	$166,223	$167,327	Interest rate varies - see above for further details;
Unamortized debt discount	(738)	(987)	quarterly principal payments of $0.3 million
Unamortized debt issuance costs	(1,627)	(2,177)
Carrying balance	$163,858	$164,163

The scheduled maturities, as of December 31, 2017, for the aggregate of the warehouse notes payable and the note payable is shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale and loans held for investment. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts included below related to the note payable include only the quarterly and final principal payments required by the related credit agreement (i.e.,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the credit agreement (i.e., the contingent payments). The maturities below are in thousands.

Year Ending December 31,	Maturities
2018	$930,314
2019	11,394
2020	164,015
2021	—
2022	—
Thereafter	—
Total	$1,105,723

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2017 were or are expected to be repaid in 2018.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill as of and for the year ended December 31, 2017 and 2016 follows:

	Years Ended December 31,
(in thousands)	2017	2016
Beginning balance	$96,420	$90,338
Additions from acquisitions	27,347	6,082
Impairment	—	—
Ending balance	$123,767	$96,420

The addition from acquisitions during 2017 shown in the table above relates to an immaterial acquisition completed during the first quarter of 2017. The Company purchased certain assets and assumed certain liabilities of Deerwood Real Estate Capital, LLC (“Deerwood”), a regional commercial mortgage banking company based in the greater New York City area, for $28.2 million in total consideration, which consisted of $15.0 million of cash consideration and $13.2 million of contingent consideration. The contingent consideration may be earned over the three-year period after the acquisition based on achievement of certain revenue targets. The Company determined the fair value of the contingent consideration using a probability-based, discounted cash flow estimate for the revenue targets (Level 3).

Prior to the acquisition, Deerwood engaged in commercial real estate loan brokerage services across the United States, with a primary focus in the Greater New York City area. The acquisition expands the Company’s network of loan originators and provides further diversification to its loan origination platform.

Substantially all of the value associated with Deerwood related to its assembled workforce and commercial lending platform, resulting in the goodwill shown above.  The Company expects all of goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments to settle the contingent consideration are made.  The other assets acquired included immaterial balances related to mortgage pipeline intangible assets and other assets. The operations of Deerwood have been merged into the Company’s existing operations. The goodwill resulting from the acquisition of Deerwood is allocated to the Company’s one reporting unit.

During 2017, the Company recorded an immaterial amount of accretion expense related to the Deerwood contingent consideration and did not make any cash payments. As of December 31, 2017, the Company has fully amortized all material intangible assets obtained from acquisitions.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

•

Loans Held for Sale—Loans held for sale are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants. Therefore, the Company classifies these loans held for sale as Level 2.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•	Pledged Securities—Pledged securities are valued using quoted market prices from recent trades. Therefore, the Company classifies pledged securities as Level 1.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
December 31, 2017
Assets
Loans held for sale	$—	$951,829	$—	$951,829
Pledged securities	97,859	—	—	97,859
Derivative assets	—	—	10,357	10,357
Total	$97,859	$951,829	$10,357	$1,060,045

Liabilities
Derivative liabilities	$—	$—	$1,850	$1,850
Total	$—	$—	$1,850	$1,850

December 31, 2016
Assets
Loans held for sale	$—	$1,858,358	$—	$1,858,358
Pledged securities	84,850	—	—	84,850
Derivative assets	—	—	61,824	61,824
Total	$84,850	$1,858,358	$61,824	$2,005,032

Liabilities
Derivative liabilities	$—	$—	$4,396	$4,396
Total	$—	$—	$4,396	$4,396

There were no transfers between any of the levels within the fair value hierarchy during the years ended December 31, 2017 and 2016.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below:

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2017
Derivative assets and liabilities, net
Beginning balance December 31, 2016	$57,428
Settlements	(488,291)
Realized gains recorded in earnings (1)	430,863
Unrealized gains recorded in earnings (1)	8,507
Ending balance December 31, 2017	$8,507

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2016
Derivative assets and liabilities, net
Beginning balance December 31, 2015	$10,345
Settlements	(320,102)
Realized gains (losses) recorded in earnings (1)	309,757
Unrealized gains (losses) recorded in earnings (1)	57,428
Ending balance December 31, 2016	$57,428

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2017:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$10,357	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$1,850	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2017 and December 31, 2016 are presented below:

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$191,218	$191,218	$118,756	$118,756
Restricted cash	6,677	6,677	9,861	9,861
Pledged securities	97,859	97,859	84,850	84,850
Loans held for sale	951,829	951,829	1,858,358	1,858,358
Loans held for investment, net	66,510	66,963	220,377	222,313
Derivative assets	10,357	10,357	61,824	61,824
Total financial assets	$1,324,450	$1,324,903	$2,354,026	$2,355,962

Financial liabilities:
Derivative liabilities	$1,850	$1,850	$4,396	$4,396
Warehouse notes payable	937,769	939,500	1,990,183	1,992,111
Note payable	163,858	166,223	164,163	167,327
Total financial liabilities	$1,103,477	$1,107,573	$2,158,742	$2,163,834

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Pledged Securities—Consist of highly liquid investments in money market accounts invested in government securities and investments in government guaranteed securities. Substantially all investments have maturities of 90 days or less and are valued using quoted market prices from recent trades.

Loans Held For Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded and are valued using discounted cash flow models that incorporate observable prices from market participants.

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of December 31, 2017 and December 31, 2016, no credit-related adjustments were required.

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Gains on mortgage banking activities in the Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

•	the estimated gain of the expected loan sale to the investor (Level 2);
•	the expected net cash flows associated with servicing the loan, net of any guaranty obligations retained (Level 2);

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
•	the nonperformance risk of both the counterparty and the Company (Level 3).

The fair value of the Company's forward sales contracts to investors considers effects of interest rate movements between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The estimated gain considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon sale of the loan (Level 2). The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques applicable to MSRs (Level 2).

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2017 and 2016.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
December 31, 2017
Rate lock commitments	$241,760	$7,587	$(678)	$6,909	$6,909	$—	$—
Forward sale contracts	1,175,192	—	1,598	1,598	3,448	(1,850)	—
Loans held for sale	933,432	19,317	(920)	18,397	—	—	18,397
Total		$26,904	$—	$26,904	$10,357	$(1,850)	$18,397

December 31, 2016
Rate lock commitments	$395,462	$15,844	$(2,275)	$13,569	$14,482	$(913)	$—
Forward sale contracts	2,248,385	—	43,859	43,859	47,342	(3,483)	—
Loans held for sale	1,852,923	47,019	(41,584)	5,435	—	—	5,435
Total		$62,863	$—	$62,863	$61,824	$(4,396)	$5,435

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5% for purposes of calculating compliance with the restricted liquidity requirements. As of December 31, 2017, the Company held the majority of its restricted liquidity in money market funds holding U.S. Treasuries. Additionally, substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2017 collateral requirements as outlined above. As of December 31, 2017, reserve requirements for the December 31, 2017 DUS loan portfolio will require the Company to fund $67.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of December 31, 2017. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At December 31, 2017, the net worth requirement was $155.8 million, and the Company's net worth was $725.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2017, the Company was required to maintain at least $30.7 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of December 31, 2017, the Company had operational liquidity of $238.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

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

Lease Commitments—In the normal course of business, the Company enters into lease arrangements for all of its office space. All such lease arrangements are accounted for as operating leases. Rent expense related to these lease agreements is recognized on the straight-line basis over the term of the lease. Rent expense was $7.1 million, $6.4 million, and $5.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Minimum cash basis operating lease commitments follow (in thousands):

Year Ending December 31,
2018	$6,054
2019	5,860
2020	5,436
2021	4,904
2022	4,498
Thereafter	3,267
Total	$30,019

NOTE 11—SHARE-BASED PAYMENT

As of December 31, 2017, there were 8.5 million shares of stock authorized for issuance to directors, officers, and employees under the 2015 Equity Incentive Plan. At December 31, 2017, 2.1 million shares remain available for grant under the 2015 Equity Incentive Plan.

During 2017, 2016, and 2015, the Company granted stock options to executive officers under the 2015 Equity Incentive Plan and restricted shares to officers, employees, and non-employee directors, without cost to the grantee. During 2017, 2016, and 2015, the Company also granted 0.3 million, 0.5 million, and zero RSUs, respectively, to the officers and certain other employees in connection with PSPs (“performance awards”). The Company granted the RSUs at the maximum performance thresholds for each metric each year. As of December 31, 2017, all of the RSUs issued in connection with the 2016 and 2017 PSPs are unvested and outstanding.

The performance period for the 2014 PSP concluded on December 31, 2016. The two performance goals related to the 2014 PSP were met at varying levels. Accordingly, 0.6 million shares related to the 2014 PSP vested in the first quarter of 2017. As of December 31, 2017, the Company concluded that the three performance targets related to the 2016 PSP and the 2017 PSP were probable of achievement at varying levels. As of December 31, 2016, the Company concluded that the three performance targets related to the 2016 PSP were probable of achievement at varying levels.

The following table summarizes stock compensation expense for the years ended December 31, 2017, 2016, and 2015:

Components of stock compensation expense (in thousands)	2017	2016	2015
Restricted shares	$12,336	$10,272	$8,214
Stock options	1,570	1,768	1,957
2014 PSP	766	3,625	3,913
2016 PSP	4,728	2,812	—
2017 PSP	1,734	—	—
Total stock compensation expense	$21,134	$18,477	$14,084

Excess tax benefit recognized	$9,545	$631	$1,410

The restricted shares amounts in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares. The excess tax benefits recognized in 2017 and 2016 reduced income tax expense, while the excess tax benefit recognized in 2015 was recorded directly to equity with no impact on income tax expense.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes restricted share activity for the year ended December 31, 2017:

		Weighted-
		Average
		Grant-date
Restricted Shares	Shares	Fair Value
Nonvested at January 1, 2017	1,481,483	$20.71
Granted	385,379	41.15
Vested	(507,442)	20.08
Forfeited	(14,897)	27.67
Nonvested at December 31, 2017	1,344,523	$26.68

The fair value of restricted share awards granted during 2017 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2016 and 2015 were $21.51 per share and $21.03 per share, respectively. The fair values of the restricted shares that vested during the years ended December 31, 2017, 2016, and 2015 were $21.2 million, $10.3 million, and $9.6 million, respectively.

As of December 31, 2017, the total unrecognized compensation cost for outstanding restricted shares was $18.9 million. As of December 31, 2017, the weighted-average period over which this unrecognized compensation cost will be recognized is 2.4 years.

The following table summarizes activity related to performance awards for the year ended December 31, 2017:

		Weighted-
		Average
		Grant-date
Restricted Share Units	Share Units	Fair Value
Nonvested at January 1, 2017	1,164,791	$19.61
Granted	335,991	41.79
Vested	(579,589)	16.07
Forfeited	(59,875)	16.07
Nonvested at December 31, 2017	861,318	$30.89

The fair value of performance awards granted during 2017 was estimated using the closing price on the date of grant. The weighted average grant date fair values of performance awards granted in 2016 was $23.92 per share. There were no performance shares granted in 2015. The fair value of the performance awards that vested during the year ended December 31, 2017 was $23.1 million. There were no performance awards that vested during the years ended December 31, 2016 and 2015.

As of December 31, 2017, the total unrecognized compensation cost for outstanding performance awards was $10.0 million. As of December 31, 2017, the weighted-average period over which this unrecognized compensation cost will be recognized is 1.6 years. The unrecognized compensation cost is based on the achievement levels that are probable as of December 31, 2017.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes stock options activity for the year ended December 31, 2017:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
Stock Options	Options	Price	(Years)	(in thousands)
Outstanding at January 1, 2017	1,295,375	$16.97
Granted	112,731	39.82
Exercised	(11,400)	46.98
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2017	1,396,706	$18.85	6.3	$40,018

Exercisable at December 31, 2017	1,061,465	$16.59	5.7	$32,812

The total intrinsic value of the stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $0.4 million, $0.2 million, and $2.6 million, respectively. We received no cash from the exercise of options for each of the years ended December 31, 2017, 2016, and 2015.

As of December 31, 2017, the total unrecognized compensation cost for outstanding options was $1.8 million. As of December 31, 2017, the weighted-average period over which the unrecognized compensation cost will be recognized is 1.8 years.

The fair value of stock option awards granted during 2017, 2016, and 2015 were estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

	2017	2016	2015
Estimated option life	6.00 years	6.00 years	6.00 years
Risk free interest rate	2.04%	1.31%	1.68%
Expected volatility	35.34%	34.42%	33.48%
Expected dividend rate	0.00%	0.00%	0.00%
Strike price	$39.82	$20.40	$16.72
Weighted average grant date fair value per share of options granted	$14.98	$7.21	$5.90

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 12—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for years ended December 31, 2017, 2016, and 2015:

	For the year ended December 31,
(in thousands)	2017	2016	2015
Weighted average number of shares outstanding used to calculate basic earnings per share	30,014	29,432	29,754

Dilutive securities
Unvested restricted shares and restricted share units	1,406	1,403	952
Stock options	785	337	243
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	32,205	31,172	30,949

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

	For the year ended December 31,
(in thousands)	2017	2016	2015
Average options	99	181	—
Average restricted shares	6	181	14

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2017, 2016, and 2015, the Company repurchased and retired 0.2 million, 0.2 million, and 0.2 million restricted shares at a weighted average market price of $41.21, $22.74, and $20.11, upon grantee vesting, respectively. For the year ended December 31, 2017, the Company repurchased and retired 0.3 million restricted share units at a weighted average market price of $39.82. The Company did not repurchase any restricted share units during the years ended December 31, 2016 and 2015.

In the first quarter of 2015, the Company repurchased 3.0 million shares of its common stock from one of its largest stockholders at the time at a price of $15.60 per share, which was below the quoted price at the time, and immediately retired the shares, reducing stockholders’ equity by $46.8 million.

During 2016, the Company repurchased 0.4 million shares of its common stock under a share repurchase program at a weighted average price of $23.11 per share and immediately retired the shares, reducing stockholders’ equity by $9.2 million.

In February 2017, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning on February 10, 2017. During 2017, the Company repurchased 0.3 million shares of its common stock under the share repurchase program at a weighted average price of $47.10 per share and immediately retired the shares, reducing stockholders’ equity by $16.0 million. The Company had $59.0 million of authorized share repurchase capacity remaining as of December 31, 2017.

In February 2018, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 9, 2018.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In February 2018, the Company’s Board of Directors declared a dividend of $0.25 per share for the first quarter of 2018. The dividend will be paid March 7, 2018 to all holders of record of our restricted and unrestricted common stock and restricted stock units as of February 23, 2018. This dividend represents the first such payment of dividends since the Company’s initial public offering in December 2010. The Company expects this dividend to be an insignificant portion of the Company’s net income for the year ended December 31, 2017, retained earnings as of December 31, 2017, and cash and cash equivalents as of December 31, 2017.

The Term Loan contains direct restrictions to the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company can pay for the foreseeable future.

NOTE 13—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of income tax expense for the years ended December 31, 2017, 2016, and 2015:

	For the year ended December 31,
(in thousands)	2017	2016	2015
Current
Federal	$45,726	$28,699	$29,117
State	7,062	5,176	5,325
Total current expense	$52,788	$33,875	$34,442

Deferred
Federal	$25,055	$32,159	$14,571
State	2,297	5,436	2,348
Revaluation of deferred tax liabilities, net	(58,313)	—	—
Total deferred expense (benefit)	$(30,961)	$37,595	$16,919

Items credited directly to stockholders' equity
Federal	$—	$—	$1,218
State	—	—	192
Total credits to stockholders' equity	$—	$—	$1,410
Income tax expense	$21,827	$71,470	$52,771

In 2016, the Company adopted a new accounting standard that requires excess tax benefits from stock compensation to be recorded as a reduction to income tax expense instead of being recorded directly to equity. Excess tax benefits recognized for the years ended December 31, 2017 and 2016 reduced income tax expense by $9.5 million and $0.6 million, respectively. In the reconciliation of income tax expense presented below, the reduction of income tax expense from excess tax benefits recognized is included as a component of the “Other” line item.

In December 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. The Tax Reform significantly reduced the Federal income tax rate from 35.0% to 21.0%. GAAP requires an entity to account for the impact of a tax law change

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

in the period of enactment. Accordingly, the Company revalued its deferred tax assets and deferred tax liabilities using the new Federal income tax rate of 21.0%, which is the rate at which the Company expects the deferred assets and liabilities to reverse in the future. Deferred tax assets decreased as the future benefit from these assets will be less than previously expected, resulting in an increase to deferred tax expense. Deferred tax liabilities also decreased as the future payment of taxes from these liabilities will be less than previously expected, resulting in a decrease to deferred tax expense. As the Company had more deferred tax liabilities than deferred tax assets as of December 31, 2017, the impact of Tax Reform on deferred tax expense was an overall significant decrease in deferred tax expense as shown above.

A reconciliation of the statutory federal tax expense to the income tax expense in the accompanying statements of income follows:

	For the year ended December 31,
(in thousands)	2017	2016	2015
Statutory federal expense (35%)	$81,781	$65,023	$47,378
Statutory state income tax expense, net of federal tax benefit	7,594	6,714	4,611
Revaluation of deferred tax liabilities, net	(58,313)	—	—
Other	(9,235)	(267)	782
Income tax expense	$21,827	$71,470	$52,771

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
(in thousands)	2017	2016
Deferred Tax Assets
Compensation related	$14,320	$17,341
Credit losses	959	1,269
Other	149	407
Total deferred tax assets	$15,428	$19,017

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(4,389)	$(19,934)
Mortgage servicing rights related	(115,239)	(135,519)
Acquisition related (1)	(2,323)	(722)
Depreciation	(1,536)	(1,862)
Total deferred tax liabilities	$(123,487)	$(158,037)
Deferred tax liabilities, net	$(108,059)	$(139,020)

(1)

Acquisition-related deferred tax liabilities consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions, acquisition-related costs capitalized for tax purposes, and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets, even after consideration of Tax Reform. The significant decrease in the deferred tax liabilities, net shown above is related to the revaluation of the Company’s deferred tax assets and deferred tax liabilities from the enactment of Tax Reform.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest, in the consolidated financial statements. As of December 31, 2017, based on all known facts and circumstances and current tax law, management believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

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

An analysis of the product concentrations and geographic dispersion that impact the Company’s servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by product, as of December 31, 2017, 2016, and 2015 follows:

	As of December 31,
(in thousands)	2017	2016	2015
Fannie Mae	$32,075,617	$27,728,164	$22,915,088
Freddie Mac	26,782,581	20,688,410	17,810,007
Ginnie Mae-HUD	9,640,312	9,155,794	5,657,809
Life insurance companies and other	5,993,656	5,508,786	3,829,360
Total	$74,492,166	$63,081,154	$50,212,264

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2017, 2016, and 2015 by geographical area, is as shown in the following table. No other state accounted for more than 5% unpaid principal balance and related servicing revenues in any of the years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
	2017	2016	2015
California	18.4%	17.2%	16.1%
Florida	9.4	8.2	8.4
Texas	9.2	8.5	7.9
Wisconsin	4.5	5.0	4.9
All other states	58.5	61.1	62.7
Total	100.0%	100.0%	100.0%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15—OTHER OPERATING EXPENSES

The following is a summary of the major components of other operating expenses for the years ended December 31, 2017, 2016, and 2015.

	For the year ended December 31,
(in thousands)	2017	2016	2015
Professional fees	$12,154	$12,089	$10,936
Travel and entertainment	8,038	7,004	6,461
Rent	7,057	6,404	5,943
Marketing and preferred broker	7,819	5,607	4,599
Office expenses	6,776	4,539	4,103
All other	6,327	5,695	6,465
Total	$48,171	$41,338	$38,507

NOTE 16—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth unaudited selected financial data and operating information on a quarterly basis as of and for the years ended December 31, 2017 and 2016.  As noted previously, the Company’s financial results for the fourth quarter of 2017 reflect the impacts of the Tax Reform, which significantly reduced the Company’s income tax expense with a corresponding increase to Walker & Dunlop net income and impacts the comparison of the fourth quarter of 2017 to the fourth quarter of 2016.

	As of and for the year ended December 31, 2017
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$129,458	$111,304	$102,176	$96,432
Servicing fees	46,713	44,900	43,214	41,525
Total revenues	207,202	179,736	166,407	158,512
Personnel	91,120	78,469	63,516	56,172
Amortization and depreciation	33,705	32,343	32,860	32,338
Total expenses	140,442	125,040	110,325	102,389
Income from operations	66,760	54,696	56,082	56,123
Walker & Dunlop net income	98,961	34,378	34,567	43,221
Diluted earnings per share	$3.06	$1.06	$1.08	$1.35
Total transaction volume	$8,312,167	$8,549,532	$6,031,636	$5,012,496
Servicing portfolio	$74,492,166	$70,284,682	$66,290,754	$64,384,024

	As of and for the year ended December 31, 2016
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$117,779	$100,630	$102,453	$46,323
Servicing fees	39,370	37,134	32,771	31,649
Total revenues	178,391	154,786	147,858	94,241
Personnel	73,126	64,377	55,758	34,230
Amortization and depreciation	30,603	29,244	26,425	25,155
Total expenses	117,210	106,074	96,152	70,059
Income from operations	61,181	48,712	51,706	24,182
Walker & Dunlop net income	36,790	29,628	32,021	15,458
Diluted earnings per share	$1.16	$0.96	$1.05	$0.50
Total transaction volume	$6,260,898	$5,032,238	$5,389,276	$2,615,700
Servicing portfolio	$63,081,154	$59,121,989	$57,321,824	$51,040,752