Form 10-Q
period 2018-03-31
Walker & Dunlop, Inc.
filed 2018-05-02
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 25, 2018, there were 31,030,419 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets	(unaudited)
Cash and cash equivalents	$193,695	$191,218
Restricted cash	16,991	6,677
Pledged securities, at fair value	102,059	97,859
Loans held for sale, at fair value	787,552	951,829
Loans held for investment, net	59,886	66,510
Servicing fees and other receivables, net	30,829	41,693
Derivative assets	20,417	10,357
Mortgage servicing rights	631,031	634,756
Goodwill and other intangible assets	124,526	124,543
Other assets	84,291	82,985
Total assets	$2,051,277	$2,208,427

Liabilities
Accounts payable and other liabilities	$184,079	$238,538
Performance deposits from borrowers	16,717	6,461
Derivative liabilities	7,455	1,850
Guaranty obligation, net of accumulated amortization	41,424	41,187
Allowance for risk-sharing obligations	3,058	3,783
Warehouse notes payable	802,496	937,769
Note payable	163,781	163,858
Total liabilities	$1,219,010	$1,393,446

Equity
Preferred shares, authorized 50,000; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 30,148 shares at March 31, 2018 and 30,016 shares at December 31, 2017.	301	300
Additional paid-in capital	226,332	229,080
Accumulated other comprehensive income (loss) ("AOCI")	(34)	93
Retained earnings	600,257	579,943
Total stockholders’ equity	$826,856	$809,416
Noncontrolling interests	5,411	5,565
Total equity	$832,267	$814,981
Commitments and contingencies (NOTE 10)	—	—
Total liabilities and equity	$2,051,277	$2,208,427

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2018	2017
Revenues
Gains from mortgage banking activities	$81,509	$96,432
Servicing fees	48,040	41,525
Net warehouse interest income	1,857	6,620
Escrow earnings and other interest income	7,348	3,292
Other	8,698	10,643
Total revenues	$147,452	$158,512

Expenses
Personnel	$55,273	$56,172
Amortization and depreciation	33,635	32,338
Provision (benefit) for credit losses	(477)	(132)
Interest expense on corporate debt	2,179	2,403
Other operating expenses	12,951	11,608
Total expenses	$103,561	$102,389
Income from operations	$43,891	$56,123
Income tax expense	7,184	13,063
Net income before noncontrolling interests	$36,707	$43,060
Less: net income (loss) from noncontrolling interests	(154)	(161)
Walker & Dunlop net income	$36,861	$43,221
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	(127)	—
Walker & Dunlop comprehensive income	$36,734	$43,221

Basic earnings per share	$1.23	$1.45
Diluted earnings per share	$1.16	$1.35
Cash dividends declared per common share	$0.25	$—

Basic weighted average shares outstanding	29,982	29,809
Diluted weighted average shares outstanding	31,865	32,006

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income before noncontrolling interests	$36,707	$43,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(32,693)	(45,535)
Change in the fair value of premiums and origination fees	945	3,878
Amortization and depreciation	33,635	32,338
Provision (benefit) for credit losses	(477)	(132)
Other operating activities, net	138,920	610,509
Net cash provided by (used in) operating activities	$177,037	$644,118

Cash flows from investing activities
Capital expenditures	$(516)	$(844)
Purchase of pledged available-for-sale securities	(18,634)	—
Funding of preferred equity investments	(1,100)	(4,052)
Distributions from Interim Program JV	1,055	—
Acquisitions, net of cash received	—	(15,000)
Originations of loans held for investment	(7,319)	(139,442)
Principal collected on loans held for investment upon payoff	14,126	48,400
Net cash provided by (used in) investing activities	$(12,388)	$(110,938)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(124,705)	$(650,492)
Borrowings of interim warehouse notes payable	—	102,377
Repayments of interim warehouse notes payable	(10,594)	(36,300)
Repayments of note payable	(276)	(276)
Proceeds from issuance of common stock	4,851	2,884
Repurchase of common stock	(21,400)	(17,541)
Cash dividends paid	(7,838)	—
Payment of contingent consideration	(5,150)	—
Debt issuance costs	(1,086)	(325)
Net cash provided by (used in) financing activities	$(166,198)	$(599,673)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(1,549)	$(66,493)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	286,680	211,359
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$285,131	$144,866

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$10,500	$11,739
Cash paid for income taxes	805	12,632

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or thereafter.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2018. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2018. No other material subsequent events have occurred that would require disclosure.

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

Contracts with Customers—Substantially all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is immaterial and derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or estimates that affect the determination of the transaction price (including consideration of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is completed in a short period of time. Revenue derived from contracts with customers is included as a component of Other revenues and totaled $4.3 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively. The Company had no contract assets or liabilities as of March 31, 2018.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of up to three years and are all multifamily loans with similar risk characteristics. As of March 31, 2018, Loans held for investment, net consisted of four loans with an aggregate $60.2 million of unpaid principal balance less $0.2 million of net unamortized deferred fees and costs and $0.1 million of allowance for loan losses. As of December 31, 2017, Loans held for investment, net consisted of five loans with an aggregate $67.0 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $0.1 million of allowance for loan losses.

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of March 31, 2018 or December 31, 2017. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012. The allowances for loan losses recorded as of March 31, 2018 and December 31, 2017 were based on the Company’s collective assessment of the portfolio.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Provision (benefit) for loan losses	$(14)	$25
Provision (benefit) for risk-sharing obligations	(463)	(157)
Provision (benefit) for credit losses	$(477)	$(132)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for sale or investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment during the period of time the loan is outstanding. Included in Net warehouse interest income for the three months ended March 31, 2018 and 2017 are the following components:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Warehouse interest income - loans held for sale	$8,763	$11,939
Warehouse interest expense - loans held for sale	(7,655)	(8,264)
Net warehouse interest income - loans held for sale	$1,108	$3,675

Warehouse interest income - loans held for investment	$1,422	$4,678
Warehouse interest expense - loans held for investment	(673)	(1,733)
Net warehouse interest income - loans held for investment	$749	$2,945

Total net warehouse interest income	$1,857	$6,620

Income Taxes—The Company records the excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded excess tax benefits of $4.1 million and $8.7 million during the three months ended March 31, 2018 and 2017, respectively.

Pledge Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of March 31, 2018 and 2017 and December 31, 2017 and 2016:

	March 31,		December 31,
(in thousands)	2018	2017	2017	2016
Pledged cash and cash equivalents:
Cash	$2,630	$1,524	$2,201	$4,358
Money market funds	71,815	83,284	86,584	78,384
Total pledged cash and cash equivalents	$74,445	$84,808	$88,785	$82,742
Agency debt securities	27,614	2,092	9,074	2,108
Total pledged securities, at fair value	$102,059	$86,900	$97,859	$84,850

The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and have maturity dates ranging primarily from 2024 to 2030. As of March 31, 2018 and December 31, 2017, the fair value of the Agency debt securities approximated their amortized cost. As of March 31, 2018 and December 31, 2017, the total gains for securities with net gains in AOCI was $0.1 million and $0.1 million, respectively. As of March 31, 2018 and December 31, 2017, the total losses for securities with net losses in AOCI were $0.1 million and zero, respectively. As of March 31, 2018, the Company does not intend to sell any of the Agency debt securities, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed above) to be restricted cash and restricted cash equivalents. The following table, in conjunction with the detail of Pledged securities, at fair value presented above, presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of March 31, 2018 and 2017 and December 31, 2017 and 2016.

	March 31,		December 31,
(in thousands)	2018	2017	2017	2016
Cash and cash equivalents	$193,695	$50,745	$191,218	$118,756
Restricted cash	16,991	9,313	6,677	9,861
Pledged cash and cash equivalents	74,445	84,808	88,785	82,742
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$285,131	$144,866	$286,680	$211,359

Recently Adopted and Recently Announced Accounting Pronouncements—The Company adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) in the first quarter of 2018 without an impact to the Company or its financial statements.  Substantially all of the Company’s revenue streams are related to loans, derivatives, financial instruments, and transfers and servicing, all of which are outside the scope of the new standard. The Company used the full retrospective method for adopting ASU 2014-09. However, there was no change to the revenue amounts recorded or an adjustment to the opening balance of retained earnings as the adoption of ASU 2014-09 did not result in a difference in the amount or timing of the Company’s revenues. Additionally, the Company did not recognize any contract assets or contract liabilities.

The Company adopted Accounting Standards Update 2016-01 (“ASU 2016-01”), Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of 2018 with no impact to the Company’s reported financial results as the Company does not have any equity investments not accounted for under the equity method.

In the first quarter of 2016, Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (Topic 842) was issued. ASU 2016-02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee’s initial direct costs. Lessees generally recognize lease expense for these leases on a straight-line basis, which is similar to the accounting treatment today. ASU 2016-02 requires additional disclosures and is effective for the Company

January 1, 2019. It also requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with a cumulative-effect adjustment to retained earnings recorded at the earliest comparative period. The Financial Accounting Standards Board (“FASB”) recently issued a proposed update to ASU 2016-02 that would provide companies with the option to apply a practical expedient that allows adoption of the provisions of ASU 2016-02 prospectively with a cumulative-effect adjustment recorded to retained earnings upon the date of adoption.

The Company intends to adopt the standard when required on January 1, 2019 and to elect the available practical expedients, including the proposed practical expedient discussed in the previous paragraph, if approved by the FASB. The Company has completed its analysis of the new standard and has begun to adapt its accounting systems for adoption. The Company expects to have its accounting systems ready in time for the adoption next year. The Company is also in the process of analyzing the disclosures that will be required for the new standard. We expect ASU 2016-02 to have an impact on the Consolidated Balance Sheets as quantified in the 2017 Form 10-K when we recognize ROU assets and the corresponding lease liability. We expect an immaterial impact on the statements of income. There will be no change to the classification of the Company’s leases, which are all currently classified as operating leases.

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

There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2017 Form 10-K.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Contractual loan origination related fees, net	$48,816	$50,897
Fair value of expected net cash flows from servicing recognized at commitment	35,228	48,677
Fair value of expected guaranty obligation recognized at commitment	(2,535)	(3,142)
Total gains from mortgage banking activities	$81,509	$96,432

The origination fees shown in the table are net of co-broker fees of $5.6 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively.

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

The fair values of the MSRs at March 31, 2018 and December 31, 2017 were $841.4 million and $834.5 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at March 31, 2018 is a decrease in the fair value of $19.9 million.

The impact of a 200-basis point increase in the discount rate at March 31, 2018 is a decrease in the fair value of $38.4 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three months ended March 31, 2018 and 2017 is shown in the table below:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Beginning balance	$634,756	$521,930
Additions, following the sale of loan	30,922	72,925
Amortization	(32,161)	(28,900)
Pre-payments and write-offs	(2,486)	(3,425)
Ending balance	$631,031	$562,530

The following tables summarize the components of the net carrying value of the Company’s acquired and originated MSRs as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$183,715	$(125,237)	$58,478
Originated MSRs	839,745	(267,192)	572,553
Total	$1,023,460	$(392,429)	$631,031

	As of December 31, 2017
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$183,715	$(121,643)	$62,072
Originated MSRs	820,137	(247,453)	572,684
Total	$1,003,852	$(369,096)	$634,756

The expected amortization of MSRs recorded as of March 31, 2018 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Nine Months Ending December 31,
2018	$84,201	$8,575	$92,776
Year Ending December 31,
2019	$100,069	$10,517	$110,586
2020	87,958	9,091	97,049
2021	76,770	7,466	84,236
2022	63,527	5,639	69,166
2023	52,262	4,960	57,222
Thereafter	107,766	12,230	119,996
Total	$572,553	$58,478	$631,031

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing TM (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers.

Activity related to the guaranty obligation for the three months ended March 31, 2018 and 2017 is presented in the following table:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Beginning balance	$41,187	$32,292
Additions, following the sale of loan	1,783	4,689
Amortization	(1,808)	(1,580)
Other	262	(90)
Ending balance	$41,424	$35,311

Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2018 and 2017 is shown in the following table:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Beginning balance	$3,783	$3,613
Provision (benefit) for risk-sharing obligations	(463)	(157)
Write-offs	—	—
Other	(262)	90
Ending balance	$3,058	$3,546

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

The Allowance for risk-sharing obligations as of March 31, 2018 is based primarily on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of March 31, 2018. As of March 31, 2018, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $5.9 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $76.0 billion as of March 31, 2018 compared to $74.5 billion as of December 31, 2017.

NOTE 7—WAREHOUSE NOTES PAYABLE

At March 31, 2018, to provide financing to borrowers, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.2 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at March 31, 2018 are shown in the table below:

	March 31, 2018
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility[1]	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$300,000	$—	$725,000	$120,903	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	500,000	300,000	—	800,000	177,577	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	480,000	—	—	480,000	102,541	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	228,680	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	30,000	—	—	30,000	19,017	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	250,000	—	500,000	—	30-day LIBOR plus 1.35%
Agency Warehouse Facility #7	250,000	100,000	—	350,000	63,547	30-day LIBOR plus 1.30%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	56,984	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,285,000	$2,450,000	$—	$4,735,000	$769,249

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$10,290	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	—	100,000	24,662	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	—	30-day LIBOR plus 2.00% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$—	$260,000	$34,952
Debt issuance costs	—	—	—	—	(1,705)
Total warehouse facilities	$2,545,000	$2,450,000	$—	$4,995,000	$802,496

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to partially fund loans held for investment.

During the second quarter of 2018, the Company executed the ninth amendment to the warehouse agreement related to Agency Warehouse Facility #3. The amendment extended the maturity date to April 30, 2019, increased the permanent committed borrowing capacity to $500.0 million, and established additional uncommitted borrowing capacity of $265.0 million. The uncommitted borrowing capacity expires on January 30, 2019. No other material modifications have been made to the agreement during 2018.

During the first quarter of 2018, the Company executed the first amendment to the warehouse credit and security agreement related to Agency Warehouse Facility #5 that extended the maturity date to July 12, 2019. The amendment also provides the Company the unilateral option to extend the agreement for one additional year. No other material modifications have been made to the agreement during 2018.

During the first quarter of 2018, the Company executed a warehousing and security agreement to establish Agency Warehouse Facility #7. The warehouse facility has a committed $250.0 million maximum borrowing amount and is scheduled to mature on February 2, 2019. The Company can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 130 basis points. The agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2018.

During the second quarter of 2018, the Company executed the eighth amendment to the credit and security agreement related to Interim Warehouse Facility #1 that extended the maturity date to April 30, 2019. No other material modifications have been made to the agreement during 2018.

During the second quarter of 2018, the Company exercised its option to extend the maturity date of Interim Warehouse Facility #3 to May 19, 2019. No other material modifications have been made to the agreement during 2018.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of the current period end.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Beginning balance	$123,767	$96,420
Additions from acquisitions	—	27,347
Impairment	—	—
Ending balance	$123,767	$123,767

As of March 31, 2018, the Company has fully amortized all material intangible assets obtained from acquisitions. During the three months ended March 31, 2018, the Company paid $5.2 million to settle the contingent consideration liability from the first of three annual earn-out periods. No payments were made during the three months ended March 31, 2017. The balance of contingent consideration liabilities as of March 31, 2018 and 2017 was $9.2 million and $13.7 million, respectively, and consisted primarily of the amount initially recorded upon acquisition in the first quarter of 2017.

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

•

Pledged Securities—Investments in cash and money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants. Consequently, the Company classifies this portion of pledged securities as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2018
Assets
Loans held for sale	$—	$787,552	$—	$787,552
Pledged securities	74,445	27,614	—	102,059
Derivative assets	—	—	20,417	20,417
Total	$74,445	$815,166	$20,417	$910,028

Liabilities
Derivative liabilities	$—	$—	$7,455	$7,455
Total	$—	$—	$7,455	$7,455

December 31, 2017
Assets
Loans held for sale	$—	$951,829	$—	$951,829
Pledged securities	88,785	9,074	—	97,859
Derivative assets	—	—	10,357	10,357
Total	$88,785	$960,903	$10,357	$1,060,045

Liabilities
Derivative liabilities	$—	$—	$1,850	$1,850
Total	$—	$—	$1,850	$1,850

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2018.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three months ended March 31, 2018 and 2017:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs:
	Derivative Instruments
	For the three months ended
	March 31,
(in thousands)	2018	2017
Derivative assets and liabilities, net
Beginning balance	$8,507	$57,428
Settlements	(77,054)	(147,863)
Realized gains recorded in earnings (1)	68,547	90,435
Unrealized gains recorded in earnings (1)	12,962	5,997
Ending balance	$12,962	$5,997

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2018:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$20,417	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$7,455	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2018 and December 31, 2017 are presented below:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$193,695	$193,695	$191,218	$191,218
Restricted cash	16,991	16,991	6,677	6,677
Pledged securities	102,059	102,059	97,859	97,859
Loans held for sale	787,552	787,552	951,829	951,829
Loans held for investment, net	59,886	60,157	66,510	66,963
Derivative assets	20,417	20,417	10,357	10,357
Total financial assets	$1,180,600	$1,180,871	$1,324,450	$1,324,903

Financial liabilities:
Derivative liabilities	$7,455	$7,455	$1,850	$1,850
Warehouse notes payable	802,496	804,201	937,769	939,500
Note payable	163,781	165,947	163,858	166,223
Total financial liabilities	$973,732	$977,603	$1,103,477	$1,107,573

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash—The carrying amounts approximate fair value because of the short maturity of these instruments (Level 1).

Pledged Securities—Consist of cash, highly liquid investments in money market accounts invested in government securities, and investments in Agency debt securities. The investments of the money market funds typically have maturities of 90 days or less and are valued using quoted market prices from recent trades. The fair value of the Agency debt securities incorporates the contractual cash flows of the security discounted at market-rate, risk-adjusted yields.

Loans Held for Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that the mortgage loan is funded and are valued using discounted cash flow models that incorporate observable inputs from market participants.

Loans Held  for Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of March 31, 2018 and December 31, 2017, no credit-related adjustments were required.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2018 and December 31, 2017.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2018
Rate lock commitments	$627,068	$16,801	$2,778	$19,579	$19,638	$(59)	$—
Forward sale contracts	1,397,240	—	(6,617)	(6,617)	779	(7,396)	—
Loans held for sale	770,172	13,541	3,839	17,380	—	—	17,380
Total		$30,342	$—	$30,342	$20,417	$(7,455)	$17,380

December 31, 2017
Rate lock commitments	$241,760	$7,587	$(678)	$6,909	$6,909	$—	$—
Forward sale contracts	1,175,192	—	1,598	1,598	3,448	(1,850)	—
Loans held for sale	933,432	19,317	(920)	18,397	—	—	18,397
Total		$26,904	$—	$26,904	$10,357	$(1,850)	$18,397

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As of March 31, 2018, the Company held the majority of its restricted liquidity in money market funds holding U.S. Treasuries. NOTE 2 provides a detail of the types of financial assets pledged to Fannie Mae to meet the restricted liquidity requirements. Substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2018 collateral requirements as outlined above. As of March 31, 2018, reserve requirements for the DUS loan portfolio will require the Company to fund $64.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2018. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At March 31, 2018, the net worth requirement was $157.9 million, and the Company's net worth, as defined in the requirements, was $745.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2018, the Company was required to maintain at least $31.1 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of March 31, 2018, the Company had operational liquidity, as defined in the requirements, of $206.3 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

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

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Weighted average number of shares outstanding used to calculate basic earnings per share	29,982	29,809

Dilutive securities
Unvested restricted shares and restricted share units	1,084	1,541
Stock options	799	656
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	31,865	32,006

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

	For the three months ended
	March 31,
(in thousands)	2018	2017
Average options	113	55
Average restricted shares	5	101

NOTE 12—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders' Equity
			Additional
	Common Stock		Paid-In		Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	AOCI	Earnings	Interests	Equity
Balance at December 31, 2017	30,016	$300	$229,080	$93	$579,943	$5,565	$814,981
Walker & Dunlop net income	—	—	—	—	36,861	—	36,861
Net income (loss) from noncontrolling interests	—	—	—	—	—	(154)	(154)
Other comprehensive income (loss), net of tax	—	—	—	(127)	—	—	(127)
Stock-based compensation - equity classified	—	—	5,093	—	—	—	5,093
Issuance of common stock in connection with equity compensation plans	567	5	4,846	—	—	—	4,851
Repurchase and retirement of common stock	(435)	(4)	(12,687)	—	(8,709)	—	(21,400)
Cash dividends paid	—	—	—	—	(7,838)	—	(7,838)
Balance at March 31, 2018	30,148	$301	$226,332	$(34)	$600,257	$5,411	$832,267

During the first quarter of 2018, the Company repurchased under a 2017 share repurchase program 244 thousand shares of its common stock at a weighted average price of $46.77 per share and immediately retired the shares, reducing stockholders’ equity by $11.4 million. During the first quarter of 2018, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock over a 12-month period. The Company had the full $50.0 million of authorized share repurchase capacity remaining as of March 31, 2018.

In February 2018, the Company’s Board of Directors declared a cash dividend of $0.25 per share for the first quarter of 2018. The dividend was paid during the first quarter of 2018 to all holders of record of our restricted and unrestricted common stock and restricted stock units. This dividend was the first such dividend payment since the Company’s initial public offering in December 2010. In May 2018, the Company’s Board of Directors declared a dividend of $0.25 per share for the second quarter of 2018. The dividend will be paid June 5, 2018 to all holders of record of our restricted and unrestricted common stock and restricted stock units as of May 18, 2018. The Company expects the dividends paid during 2018 to be an insignificant portion of the Company’s net income, retained earnings, and cash and cash equivalents.

The Company’s note payable contains direct restrictions to the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company can pay for the foreseeable future.

NOTE 13—SUBSEQUENT EVENTS

On March 14, 2018, the Company executed a purchase agreement to acquire 100% of the equity interests of JCR Capital Investment Corporation and subsidiaries (“JCR”), the operator of a private commercial real estate investment adviser, for a purchase price of $32.0 million cash. JCR is engaged in the management of investments in commercial real estate funds. The acquisition closed on April 12, 2018, at which time JCR became a wholly-owned subsidiary of the Company.

The Company has not completed the accounting for the JCR acquisition as of the issuance date of these financial statements. Therefore, disclosures relating to the goodwill recognized, if any, and the fair value of the assets acquired and liabilities assumed could not be presented.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).

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
•

other risks and uncertainties associated with our business described in our 2017 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate financing products and provide multifamily investment sales brokerage services. Our clients are owners and developers of commercial real estate across the country. We originate and sell loans through the programs of the GSEs and HUD (collectively the “Agencies”), with which we have long-established relationships. We are approved as a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender nationally, a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans (“Freddie Mac seller/servicer”) in 25 states and the District of Columbia, a Freddie Mac Approved Seller/Servicer for Seniors Housing and Targeted Affordable Housing nationwide, a HUD Multifamily Accelerated Processing lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker, and in some cases service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities issuers, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing cap is currently set at $60.0 million. Accordingly, our maximum loss exposure on any one loan is $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). During the first quarter of 2018, we requested on a loan-by-loan basis, and were granted, full risk sharing for each loan above $60.0 million up to $175.0 million. We expect that Fannie Mae will formally increase our cap from $60.0 million to $175.0 million during the second quarter of 2018, eliminating the need to make loan-by-loan requests for full risk sharing on loans above $60.0 million up to $175.0 million. We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

We currently offer interim loans to provide floating-rate, interest-only loans for terms of up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite, service, and asset-manage all loans executed through the Interim Program. The ultimate goal of the Interim Program is to provide permanent Agency financing on these transitional properties. The Interim Program has two distinct executions: held by a joint venture and held for investment.

During the second quarter of 2017, we formed a joint venture with an affiliate of one of the world’s largest owners of commercial real estate to originate, hold, and finance loans that meet the criteria of the Interim Program (the “Interim Program JV” or the “joint venture”). The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. Substantially all interim loans originated since the formation of the joint venture have been for the Interim Program JV. We expect that substantially all interim loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, we may opportunistically originate loans held for investment through the Interim Program in the future.

We originate and hold some Interim Program loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. Since we began originating interim loans in 2012, we have not experienced any delinquencies or charged off any Interim Program loans. As of March 31, 2018, we had four Interim Program loans held for investment with an aggregate outstanding unpaid principal balance of $60.2 million.

Through Walker & Dunlop Investment Sales, LLC (“WDIS”), we offer investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through our investment sales services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and our experienced transaction professionals. Our investment sales services are offered primarily in the eastern and southeastern United States. We have added several investment sales brokerage teams since the acquisition and continue to seek to add other investment sales brokers, with the goal of expanding these brokerage services nationally.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of March 31, 2018, we have preferred equity investments with one borrower totaling $42.8 million. We expect these preferred equity investments to be repaid within the next two years.

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries (“JCR”), the operator of a private commercial real estate investment adviser. JCR is engaged in the management of investments in commercial real estate funds and is now a wholly-owned subsidiary of the Company. The acquisition of JCR is part of our strategy to grow and diversify the company by increasing our assets under management.

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated. Additionally, we consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Condensed Consolidated Balance Sheets and Net income (loss) from noncontrolling interests in the Condensed Consolidated Statements of Income.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase is equal to the purchase price paid. The fair value at loan sale is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs recognized at loan sale were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model for originated MSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. We record an individual MSR asset (or liability) for each loan at loan sale. For purchased stand-alone servicing portfolios, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio. We have had three stand-alone servicing portfolio purchases, one of which occurred in 2016, one in 2017, and one in the second quarter of 2018.

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

For MSRs recognized at loan sale, the individual loan-level MSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. For MSRs related to purchased stand-alone servicing portfolios, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual MSRs do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We have not adjusted the estimated life of our purchased stand-alone servicing portfolios as the actual prepayment experience has not differed materially from the expected prepayment experience. We do not anticipate an adjustment to the estimated life of the portfolios will be necessary in the near term due to the characteristics of the portfolios, especially the relatively low weighted-average interest rates and the relatively long remaining periods of prepayment protection.

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

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to all risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. We have not experienced significant volatility in the general reserves loss percentage and do not expect to experience significant volatility in the near term.

When we place a risk-sharing loan on our watch list, we transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The Allowance for risk-sharing obligations as of March 31, 2018 is based primarily on general reserves related to the loans on the watch list as of March 31, 2018.

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market remain strong. Multifamily occupancy rates and effective rents continue to remain at historical highs based upon strong rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and loan origination volumes due to their importance to the cash flows of the underlying properties. Additionally, the single-family home ownership level remains near historic lows despite an increase in 2017 while new household formation grows, resulting in increased demand for multifamily housing. The MBA recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the fourth quarter of 2017, reaching $3.2 trillion by the end of the fourth quarter of 2017, an increase of 6.7% from the end of the fourth quarter of 2016 and an increase of 2.4% from the third quarter of 2017. Multifamily mortgage debt outstanding rose to $1.3 trillion as of the end of the fourth quarter 2017, an increase of 9.5% from the end of the fourth quarter of 2016 and an increase of 3.4% from the third quarter of 2017. The majority of this growth in multifamily mortgage debt outstanding was related to Agency lending. The MBA also recently reported that commercial real estate loan originations during 2017 increased 15% from 2016 and that multifamily loan originations during 2017 increased 17% from 2016.

The increase in rental housing demand and gaps in housing production have led to continued steady rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. Multifamily rents grew 2.5% in 2017 according to RealPage, a real estate technology and analytics company. However, according to RealPage, the 2017 pace of rent growth slowed to the lowest rate in seven years. According to Reis, a provider of commercial real estate data and analytics, rent growth during the first quarter of 2018 grew 4.4% since the first quarter of 2017, while the vacancy rate increased to 4.7% during the first quarter of 2018, a 10-basis-point increase from the first quarter of 2017. Reis also reported that new multifamily housing construction and absorption for the first quarter of 2018 were lower than the 2017 quarterly averages. We believe that the market demand for multifamily housing in the upcoming quarters will continue to absorb most of the capacity created by new construction and that vacancy rates will remain near historic lows, continuing to make multifamily properties an attractive investment option.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low interest rates, leading many borrowers to seek refinancing prior to the scheduled maturity date of their loans. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of lenders and amount of capital available to lend have increased. All of these factors have benefited our origination volumes over the past several years, especially in 2017, which was a record. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

The Federal Reserve raised its targeted Fed Funds Rate by 25 basis points during the first quarter of 2018 and 125 basis points during the 18-month period ended March 31, 2018. We have not experienced a decline in origination volume or profitability as long-term mortgage interest rates have remained at historically low levels as the yield curve has flattened throughout most of the past 18 months. Real Capital Analytics, a commercial real estate data analytics company, recently reported that in spite of these recent interest-rate increases and slowing rent growth, multifamily asset prices grew 11.1% year over year. We cannot be certain that these trends will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

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

The GSEs reported a combined loan origination volume of $24.3 billion during the first quarter of 2018 compared to $30.1 billion during the first quarter of 2017, a decrease of 24%. This reduction in overall GSE loan origination volume led to a 16% decline in our GSE loan origination volume year over year. We expect the GSEs to maintain their historical market share in a multifamily market that is projected by Freddie Mac to be $305.0 billion in 2018.  We believe our market leadership positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights, and cash revenue streams in the future. A continued decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2018.

We continue to significantly grow our capital markets platform to gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with the additions of brokered loan originators over the past several years, has resulted in significant growth in our brokered originations, as evidenced by the 18% year-over-year growth in brokered originations from the first quarter of 2017 to the first quarter of 2018. Our outlook for our capital markets platform is positive as we expect continued growth in commercial and multifamily markets in the near future.

Over the last few years, HUD has reduced the cost of borrowing, making HUD loans more competitive and returning them to relevance for our core multifamily borrowers over the past two years, as evidenced by a 54% increase in HUD loan originations from 2016 to 2017 and a 70% increase from the first quarter of 2017 to the first quarter of 2018. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We continue to add resources and scale to our HUD lending platform, particularly in the area of construction lending, seniors housing, and skilled nursing, where HUD remains an important provider of capital.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional properties and dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage REITs, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, floating-rate, high-yield commercial real estate investments. We originated $24.7 million of interim loans during the first quarter of 2018.

Finally, as we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we saw increased activity within the investment sales business during the first quarter of 2018. The overall investment sales market grew slightly in 2017, and the momentum carried over in the first quarter of 2018. The overall growth in the market, along with the additions we have made to our investment sales team over the past year, resulted in an 18% increase in our investment sales volume from the first quarter of 2017 to the first quarter of 2018. We continue our efforts to expand our investment sales platform more broadly across the United States and to increase the size of our investment sales team to capture what we believe will be strong multifamily investment sales activity over the coming quarters.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2018 and 2017. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended
	March 31,
(dollars in thousands)	2018	2017
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$1,240,502	$1,888,936
Freddie Mac	1,319,977	1,162,950
Ginnie Mae - HUD	352,416	207,032
Brokered (1)	1,573,909	1,330,298
Interim Loans	24,713	136,550
Total Loan Origination Volume	$4,511,517	$4,725,766
Investment Sales Volume	337,745	286,730
Total Transaction Volume	$4,849,262	$5,012,496

Key Performance Metrics:
Operating margin	30%	35%
Return on equity	18	28
Walker & Dunlop net income	$36,861	$43,221
Adjusted EBITDA (2)	52,149	50,305
Diluted EPS	1.16	1.35

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	37%	35%
Other operating expenses	9	7
Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees	1.08%	1.08%
Gains attributable to MSRs	0.72	0.96
Gains attributable to MSRs, as a percentage of Agency loan origination volume (3)	1.12	1.40

SUPPLEMENTAL OPERATING DATA – continued

	As of March 31,
Servicing Portfolio by Product:	2018	2017
Fannie Mae	$32,566,330	$28,741,065
Freddie Mac	27,709,640	21,426,315
Ginnie Mae - HUD	9,634,192	9,073,355
Brokered (1)	5,865,961	4,829,934
Interim Loans	215,481	313,355
Total Servicing Portfolio	$75,991,604	$64,384,024

Key Servicing Metrics (end of period):
Weighted-average servicing fee rate (basis points)	25.6	26.5
Weighted-average remaining term (years)	9.8	10.2

(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.

The following tables present a period-to-period comparison of our financial results for the three months ended March 31, 2018 and 2017.

FINANCIAL RESULTS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Revenues
Gains from mortgage banking activities	$81,509	$96,432	$(14,923)	(15)%
Servicing fees	48,040	41,525	6,515	16
Net warehouse interest income	1,857	6,620	(4,763)	(72)
Escrow earnings and other interest income	7,348	3,292	4,056	123
Other	8,698	10,643	(1,945)	(18)
Total revenues	$147,452	$158,512	$(11,060)	(7)

Expenses
Personnel	$55,273	$56,172	$(899)	(2)%
Amortization and depreciation	33,635	32,338	1,297	4
Provision (benefit) for credit losses	(477)	(132)	(345)	261
Interest expense on corporate debt	2,179	2,403	(224)	(9)
Other operating expenses	12,951	11,608	1,343	12
Total expenses	$103,561	$102,389	$1,172	1
Income from operations	$43,891	$56,123	$(12,232)	(22)
Income tax expense	7,184	13,063	(5,879)	(45)
Net income before noncontrolling interests	$36,707	$43,060	$(6,353)	(15)
Less: net income (loss) from noncontrolling interests	(154)	(161)	7	(4)
Walker & Dunlop net income	$36,861	$43,221	$(6,360)	(15)

Overview

For the three months ended March 31, 2018, the decrease in revenues was primarily attributable to a decrease in gains from mortgage banking activities. The decrease in gains from mortgage banking activities was largely related to a decrease in Fannie Mae loan origination volume. The increase in expenses was primarily the result of increased amortization and depreciation expense as the average MSR balance increased period over period.

Revenues

Gains from Mortgage Banking Activities.  The following tables provide additional information that helps explain changes in gains from mortgage banking activities period over period:

	Loan Origination Volume by Product Type
	For the three months ended
	March 31,
	2018	2017
Fannie Mae	27%	40%
Freddie Mac	29	25
Ginnie Mae - HUD	8	4
Brokered	35	28
Interim Loans	1	3

	Gains from Mortgage Banking Activities Detail
	For the three months ended
	March 31,
(dollars in thousands)	2018	2017
Origination Fees	$48,816	$50,897
Dollar Change	$(2,081)
Percentage Change	(4)%
MSR Income (1)	$32,693	$45,535
Dollar Change	$(12,842)
Percentage Change	(28)%
Origination Fee Rate (2) (basis points)	108	108
Basis Point Change	-
Percentage Change	0%
MSR Rate (3) (basis points)	72	96
Basis Point Change	(24)
Percentage Change	(25)%
Agency MSR Rate (4) (basis points)	112	140
Basis Point Change	(28)
Percentage Change	(20)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total loan origination volume.
(3)	MSR income as a percentage of total loan origination volume.
(4)	MSR income as a percentage of Agency loan origination volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The decrease in origination fees is related to the decrease in loan origination volume period over period, while the decrease in MSR income was largely attributable to a 34% decrease in Fannie Mae loan origination volume. The decrease in the MSR rate was primarily attributable to the decrease in Fannie Mae loan origination volume as a percentage of loan origination volume as shown above. The decrease in the Agency MSR rate was primarily attributable to the decrease in Fannie Mae loan origination volume as a percentage of Agency loan origination volume from 58% during the three months ended March 31, 2017 to 43% for the three months ended March 31, 2018. Fannie Mae loan originations are one of our most profitable products as they provide significant non-cash MSR income.

See the “Overview of Business Environment” section above for a detailed discussion of the factors driving the changes in loan origination volumes.

Servicing Fees.  The increase was primarily attributable to an increase in the average servicing portfolio from 2017 to 2018 as shown below due to new loan originations and relatively few payoffs, partially offset by a slight decrease in the servicing portfolio’s weighted-average servicing fee as shown below. The decrease in the weighted-average servicing fee was a result of an increase in the percentage of the Freddie Mac loans serviced as a percentage of the total servicing portfolio and a decrease in the percentage of the Fannie Mae loans serviced as a percentage of the total servicing portfolio. The servicing fees we earn on Fannie Mae loans are the highest of any of our loan products.

	Servicing Fees Details
	For the three months ended
	March 31,
(dollars in thousands)	2018	2017
Average Servicing Portfolio	$75,347,529	$63,488,227
Dollar Change	$11,859,302
Percentage Change	19%
Average Servicing Fee (basis points)	25.6	26.3
Basis Point Change	(0.7)
Percentage Change	(3)%

Net Warehouse Interest Income.  The decrease was primarily related to a $2.2 million decrease in net warehouse interest income from loans held for investment (“LHFI”) and a decrease in net warehouse interest income from loans held for sale (“LHFS”) of $2.6 million. The decrease in net warehouse interest income from loans held for investment was largely the result of a decrease in the average outstanding balance as shown below.  The decrease in net warehouse interest income from loans held for sale is the result of decreases in both the average balance of loans outstanding and the net spread as shown below. The decrease in the average balance of loans outstanding was largely due to the decreased loan origination volume year over year. The decrease in the net spread was a result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based.

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

	Net Warehouse Interest Income Details
	For the three months ended
	March 31,
(dollars in thousands)	2018	2017
Average LHFS Outstanding Balance	$956,775	$1,221,505
Dollar Change	$(264,730)
Percentage Change	(22)%
LHFS Net Spread (basis points)	46	120
Basis Point Change	(74)
Percentage Change	(62)%
Average LHFI Outstanding Balance	$65,351	$286,697
Dollar Change	$(221,346)
Percentage Change	(77)%
LHFI Net Spread (basis points)	458	411
Basis Point Change	47
Percentage Change	11%

Escrow Earnings and Other Interest Income.  The increase was due to an increase in both the average balance of escrow accounts and the average earnings rates year over year. The increase in the average balance was due to the increase in the average servicing portfolio. The increase in the average earnings rate was due to the increase in short-term interest rates over the past 12 months as discussed above in the “Overview of Business Environment” section.

Other Revenues.  The decrease was primarily attributable to decreases in prepayment fee income and assumption fee income, partially offset by an increase in investment sales placement fees resulting from the increased investment sales transaction volume. The decreases in prepayment fee income and assumption fee income were due to decreases in the activity associated with these revenues.

Expenses

Personnel.  The decrease was principally the result of lower loan originator commission costs and bonus expense, partially offset by increased salaries expense. Commission costs decreased due to the slight decrease in origination fee income. The decrease in bonus expense is due to the Company’s outperformance for the three months ended March 31, 2017. Salaries expense increased due to a rise in average headcount from 573 in 2017 to 625 in 2018 as a result of acquisitions and organic growth of the Company to support our expanding operations.

Amortization and Depreciation.  For the three months ended March 31, 2018, the increase was primarily attributable to loan origination activity and the resulting growth in the average MSR balance during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Over the past 12 months, we have added $68.5 million of MSRs, net of write offs due to prepayment.

Income Tax Expense.  The decrease was largely related to the enactment of the Tax Cuts and Jobs Act (“tax reform”) in December 2017. The tax reform significantly reduced the statutory Federal income tax rate from 35% to 21%. The reduction in the statutory tax rate led to a decrease in our estimated annual effective tax rate from 38.6% for the three months ended March 31, 2017 to 25.7% for the three months ended March 31, 2018. Partially offsetting the decrease in the estimated annual effective tax rate was a decrease in excess tax benefits that reduce income tax expense from $8.7 million during 2017 to $4.1 million during 2018. The decrease in the excess tax benefits was driven primarily by a reduction in the number of performance-based shares that vested and the decrease in the statutory tax rate. The effective tax rate for the three months ended March 31, 2018 was 16.4% compared to 23.3% for the three months ended March 31, 2017. We do not expect to have significant excess tax benefits during the remainder of 2018 and expect our annual estimated effective tax rate to not differ significantly from the 25.7% rate recorded for the three months ended March 31, 2018.

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

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended
	March 31,
(in thousands)	2018	2017
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$36,861	$43,221
Income tax expense	7,184	13,063
Interest expense on corporate debt	2,179	2,403
Amortization and depreciation	33,635	32,338
Provision (benefit) for credit losses	(477)	(132)
Net write-offs	—	—
Stock compensation expense	5,460	4,947
Gains attributable to mortgage servicing rights (1)	(32,693)	(45,535)
Adjusted EBITDA	$52,149	$50,305

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three months ended March 31, 2018 and 2017.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Origination fees	$48,816	$50,897	$(2,081)	(4)%
Servicing fees	48,040	41,525	6,515	16
Net warehouse interest income	1,857	6,620	(4,763)	(72)
Escrow earnings and other interest income	7,348	3,292	4,056	123
Other revenues	8,852	10,804	(1,952)	(18)
Personnel	(49,813)	(51,225)	1,412	(3)
Net write-offs	—	—	—	N/A
Other operating expenses	(12,951)	(11,608)	(1,343)	12
Adjusted EBITDA	$52,149	$50,305	$1,844	4

See the tables above for the components of the change in adjusted EBITDA for the three months ended March 31, 2018. The decrease in origination fees was largely related to the decrease in loan origination volume period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. Net warehouse interest income decreased largely as a result of a decline in the average balances of loans held for sale and loans held for investment. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the increases in short-term interest rates over the past year. Other revenues decreased primarily due to decreases in prepayment fee income and assumption fee income. The decrease in personnel expense was primarily due to decreased commission costs due to the decrease in origination fees and decreased bonus expense due to the Company’s outperformance in the prior year, partially offset by increased salaries expense due to a rise in headcount. Other operating expenses increased largely due to increased occupancy expenses due to the larger average headcount year over year.

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

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property, plant, and equipment. Our cash flows from investing activities also include the funding and repayment of loans held for investment, the funding of preferred equity investments, and the purchase of available-for-sale securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

Cash Flow from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically, we have used a combination of long-term debt and cash flows from operations to fund acquisitions, repurchase shares, pay cash dividends, and fund a portion of loans held for investment.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2018 and 2017.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the three months ended March 31,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Net cash provided by (used in) operating activities	$177,037	$644,118	$(467,081)	(73)%
Net cash provided by (used in) investing activities	(12,388)	(110,938)	98,550	(89)
Net cash provided by (used in) financing activities	(166,198)	(599,673)	433,475	(72)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	285,131	144,866	140,265	97

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$163,260	$653,654	$(490,394)	(75)%
Net cash provided by (used in) operating activities, excluding loan origination activity	13,777	(9,536)	23,313	(244)

Cash flows from investing activities
Purchase of pledged available-for-sale securities	$(18,634)	$—	$(18,634)	N/A %
Funding of preferred equity investments	(1,100)	(4,052)	2,952	(73)
Distributions from Interim Program JV	1,055	—	1,055	N/A
Acquisitions, net of cash received	—	(15,000)	15,000	(100)

Originations of loans held for investment	(7,319)	(139,442)	132,123	(95)
Total principal collected on loans held for investment	14,126	48,400	(34,274)	(71)
Net payoff of (investment in) loans held for investment	$6,807	$(91,042)	$97,849	(107)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(124,705)	$(650,492)	$525,787	(81)%
Borrowings of interim warehouse notes payable	—	102,377	(102,377)	(100)
Repayments of interim warehouse notes payable	(10,594)	(36,300)	25,706	(71)
Repurchase of common stock	(21,400)	(17,541)	(3,859)	22
Cash dividends paid	(7,838)	—	(7,838)	N/A
Payment of contingent consideration	(5,150)	—	(5,150)	N/A

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operations is primarily attributable to the receipt of $0.2 billion for the funding of loan originations, net of sales of loans to third parties during the first quarter of 2018 compared to the receipt of $0.7 billion for the funding of loan originations, net of sales to third parties during the first quarter of 2017. Excluding cash used for the origination and sale of loans, net cash provided by operations was $13.8 million during the first quarter of 2018 compared to net cash used in operations of $9.5 million during the first quarter of 2017. The significant components of the change included a smaller reduction to net income related to gains attributable to future servicing rights of $12.8 million, an increase of $1.3 million in the adjustment to net income for amortization and depreciation, and a smaller use of cash for servicing fee and other receivables of $17.3 million, partially offset by a decrease of $6.4 million in net income before noncontrolling interests and a smaller increase to net income related to the change in the fair value of premiums and origination fees of $2.9 million.

The change in cash provided by (used in) investing activities is primarily attributable to decreases in the net investment in loans held for investment, cash paid for acquisitions, and funding of preferred equity investments, partially offset by an increase in purchases of pledged available-for-sale (“AFS”) securities. The net payoff of loans held for investment during the first quarter of 2018 was $6.8 million compared to net investment in loans held for investment of $91.0 million during the first quarter of 2017. Of the $6.8 million of the net payoff of loans held for investment during 2018, $10.6 million was funded using interim warehouse borrowings (included in cash flows from financing activities), requiring an additional $3.8 million of corporate cash. Of the $91.0 million of the net investment in loans held for investment during 2017, $66.1 million was funded using interim warehouse borrowings, with the remaining $24.9 million funded using corporate cash. The decrease in net cash paid for acquisitions was due to the lack of acquisition activity in 2018. The decrease in funding of preferred equity investments is due to our reaching the full commitment amount in the first quarter of 2018. The increase in purchases of pledged AFS securities is due to a Company initiative to invest pledged collateral in AFS securities that began at the end of the fourth quarter of 2017.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period, partially offset by a decrease in net borrowings of interim warehouse notes payable and increases in cash used to repurchase and retire shares of our common stock, cash used to pay dividends, and cash paid for contingent consideration for a prior acquisition. The change in net borrowings (repayments) of warehouse borrowings during the first quarter of 2018 was due to a large increase in the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities (as defined below) from December 31, 2017 to March 31, 2018. During 2018, the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities decreased $163.3 million from their December 31, 2017 balance compared to a decrease of $653.7 million during the same period in 2017. Substantially all of the loans held for sale at the end of each period were funded with warehouse borrowings, with some loans held for sale funded with corporate cash. The change in net borrowings of interim warehouse notes payable was principally due to a decrease in originations of loans held for investment year over year due to the creation of the Interim Program JV in the second quarter of 2017. The increase in share repurchase activity was principally related to shares repurchased under a share buyback program, partially offset by a decrease in the repurchase of shares to settle employee tax obligations for performance-based share awards. During the first quarter of 2018, we repurchased 244 thousand shares for an aggregate cost of $11.4 million compared to zero shares repurchased during the first quarter of 2017. No performance-based awards vested during 2018 compared to 0.6 million shares during 2017. During the first quarter of 2018, we paid the first cash dividend in our history as a public company. We paid $5.2 million to settle contingent consideration liabilities associated with an acquisition completed during the first quarter of 2017 as the first of three annual earn-out periods ended during the first quarter of 2018.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of (i) short-term liquidity necessary to fund loans held for sale; (ii) liquidity necessary to fund loans held for investment under the Interim Program; (iii) liquidity necessary to pay cash dividends; (iv) liquidity necessary to fund our portion of the equity necessary for the operations of the Interim Program JV; (v) working capital to support our day-to-day operations, including debt service payments, servicing advances consisting of principal and interest advances for Fannie Mae or HUD loans that become delinquent, advances on insurance and tax payments if the escrow funds are insufficient, and payments for salaries, commissions, and income taxes; and (vi) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the March 31, 2018 requirements. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2018, the net worth requirement was $157.9 million and our net worth, as defined in the requirements, was $745.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2018, we were required to maintain at least $31.1 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2018, we had operational liquidity, as defined in the requirements, of $206.3 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of March 31, 2018, we have funded $42.8 million of such investments. We expect these preferred equity investments to be repaid to us within the next two years.

Prior to 2018, we retained all earnings for the operation and expansion of our business and therefore did not pay cash dividends on our common stock. However, we paid a cash dividend of $0.25 per share for the first quarter of 2018, and on May 1, 2018, our Board of Directors declared a cash dividend of $0.25 per share for the second quarter of 2018. We expect to continue to make regular quarterly dividend payments for the foreseeable future. Over the past three years, we have repurchased 3.0 million shares of our common stock from a large stockholder for a cost of $46.8 million, repurchased 1.0 million shares of our common stock under share repurchase programs for a cost of $36.5 million, invested $121.4 million of cash in acquisitions and the purchase of mortgage servicing rights, funded $42.8 million of preferred equity investments, and paid cash dividends of $7.8 million. We continually seek opportunities to execute additional acquisitions and purchases of mortgage servicing rights and complete such acquisitions if the economics of these acquisitions are favorable. In February 2018, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 9, 2018. We have not repurchased any shares under the 2018 repurchase program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of March 31, 2018, we held money market funds holding U.S. Treasuries in the aggregate amount of $71.8 million and Agency MBS with an aggregate fair value of $27.6 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2018 collateral requirements as outlined above. As of March 31, 2018, reserve requirements for the DUS loan portfolio will require us to fund $64.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. As noted previously, we began requesting full risk of loss on originated loans up to $175.0 million during the first quarter of 2018 compared to $60.0 million in previous periods. This change in the risk-sharing cap will result in a relatively greater level of restricted liquidity required in the future for risk-sharing loans between $60.0 million and $175.0 million. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2018.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of March 31, 2018.

	March 31, 2018
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$300,000	$—	$725,000	$120,903	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	500,000	300,000	—	800,000	177,577	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	480,000	—	—	480,000	102,541	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	228,680	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	30,000	—	—	30,000	19,017	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	250,000	—	500,000	—	30-day LIBOR plus 1.35%
Agency Warehouse Facility #7	250,000	100,000	—	350,000	63,547	30-day LIBOR plus 1.30%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	56,984	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,285,000	$2,450,000	$—	$4,735,000	$769,249

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$10,290	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	—	100,000	24,662	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	—	30-day LIBOR plus 2.00% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$—	$260,000	$34,952
Total warehouse facilities	$2,545,000	$2,450,000	$—	$4,995,000	$804,201

Agency Warehouse Facilities

At March 31, 2018, to provide financing to borrowers under the Agencies’ programs, we have seven committed and uncommitted warehouse lines of credit in the amount of $3.2 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Seven of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

Agency Warehouse Facility #1

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 29, 2018. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2018.

Agency Warehouse Facility #2

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 10, 2018. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2018.

Agency Warehouse Facility #3

We have a warehousing credit and security agreement with a national bank for a $480.0 million committed warehouse line that is scheduled to mature on April 30, 2019. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 125 basis points. During the second quarter of 2018, the Company executed the ninth amendment to the warehouse agreement that extended the maturity date to April 30, 2019, increased the permanent committed borrowing capacity to $500.0 million, and established additional uncommitted borrowing capacity of $265.0 million. The uncommitted borrowing capacity expires on January 30, 2019. No other material modifications have been made to the agreement during 2018.

Agency Warehouse Facility #4

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 5, 2018.  The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 130 basis points. No material modifications have been made to the agreement during 2018.

Agency Warehouse Facility #5

We have a $30.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on July 12, 2019. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. During the first quarter of 2018, the Company executed the first amendment to the warehouse credit and security agreement that extended the maturity date to July 12, 2019. The amendment also provides the Company the unilateral option to extend the agreement for one additional year. No other material modifications have been made to the agreement during 2018.

Agency Warehouse Facility #6

We have a $250.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on September 18, 2018.  The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 135 basis points. In addition to the committed borrowing capacity, the agreement provides $250.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2018.

Agency Warehouse Facility #7

During the first quarter of 2018, we executed a warehousing and security agreement to establish Agency Warehouse Facility #7. The warehouse facility has a committed $250.0 million maximum borrowing amount and is scheduled to mature on February 2, 2019. We can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 130 basis points. The agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2018.

Uncommitted Agency Warehouse Facility

We have a $1.5 billion uncommitted facility with Fannie Mae under its As Soon As Pooled funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR plus 115 basis points, with a minimum 30-day LIBOR rate of 35 basis points. There is no expiration date for this facility. No changes have been made to the uncommitted facility during 2018. The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $260.0 million as of March 31, 2018 (“Interim Warehouse Facilities”). Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1

We have an $85.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2019. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2018, we executed the eighth amendment to the credit and security agreement that extended the maturity date to April 30, 2019. No other material modifications have been made to the agreement during 2018.

Interim Warehouse Facility #2

We have a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2019. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications have been made to the agreement during 2018.

Interim Warehouse Facility #3

We have a $75.0 million repurchase agreement that is scheduled to mature on May 19, 2019. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 200 basis points to 250 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2018, we exercised our option to extend the maturity date to May 19, 2019. No other material modifications have been made to the agreement during 2018.

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. We were in compliance with all covenants as of March 31, 2018.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the LIBOR Rate plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. The applicable margin is 3.00% for LIBOR Rate loans and 2.00% for Base Rate loans as of March 31, 2018.

Our obligations under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent. As of March 31, 2018, the outstanding principal balance of the Term Loan was $165.9 million.

The Term Loan and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of March 31, 2018, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	March 31,
(dollars in thousands)	2018	2017
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$25,049,050	$21,465,009
Fannie Mae Modified Risk	7,389,463	7,035,879
Freddie Mac Modified Risk	53,092	53,359
Interim Program JV Modified Risk (1)	155,324	—
Total risk-sharing servicing portfolio	$32,646,929	$28,554,247

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$127,817	$240,177
Freddie Mac No Risk	27,656,548	21,372,956
GNMA - HUD No Risk	9,634,192	9,073,355
Brokered	5,865,961	4,829,934
Total non-risk-sharing servicing portfolio	$43,284,518	$35,516,422
Total loans serviced for others	$75,931,447	$64,070,669
Interim loans (full risk) servicing portfolio	60,157	313,355
Total servicing portfolio unpaid principal balance	$75,991,604	$64,384,024

At risk servicing portfolio (2)	$28,883,122	$25,187,219
Maximum exposure to at risk portfolio (3)	5,912,327	5,183,874
60+ day delinquencies, within at risk portfolio	5,962	—
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	5,962	—

60+ day delinquencies as a percentage of the at risk portfolio	0.02%	0.00
Allowance for risk-sharing as a percentage of the at risk portfolio	0.01	0.01
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	51.29	N/A
Allowance for risk-sharing as a percentage of maximum exposure	0.05	0.07
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.75	0.75

(1)	We indirectly share in a portion of the risk of loss associated with these loans through our 15% equity ownership in the Interim Program JV.
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

For example, a $15.0 million loan with 50% risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk sharing. Accordingly, if the $15.0 million loan with 50% risk-sharing were to default, we would view the overall loss as a percentage of the at risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, substantially all of the risk-sharing obligations that we have settled have been from full risk-sharing loans.

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

Our full risk-sharing cap is currently set at $60.0 million. Accordingly, our maximum loss exposure on any one loan is $12.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). During the first quarter of 2018, we requested on a loan-by-loan basis, and were granted, full risk sharing for each loan above $60.0 million up to $175.0 million. We expect that Fannie Mae will formally increase our cap from $60.0 million to $175.0 million during the second quarter of 2018, eliminating the need to make loan-by-loan requests for full risk sharing on loans above $60.0 million up to $175.0 million. We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions.

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

For the three months ended March 31, 2018 and 2017 the benefit for risk-sharing obligations was $0.5 million and $0.2 million, respectively. As there is currently only one defaulted loan in the at risk servicing portfolio, the Allowance for risk-sharing obligations as of March 31, 2018 is based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of March 31, 2018. The Allowance for risk-sharing obligations as of March 31, 2017 was based entirely on our collective assessment of the probability of loss related to the loans on the watch list as of March 31, 2017.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

See NOTE 2 to the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. Although we do not believe any of the accounting pronouncements listed there will have a significant impact on our business activities or compliance with our debt covenants, we are still in the process of determining the impact some of the new pronouncements may have on our financial results and operating activities.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of March 31, 2018 and 2017 was 188 basis points and 98 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of March 31,
Change in annual escrow earnings due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$18,328	$13,808
100 basis point decrease in 30-day LIBOR (1)	(18,328)	(12,689)

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

	As of March 31,
Change in annual net warehouse interest income due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$(2,592)	$(2,580)
100 basis point decrease in 30-day LIBOR (1)	2,592	2,535

All of our corporate debt is based on 30-day LIBOR, with a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of March 31,
Change in annual earnings due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR (2)	$(1,659)	$(1,642)
100 basis point decrease in 30-day LIBOR (3)	1,460	—

(1)	The decrease in 2017 was to zero as 30-day LIBOR was less than 100 basis points.
(2)	The increase in 2017 was 98 basis points due to the 30-day LIBOR floor.
(3)	There was no impact in 2017 as 30-day LIBOR at the time was less than the 30-day LIBOR floor. The decrease in 2018 was 88 basis points due to the 30-day LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $19.9 million as of March 31, 2018, compared to $22.1 million as of March 31, 2017. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of March 31, 2018, 87% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 86% as of March 31, 2017; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2017 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the 2017 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2018, we purchased 192 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2018. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ending February 9, 2019. The Company had $50.0 million of authorized share repurchase capacity remaining as of March 31, 2018 as all share repurchases made under publicly announced programs during the quarter ended March 31, 2018 as shown below were made under a 2017 share repurchase program. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2018:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2018	162,224	$46.93	162,224	$51,423,398
February 1-28, 2018	208,990	49.47	81,641	50,000,000
March 1-31, 2018	64,393	53.50	—	50,000,000
Total	435,607		243,865

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

Date: May 2, 2018	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 2, 2018	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer