Form 10-Q
period 2018-06-30
Walker & Dunlop, Inc.
filed 2018-08-01
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 25, 2018, there were 31,267,236 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Cash and cash equivalents	$81,531	$191,218
Restricted cash	29,986	6,677
Pledged securities, at fair value	105,803	97,859
Loans held for sale, at fair value	1,257,256	951,829
Loans held for investment, net	130,397	66,510
Servicing fees and other receivables, net	44,804	41,693
Derivative assets	26,632	10,357
Mortgage servicing rights	638,914	634,756
Goodwill and other intangible assets	157,240	124,543
Other assets	88,017	82,985
Total assets	$2,560,580	$2,208,427

Liabilities
Accounts payable and other liabilities	$188,321	$238,538
Performance deposits from borrowers	29,083	6,461
Derivative liabilities	8,669	1,850
Guaranty obligation, net of accumulated amortization	42,470	41,187
Allowance for risk-sharing obligations	4,070	3,783
Warehouse notes payable	1,250,642	937,769
Note payable	163,704	163,858
Total liabilities	$1,686,959	$1,393,446

Equity
Preferred shares, authorized 50,000; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 30,390 shares at June 30, 2018 and 30,016 shares at December 31, 2017.	304	300
Additional paid-in capital	234,564	229,080
Accumulated other comprehensive income (loss) ("AOCI")	(87)	93
Retained earnings	633,508	579,943
Total stockholders’ equity	$868,289	$809,416
Noncontrolling interests	5,332	5,565
Total equity	$873,621	$814,981
Commitments and contingencies (NOTE 10)	—	—
Total liabilities and equity	$2,560,580	$2,208,427

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Gains from mortgage banking activities	$102,237	$102,176	$183,746	$198,608
Servicing fees	49,317	43,214	97,357	84,739
Net warehouse interest income	2,392	5,800	4,249	12,420
Escrow earnings and other interest income	9,276	4,514	16,624	7,806
Other	14,982	10,703	23,680	21,346
Total revenues	$178,204	$166,407	$325,656	$324,919

Expenses
Personnel	$71,426	$63,516	$126,699	$119,688
Amortization and depreciation	35,489	32,860	69,124	65,198
Provision (benefit) for credit losses	800	(93)	323	(225)
Interest expense on corporate debt	2,343	2,443	4,522	4,846
Other operating expenses	15,176	11,599	28,127	23,207
Total expenses	$125,234	$110,325	$228,795	$212,714
Income from operations	$52,970	$56,082	$96,861	$112,205
Income tax expense	11,937	21,570	19,121	34,633
Net income before noncontrolling interests	$41,033	$34,512	$77,740	$77,572
Less: net income (loss) from noncontrolling interests	(79)	(55)	(233)	(216)
Walker & Dunlop net income	$41,112	$34,567	$77,973	$77,788
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	(53)	8	(180)	8
Walker & Dunlop comprehensive income	$41,059	$34,575	$77,793	$77,796

Basic earnings per share	$1.36	$1.15	$2.59	$2.60
Diluted earnings per share	$1.28	$1.08	$2.44	$2.43
Cash dividends declared per common share	$0.25	$—	$0.50	$—

Basic weighted average shares outstanding	30,248	30,131	30,116	29,971
Diluted weighted average shares outstanding	32,154	32,097	32,009	32,067

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income before noncontrolling interests	$77,740	$77,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(79,737)	(90,204)
Change in the fair value of premiums and origination fees	(3,527)	1,921
Amortization and depreciation	69,124	65,198
Provision (benefit) for credit losses	323	(225)
Other operating activities, net	(318,073)	365,850
Net cash provided by (used in) operating activities	$(254,150)	$420,112

Cash flows from investing activities
Capital expenditures	$(1,151)	$(2,049)
Purchases of pledged available-for-sale securities	(38,566)	—
Funding of preferred equity investments	(1,100)	(11,385)
Distributions from Interim Program JV	1,209	—
Acquisitions, net of cash received	(33,102)	(15,000)
Purchase of mortgage servicing rights	(1,814)	—
Originations of loans held for investment	(151,754)	(167,079)
Principal collected on loans held for investment upon payoff	87,688	100,980
Net cash provided by (used in) investing activities	$(138,590)	$(94,533)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$323,153	$(414,266)
Borrowings of interim warehouse notes payable	50,455	128,660
Repayments of interim warehouse notes payable	(61,049)	(75,615)
Repayments of note payable	(552)	(552)
Proceeds from issuance of common stock	8,067	2,885
Repurchase of common stock	(21,457)	(17,590)
Cash dividends paid	(15,699)	—
Payment of contingent consideration	(5,150)	—
Debt issuance costs	(1,881)	(1,053)
Net cash provided by (used in) financing activities	$275,887	$(377,531)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(116,853)	$(51,952)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	286,680	211,359
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$169,827	$159,407

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$21,338	$22,513
Cash paid for income taxes	31,299	27,748

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products, provides multifamily investment sales brokerage services, and engages in commercial real estate investment management activities. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). The Company brokers, and in some cases service, loans for various life insurance companies, commercial banks, commercial mortgage backed securities issuers, and other institutional investors, in which cases the Company does not fund the loan. The Company also offers a proprietary loan program offering interim loans (the “Interim Program”). During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries (“JCR”), the operator of a private commercial real estate investment adviser. JCR, a wholly-owned subsidiary, is engaged in the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2018. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2018. No other material subsequent events have occurred that would require disclosure.

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

Contracts with Customers—Substantially all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is not significant and derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is completed in a short period of time. The Company had no contract assets or liabilities as of June 30, 2018 and December 31, 2017. The following table presents information about the Company’s contracts with customers for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
(in thousands)	June 30,		June 30,
Description	2018	2017	2018	2017	Statement of income line item
Certain loan origination fees	$12,371	$13,380	$23,656	$23,452	Gains from mortgage banking activities
Investment sales broker fees, assumption fees, application fees, and other	8,092	4,477	12,417	9,418	Other revenues
Total revenues derived from contracts with customers	$20,463	$17,857	$36,073	$32,870

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of generally up to three years and are all multifamily loans with similar risk characteristics. As of June 30, 2018, Loans held for investment, net consisted of 11 loans with an aggregate $131.0 million of unpaid principal balance less $0.5 million of net unamortized deferred fees and costs and $0.1 million of allowance for loan losses. As of December 31, 2017, Loans held for investment, net consisted of five loans with an aggregate $67.0 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $0.1 million of allowance for loan losses.

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of June 30, 2018 or December 31, 2017. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012. The allowances for loan losses recorded as of June 30, 2018 and December 31, 2017 were based on the Company’s collective assessment of the portfolio.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Provision (benefit) for loan losses	$79	$(215)	$66	$(190)
Provision (benefit) for risk-sharing obligations	721	122	257	(35)
Provision (benefit) for credit losses	$800	$(93)	$323	$(225)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for sale or investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment during the period of time the loan is outstanding. Included in Net warehouse interest income for the three and six months ended June 30, 2018 and 2017 are the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Warehouse interest income - loans held for sale	$11,382	$9,413	$20,146	$21,353
Warehouse interest expense - loans held for sale	(9,900)	(6,983)	(17,555)	(15,248)
Net warehouse interest income - loans held for sale	$1,482	$2,430	$2,591	$6,105

Warehouse interest income - loans held for investment	$1,647	$5,315	$3,068	$9,993
Warehouse interest expense - loans held for investment	(737)	(1,945)	(1,410)	(3,678)
Net warehouse interest income - loans held for investment	$910	$3,370	$1,658	$6,315

Total net warehouse interest income	$2,392	$5,800	$4,249	$12,420

Income Taxes—The Company records the excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded excess tax benefits of $1.7 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and $5.8 million and $8.8 million during the six months ended June 30, 2018 and 2017, respectively.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of June 30, 2018 and 2017 and December 31, 2017 and 2016:

	June 30,		December 31,
(in thousands)	2018	2017	2017	2016
Pledged cash and cash equivalents:
Cash	$3,238	$1,761	$2,201	$4,358
Money market funds	55,072	88,540	86,584	78,384
Total pledged cash and cash equivalents	$58,310	$90,301	$88,785	$82,742
Agency debt securities	47,493	2,100	9,074	2,108
Total pledged securities, at fair value	$105,803	$92,401	$97,859	$84,850

The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and have maturity dates ranging primarily from 2021 to 2030. As of June 30, 2018 and December 31, 2017, the fair value of the Agency debt securities approximated their amortized cost. As of June 30, 2018 and December 31, 2017, the total gains for securities with net gains in AOCI was $0.1 million and $0.1 million, respectively. As of June 30, 2018 and December 31, 2017, the total losses for securities with net losses in AOCI were $0.1 million and zero, respectively. As of June 30, 2018, the Company does not intend to sell any of the Agency debt securities, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed above) to be restricted cash and restricted cash equivalents. The following table, in conjunction with the detail of Pledged securities, at fair value presented above, presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of June 30, 2018 and 2017 and December 31, 2017 and 2016.

	June 30,		December 31,
(in thousands)	2018	2017	2017	2016
Cash and cash equivalents	$81,531	$53,338	$191,218	$118,756
Restricted cash	29,986	15,768	6,677	9,861
Pledged cash and cash equivalents	58,310	90,301	88,785	82,742
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$169,827	$159,407	$286,680	$211,359

Recently Announced Accounting Pronouncements—In the first quarter of 2016, Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (Topic 842) was issued. ASU 2016-02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee’s initial direct costs. Lessees generally recognize lease expense for these leases on a straight-line basis, which is similar to the accounting treatment today. ASU 2016-02 requires additional disclosures and is effective for the Company January 1, 2019. The new lease standard requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with a cumulative-effect adjustment to retained earnings recorded at the earliest comparative period. The Financial Accounting Standards Board (“FASB”) recently issued a proposed update to ASU 2016-02 that would provide companies with the option to apply a practical expedient that allows adoption of the provisions of ASU 2016-02 prospectively with a cumulative-effect adjustment recorded to retained earnings upon the date of adoption.

The Company intends to adopt the standard when required on January 1, 2019 and to elect the available practical expedients, including the proposed practical expedient discussed in the previous paragraph, if approved by the FASB. The Company has completed its analysis of the new standard and has begun to adapt its accounting systems for adoption. The Company expects to have its accounting systems ready in time for the adoption next year. The Company is also in the process of analyzing the disclosures that will be required for the new standard. The Company expects ASU 2016-02 to have an impact on the Consolidated Balance Sheets as quantified in the 2017 Form 10-K when it recognizes ROU assets and the corresponding lease liabilities. The Company expects an immaterial impact on the statements of income. There will be no change to the classification of the Company’s leases, which are all currently classified as operating leases.

In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued. ASU 2016-13 ("the Standard") represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance on the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses. ASU 2016-13 requires modified retrospective application to all outstanding, in-scope instruments, with a cumulative-effect adjustment recorded to opening retained earnings as of the beginning of the period of adoption.

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

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Contractual loan origination related fees, net	$55,193	$57,507	$104,009	$108,404
Fair value of expected net cash flows from servicing recognized at commitment	51,725	48,318	86,953	96,995
Fair value of expected guaranty obligation recognized at commitment	(4,681)	(3,649)	(7,216)	(6,791)
Total gains from mortgage banking activities	$102,237	$102,176	$183,746	$198,608

The origination fees shown in the table are net of co-broker fees of $6.9 million and $6.5 million for the three months ended June 30, 2018 and 2017, respectively, and $12.4 million and $10.2 million for the six months ended June 30, 2018 and 2017, respectively.

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

The fair values of the MSRs at June 30, 2018 and December 31, 2017 were $842.6 million and $834.5 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at June 30, 2018 is a decrease in the fair value of $28.4 million.

The impact of a 200-basis point increase in the discount rate at June 30, 2018 is a decrease in the fair value of $54.7 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three and six months ended June 30, 2018 and 2017 is shown in the table below:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$631,031	$562,530	$634,756	$521,930
Additions, following the sale of loan	42,559	44,650	73,481	117,574
Purchases	1,814	—	1,814	—
Amortization	(32,801)	(29,325)	(64,962)	(58,224)
Pre-payments and write-offs	(3,689)	(4,696)	(6,175)	(8,121)
Ending balance	$638,914	$573,159	$638,914	$573,159

The following tables summarize the components of the net carrying value of the Company’s acquired and originated MSRs as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$185,529	$(130,584)	$54,945
Originated MSRs	860,106	(276,137)	583,969
Total	$1,045,635	$(406,721)	$638,914

	As of December 31, 2017
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$183,715	$(121,643)	$62,072
Originated MSRs	820,137	(247,453)	572,684
Total	$1,003,852	$(369,096)	$634,756

The expected amortization of MSRs recorded as of June 30, 2018 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Six Months Ending December 31,
2018	$57,405	$5,626	$63,031
Year Ending December 31,
2019	$105,354	$10,483	$115,837
2020	92,603	9,128	101,731
2021	80,878	7,688	88,566
2022	67,591	5,901	73,492
2023	56,169	5,129	61,298
Thereafter	123,969	10,990	134,959
Total	$583,969	$54,945	$638,914

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and ServicingTM (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers.

Activity related to the guaranty obligation for the three and six months ended June 30, 2018 and 2017 is presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$41,424	$35,311	$41,187	$32,292
Additions, following the sale of loan	3,287	3,046	5,070	7,736
Amortization	(1,950)	(1,885)	(3,757)	(3,466)
Other	(291)	20	(30)	(70)
Ending balance	$42,470	$36,492	$42,470	$36,492

Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2018 and 2017 is shown in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$3,058	$3,546	$3,783	$3,613
Provision (benefit) for risk-sharing obligations	721	122	257	(35)
Write-offs	—	—	—	—
Other	291	(20)	30	70
Ending balance	$4,070	$3,648	$4,070	$3,648

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

The Allowance for risk-sharing obligations as of June 30, 2018 is based primarily on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of June 30, 2018. As of June 30, 2018, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $6.2 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $77.8 billion as of June 30, 2018 compared to $74.3 billion as of December 31, 2017.

NOTE 7—WAREHOUSE NOTES PAYABLE

At June 30, 2018, to provide financing to borrowers, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.5 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at June 30, 2018 are shown in the table below:

	June 30, 2018
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility[1]	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$300,000	$—	$725,000	$200,652	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	500,000	300,000	—	800,000	204,359	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	500,000	265,000	—	765,000	375,701	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	209,517	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	30,000	—	—	30,000	18,978	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	250,000	—	500,000	—	30-day LIBOR plus 1.35%
Agency Warehouse Facility #7	250,000	100,000	—	350,000	37,980	30-day LIBOR plus 1.30%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	169,920	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,305,000	$2,715,000	$—	$5,020,000	$1,217,107

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$10,290	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	—	100,000	24,662	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	—	30-day LIBOR plus 1.90% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$—	$260,000	$34,952
Debt issuance costs	—	—	—	—	(1,417)
Total warehouse facilities	$2,565,000	$2,715,000	$—	$5,280,000	$1,250,642

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

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

During the second quarter of 2018, the Company executed the third amendment to the repurchase agreement related to Interim Warehouse Facility #3 that extended the maturity date to May 18, 2019 and lowered the minimum interest rate from 30-day LIBOR plus 200 basis points to 30-day LIBOR plus 190 basis points. No other material modifications have been made to the agreement during 2018.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of the current period end.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the six months ended June 30, 2018 and 2017 follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Beginning balance	$123,767	$96,420
Additions from acquisitions	29,957	27,347
Impairment	—	—
Ending balance	$153,724	$123,767

The addition from acquisitions during the six months ended June 30, 2018 shown in the table above relates to an immaterial acquisition completed on April 12, 2018. The Company purchased 100% of the equity interests of JCR for $35.0 million in cash consideration. Prior to the acquisition, JCR was a privately held, SEC-registered investment advisor focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition is part of the Company’s strategy to grow and diversify the Company by building out an investment management platform and growing assets under management.

A significant portion of the value associated with JCR related to its assembled workforce and investment management platform, resulting in $30.0 million of goodwill. The Company expects none of the goodwill to be tax deductible. The other assets acquired included investment management contract intangible assets of $2.4 million, which was determined using the income approach (Level 3), $4.2 million of accounts receivable, which was determined using the market approach (Level 2), and immaterial balances related to other intangible assets and other assets. Liabilities assumed were immaterial. The Company allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed based on their estimated acquisition-date fair values. The residual amount of the consideration transferred less the net assets acquired was recognized as goodwill. The operations of JCR have been merged into the Company’s existing operations. The goodwill resulting from the acquisition of JCR is allocated to the Company’s one reporting unit. Total revenues and income from operations related to JCR since the acquisition and the pro-forma incremental revenues and earnings related to JCR as if the JCR acquisition had occurred as of January 1, 2017 are immaterial. The Company has not completed the accounting for the JCR transaction as it is still waiting for (i) certain tax information from JCR’s final 2017 and partial-year 2018 tax returns and (ii) working capital adjustments to be finalized.

As of June 30, 2018, the Company has fully amortized all material intangible assets obtained from acquisitions prior to the JCR acquisition. As of June 30, 2018, the balance of intangible assets acquired in the JCR acquisition was $2.8 million, which will be amortized evenly over approximately the next five years. During the six months ended June 30, 2018, the Company paid $5.2 million to settle the contingent consideration liability from the first of three annual earn-out periods. No payments were made during the six months ended June 30, 2017. The balance of contingent consideration liabilities as of June 30, 2018 and 2017 was $9.4 million and $14.1 million, respectively, and consisted primarily of the amount initially recorded upon acquisition in the first quarter of 2017.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
June 30, 2018
Assets
Loans held for sale	$—	$1,257,256	$—	$1,257,256
Pledged securities	58,310	47,493	—	105,803
Derivative assets	—	—	26,632	26,632
Total	$58,310	$1,304,749	$26,632	$1,389,691

Liabilities
Derivative liabilities	$—	$—	$8,669	$8,669
Total	$—	$—	$8,669	$8,669

December 31, 2017
Assets
Loans held for sale	$—	$951,829	$—	$951,829
Pledged securities	88,785	9,074	—	97,859
Derivative assets	—	—	10,357	10,357
Total	$88,785	$960,903	$10,357	$1,060,045

Liabilities
Derivative liabilities	$—	$—	$1,850	$1,850
Total	$—	$—	$1,850	$1,850

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2018.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2018 and 2017:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Derivative assets and liabilities, net
Beginning balance	$12,962	$5,997	$8,507	$57,428
Settlements	(97,236)	(83,682)	(174,290)	(231,545)
Realized gains recorded in earnings (1)	84,274	77,685	165,783	174,117
Unrealized gains recorded in earnings (1)	17,963	24,491	17,963	24,491
Ending balance	$17,963	$24,491	$17,963	$24,491

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2018:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$26,632	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$8,669	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2018 and December 31, 2017 are presented below:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$81,531	$81,531	$191,218	$191,218
Restricted cash	29,986	29,986	6,677	6,677
Pledged securities	105,803	105,803	97,859	97,859
Loans held for sale	1,257,256	1,257,256	951,829	951,829
Loans held for investment, net	130,397	131,029	66,510	66,963
Derivative assets	26,632	26,632	10,357	10,357
Total financial assets	$1,631,605	$1,632,237	$1,324,450	$1,324,903

Financial liabilities:
Derivative liabilities	$8,669	$8,669	$1,850	$1,850
Warehouse notes payable	1,250,642	1,252,059	937,769	939,500
Note payable	163,704	165,671	163,858	166,223
Total financial liabilities	$1,423,015	$1,426,399	$1,103,477	$1,107,573

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

Loans Held  for Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of June 30, 2018 and December 31, 2017, no credit-related adjustments were required.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2018 and December 31, 2017.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2018
Rate lock commitments	$975,210	$22,876	$3,252	$26,128	$26,128	$—	$—
Forward sale contracts	2,209,004	—	(8,165)	(8,165)	504	(8,669)	—
Loans held for sale	1,233,794	18,549	4,913	23,462	—	—	23,462
Total		$41,425	$—	$41,425	$26,632	$(8,669)	$23,462

December 31, 2017
Rate lock commitments	$241,760	$7,587	$(678)	$6,909	$6,909	$—	$—
Forward sale contracts	1,175,192	—	1,598	1,598	3,448	(1,850)	—
Loans held for sale	933,432	19,317	(920)	18,397	—	—	18,397
Total		$26,904	$—	$26,904	$10,357	$(1,850)	$18,397

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As of June 30, 2018, the Company held the majority of its pledged securities in money market funds holding U.S. Treasuries. NOTE 2 provides a detail of the types of financial assets pledged to Fannie Mae to meet the restricted liquidity requirements. Substantially all of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2018 collateral requirements as outlined above. As of June 30, 2018, reserve requirements for the DUS loan portfolio will require the Company to fund $64.2 million in additional pledged securities over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2018. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At June 30, 2018, the net worth requirement was $161.9 million, and the Company's net worth, as defined in the requirements, was $664.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2018, the Company was required to maintain at least $31.9 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of June 30, 2018, the Company had operational liquidity, as defined in the requirements, of $117.2 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

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

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Weighted average number of shares outstanding used to calculate basic earnings per share	30,248	30,131	30,116	29,971

Dilutive securities
Unvested restricted shares and restricted share units	1,131	1,171	1,107	1,362
Stock options	775	795	786	734
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	32,154	32,097	32,009	32,067

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

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Average options	—	113	—	84
Average restricted shares	—	—	5	3

NOTE 12—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders' Equity
			Additional
	Common Stock		Paid-In		Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	AOCI	Earnings	Interests	Equity
Balance at December 31, 2017	30,016	$300	$229,080	$93	$579,943	$5,565	$814,981
Walker & Dunlop net income	—	—	—	—	77,973	—	77,973
Net income (loss) from noncontrolling interests	—	—	—	—	—	(233)	(233)
Other comprehensive income (loss), net of tax	—	—	—	(180)	—	—	(180)
Stock-based compensation - equity classified	—	—	10,169	—	—	—	10,169
Issuance of common stock in connection with equity compensation plans	809	8	8,059	—	—	—	8,067
Repurchase and retirement of common stock	(435)	(4)	(12,744)	—	(8,709)	—	(21,457)
Cash dividends paid	—	—	—	—	(15,699)	—	(15,699)
Balance at June 30, 2018	30,390	$304	$234,564	$(87)	$633,508	$5,332	$873,621

During the first quarter of 2018, the Company repurchased under a 2017 share repurchase program 244 thousand shares of its common stock at a weighted average price of $46.77 per share and immediately retired the shares, reducing stockholders’ equity by $11.4 million. During the first quarter of 2018, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock over a 12-month period. The Company had the full $50.0 million of authorized share repurchase capacity remaining as of June 30, 2018.

In February 2018, the Company’s Board of Directors declared a cash dividend of $0.25 per share for the first quarter of 2018. The dividend was paid during the first quarter of 2018 to all holders of record of our restricted and unrestricted common stock and restricted stock units. This dividend was the first such dividend payment since the Company’s initial public offering in December 2010. In May 2018, the Company’s Board of Directors declared a dividend of $0.25 per share for the second quarter of 2018. The dividend was paid on June 5, 2018 to all holders of record of our restricted and unrestricted common stock and restricted stock units as of May 18, 2018. On July 31, 2018, the Company’s Board of Directors declared a cash dividend of $0.25 per share for the third quarter of 2018. The Company expects the dividends paid during 2018 to be an insignificant portion of the Company’s net income, retained earnings, and cash and cash equivalents.

The Company’s note payable contains direct restrictions to the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company intends to pay for the foreseeable future.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily investment sales brokerage services, and engage in commercial real estate investment management activities. Our clients are owners and developers of multifamily and other commercial real estate across the country. We originate and sell loans through the programs of the GSEs and HUD (collectively the “Agencies”), with which we have long-established relationships. We are approved as a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender nationally, a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans (“Freddie Mac seller/servicer”) in 25 states and the District of Columbia, a Freddie Mac Approved Seller/Servicer for Seniors Housing and Targeted Affordable Housing nationwide, a HUD Multifamily Accelerated Processing lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker, and in some cases service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities issuers, and other institutional investors, in which cases we do not fund the loan. We were recently selected as one of nine lenders in Freddie Mac’s Single-Family Rental (“SFR”) pilot program. The pilot program focuses on affordable SFRs, and Freddie Mac intends to securitize the loans made under the SFR pilot program. We did not originate any SFR loans during the first half of 2018.

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

We recognize gains from mortgage banking activities when we commit to both originate a loan with a borrower and sell that loan to an investor. The gains from mortgage banking activities for these transactions reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also recognize gains from mortgage banking activities when we receive the origination fee from a brokered loan transaction. Other sources of revenue include (i) net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities, (ii) net warehouse interest income from loans held for investment while they are outstanding, and (iii) sales commissions for brokering the sale of multifamily properties.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). During the second quarter of 2018, Fannie Mae increased our risk-sharing cap from $60.0 million to $200.0 million. Accordingly, our maximum loss exposure on any one loan is $40.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions.

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

During the second quarter of 2017, we formed a joint venture with an affiliate of one of the world’s largest owners of commercial real estate to originate, hold, and finance loans that meet the criteria of the Interim Program (the “Interim Program JV” or the “joint venture”). The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. The majority of the interim loans originated since the formation of the joint venture have been for the Interim Program JV. During the six months ended June 30, 2018, $60.0 million of the $216.9 million of interim loan originations were executed through the joint venture. We expect that the majority of the interim loans satisfying the criteria for the Interim Program will be originated by the joint venture going forward; however, we will continue to opportunistically originate loans held for investment through the Interim Program. As of June 30, 2018, we asset-managed $119.1 million of interim loans on behalf of the Interim Program JV.

We originate and hold some Interim Program loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. Since we began originating interim loans in 2012, we have not experienced any delinquencies or charged off any Interim Program loans. As of June 30, 2018, we had 11 Interim Program loans held for investment with an aggregate outstanding unpaid principal balance of $131.0 million.

Through Walker & Dunlop Investment Sales, LLC (“WDIS”), we offer investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through these investment sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and our experienced transaction professionals. Our investment sales services are offered in the eastern and southeastern United States and in Southern California. We have added several investment sales brokerage teams over the past few years and continue to seek to add other investment sales brokers, with the goal of expanding these brokerage services nationally.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of June 30, 2018, we have preferred equity investments with one borrower totaling $42.8 million. We expect these preferred equity investments to be repaid within the next year.

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries (“JCR”), the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition of JCR, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the company by growing our investment management platform. JCR’s current assets under management (“AUM”) of $813.2 million consist of three sources: Fund III, Fund IV, and a separate account managed for a life insurance company. AUM for Fund III and Fund IV consist of both unfunded commitments and funded investments. AUM for the separate account consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. The following table summarizes JCR’s AUM as of June 30, 2018:

	Unfunded	Funded
Components of assets under management (in thousands)	Commitments	Investments	Total
Fund III	$95,171	$199,958	$295,129
Fund IV	198,709	23,510	222,219
Separate account	—	295,846	295,846
Total assets under management	$293,880	$519,314	$813,194

JCR receives fund management fees based on both unfunded commitments and funded investments. Additionally, with respect to Fund III and Fund IV, JCR receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

The assumptions used to estimate the fair value of MSRs at loan sale are based on internal models and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we use during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see much volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry originated and purchased MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment quarterly. We test for impairment on the purchased stand-alone servicing portfolios individually and separately from our other MSRs. The MSRs from both stand-alone portfolio purchases and from loans sales are tested for impairment at the portfolio level. We have never recorded an impairment of MSRs in our history. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

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

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to all risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors. We have not experienced significant volatility in the general reserves loss percentage, including the adjustment for qualitative factors, and do not expect to experience significant volatility in the near term.

When we place a risk-sharing loan on our watch list, we transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The Allowance for risk-sharing obligations as of June 30, 2018 is based primarily on general reserves related to the loans on the watch list as of June 30, 2018.

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market remain strong. Multifamily occupancy rates and effective rents remain strong based upon robust rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and loan origination volumes due to their importance to the cash flows of the underlying properties. Additionally, the single-family home ownership level remains near historic lows despite an increase in 2017 while new household formation grows, resulting in high demand for multifamily housing. The Mortgage Bankers’ Association (“MBA”) recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the first quarter of 2018, reaching $3.2 trillion, an increase of 1.4% from the end of the fourth quarter of 2017. The increase in commercial and multifamily debt outstanding during the first quarter of 2018 was the largest first-quarter increase in the past ten years. Multifamily mortgage debt outstanding rose to $1.3 trillion as of the end of the first quarter of 2018, an increase of 1.5% from the end of the fourth quarter of 2017. The multifamily category with the largest growth in mortgage debt outstanding was Agency lending.

The increase in rental housing demand and gaps in housing production have led to continued steady rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. Multifamily rents grew 2.5% in 2017 according to RealPage, a real estate technology and analytics company. However, according to RealPage, the 2017 pace of rent growth slowed to the lowest rate in seven years. According to RealPage, rent growth from the first quarter of 2017 to the first quarter of 2018 was 2.3%, with several large markets showing rent growth of less than 1.0%. The growth in the first quarter of 2018 was the lowest growth rate in eight years. RealPage also reported that new multifamily housing construction completed in the largest markets during the second quarter of 2018 was 75,000 units, almost all of which were in the high-end market. The annualized construction completions have been 300,000 units or greater for four consecutive quarters. In spite of the significant new construction completions, the multifamily housing market has been able to absorb the new units as evidenced by a small increase in the vacancy rate of 30 basis points from 4.7% at the end of the second quarter of 2017 to 5.0% at the end of the second quarter of 2018. We believe that the market demand for multifamily housing in the upcoming quarters will continue to absorb most of the capacity created by new construction and that vacancy rates will remain near historic lows, continuing to make multifamily properties an attractive investment option.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low cost of borrowing, which has further encouraged capital investment into commercial real estate. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of investors and amount of capital available to lend have increased. All of these factors have benefited our total transaction volumes over the past several years, especially in 2017, which was a record. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

The Federal Reserve raised its targeted Fed Funds Rate by 50 basis points during the first half of 2018 and 150 basis points during the past two years. We have not experienced a pronounced or sustained decline in origination volume or profitability as (i) long-term mortgage interest rates have remained at historically low levels due to flattened yield curve throughout most of the past two years, (ii) there remains a significant number of capital market participants that are investing in commercial real estate and multifamily properties, and (iii) investor spreads have tightened. Real Capital Analytics, a commercial real estate data analytics company, recently reported that in the first quarter of 2018, in spite of recent interest-rate increases and slowing rent growth, multifamily asset prices grew 11.1% year over year. We cannot be certain that these trends will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic factors, may have a different effect on the commercial real estate market.

We expect to see continued strength in the multifamily market in 2018 due to the underlying fundamentals of the multifamily market as labor markets are strong, home ownership remains challenging for many households, and demand increases from new household formation. Additionally, early in 2018, the MBA released the results of its 2018 survey of commercial real estate firms and reported that 78% of the firms expect loan originations to increase slightly in 2018. Additionally, many respondents expect multifamily cap rates to remain at their historically low 2017 levels.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2018 GSE Scorecard (“2018 Scorecard”) established Fannie Mae’s and Freddie Mac’s 2018 loan origination caps at $35.0 billion each for market-rate apartments (“2018 Caps”), down slightly from $36.5 billion each in 2017. Affordable housing loans and manufactured housing rental community loans continue to be excluded from the 2018 Caps. Additionally, the definition of the affordable housing loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2018 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable housing units. The 2018 Scorecard provides the FHFA with the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2018 Caps upward should the market be larger than expected in 2018. The 2018 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance multifamily properties that invest in energy or water efficiency improvements.

The GSEs reported a combined loan origination volume of $54.6 billion during the first half of 2018 compared to $57.4 billion during the first half of 2017, a decrease of 5%. Fannie Mae’s volume decreased 16% from the first half of 2017 to the first half of 2018. This reduction in overall GSE year-to-date loan origination volume contributed to a 3% decline in our GSE loan origination volume year over year. The GSEs reported a combined loan origination volume of $30.3 billion during the second quarter of 2018 compared to $27.3 billion during the second quarter of 2017, an increase of 11%. This increase in overall GSE loan origination volume for the second quarter of 2018 helped increase our GSE loan origination volume for the second quarter 9% year over year. We expect the GSEs to maintain their historical market share in a multifamily market that is projected by Freddie Mac to be $305.0 billion in 2018.  We believe our market leadership positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from mortgage servicing rights, and cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2018 as a new director of the FHFA will be appointed in January 2019.

We continue to significantly grow our capital markets platform to gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with additions of brokered loan originators over the past several years, has resulted in significant growth in our brokered originations. Our brokered loan originations were down in the second quarter of 2018 compared to the second quarter of 2017 as our quarterly loan origination volume can fluctuate due to the timing of deal flow. Our outlook for our capital markets platform is positive as we expect continued growth in commercial and multifamily markets in the near future.

Over the last few years, HUD has reduced the cost of borrowing, making HUD loans more competitive and returning them to relevance for our core multifamily borrowers over the past two years, as evidenced by a 54% increase in HUD loan originations from 2016 to 2017.  Our HUD loan origination volume decreased 43% from the second quarter of 2017 to the second quarter of 2018 as the timing of HUD loan originations tends to be volatile. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We continue to add resources and scale to our HUD lending platform, particularly in the area of construction lending, seniors housing, and skilled nursing, where HUD remains an important provider of capital.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional properties and dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage REITs, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, floating-rate, high-yield commercial real estate investments. We originated $216.9 million of interim loans during the first half of 2018 compared to $163.2 million during the first half of 2017, and $192.2 million during the second quarter of 2018 compared to $26.6 million during the second quarter of 2017. Included within the origination volume for the three and six months ended June 30, 2018 is a loan portfolio of $93.5 million, 90% of which we sold to our Interim Program JV partner in the third quarter of 2018.

Finally, as we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we saw increased activity within the investment sales business during the first half of 2018. The overall investment sales market grew slightly in 2017, and the momentum carried over in the first half of 2018. The overall growth in the market, along with the additions we have made to our investment sales team over the past year, resulted in a 28% increase in our investment sales volume from the first half of 2017 to the first half of 2018 and a 37% increase from the second quarter of 2017 to the second quarter of 2018. We continue our efforts to expand our investment sales platform more broadly across the United States and to increase the size of our investment sales team to capture what we believe will be strong multifamily investment sales activity over the coming quarters.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2018 and 2017. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$2,269,544	$2,188,841	$3,510,046	$4,077,777
Freddie Mac	1,316,491	1,111,434	2,636,468	2,274,384
Ginnie Mae - HUD	230,710	403,981	583,126	611,013
Brokered (1)	1,700,498	1,948,918	3,274,407	3,279,216
Interim Loans	192,205	26,637	216,918	163,187
Total Loan Origination Volume	$5,709,448	$5,679,811	$10,220,965	$10,405,577
Investment Sales Volume	483,575	351,825	821,320	638,555
Total Transaction Volume	$6,193,023	$6,031,636	$11,042,285	$11,044,132

Key Performance Metrics:
Operating margin	30%	34%	30%	35%
Return on equity	20	21	19	24
Walker & Dunlop net income	$41,112	$34,567	$77,973	$77,788
Adjusted EBITDA (2)	49,969	50,988	102,119	101,293
Diluted EPS	1.28	1.08	2.44	2.43

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	40%	38%	39%	37%
Other operating expenses	9	7	9	7

Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees	0.97%	1.01%	1.02%	1.04%
Gains attributable to MSRs	0.82	0.79	0.78	0.87
Gains attributable to MSRs, as a percentage of Agency loan origination volume (3)	1.23	1.21	1.18	1.30

SUPPLEMENTAL OPERATING DATA – continued

(dollars in thousands)	As of June 30,
Managed Portfolio:	2018	2017
Servicing Portfolio by Product Type
Fannie Mae	$33,606,531	$29,573,946
Freddie Mac	28,197,494	22,380,103
Ginnie Mae - HUD	9,653,432	8,919,840
Brokered (4)	6,232,255	5,128,453
Interim Loans	131,029	288,412
Total Servicing Portfolio	$77,820,741	$66,290,754
Assets under management	932,318	—
Total Managed Portfolio	$78,753,059	$66,290,754

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	25.4	26.5
Weighted-average remaining servicing portfolio term (years)	9.8	10.1

(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities, commercial banks, the JCR separate account, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(4)	Brokered loans serviced for life insurance companies, commercial mortgage backed securities, commercial banks, and other capital sources.

The following tables present a period-to-period comparison of our financial results for the three and six months ended June 30, 2018 and 2017.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Revenues
Gains from mortgage banking activities	$102,237	$102,176	$61	0%
Servicing fees	49,317	43,214	6,103	14
Net warehouse interest income	2,392	5,800	(3,408)	(59)
Escrow earnings and other interest income	9,276	4,514	4,762	105
Investment sales broker fees	3,758	2,367	1,391	59
Other	11,224	8,336	2,888	35
Total revenues	$178,204	$166,407	$11,797	7

Expenses
Personnel	$71,426	$63,516	$7,910	12%
Amortization and depreciation	35,489	32,860	2,629	8
Provision (benefit) for credit losses	800	(93)	893	(960)
Interest expense on corporate debt	2,343	2,443	(100)	(4)
Other operating expenses	15,176	11,599	3,577	31
Total expenses	$125,234	$110,325	$14,909	14
Income from operations	$52,970	$56,082	$(3,112)	(6)
Income tax expense	11,937	21,570	(9,633)	(45)
Net income before noncontrolling interests	$41,033	$34,512	$6,521	19
Less: net income (loss) from noncontrolling interests	(79)	(55)	(24)	44
Walker & Dunlop net income	$41,112	$34,567	$6,545	19

FINANCIAL RESULTS – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Revenues
Gains from mortgage banking activities	$183,746	$198,608	$(14,862)	(7)%
Servicing fees	97,357	84,739	12,618	15
Net warehouse interest income	4,249	12,420	(8,171)	(66)
Escrow earnings and other interest income	16,624	7,806	8,818	113
Investment sales broker fees	5,889	3,837	2,052	53
Other	17,791	17,509	282	2
Total revenues	$325,656	$324,919	$737	0

Expenses
Personnel	$126,699	$119,688	$7,011	6%
Amortization and depreciation	69,124	65,198	3,926	6
Provision (benefit) for credit losses	323	(225)	548	(244)
Interest expense on corporate debt	4,522	4,846	(324)	(7)
Other operating expenses	28,127	23,207	4,920	21
Total expenses	$228,795	$212,714	$16,081	8
Income from operations	$96,861	$112,205	$(15,344)	(14)
Income tax expense	19,121	34,633	(15,512)	(45)
Net income before noncontrolling interests	$77,740	$77,572	$168	0
Less: net income (loss) from noncontrolling interests	(233)	(216)	(17)	8
Walker & Dunlop net income	$77,973	$77,788	$185	0

Overview

For the three months ended June 30, 2018, the increase in total revenues was primarily attributable to increases in servicing fees, escrow earnings and other interest income, and other revenues, partially offset by a decrease in net warehouse interest income. The increase in servicing fees was largely related to an increase in the average servicing portfolio outstanding, the increase in escrow earnings and other interest income was related to increases in both the average escrow balance and earnings rate, and the increase in other revenues was related to increases in investment sales broker fees and investment management fees. The decrease in net warehouse interest income was due to a decrease in the average balance of loans held for investment outstanding and a decrease in the net interest spread on loans held for sale. The increase in total expenses was primarily the result of an increase in personnel expense and other operating expenses due primarily to an increase in the average headcount and increased amortization and depreciation expense as the average MSR balance increased period over period.

For the six months ended June 30, 2018, the small increase in total revenues was largely driven by increases in servicing fees related to an increase in our average servicing portfolio, escrow earnings and other interest income resulting from an increase in escrow balances and the escrow earnings rate, and investment sales broker fees due to an increase in investment sales volume. Largely offsetting these increases were decreases in gains from mortgage banking activities due primarily to a decrease in Fannie Mae loan origination volume and net warehouse interest income from a lower average balance of loans held for investment and a lower net interest spread on loans held for sale. The increase in total expenses was due primarily to increases in personnel expense mostly due to an increase in salaries expense resulting from a rise in average headcount year over year, amortization and depreciation costs due to an increase in the average balance of MSRs outstanding year over year, and other operating expenses.

Revenues

Gains from Mortgage Banking Activities.  The following tables provide additional information that helps explain changes in gains from mortgage banking activities period over period:

	Loan Origination Volume by Product Type
	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Fannie Mae	40%	39%	34%	39%
Freddie Mac	23	20	26	22
Ginnie Mae - HUD	4	7	6	6
Brokered	30	34	32	31
Interim Loans	3	-	2	2

	Gains from Mortgage Banking Activities Detail
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Origination Fees	$55,193	$57,507	$104,009	$108,404
Dollar Change	$(2,314)		$(4,395)
Percentage Change	(4)%		(4)%
MSR Income (1)	$47,044	$44,669	$79,737	$90,204
Dollar Change	$2,375		$(10,467)
Percentage Change	5%		(12)%
Origination Fee Rate (2) (basis points)	97	101	102	104
Basis Point Change	(4)		(2)
Percentage Change	(4)%		(2)%
MSR Rate (3) (basis points)	82	79	78	87
Basis Point Change	3		(9)
Percentage Change	4%		(10)%
Agency MSR Rate (4) (basis points)	123	121	118	130
Basis Point Change	2		(12)
Percentage Change	2%		(9)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total loan origination volume.
(3)	MSR income as a percentage of total loan origination volume.
(4)	MSR income as a percentage of Agency loan origination volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The decreases in (i) origination fees, (ii) MSR income, (iii) MSR rate, and (iv) Agency MSR rate for the six months ended June 30, 2018 is related primarily to a decrease in Fannie Mae loan origination volume period over period.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in loan origination volumes.

Servicing Fees.  The increases for both the three and six months ended June 30, 2018 were primarily attributable to increases in the average servicing portfolio from 2017 to 2018 as shown below due to new loan originations and relatively few payoffs, partially offset by slight decreases in the servicing portfolio’s weighted-average servicing fee as shown below. The decreases in the weighted-average servicing fee were the result of increases in the percentage of the Freddie Mac loans serviced as a percentage of the total servicing portfolio and decreases in the percentage of the Fannie Mae loans serviced as a percentage of the total servicing portfolio. The servicing fees we earn on Fannie Mae loans are the highest of any of our loan products.

	Servicing Fees Details
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Average Servicing Portfolio	$76,932,286	$65,091,952	$76,161,093	$64,276,670
Dollar Change	$11,840,334		$11,884,423
Percentage Change	18%		18%
Average Servicing Fee (basis points)	25.5	26.5	25.6	26.4
Basis Point Change	(1.0)		(0.8)
Percentage Change	(4)%		(3)%

Net Warehouse Interest Income.  The decreases for both the three and six months ended June 30, 2018 were primarily related to decreases in net warehouse interest income from loans held for investment (“LHFI”) and decreases in net warehouse interest income from loans held for sale (“LHFS”). The decreases in net warehouse interest income from loans held for investment were largely the result of decreases in the average outstanding balances as shown below.  The decreases in net warehouse interest income from loans held for sale were largely the result of decreases in the net spread as shown below. The decreases in the net spread were the result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based.

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

	Net Warehouse Interest Income Details
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Average LHFS Outstanding Balance	$1,063,581	$1,011,535	$1,015,793	$1,116,765
Dollar Change	$52,046		$(100,972)
Percentage Change	5%		(9)%
LHFS Net Spread (basis points)	56	96	51	109
Basis Point Change	(40)		(58)
Percentage Change	(42)%		(53)%
Average LHFI Outstanding Balance	$88,519	$307,552	$79,332	$294,806
Dollar Change	$(219,033)		$(215,474)
Percentage Change	(71)%		(73)%
LHFI Net Spread (basis points)	411	438	418	428
Basis Point Change	(27)		(10)
Percentage Change	(6)%		(2)%

Escrow Earnings and Other Interest Income.  The increases for both the three and six months ended June 30, 2018 were due to increases in both the average balance of escrow accounts and the average earnings rates year over year. The increases in the average balance were due to increases in the average servicing portfolio. The increases in the average earnings rate were due to increases in short-term interest rates, upon which our earnings rates are based, over the past 12 months as discussed above in the “Overview of Current Business Environment” section.

Investment Sales Broker Fees.  The increases for both the three and six months ended June 30, 2018 were the result of increased investment sales volume as discussed above in the “Overview of Current Business Environment” section.

Other Revenues.  The increase for the three months ended June 30, 2018 is primarily related to an increase in investment management fees due to the acquisition of JCR as more fully discussed in the “Business” section above.

Expenses

Personnel.  The increase for the three months ended June 30, 2018 was due to increases in (i) salaries and benefits due to acquisitions and hiring to support our current and future growth, resulting in an increase in the average headcount from 594 in 2017 to 659 in 2018, (ii) the accrual for subjective bonuses as a greater percentage of our year-to-date Company performance occurred in the second quarter in 2018 compared to 2017, and (iii) stock compensation expense due to an increase in the number of equity grants in 2018 compared to 2017.

The increase for the six months ended June 30, 2018 was primarily the result of increases in salaries and benefits due to acquisitions and hiring to support our growth, resulting in an increase in the average headcount from 582 in 2017 to 644 in 2018 and stock compensation expense due to an increase in the number of equity grants in 2018 compared to 2017, partially offset by a decrease in the accrual for subjective bonuses as the Company achieved a greater percentage of full-year profitability metrics in 2017 than in 2018.

Amortization and Depreciation.  For both the three and six months ended June 30, 2018, the increases were primarily attributable to loan origination activity and the resulting growth in the average MSR balance during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Over the past 12 months, we have added $65.8 million of MSRs, net of write offs due to prepayment.

Other Operating Expenses.  For both the three and six months ended June 30, 2018, the increases in other operating expenses primarily stem from increased (i) office and travel costs due to the increase in average headcount year over year, (ii) legal expenses in connection with our acquisition of JCR, and (iii) recruiting fees as we have increased our hiring efforts related to mortgage bankers and brokers and investment sales brokers.

Income Tax Expense.  The decreases for both the three and six months ended June 30, 2018 were largely related to the enactment of the Tax Cuts and Jobs Act (“tax reform”) in December 2017. Tax reform significantly reduced the statutory Federal income tax rate from 35% to 21%. The reduction in the statutory tax rate led to a decrease in our estimated annual effective tax rate from 38.6% for the three and six months ended June 30, 2017 to 25.7% for the three and six months ended June 30, 2018. In addition to the decrease in income tax expense related to the estimated annual effective tax rate for the three months ended June 30, 2018 was an increase in excess tax benefits from $0.1 million during 2017 to $1.7 million during 2018 that reduced income tax expense. The increase in the excess tax benefits was driven primarily by an increase in the number of options exercised, partially offset by the decrease in the Federal statutory tax rate. Partially offsetting the decrease in income tax expense related to the estimated annual effective tax rate for the six months ended June 30, 2018 was a decrease in excess tax benefits that reduced income tax expense from $8.8 million during 2017 to $5.8 million during 2018. The decrease in the excess tax benefits was driven primarily by a reduction in the number of performance-based shares that vested and the decrease in the statutory tax rate.

The effective tax rate for the three months ended June 30, 2018 was 22.5% compared to 38.5% for the three months ended June 30, 2017.  The effective tax rate for the six months ended June 30, 2018 was 19.7% compared to 30.9% for the six months ended June 30, 2017. We do not expect to have significant excess tax benefits during the remainder of 2018 and expect our annual estimated effective tax rate to not differ significantly from the 25.7% rate estimated for the three and six months ended June 30, 2018.

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

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$41,112	$34,567	$77,973	$77,788
Income tax expense	11,937	21,570	19,121	34,633
Interest expense on corporate debt	2,343	2,443	4,522	4,846
Amortization and depreciation	35,489	32,860	69,124	65,198
Provision (benefit) for credit losses	800	(93)	323	(225)
Net write-offs	—	—	—	—
Stock compensation expense	5,332	4,310	10,793	9,257
Gains attributable to mortgage servicing rights (1)	(47,044)	(44,669)	(79,737)	(90,204)
Adjusted EBITDA	$49,969	$50,988	$102,119	$101,293

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three and six months ended June 30, 2018 and 2017.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Origination fees	$55,193	$57,507	$(2,314)	(4)%
Servicing fees	49,317	43,214	6,103	14
Net warehouse interest income	2,392	5,800	(3,408)	(59)
Escrow earnings and other interest income	9,276	4,514	4,762	105
Other revenues	15,061	10,758	4,303	40
Personnel	(66,094)	(59,206)	(6,888)	12
Net write-offs	—	—	—	N/A
Other operating expenses	(15,176)	(11,599)	(3,577)	31
Adjusted EBITDA	$49,969	$50,988	$(1,019)	(2)

ADJUSTED EBITDA – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Origination fees	$104,009	$108,404	$(4,395)	(4)%
Servicing fees	97,357	84,739	12,618	15
Net warehouse interest income	4,249	12,420	(8,171)	(66)
Escrow earnings and other interest income	16,624	7,806	8,818	113
Other revenues	23,913	21,562	2,351	11
Personnel	(115,906)	(110,431)	(5,475)	5
Net write-offs	—	—	—	N/A
Other operating expenses	(28,127)	(23,207)	(4,920)	21
Adjusted EBITDA	$102,119	$101,293	$826	1

 See the tables above for the components of the change in adjusted EBITDA for the three and six months ended June 30, 2018. For the three months ended June 30, 2018, the decrease in origination fees was largely related to the decrease in HUD loan origination volume period over period as HUD loans have some of the highest loan originations fees of any of our products. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. Net warehouse interest income decreased largely as a result of a decline in the average balances of loans held for investment and a decrease in the net interest margin on loans held for sale due to a flattening yield curve. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the increases in short-term interest rates over the past year. Other revenues increased primarily due to increases in investment sales broker fees and investment management fees. The increase in personnel expense was primarily due to increased salaries expense due to a rise in headcount and increased bonus expense as a greater percentage of our year-to-date Company performance occurred in the second quarter in 2018 compared to 2017. Other operating expenses increased largely due to increased occupancy expenses due to the larger average headcount year over year and increased professional fees due to the JCR acquisition and our hiring efforts.

For the six months ended June 30, 2018, the decrease in origination fees was largely related to the decrease in Fannie Mae loan origination volume period over period. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. Net warehouse interest income decreased largely as a result of a decline in the average balances of loans held for investment and a decrease in the net interest margin on loans held for sale due to a flattening yield curve. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the increases in short-term interest rates over the past year. Other revenues increased primarily due to an increase in investment sales broker fees. The increase in personnel expense was primarily due to increased salaries expense due to a rise in headcount. Other operating expenses increased largely due to increased occupancy expenses due to the larger average headcount year over year and increased professional fees due to the JCR acquisition and our hiring efforts.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income, and other income, net of loan originations and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property and equipment. Our cash flows from investing activities also include the funding and repayment of loans held for investment and preferred equity investments, the contribution to and distribution from the Interim Program JV, and the purchase of available-for-sale securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2018 and 2017.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Net cash provided by (used in) operating activities	$(254,150)	$420,112	$(674,262)	(160)%
Net cash provided by (used in) investing activities	(138,590)	(94,533)	(44,057)	47
Net cash provided by (used in) financing activities	275,887	(377,531)	653,418	(173)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	169,827	159,407	10,420	7

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(300,363)	$380,863	$(681,226)	(179)%
Net cash provided by (used in) operating activities, excluding loan origination activity	46,213	39,249	6,964	18

Cash flows from investing activities
Purchases of pledged available-for-sale securities	$(38,566)	$—	$(38,566)	N/A %
Funding of preferred equity investments	(1,100)	(11,385)	10,285	(90)
Distributions from Interim Program JV	1,209	—	1,209	N/A
Acquisitions, net of cash received	(33,102)	(15,000)	(18,102)	121

Originations of loans held for investment	(151,754)	(167,079)	15,325	(9)
Total principal collected on loans held for investment	87,688	100,980	(13,292)	(13)
Net payoff of (investment in) loans held for investment	$(64,066)	$(66,099)	$2,033	(3)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$323,153	$(414,266)	$737,419	(178)%
Borrowings of interim warehouse notes payable	50,455	128,660	(78,205)	(61)
Repayments of interim warehouse notes payable	(61,049)	(75,615)	14,566	(19)
Repurchase of common stock	(21,457)	(17,590)	(3,867)	22
Cash dividends paid	(15,699)	—	(15,699)	N/A
Payment of contingent consideration	(5,150)	—	(5,150)	N/A

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operations is primarily attributable to the use of $0.3 billion for the funding of loan originations, net of sales of loans to third parties during the first half of 2018 compared to the receipt of $0.4 billion for the funding of loan originations, net of sales to third parties during the first half of 2017. Excluding cash used for the origination and sale of loans, net cash provided by operations was $46.2 million during the first half of 2018 compared to net cash provided by operations of $39.2 million during the first half of 2017. The significant components of the change included a smaller reduction to net income related to gains attributable to future servicing rights of $10.5 million, partially offset by a smaller increase to net income related to the change in the fair value of premiums and origination fees of $5.4 million.

The change in cash provided by (used in) investing activities is primarily attributable to decreases in the net investment in loans held for investment and funding of preferred equity investments, partially offset by increases in purchases of pledged available-for-sale (“AFS”) securities and cash used for acquisitions. The net investment in loans held for investment during the first half of 2018 was $64.1 million compared to net investment of  $66.1 million during the first half of 2017. Of the $64.1 million of the net investment in loans held for investment during 2018, $74.7 million was funded using corporate cash, with an additional $10.6 million of interim warehouse borrowings (included in cash flows from financing activities) repaid during 2018. Of the $66.1 million of the net investment in loans held for investment during 2017, $53.0 million was funded using interim warehouse borrowings, with the remaining $13.1 million funded using corporate cash. The decrease in funding of preferred equity investments is due to our reaching the full commitment amount in the first quarter of 2018. The increase in purchases of pledged AFS securities is due to a Company initiative to invest pledged collateral in AFS securities that began at the end of the fourth quarter of 2017. The increase in cash used for acquisitions is due principally to the difference in the size of the acquired company and the inclusion of contingent consideration (non-cash consideration) for the acquisition consummated in 2017 but not the acquisition of JCR in 2018.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period, partially offset by a decrease in net borrowings of interim warehouse notes payable and increases in cash used to repurchase and retire shares of our common stock, cash used to pay dividends, and cash paid for contingent consideration for a prior acquisition. The change in net borrowings (repayments) of warehouse borrowings during the first half of 2018 was due to a small increase in the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities (as defined below) from December 31, 2017 to June 30, 2018. During 2018, the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities increased $300.4 million from their December 31, 2017 balance compared to a decrease of $261.1 million during the same period in 2017. Additionally, as of June 30, 2017, we held $119.8 million of interim loans that were classified as loans held for sale as we intended to sell the loans at that time. Interim loans are typically classified as loans held for investment and are not funded by warehouse borrowings. Substantially all of the loans held for sale at the end of each period were funded with warehouse borrowings, with some loans held for sale funded with corporate cash.

The change in net borrowings of interim warehouse notes payable was principally due to the Company’s fully funding a portfolio of loans held for investment at the end of the second quarter of 2018. This funding is expected to be short term. We typically fund a large portion of loans held for investment with interim warehouse borrowings. The increase in share repurchase activity was principally related to shares repurchased under a share buyback program, partially offset by a decrease in the repurchase of shares to settle employee tax obligations for performance-based share awards. During the first half of 2018, we repurchased 244 thousand shares under share buyback programs for an aggregate cost of $11.4 million compared to zero shares repurchased during the first half of 2017. No performance-based awards vested during 2018 compared to 0.6 million shares during 2017. During the first quarter of 2018, we paid the first cash dividend in our history as a public company and continued to pay a cash dividend in the second quarter of 2018. We paid $5.2 million to settle contingent consideration liabilities associated with an acquisition completed during the first quarter of 2017 as the first of three annual earn-out periods ended during the first quarter of 2018.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of (i) short-term liquidity necessary to fund loans held for sale; (ii) liquidity necessary to fund loans held for investment under the Interim Program; (iii) liquidity necessary to pay cash dividends; (iv) liquidity necessary to fund our portion of the equity necessary for the operations of the Interim Program JV; (v) working capital to support our day-to-day operations, including debt service payments and payments for salaries, commissions, and income taxes; and (vi) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the June 30, 2018 requirements. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2018, the net worth requirement was $161.9 million and our net worth, as defined in the requirements, was $664.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2018, we were required to maintain at least $31.9 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2018, we had operational liquidity, as defined in the requirements, of $117.2 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of June 30, 2018, we have funded $42.8 million of such investments. We expect these preferred equity investments to be repaid to us within the next year.

Prior to 2018, we retained all earnings for the operation and expansion of our business and therefore did not pay cash dividends on our common stock. However, we paid a cash dividend of $0.25 per share for each of the first and second quarters of 2018, and on July 31, 2018, our Board of Directors declared a cash dividend of $0.25 per share for the third quarter of 2018. We expect to continue to make regular quarterly dividend payments for the foreseeable future. Over the past three years, we have repurchased 1.0 million shares of our common stock under share repurchase programs for a cost of $36.5 million, invested $126.2 million of cash in acquisitions and the purchase of mortgage servicing rights, funded $42.8 million of preferred equity investments, and paid cash dividends of $15.7 million. On occasion, we may use cash to fully fund loans held for investment or loans held for sale instead of using our warehouse line. As of June 30, 2018, we used corporate cash to fully fund loans held for investment and loans held for sale with an unpaid principal balance of $93.6 million. We continually seek opportunities to execute additional acquisitions and purchases of mortgage servicing rights and complete such acquisitions if the economics of these acquisitions are favorable. In February 2018, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 9, 2018. We have not repurchased any shares under the 2018 repurchase program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of June 30, 2018, we held money market funds holding U.S. Treasuries in the aggregate amount of $55.1 million and Agency MBS with an aggregate fair value of $47.5 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2018 collateral requirements as outlined above. As of June 30, 2018, reserve requirements for the DUS loan portfolio will require us to fund $64.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. As noted previously, during the second quarter of 2018, Fannie Mae increased our risk-sharing cap from $60.0 million to $200.0 million. This increase in the risk-sharing cap will result in a relatively greater level of restricted liquidity required in the future for risk-sharing loans between $60.0 million and $200.0 million. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2018.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of June 30, 2018.

	June 30, 2018
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$300,000	$—	$725,000	$200,652	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	500,000	300,000	—	800,000	204,359	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	500,000	265,000	—	765,000	375,701	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	209,517	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	30,000	—	—	30,000	18,978	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	250,000	—	500,000	—	30-day LIBOR plus 1.35%
Agency Warehouse Facility #7	250,000	100,000	—	350,000	37,980	30-day LIBOR plus 1.30%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	169,920	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,305,000	$2,715,000	$—	$5,020,000	$1,217,107

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$10,290	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	—	100,000	24,662	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	—	30-day LIBOR plus 1.90% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$—	$260,000	$34,952
Total warehouse facilities	$2,565,000	$2,715,000	$—	$5,280,000	$1,252,059

Agency Warehouse Facilities

At June 30, 2018, to provide financing to borrowers under the Agencies’ programs, we have seven committed and uncommitted warehouse lines of credit in the amount of $3.5 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Seven of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

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

Agency Warehouse Facility #3

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on April 30, 2019. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 125 basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2018, the Company executed the ninth amendment to the warehouse agreement that extended the maturity date to April 30, 2019, increased the permanent committed borrowing capacity to $500.0 million, and established additional uncommitted borrowing capacity of $265.0 million. The uncommitted borrowing capacity expires on January 30, 2019. No other material modifications have been made to the agreement during 2018.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $260.0 million as of June 30, 2018 (“Interim Warehouse Facilities”). Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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

Interim Warehouse Facility #3

We have a $75.0 million repurchase agreement that is scheduled to mature on May 18, 2019. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 190 basis points to 250 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2018, we executed the third amendment to the repurchase agreement that extended the maturity date to May 18, 2019 and lowered the minimum interest rate from 30-day LIBOR plus 200 basis points to 30-day LIBOR plus 190 basis points. No other material modifications have been made to the agreement during 2018.

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. We were in compliance with all covenants as of June 30, 2018.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the LIBOR Rate plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. The applicable margin is 3.00% for LIBOR Rate loans and 2.00% for Base Rate loans as of June 30, 2018.

Our obligations under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent. As of June 30, 2018, the outstanding principal balance of the Term Loan was $165.7 million.

The Term Loan and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of June 30, 2018, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	June 30,
(dollars in thousands)	2018	2017
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$26,133,613	$22,491,811
Fannie Mae Modified Risk	7,352,372	6,878,981
Freddie Mac Modified Risk	53,083	53,225
Total risk-sharing servicing portfolio	$33,539,068	$29,424,017

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$120,546	$203,154
Freddie Mac No Risk	28,144,411	22,326,878
GNMA - HUD No Risk	9,653,432	8,919,840
Brokered	6,232,255	5,128,453
Total non-risk-sharing servicing portfolio	$44,150,644	$36,578,325
Total loans serviced for others	$77,689,712	$66,002,342
Interim loans (full risk) servicing portfolio	131,029	288,412
Total servicing portfolio unpaid principal balance	$77,820,741	$66,290,754

Interim Program JV Managed Loans (1)	119,124	—

At risk servicing portfolio (2)	$29,951,211	$26,095,958
Maximum exposure to at risk portfolio (3)	6,165,096	5,282,883
60+ day delinquencies, within at risk portfolio	5,962	—
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	5,962	—

60+ day delinquencies as a percentage of the at risk portfolio	0.02%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.01	0.01
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	68.27	N/A
Allowance for risk-sharing as a percentage of maximum exposure	0.07	0.07
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.75	0.76

(1)

We indirectly share in a portion of the risk of loss associated with these assets through our 15% equity ownership in the Interim Program JV. These assets are included as assets under management in the Supplemental Operating Data table.

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

Our full risk-sharing cap is currently set at $200.0 million for all future loan originations, up from $60.0 million as of March 31, 2018. Accordingly, our maximum loss exposure on any one loan is $40.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions.

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

For the six months ended June 30, 2018, the provision for risk-sharing obligations was $257 thousand compared to a benefit of $35 thousand for the six months ended June 30, 2017. As there is currently only one defaulted loan in the at risk servicing portfolio, the Allowance for risk-sharing obligations as of June 30, 2018 is based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of June 30, 2018. The Allowance for risk-sharing obligations as of June 30, 2017 was based entirely on our collective assessment of the probability of loss related to the loans on the watch list as of June 30, 2017.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

See NOTE 2 to the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. Although we do not believe any of the accounting pronouncements listed there will have a significant impact on our business activities or compliance with our debt covenants, we are still in the process of determining the impact some of the new pronouncements may have on our future financial results and operating activities.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2018 and 2017 was 209 basis points and 122 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of June 30,
Change in annual escrow earnings due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$21,517	$15,869
100 basis point decrease in 30-day LIBOR	(21,517)	(17,822)

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in 30-day LIBOR based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of June 30,
Change in annual net warehouse interest income due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$(5,946)	$(5,021)
100 basis point decrease in 30-day LIBOR	5,946	5,021

All of our corporate debt is based on 30-day LIBOR, with a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual income from operations due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of June 30,
Change in annual earnings due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$(1,657)	$(1,668)
100 basis point decrease in 30-day LIBOR (1)	1,657	367

(1)	The decrease in 2017 was 22 basis points due to the 30-day LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $28.4 million as of June 30, 2018, compared to $23.8 million as of June 30, 2017. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of both June 30, 2018 and 2017,  87% of the servicing fees are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2018, we did not purchase any shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2018. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ending February 9, 2019. The Company had $50.0 million of authorized share repurchase capacity remaining as of June 30, 2018. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2018:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2018	—	N/A	—	$50,000,000
May 1-31, 2018	—	N/A	—	50,000,000
June 1-30, 2018	—	N/A	—	50,000,000
Total	—	N/A	—	$50,000,000

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

Date: August 1, 2018	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 1, 2018	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer