Form 10-Q
period 2018-09-30
Walker & Dunlop, Inc.
filed 2018-10-31
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 24, 2018, there were 31,238,670 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Cash and cash equivalents	$165,062	$191,218
Restricted cash	16,226	6,677
Pledged securities, at fair value	109,062	97,859
Loans held for sale, at fair value	2,134,190	951,829
Loans held for investment, net	203,824	66,510
Servicing fees and other receivables, net	49,457	41,693
Derivative assets	28,182	10,357
Mortgage servicing rights	647,188	634,756
Goodwill and other intangible assets	157,077	124,543
Other assets	57,968	82,985
Total assets	$3,568,236	$2,208,427

Liabilities
Accounts payable and other liabilities	$275,460	$238,538
Performance deposits from borrowers	16,122	6,461
Derivative liabilities	524	1,850
Guaranty obligation, net of accumulated amortization	44,413	41,187
Allowance for risk-sharing obligations	4,663	3,783
Warehouse notes payable	2,156,999	937,769
Note payable	163,626	163,858
Total liabilities	$2,661,807	$1,393,446

Equity
Preferred shares, authorized 50,000; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 30,397 shares at September 30, 2018 and 30,016 shares at December 31, 2017.	304	300
Additional paid-in capital	240,721	229,080
Accumulated other comprehensive income (loss) ("AOCI")	(71)	93
Retained earnings	660,102	579,943
Total stockholders’ equity	$901,056	$809,416
Noncontrolling interests	5,373	5,565
Total equity	$906,429	$814,981
Commitments and contingencies (NOTE 10)	—	—
Total liabilities and equity	$3,568,236	$2,208,427

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Gains from mortgage banking activities	$99,170	$111,304	$282,916	$309,912
Servicing fees	50,781	44,900	148,138	129,639
Net warehouse interest income	3,880	5,358	8,129	17,778
Escrow earnings and other interest income	11,938	5,804	28,562	13,610
Other	18,888	12,370	42,568	33,716
Total revenues	$184,657	$179,736	$510,313	$504,655

Expenses
Personnel	$79,776	$78,469	$206,475	$198,157
Amortization and depreciation	36,739	32,343	105,863	97,541
Provision (benefit) for credit losses	519	9	842	(216)
Interest expense on corporate debt	2,429	2,555	6,951	7,401
Other operating expenses	14,535	11,664	42,662	34,871
Total expenses	$133,998	$125,040	$362,793	$337,754
Income from operations	$50,659	$54,696	$147,520	$166,901
Income tax expense	12,902	19,988	32,023	54,621
Net income before noncontrolling interests	$37,757	$34,708	$115,497	$112,280
Less: net income (loss) from noncontrolling interests	41	330	(192)	114
Walker & Dunlop net income	$37,716	$34,378	$115,689	$112,166
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	16	(2)	(164)	6
Walker & Dunlop comprehensive income	$37,732	$34,376	$115,525	$112,172

Basic earnings per share	$1.24	$1.14	$3.83	$3.74
Diluted earnings per share	$1.17	$1.06	$3.60	$3.49
Cash dividends declared per common share	$0.25	$—	$0.75	$—

Basic weighted average shares outstanding	30,423	30,085	30,219	30,009
Diluted weighted average shares outstanding	32,245	32,312	32,096	32,170

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income before noncontrolling interests	$115,497	$112,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(119,313)	(140,985)
Change in the fair value of premiums and origination fees	(2,226)	4,547
Amortization and depreciation	105,863	97,541
Provision (benefit) for credit losses	842	(216)
Other operating activities, net	(1,198,121)	(1,401,593)
Net cash provided by (used in) operating activities	$(1,097,458)	$(1,328,426)

Cash flows from investing activities
Capital expenditures	$(1,965)	$(4,638)
Purchases of pledged available-for-sale securities	(60,088)	—
Funding of preferred equity investments	(1,100)	(16,321)
Proceeds from the payoff of preferred equity investments	30,624	—
Capital invested in the Interim Program JV, net	(890)	(6,184)
Acquisitions, net of cash received	(33,102)	(15,000)
Purchase of mortgage servicing rights	(1,814)	—
Originations of loans held for investment	(225,369)	(167,680)
Principal collected on loans held for investment upon payoff	87,688	117,479
Principal collected on loans held for investment upon formation of Interim Program JV	—	119,750
Net cash provided by (used in) investing activities	$(206,016)	$27,406

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,228,850	$1,360,969
Borrowings of interim warehouse notes payable	50,455	128,661
Repayments of interim warehouse notes payable	(61,049)	(175,934)
Repayments of note payable	(828)	(828)
Proceeds from issuance of common stock	8,939	2,887
Repurchase of common stock	(26,712)	(28,863)
Cash dividends paid	(23,600)	—
Payment of contingent consideration	(5,150)	—
Debt issuance costs	(2,550)	(1,689)
Secured borrowings	70,052	—
Net cash provided by (used in) financing activities	$1,238,407	$1,285,203

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(65,067)	$(15,817)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	286,680	211,359
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$221,613	$195,542

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$35,315	$34,286
Cash paid for income taxes	37,168	38,707

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of multifamily and other commercial real estate financing products, provides multifamily investment sales brokerage services, and engages in commercial real estate investment management activities. The Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). The Company brokers, and in some cases services, loans for various life insurance companies, commercial banks, commercial mortgage backed securities issuers, and other institutional investors, in which cases the Company does not fund the loan.

The Company also offers a proprietary loan program offering interim loans (the “Interim Program”). During the second quarter of 2017, the Company formed a joint venture with an affiliate of Blackstone Mortgage Trust, Inc. to originate, hold, and finance loans that meet the criteria of the Interim Program (the “Interim Program JV”). The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. The Company holds a 15% ownership interest in the Interim Program JV and is responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries (“JCR”), the operator of a private commercial real estate investment adviser. JCR, a wholly-owned subsidiary, is engaged in the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The operating results of JCR were immaterial for the three and nine months ended September 30, 2018.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2018. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2018. No other material subsequent events have occurred that would require disclosure.

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

Contracts with Customers—Substantially all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is not significant and derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The Company had no contract assets or liabilities as of September 30, 2018 and December 31, 2017. The following table presents information about the Company’s contracts with customers for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
(in thousands)	September 30,		September 30,
Description	2018	2017	2018	2017	Statement of income line item
Certain loan origination fees	$15,981	$13,358	$39,637	$36,811	Gains from mortgage banking activities
Investment sales broker fees, investment management fees, assumption fees, application fees, and other	11,927	7,633	24,345	17,050	Other revenues
Total revenues derived from contracts with customers	$27,908	$20,991	$63,982	$53,861

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of generally up to three years and are all multifamily loans with similar risk characteristics. As of September 30, 2018, Loans held for investment, net consisted of ten loans with an aggregate $204.6 million of unpaid principal balance less $0.7 million of net unamortized deferred fees and costs and $0.1 million of allowance for loan losses. As of December 31, 2017, Loans held for investment, net consisted of five loans with an aggregate $67.0 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $0.1 million of allowance for loan losses.

In the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $77.8 million is presented as a component of Loans held for investment, net in the Condensed Consolidated Balance Sheet as of September 30, 2018, and the secured borrowing of $70.1 million is included within Accounts payable and other liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2018. The Company does not have credit risk related to the $70.1 million of loans that were transferred.

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of September 30, 2018 or December 31, 2017. Additionally, we have not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012. The allowances for loan losses recorded as of September 30, 2018 and December 31, 2017 were based on the Company’s collective assessment of the portfolio.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Provision (benefit) for loan losses	$4	$(100)	$69	$(290)
Provision for risk-sharing obligations	515	109	773	74
Provision (benefit) for credit losses	$519	$9	$842	$(216)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of all loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for sale or investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment during the period of time the loan is outstanding. Included in Net warehouse interest income for the three and nine months ended September 30, 2018 and 2017 are the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Warehouse interest income - loans held for sale	$16,684	$15,263	$36,830	$36,616
Warehouse interest expense - loans held for sale	(14,389)	(11,776)	(31,945)	(27,024)
Net warehouse interest income - loans held for sale	$2,295	$3,487	$4,885	$9,592

Warehouse interest income - loans held for investment	$3,169	$3,213	$6,238	$13,205
Warehouse interest expense - loans held for investment	(1,584)	(1,342)	(2,994)	(5,019)
Net warehouse interest income - loans held for investment	$1,585	$1,871	$3,244	$8,186

Total net warehouse interest income	$3,880	$5,358	$8,129	$17,778

Income Taxes—The Company records the excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded excess tax benefits of $0.9 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively, and $6.7 million and $9.1 million during the nine months ended September 30, 2018 and 2017, respectively.

In December 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. Tax Reform changed the rules related to the deductibility of executive compensation under the provisions of Section 162(m) of the Internal Revenue Code. Tax Reform also contains provisions for determining whether compensation agreements executed prior to Tax Reform follow the guidance prior or subsequent to Tax Reform. During the third quarter of 2018, the Treasury Department issued initial guidance for determining, among other things, whether a compensation agreement in place prior to Tax Reform follows the guidance prior or subsequent to Tax Reform.

The deductibility of certain of the Company’s compensation agreements with its executives may be impacted by the Treasury guidance upon finalization. As of September 30, 2018, the Company has provisionally recorded approximately $2.6 million of deferred tax assets related to such compensation agreements. The Company expects the accounting for these deferred tax assets to be completed in the fourth quarter of 2018 once the Treasury guidance is finalized.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of September 30, 2018 and 2017 and December 31, 2017 and 2016:

	September 30,		December 31,
(in thousands)	2018	2017	2017	2016
Pledged cash and cash equivalents:
Restricted cash	$3,434	$1,969	$2,201	$4,358
Money market funds	36,891	91,031	86,584	78,384
Total pledged cash and cash equivalents	$40,325	$93,000	$88,785	$82,742
Agency debt securities	68,737	2,102	9,074	2,108
Total pledged securities, at fair value	$109,062	$95,102	$97,859	$84,850

The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all accounted for as available-for-sale (“AFS”) securities. The following table provides additional information related to the AFS Agency MBS as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
Fair Value and Amortized Cost of Agency MBS (in thousands)	2018	2017
Fair value	$68,737	$9,074
Amortized cost	68,808	8,981
Total gains for securities with net gains in AOCI	43	93
Total losses for securities with net losses in AOCI	(114)	—

As of September 30, 2018, the Company does not intend to sell any of the Agency debt securities, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

The following table provides contractual maturity information related to the Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	September 30, 2018
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	16,675	16,671
After five years through ten years	41,106	41,152
After ten years	10,956	10,985
Total	$68,737	$68,808

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed above) to be restricted cash and restricted cash equivalents. The following table, in conjunction with the detail of Pledged securities, at fair value presented above, presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of September 30, 2018 and 2017 and December 31, 2017 and 2016.

	September 30,		December 31,
(in thousands)	2018	2017	2017	2016
Cash and cash equivalents	$165,062	$85,363	$191,218	$118,756
Restricted cash	16,226	17,179	6,677	9,861
Pledged cash and cash equivalents	40,325	93,000	88,785	82,742
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$221,613	$195,542	$286,680	$211,359

Recently Announced Accounting Pronouncements—In the first quarter of 2016, Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (Topic 842) was issued. ASU 2016-02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee’s initial direct costs. Lessees generally recognize lease expense for these leases on a straight-line basis, which is similar to the accounting treatment today. ASU 2016-02 requires additional disclosures and is effective for the Company January 1, 2019. The new lease standard requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with a cumulative-effect adjustment to retained earnings recorded at the earliest comparative period. During the third quarter of 2018, Accounting Standards Update 2018-11 (“ASU 2018-11”), Targeted Improvements to Topic 842, Leases was issued. ASU 2018-11 provides companies with the option to apply a practical expedient that allows adoption of the provisions of ASU 2016-02 prospectively with a cumulative-effect adjustment recorded to retained earnings upon the date of adoption.

The Company intends to adopt the standard when required on January 1, 2019 and to elect the available practical expedients, including ASU 2018-11. The Company has completed its analysis of the new standard and expects to be ready in time for the adoption next year. The Company is also in the process of analyzing the disclosures that will be required for the new standard. The Company expects ASU 2016-02 to have an impact on the Consolidated Balance Sheets similar to the amount quantified in the 2017 Form 10-K when it recognizes ROU assets and the corresponding lease liabilities. The Company expects an immaterial impact on the statements of income. There will be no change to the classification of the Company’s leases, which are all currently classified as operating leases.

In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued. ASU 2016-13 ("the Standard") represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance on the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses and the way it assesses impairment on its pledged AFS securities. ASU 2016-13 requires modified retrospective application to all outstanding, in-scope instruments, with a cumulative-effect adjustment recorded to opening retained earnings as of the beginning of the period of adoption.

The Company plans on adopting ASU 2016-13 when the standard is required to be adopted, January 1, 2020. The Company is in the preliminary stages of implementation as it is still in the process of determining the significance of the impact the Standard will have on its financial statements. The Company expects its allowance for risk-sharing obligations to increase when ASU 2016-13 is adopted.

In the third quarter of 2018, Accounting Standards Update 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement was issued. ASU 2018-13 eliminates the following disclosure requirements; (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds, among other things, the requirement to (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for the Company on January 1, 2020 with early adoption permitted. The Company early-adopted ASU 2018-13 during the third quarter of 2018 with little impact to its disclosures as the Company has not historically had transfers between Level 1 and Level 2 of the fair value hierarchy or adjustments to its Level 3 fair value measurements due to unobservable inputs and does not have any Level 3 assets with unrealized gains and losses recorded in other comprehensive income.

In the third quarter of 2018, Accounting Standards Update 2018-15 (“ASU 2018-15”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract was issued. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets. Capitalized implementation costs are amortized over the term of the hosting arrangement, and the expense related to the capitalized implementation costs is recorded in the same line in the financial statements as the cloud service cost. ASU 2018-15 is effective for the Company on January 1, 2020. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is in the process of determining the impact ASU 2018-15 will have on its financial statements and when it will adopt ASU 2018-15.

There are no other accounting pronouncements previously issued by the FASB but not yet effective or not yet adopted by the Company that have the potential to materially impact the Company’s condensed consolidated financial statements.

There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2017 Form 10-K.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Contractual loan origination related fees, gross	$64,197	$64,977	$180,655	$183,599
Co-broker fees	(4,603)	(4,454)	(17,052)	(14,672)
Fair value of expected net cash flows from servicing recognized at commitment	42,811	53,614	129,764	150,608
Fair value of expected guaranty obligation recognized at commitment	(3,235)	(2,833)	(10,451)	(9,623)
Total gains from mortgage banking activities	$99,170	$111,304	$282,916	$309,912

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

The fair values of the MSRs at September 30, 2018 and December 31, 2017 were $857.0 million and $834.5 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at September 30, 2018 is a decrease in the fair value of $26.7 million.

The impact of a 200-basis point increase in the discount rate at September 30, 2018 is a decrease in the fair value of $55.4 million.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2018 and 2017 is shown in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$638,914	$573,159	$634,756	$521,930
Additions, following the sale of loan	46,107	48,174	119,588	165,748
Purchases	—	—	1,814	—
Amortization	(33,157)	(30,174)	(98,119)	(88,398)
Pre-payments and write-offs	(4,676)	(3,250)	(10,851)	(11,371)
Ending balance	$647,188	$587,909	$647,188	$587,909

The following tables summarize the components of the net carrying value of the Company’s acquired and originated MSRs as of September 30, 2018:

	As of September 30, 2018
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$185,529	$(133,955)	$51,574
Originated MSRs	884,918	(289,304)	595,614
Total	$1,070,447	$(423,259)	$647,188

	As of December 31, 2017
	Gross	Accumulated	Net
(in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$183,715	$(121,643)	$62,072
Originated MSRs	820,137	(247,453)	572,684
Total	$1,003,852	$(369,096)	$634,756

The expected amortization of MSRs recorded as of September 30, 2018 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Three Months Ending December 31,
2018	$29,615	$2,703	$32,318
Year Ending December 31,
2019	$110,777	$10,222	$120,999
2020	97,481	8,997	106,478
2021	85,245	7,644	92,889
2022	72,270	5,894	78,164
2023	60,895	5,126	66,021
Thereafter	139,331	10,988	150,319
Total	$595,614	$51,574	$647,188

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

Activity related to the guaranty obligation for the three and nine months ended September 30, 2018 and 2017 is presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$42,470	$36,492	$41,187	$32,292
Additions, following the sale of loan	4,078	3,596	9,147	11,332
Amortization	(2,057)	(1,776)	(5,814)	(5,242)
Other	(78)	(12)	(107)	(82)
Ending balance	$44,413	$38,300	$44,413	$38,300

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2018 and 2017 is shown in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$4,070	$3,648	$3,783	$3,613
Provision for risk-sharing obligations	515	109	773	74
Write-offs	—	—	—	—
Other	78	12	107	82
Ending balance	$4,663	$3,769	$4,663	$3,769

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

The Allowance for risk-sharing obligations as of September 30, 2018 is based primarily on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2018. During the third quarter of 2018, Hurricane Florence made landfall in the United States, causing substantial damage to the affected areas. Located within the affected areas are multiple properties collateralizing loans for which the Company has risk-sharing obligations. Based on its preliminary assessment of these properties, the Company believes that few, if any, of these properties incurred significant damage, and those that did have adequate insurance coverage. Additionally, the Company has not experienced an increase in late payments from risk-sharing loans collateralized by properties in the affected areas. Accordingly, based on information currently available, the natural disaster did not have a material impact on the Allowance for risk-sharing obligations as of September 30, 2018. Additionally, the Company does not believe that this natural disaster will have a material impact on its Allowance for risk-sharing obligations in the future.

As of September 30, 2018, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $6.4 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $80.6 billion as of September 30, 2018 compared to $74.3 billion as of December 31, 2017.

NOTE 7—WAREHOUSE NOTES PAYABLE

At September 30, 2018, to provide financing to borrowers, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.0 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at September 30, 2018 are shown in the table below:

	September 30, 2018
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility[1]	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$300,000	$—	$725,000	$324,772	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	500,000	300,000	—	800,000	371,915	30-day LIBOR plus 1.20%
Agency Warehouse Facility #3	500,000	265,000	—	765,000	675,671	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	239,084	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	30,000	—	—	30,000	18,946	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	100,000	—	350,000	207,962	30-day LIBOR plus 1.30%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	284,454	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,055,000	$2,465,000	$—	$4,520,000	$2,122,804

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$10,290	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	—	100,000	24,662	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	—	30-day LIBOR plus 1.90% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$—	$260,000	$34,952
Debt issuance costs	—	—	—	—	(757)
Total warehouse facilities	$2,315,000	$2,465,000	$—	$4,780,000	$2,156,999

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

During the fourth quarter of 2018, the Company executed the first amendment to the Amended and Restated Warehousing Credit and Security Agreement related to Agency Warehouse Facility #1 that extended the maturity date to October 28, 2019 and lowered the interest rate to 30-day London Interbank Offered Rate (“LIBOR”) plus 120 basis points. No other material modifications have been made to the agreement in 2018.

During the third quarter of 2018, the Company executed the second amendment to the Second Amended and Restated Warehousing Credit and Security Agreement related to Agency Warehouse Facility #2 that extended the maturity date to September 9, 2019 and lowered the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications have been made to the agreement in 2018.

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

During the fourth quarter of 2018, the Company executed the fifth amendment to the warehouse agreement related to Agency Warehouse Facility #4 that extended the maturity date to October 5, 2019 and reduced the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications have been made to the agreement during 2018.

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

During the first quarter of 2018, the Company executed a warehousing and security agreement to establish Agency Warehouse Facility #6. The warehouse facility has a committed $250.0 million maximum borrowing amount and is scheduled to mature on February 2, 2019. The Company can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. The agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2018.

During the third quarter of 2018, an Agency warehouse line with a $500.0 million aggregate committed and uncommitted borrowing capacity expired according to its terms. The Company believes that the six remaining committed and uncommitted credit facilities from national banks and the uncommitted credit facility from Fannie Mae provide the Company with sufficient borrowing capacity to conduct its Agency lending operations.

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

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the nine months ended September 30, 2018 and 2017 follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Beginning balance	$123,767	$96,420
Additions from acquisitions	29,957	27,347
Impairment	—	—
Ending balance	$153,724	$123,767

The addition from acquisitions during the nine months ended September 30, 2018 shown in the table above relates to the JCR acquisition, which was completed in the second quarter of 2018. The Company has not completed the accounting for the JCR transaction as it is still waiting for certain tax information from JCR’s final 2017 and partial-year 2018 tax returns to be finalized. The initial purchase price allocation contains provisional amounts related to income tax matters.

As of September 30, 2018, the Company has fully amortized all material intangible assets obtained from acquisitions prior to the JCR acquisition. As of September 30, 2018, the balance of intangible assets acquired in the JCR acquisition was $2.6 million, which will be amortized evenly over their remaining life of approximately 4.5 years. During the nine months ended September 30, 2018, the Company paid $5.2 million to settle the contingent consideration liability from the first of three annual earn-out periods related to a previous acquisition. No payments were made during the nine months ended September 30, 2017. The balance of contingent consideration liabilities as of September 30, 2018 and 2017 was $9.6 million and $13.9 million, respectively, and consisted primarily of the amount initially recorded upon acquisition in the first quarter of 2017, net of any payments made.

In October 2018, the Company executed a purchase agreement to acquire certain assets and assume certain liabilities of a mortgage banking company in the Southeast in exchange for $20.0 million cash. The Company expects this acquisition to close in the fourth quarter of 2018. The acquisition is not expected to have a material impact on the Company’s financial results.

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's assets and liabilities carried at fair value:

•

Derivative Instruments—The derivative positions consist of interest rate lock commitments with borrowers and forward sale agreements to the Agencies. These instruments are valued using a discounted cash flow model developed based on changes in the applicable U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.

•

Loans Held for Sale—Loans held for sale are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants. Therefore, the Company classifies these loans held for sale as Level 2.

•

Pledged Securities—Investments in cash and money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants. Consequently, the Company classifies this portion of pledged securities as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
September 30, 2018
Assets
Loans held for sale	$—	$2,134,190	$—	$2,134,190
Pledged securities	40,325	68,737	—	109,062
Derivative assets	—	—	28,182	28,182
Total	$40,325	$2,202,927	$28,182	$2,271,434

Liabilities
Derivative liabilities	$—	$—	$524	$524
Total	$—	$—	$524	$524

December 31, 2017
Assets
Loans held for sale	$—	$951,829	$—	$951,829
Pledged securities	88,785	9,074	—	97,859
Derivative assets	—	—	10,357	10,357
Total	$88,785	$960,903	$10,357	$1,060,045

Liabilities
Derivative liabilities	$—	$—	$1,850	$1,850
Total	$—	$—	$1,850	$1,850

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2018.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2018 and 2017:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Derivative assets and liabilities, net
Beginning balance	$17,963	$24,491	$8,507	$57,428
Settlements	(89,475)	(92,117)	(263,765)	(323,662)
Realized gains recorded in earnings (1)	71,512	67,626	255,258	266,234
Unrealized gains recorded in earnings (1)	27,658	43,678	27,658	43,678
Ending balance	$27,658	$43,678	$27,658	$43,678

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2018:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$28,182	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$524	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2018 and December 31, 2017 are presented below:

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$165,062	$165,062	$191,218	$191,218
Restricted cash	16,226	16,226	6,677	6,677
Pledged securities	109,062	109,062	97,859	97,859
Loans held for sale	2,134,190	2,134,190	951,829	951,829
Loans held for investment, net	203,824	204,644	66,510	66,963
Derivative assets	28,182	28,182	10,357	10,357
Total financial assets	$2,656,546	$2,657,366	$1,324,450	$1,324,903

Financial liabilities:
Derivative liabilities	$524	$524	$1,850	$1,850
Secured borrowings	70,052	70,052	—	—
Warehouse notes payable	2,156,999	2,157,756	937,769	939,500
Note payable	163,626	165,395	163,858	166,223
Total financial liabilities	$2,391,201	$2,393,727	$1,103,477	$1,107,573

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

Loans Held  for Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of September 30, 2018 and December 31, 2017, no credit-related adjustments were required.

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

Secured borrowings—Consist of liabilities associated with loans transferred to a third party but accounted for as secured borrowings. The borrowing rates on the secured borrowings are based upon 30-day LIBOR plus a margin. The unpaid principal balance of secured borrowings approximates fair value because of the short maturity of these instruments and the monthly resetting of the index rate to prevailing market rates (Level 2).

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

Fair Value of Derivative Instruments and Loans Held for Sale—In the normal course of business, the Company enters into contractual commitments to originate and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by the Company. All mortgagors are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor.

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

The fair value of the Company’s interest rate lock commitments and forward sales contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in interest rate lock commitments and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of our counterparties and the short duration of interest rate lock commitments and forward sale contracts, the risk of nonperformance by the Company’s counterparties has historically been minimal (Level 3).

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2018 and December 31, 2017.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2018
Rate lock commitments	$616,452	$14,570	$(5,300)	$9,270	$9,489	$(219)	$—
Forward sale contracts	2,740,397	—	18,388	18,388	18,693	(305)	—
Loans held for sale	2,123,945	23,333	(13,088)	10,245	—	—	10,245
Total		$37,903	$—	$37,903	$28,182	$(524)	$10,245

December 31, 2017
Rate lock commitments	$241,760	$7,587	$(678)	$6,909	$6,909	$—	$—
Forward sale contracts	1,175,192	—	1,598	1,598	3,448	(1,850)	—
Loans held for sale	933,432	19,317	(920)	18,397	—	—	18,397
Total		$26,904	$—	$26,904	$10,357	$(1,850)	$18,397

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as

Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As of September 30, 2018, the Company held the majority of its pledged securities in Agency MBS. NOTE 2 provides a detail of the types of financial assets pledged to Fannie Mae to meet the restricted liquidity requirements. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2018 collateral requirements as outlined above. As of September 30, 2018, reserve requirements for the DUS loan portfolio will require the Company to fund $65.2 million in additional pledged securities over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2018. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At September 30, 2018, the net worth requirement was $168.1 million, and the Company's net worth, as defined in the requirements, was $724.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2018, the Company was required to maintain at least $33.1 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of September 30, 2018, the Company had operational liquidity, as defined in the requirements, of $170.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

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

NOTE 11—EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Weighted average number of shares outstanding used to calculate basic earnings per share	30,423	30,085	30,219	30,009

Dilutive securities
Unvested restricted shares and restricted share units	1,147	1,404	1,121	1,394
Stock options	675	823	756	767
Weighted average number of shares and share equivalents outstanding used to calculate diluted earnings per share	32,245	32,312	32,096	32,170

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Average options	—	113	—	94
Average restricted shares	1	3	3	5

NOTE 12—TOTAL EQUITY

A summary of changes in total equity is presented below:

		Stockholders' Equity
			Additional
	Common Stock		Paid-In		Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	AOCI	Earnings	Interests	Equity
Balance at December 31, 2017	30,016	$300	$229,080	$93	$579,943	$5,565	$814,981
Walker & Dunlop net income	—	—	—	—	115,689	—	115,689
Net income (loss) from noncontrolling interests	—	—	—	—	—	(192)	(192)
Other comprehensive income (loss), net of tax	—	—	—	(164)	—	—	(164)
Stock-based compensation - equity classified	—	—	17,488	—	—	—	17,488
Issuance of common stock in connection with equity compensation plans	913	9	8,930	—	—	—	8,939
Repurchase and retirement of common stock	(532)	(5)	(14,777)	—	(11,930)	—	(26,712)
Cash dividends paid	—	—	—	—	(23,600)	—	(23,600)
Balance at September 30, 2018	30,397	$304	$240,721	$(71)	$660,102	$5,373	$906,429

During the first quarter of 2018, the Company repurchased, under a 2017 share repurchase program, 244 thousand shares of its common stock at a weighted average price of $46.77 per share and immediately retired the shares, reducing stockholders’ equity by $11.4 million. During the first quarter of 2018, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock over a 12-month period. During 2018, the Company has repurchased 75 thousand shares of its common stock under the 2018 share repurchase program at a weighted average price of $54.01 per share and immediately retired the shares, reducing stockholders’ equity by $4.1 million. The Company had $45.9 million of authorized share repurchase capacity remaining as of September 30, 2018.

In 2018, the Company’s Board of Directors has declared aggregate cash dividends of $1.00 per share ($0.25 per share for each quarter during 2018). These dividends represent the first dividend payments the Company has made since its initial public offering in December 2010. The dividends are paid to all holders of record of our restricted and unrestricted common stock and restricted stock units. The dividend for the fourth quarter of 2018 was declared in October and will be paid in December. The Company expects the dividends paid during 2018 to be an insignificant portion of the Company’s net income, retained earnings, and cash and cash equivalents.

The Company’s note payable contains direct restrictions to the amount of dividends the Company may pay, and the warehouse credit facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company intends to pay for the foreseeable future.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K”).

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily investment sales brokerage services, and engage in commercial real estate investment management activities. Our clients are owners and developers of multifamily and other commercial real estate across the country. We originate and sell loans through the programs of the GSEs, the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD;” and HUD collectively with the GSEs, the “Agencies”), with which we have long-established relationships. We are approved as a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender nationally, a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans (“Freddie Mac seller/servicer”) in 25 states and the District of Columbia, a Freddie Mac Approved Seller/Servicer for Seniors Housing and Targeted Affordable Housing nationwide, a HUD Multifamily Accelerated Processing lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker, and in some cases service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities issuers, and other institutional investors, in which cases we do not fund the loan.

We fund loans for the Agencies, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain concurrent with rate lock. Proceeds from the sale of the loan are used to pay off the warehouse borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. We retain servicing rights and asset management responsibilities on substantially all loans that we originate through the Agencies’ programs.

We recognize gains from mortgage banking activities when we commit to both originate a loan with a borrower and sell that loan to an investor. The gains from mortgage banking activities for these transactions reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also recognize gains from mortgage banking activities when we receive the origination fee from a brokered loan transaction. Other sources of revenue include (i) net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities, (ii) net warehouse interest income from loans held for investment while they are outstanding, (iii) sales commissions for brokering the sale of multifamily properties, and (iv) asset management fees from our investment management activities.

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

We currently offer interim loans to provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite, service, and asset-manage all loans executed through the Interim Program. The ultimate goal of the Interim Program is to provide permanent Agency financing on these transitional properties. The Interim Program has two distinct executions: held by a joint venture and held for investment.

During the second quarter of 2017, we formed a joint venture with an affiliate of Blackstone Mortgage Trust, Inc. to originate, hold, and finance loans that meet the criteria of the Interim Program (the “Interim Program JV” or the “joint venture”). The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. Many of the interim loans originated since the formation of the joint venture have been for the Interim Program JV. During the nine months ended September 30, 2018, $172.2 million of the $402.7 million of interim loan originations were executed through the joint venture. As of September 30, 2018, we asset-managed $222.7 million of interim loans on behalf of the Interim Program JV.

We originate and hold some Interim Program loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. Since we began originating interim loans in 2012, we have not experienced any delinquencies or charged off any Interim Program loans. As of September 30, 2018, we had ten Interim Program loans held for investment with an aggregate outstanding unpaid principal balance of $204.6 million.

Through Walker & Dunlop Investment Sales, LLC (“WDIS”), we offer investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through these investment sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. Our investment sales services are offered in various regions throughout the United States. We have added several investment sales brokerage teams over the past few years and continue to seek to add other investment sales brokers, with the goal of expanding these brokerage services to cover all major regions throughout the United States.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of September 30, 2018, we had preferred equity investments with one borrower totaling $12.2 million. During the fourth quarter of 2018, we collected the remaining $12.2 million and funded an additional $40.0 million preferred equity investment on a different property with this borrower. We expect this preferred equity investment to be repaid within the next six months.

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries (“JCR”), the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition of JCR, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the company by growing our investment management platform. JCR’s current assets under management (“AUM”) of $837.8 million primarily consist of three sources: Fund III, Fund IV, and a separate account managed for a life insurance company. AUM for Fund III and Fund IV consist of both unfunded commitments and funded investments. AUM for the separate account consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. The following table summarizes JCR’s AUM as of September 30, 2018:

	Unfunded	Funded
Components of JCR assets under management (in thousands)	Commitments	Investments	Total
Fund III	$95,172	$171,416	$266,588
Fund IV	205,748	29,331	235,079
Separate account	—	336,127	336,127
Total assets under management	$300,920	$536,874	$837,794

JCR receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to Fund III and Fund IV, JCR receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

For MSRs recognized at loan sale, the individual loan-level MSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. For MSRs related to purchased stand-alone servicing portfolios, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life at purchase (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual MSRs do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies materially from the estimated pattern. When such a material difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We have not adjusted the estimated life of our purchased stand-alone servicing portfolios as the actual prepayment experience has not differed materially from the expected prepayment experience. We do not anticipate an adjustment to the estimated life of the portfolios will be necessary in the near term due to the characteristics of the portfolios, especially the relatively low weighted-average interest rates and the relatively long remaining periods of prepayment protection.

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

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When we believe a loan is probable of foreclosure or when a loan is in foreclosure, we record an allowance for that loan (a “specific reserve”). The specific reserve is based on the estimate of the property fair value less selling and property preservation costs and considers the loss-sharing requirements detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value. The allowance for risk-sharing obligations for such loans is updated as any additional information is received until the loss is settled with Fannie Mae. The settlement with Fannie Mae is based on the actual sales price of the property less selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial specific reserves have not varied materially from the final settlement. We are uncertain whether such a trend will continue in the future.

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

When we place a risk-sharing loan on our watch list, we transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The Allowance for risk-sharing obligations as of September 30, 2018 is based primarily on general reserves related to the loans on the watch list as of September 30, 2018.

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market remain strong. Multifamily occupancy rates and effective rents remain strong based upon robust rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and loan origination volumes due to their importance to the cash flows of the underlying properties. Additionally, the headwinds facing single-family home ownership, including high valuations, rising interest rates, and low credit availability, have led to home ownership levels at or near historic lows. At the same time, new household formation continues to grow, unemployment levels remain at historic lows, and macroeconomic indicators are strong, all resulting in high demand for multifamily housing.

The Mortgage Bankers’ Association (“MBA”) recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the second quarter of 2018, reaching $3.3 trillion, an increase of 1.6% from the end of the first quarter of 2018. Multifamily mortgage debt outstanding rose to $1.3 trillion as of the end of the second quarter of 2018, an increase of 1.6% from the end of the first quarter of 2018. The multifamily category with the largest growth in mortgage debt outstanding was Agency lending. The MBA also reported that commercial and multifamily loan originations during the second quarter of 2018 increased 4% from the second quarter of 2017, while multifamily loan originations grew by 17% year over year.

The increase in rental housing demand and gaps in housing production have led to continued steady rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. According to RealPage, a provider of commercial real estate data and analytics, rent growth from the third quarter of 2017 to the third quarter of 2018 was 2.9%, higher than the 2.5% year-over-year growth in the second quarter of 2018 and a reversal of a recent trend of slowing rent growth. RealPage also reported that new multifamily housing construction completed during the third quarter of 2018 was 83,000 units, much lower than the quarterly demand of 107,000 units. The annualized construction completions have been 300,000 units or greater since the end of 2016. In spite of the significant new construction completions, the multifamily housing market has been able to absorb the new units as evidenced by a decrease in the vacancy rate of 40 basis points from 4.6% at the end of the second quarter of 2018 to 4.2% at the end of the third quarter of 2018. We believe that the market demand for multifamily housing in the upcoming quarters will continue to absorb most of the capacity created by new construction and that vacancy rates will remain near historic lows, continuing to make multifamily properties an attractive investment option.

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

The Federal Reserve raised its targeted Fed Funds Rate by 75 basis points during the first nine months of 2018 and 175 basis points during the past two years. We have not experienced a pronounced or sustained decline in origination volume or seen a direct reduction in profitability solely as a result of the increases in the Fed Funds Rate as (i) long-term mortgage interest rates have remained at relatively low levels due to a flattened yield curve throughout most of the past two years, (ii) there remains a significant number of capital market participants that are investing in commercial real estate and multifamily properties, and (iii) investor spreads have tightened. Real Capital Analytics, a commercial real estate data analytics company, recently reported that as of the end of the second quarter of 2018, in spite of recent interest-rate increases, multifamily cap rates remained well below 6%. We cannot be certain that these trends will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic and market factors, may have a different effect on the commercial real estate market and on us.

We expect to see continued strength in the multifamily market for the foreseeable future due to the underlying fundamentals of the multifamily market as labor markets are strong, home ownership remains challenging for many households, and demand increases from new household formation.

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

The GSEs reported a combined loan origination volume of $90.7 billion during the first nine months of 2018 compared to $92.6 billion during the first nine months of 2017, a decrease of 2%. Fannie Mae’s volume decreased 6% from the first nine months of 2017 to the first nine months of 2018. Additionally, during the third quarter of 2017, we originated a $1.9 billion portfolio of GSE loans with no comparable activity in 2018, which significantly impacted the year-over-year GSE loan origination volume. Excluding the large transaction in the third quarter of 2017, our GSE loan origination volume increased slightly year over year. The GSEs reported a combined loan origination volume of $36.1 billion during the third quarter of 2018 compared to $35.2 billion during the third quarter of 2017, an increase of 3%. We expect the GSEs to maintain their historical market share in a multifamily market that is projected by Freddie Mac to be $305.0 billion in 2018. We believe our market leadership positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from MSRs and cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. A new director of the FHFA will be appointed in early 2019; we do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2018.

We continue to significantly grow our capital markets platform to gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with additions of brokered loan originators over the past several years, has resulted in significant growth in our brokered originations as evidenced by the 30% year-over-year increase in third quarter brokered loan originations and the 11% increase year to date. Our outlook for our capital markets platform is positive as we expect continued growth in commercial real estate and multifamily markets in the near future.

Although our HUD loan origination volume decreased 25% from the third quarter of 2017 to the third quarter of 2018 and 11% year to date, HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We continue to seek to add resources and scale to our HUD lending platform, particularly in the area of construction lending, seniors housing, and skilled nursing, where HUD remains an important provider of capital.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional properties and dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage REITs, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, floating-rate, high-yield commercial real estate investments. We originated $402.7 million of interim loans during the first nine months of 2018 compared to $189.6 million during the first nine months of 2017, and $185.8 million during the third quarter of 2018 compared to $26.4 million during the third quarter of 2017. Included within the origination volume for the nine months ended September 30, 2018 is a loan portfolio of $93.5 million, 90% of which we sold to our Interim Program JV partner through a secured borrowing transaction in the third quarter of 2018.

Finally, as we have stated, multifamily property values are at near historic highs on the back of positive fundamentals across the industry. As a result, we saw increased activity within our multifamily-focused investment sales business during the first nine months of 2018. The overall growth in the multifamily market, along with the additions we have made to our investment sales team over the past year, resulted in an 8% increase in our investment sales volume from the first nine months of 2017 to the first nine months of 2018. We continue our efforts to expand our investment sales platform more broadly across the United States and to increase the size of our investment sales team to capture what we believe will be strong multifamily investment sales activity over the coming years.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2018 and 2017. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$1,697,165	$1,389,451	$5,207,211	$5,467,228
Freddie Mac	2,225,089	4,040,985	4,861,557	6,315,369
Ginnie Mae - HUD	197,428	263,714	780,554	874,727
Brokered (1)	2,464,244	1,893,047	5,738,651	5,172,263
Interim Loans	185,765	26,375	402,683	189,562
Total Loan Origination Volume	$6,769,691	$7,613,572	$16,990,656	$18,019,149
Investment Sales Volume	882,100	935,960	1,703,420	1,574,515
Total Transaction Volume	$7,651,791	$8,549,532	$18,694,076	$19,593,664

Key Performance Metrics:
Operating margin	27%	30%	29%	33%
Return on equity	17	20	18	23
Walker & Dunlop net income	$37,716	$34,378	$115,689	$112,166
Adjusted EBITDA (2)	58,323	45,000	160,442	146,293
Diluted EPS	1.17	1.06	3.60	3.49

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	43%	44%	40%	39%
Other operating expenses	8	6	8	7

Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees	0.88%	0.79%	0.96%	0.94%
Gains attributable to MSRs	0.58	0.67	0.70	0.78
Gains attributable to MSRs, as a percentage of Agency loan origination volume (3)	0.96	0.89	1.10	1.11

SUPPLEMENTAL OPERATING DATA – continued

(dollars in thousands)	As of September 30,
Managed Portfolio:	2018	2017
Servicing Portfolio by Product Type
Fannie Mae	$34,737,863	$30,005,596
Freddie Mac	29,084,202	25,930,819
Ginnie Mae - HUD	9,775,743	8,878,899
Brokered (4)	6,823,286	5,170,479
Interim Loans	134,592	152,764
Total Servicing Portfolio	$80,555,686	$70,138,557
Assets under management	1,060,543	146,125
Total Managed Portfolio	$81,616,229	$70,284,682

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	25.0	25.7
Weighted-average remaining servicing portfolio term (years)	9.8	9.9

(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities, commercial banks, the JCR separate account, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(4)	Brokered loans serviced for life insurance companies, commercial mortgage backed securities, commercial banks, and other capital sources.

The following tables present a period-to-period comparison of our financial results for the three and nine months ended September 30, 2018 and 2017.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Revenues
Gains from mortgage banking activities	$99,170	$111,304	$(12,134)	(11)%
Servicing fees	50,781	44,900	5,881	13
Net warehouse interest income	3,880	5,358	(1,478)	(28)
Escrow earnings and other interest income	11,938	5,804	6,134	106
Investment sales broker fees	5,901	5,812	89	2
Other	12,987	6,558	6,429	98
Total revenues	$184,657	$179,736	$4,921	3

Expenses
Personnel	$79,776	$78,469	$1,307	2%
Amortization and depreciation	36,739	32,343	4,396	14
Provision for credit losses	519	9	510	5,667
Interest expense on corporate debt	2,429	2,555	(126)	(5)
Other operating expenses	14,535	11,664	2,871	25
Total expenses	$133,998	$125,040	$8,958	7
Income from operations	$50,659	$54,696	$(4,037)	(7)
Income tax expense	12,902	19,988	(7,086)	(35)
Net income before noncontrolling interests	$37,757	$34,708	$3,049	9
Less: net income (loss) from noncontrolling interests	41	330	(289)	(88)
Walker & Dunlop net income	$37,716	$34,378	$3,338	10

FINANCIAL RESULTS – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Revenues
Gains from mortgage banking activities	$282,916	$309,912	$(26,996)	(9)%
Servicing fees	148,138	129,639	18,499	14
Net warehouse interest income	8,129	17,778	(9,649)	(54)
Escrow earnings and other interest income	28,562	13,610	14,952	110
Investment sales broker fees	11,790	9,648	2,142	22
Other	30,778	24,068	6,710	28
Total revenues	$510,313	$504,655	$5,658	1

Expenses
Personnel	$206,475	$198,157	$8,318	4%
Amortization and depreciation	105,863	97,541	8,322	9
Provision (benefit) for credit losses	842	(216)	1,058	(490)
Interest expense on corporate debt	6,951	7,401	(450)	(6)
Other operating expenses	42,662	34,871	7,791	22
Total expenses	$362,793	$337,754	$25,039	7
Income from operations	$147,520	$166,901	$(19,381)	(12)
Income tax expense	32,023	54,621	(22,598)	(41)
Net income before noncontrolling interests	$115,497	$112,280	$3,217	3
Less: net income (loss) from noncontrolling interests	(192)	114	(306)	(268)
Walker & Dunlop net income	$115,689	$112,166	$3,523	3

Overview

For the three months ended September 30, 2018, the increase in total revenues was primarily attributable to increases in servicing fees, escrow earnings and other interest income, and other revenues, partially offset by decreases in gains from mortgage banking activities and net warehouse interest income. The increase in servicing fees was largely related to an increase in the average servicing portfolio outstanding, the increase in escrow earnings and other interest income was related to increases in both the average escrow balance and earnings rate, and the increase in other revenues was related to an increase in investment management fees. The decrease in net warehouse interest income was due to a decrease in the average balance of and net interest spread on loans held for sale outstanding. The increase in total expenses was primarily the result of an increase in personnel expense and other operating expenses due primarily to an increase in the average headcount and increased amortization and depreciation expense as the average MSR balance increased period over period.

For the nine months ended September 30, 2018, the small increase in total revenues was largely driven by increases in servicing fees related to an increase in our average servicing portfolio, escrow earnings and other interest income resulting from an increase in escrow balances and the escrow earnings rate, and other revenues primarily from an increase in investment management fees as we acquired JCR Capital in the second quarter of 2018. Largely offsetting these increases were decreases in gains from mortgage banking activities due primarily to a decrease in Fannie Mae servicing fees and net warehouse interest income from a lower average balance of loans held for investment and a lower net interest spread on loans held for sale. The increase in total expenses was due primarily to increases in personnel expense mostly due to an increase in salaries expense resulting from a rise in average headcount year over year, amortization and depreciation costs due to an increase in the average balance of MSRs outstanding year over year, and other operating expenses.

Revenues

Gains from Mortgage Banking Activities.  The following tables provide additional information that helps explain changes in gains from mortgage banking activities period over period:

	Loan Origination Volume by Product Type
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Fannie Mae	25%	18%	31%	30%
Freddie Mac	33	53	29	35
Ginnie Mae - HUD	3	3	5	5
Brokered	36	26	33	29
Interim Loans	3	-	2	1

	Gains from Mortgage Banking Activities Detail
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Origination Fees	$59,594	$60,523	$163,603	$168,927
Dollar Change	$(929)		$(5,324)
Percentage Change	(2)%		(3)%
MSR Income (1)	$39,576	$50,781	$119,313	$140,985
Dollar Change	$(11,205)		$(21,672)
Percentage Change	(22)%		(15)%
Origination Fee Rate (2) (basis points)	88	79	96	94
Basis Point Change	9		2
Percentage Change	11%		2%
MSR Rate (3) (basis points)	58	67	70	78
Basis Point Change	(9)		(8)
Percentage Change	(13)%		(10)%
Agency MSR Rate (4) (basis points)	96	89	110	111
Basis Point Change	7		(1)
Percentage Change	8%		(1)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total loan origination volume.
(3)	MSR income as a percentage of total loan origination volume.
(4)	MSR income as a percentage of Agency loan origination volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The decreases in MSR income and MSR rate for the three and nine months ended September 30, 2018 are related primarily to year-over-year decreases of 28% and 9% in the weighted-average servicing fee rate on new Fannie Mae loan originations for the three and nine months ended September 30, 2018, respectively. The decreases in the weighted-average servicing fee rate were due principally to increased competition for new loans, which, when combined with the rising-interest-rate environment, has resulted in tighter credit spreads. Tighter credit spreads impact our Fannie Mae servicing fees because we take a first loss position on substantially all of our Fannie Mae loan originations and we are compensated for that risk of loss through our servicing fee. Additionally, the declines in loan origination volumes year over year contributed to the decreases in MSR income for both the three and nine months ended September 30, 2018.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in loan origination volumes.

Servicing Fees.  The increases for both the three and nine months ended September 30, 2018 were primarily attributable to increases in the average servicing portfolio from 2017 to 2018 as shown below due to new loan originations and relatively few payoffs, partially offset by slight decreases in the servicing portfolio’s weighted-average servicing fee rate as shown below. The decreases in the weighted-average servicing fee were the result of year-over-year decreases in the weighted-average servicing rates on new Fannie Mae loan originations for both the three and nine months ended September 30, 2018.

	Servicing Fees Details
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Average Servicing Portfolio	$79,228,522	$67,685,503	$77,210,188	$65,438,795
Dollar Change	$11,543,019		$11,771,393
Percentage Change	17%		18%
Average Servicing Fee (basis points)	25.2	26.3	25.4	26.3
Basis Point Change	(1.1)		(0.9)
Percentage Change	(4)%		(3)%

Net Warehouse Interest Income.  The decrease for the nine months ended September 30, 2018 was related to decreases in net warehouse interest income from loans held for investment (“LHFI”) and from loans held for sale (“LHFS”). The decrease in net warehouse interest income from LHFI was largely the result of a decrease in the average outstanding balance as shown below.  The decrease in net warehouse interest income from loans held for sale was largely the result of a significant decrease in the net spread as shown below, partially offset by a small increase in the average balance. The decrease in the net spread was the result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based.

If the yield curve continues to flatten following future increases in short-term rates, a tightening of the net spread may continue. If we originate the majority of our interim loans through the Interim Program JV, net warehouse interest income from LHFI will continue to be lower than prior periods. Such a decrease in net warehouse interest income from LHFI would be partially offset by our portion of the net income generated by the Interim Program JV.

	Net Warehouse Interest Income Details
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Average LHFS Outstanding Balance	$1,511,273	$1,633,976	$1,180,822	$1,289,861
Dollar Change	$(122,703)		$(109,039)
Percentage Change	(8)%		(8)%
LHFS Net Spread (basis points)	61	85	55	99
Basis Point Change	(24)		(44)
Percentage Change	(28)%		(44)%
Average LHFI Outstanding Balance	$114,231	$192,244	$88,122	$254,421
Dollar Change	$(78,013)		$(166,299)
Percentage Change	(41)%		(65)%
LHFI Net Spread (basis points)	555	389	491	429
Basis Point Change	166		62
Percentage Change	43%		14%

Escrow Earnings and Other Interest Income.  The increases for both the three and nine months ended September 30, 2018 were due to increases in both the average balance of escrow accounts and the average earnings rates year over year. The increases in the average balance were due to increases in the average servicing portfolio. The increases in the average earnings rate were due to increases in short-term interest rates, upon which our earnings rates are based, over the past 12 months as discussed above in the “Overview of Current Business Environment” section.

Other Revenues.  The increase for the three months ended September 30, 2018 is primarily related to increases in investment management fees due to the acquisition of JCR as more fully discussed in the “Business” section above and in prepayment fees as more of the loans in our servicing portfolio paid off during the three months ended September 30, 2018 than for the same period in 2017. For the nine months ended September 30, 2018, the increase is principally related to an increase in investment management fees due to the acquisition of JCR.

Expenses

Personnel.  The increase for the three months ended September 30, 2018 was due primarily to an increase in stock compensation expense as a result of increased expense from performance-based awards. Due to the Company’s financial outperformance the last several years, during 2018 we recorded expense related to three long-term equity incentive plans compared to only two during 2017.

The increase for the nine months ended September 30, 2018 was primarily the result of increases in salaries and benefits and other personnel costs due to acquisitions and hiring to support our growth, resulting in an increase in the average headcount from 591 in 2017 to 658 in 2018 and stock compensation expense for the same reasons discussed above for the three-month period, partially offset by a decrease in the accrual for subjective bonuses as the Company’s growth in profitability metrics has been lower in 2018 than in 2017.

Amortization and Depreciation.  For both the three and nine months ended September 30, 2018, the increases were primarily attributable to loan origination activity and the resulting growth in the average MSR balance during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. Over the past 12 months, we have added $59.3 million of MSRs, net of amortization and write offs due to prepayment.

Other Operating Expenses.  For both the three and nine months ended September 30, 2018, the increases in other operating expenses primarily stem from increased (i) office and travel costs due to the increase in average headcount year over year, (ii) legal expenses in connection with our acquisition of JCR, and (iii) recruiting fees as we have increased our hiring efforts related to loan originators and investment sales brokers.

Income Tax Expense.  The decreases for both the three and nine months ended September 30, 2018 were largely related to the enactment of the Tax Cuts and Jobs Act (“tax reform”) in December 2017. Tax reform significantly reduced the statutory Federal income tax rate from 35% to 21%. The reduction in the statutory tax rate led to a decrease in our estimated annual effective tax rate from 38.2% for the three and nine months ended September 30, 2017 to 26.2% for the three and nine months ended September 30, 2018. In addition, excess tax benefits increased from $0.3 million during 2017 to $0.9 million during 2018, further reducing income tax expense for the three months ended September 30, 2018. The increase in the excess tax benefits was driven primarily by an increase in the number of options exercised, partially offset by the decrease in the Federal statutory tax rate. For the nine months ended September 30, 2018, the decrease in income tax expense related to the estimated annual effective tax rate was partially offset by a decrease in excess tax benefits from $9.1 million during 2017 to $6.7 million during 2018. The decrease in the excess tax benefits was driven primarily by a reduction in the number of performance-based shares that vested and the decrease in the statutory tax rate.

The effective tax rate for the three months ended September 30, 2018 was 25.5% compared to 36.5% for the three months ended September 30, 2017.  The effective tax rate for the nine months ended September 30, 2018 was 21.7% compared to 32.7% for the nine months ended September 30, 2017. We do not expect to have significant excess tax benefits during the remainder of 2018 and expect our annual estimated effective tax rate to not differ significantly from the 26.2% rate estimated for the three and nine months ended September 30, 2018.

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

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$37,716	$34,378	$115,689	$112,166
Income tax expense	12,902	19,988	32,023	54,621
Interest expense on corporate debt	2,429	2,555	6,951	7,401
Amortization and depreciation	36,739	32,343	105,863	97,541
Provision (benefit) for credit losses	519	9	842	(216)
Net write-offs	—	—	—	—
Stock compensation expense	7,594	6,508	18,387	15,765
Gains attributable to mortgage servicing rights (1)	(39,576)	(50,781)	(119,313)	(140,985)
Adjusted EBITDA	$58,323	$45,000	$160,442	$146,293

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Origination fees	$59,594	$60,523	$(929)	(2)%
Servicing fees	50,781	44,900	5,881	13
Net warehouse interest income	3,880	5,358	(1,478)	(28)
Escrow earnings and other interest income	11,938	5,804	6,134	106
Other revenues	18,847	12,040	6,807	57
Personnel	(72,182)	(71,961)	(221)	0
Net write-offs	—	—	—	N/A
Other operating expenses	(14,535)	(11,664)	(2,871)	25
Adjusted EBITDA	$58,323	$45,000	$13,323	30

ADJUSTED EBITDA – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Origination fees	$163,603	$168,927	$(5,324)	(3)%
Servicing fees	148,138	129,639	18,499	14
Net warehouse interest income	8,129	17,778	(9,649)	(54)
Escrow earnings and other interest income	28,562	13,610	14,952	110
Other revenues	42,760	33,602	9,158	27
Personnel	(188,088)	(182,392)	(5,696)	3
Net write-offs	—	—	—	N/A
Other operating expenses	(42,662)	(34,871)	(7,791)	22
Adjusted EBITDA	$160,442	$146,293	$14,149	10

 See the tables above for the components of the change in adjusted EBITDA for the three and nine months ended September 30, 2018. For the three months ended September 30, 2018, servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the increases in short-term interest rates over the past year. Other revenues increased primarily due to increases in prepayment fees and investment management fees. Other operating expenses increased largely due to increased occupancy and travel costs due to the larger average headcount year over year and increased professional fees due to the JCR acquisition and our hiring efforts.

For the nine months ended September 30, 2018, servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. Net warehouse interest income decreased largely as a result of a decline in the average balance of loans held for investment and a decrease in the net interest margin on loans held for sale due to a flattening yield curve. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the increases in short-term interest rates over the past year. Other revenues increased primarily due to an increase in investment management fees. The increase in personnel expense was primarily due to increased salaries, benefits, and other personnel expense due to a rise in headcount, partially offset by a decrease in subjective bonus expense. Other operating expenses increased largely due to increased occupancy and travel costs due to the larger average headcount year over year and increased professional fees due to the JCR acquisition and our hiring efforts.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operating activities are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income, investment sales broker fees, and other income, net of loan originations and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property and equipment. Our cash flows from investing activities also include the funding and repayment of loans held for investment and preferred equity investments, the contribution to and distribution from the Interim Program JV, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

Cash Flows from Financing Activities

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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2018 and 2017.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Net cash provided by (used in) operating activities	$(1,097,458)	$(1,328,426)	$230,968	(17)%
Net cash provided by (used in) investing activities	(206,016)	27,406	(233,422)	(852)
Net cash provided by (used in) financing activities	1,238,407	1,285,203	(46,796)	(4)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	221,613	195,542	26,071	13

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(1,190,513)	$(1,421,977)	$231,464	(16)%
Net cash provided by (used in) operating activities, excluding loan origination activity	93,055	93,551	(496)	(1)

Cash flows from investing activities
Purchases of pledged available-for-sale securities	$(60,088)	$—	$(60,088)	N/A %
Funding of preferred equity investments	(1,100)	(16,321)	15,221	(93)
Proceeds from the payoff of preferred equity investments	30,624	—	30,624	N/A
Capital invested in the Interim Program JV, net	(890)	(6,184)	5,294	(86)
Acquisitions, net of cash received	(33,102)	(15,000)	(18,102)	121
Principal collected on loans held for investment upon formation of Interim Program JV	—	119,750	(119,750)	(100)

Originations of loans held for investment	(225,369)	(167,680)	(57,689)	34
Total principal collected on loans held for investment	87,688	117,479	(29,791)	(25)
Net payoff of (investment in) loans held for investment	$(137,681)	$(50,201)	$(87,480)	174%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,228,850	$1,360,969	$(132,119)	(10)%
Borrowings of interim warehouse notes payable	50,455	128,661	(78,206)	(61)
Repayments of interim warehouse notes payable	(61,049)	(175,934)	114,885	(65)
Repurchase of common stock	(26,712)	(28,863)	2,151	(7)
Cash dividends paid	(23,600)	—	(23,600)	N/A
Proceeds from issuance of common stock	8,939	2,887	6,052	210
Payment of contingent consideration	(5,150)	—	(5,150)	N/A
Secured borrowings	70,052	—	70,052	N/A

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations is primarily attributable to the use of $1.2 billion for the funding of loan originations, net of sales of loans to third parties during the first nine months of 2018 compared to the use of $1.4 billion for the funding of loan originations, net of sales to third parties during the first nine months of 2017. Excluding cash used for the origination and sale of loans, net cash provided by operations was $93.1 million during the first nine months of 2018 compared to net cash provided by operations of $93.6 million during the first nine months of 2017.

The change in cash provided by (used in) investing activities is primarily attributable to increases in (i) the net investment in LHFI, (ii) purchases of pledged AFS securities, and (iii) cash used for acquisitions and a decrease in principal collected on LHFI upon formation of the Interim Program JV, partially offset by decreases in the funding of preferred equity investments and net capital invested in the Interim Program JV and an increase in the payoff of preferred equity investments.

The net investment in loans held for investment during the first nine months of 2018 was $137.7 million compared to net investment of $50.2 million during the first nine months of 2017. Of the $137.7 million of the net investment in LHFI during 2018, $148.3 million was funded using corporate cash, with an additional $10.6 million of interim warehouse borrowings (included in cash flows from financing activities) repaid during 2018. Of the $50.2 million of the net investment in LHFI during 2017, $97.5 million was funded using corporate cash, with an additional $47.3 million of interim warehouse borrowings repaid during 2017. The increase in purchases of pledged AFS securities is due to a Company initiative to invest pledged collateral in AFS securities that began at the end of the fourth quarter of 2017. The increase in cash used for acquisitions is due principally to the difference in the size of the acquired company and the inclusion of contingent consideration (non-cash consideration) for the acquisition consummated in 2017 but not the acquisition of JCR in 2018. The decrease in principal collected on LHFI upon formation of the Interim Program JV is due to the unique nature of the transaction in 2017, with no comparable activity in 2018.

The decrease in funding of preferred equity investments is due to our reaching the full commitment amount in the first quarter of 2018. The decrease in net capital invested in the Interim Program JV is due to a smaller increase in the outstanding balance of loans in the Interim Program JV during 2018 than 2017. The increase in the payoff of preferred equity investments is related to the refinancing of many of the properties collateralizing the investments during the third quarter of 2018.

The change in cash provided by (used in) financing activities was primarily attributable to the change in net warehouse borrowings period to period and an increase in cash used to pay dividends, partially offset by a decrease in net repayments of interim warehouse notes payable and an increase in secured borrowings. The change in net borrowings (repayments) of warehouse borrowings during the first nine months of 2018 was due to a smaller increase in the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities (as defined below) from December 31, 2017 to September 30, 2018 than from December 31, 2016 to September 30, 2017. During 2018, the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities increased $1.2 billion from their December 31, 2017 balance compared to an increase of $1.4 billion during the same period in 2017. Substantially all of the loans held for sale at the end of each period were funded with warehouse borrowings, with some loans held for sale funded with corporate cash. During the first quarter of 2018, we paid the first cash dividend in our history as a public company and have continued to pay cash dividends since.

The change in net repayments of interim warehouse notes payable was principally due to the Company’s fully funding more loans in 2018 than in 2017. Most of this funding is expected to be short term. We typically fund a large portion of loans held for investment with interim warehouse borrowings. The secured borrowings in 2018 were the result of a unique transaction in 2018, with no comparable activity in 2017.

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

Fannie Mae has established standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the September 30, 2018 requirements. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2018, the net worth requirement was $168.1 million and our net worth, as defined in the requirements, was $724.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2018, we were required to maintain at least $33.1 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2018, we had operational liquidity, as defined in the requirements, of $170.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

As noted previously, under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of September 30, 2018, we have $12.2 million of such investments outstanding. During the fourth quarter of 2018, we collected the remaining $12.2 million and funded an additional $40.0 million preferred equity investment on a different property with the same sponsor. We expect this preferred equity investment to be repaid within the next six months.

Prior to 2018, we retained all earnings for the operation and expansion of our business and therefore did not pay cash dividends on our common stock. However, we paid a cash dividend of $0.25 per share for each of the first three quarters of 2018, and in October 2018, our Board of Directors declared a cash dividend of $0.25 per share for the fourth quarter of 2018. We expect to continue to make regular quarterly dividend payments for the foreseeable future. Over the past three years, we have repurchased 1.1 million shares of our common stock under share repurchase programs for a cost of $40.6 million, invested $115.3 million of cash in acquisitions and the purchase of MSRs, funded $82.8 million of preferred equity investments, and paid cash dividends of $23.6 million. On occasion, we may use cash to fully fund loans held for investment or loans held for sale instead of using our warehouse line. As of September 30, 2018, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $79.3 million. We continually seek opportunities to execute additional acquisitions and purchases of MSRs and complete such acquisitions if the economics of these acquisitions are favorable. In February 2018, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 9, 2018. As of September 30, 2018, we repurchased 75 thousand shares under the 2018 repurchase program for an aggregate cost of $4.1 million. and had $45.9 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of September 30, 2018, we held money market funds holding U.S. Treasuries in the aggregate amount of $36.9 million and Agency MBS with an aggregate fair value of $68.7 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2018 collateral requirements as outlined above. As of September 30, 2018, reserve requirements for the DUS loan portfolio will require us to fund $65.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. As noted previously, during the second quarter of 2018, Fannie Mae increased our risk-sharing cap from $60.0 million to $200.0 million. This increase in the risk-sharing cap will result in a relatively greater level of restricted liquidity required in the future for risk-sharing loans between $60.0 million and $200.0 million. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2018.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of September 30, 2018.

	September 30, 2018
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$300,000	$—	$725,000	$324,772	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	500,000	300,000	—	800,000	371,915	30-day LIBOR plus 1.20%
Agency Warehouse Facility #3	500,000	265,000	—	765,000	675,671	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	239,084	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	30,000	—	—	30,000	18,946	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	100,000	—	350,000	207,962	30-day LIBOR plus 1.30%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	284,454	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,055,000	$2,465,000	$—	$4,520,000	$2,122,804

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$10,290	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	—	100,000	24,662	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	—	30-day LIBOR plus 1.90% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$—	$260,000	$34,952
Total warehouse facilities	$2,315,000	$2,465,000	$—	$4,780,000	$2,157,756

Agency Warehouse Facilities

At September 30, 2018, to provide financing to borrowers under the Agencies’ programs, we have six committed and uncommitted warehouse lines of credit in the amount of $3.0 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Five of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

During the third quarter of 2018, an Agency warehouse line with a $500.0 million aggregate committed and uncommitted borrowing capacity expired according to its terms. We believe that the six remaining committed and uncommitted credit facilities from national banks and the uncommitted credit facility from Fannie Mae provide the Company with sufficient borrowing capacity to conduct its Agency lending operations.

Agency Warehouse Facility #1

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 28, 2019. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 120 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the fourth quarter of 2018, we executed the first amendment to the Amended and Restated Warehousing Credit and Security Agreement that extended the maturity date to October 28, 2019 and lowered the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications have been made to the agreement in 2018.

Agency Warehouse Facility #2

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 9, 2019. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day LIBOR plus 120 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the third quarter of 2018, we executed the second amendment to the Second Amended and Restated Warehousing Credit and Security Agreement that extended the maturity date to September 9, 2019 and lowered the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications have been made to the agreement in 2018.

Agency Warehouse Facility #3

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on April 30, 2019. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 125 basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2018, we executed the ninth amendment to the warehouse agreement that extended the maturity date to April 30, 2019, increased the permanent committed borrowing capacity to $500.0 million, and established additional uncommitted borrowing capacity of $265.0 million. The uncommitted borrowing capacity expires on January 30, 2019. No other material modifications have been made to the agreement during 2018.

Agency Warehouse Facility #4

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 5, 2019.  The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 120 basis points. During the fourth quarter of 2018, we executed the fifth amendment to the warehouse agreement that extended the maturity date to October 5, 2019 and reduced the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications have been made to the agreement during 2018.

Agency Warehouse Facility #5

We have a $30.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on July 12, 2019. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. During the first quarter of 2018, we executed the first amendment to the warehouse credit and security agreement that extended the maturity date to July 12, 2019. The amendment also provides the Company the unilateral option to extend the agreement for one additional year. No other material modifications have been made to the agreement during 2018.

Agency Warehouse Facility #6

During the first quarter of 2018, we executed a warehousing and security agreement to establish Agency Warehouse Facility #6. The warehouse facility has a committed $250.0 million maximum borrowing amount and is scheduled to mature on February 2, 2019. We can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 130 basis points. The agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2018.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $260.0 million as of September 30, 2018 (“Interim Warehouse Facilities”). Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. We were in compliance with all covenants as of September 30, 2018.

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

At our election, the Term Loan will bear interest at either (i) the “Base Rate” plus an applicable margin or (ii) the LIBOR Rate plus an applicable margin, subject to adjustment if an event of default under the Term Loan Agreement has occurred and is continuing with a minimum LIBOR Rate of 1.0%. The “Base Rate” means the highest of (a) the administrative agent’s “prime rate,” (b) the federal funds rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%. The applicable margin is 3.00% for LIBOR Rate loans and 2.00% for Base Rate loans as of September 30, 2018.

Our obligations under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to a Guarantee and Collateral Agreement entered into on December 20, 2013 among the Loan Parties and the Agent. As of September 30, 2018, the outstanding principal balance of the Term Loan was $165.4 million.

The Term Loan and the warehouse facilities are senior obligations of the Company. The Term Loan Agreement contains affirmative and negative covenants, including financial covenants. As of September 30, 2018, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
(dollars in thousands)	2018	2017
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$27,432,284	$22,966,583
Fannie Mae Modified Risk	7,234,366	6,858,310
Freddie Mac Modified Risk	53,074	53,217
Total risk-sharing servicing portfolio	$34,719,724	$29,878,110

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$71,213	$180,703
Freddie Mac No Risk	29,031,128	25,877,602
GNMA - HUD No Risk	9,775,743	8,878,899
Brokered	6,823,286	5,170,479
Total non-risk-sharing servicing portfolio	$45,701,370	$40,107,683
Total loans serviced for others	$80,421,094	$69,985,793
Interim loans (full risk) servicing portfolio	134,592	152,764
Total servicing portfolio unpaid principal balance	$80,555,686	$70,138,557

Interim Program JV Managed Loans (1)	$222,749	$146,125

At risk servicing portfolio (2)	$31,152,864	$26,556,339
Maximum exposure to at risk portfolio (3)	6,406,925	5,420,386
60+ day delinquencies, within at risk portfolio (4)	11,103	5,962
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	11,103	5,962

60+ day delinquencies as a percentage of the at risk portfolio	0.04%	0.02%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.01	0.01
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	42.00	63.22
Allowance for risk-sharing as a percentage of maximum exposure	0.07	0.07
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.77	0.78

(1)

We indirectly share in a portion of the risk of loss associated with these assets through our 15% equity ownership in the Interim Program JV. These assets are included as assets under management in the Supplemental Operating Data table above.

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

(4)	Includes loans that are not 60+ days delinquent but have defaulted as of both September 30, 2018 and 2017.

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

For the nine months ended September 30, 2018 and 2017 the provision for risk-sharing obligations was $773 thousand and $74 thousand, respectively. As there were only two defaulted loans in the at risk servicing portfolio as of September 30, 2018, the Allowance for risk-sharing obligations as of September 30, 2018 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2018. As there was only one defaulted loan in the at risk servicing portfolio as of September 30, 2017, the Allowance for risk-sharing obligations as of September 30, 2017 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2017.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2018 and 2017 was 226 basis points and 123 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of September 30,
Change in annual escrow earnings due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$21,636	$17,856
100 basis point decrease in 30-day LIBOR	(21,636)	(17,856)

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

	As of September 30,
Change in annual net warehouse interest income due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$(10,472)	$(9,765)
100 basis point decrease in 30-day LIBOR	10,472	9,765

All of our corporate debt is based on 30-day LIBOR, with a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual income from operations due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of September 30,
Change in annual earnings due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$(1,654)	$(1,665)
100 basis point decrease in 30-day LIBOR (1)	1,654	383

(1)	The decrease in 2017 was 23 basis points due to the 30-day LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $26.7 million as of September 30, 2018, compared to $24.6 million as of September 30, 2017. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of both September 30, 2018 and 2017, 87% of the servicing fees are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2018, we purchased 22 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2018. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ending February 9, 2019. During the quarter ended September 30, 2018, we repurchased 75 thousand shares under the 2018 share repurchase program. We had $45.9 million of authorized share repurchase capacity remaining as of September 30, 2018. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2018:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2018	18,986	$55.65	—	$50,000,000
August 1-31, 2018	29,994	53.88	29,994	48,384,033
September 1-30, 2018	47,710	54.12	45,000	45,949,479
Total	96,690	$54.35	74,994	$45,949,479

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker  Dunlop, Inc., Walker  Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker  Dunlop, Inc., Walker  Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Second Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 10, 2018, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)

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

Date: October 31, 2018	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: October 31, 2018	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer