Form 10-K
period 2018-12-31
Walker & Dunlop, Inc.
filed 2019-03-01
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1.1 billion as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2018). The Registrant has no non-voting common equity.

As of January 31, 2019, there were 30,259,282 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2019 are incorporated by reference into Part III of this report.

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

Item 1. Business

General

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ (“DUS”) lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily Approved Seller/Servicer for Conventional Loans (“Freddie Mac seller/servicer”) since 2009. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily investment sales brokerage services, and engage in commercial real estate investment management activities. Our clients are owners and developers of multifamily properties and other commercial real estate across the country. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac seller/servicer nationally, a Freddie Mac targeted affordable housing seller/servicer, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities (“CMBS”) issuers, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture. Those interim loans not closed by the joint venture are originated by us and held for investment and included on our balance sheet.

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

Our Product and Service Offerings

Our product offerings include a range of multifamily and other commercial real estate financing products, including Multifamily Finance, FHA Finance, Capital Markets, and Bridge Financing. We offer a broad range of commercial real estate finance products to our customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, small-balance, and bridge/interim loans. Our long-established relationships with the Agencies and institutional investors enable us to offer this broad range of loan products and services. We also provide investment sales brokerage services to owners and developers of multifamily properties and commercial real estate investment management services for various investors. Each of our product offerings is designed to maximize our ability to meet client needs, source capital, and grow our commercial real estate finance business.

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

Multifamily Finance

We are one of 25 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing, affordable housing, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations” below. Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. Fannie Mae contracts us to service and asset-manage all loans that we originate under the Fannie Mae DUS program.

We are one of 25 lenders approved as a Freddie Mac seller/servicer, where we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable housing, and seniors housing loans that satisfy Freddie Mac's underwriting and other eligibility requirements. Under Freddie Mac’s programs, we submit our completed loan underwriting package to Freddie Mac and obtain its commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We very rarely have any risk-sharing arrangements on loans we sell to Freddie Mac under its program. Freddie Mac contracts us to service and asset-manage all loans that we originate under its program. During 2018, Freddie Mac designated us as one of a select few lenders that is an approved seller/servicer of conventional loans nationally.

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

Over the past five years, the Company has invested approximately $78.2 million to acquire certain assets and assume certain liabilities of four capital markets brokerage companies. These acquisitions, along with our recruiting efforts, have expanded our network of loan originators, broadened our geographical reach, and provided further diversification to our origination platform.

Bridge Financing

We currently offer bridge financing to our borrowers through interim loans and preferred equity investments. The interim loans provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program”). We underwrite, service, and asset-manage all loans executed through the Interim Program. The ultimate goal of the Interim Program is to provide permanent Agency financing on these transitional properties. The Interim Program has two distinct executions: Interim Program JV loans and loans held for investment.

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

Loans Held for Investment

We originate and hold some interim loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. We have not experienced any delinquencies or charged off any loans originated and held for investment under the Interim Program. Prior to June 30, 2017, all loans originated through the Interim Program were held for investment. Many of the loans originated since the formation of the joint venture have been Interim Program JV loans. As of December 31, 2018, we had 14 loans held for investment under the Interim Program with an aggregate outstanding unpaid principal balance of $503.5 million.

Preferred Equity Investments

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition multifamily properties. These borrowers are large, experienced, and well-capitalized and have a well-established relationship with us. The terms of such investments are negotiated with each transaction.

Investment Sales Brokerage Services

In 2015, we completed our purchase of 75% of certain assets and the assumption of certain liabilities of Engler Financial Group, LLC (“EFG”) and contributed the net assets purchased from EFG to a newly formed subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”), through which we conduct our investment sales operations. The acquisition allowed us to begin offering investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. We seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and the experience of our transaction professionals. Our investment sales brokerage services are offered in various regions throughout the United States. We have added several investment sales brokerage teams over the past few years and continue to seek to add other investment sales brokers, with the goal of expanding these brokerage services to cover all major regions throughout the United States.

We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Consolidated Balance Sheets and Net income from noncontrolling interests in the Consolidated Statements of Income.

Investment Management

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation (“JCR”), an operator, registered investment adviser, and general partner of private commercial real estate investment funds focused on the management of debt, preferred equity, and mezzanine equity investments in private middle-market commercial real estate funds. JCR is also a registered investment adviser to several insurance company separate accounts for which it originates, underwrites, and asset-manages bridge and permanent loans catering to middle market operators. Investors in JCR’s funds include public pension plans, insurance companies, foundations, fund-of-funds, and wealthy individuals. JCR has closed four funds since its founding in 2006 and raised $745.9 million of capital through those funds. Two of those funds are still operating with assets totaling $571.8 million as of December 31, 2018, all of which are managed by JCR.

The acquisition of JCR, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the Company by growing our investment management platform. Prior to the JCR acquisition, our investment management activities were limited.

Direct Loan Originators and Correspondent Network

We originate loans directly through loan originators operating out of 29 offices nationwide. At December 31, 2018, we employed 164 loan originators and investment sales brokers. These individuals have deep knowledge of the commercial real estate lending business and bring with them extensive relationships with some of the largest property owners in the country. They have a thorough understanding of the financial needs and objectives of borrowers, the geographic markets in which they operate, market conditions specific to different types of commercial properties, and how to structure a loan product to meet their borrowers’ needs. These loan originators collect and analyze financial and property information, assist the borrower in submitting information required to complete a loan application and, ultimately, help the borrower close the loan. Our loan originators are paid a salary and commissions based on the fees associated with the loans that they originate.

In addition to our group of loan originators, at December 31, 2018, we had correspondent agreements with 26 independently owned mortgage banking companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost-effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s), and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan.

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

Our underwriting process begins with a review of suitability for our investors and a detailed review of the borrower, key principal(s), and the property. We review the borrower's financial statements for minimum net worth and liquidity requirements and obtain credit and criminal background checks. We also review the borrower's and key principal(s)’s operating track records, including evaluating the performance of other properties owned by the borrower and key principal(s). We also consider the borrower's and key principal(s)’s bankruptcy and foreclosure history. We believe that lending to borrowers and key principal(s) with proven track records as operators mitigates our credit risk.

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

In addition, we have concentration limits with respect to our Fannie Mae loans. We limit geographic concentration, focusing on regional employment concentration and trends. We also limit the aggregate amount of loans subject to full risk-sharing for any one borrower. Fannie Mae’s counterparty risk policies require a full risk-sharing cap for individual loans, which is currently set at $200.0 million for us. Our full-risk sharing cap was increased by Fannie Mae in the second quarter of 2018 from $60.0 million to the current level of $200.0 million. Accordingly, our maximum loss exposure on any one loan is $40.0 million (such exposure would occur if the underlying collateral is determined to be completely without value at the time of loss). However, we may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fairly compensated for the risks of the transaction.

Servicing and Asset Management

We service nearly all loans we originate for the Agencies and our Interim Program and some of the loans we broker for institutional investors, primarily life insurance companies. We may also occasionally leverage the scale of our servicing operation by acquiring the rights to service and asset-manage loans originated by others through direct portfolio acquisitions or entity acquisitions. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans. We are currently a rated primary servicer with Fitch Ratings. Our servicing function includes loan servicing and asset management activities, performing or overseeing the following activities:

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

For most loans we service under the Fannie Mae DUS program, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts for four months. We are reimbursed by Fannie Mae for these advances.

Under the HUD program, we are obligated to advance tax and insurance escrow amounts and principal and interest payments on the Ginnie Mae securities until the Ginnie Mae security is fully paid. In the event of a default on a HUD-insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of any losses of principal and interest on the loan, and Ginnie Mae will reimburse substantially all of the remaining losses. In cases where we elect to not assign the loan to HUD, we attempt to mitigate losses to HUD by assisting the borrower to obtain a modification to the loan that will improve the borrower’s likelihood of future performance.

Our Growth Strategy

We believe we are positioned to continue growing and diversifying our business by taking advantage of opportunities in the commercial real estate finance and services market. In 2016, the Company implemented a strategy to reach at least $1 billion of annual revenues by the end of 2020 by accomplishing the following milestones: (i) $30 to $35 billion of annual loan origination volume, (ii) annual investment sales volume of $8 to $10 billion, (iii) an unpaid principal balance of at least $100 billion in our servicing portfolio, and (iv) $8 to $10 billion of assets under management. To reach these milestones, we will focus on the following areas:

•

Defend Our Market Position as a Leading Provider of Capital to Multifamily Borrowers. We intend to further grow our Agency loan originations with the goal of increasing our market share with the GSEs and remaining a top five lender of HUD products. For 2018, we ranked as the second largest Fannie Mae DUS lender, and we ranked as the fourth largest Freddie Mac seller/servicer. Additionally, we were ranked as the third largest multifamily lender for HUD in 2018 based on MAP initial endorsements. At December 31, 2018, our origination platform had approximately 60 loan originators focused on selling Agency products, supplemented by 26 independently owned mortgage banking companies with whom we have correspondent relationships. We believe that we will have significant opportunities to continue broadening our Agency loan origination networks to maintain or grow our market share. This expansion may include organic growth, recruitment of talented origination professionals, and potential acquisitions of competitors with strong origination capabilities.

•

Continue to Expand our Capital Markets Team. At December 31, 2018, we had 87 loan originators in 20 offices focused on capital markets transactions across the United States. Over the past five years, we have added 63 net new loan originators to our capital markets team through recruiting and the acquisition of the loan origination platforms of four companies. We intend to continue growing our capital markets team to strengthen our market position and borrower relationships and to grow our market share. Continued growth of our capital markets team will provide greater exposure to the overall commercial real estate market, expose us to new correspondent relationships, and provide us with institutional access to deal flow supporting our bridge lending solutions. In addition, many of our capital markets loan originators also originate loans through the Agencies’ programs, assisting our growth objectives with the Agencies.

•

Continue to Expand our Investment Sales Team. At December 31, 2018, we had 17 investment sales brokers in nine offices located in various regions throughout the United States. We have more than tripled the number of our investment sales brokers since we acquired an investment sales company in 2015. We intend to continue growing our investment sales team to broaden our market position and borrower relationships and to grow our market share. Continued growth of our investment sales team will provide greater exposure to the multifamily market. In addition, we are able to capture additional loan origination volume as our loan originators, working with our investment sales brokers are successful at arranging the financing for many of our investment sales transactions.

•

Continue to Develop Proprietary Sources of Capital. Since our initial public offering, we have expanded our product offerings to include the Interim Program and investment management. We continue to explore partnering with additional sources of third-party capital and acquiring additional investment management platforms, which will allow us to offer an expanded array of commercial real estate loan products to our clients as their financial needs evolve, while generating positive returns for the third-party capital. We believe that we have the structuring, underwriting, servicing, credit, and asset management expertise to expand these commercial real estate loan products and services and our investment management platform; and we believe that cash on hand, together with third-party financing sources and our continued cash generation, will allow us to meet client demand for additional products that are within our areas of expertise, including for our balance sheet or for our partnerships or future funds.

If we are successful in achieving all or most of the growth objectives noted above, we believe we can achieve the financial milestones by the end of 2020, generating at least $1 billion of annual revenues.

Competition

We compete in the commercial real estate services industry. We are one of 25 approved lenders that participate in Fannie Mae’s DUS program and one of 25 lenders approved as a Freddie Mac seller/servicer. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, CMBS conduits, public and private real estate investment trusts, private equity, investment funds, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A.; CBRE Group, Inc.; Jones Lang LaSalle Incorporated; Marcus & Millichap, Inc.; HFF, Inc.; Eastdil Secured (a subsidiary of Wells Fargo, N.A.); PNC Real Estate; Northmarq Capital, LLC; Newmark Realty Capital; and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, well-established investment management platforms, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending relationships with the bank.

We compete on the basis of quality of service, speed of execution, relationships, loan structure, terms, pricing, breadth of product offerings, and industry depth. Industry depth includes the knowledge of local and national real estate market conditions, loan product expertise, and the ability to analyze and manage credit risk. Our competitors seek to compete aggressively on these factors. Our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers, and key loan correspondents, and remain competitive in pricing. In addition, future changes in laws, regulations, and Agency program requirements, increased investment from foreign entities, and consolidation in the commercial real estate finance market could lead to the entry of more competitors.

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

Investment Advisers Act

Under the Investment Advisers Act of 1940, JCR is required to be registered as an investment adviser with the SEC and follow the various rules and regulations applicable to investment advisers. These rules and regulations cover, among other areas, communications with investors, marketing materials provided to potential investors, disclosure and calculation of fees, calculation and reporting of performance information, maintenance of books and records, and custody. Investment advisers are also subject to periodic inspection and examination by the SEC and filing requirements on Form ADV and Form PF. Should JCR not meet any of the requirements of the Investment Advisers Act, it could face, among other things, fines, penalties, legal proceedings, an order to cease and desist, or revocation of its registration.

Employees

At December 31, 2018, we employed 723 full-time employees. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees is represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are exceptional. For example, in 2018, we were ranked one of the best workplaces in the United States in Fortune’s Great Place to Work® 2018 Best Medium Workplaces list. This is the sixth time in seven years that we have received this recognition.

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

Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Director Responsibilities and Qualifications), Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officer and Senior Financial Officers, Board of Directors’ Committee Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees, Complaint Procedures for Accounting and Auditing Matters, and the method by which interested parties may contact our Ethics Hotline.

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

Currently, we originate a significant percentage of our loans held for sale through the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationwide, a Freddie Mac seller/servicer nationwide, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationwide, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable Agency at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular Agency, which would materially and adversely affect us. It could also result in a loss of similar approvals from the other Agencies.

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

Regulatory Reform

As the primary regulator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities.  In 2013, the FHFA established limits on the volume of new multifamily loans that may be purchased annually by the GSEs.  In November 2018, the FHFA announced that the GSE’s 2019 multifamily loan purchases would be capped at $35.0 billion for each GSE, with exceptions for loans in “affordable” and underserved market segments. These exemptions allowed Fannie Mae and Freddie Mac’s 2018 lending volumes to reach $65 billion and $78 billion, respectively.

The current Director of the FHFA is serving in an “acting” capacity.  A new permanent Director has been appointed by President Trump but has not yet been confirmed by the Senate. We cannot predict whether the acting director or new permanent director, once confirmed, will implement regulatory and other policy changes at FHFA that will modify the GSEs’ multifamily businesses.

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

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. As of December 31, 2018, we had pledged securities of $116.3 million as collateral against future losses under $32.5 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our "at risk balance." Fannie Mae collateral requirements may change in the future. As of December 31, 2018, our allowance for risk-sharing as a percentage of the at risk balance was 0.01%, or $4.6 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. Additionally, we have a guaranty obligation of $46.9 million as of December 31, 2018. The guaranty obligation and the allowance for risk-sharing obligations as a percentage of the at risk balance was 0.8% as of December 31, 2018. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2018, there were two loans with an aggregate unpaid principal balance of $11.1 million in our at risk servicing portfolio that had defaulted,  representing 0.03% of our at risk servicing portfolio. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

The number of delinquent and/or defaulted loans could increase, which could have a material adverse effect on us.

As a loan servicer, we maintain the primary contact with the borrower throughout the life of the loan and are responsible, pursuant to our servicing agreements with the Agencies and institutional investors, for asset management. We are also responsible, together with the applicable Agency or institutional investor, for taking actions to mitigate losses. Our asset management process may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can recommend a loss mitigation strategy for the Agencies, decisions regarding loss mitigation are within the control of the Agencies. Previous turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans become delinquent, we incur additional expenses in servicing and asset managing the loan and are typically required to advance principal and interest payments and tax and insurance escrow amounts. We also could be subject to a loss of our contractual servicing fee and we could suffer losses of up to 20% (or more for loans that do not meet specific underwriting criteria or default within 12 months) of the original unpaid principal balance of a Fannie Mae DUS loan with full risk-sharing. These items could have a negative impact on our cash flows and a negative effect on the net carrying value of the mortgage servicing right (“MSR”) on our balance sheet and could result in a charge to our earnings. Because of the foregoing, a rise in delinquencies could have a material adverse effect on us.

A reduction in the prices paid for our loans and services or an increase in loan or security interest rates required by investors could materially and adversely affect our results of operations and liquidity.

Our results of operations and liquidity could be materially and adversely affected if the Agencies or institutional investors lower the price they are willing to pay to us for our loans or services or adversely change the material terms of their loan purchases or service arrangements with us. Multiple factors determine the price we receive for our loans. With respect to Fannie Mae-related originations, our loans are generally sold as Fannie Mae-insured securities to third-party investors. With respect to HUD related originations, our loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

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

Loan servicing fees are based, in part, on the risk-sharing obligations associated with the loan and the market pricing of credit risk. The credit risk premium offered by Fannie Mae for new loans can change periodically but remains fixed once we enter into a commitment to sell the loan. Over the past several years, Fannie Mae loan servicing fees have generally been higher principally due to the market pricing of credit risk. There can be no assurance that such fees will continue to remain at such levels or that such levels will be sufficient if delinquencies occur.

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

We require a significant amount of short-term funding capacity for loans we originate. As of December 31, 2018, we had $2.9 billion of committed and uncommitted loan funding available through six commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Additionally, consistent with industry practice, five of our existing warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

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

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by us in connection with the sale of loans through the programs of the Agencies, any of which could have a material adverse effect on us.

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

We must make certain representations and warranties concerning each loan originated by us for the Agencies’ programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide the following, among other, representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the Agencies and certain laws and regulations; the underlying mortgage represents a valid lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. We are permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy.

In the event of a breach of any representation or warranty concerning a loan, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from us, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The Agencies could require us to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited. Our ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. There can be no assurance that we, our employees or third parties will not make mistakes that would subject us to repurchase or indemnification obligations. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on us.

We have made preferred equity investments and investments in interim loans, both of which are funded with corporate capital. These investments may involve a greater risk of loss than our traditional real estate lending activities.

We have made preferred equity investments in entities owning real estate in the past. Such investments are subordinate to debt financing and are not secured by property. If the issuer of the preferred equity defaults on our investment, in most instances we would only be able to proceed against the entity that issued the equity in accordance with the terms of the investment, and not any property owned by the entity. As a result, we may not recover some or all of our invested capital, which could result in losses to the Company. As of December 31, 2018, we had no preferred equity investments.

Under the Interim Program, we offer short-term, floating-rate loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of the loan balance. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors. Further, interim loans may be relatively less liquid than loans against stabilized properties due to their short life, their potential unsuitability for securitization, any unstabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower’s default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of loans in the Interim Program and may adversely affect the fair value of such loans and the proceeds from their disposition. Carrying loans for longer periods of time on our balance sheet exposes us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults and impairment charges, which may adversely affect our profitability. At December 31, 2018, the outstanding principal balance of $503.5 million of  loans held by us under the Interim Program was the largest it has ever been. One loan in the portfolio totaled $150.0 million, which is the largest interim loan we have ever made.

Our business is significantly affected by general business, economic and market conditions and cycles, particularly in the multifamily and commercial real estate industry, including changes in government fiscal and monetary policies, and, accordingly, we could be materially harmed in the event of a market downturn or changes in government policies or the operating status of the government.

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

We also are significantly affected by the fiscal, monetary, and budgetary policies of the U.S. government and its agencies and the operating status of the U.S. government.  In particular, we are affected by the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which regulates the supply of money and credit in the United States. The Federal Reserve’s policies affect interest rates, which can have a significant impact on the demand for multifamily and commercial real estate loans. Significant fluctuations in interest rates as well as protracted periods of increases or decreases in interest rates could adversely affect the operation and income of multifamily and commercial real estate properties, as well as the demand from investors for multifamily and commercial real estate debt in the secondary market. Higher interest rates may decrease the number of loans originated. An increase in interest rates could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. Budgetary policies also impact our ability to originate loans, particularly if it has a negative impact on the ability of the Agencies to do business with us. During periods of limited or no U.S. government operations, our ability to originate HUD loans may be severely constrained. Changes in fiscal, monetary, and budgetary policies and the operating status of the U.S. government are beyond our control, are difficult to predict, and could materially and adversely affect us.

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

We have completed several corporate acquisitions in recent years that have expanded our pre-existing product lines and services, increased our origination capacity, broadened our geographic coverage, and diversified our product offerings. We intend to pursue continued growth by acquiring complementary businesses, but we cannot guarantee such efforts will be successful. We do not know whether the favorable conditions that enabled our recent growth will continue.

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

In the future, we may explore additional strategic acquisitions or investments. The identification of suitable acquisition candidates and new ventures can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or investments in new ventures on favorable terms, or at all. Furthermore, even if we successfully complete an acquisition or an investment, we may not be able to successfully integrate newly acquired businesses or new investments into our operations, and the process of integration could be expensive and time consuming and may strain our resources. Acquisitions or new investments also typically involve significant costs related to integrating information technology, accounting, reporting, and management services and rationalizing personnel levels and may require significant time to obtain new or updated regulatory approvals from the Agencies and other federal and state authorities. Acquisitions or new ventures could divert management's attention from the regular operations of our business and result in the potential loss of our key personnel, and we may not achieve the anticipated benefits of the acquisitions or new investments, any of which could materially and adversely affect us. In addition, future acquisitions or new investments could result in significantly dilutive issuances of equity securities or the incurrence of substantial debt, contingent liabilities, or expenses or other charges, which could also materially and adversely affect us.

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

We regularly update our existing information technology systems and install new technologies when deemed necessary and provide employee awareness training around phishing, malware, and other cyber risks and physical security to address the risk of cyber-attacks and other security breaches. However, such preventative measures may not be sufficient to prevent future cyber-attacks or a breach of customer information.

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

The stock markets, including the NYSE (on which our common stock is listed), have at times experienced significant price and volume fluctuations. As a result, the trading and market price of our common stock is likely to be similarly volatile and subject to wide fluctuations, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance. The market price of our common stock could decline substantially in response to a number of factors, including (in no particular order):

•	our actual or anticipated financial condition, liquidity and operating performance;
•	actual or anticipated changes in our business and growth strategies or the success of their implementation;
•	failure to meet, or changes in, earnings estimates of stock analysts;
•	publication of research reports about us, the commercial real estate finance market or the real estate industry;
•	equity issuances by us, or stock resales by our stockholders, or the perception that such issuances or resales could occur;
•	the passage of adverse legislation or other regulatory developments, including those from or affecting the Agencies;
•	general business, economic and market conditions and cycles;
•	changes in market valuations of similar companies;
•	additions to or departures of our key personnel;
•	actions by our stockholders;
•	actual, potential, or perceived accounting problems or changes in accounting principles;
•	failure to satisfy the listing requirements of the NYSE;
•	failure to comply with the requirements of the Sarbanes-Oxley Act;
•	speculation in the press or investment community; and
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal headquarters are located in Bethesda, Maryland. We currently maintain an additional 28 offices across the country. Most of our offices are small, loan origination and investment sales offices. The majority of our real estate services activity occurs in our corporate headquarters and our office in Needham, Massachusetts. We believe that our facilities are adequate for us to conduct our present business activities.

All of our office space is leased. The most significant terms of the lease arrangements for our office space are the length of the lease and the amount of the rent. Our leases have terms varying in duration as a result of differences in prevailing market conditions in different geographic locations, with the longest leases generally expiring in 2023. We do not believe that any single office lease is material to us. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our results of operations and cash flows when we execute new leases.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. As of the close of business on January 31, 2019, there were 19 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

During 2018, our Board of Directors declared, and we paid, four quarterly dividends totaling $1.00 per share. These dividend payments represent the first such payment of dividends since our initial public offering in December 2010. In February 2019, our Board of Directors declared a dividend for the first quarter of 2019 of $0.30 per share, a 20% increase over the dividend declared for the fourth quarter of 2018. We expect to make regular quarterly dividend payments for the foreseeable future.

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

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2013 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2013 in our common stock and in each of the indices shown and assumes that all dividends were reinvested.  Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

$350
$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Walker & Dunlop, Inc.
S&P 500
S&P 600 Small Cap Financials

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the quarter and year ended December 31, 2018,  we purchased 15 thousand shares and 228 thousand shares, respectively, to satisfy grantee tax withholding obligations. Additionally, we purchased 244 thousand shares in the first quarter of 2018 as part of a share repurchase program that began in 2017 and ended in February 2018. In February 2018, our Board of Directors authorized the repurchase of $50.0 million of shares of our common stock over a 12-month period as part of the share repurchase program. The Company had $4.4 million of authorized share repurchase capacity remaining as of December 31, 2018. The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2018:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	435,607	$49.12	243,865
2nd Quarter	—	$ N/A	—
3rd Quarter	96,690	$54.35	74,994

October 1-31, 2018	—	$—	—
November 1-30, 2018	469,529	46.30	465,000
December 1-31, 2018	474,858	43.01	464,846
4th Quarter	944,387	$44.65	929,846	$4,413,003
Total	1,476,684		1,248,705

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our employee stock-based compensation plans, see Part III, Item 12.

Item 6. Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016, and the related notes, all contained elsewhere in this Annual Report on Form 10-K. The significant reduction in the Company’s effective tax rate for the year ended December 31, 2017 and the reduction in the Company’s statutory federal rate for the year ended December 31, 2018 are more fully discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 below.

As more fully discussed in NOTES 2 and 12 to the consolidated financial statements, for the years ended December 31, 2017, 2016, and 2015, basic and diluted earnings per share amounts and basic weighted-average and diluted weighted-average shares outstanding have been corrected from amounts previously reported in prior Annual Reports on Form 10-K to properly reflect the two-class method. In addition, the basic and diluted earnings per share amounts and basic weighted-average and diluted weighted-average shares outstanding for December 31, 2018 have been corrected from amounts previously reported in our earnings release on Current Report on Form 8-K dated February 6, 2019 (“2019 8-K”) to properly reflect the two-class method. Basic and diluted EPS for the year ended December 31, 2018 as reported on the 2019 8-K were $0.20 and $0.08 higher, respectively, than the amounts shown below. The correction of the error had no impact to Walker & Dunlop net income,  Total equity, or our cash flows as of and for the years ended December 31, 2018, 2017, 2016, and 2015.

SELECTED FINANCIAL DATA

(dollars in thousands, except per share amounts)	As of and For the Year Ended December 31,
Statement of Income Data	2018	2017	2016	2015	2014
Revenues
Gains from mortgage banking activities	$407,082	$439,370	$367,185	$290,466	$221,983
Servicing fees	200,230	176,352	140,924	114,757	98,414
Net warehouse interest income, loans held for sale	5,993	15,077	16,245	14,541	11,343
Net warehouse interest income, loans held for investment	8,038	9,390	7,482	9,419	6,151
Escrow earnings and other interest income	42,985	20,396	9,168	4,473	4,526
Other	60,918	51,272	34,272	34,542	18,355
Total revenues	$725,246	$711,857	$575,276	$468,198	$360,772

Expenses
Personnel	$297,303	$289,277	$227,491	$184,590	$149,374
Amortization and depreciation	142,134	131,246	111,427	98,173	80,138
Provision (benefit) for credit losses	808	(243)	(612)	1,644	2,206
Interest expense on corporate debt	10,130	9,745	9,851	9,918	10,311
Other operating expenses	62,021	48,171	41,338	38,507	34,831
Total expenses	$512,396	$478,196	$389,495	$332,832	$276,860
Income from operations	$212,850	$233,661	$185,781	$135,366	$83,912
Income tax expense	51,908	21,827	71,470	52,771	32,490
Net income before noncontrolling interests	$160,942	$211,834	$114,311	$82,595	$51,422
Net income (loss) from noncontrolling interests	(497)	707	414	467	—
Walker & Dunlop net income	$161,439	$211,127	$113,897	$82,128	$51,422
Basic earnings per share	$5.15	$6.72	$3.66	$2.65	$1.60
Diluted earnings per share	$4.96	$6.47	$3.57	$2.62	$1.58
Cash dividends declared per common share	$1.00	$—	$—	$—	$—
Basic weighted average shares outstanding	30,202	30,176	29,768	30,227	32,210
Diluted weighted average shares outstanding	31,384	31,386	30,537	30,497	32,624

Balance Sheet Data
Cash and cash equivalents	$90,058	$191,218	$118,756	$136,988	$113,354
Restricted cash and pledged securities	137,152	104,536	94,711	77,496	81,573
Mortgage servicing rights	670,146	634,756	521,930	412,348	375,907
Loans held for sale, at fair value	1,074,348	951,829	1,858,358	2,499,111	1,072,116
Loans held for investment, net	497,291	66,510	220,377	231,493	223,059
Goodwill	173,904	123,767	96,420	90,338	74,525
Total assets	2,782,057	2,208,427	3,052,432	3,514,991	2,009,390
Warehouse notes payable	1,161,382	937,769	1,990,183	2,649,470	1,214,279
Note payable	296,010	163,858	164,163	164,462	169,095
Total liabilities	1,874,865	1,393,446	2,437,358	3,022,642	1,575,939
Total equity	907,192	814,981	615,074	492,349	433,451

Supplemental Data
Operating margin	29%	33%	32%	29%	23%
Return on equity	19%	31%	21%	19%	13%
Total transaction volume	$28,047,532	$27,905,831	$19,298,112	$17,758,748	$11,367,706
Servicing portfolio	85,689,262	74,309,991	63,081,154	50,212,264	44,031,890
Assets under management	1,422,735	182,175	—	—	—

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

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. We originate, sell, and service a range of multifamily and other commercial real estate financing products to owners and developers of commercial real estate across the country, provide multifamily investment sales brokerage services in various regions throughout the United States, and engage in commercial real estate investment management activities.

We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac seller/servicer nationally, a Freddie Mac targeted affordable housing seller/servicer, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for a number of life insurance companies, CMBS conduits, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

We fund loans for the Agencies’ programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain at rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed, and we retain the right to service substantially all of these loans. In cases where we do not fund the loan, we act as a loan broker and service some of the loans. Our loan originators who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan. These loans are then funded directly by the institutional lender, and for those brokered loans we service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn for servicing Agency loans.

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

We retain servicing rights on substantially all the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, from late charges, and from other ancillary fees. Servicing fees set at the time an investor agrees to purchase the loan are generally paid monthly for the duration of the loan and are based on the unpaid principal balance of the loan. Our Fannie Mae and

Freddie Mac servicing arrangements generally provide for prepayment fees to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

We are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the Agencies that specify the cost of a failed loan delivery, also known as a “pair off fee,” in the event we fail to deliver the loan to the investor. To protect us against such pair off fees, we require a deposit from the borrower at rate lock that is typically more than the potential fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). We occasionally request modified risk-sharing based on the size of the loan. During the second quarter of 2018, Fannie Mae increased our risk-sharing cap from $60.0 million to $200.0 million. Accordingly, our maximum loss exposure on any one loan is $40.0 million (such exposure would occur if the underlying collateral is determined to be completely without value at the time of loss). We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fairly compensated for the risks of the transaction. Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

Our Interim Program offers floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We underwrite, asset-manage, and service all loans executed through the Interim Program. The ultimate goal of the Interim Program is to provide permanent Agency financing on these transition properties. The Interim Program has two distinct executions: held by the Interim Program JV and held for investment.

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

During the year ended December 31, 2018, $350.0 million of the $993.1 million of interim loan originations were executed through the joint venture. As of December 31, 2018, we asset-managed $334.6 million of interim loans on behalf of the Interim Program JV.

We originate and hold some Interim Program loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. Since we began originating interim loans, we have not experienced any delinquencies or charged off any Interim Program loans. As of December 31, 2018, we had 14 loans held for investment under the Interim Program with an aggregate outstanding unpaid principal balance of $503.5 million.

During the third quarter of 2018, we transferred a $70.1 million portfolio of participating interests in loans held for investment to a third party and accounted for the transfer as a secured borrowing. The balance of the portfolio is presented as loans held for investment with an offsetting amount for the secured borrowing included as account payable as of December 31, 2018. We do not have credit risk related to the transferred loans. During the fourth quarter of 2018, we completed a $150.0 million participation in a subordinated note with a large institutional investor in multifamily loans. The participation was fully funded with corporate cash. The note is collateralized by a portfolio of multifamily loans and other assets, has a term of one year, and has scheduled principal curtailments prior to maturity.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition multifamily properties. The terms of such investments are negotiated with each investment. As of December 31, 2017, we had preferred equity investments with one borrower totaling $41.7 million, all of which were repaid during the year ended December 31, 2018.

Through WDIS, we offer investment sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through these investment sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. Our investment sales services are offered in various regions throughout the United States. We have added several investment sales brokerage teams over the past few years and continue to seek to add other investment sales brokers, with the goal of expanding these brokerage services to cover all major regions throughout the United States. We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Consolidated Balance Sheets and Net income from noncontrolling interests in the Consolidated Statements of Income.

During the second quarter of 2018, the Company acquired JCR, the operator, registered investment adviser, and general partner of private commercial real estate investment funds focused on the management of debt, preferred equity, and mezzanine equity investments in private middle-market commercial real estate funds and separately managed accounts. The acquisition of JCR, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the company by growing our investment management platform. JCR’s current assets under management (“AUM”) of $1.0 billion primarily consist of three sources: Fund III, Fund IV, and separate accounts managed for life insurance companies. AUM for Fund III and Fund IV consist of both unfunded commitments and funded investments. AUM for the separate account consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. AUM for this purpose may differ from regulatory assets under management disclosed on JCR’s Form ADV. The following table summarizes JCR’s AUM as of December 31, 2018:

	Unfunded	Funded
Components of JCR assets under management (in thousands)	Commitments	Investments	Total
Fund III	$95,172	$162,999	$258,171
Fund IV	248,139	65,473	313,612
Separate account	—	446,282	446,282
Total assets under management	$343,311	$674,754	$1,018,065

JCR typically receives management fees based on limited partner capital commitments, unfunded investment commitments, and funded investments. Additionally, with respect to Fund III and Fund IV, JCR receives a percentage of the profits above the fund expenses and preferred return specified in the fund offering agreements.

Over the past three years, we have purchased the rights to service HUD loans with an aggregate $4.3 billion unpaid principal balance from third-party servicers for a total of $52.7 million. The acquisition of these servicing rights substantially increased our HUD servicing portfolio and led to our being one of the largest servicers of HUD commercial real estate loans as of December 31, 2018. We expect the servicing rights acquisitions to have the following benefits:

•	reduce the average cost to service each loan as we leverage our existing servicing platform,
•	provide new borrower relationships,
•	provide opportunities for additional loan origination volume when these loans mature or prepay, and
•	produce a stable stream of cash revenues over the estimated lives of the portfolios.

As of December 31, 2018, our servicing portfolio was $85.7 billion, up 15% from December 31, 2017, making it the  7th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s (“MBA”) 2018 year-end survey (the “Survey”). Our servicing portfolio includes $36.0 billion of loans serviced for Fannie Mae and $30.4 billion for Freddie Mac, making us the 2nd and 3rd  largest primary and master servicer of Fannie Mae and Freddie Mac loans in the nation, respectively, according to the Survey. Also included in our servicing portfolio is $9.9 billion of HUD loans, the 2nd largest HUD primary and master servicing portfolio in the nation according to the Survey.

The average number of our loan originators increased from 130 during 2017 to 138 during 2018 due to our own organic growth and from acquisitions completed in the current year, resulting in an increase of 2% in our loan origination volume, from a total of $24.9 billion during 2017 to a total of $25.3 billion during 2018. Fannie Mae recently announced that we ranked as its 2nd largest DUS lender in 2018, by loan deliveries, and Freddie Mac recently announced that we ranked as its 4th largest seller/servicer in 2018, by loan deliveries. Additionally, we were the third largest multifamily lender for HUD in 2018 based on MAP initial endorsements.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase is equal to the purchase price paid. The fair value at loan sale is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs recognized at loan sale were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model for originated MSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. We record an individual MSR asset (or liability) for each loan at loan sale. For purchased stand-alone servicing portfolios, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio. We have had three stand-alone servicing portfolio purchases, one each in 2016, 2017, and 2018.

The assumptions used to estimate the fair value of MSRs at loan sale are based on internal models and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we use during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see much volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry originated and purchased MSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment quarterly. We test for impairment on the purchased stand-alone servicing portfolio separately from our other MSRs. The MSRs from stand-alone portfolio purchases and from loan sales are tested for impairment at the portfolio level. We have never recorded an impairment of MSRs in our history. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

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

In addition to the specific reserves discussed above, we also record an allowance for risk-sharing obligations related to all risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors that are based on the characteristics of the servicing portfolio and the current market conditions. We have not experienced volatility in the general reserves loss percentage and do not expect to experience significant volatility in the near term.

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

Overview of Current Business Environment

The fundamentals of the commercial and multifamily real estate market remain strong. Multifamily occupancy rates and effective rents remain strong based upon robust rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and loan origination volumes due to their importance to the cash flows of the underlying properties. Additionally, the headwinds facing single-family home ownership, including high valuations, higher interest rates, and reduced credit availability, have led to home ownership levels at or near historic lows. At the same time, new household formation continues to grow, unemployment levels remain at historic lows, and macroeconomic indicators are strong, all resulting in high demand for multifamily housing.

The Mortgage Bankers’ Association (“MBA”) recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the third quarter of 2018, reaching $3.3 trillion, an increase of 1.4% from the end of the second quarter of 2018. Multifamily mortgage debt outstanding rose to $1.3 trillion as of the end of the third quarter of 2018, an increase of 2.0% from the end of the second quarter of 2018. The multifamily category with the largest growth in mortgage debt outstanding was Agency lending. The MBA also reported that commercial and multifamily loan originations during the first nine months of 2018 decreased 1% from the first nine months of 2017, while multifamily loan originations grew by 18% year over year.

The increase in rental housing demand and gaps in housing production have led to continued steady rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. According to RealPage, a provider of commercial real estate data and analytics, rent growth from the fourth quarter of 2017 to the fourth quarter of 2018 was 3.3%, pushing 2018’s rent growth above the 2.5% growth for 2017. 2018 also marked the sixth year out of the past eight that rent growth has topped 3%. RealPage also reported that new multifamily housing construction completed during 2018 was 287 thousand units. Despite the significant new construction completions, the multifamily housing market has been able to absorb the new units as evidenced by a decrease in the vacancy rate of 40 basis points from 5.0% at the end of 2017 to 4.6% at the end of the fourth quarter of 2018. RealPage also recently reported 2019 construction completions are forecasted to be 319 thousand units. We believe that the market demand for multifamily housing in the upcoming quarters will continue to absorb most of the capacity created by new construction and that vacancy rates will remain near historic lows, continuing to make multifamily properties an attractive investment option.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial and multifamily mortgage market has experienced historically low cost of borrowing, which has further encouraged capital investment into commercial real estate. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of investors and amount of capital available to lend have increased. All of these factors have benefited our total transaction volumes over the past several years, especially in 2018, which was a record. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

The Federal Reserve raised its targeted Fed Funds Rate by 100 basis points during 2018 and 200 basis points during the past two years. We have not experienced a pronounced or sustained decline in origination volume as a result of the increases in the Fed Funds Rate as (i) long-term mortgage interest rates have remained at relatively low levels due to a flattened yield curve throughout most of the past two years, (ii) there remains a significant number of capital market participants that are investing in commercial real estate and multifamily properties, and (iii) investor spreads have tightened. However, during the second half of 2018, we did experience compression in the servicing fees we received on our loan originations with Fannie Mae due to increased competition for loan originations, combined with the increase in interest rates and the flattening of the yield curve. The decrease in servicing fees on new Fannie Mae loan originations in the second half of 2018 contributed to a decline in the gains from mortgage banking activities from the year ended December 31, 2017 to the year ended December 31, 2018. We cannot be certain that these trends will continue as the number, timing, and magnitude of any future increases by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic and market factors, including increased competition for loan originations, may have a different effect on the commercial real estate market and on us.

We expect to see continued strength in the multifamily market for the foreseeable future due to the underlying fundamentals of the multifamily market as labor markets are strong, home ownership remains challenging for many households, and demand increases from new household formation. Additionally, the MBA recently released the results of its 2019 survey of commercial real estate firms and reported that 55% of the firms expect loan originations to increase in 2019.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2019 GSE Scorecard (“2019 Scorecard”) established Fannie Mae’s and Freddie Mac’s 2019 loan origination caps at $35.0 billion each for market-rate apartments (“2019 Caps”), the same as 2018 as the FHFA expects 2019 volumes in the multifamily market to be consistent with those seen in 2018. Affordable housing loans and manufactured housing rental community loans continue to be excluded from the 2019 Caps. Additionally, the definition of the affordable housing loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2018 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable housing units. The 2019 Scorecard provides the FHFA with the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2019 Caps upward should the market be larger than expected in 2019. The 2019 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance multifamily properties that invest in energy or water efficiency improvements.

The GSEs reported a combined loan origination volume of $142.9 billion during 2018 compared to $139.3 billion during 2017, an increase of 3%. Fannie Mae’s volume decreased 1% year over year, while Freddie Mac’s volume increased 6% year over year. Our loan origination volume with Fannie Mae decreased 1%, while our loan origination volume with Freddie Mac decreased 13%. During 2017, we originated a $1.9 billion portfolio of Freddie Mac loans with no comparable activity in 2018, which significantly impacted the year-over-year Freddie Mac loan origination volume. Excluding the large transaction in 2017, our Freddie Mac loan origination volume increased 15% year over year. We expect the GSEs to maintain their historical market share in a multifamily market that is projected by the MBA to be $309.0 billion in 2019, which is 2% higher than the MBA’s projected 2018 multifamily market volume of $302.0 billion. We believe our market leadership positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from MSRs and cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. A new acting director of the FHFA was appointed in early 2019, and we expect a permanent director will be appointed in the first half of 2019. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2019.

We continue to significantly grow our capital markets platform through hiring and acquisitions to gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with additions of brokered loan originators over the past several years, has resulted in significant growth in our brokered originations as evidenced by the 17% growth in brokered loan originations from 2017 to 2018, which followed 75% growth from 2016 to 2017. From 2016 to 2018, we more than doubled our brokered loan originations. Our outlook for our capital markets platform is positive as we expect continued growth in the commercial real estate and multifamily markets in the near future.

Although our HUD loan origination volume decreased 26% from 2017 to 2018, HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We continue to seek to add resources and scale to our HUD lending platform, particularly in the area of construction lending, seniors housing, and skilled nursing, where HUD remains an important provider of capital.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional properties and dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, floating-rate, high-yield commercial real estate investments. We originated $993.1 million of interim loans during 2018 compared to $314.4 million during 2017. Of the overall interim loan origination volume for 2018 and 2017, $350.0 million and $231.9 million, respectively, were originated for the Interim Program JV. Included within the origination volume for 2018 is a loan portfolio of $93.5 million, 90% of which we sold to our Interim Program JV partner through a secured borrowing transaction in the third quarter of 2018. Additionally, we originated a $150.0 million portfolio of interim loans in 2018, the largest transaction we have ever originated through the Interim Program.

We saw decreased activity within our multifamily-focused investment sales business during 2018 compared to 2017. We made additions to our investment sales team over the past year in 2018 and continue our efforts to expand our investment sales platform more broadly across the United States and to increase the size of our investment sales team to capture what we believe will be strong multifamily investment sales activity over the coming years.

During 2018, Hurricanes Florence and Michael and wildfires in California each caused substantial damage to the affected areas. Located within the affected areas are multiple properties collateralizing loans for which the Company has risk-sharing obligations. Based on its preliminary assessment of these properties, the Company believes that few, if any, of these properties incurred significant damage, and those that did have adequate insurance coverage. Additionally, the Company has not experienced an increase in late payments from risk-sharing loans collateralized by properties in the affected areas. Accordingly, based on information currently available, the natural disasters did not have a material impact on the Allowance for risk-sharing obligations as of December 31, 2018. Additionally, the Company does not believe that these natural disasters will have a material impact on its Allowance for risk-sharing obligations in the future. However, the impact to borrowers from such natural disasters may not be known by us until well after the occurrence of the disaster; therefore, over the coming months, we may experience an increase in late payments or defaults of loans for which we have risk-sharing obligations that are collateralized by properties in the affected areas.

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

•

Market for Servicing Commercial Real Estate Loans.  Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-sharing obligations we undertake. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results immediately and over time.

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

Servicing Fees.  We service nearly all loans we originate and some loans we broker. We earn servicing fees for performing certain loan servicing functions such as processing loan, tax, and insurance payments and managing escrow balances. Servicing generally also includes asset management functions, such as monitoring the physical condition of the property, analyzing the financial condition and liquidity of the borrower, and performing loss mitigation activities as directed by the Agencies.

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

Net Warehouse Interest Income, Loans Held for Sale.  We earn net interest income on loans funded through borrowings from our warehouse facilities from the time the loan is closed until the loan is sold pursuant to the loan purchase agreement. Each borrowing on a warehouse line relates to a specific loan for which we have already secured a loan sale commitment with an investor. Related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income related to loans held for sale varies based on the period of time between the loan closing and the sale of the loan to the investor, the size of the average balance of the loans held for sale, and the net interest spread between the loan coupon rate and the cost of warehouse financing. Loans may remain in the warehouse facility for up to 60 days, but the average time in the warehouse facility is approximately 30 days. Loans that we broker for institutional investors and other investors are funded directly by them; therefore, there is no warehouse interest income or expense associated with brokered loan transactions. Additionally, the amortization of debt issuance costs is included in net warehouse interest income, loans held for sale.

Net Warehouse Interest Income, Loans Held for Investment. Similar to loans held for sale, we earn net interest income on loans held for investment during the period they are outstanding. We earn interest income on the loan, which is funded partially by an investment of our cash and through one of our interim warehouse credit facilities. The loans originated for investment are typically interest-only, variable-rate loans with terms up to three years. The warehouse credit facilities are variable rate. The interest rate reset date is typically the same for the loans and the credit facility. Related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income related to loans held for investment varies based on the period of time the loans are outstanding, the size of the average balance of the loans held for investment, and the net interest spread between the loan coupon rate and the cost of warehouse financing. The net spread has historically not varied much. Additionally, the amortization of deferred fees and costs and the amortization of debt issuance costs are included in net warehouse interest income, loans held for investment. Net warehouse interest income from loans held for investment will decrease in the coming years if most, if not all, of the loans originated through the Interim Program are held by the Interim Program JV.

Escrow Earnings and Other Interest Income.  We earn fee income on property-level escrow deposits in our servicing portfolio, generally based on a fixed or variable placement fee negotiated with the financial institutions that hold the escrow deposits. Escrow earnings reflect interest income net of interest paid to the borrower, if required, which generally equals a money market rate. Escrow earnings tend to increase as short-term interest rates increase as they did in 2017 and 2018. We expect this trend to continue for the foreseeable future. Also included with escrow earnings and other interest income are interest earnings from our cash and cash equivalents and interest income earned on our pledged securities. Interest income from pledged securities increased during 2018 as we sold investments in money market funds and invested those proceeds in higher-earning multifamily Agency mortgage-backed securities (“MBS”).

Other.  Other income is comprised of fees for processing loan assumptions, prepayment fee income, application fees, investment sales broker fees, income from equity-method investments, income from preferred equity investments, asset management fees, and other miscellaneous revenues related to our operations.

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

Amortization and depreciation also includes the amortization of intangible assets, principally related to the amortization of the mortgage pipeline and other intangible assets recognized in connection with acquisitions. For the years presented in the Consolidated Statements of Income, the amortization of intangible assets relates primarily to the mortgage pipeline intangible asset recognized in conjunction with acquisitions in 2016, 2017, and 2018.  We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is no longer probable of rate locking. Also included in amortization and depreciation for the year ended December 31, 2018 is the amortization of intangible assets associated with our acquisition of JCR. These intangible assets consisted primarily of asset management contracts, which had an estimated life at acquisition of five years.

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

Income Tax Expense.  The Company is a C-corporation subject to both federal and state corporate tax. As of December 31, 2018, our estimated combined statutory federal and state tax rate was approximately 25.1% compared to approximately 38.2% as of December 31, 2017 and 38.6% as of December 31, 2016. Our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income amongst the various states where we are subject to taxation since we do not have foreign operations or significant permanent differences. For example, from the period since we went public in 2010 through 2017, our combined statutory tax rate varied by only 0.7%, with a low of 38.2% and a high of 38.9%. In December 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. Tax Reform significantly reduced the federal income tax rate from 35.0% to 21.0%. Due to the reduced federal statutory rate, our combined statutory tax rate in 2018 declined to approximately 25.1%. Absent additional significant legislative changes to statutory tax rates (particularly the federal tax rate), we expect minimal deviation from the 2018 combined statutory tax rate for years after 2018. However, we do expect some variability in the effective tax rate going forward due to excess tax benefits recognized and limitations on the deductibility of certain book expenses as a result of Tax Reform, primarily related to executive compensation.

Excess tax benefits recognized in 2016, 2017, and 2018 reduced income tax expense by $0.6 million, $9.5 million, and $6.8 million, respectively. The decrease in the excess tax benefits from 2017 to 2018 related primarily to the aforementioned reduction in the combined statutory tax rate due to Tax Reform. We expect the net reduction to income tax expense due to excess tax benefits in 2019 to be less than the net reductions in 2017 and 2018 given the limitations on the deductibility of the vesting of restricted stock awards and performance stock awards granted to executives due to Tax Reform.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2018,  2017, and 2016. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the year ended December 31,
(in thousands; except per share data)	2018	2017	2016
Transaction Volume:
Loan Origination Volume by Product Type
Fannie Mae	$7,805,517	$7,894,106	$7,000,942
Freddie Mac	6,972,299	7,981,156	4,234,071
Ginnie Mae - HUD	999,001	1,358,221	879,941
Brokered (1)	8,564,357	7,326,907	4,189,116
Interim Loans	993,053	314,372	419,600
Total Loan Origination Volume	$25,334,227	$24,874,762	$16,723,670
Investment Sales Volume	2,713,305	3,031,069	2,574,442
Total Transaction Volume	$28,047,532	$27,905,831	$19,298,112

Key Performance Metrics:
Operating margin	29%	33%	32%
Return on equity	19%	31%	21%
Walker & Dunlop net income	$161,439	$211,127	$113,897
Adjusted EBITDA (2)	$220,081	$200,950	$129,928
Diluted EPS (3)	$4.96	$6.47	$3.57

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	41%	41%	40%
Other operating expenses	9%	7%	7%

Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees (4)	0.96%	0.99%	1.06%
Gains attributable to MSRs (4)	0.71%	0.79%	1.18%
Gains attributable to MSRs, as a percentage of Agency loan origination volume (5)	1.09%	1.13%	1.59%

(in thousands; except per share data)	As of December 31,
Managed Portfolio:	2018	2017	2016
Servicing Portfolio by Product Type
Fannie Mae	$35,983,178	$32,075,617	$27,728,164
Freddie Mac	30,350,724	26,782,581	20,688,410
Ginnie Mae - HUD	9,944,222	9,640,312	9,155,794
Brokered (6)	9,127,640	5,744,518	5,286,473
Interim Loans	283,498	66,963	222,313
Total Servicing Portfolio	$85,689,262	$74,309,991	$63,081,154
Assets under management	1,422,735	182,175	—
Total Managed Portfolio	$87,111,997	$74,492,166	$63,081,154

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	24.3	25.7	26.1
Weighted-average remaining servicing portfolio term (years)	9.8	10.0	10.3

(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities, commercial banks, insurance company separate accounts, and other capital sources.

(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(3)

As more fully discussed in NOTES 2 and 12 to the consolidated financial statements, for the years ended December 31, 2017 and 2016, diluted EPS amounts have been corrected from amounts previously reported in prior Annual Reports on Form 10-K to properly reflect the two-class method. In addition, diluted EPS for December 31, 2018 has been corrected from the previously reported amount in our earnings release on Current Report on Form 8-K dated February 6, 2019 (“2019 8-K”) to properly reflect the two-class method. Diluted EPS for the year ended December 31, 2018 as reported on the 2019 8-K was $0.08 higher than the amount shown here. The correction of the error had no impact to Walker & Dunlop net income,  Total equity, or our cash flows as of and for the years ended December 31, 2018, 2017, and 2016.

(4)	Excludes the income and loan origination volume from interim loans.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency loan origination volume.
(6)	Brokered loans serviced for life insurance companies, commercial mortgage backed securities, commercial banks, and other capital sources.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2018 and 2017.

FINANCIAL RESULTS –2018 COMPARED TO 2017

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Revenues
Gains from mortgage banking activities	$407,082	$439,370	$(32,288)	(7)%
Servicing fees	200,230	176,352	23,878	14
Net warehouse interest income, loans held for sale	5,993	15,077	(9,084)	(60)
Net warehouse interest income, loans held for investment	8,038	9,390	(1,352)	(14)
Escrow earnings and other interest income	42,985	20,396	22,589	111
Investment sales broker fees	17,257	19,213	(1,956)	(10)
Other	43,661	32,059	11,602	36
Total revenues	$725,246	$711,857	$13,389	2

Expenses
Personnel	$297,303	$289,277	$8,026	3%
Amortization and depreciation	142,134	131,246	10,888	8
Provision (benefit) for credit losses	808	(243)	1,051	(433)
Interest expense on corporate debt	10,130	9,745	385	4
Other operating expenses	62,021	48,171	13,850	29
Total expenses	$512,396	$478,196	$34,200	7
Income from operations	$212,850	$233,661	$(20,811)	(9)
Income tax expense	51,908	21,827	30,081	138
Net income before noncontrolling interests	$160,942	$211,834	$(50,892)	(24)
Less: net income (loss) from noncontrolling interests	(497)	707	(1,204)	(170)
Walker & Dunlop net income	$161,439	$211,127	$(49,688)	(24)

Overview

The slight increase in revenues was primarily attributable to increases in servicing fees, escrow earnings and other interest income, and other revenues, largely offset by decreases in gains from mortgage banking activities and net warehouse income from loans held for sale. The increase in servicing fees was due to an increase in the average servicing portfolio. The substantial increase in escrow earnings and other interest income related to increases in the escrow balances of loans serviced and the escrow earnings rate. Other revenues increased primarily from an increase in investment management fees as we acquired JCR Capital in 2018. The decrease in gains from mortgage banking activities was due primarily to a decrease in Fannie Mae servicing fees, while the decrease in net warehouse interest income from loans held for sale was due to a lower net interest spread on loans held for sale.

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

Revenues

Gains from Mortgage Banking Activities.  The following table provides additional information that helps explain changes in gains from mortgage banking activities over the past three years:

	Loan Origination Volume by Product Type
	For the year ended December 31,
	2018	2017	2016
Fannie Mae	31%	32%	42%
Freddie Mac	28	32	25
Ginnie Mae - HUD	4	5	5
Brokered	33	30	25
Interim Loans	4	1	3

	Gains from Mortgage Banking Activities Detail
	For the year ended December 31,
(dollars in thousands)	2018	2017	2016
Origination Fees	$234,681	$245,484	$174,360
Dollar Change	$(10,803)	$71,124
Percentage Change	(4)%	41%
MSR Income (1)	$172,401	$193,886	$192,825
Dollar Change	$(21,485)	$1,061
Percentage Change	(11)%	1%
Origination Fee Rate (2) (basis points)	96	99	106
Basis Point Change	(3)	(7)
Percentage Change	(3)%	(7)%
MSR Rate (3) (basis points)	71	79	118
Basis Point Change	(8)	(39)
Percentage Change	(10)%	(33)%
Agency MSR Rate (4) (basis points)	109	113	159
Basis Point Change	(4)	(46)
Percentage Change	(4)%	(29)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of loan origination volume, excluding the income and loan origination volume from interim loans.

(3)	MSR income as a percentage of loan origination volume, excluding the income and loan origination volume from interim loans.
(4)	MSR income as a percentage of Agency loan origination volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The decrease in origination fees was largely attributable to the change in the mix of loan origination volume year over year, resulting in a decline in the origination fee rate. For the year ended December 31, 2018, Agency loan origination volume as a percentage of overall loan origination volume decreased to 63% from 69% for the year ended December 31, 2017. Agency loan originations produce higher loan origination fees than brokered and interim loan originations.

The decreases in MSR income and MSR rate for the year ended December 31, 2018 are related primarily to a year-over-year decrease of 14% in the weighted-average servicing fee rate on new Fannie Mae loan originations and the aforementioned change in the mix of loan origination volume. The decrease in the weighted-average servicing fee rate was due principally to increased competition for new loan originations with Fannie Mae, which resulted in tighter credit spreads and lower servicing fees.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in loan origination volumes.

Servicing Fees.  The increase was primarily attributable to an increase in the average servicing portfolio from 2017 to 2018 as shown below due primarily to new loan originations and relatively few payoffs. Partially offsetting the increase in servicing fees due to an increase in the average servicing portfolio was a decrease in the servicing portfolio’s weighted average servicing fee as shown below primarily due to an increase in brokered loans as a percentage of the overall servicing portfolio as well as the aforementioned decrease in the weighted average servicing fee of new Fannie Mae loan originations.

	Servicing Fees Details
	For the year ended December 31,
(dollars in thousands)	2018	2017	2016
Average Servicing Portfolio	$78,635,979	$67,072,015	$55,540,993
Dollar Change	$11,563,964	$11,531,022
Percentage Change	17%	21%
Average Servicing Fee (basis points)	25.2	26.2	25.3
Basis Point Change	(1.0)	0.9
Percentage Change	(4)%	4%

Net Warehouse Interest Income, Loans Held for Sale.  The decrease was largely the result of a decrease in the average balance and a significant decrease in the net spread as shown below. The decrease in the net spread was the result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based.    If the yield curve continues to flatten, a tightening of the net spread may continue.

	Net Warehouse Interest Income Details - LHFS
	For the year ended December 31,
(dollars in thousands)	2018	2017	2016
Average LHFS Outstanding Balance	$1,310,589	$1,613,898	$1,342,928
Dollar Change	$(303,309)	$270,970
Percentage Change	(19)%	20%
LHFS Net Spread (basis points)	46	93	121
Basis Point Change	(47)	(28)
Percentage Change	(51)%	(23)%

Escrow Earnings and Other Interest Income.  The increase was due to increases in both the average balance of escrow accounts and the average earnings rate from 2017 to 2018. The increase in the average balance was due to an increase in the average servicing portfolio. The increase in the average earnings rate was due to the increase in short-term interest rates, upon which our earnings rates are based, over the past year as discussed above in the “Overview of Current Business Environment” section.

Other Revenues. The increase is primarily related to a $9.0 million increase in investment management fees due to the acquisition of JCR as more fully discussed in the “Business” section above and a $1.6 million gain from the sale of an equity-method investment for the year ended December 31, 2018 with no comparable activity for the year ended December 31, 2017.

Expenses

Personnel.  The increase was primarily the result of an $8.8 million increase in salaries and benefits due to acquisitions and hiring to support our growth, resulting in an increase in the average headcount from 599 for the year ended December 31, 2017 to 671 for the year ended December 31, 2018. The increase in salaries and benefits costs was slightly offset by decreases in variable compensation costs.

Amortization and Depreciation.  The increase was attributable to loan origination activity and the resulting growth in the average MSR balance outstanding from 2017 to 2018. During the year ended December 31, 2018, we added $35.4 million of MSRs, net of amortization and write offs due to prepayment.

Other Operating Expenses.  The increase in other operating expenses primarily stem from increased office expenses of $2.3 million and travel costs of $2.0 million due to the increase in average headcount year over year and increased legal expenses of $1.5 million largely in connection with our acquisitions. Additionally, during the year ended December 31, 2018, we incurred a loss on the extinguishment of debt of $2.1 million with no comparable activity for the year ended December 31, 2017.

Income Tax Expense.  The increase in income tax expense was primarily due to (i) a decrease in excess tax benefits from stock compensation recognized year over year, (ii) a decrease in the benefit from the enactment of Tax Reform in 2017, and (iii) a  $2.8 million expense related to a 100% valuation allowance placed on certain deferred tax assets, partially offset by the decrease in income from operations and a decrease in the federal statutory income tax rate from 35.0% for the year ended December 31, 2017 to 21.0% for the year ended December 31, 2018. Excess tax benefits reduced income tax expense by $9.5 million in 2017 compared to $6.8 million in 2018.

As discussed previously, Tax Reform was enacted in December 2017, reducing the federal income tax rate from 35.0% to 21.0%. In connection with the enactment of Tax Reform, we revalued our net deferred tax liabilities using the new federal income tax rate of 21.0%. These net deferred tax liabilities decreased as the future payment of taxes from these liabilities will be less than previously expected, resulting in a decrease to income tax expense of $58.3 million. The significant reductions to income tax expense in 2017 resulted in an effective tax rate of 9.3% compared to 24.4% in 2018.

Based on the information available as of December 31, 2018, we currently believe that it may be more likely than not that the expense associated with certain compensation agreements for our executives will not be deductible for tax purposes in future years. Accordingly, as of December 31, 2018, we recorded a 100% valuation allowance on the associated deferred tax assets, resulting in a $2.8 million charge to tax expense for the year ended December 31, 2018.

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

Revenues

Gains from Mortgage Banking Activities.  The following table provides additional information that helps explain changes in gains from mortgage banking activities over the past three years:

	Loan Origination Volume by Product Type
	For the year ended December 31,
	2017	2016	2015
Fannie Mae	32%	42%	31%
Freddie Mac	32	25	39
Ginnie Mae - HUD	5	5	4
Brokered	30	25	25
Interim Loans	1	3	1

	Gains from Mortgage Banking Activities Detail
	For the year ended December 31,
(dollars in thousands)	2017	2016	2015
Origination Fees	$245,484	$174,360	$156,835
Dollar Change	$71,124	$17,525
Percentage Change	41%	11%
MSR Income (1)	$193,886	$192,825	$133,631
Dollar Change	$1,061	$59,194
Percentage Change	1%	44%
Origination Fee Rate (2) (basis points)	99	106	97
Basis Point Change	(7)	9
Percentage Change	(7)%	9%
MSR Rate (3) (basis points)	79	118	83
Basis Point Change	(39)	35
Percentage Change	(33)%	42%
Agency MSR Rate (4) (basis points)	113	159	112
Basis Point Change	(46)	47
Percentage Change	(29)%	42%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(1)	Origination fees as a percentage of loan origination volume, excluding the income and loan origination volume from interim loans.
(1)	MSR income as a percentage of loan origination volume, excluding the income and loan origination volume from interim loans.
(1)	MSR income as a percentage of Agency loan origination volume.

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

As discussed previously, Tax Reform was enacted in December 2017, reducing the federal income tax rate from 35.0% to 21.0%. In connection with the enactment of Tax Reform, we revalued our net deferred tax liabilities using the new federal income tax rate of 21.0%. These net deferred tax liabilities decreased as the future payment of taxes from these liabilities will be less than previously expected, resulting in a decrease to income tax expense of $58.3 million. The significant reductions to income tax expense in 2017 resulted in an effective tax rate of 9.3% compared to 38.5% in 2016.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision (benefit) for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as gains attributable to MSRs. Additionally, adjusted EBITDA further includes or excludes other significant non-cash items that are not part of our ongoing operations. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

We use adjusted EBITDA to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors. We believe that this non-GAAP measure, when read in conjunction with our GAAP financials, provides useful information to investors by offering:

•	the ability to make more meaningful period-to-period comparisons of our ongoing operating results;
•	the ability to better identify trends in our underlying business and perform related trend analyses; and
•	a better understanding of how management plans and measures our underlying business.

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income.

Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands)	2018	2017	2016
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$161,439	$211,127	$113,897
Income tax expense	51,908	21,827	71,470
Interest expense on corporate debt	10,130	9,745	9,851
Amortization and depreciation	142,134	131,246	111,427
Provision (benefit) for credit losses	808	(243)	(612)
Net write-offs	—	—	(1,757)
Stock compensation expense	23,959	21,134	18,477
Gains attributable to mortgage servicing rights (1)	(172,401)	(193,886)	(192,825)
Unamortized issuance costs from early debt extinguishment	2,104	—	—
Adjusted EBITDA	$220,081	$200,950	$129,928

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of the expected guaranty obligation.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table presents a period-to-period comparison of our adjusted EBITDA for the years ended December 31, 2018 and 2017:

ADJUSTED EBITDA – 2018 COMPARED TO 2017

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Origination fees	$234,681	$245,484	$(10,803)	(4)%
Servicing fees	200,230	176,352	23,878	14
Net warehouse interest income	14,031	24,467	(10,436)	(43)
Escrow earnings and other interest income	42,985	20,396	22,589	111
Other revenues	61,415	50,565	10,850	21
Personnel	(273,344)	(268,143)	(5,201)	2
Net write-offs	—	—	—	N/A
Other operating expenses	(59,917)	(48,171)	(11,746)	24
Adjusted EBITDA	$220,081	$200,950	$19,131	10

 See the table above for the components of the change in adjusted EBITDA. The decrease in origination fees was largely attributable to the change in the mix of loan origination volume year over year.  Servicing fees increased principally due to an increase in the average servicing portfolio from 2017 to 2018 as a result of new loan originations, partially offset by a decrease in the average servicing fee.  Net warehouse interest income decreased largely as a result of declines in the average balance and the net interest margin on loans held for sale due to a flattening yield curve. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following the increases in short-term interest rates over the past year. Other revenues increased primarily due to an increase in investment management fees. The increase in personnel expense was primarily due to increased salaries and benefits due to a rise in headcount. Other operating expenses increased largely due to increased occupancy and travel costs due to the larger average headcount year over year and increased professional fees due to the JCR and iCap acquisitions.

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

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income, investment sales broker fees, asset management fees, and other income, net of loan origination and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations and investment sales, the timing of loan closings, assets under management, escrow account balances, the average balance of loans held for investment, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

Cash Flow from Investing Activities

We usually lease facilities and equipment for our operations. However, when necessary and cost effective, we invest cash in property and equipment. Our cash flows from investing activities also include the funding and repayment of loans held for investment and preferred equity investments, the contribution to and distribution from the Interim Program JV, the acquisition and disposition of equity-method investments, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Years Ended December 31, 2018 Compared to Years Ended December 31, 2017

The following table presents a period-to-period comparison of the significant components of cash flows for the years ended December 31, 2018 and 2017.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2018 COMPARED TO 2017

	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Net cash provided by (used in) operating activities	$64,076	$1,067,642	$(1,003,566)	(94)%
Net cash provided by (used in) investing activities	(552,238)	97,170	(649,408)	(668)
Net cash provided by (used in) financing activities	321,830	(1,089,491)	1,411,321	(130)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total Cash")	120,348	286,680	(166,332)	(58)

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(102,071)	$919,491	$(1,021,562)	(111)%
Net cash provided by (used in) operating activities, excluding loan origination activity	166,147	148,151	17,996	12

Cash flows from investing activities
Proceeds from the sale of equity-method investments	$4,993	$—	$4,993	N/A %
Purchases of pledged available-for-sale securities	(98,442)	(6,966)	(91,476)	1,313
Funding of preferred equity investments	(41,100)	(16,884)	(24,216)	143
Proceeds from the payoff of preferred equity investments	82,819	—	82,819	N/A
Capital invested in the Interim Program JV, net	(4,137)	(6,342)	2,205	(35)
Acquisitions, net of cash received	(53,249)	(15,000)	(38,249)	255
Purchase of mortgage servicing rights	(1,814)	(7,781)	5,967	(77)

Originations of loans held for investment	$(597,889)	$(183,916)	$(413,973)	225
Total principal collected on loans held for investment	161,303	339,266	(177,963)	(52)
Net payoff of (investment in) loans held for investment	$(436,586)	$155,350	$(591,936)	(381)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$139,298	$(955,040)	$1,094,338	(115)%
Borrowings of interim warehouse notes payable	145,043	140,341	4,702	3
Repayments of interim warehouse notes payable	(61,050)	(237,912)	176,862	(74)
Repayments of note payable	(166,223)	(1,104)	(165,119)	14,956
Borrowings of note payable	298,500	—	298,500	N/A
Secured borrowings	70,052	—	70,052	N/A
Repurchase of common stock	(68,832)	(34,899)	(33,933)	97
Cash dividends paid	(31,445)	—	(31,445)	N/A
Proceeds from issuance of common stock	8,949	3,013	5,936	197
Payment of contingent consideration	(5,150)	—	(5,150)	N/A
Debt issuance costs	(7,312)	(3,890)	(3,422)	88

The decrease of $166.3 million in the Total Cash balance from December 31, 2017 to December 31, 2018 is primarily the result of our investing and financing activities. Substantial increases in purchases of pledged AFS securities, the size and number of acquisitions, and investments in loans held for investment led to the significant amount of cash used in investing activity shown above. Additionally, we made significant cash outlays to repurchase common stock and pay cash dividends. Partially offsetting these cash outlays were substantial increases in net borrowings of note payable and secured borrowings and a decrease in cash repayments of interim warehouse notes payable.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operations year over year is primarily attributable to the net use of $0.1 billion for the funding of loan originations, net of sales of loans to third parties during 2018 compared to the net receipt of $0.9 billion during 2017. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $166.1 million during 2018 compared to $148.2 million during 2017. The significant components of the change included a $48.4 million increase in deferred tax expense (a non-cash adjustment) due to Tax Reform and a $21.5 million lower adjustment to net income for gains attributable to the fair value of future servicing rights, partially offset by a  $50.9 million decrease in net income before noncontrolling interests.

The reduction in cash provided by (used in) investing activities is primarily attributable to a change in the net payoff of (investment in) loans held for investment and an increase in the purchases of pledged AFS securities, partially offset by an increase in proceeds from the payoff of preferred equity investments. The net investment in loans held for investment during 2018 was $436.6 million compared to net payoff of loans held for investment of $155.4 million during 2017. Of the $436.6 million of the net investment in loans held for investment during 2018, $84.0 million was funded using interim warehouse borrowings (included in cash flows from financing activities), with the other $352.6 million funded using corporate cash. Of the $155.4 million of the net payoff of loans held for investment during 2017, $97.6 million was funded using interim warehouse borrowings, with the other $57.8 million funded using corporate cash. The increase in purchases of pledged AFS securities is due to a Company initiative to invest pledged collateral in AFS securities that began near the end of 2017. The decrease in cash paid for mortgage servicing rights was due to the substantially smaller size of the servicing portfolio purchased in 2018. The increase in cash used to fund preferred equity investments was principally due to a short-term preferred equity investment of $40.0 million in 2018, with no comparable transaction in 2017. The increase in the proceeds from the payoff of preferred equity investments was due to the repayment of the aforementioned $40.0 million short-term preferred equity investment and $41.8 million of preferred equity investments made over the past several years, as expected. Net cash paid for acquisitions increased due to an increase in the size and number of acquisitions year over year. The increase in the proceeds from the sale of equity-method investments was due to the sale of our small investment in a technology company, with no comparable activity in 2017.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the changes in net warehouse borrowings and the change in the repayments of interim warehouse borrowings period to period and an increase in borrowings of note payable, partially offset by increases in repayments of note payable, repurchases of common stock, and cash dividends paid. The change in net borrowings (repayments) of warehouse borrowings in 2018 was due to a smaller increase in the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities (as defined below) from December 31, 2017 to December 31, 2018 than from December 31, 2016 to December 31, 2017. During 2018, the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities increased $102.1 million from their December 31, 2017 balance compared to a decrease of $919.5 million during the same period in 2017. Substantially all of the loans held for sale at the end of each period were funded with warehouse borrowings, with some loans held for sale funded with corporate cash.

The significant change in net repayments of interim warehouse notes payable was principally due to the Company’s fully funding more loans in 2018 than in 2017. Most of this funding is expected to be short term. We typically fund a large portion of loans held for investment with interim warehouse borrowings. We refinanced our long-term debt during 2018, substantially increasing our long-term debt outstanding and leading to the increases in proceeds from note payable and repayment of note payable. The secured borrowings in 2018 were the result of a unique transaction in 2018, with no comparable activity in 2017. During the first quarter of 2018, we paid the first cash dividend in our history as a public company and have continued to pay cash dividends since. The increase in the repurchase of common stock was due to our using substantially all of the $50.0 million authorized repurchase capacity in 2018 compared to using much less of the repurchase capacity in 2017 under repurchase programs as more fully discussed below in the “Uses of Liquidity, Cash and Cash Equivalents” section.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following table presents a period-to-period comparison of the significant components of cash flows for the years ended December 31, 2017 and 2016.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2017 COMPARED TO 2016

	Year Ended December 31,		Dollar	Percentage
(dollars in thousands)	2017	2016	Change	Change
Net cash provided by (used in) operating activities	$1,067,642	$759,464	$308,178	41%
Net cash provided by (used in) investing activities	97,170	(66,761)	163,931	(246)
Net cash provided by (used in) financing activities	(1,089,491)	(693,622)	(395,869)	57
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period (“Total Cash”)	286,680	211,359	75,321	36

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$919,491	$656,650	$262,841	40%
Net cash provided by (used in) operating activities, excluding loan origination activity	148,151	102,814	45,337	44

Cash flows from investing activities
Purchases of pledged available-for-sale securities	$(6,966)	$—	$(6,966)	N/A %
Funding of preferred equity investments	(16,884)	(24,835)	7,951	(32)
Capital invested in Interim Program JV	(6,342)	—	(6,342)	N/A
Acquisitions, net of cash received	(15,000)	(6,350)	(8,650)	136
Purchase of mortgage servicing rights	(7,781)	(43,097)	35,316	(82)

Originations of loans held for investment	(183,916)	(414,763)	230,847	(56)
Total principal collected on loans held for investment	339,266	425,820	(86,554)	(20)
Net payoff of (investment in) loans held for investment	$155,350	$11,057	$144,293	1,305%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(955,040)	$(649,845)	$(305,195)	47%
Borrowings of interim warehouse notes payable	140,341	325,828	(185,487)	(57)
Repayments of interim warehouse notes payable	(237,912)	(355,738)	117,826	(33)
Repurchase of common stock	(34,899)	$(12,893)	(22,006)	171

The increase of $75.3 million in the Total Cash balance from December 31, 2016 to December 31, 2017 is primarily the result of cash earnings of $148.6 million and the return of cash invested in loans held for investment totaling $57.8 million as a result of the formation of the Interim Program JV in the third quarter of 2017. These increases were partially offset by (i) $58.2 million of investments for acquisitions, purchases of pledged AFS securities, funding of preferred equity investments, the purchase of a servicing portfolio, capital expenditures, and capital invested in the Interim Program JV, and (ii) $34.9 million of cash used to repurchase shares of our own stock.

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations year over year is primarily attributable to the net receipt of $0.9 billion for the funding of loan originations, net of sales of loans to third parties during 2017 compared to the net receipt of $0.7 billion during 2016. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $148.2 million during 2017 compared to $102.8 million during 2016. The significant components of the change included a $97.5 million increase in net income before noncontrolling interests and an increase of $19.8 million in the adjustment to net income for amortization and depreciation, partially offset by a $68.6 million decrease in deferred tax expense (a non-cash adjustment) due to Tax Reform. For 2016, deferred tax expense was $37.6 million compared to a benefit of $31.0 million for 2017.

The increase in cash provided by (used in) investing activities is primarily attributable to an increase in the net payoff of loans held for investment and decreases in cash used for the purchase of mortgage servicing rights and to fund preferred equity investments, partially offset by increases in net cash used for acquisitions and cash used to invest in the Interim Program JV. The net payoff of loans held for investment during 2017 was $155.4 million compared to net payoff of loans held for investment of $11.1 million during 2016. Of the $155.4 million of the net payoff of loans held for investment during 2017, $97.6 million was funded using interim warehouse borrowings (included in cash flows from financing activities), with the other $57.8 million funded using corporate cash. Of the $11.1 million of the net payoff of loans held for investment during 2016, $29.9 million was funded using interim warehouse borrowings, requiring an additional $18.8 million of corporate cash. The increase in purchases of pledged AFS securities is due to a Company initiative to invest pledged collateral in AFS securities that began near the end of 2017. The decrease in cash paid for mortgage servicing rights was due to the substantially smaller size of the servicing portfolio purchased in 2017. The decrease in cash used to fund preferred equity investments was due to the committed funding amount nearing its cap in 2017. Net cash paid for acquisitions increased due to an increase in the size of acquisitions year over year. Cash paid to invest in the Interim Program JV increased as the Interim Program JV began operations in the third quarter of 2017.

The substantial change in cash provided by (used in) financing activities was primarily attributable to the significant change in net warehouse borrowings period to period and increases in net repayments of interim warehouse notes payable and cash used to repurchase and retire shares of our common stock. The change in net borrowings (repayments) of warehouse borrowings during 2017 was due to a large increase in the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities (as defined below) from December 31, 2016 to December 31, 2017. During 2017, the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities decreased $919.5 million from their December 31, 2016 balance compared to a decrease of $627.0 million during the same period in 2016. The change in net borrowings of interim warehouse notes payable was principally due to a decrease in originations of loans held for investment and an increase in payoffs of loans held for investment year over year. Both the decrease in originations and increase in payoffs of loans held for investment were due to the formation of the Interim Program JV in the third quarter of 2017.  The increase in share repurchase activity was principally related to an increase in the repurchase of shares to settle employee tax obligations for restricted and performance-based share awards along with a substantial increase in the fair value of the Company’s stock, which increased the taxable compensation to employees upon vesting. No performance-based awards vested during 2016 compared to 0.6 million shares during 2017. Additionally, we repurchased 0.3 million shares of our own stock under a repurchase program.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2018. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of December 31, 2018, the net worth requirement was $174.0 million, and our net worth was $532.7 million, as measured at our wholly owned operating subsidiary,

Walker & Dunlop, LLC. As of December 31, 2018, we were required to maintain at least $34.3 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2018, we had operational liquidity of $123.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of December 31, 2017, we had preferred equity investments with one borrower totaling $41.7 million, all of which were repaid during the year ended December 31, 2018.

Prior to 2018, we retained all earnings for the operation and expansion of our business and therefore did not pay cash dividends on our common stock. However, we paid a cash dividend of $0.25 per share each quarter of 2018. In February 2019, the Company’s Board of Directors declared a dividend of $0.30 per share for the first quarter of 2019. The dividend will be paid March 7, 2019 to all holders of record of our restricted and unrestricted common stock and restricted and deferred stock units as of February 26, 2019. We expect to continue to make regular quarterly dividend payments for the foreseeable future.

Over the past three years, we have returned $115.3 million to investors in the form of the repurchase of 2.0 million shares of our common stock under share repurchase programs for a cost of $83.9 million and cash dividend payments of $31.4 million. Additionally, we have invested $142.6 million in acquisitions and the purchase of MSRs and funded $82.8 million of preferred equity investments. On occasion, we may use cash to fully fund loans held for investment or loans held for sale instead of using our warehouse line. As of December 31, 2018, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $248.7 million. We continually seek opportunities to execute additional acquisitions and purchases of MSRs and complete such acquisitions if we believe the economics are favorable. In February 2018, our Board of Directors approved a new stock repurchase program that permitted the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 9, 2018. We repurchased 1.0 million shares under the 2018 repurchase program for an aggregate cost of $47.4 million. In February 2019, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2019.

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

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirements for Tier 3 and Tier 4 loans is substantially less. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of December 31, 2018, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $106.9 million. Additionally, the majority of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2018 collateral requirements as outlined above. As of December 31, 2018, reserve requirements for the December 31, 2018 DUS loan portfolio will require us to fund $59.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2018.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of December 31, 2018.

	December 31, 2018
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$200,000	$625,000	$57,572	30-day LIBOR plus 1.20%
Agency Warehouse Facility #2	500,000	300,000	800,000	62,830	30-day LIBOR plus 1.20%
Agency Warehouse Facility #3	500,000	265,000	765,000	451,549	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	350,000	225,538	30-day LIBOR plus 1.20%
Agency Warehouse Facility #5	30,000	—	30,000	12,484	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	100,000	350,000	66,579	30-day LIBOR plus 1.20%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	156,700	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,055,000	$2,365,000	$4,420,000	$1,033,252

Interim Warehouse Facility #1	$85,000	$—	$85,000	$68,390	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	37,899	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	75,000	23,250	30-day LIBOR plus 1.90% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$260,000	$129,539
Total warehouse facilities	$2,315,000	$2,365,000	$4,680,000	$1,162,791

Agency Warehouse Facilities

To provide financing to borrowers under the Agencies’ programs, we have seven warehouse credit facilities that we use to fund substantially all of our loan originations. As of December 31, 2018, we had six warehouse lines of credit in the aggregate amount of $2.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Consistent with industry practice, five of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every 18 months, and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

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

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 28, 2019. The agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 120 basis points. In addition to the committed borrowing capacity, the agreement provides $200.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. The agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

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

The agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. During the fourth quarter of 2018, we executed the first amendment to the Amended and Restated Warehousing Credit and Security Agreement that extended the maturity date to October 28, 2019, lowered the interest rate to 30-day LIBOR plus 120 basis points, and reduced the uncommitted borrowing capacity from $300.0 million to $200.0 million. No other material modifications were made to the agreement during 2018.

Agency Warehouse Facility #2:

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 9, 2019. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 120 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the third quarter of 2018, we executed the second amendment to the Second Amended and Restated Warehousing Credit and Security Agreement that extended the maturity date to September 9, 2019 and lowered the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications were made to the agreement in 2018.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

We have a $500.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2019. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 125 basis points. During the second quarter of 2018, we executed the ninth amendment to the warehouse agreement that extended the maturity date to April 30, 2019, increased the permanent committed borrowing capacity to $500.0 million, and established additional uncommitted borrowing capacity of $265.0 million. The uncommitted borrowing capacity expired on January 30, 2019. No other material modifications were made to the agreement during 2018.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

We have a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 5, 2019. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 120 basis points.  During the fourth quarter of 2018, we executed the fifth amendment to the warehouse agreement that extended the maturity date to October 5, 2019 and reduced the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications were made to the agreement during 2018.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

We have a $30.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on July 12, 2019. The committed warehouse facility provides the Company with the ability to fund defaulted HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. During the first quarter of 2018, we executed the first amendment to the warehouse credit and security agreement that extended the maturity date to July 12, 2019. The amendment also provides us with the unilateral option to extend the agreement for one additional year. No other material modifications were made to the agreement during 2018.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #5.

Agency Warehouse Facility #6

During the first quarter of 2018, we executed a warehousing and security agreement with a national bank to establish Agency Warehouse Facility #6. The warehouse facility has a committed $250.0 million maximum borrowing amount and is scheduled to mature on January 31, 2020.  We can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 120 basis points. The agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the fourth quarter of 2018, we executed the first amendment to the warehouse and security agreement that reduced the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications were made to the agreement during 2018. During the first quarter of 2019, we executed the second amendment to the warehouse and security agreement that extended the maturity date to January 31, 2020.

The negative and financial covenants of the warehouse agreement substantially conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Uncommitted Agency Warehouse Facility:

We have a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR plus 115 basis points, with a minimum 30-day LIBOR rate of 35 basis points. There is no expiration date for this facility. No changes were made to the uncommitted facility during 2018. The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $260.0 million as of December 31, 2018 (“Interim Warehouse Facilities”). Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $85.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2019. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2018, we executed the eighth amendment to the credit and security agreement that extended the maturity date to April 30, 2019. No other material modifications were made to the agreement during 2018. During the first quarter of 2019, we executed the ninth amendment to the credit and security agreement that increased the maximum borrowing capacity to $135.0 million.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Interim Warehouse Facility #2:

We have a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2019.  The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at 30-day LIBOR plus 200 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications were made to the agreement during 2018.

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

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 18, 2019. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility.  Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 1.90% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2018, we executed the third amendment to the repurchase agreement that extended the maturity date to May 18, 2019 and lowered the minimum interest rate from 30-day LIBOR plus 200 basis points to 30-day LIBOR plus 190 basis points. No other material modifications were made to the agreement during 2018.

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

During the first quarter of 2019, we executed a warehousing and security agreement to establish an additional interim warehouse facility. The warehouse facility has a committed $100.0 million maximum borrowing amount and is scheduled to mature on April 30, 2019. We can fund certain interim loans to a specific large institutional borrower, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 175 basis points.

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of December 31, 2018, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Debt Obligations

On November 7, 2018, we entered into a senior secured credit agreement (the “Credit Agreement”) that amended and restated our prior credit agreement and provided for a $300.0 million term loan (the “Term Loan”). The Term Loan was issued at a 0.5% discount, has a stated maturity date of November 7, 2025, and bears interest at 30-day LIBOR plus 225 basis points. At any time, we may also elect to request one or more incremental term loan commitments not to exceed $150.0 million, provided that the total indebtedness would not cause the leverage ratio (as defined in the Credit Agreement) to exceed 2.00 to 1.00.

We are obligated to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments equal to $0.8 million on the last business day of each of March, June, September, and December commencing on March 31, 2019. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the term loan is required to be paid in full on November 7, 2025 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the term loan on such date (together with all accrued interest thereon).

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Credit Agreement are met.

The Credit Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Loan Parties to incur indebtedness, to create liens on their property, to make investments, to merge, consolidate or enter into any similar combination, or enter into any asset disposition of all or substantially all assets, or liquidate, wind-up or dissolve, to make asset dispositions, to declare or pay dividends or make related distributions, to enter into certain transactions with affiliates, to enter into any negative pledges or other restrictive agreements, to engage in any business other than the business of the Loan Parties as of the date of the Credit Agreement and business activities reasonably related or ancillary thereto, to amend certain material contracts, or to enter into any sale leaseback arrangements. The Credit Agreement contains only one financial covenant, which requires the Company not to permit its asset coverage ratio (as defined in the Credit Agreement) to be less than 1.50 to 1.00.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, certain ERISA events and judgments.

As of December 31, 2018, the outstanding principal balance of the note payable was $300.0 million.

The note payable and the warehouse facilities are senior obligations of the Company. As of December 31, 2018, we were in compliance with all covenants related to the Term Loan Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of December 31,
(dollars in thousands)	2018	2017	2016
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$28,807,241	$24,173,829	$20,669,404
Fannie Mae Modified Risk	7,112,702	7,491,822	6,396,812
Freddie Mac Modified Risk	52,959	53,207	53,368
Total risk-sharing servicing portfolio	$35,972,902	$31,718,858	$27,119,584

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$63,235	$409,966	$661,948
Freddie Mac No Risk	30,297,765	26,729,374	20,635,042
GNMA - HUD No Risk	9,944,222	9,640,312	9,155,794
Brokered	9,127,640	5,744,518	5,286,473
Total non-risk-sharing servicing portfolio	$49,432,862	$42,524,170	$35,739,257
Total loans serviced for others	$85,405,764	$74,243,028	$62,858,841
Interim loans (full risk) servicing portfolio	283,498	66,963	222,313
Total servicing portfolio unpaid principal balance	$85,689,262	$74,309,991	$63,081,154

Interim Program JV Managed Loans (1)	404,670	182,175	—

At risk servicing portfolio (2)	$32,533,838	$28,058,967	$24,072,347
Maximum exposure to at risk portfolio (3)	6,666,082	5,680,798	4,921,802
Defaulted loans	11,103	5,962	—
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	11,103	5,962	—

Defaulted loans as a percentage of the at risk portfolio	0.03%	0.02%	0.00%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.01	0.01	0.02
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	41.63	63.45	N/A
Allowance for risk-sharing as a percentage of maximum exposure	0.07	0.07	0.07
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.77	0.79	0.73

(1)

As of December 31, 2018, this balance consists of $70.1 million of loans serviced directly for the Interim Program JV partner and $334.6 million of Interim Program JV managed loans. As of December 31, 2017, the entire balance consists of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.

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

During the second quarter of 2018, Fannie Mae increased our risk-sharing cap from $60.0 million to $200.0 million. Accordingly, our maximum loss exposure on any one loan is $40.0 million (such exposure would occur if the underlying collateral is determined to be completely without value at the time of loss). We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fairly compensated for the risks of the transaction.

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

As of December 31, 2018 and 2017, $11.1 million and $6.0 million of our at risk balances were more than 60 days delinquent, respectively. For the years ended December 31, 2018,  2017, and 2016, our provisions for risk-sharing obligations were a provision of $0.7 million, a provision of $0.1 million, and a net benefit of $0.1 million, respectively. The net benefit for the year ended December 31, 2016 was the result of a $0.8 million aggregate recovery related to the losses on two loans previously settled with Fannie Mae.

As of December 31, 2018 and 2017, our allowance for risk-sharing obligations was $4.6 million and $3.8 million, respectively, or one basis point and one basis point of the at risk balance, respectively. As there were only two defaulted loans in the at risk servicing portfolio as of December 31, 2018, the Allowance for risk-sharing obligations as of December 31, 2018 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of December 31, 2018. During the first quarter of 2019, one of the defaulted loans paid off in full with no loss to us.

Similarly, as there was only one defaulted loan in the at risk servicing portfolio as of December 31, 2017, the Allowance for risk-sharing obligations as of December 31, 2017 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of December 31, 2017.

For the ten-year period from January 1, 2009 through December 31, 2018, we recognized net write-offs of risk-sharing obligations of $24.1 million, or an average of two basis points annually of the average at risk Fannie Mae portfolio balance.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. We believe our recurring cash flows from operations and proceeds from loan sales and loan payoffs will provide sufficient cash flows to cover the scheduled payments over the near term related to our contractual obligations outstanding as of December 31, 2018.

Contractual payments due under warehouse facility obligations, long-term debt, and other obligations at December 31, 2018 are as follows:

			Due after 1	Due after 3
		Due in 1 Year	Year through 3	Years through	Due after 5
(in thousands)	Total	or Less	Years	5 Years	Years
Long-term debt (1)	$394,313	$17,189	$33,930	$33,360	$309,834
Warehouse facilities (2)	1,173,805	1,167,242	6,563	—	—
Operating leases	34,967	7,700	15,239	11,938	90
Purchase obligations	29,004	19,274	6,416	3,056	258
Total	$1,632,089	$1,211,405	$62,148	$48,354	$310,182

(1)	Interest for long-term debt is based on a variable rate. Such interest is included here and based on the effective interest rate for long-term debt as of December 31, 2018.
(2)

To be repaid from proceeds from loan sales for facilities relating to loans held for sale and from proceeds from payoffs for facilities relating to loans held for investment under the Interim Program. Includes interest at the effective interest rate for warehouse borrowings as of December 31, 2018.

New/Recent Accounting Pronouncements

NOTE 2 of the financial statements in Item 15 of Part IV in this Annual Report on Form 10-K contains a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. Although we do not believe any of the accounting pronouncements listed there will have a significant impact on our business activities or compliance with our debt covenants, we are still in the process of determining the impact some of the new pronouncements may have on our future financial results and operating activities.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2018 and 2017 was 250 basis points and 156 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of December 31,
Change in annual escrow earnings due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$23,275	$19,527
100 basis point decrease in 30-day LIBOR	(23,275)	(19,527)

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

	As of December 31,
Change in annual net warehouse interest income due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$(14,729)	$(17,491)
100 basis point decrease in 30-day LIBOR	14,729	17,491

All of our corporate debt is based on 30-day LIBOR. Our corporate debt as of December 31, 2017 had a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of December 31,
Change in annual earnings due to (in thousands):	2018	2017
100 basis point increase in 30-day LIBOR	$(3,000)	$(1,662)
100 basis point decrease in 30-day LIBOR (1)	3,000	931

(1)	The decrease in 2017 was 56 basis points due to the 30-day LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $26.9 million as of December 31, 2018 compared to $26.3 million as of December 31, 2017. Our Fannie Mae and Freddie Mac servicing engagements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of both December 31, 2018 and 2017, 87% of the servicing fees are protected from the risk of prepayment through make-whole requirements; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidated Balance Sheets

Consolidated Statements of Income and Comprehensive Income

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

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 8, 2018)
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
10.32†

Management Deferred Stock Unit Purchase Plan, as amended and restated effective May 1, 2017 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.33†

Management Deferred Stock Unit Purchase Matching Program, as amended and restated effective May 1, 2017 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.34†	Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended) (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.35†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.36†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.37	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)
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
10.53

Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 11, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.54

First Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 15, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017)

10.55

Second Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 10, 2018, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)

10.56

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.57

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.58

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.59

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.60

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.61

Amended and Restated Credit Agreement, dated as of November 7, 2018, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018)

10.62

Amended and Restated Guarantee and Collateral Agreement, dated as of November 7, 2018, among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2018)

21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2018
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	XBRL Instance Document
101.2*	XBRL Taxonomy Extension Schema Document
101.3*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4*	XBRL Taxonomy Extension Definition Linkbase Document
101.5*	XBRL Taxonomy Extension Label Linkbase Document
101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

†:Denotes a management contract or compensation plan, contract or arrangement.

*:Filed herewith.

**: Furnished herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer
Date:	March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	March 1, 2019
William M. Walker	Officer (Principal Executive Officer)

/s/ Alan J. Bowers	Director	March 1, 2019
Alan J. Bowers

/s/ Cynthia A. Hallenbeck	Director	March 1, 2019
Cynthia A. Hallenbeck

/s/ Michael D. Malone	Director	March 1, 2019
Michael D. Malone

/s/ John Rice	Director	March 1, 2019
John Rice

/s/ Dana L. Schmaltz	Director	March 1, 2019
Dana L. Schmaltz

/s/ Howard W. Smith, III	President and Director	March 1, 2019
Howard W. Smith, III

/s/ Michael J. Warren	Director	March 1, 2019
Michael J. Warren

/s/ Stephen P. Theobald	Executive Vice President and Chief Financial	March 1, 2019
Stephen P. Theobald	Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

McLean, Virginia
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Walker & Dunlop, Inc.’s, (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

McLean, Virginia

March 1, 2019

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
Assets	2018	2017
Cash and cash equivalents	$90,058	$191,218
Restricted cash	20,821	6,677
Pledged securities, at fair value	116,331	97,859
Loans held for sale, at fair value	1,074,348	951,829
Loans held for investment, net	497,291	66,510
Servicing fees and other receivables, net	50,419	41,693
Derivative assets	35,536	10,357
Mortgage servicing rights	670,146	634,756
Goodwill and other intangible assets	177,093	124,543
Other assets	50,014	82,985
Total assets	$2,782,057	$2,208,427

Liabilities
Accounts payable and other liabilities	$187,407	$130,479
Performance deposits from borrowers	20,335	6,461
Derivative liabilities	32,697	1,850
Guaranty obligation, net of accumulated amortization	46,870	41,187
Allowance for risk-sharing obligations	4,622	3,783
Deferred tax liabilities, net	125,542	108,059
Warehouse notes payable	1,161,382	937,769
Note payable	296,010	163,858
Total liabilities	$1,874,865	$1,393,446

Equity
Preferred shares, 50,000 authorized; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,497 shares at December 31, 2018 and 30,016 shares at December 31, 2017.	295	300
Additional paid-in capital ("APIC")	235,152	229,080
Accumulated other comprehensive income (loss) ("AOCI")	(75)	93
Retained earnings	666,752	579,943
Total stockholders’ equity	$902,124	$809,416
Noncontrolling interests	5,068	5,565
Total equity	$907,192	$814,981
Commitments and contingencies (NOTES 2 and 10)	—	—
Total liabilities and equity	$2,782,057	$2,208,427

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	2018	2017	2016
Revenues
Gains from mortgage banking activities	$407,082	$439,370	$367,185
Servicing fees	200,230	176,352	140,924
Net warehouse interest income, loans held for sale	5,993	15,077	16,245
Net warehouse interest income, loans held for investment	8,038	9,390	7,482
Escrow earnings and other interest income	42,985	20,396	9,168
Other	60,918	51,272	34,272
Total revenues	$725,246	$711,857	$575,276

Expenses
Personnel	$297,303	$289,277	$227,491
Amortization and depreciation	142,134	131,246	111,427
Provision (benefit) for credit losses	808	(243)	(612)
Interest expense on corporate debt	10,130	9,745	9,851
Other operating expenses	62,021	48,171	41,338
Total expenses	$512,396	$478,196	$389,495
Income from operations	$212,850	$233,661	$185,781
Income tax expense	51,908	21,827	71,470
Net income before noncontrolling interests	$160,942	$211,834	$114,311
Less: net income (loss) from noncontrolling interests	(497)	707	414
Walker & Dunlop net income	$161,439	$211,127	$113,897
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	(168)	(14)	(84)
Walker & Dunlop comprehensive income	$161,271	$211,113	$113,813

Basic earnings per share (NOTE 12)	$5.15	$6.72	$3.66
Diluted earnings per share (NOTE 12)	$4.96	$6.47	$3.57
Cash dividends declared per common share	$1.00	$—	$—

Basic weighted average shares outstanding	30,202	30,176	29,768
Diluted weighted average shares outstanding	31,384	31,386	30,537

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2015	29,466	$295	$215,384	$191	$272,030	$4,449	$492,349
Cumulative effect from change in accounting for stock compensation	—	—	135	—	(120)	—	15
Walker & Dunlop net income	—	—	—	—	113,897	—	113,897
Net income from noncontrolling interests	—	—	—	—	—	414	414
Other comprehensive income (loss), net of tax	—	—	—	(84)	—	—	(84)
Stock-based compensation - equity classified	—	—	17,616	—	—	—	17,616
Issuance of common stock in connection with equity compensation plans	645	6	3,759	—	—	—	3,765
Repurchase and retirement of common stock (NOTE 12)	(560)	(5)	(8,112)	—	(4,776)	—	(12,893)
Other	—	—	—	—	—	(5)	(5)
Balance at December 31, 2016	29,551	$296	$228,782	$107	$381,031	$4,858	$615,074
Walker & Dunlop net income	—	—	—	—	211,127	—	211,127
Net income from noncontrolling interests	—	—	—	—	—	707	707
Other comprehensive income (loss), net of tax	—	—	—	(14)	—	—	(14)
Stock-based compensation - equity classified	—	—	19,973	—	—	—	19,973
Issuance of common stock in connection with equity compensation plans	1,272	12	3,001	—	—	—	3,013
Repurchase and retirement of common stock (NOTE 12)	(807)	(8)	(22,676)	—	(12,215)	—	(34,899)
Balance at December 31, 2017	30,016	$300	$229,080	$93	$579,943	$5,565	$814,981
Walker & Dunlop net income	—	—	—	—	161,439	—	161,439
Net income (loss) from noncontrolling interests	—	—	—	—	—	(497)	(497)
Other comprehensive income (loss), net of tax	—	—	—	(168)	—	—	(168)
Stock-based compensation - equity classified	—	—	22,765	—	—	—	22,765
Issuance of common stock in connection with equity compensation plans	958	10	8,939	—	—	—	8,949
Repurchase and retirement of common stock (NOTE 12)	(1,477)	(15)	(25,632)	—	(43,185)	—	(68,832)
Cash dividends paid	—	—	—	—	(31,445)	—	(31,445)
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income before noncontrolling interests	$160,942	$211,834	$114,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(172,401)	(193,886)	(192,825)
Change in the fair value of premiums and origination fees (NOTE 2)	(5,037)	5,781	(10,796)
Amortization and depreciation	142,134	131,246	111,427
Stock compensation-equity and liability classified	23,959	21,134	18,477
Provision (benefit) for credit losses	808	(243)	(612)
Deferred tax expense (benefit)	17,483	(30,961)	37,595
Originations of loans held for sale	(15,153,003)	(17,018,424)	(12,040,559)
Sales of loans to third parties	15,050,932	17,937,915	12,697,209
Amortization of deferred loan fees and costs	(1,742)	(2,298)	(1,578)
Amortization of debt issuance costs and debt discount	7,509	4,886	5,581
Origination fees received from loans held for investment	3,968	1,109	2,104
Cash paid to settle risk-sharing obligations	—	—	(1,613)
Changes in:
Servicing fees and other receivables	(4,532)	(12,234)	(5,744)
Other assets	(6,861)	(7,064)	(916)
Accounts payable and other liabilities	(13,957)	22,866	22,035
Performance deposits from borrowers	13,874	(4,019)	5,368
Net cash provided by (used in) operating activities	$64,076	$1,067,642	$759,464

Cash flows from investing activities
Capital expenditures	$(4,722)	$(5,207)	$(2,478)
Proceeds from the sale of equity-method investments	4,993	—	—
Purchases of pledged available-for-sale securities	(98,442)	(6,966)	—
Funding of preferred equity investments	(41,100)	(16,884)	(24,835)
Repayments of preferred equity investments	82,819	—	—
Capital invested in the Interim Program JV, net	(4,137)	(6,342)	—
Net cash paid to increase ownership interest in a previously held equity-method investment	—	—	(1,058)
Acquisitions, net of cash received	(53,249)	(15,000)	(6,350)
Purchase of mortgage servicing rights	(1,814)	(7,781)	(43,097)
Originations of loans held for investment	(597,889)	(183,916)	(414,763)
Principal collected on loans held for investment upon payoff	161,303	219,516	425,820
Sales of loans held for investment	—	119,750	—
Net cash provided by (used in) investing activities	$(552,238)	$97,170	$(66,761)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$139,298	$(955,040)	$(649,845)
Borrowings of interim warehouse notes payable	145,043	140,341	325,828
Repayments of interim warehouse notes payable	(61,050)	(237,912)	(355,738)
Repayments of note payable	(166,223)	(1,104)	(1,104)
Borrowings of note payable	298,500	—	—

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

Secured borrowings	70,052	—	—
Proceeds from issuance of common stock	8,949	3,013	3,765
Repurchase of common stock	(68,832)	(34,899)	(12,893)
Cash dividends paid	(31,445)	—	—
Payment of contingent consideration	(5,150)	—	—
Debt issuance costs	(7,312)	(3,890)	(3,630)
Distributions to noncontrolling interest holders	—	—	(5)
Net cash provided by (used in) financing activities	$321,830	$(1,089,491)	$(693,622)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(166,332)	$75,321	$(919)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	286,680	211,359	212,278
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$120,348	$286,680	$211,359

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$56,430	$56,267	$39,311
Cash paid for income taxes	45,728	45,524	34,432

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

The Company also offers a proprietary loan program offering interim loans (the “Interim Program”). During the second quarter of 2017, the Company formed a joint venture with an affiliate of Blackstone Mortgage Trust, Inc. to originate, hold, and finance loans that meet the criteria of the Interim Program (the “Interim Program JV”). The Interim Program JV assumes full risk of loss while the loans it originates are outstanding. The Company holds a 15% ownership interest in the Interim Program JV and is responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. Substantially all loans satisfying the criteria for the Interim Program are originated by the Interim Program JV; however, the Company opportunistically originates loans held for investment through the Interim Program.

During the second quarter of 2018, the Company acquired 100% of the equity interests of JCR Capital Investment Corporation (“JCR”), the operator of a private commercial real estate investment adviser. JCR, a wholly owned subsidiary, is engaged in the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The operating results of JCR were immaterial for the year ended December 31, 2018.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2018. There have been no material events that would require recognition in the consolidated financial statements. The Company has made certain disclosures in the notes to the consolidated financial statements of events that have occurred subsequent to December 31, 2018. No other material subsequent events have occurred that would require disclosure.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Gains from Mortgage Banking Activities and Mortgage Servicing Rights—Gains from mortgage banking activities income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any guaranty obligations retained. For loans the Company brokers, gains from mortgage banking activities are recognized when the loan is closed and represent the origination fee earned by the Company. The co-broker fees for the years ended December 31, 2018, 2017, and 2016 are disclosed in NOTE 3.

Transfers of financial assets are reported as sales when (a) the transferor surrenders control over those assets, (b) the transferred financial assets have been legally isolated from the Company’s creditors, (c) the transferred assets can be pledged or exchanged by the transferee, and (d) consideration other than beneficial interests in the transferred assets is received in exchange. The transferor is considered to have surrendered control over transferred assets if, and only if, certain conditions are met. The Company determined that all loans sold during the periods presented met these specific conditions and accounted for all transfers of loans held for sale as completed sales.

When a loan is sold, the Company retains the right to service the loan and initially recognizes an individual mortgage servicing right (“MSR”) for the loan sold at fair value. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with servicing the loans, net of the expected net cash flows associated with any guaranty obligations. The following describes the principal assumptions used in estimating the fair value of capitalized MSRs:

Discount rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were 10% to 15% for each of the periods presented and varied based on loan type.

Estimated Life—The estimated life of the MSRs is derived based upon the stated term of the prepayment protection provisions of the underlying loan and may be reduced by 6 to 12 months based upon the expiration or reduction of the prepayment and/or lockout provisions prior to that stated maturity date. The Company’s model for originated MSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. The Company’s historical experience is that the prepayment provisions typically do not provide a significant deterrent to a borrower’s paying off the loan within 6 to 12 months of the expiration of the prepayment provisions.

Escrow Earnings—The estimated earnings rate on escrow accounts associated with the servicing of the loans for the life of the MSR is added to the estimated future cash flows.

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

Subsequent to the initial measurement date, MSRs are amortized using the interest method over the period that servicing income is expected to be received and presented as a component of Amortization and depreciation in the Consolidated Statements of Income. For MSRs recognized at loan sale, the individual loan-level MSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. The Company evaluates MSRs for impairment quarterly. The Company tests for impairment on purchased stand-alone servicing portfolios separately from the Company’s other MSRs. The MSRs from both stand-alone portfolio purchases and from loan sales are

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

tested for impairment at the portfolio level. The Company engages a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

The fair value of MSRs acquired through a stand-alone servicing portfolio purchase is equal to the purchase price paid. For purchased stand-alone servicing portfolios, the Company records a portfolio-level MSR asset and determines the estimated life of the portfolio based on the prepayment characteristics of the portfolio. The Company subsequently amortizes such MSRs and tests for impairment quarterly as discussed in more detail above.

For MSRs related to purchased stand-alone servicing portfolios, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual MSRs do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, the Company prospectively adjusts the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. The Company has not made any adjustments to the estimated life of any purchased stand-alone servicing portfolios.

Guaranty Obligation and Allowance for Risk-sharing Obligations—When a loan is sold under the Fannie Mae Delegated Underwriting and ServicingTM (“DUS”) program, the Company undertakes an obligation to partially guarantee the performance of the loan. Upon loan sale, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized and presented as Guaranty obligation, net of accumulated amortization on the Consolidated Balance Sheets. The recognized guaranty obligation is the greater of the fair value of the Company’s obligation to stand ready to perform over the term of the guaranty (the noncontingent guaranty) and the fair value of the Company’s obligation to make future payments should those triggering events or conditions occur (contingent guaranty).

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

The Company monitors the performance of each risk-sharing loan for events or conditions which may signal a potential default. The Company’s process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable (as the loan is probable of foreclosure or in foreclosure), the Company records a liability for the estimated allowance for risk-sharing (a “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Consolidated Statements of Income, along with a write-off of the associated loan-specific MSR.

The amount of the allowance considers the Company’s assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan. The Company regularly monitors the specific reserves on all applicable loans and updates loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements.

In addition to the specific reserves discussed above, the Company also records an allowance for risk-sharing obligations related to risk-sharing loans on its watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on the Company’s watch list, the Company continues to carry a guaranty obligation. The Company calculates the general reserves based on a migration analysis of the loans on its historical watch lists, adjusted for qualitative factors. When the Company places a risk-sharing loan on its watch list, the Company transfers the remaining unamortized balance of the guaranty obligation to the general reserves. The Company recognizes a provision for risk-sharing obligations to the extent the calculated general reserve exceeds the remaining unamortized guaranty obligation. If a risk-sharing loan is subsequently removed from the watch list due to improved financial performance or other factors, the Company transfers the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortizes the remaining unamortized balance evenly over the remaining estimated life.

For each loan for which it has a risk-sharing obligation, the Company records one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which the Company has a risk-sharing obligation. The total of the specific reserves and general reserves is presented as Allowance for risk-sharing obligations in the Consolidated Balance Sheets.

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

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $77.8 million is presented as a component of Loans held for investment, net in the Consolidated Balance Sheets as of December 31, 2018, and the secured borrowing of $70.1 million is included within Accounts payable and other liabilities in the Consolidated Balance Sheets as of December 31, 2018. The Company does not have credit risk related to the $70.1 million of loans that were transferred.

During the fourth quarter of 2018, the Company completed a $150.0 million participation in a subordinated note with a large institutional investor in multifamily loans. The participation was fully funded with corporate cash. The note is collateralized, in part, by a portfolio of multifamily loans, has a term of one year, and has scheduled principal curtailments prior to maturity. As compensation for completing the participation, the Company received cash proceeds of $1.6 million and MSRs with an estimated fair value of $3.5 million. The $5.1 million aggregate origination fees, net of amortization and costs, are presented as a component of the December 31, 2018 balance of unamortized fees and costs, and the $150.0 million of unpaid principal balance is presented as a component of the December 31, 2018 loans held for investment.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018, Loans held for investment, net consisted of 14 loans with an aggregate $503.5 million of unpaid principal balance less $6.0 million of net unamortized deferred fees and costs and $0.2 million of allowance for loan losses. As of December 31, 2017, Loans held for investment, net consisted of five loans with an aggregate $67.0 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $0.1 million of allowance for loan losses.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The collective allowance is based on recent historical loss probability and historical loss rates incurred in our risk-sharing portfolio, adjusted as needed for current market conditions. The Company uses the loss experience from its risk-sharing portfolio as a proxy for losses incurred in its loans held for investment portfolio since (i) the Company has not experienced any actual losses related to its loans held for investment to date and (ii) the loans in the loans-held-for-investment portfolio have similar characteristics to loans held in the risk-sharing portfolio. The allowance for loan losses recorded as of December 31, 2018 and December 31, 2017 is based on the Company’s collective assessment of the portfolio.

None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2018 or December 31, 2017. Additionally, the Company has not experienced any delinquencies related to these loans or charged off any loan held for investment since the inception of the Interim Program in 2012.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Consolidated Statements of Income. Provision (benefit) for credit losses consisted of the following activity for the years ended December 31, 2018, 2017, and 2016:

Components of Provision for Credit Losses (in thousands)	2018	2017	2016
Provision (benefit) for loan losses	$128	$(294)	$(467)
Provision (benefit) for risk-sharing obligations	680	51	(145)
Provision (benefit) for credit losses	$808	$(243)	$(612)

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

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. The Company performs its impairment testing annually as of October 1. The annual impairment analysis begins by comparing the Company’s market capitalization to its net assets. If the market capitalization exceeds the net asset value, further analysis is not required, and goodwill is not considered impaired. As of the date of our latest annual impairment test, October 1, 2018, the Company’s market capitalization exceeded its net asset value by $739.3 million, or 82.0%. As of December 31, 2018, there have been no events subsequent to that analysis that are indicative of an impairment loss.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative Assets and Liabilities—Certain loan commitments and forward sales commitments meet the definition of a derivative and are recorded at fair value in the Consolidated Balance Sheets. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees, (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the risk-sharing obligation, and (iii) the effects of interest rate movements between the trade date and balance sheet date. The estimated fair value of forward sale commitments includes the effects of interest rate movements between the trade date and balance sheet date. Adjustments to the fair value are reflected as a component of income within Gains on mortgage banking in the Consolidated Statements of Income.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company elects to measure all originated loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status at December 31, 2018 and 2017.

Share-Based Payment—The Company recognizes compensation costs for all share-based payment awards made to employees and directors, including restricted stock, restricted stock units, and employee stock options based on the grant date fair value. Restricted stock awards are granted without cost to the Company’s officers, employees, and non-employee directors, for which the fair value of the award is calculated as the fair value of the Company’s common stock on the date of grant.

Stock option awards are granted to executive officers, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and are granted with a ten-year exercise period, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option life, the estimated dividend yield, a “risk-free” interest rate, and the expected volatility. For the 2016 and 2017 option awards, the Company used the simplified method to estimate the expected term of the options as the Company did not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term. The Company has historically used an estimated dividend yield of zero as the Company’s stock options are not dividend eligible and at the time of grant there was no expectation that the Company would pay a dividend. For the “risk-free” rate, the Company uses a U.S. Treasury Note due in a number of years equal to the option’s expected term. For the 2016 and 2017 option awards, the expected volatility was calculated based on the Company’s historical common stock volatility. The Company issues new shares from the pool of authorized but not yet issued shares when an employee exercises stock options. The Company did not grant any stock option awards in 2018.

Generally, the Company’s stock option and restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment. Restricted stock awards for non-employee directors fully vest after one year. Some of the Company’s restricted stock awards vest over a period of five years.

With the exception of 2015, the Company offered a performance share plan (“PSP”) for the Company’s executives and certain other members of senior management for each of the years from 2014 to 2018. The performance period for each PSP is three full calendar years beginning on January 1 of the grant year. Participants in the PSP receive restricted stock units (“RSUs”) on the grant date for the PSP in an amount equal to achievement of all performance targets at a maximum level. If the performance targets are met at the end of the performance period and the participant remains employed by the Company, the participant fully vests in the RSUs, which immediately convert to unrestricted shares of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

common stock. If the performance targets are not met at the maximum level, the participant forfeits a portion of the RSUs. If the participant is no longer employed by the Company, the participant forfeits all of the RSUs. The performance targets for the 2016, 2017, and 2018 PSPs are based on meeting diluted earnings per share, return on equity, and total revenues goals. The Company records compensation expense for the PSP based on the grant-date fair value in an amount proportionate to the service time rendered by the participant when it is probable that the achievement of the goals will be met.

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

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. For the periods presented in the Consolidated Balance Sheets, all loans that were held for sale were financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Generally, a portion of loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the years ended December 31, 2018 and 2017, and 2016 are the following components:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Warehouse interest income - loans held for sale	$55,609	$61,298	$47,523
Warehouse interest expense - loans held for sale	(49,616)	(46,221)	(31,278)
Net warehouse interest income - loans held for sale	$5,993	$15,077	$16,245

Warehouse interest income - loans held for investment	$11,197	$15,218	$12,808
Warehouse interest expense - loans held for investment	(3,159)	(5,828)	(5,326)
Warehouse interest income - secured borrowings	1,852	—	—
Warehouse interest expense - secured borrowings	(1,852)	—	—
Net warehouse interest income - loans held for investment	$8,038	$9,390	$7,482

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For presentation in the Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 10) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Consolidated Statements of Cash Flows to the related captions in the Consolidated Balance Sheets as of December 31, 2018, 2017, 2016, and 2015.

	December 31,
(in thousands)	2018	2017	2016	2015
Cash and cash equivalents	$90,058	$191,218	$118,756	$136,988
Restricted cash	20,821	6,677	9,861	5,306
Pledged cash and cash equivalents	9,469	88,785	82,742	69,984
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$120,348	$286,680	$211,359	$212,278

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

The Company had no accruals for tax uncertainties as of December 31, 2018 and 2017.

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 5 and 10), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. Substantially all of the balance of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2018 and 2017 was pledged against Fannie Mae risk-sharing obligations. The balance not pledged against Fannie Mae risk-sharing obligations consists of an immaterial amount of cash pledged as collateral against risk-sharing obligations with Freddie Mac. The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all accounted for as available-for-sale (“AFS”) securities. When the fair value of AFS Agency MBS are materially lower than the carrying value, the Company performs an analysis to determine whether an other-than-temporary impairment (“OTTI”) exists. The Company has never recorded an OTTI related to AFS Agency MBS.

Contracts with Customers—Substantially all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is not significant and derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company had no contract assets or liabilities as of December 31, 2018 and 2017. The following table presents information about the Company’s contracts with customers for the years ended December 31, 2018, 2017, and 2016:

Description (in thousands)	2018	2017	2016	Statement of income line item
Certain loan origination fees	$59,877	$53,116	$28,252	Gains from mortgage banking activities
Investment sales broker fees, investment management fees, assumption fees, application fees, and other	35,837	29,271	23,295	Other revenues
Total revenues derived from contracts with customers	$95,714	$82,387	$51,547

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2018 and 2017.

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

Recently Adopted Accounting Pronouncements—The Company adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) in the first quarter of 2018 without an impact to the Company or its financial statements.  Substantially all of the Company’s revenue streams are related to loans, deriva

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

tives, financial instruments, and transfers and servicing, all of which are outside the scope of the new standard. The Company used the full retrospective method for adopting ASU 2014-09. However, there was no change to the revenue amounts recorded or an adjustment to the opening balance of retained earnings as the adoption of ASU 2014-09 did not result in a difference in the amount or timing of the Company’s revenues. Additionally, the Company did not recognize any contract assets or contract liabilities.

The Company adopted Accounting Standards Update 2016-01 (“ASU 2016-01”), Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of 2018 with no impact to the Company’s reported financial results as the Company does not have any equity investments not accounted for under the equity method.

In the first quarter of 2016, Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (Topic 842) was issued. ASU 2016-02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received, and the lessee’s initial direct costs. Lessees generally recognize lease expense for these leases on a straight-line basis, which is similar to the accounting treatment today. ASU 2016-02 requires additional disclosures and requires one of two adoption approaches: (i) modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with a cumulative-effect adjustment to retained earnings recorded at the earliest comparative period or (ii) prospective approach with a cumulative-effect adjustment recorded to retained earnings upon the date of adoption.

The Company adopted the standard as required on January 1, 2019 and elected the available practical expedients and the prospective approach. The Company recognized ROU assets totaling $31.4 million with an offsetting amount of lease liabilities. There was no change to the classification of the Company’s leases, which are all currently classified as operating leases. The Company has analyzed the disclosures that will be required for the new standard and will implement those disclosures during the first quarter of 2019.

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

In the third quarter of 2018, Accounting Standards Update 2018-15 (“ASU 2018-15”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract was issued. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets. Capitalized implementation costs are amortized over the term of the hosting arrangement, and the expense related to the capitalized implementation costs is recorded in the same line in the financial statements as the cloud service cost. ASU 2018-15 is effective for the Company on January 1, 2020, with early adoption permitted. Entities

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company early-adopted ASU 2018-15 on January 1, 2019 using the prospective approach. The Company does not expect ASU 2018-15 to have a material impact on its financial statements.

Recently Announced Accounting Pronouncements—In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued. ASU 2016-13 ("the Standard") represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance in the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses and the way it assesses impairment on its pledged AFS securities. ASU 2016-13 requires modified retrospective application to all outstanding, in-scope instruments, with a cumulative-effect adjustment recorded to opening retained earnings as of the beginning of the period of adoption.

The Company plans on adopting ASU 2016-13 when the standard is required to be adopted, January 1, 2020. The Company is in the preliminary stages of implementation as it is still in the process of determining the significance of the impact the Standard will have on its financial statements. The Company expects its allowance for risk-sharing obligations to increase when ASU 2016-13 is adopted.

There were no other accounting pronouncements issued during 2019 or 2018 that have the potential to impact the Company’s consolidated financial statements.

Immaterial Correction of an Error—During the year ended December 31, 2018, the Company discovered that it was not properly applying the two-class method for calculating basic and diluted earnings per share (“EPS”). As a result, basic and diluted EPS as previously reported for the years ended December 31, 2017 and 2016 were overstated by an immaterial amount. The Company has properly applied the two-class method for calculating basic and diluted EPS for the year ended December 31, 2018 and has corrected the amounts previously reported for the years ended December 31, 2017 and 2016. NOTE 12 contains additional detail related to the correction of the error.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consist of the following activity for each of the years ended December 31, 2018, 2017, and 2016:

	For the year ended December 31,
Components of Gains from Mortgage Banking Activities (in thousands)	2018	2017	2016
Contractual loan origination related fees, gross	$257,440	$264,809	$210,147
Co-broker fees	(22,759)	(19,325)	(35,787)
Fair value of expected net cash flows from servicing recognized at commitment	188,361	207,662	205,311
Fair value of expected guaranty obligation recognized at commitment	(15,960)	(13,776)	(12,486)
Total gains from mortgage banking activities	$407,082	$439,370	$367,185

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4—MORTGAGE SERVICING RIGHTS

The fair value of MSRs at December 31, 2018 and December 31, 2017 was $858.7 million and $834.5 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. See the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at December 31, 2018 is a decrease in the fair value of $26.9 million to the MSRs outstanding as of December 31, 2018.

The impact of a 200-basis point increase in the discount rate at December 31, 2018 is a decrease in the fair value of $52.0 million to the MSRs outstanding as of December 31, 2018.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the years ended December 31, 2018 and 2017 follows:

	For the year ended December 31,
Roll Forward of MSRs (in thousands)	2018	2017
Beginning balance	$634,756	$521,930
Additions, following the sale of loan	176,565	239,503
Purchases[1]	5,265	7,781
Amortization	(131,739)	(119,599)
Pre-payments and write-offs	(14,701)	(14,859)
Ending balance	$670,146	$634,756

1 For the year ended December 31, 2018, the purchases line also contains $3.5 million of MSRs acquired as compensation for originating a large loan held for investment. NOTE 2 contains additional detail related to this transaction.

As shown in the table above, during 2018 and 2017, the Company purchased MSRs. In both years, the servicing rights acquired were for HUD loans. The servicing portfolio acquired in 2017 consisted of approximately $0.6 billion of unpaid principal balance and had a weighted average estimated remaining life of 10.7 years. The purchase in 2018 was immaterial.

The following tables summarize the components of the net carrying value of the Company’s acquired and originated MSRs as of December 31, 2018 and 2017:

	As of December 31, 2018
	Gross	Accumulated	Net
Components of MSRs (in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$185,529	$(136,929)	$48,600
Originated MSRs	914,910	(293,364)	621,546
Total	$1,100,439	$(430,293)	$670,146

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of December 31, 2017
	Gross	Accumulated	Net
Components of MSRs (in thousands)	carrying value	amortization	carrying value
Acquired MSRs	$183,715	$(121,643)	$62,072
Originated MSRs	820,137	(247,453)	572,684
Total	$1,003,852	$(369,096)	$634,756

The expected amortization of MSRs recorded as of December 31, 2018 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Year Ending December 31,
2019	$117,219	$10,003	$127,222
2020	104,015	8,949	112,964
2021	90,943	7,643	98,586
2022	77,649	5,893	83,542
2023	66,114	5,125	71,239
Thereafter	165,606	10,987	176,593
Total	$621,546	$48,600	$670,146

The Company recorded write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of the MSR roll forward shown above and as a component of Amortization and depreciation in the accompanying Consolidated Statements of Income and relate to MSRs recognized at loan sale only. Prepayment fees totaling $18.9 million, $17.3 million, and $10.6 million were collected for 2018, 2017, and 2016, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income. Escrow earnings totaling $38.2 million, $19.1 million, and $8.6 million were earned for 2018, 2017, and 2016, respectively, and are included as a component of Escrow earnings and other interest income in the Consolidated Statements of Income. All other ancillary servicing fees were immaterial for the periods presented.

Management reviews the capitalized MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2018, 2017, and 2016.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the Company’s guaranty obligation for the noncontingent portion of the guaranty obligation as of and for the years ended December 31, 2018 and 2017 follows:

	For the year ended December 31,
Roll Forward of Guaranty Obligation (in thousands)	2018	2017
Beginning balance	$41,187	$32,292
Additions, following the sale of loan	13,851	16,039
Amortization	(8,009)	(7,025)
Other	(159)	(119)
Ending balance	$46,870	$41,187

A summary of the Company’s allowance for risk-sharing obligations for the contingent portion of the guaranty obligation as of and for the years ended December 31, 2018 and 2017 follows:

	For the year ended December 31,
Roll Forward of Allowance for Risk-sharing Obligations (in thousands)	2018	2017
Beginning balance	$3,783	$3,613
Provision for risk-sharing obligations	680	51
Write-offs	—	—
Other	159	119
Ending balance	$4,622	$3,783

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

The Allowance for risk-sharing obligations as of December 31, 2018 is based primarily on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of December 31, 2018. During 2018, Hurricanes Florence and Michael and wildfires in California each caused substantial damage to the affected areas. Located within the affected areas are multiple properties collateralizing loans for which the Company has risk-sharing obligations. Based on its preliminary assessment of these properties, the Company believes that few, if any, of these properties incurred significant damage, and those that did have adequate insurance coverage. Additionally, the Company has not experienced an increase in late payments from risk-sharing loans collateralized by properties in the affected areas. Accordingly, based on information currently available, the natural disasters did not have a material impact on the Allowance for risk-sharing obligations as of December 31, 2018. Additionally, the Company does not believe that these natural disasters will have a material impact on its Allowance for risk-sharing obligations in the future.

As of December 31, 2018 and 2017, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $6.7 billion and $5.7 billion, respectively. This maximum quantifiable contingent liability relates to the at risk loans serviced for Fannie Mae at the specific point in time indicated. The term and the amount of the liability vary with the origination and payoff activity of the at risk portfolio. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For example, over the past ten years, the Company has recognized net write-offs of risk-sharing obligations of $24.1 million, only a small fraction of the average at risk portfolio during that time period.

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $85.7 billion as of December 31, 2018 compared to $74.3 billion as of December 31, 2017.

As of December 31, 2018 and 2017, custodial escrow accounts relating to loans serviced by the Company totaled $2.3 billion and $2.0 billion, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 7—DEBT

At December 31, 2018, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $2.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, at December 31, 2018, the Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The maximum amount and outstanding borrowings under the warehouse notes payable at December 31, 2018 and 2017 follow:

	December 31, 2018
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility[1]	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$200,000	$625,000	$57,572	30-day LIBOR plus 1.20%
Agency Warehouse Facility #2	500,000	300,000	800,000	62,830	30-day LIBOR plus 1.20%
Agency Warehouse Facility #3	500,000	265,000	765,000	451,549	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	350,000	225,538	30-day LIBOR plus 1.20%
Agency Warehouse Facility #5	30,000	—	30,000	12,484	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	100,000	350,000	66,579	30-day LIBOR plus 1.20%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	156,700	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,055,000	$2,365,000	$4,420,000	$1,033,252

Interim Warehouse Facility #1	$85,000	$—	$85,000	$68,390	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	37,899	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	75,000	23,250	30-day LIBOR plus 1.90% to 2.50%
Total Interim Warehouse Facilities	$260,000	$—	$260,000	$129,539
Debt issuance costs	—	—	—	(1,409)
Total warehouse facilities	$2,315,000	$2,365,000	$4,680,000	$1,161,382

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2017
(dollars in thousands)	Committed	Uncommitted	Temporary	Total Facility	Outstanding
Facility[1]	Amount	Amount	Increase	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$300,000	$—	$725,000	$100,188	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	500,000	300,000	—	800,000	346,291	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	480,000	—	400,000	880,000	44,619	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	—	350,000	129,787	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	30,000	—	—	30,000	19,057	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	250,000	—	500,000	130,859	30-day LIBOR plus 1.35%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	—	1,500,000	123,153	30-day LIBOR plus 1.15%
Total agency warehouse facilities	$2,035,000	$2,350,000	$400,000	$4,785,000	$893,954

Interim Warehouse Facility #1	$85,000	$—	$—	$85,000	$10,290	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	—	100,000	24,662	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	—	75,000	10,594	30-day LIBOR plus 2.00% to 2.50%
Total interim warehouse facilities	$260,000	$—	$—	$260,000	$45,546
Debt issuance costs	—	—	—	—	(1,731)
Total warehouse facilities	$2,295,000	$2,350,000	$400,000	$5,045,000	$937,769

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

30-day LIBOR was 2.50% as of December 31, 2018 and 1.56% as of December 31, 2017. Interest expense under the warehouse notes payable for the years ended December 31, 2018, 2017, and 2016 aggregated to $54.6 million, $52.0 million, and $36.6 million, respectively. Included in interest expense in 2018, 2017, and 2016 are the amortization of facility fees totaling $5.0 million,  $4.6 million, and $5.5 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2018.

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

Agency Warehouse Facility #1:

The Company has a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 28, 2019. The agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 120 basis points. In addition to the committed borrowing capacity, the agreement provides $200.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. The agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

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

The agreement contains customary events of default,  which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. During the fourth quarter of 2018, the Company executed the first amendment to the Amended and Restated Warehousing Credit and Security Agreement that extended the maturity date to October 28, 2019, lowered the interest rate to 30-day LIBOR plus 120 basis points, and reduced the uncommitted borrowing capacity from $300.0 million to $200.0 million. No other material modifications were made to the agreement during 2018.

Agency Warehouse Facility #2:

The Company has a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 9, 2019. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 120 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the third quarter of 2018, the Company executed the second amendment to the Second Amended and Restated Warehousing Credit and Security Agreement that extended the maturity date to September 9, 2019 and lowered the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications were made to the agreement in 2018.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

The Company has a $500.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2019. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 125 basis points. During the second quarter of 2018, the Company executed the ninth amendment to the warehouse agreement that extended the maturity date to April 30, 2019, increased the permanent committed borrowing capacity to $500.0 million, and established additional uncommitted borrowing capacity of $265.0 million. The uncommitted borrowing capacity expired on January 30, 2019. No other material modifications were made to the agreement during 2018.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

The Company has a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 5, 2019. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 120 basis points. During the fourth quarter of 2018, the Company executed the fifth amendment to the warehouse agreement that extended the maturity date to October 5, 2019 and reduced the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications were made to the agreement during 2018.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

The Company has a $30.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on July 12, 2019. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. During the first quarter of 2018, the Company executed the first amendment to the warehouse credit and security agreement that extended the maturity date to July 12, 2019. The amendment also provides the Company the unilateral option to extend the agreement for one additional year. No other material modifications were made to the agreement during 2018.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #5.

Agency Warehouse Facility #6:

During the first quarter of 2018, the Company executed a warehousing and security agreement with a national bank to establish Agency Warehouse Facility #6. The warehouse facility has a committed $250.0 million maximum borrowing amount and is scheduled to mature on January 31, 2020. The Company can fund Fannie Mae, Freddie Mac, HUD, and

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 120 basis points. The agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the fourth quarter of 2018, the Company executed the first amendment to the warehouse and security agreement that reduced the interest rate to 30-day LIBOR plus 120 basis points. No other material modifications were made to the agreement in 2018.  During the first quarter of 2019, the Company executed the second amendment to the warehouse and security agreement that extended the maturity date to January 31, 2020.

The negative and financial covenants of the warehouse agreement substantially conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Uncommitted Agency Warehouse Facility:

The Company has a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR plus 115 basis points, with a minimum 30-day LIBOR rate of 35 basis points. There is no expiration date for this facility. No changes were made to the uncommitted facility during 2018. The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

The following section provides a summary of the key terms related to each of the Interim Warehouse Facilities.

Interim Warehouse Facility #1:

The Company has an $85.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2019. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2018, the Company executed the eighth amendment to the credit and security agreement that extended the maturity date to April 30, 2019. No other material modifications were made to the agreement during 2018. During the first quarter of 2019, the Company executed the ninth amendment to the credit and security agreement that increased the maximum borrowing capacity to $135.0 million.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

•	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.0

Interim Warehouse Facility #2:

The Company has a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2019.  The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at 30-day LIBOR plus 200 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications were made to the agreement during 2018.

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

Interim Warehouse Facility #3:

The Company has a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 18, 2019.  The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility.  Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 1.90% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the second quarter of 2018, the Company executed the third amendment to the repurchase agreement that extended the maturity date to May 18, 2019 and lowered the minimum interest rate from 30-day LIBOR plus 200 basis points to 30-day LIBOR plus 190 basis points. No other material modifications were made to the agreement during 2018.

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

During the first quarter of 2019, the Company executed a warehousing and security agreement to establish an additional interim warehouse facility. The warehouse facility has a committed $100.0 million maximum borrowing amount and is scheduled to mature on April 30, 2019. The Company can fund certain interim loans to a specific large institutional borrower, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 175 basis points.

The warehouse agreements contain cross-default provisions, such that if a default occurs under any of the Company’s warehouse agreements, generally the lenders under the other warehouse agreements could also declare a default. As of December 31, 2018, the Company was in compliance with all of its warehouse line covenants.

Note Payable

On November 7, 2018, the Company entered into a senior secured credit agreement (the “Credit Agreement”) that amended and restated the Company’s prior credit agreement and provided for a $300.0 million term loan (the “Term Loan”). The Term Loan was issued at a 0.5% discount, has a stated maturity date of November 7, 2025, and bears interest at 30-day LIBOR plus 225 basis points. At any time, the Company may also elect to request one or more incremental term

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

loan commitments not to exceed $150.0 million, provided that the total indebtedness would not cause the leverage ratio (as defined in the Credit Agreement) to exceed 2.00 to 1.00.

The Company used $165.4 million of the Term Loan proceeds to repay in full the prior term loan. In connection with the repayment of the prior term loan, the Company recognized a $2.1 million loss on extinguishment of debt related to unamortized debt issuance costs and unamortized debt discount, which is included in Other operating expenses in the Consolidated Statements of Income for the year ended December 31, 2018.

The Company is obligated to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments equal to $0.8 million on the last business day of each of March, June, September, and December commencing on March 31, 2019. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the term loan is required to be paid in full on November 7, 2025 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the term loan on such date (together with all accrued interest thereon).

The obligations of the Company under the Term Loan Agreement are guaranteed by Walker & Dunlop Multifamily, Inc.; Walker & Dunlop, LLC; Walker & Dunlop Capital, LLC; and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Credit Agreement are met.

The Credit Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Loan Parties to incur indebtedness, to create liens on their property, to make investments, to merge, consolidate or enter into any similar combination, or enter into any asset disposition of all or substantially all assets, or liquidate, wind-up or dissolve, to make asset dispositions, to declare or pay dividends or make related distributions, to enter into certain transactions with affiliates, to enter into any negative pledges or other restrictive agreements, to engage in any business other than the business of the Loan Parties as of the date of the Credit Agreement and business activities reasonably related or ancillary thereto, to amend certain material contracts or to enter into any sale leaseback arrangements. The Credit Agreement contains only one financial covenant, which requires the Company not to permit its asset coverage ratio (as defined in the Credit Agreement) to be less than 1.50 to 1.00.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, certain ERISA events and judgments. As of December 31, 2018, the Company was in compliance with all covenants related to the Credit Agreement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the components of the note payable as of December 31, 2018 and 2017:

(in thousands, unless otherwise specified)	December 31,
Component	2018	2017	Interest rate and repayments
Unpaid principal balance	$300,000	$166,223	Interest rate varies - see above for further details;
Unamortized debt discount	(1,466)	(738)	quarterly principal payments of $0.8 million
Unamortized debt issuance costs	(2,524)	(1,627)
Carrying balance	$296,010	$163,858

The scheduled maturities, as of December 31, 2018, for the aggregate of the warehouse notes payable and the note payable is shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale and loans held for investment. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts included below related to the note payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the credit agreement (i.e., the contingent payments). The maturities below are in thousands.

Year Ending December 31,	Maturities
2019	$1,159,528
2020	3,000
2021	9,263
2022	3,000
2023	3,000
Thereafter	285,000
Total	$1,462,791

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2018 were or are expected to be repaid in 2019.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill as of and for the years ended December 31, 2018 and 2017 follows:

	For the year ended December 31,
Roll Forward of Goodwill (in thousands)	2018	2017
Beginning balance	$123,767	$96,420
Additions from acquisitions	50,137	27,347
Impairment	—	—
Ending balance	$173,904	$123,767

The largest component of the additions from acquisitions during 2018 shown in the table above relates to an acquisition completed on April 12, 2018. The Company purchased 100% of the equity interests of JCR for $35.2 million in cash consideration. Prior to the acquisition, JCR was a privately held, SEC-registered investment advisor focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition is part of the Company’s strategy to grow and diversify the Company by building out an investment management platform and growing assets under management.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A significant portion of the value associated with JCR related to its assembled workforce and investment management platform, resulting in $30.4 million of goodwill. The Company expects none of the goodwill to be tax deductible. The other assets acquired included investment management contract intangible assets of $2.4 million, which was determined using the income approach (Level 3), $4.2 million of accounts receivable, which was determined using the market approach (Level 2), and immaterial balances related to other intangible assets and other assets. Liabilities assumed were immaterial. The Company allocated the purchase price to the assets acquired, separately identifiable intangible assets, and liabilities assumed based on their estimated acquisition-date fair values. The residual amount of the consideration transferred less the net assets acquired was recognized as goodwill. The operations of JCR have been merged into the Company’s existing operations. The goodwill resulting from the acquisition of JCR is allocated to the Company’s one reporting unit. The Company recorded immaterial adjustments to goodwill, the consideration paid, the assets acquired, and the liabilities assumed during the fourth quarter of 2018.

The Company also completed an immaterial acquisition of a regional mortgage banking company located in the southeastern United States. Substantially all of the value of associated with this regional mortgage banking company related to its assembled workforce and commercial lending platform, resulting in substantially all of the consideration paid being considered goodwill.

The Company has completed the accounting for all acquisitions completed in 2018. For all acquisitions completed in 2018, total revenues and income from operations since the acquisition and the pro-forma incremental revenues and earnings related to the acquired entities as if the acquisitions had occurred as of January 1, 2017 are immaterial. As of December 31, 2018, the balance of intangible assets acquired from acquisitions was $3.2 million, the majority of which relate to the JCR acquisition. The weighted-average period over which the Company expects the intangible assets to be amortized is 5.5 years.

A summary of the Company’s contingent consideration, which is included in Accounts payable and other liabilities, as of and for the years ended December 31, 2018 and 2017 follows:

	For the year ended December 31,
Roll Forward of Contingent Consideration (in thousands)	2018	2017
Beginning balance	$14,091	$—
Additions from acquisitions	—	13,241
Accretion	927	850
Payments	(5,150)	—
Adjustment to discounted disposition value	1,762	—
Ending balance	$11,630	$14,091

The contingent consideration above relates to an acquisition completed in 2017. The last of the three earn-out periods related to this contingent consideration ends in the first quarter of 2020.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

•

Loans Held for Sale—All loans held for sale presented in the Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.

•

Pledged Securities—Investments in cash and money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
December 31, 2018
Assets
Loans held for sale	$—	$1,074,348	$—	$1,074,348
Pledged securities	9,469	106,862	—	116,331
Derivative assets	—	—	35,536	35,536
Total	$9,469	$1,181,210	$35,536	$1,226,215

Liabilities
Derivative liabilities	$—	$—	$32,697	$32,697
Total	$—	$—	$32,697	$32,697

December 31, 2017
Assets
Loans held for sale	$—	$951,829	$—	$951,829
Pledged securities	88,785	9,074	—	97,859
Derivative assets	—	—	10,357	10,357
Total	$88,785	$960,903	$10,357	$1,060,045

Liabilities
Derivative liabilities	$—	$—	$1,850	$1,850
Total	$—	$—	$1,850	$1,850

There were no transfers between any of the levels within the fair value hierarchy during the year ended December 31, 2018.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below:

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2018
Derivative assets and liabilities, net
Beginning balance December 31, 2017	$8,507
Settlements	(412,750)
Realized gains recorded in earnings (1)	404,243
Unrealized gains recorded in earnings (1)	2,839
Ending balance December 31, 2018	$2,839

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2017
Derivative assets and liabilities, net
Beginning balance December 31, 2016	$57,428
Settlements	(488,291)
Realized gains (losses) recorded in earnings (1)	430,863
Unrealized gains (losses) recorded in earnings (1)	8,507
Ending balance December 31, 2017	$8,507

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2018:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$35,536	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$32,697	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2018 and December 31, 2017 are presented below:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$90,058	$90,058	$191,218	$191,218
Restricted cash	20,821	20,821	6,677	6,677
Pledged securities	116,331	116,331	97,859	97,859
Loans held for sale	1,074,348	1,074,348	951,829	951,829
Loans held for investment, net	497,291	503,549	66,510	66,963
Derivative assets	35,536	35,536	10,357	10,357
Total financial assets	$1,834,385	$1,840,643	$1,324,450	$1,324,903

Financial liabilities:
Derivative liabilities	$32,697	$32,697	$1,850	$1,850
Secured borrowings	70,052	70,052	—	—
Warehouse notes payable	1,161,382	1,162,791	937,769	939,500
Note payable	296,010	300,000	163,858	166,223
Total financial liabilities	$1,560,141	$1,565,540	$1,103,477	$1,107,573

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Loans Held For Investment—Consist of originated interim loans which the Company expects to hold for investment for the term of the loan, which is three years or less, and are valued using discounted cash flow models that incorporate primarily observable inputs from market participants and also credit-related adjustments, if applicable (Level 3). As of December 31, 2018 and December 31, 2017, no credit-related adjustments were required.

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

Secured borrowings—Consist of liabilities associated with loans transferred to a third party but accounted for as secured borrowings. The borrowing rate on the secured borrowings matches the associated loan funded and is based upon 30-day LIBOR plus a margin. The unpaid principal balance of secured borrowings approximates fair value because of the short maturity of these instruments and the monthly resetting of the index rate to prevailing market rates (Level 2).

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2018 and 2017.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
December 31, 2018
Rate lock commitments	$891,514	$20,285	$10,627	$30,912	$30,976	$(64)	$—
Forward sale contracts	1,927,017	—	(28,073)	(28,073)	4,560	(32,633)	—
Loans held for sale	1,035,503	21,399	17,446	38,845	—	—	38,845
Total		$41,684	$—	$41,684	$35,536	$(32,697)	$38,845

December 31, 2017
Rate lock commitments	$241,760	$7,587	$(678)	$6,909	$6,909	$—	$—
Forward sale contracts	1,175,192	—	1,598	1,598	3,448	(1,850)	—
Loans held for sale	933,432	19,317	(920)	18,397	—	—	18,397
Total		$26,904	$—	$26,904	$10,357	$(1,850)	$18,397

NOTE 10—FANNIE MAE COMMITMENTS AND PLEDGED SECURITIES

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirements for Tier 3 and Tier 4 loans is substantially less. Restricted liquidity held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency MBS as of December 31, 2018. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2018 collateral requirements as outlined above. As of December 31, 2018, reserve requirements for the December 31, 2018 DUS loan portfolio will require the Company to fund $59.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of December 31, 2018. The net worth

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At December 31, 2018, the net worth requirement was $174.0 million, and the Company's net worth was $532.7 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2018, the Company was required to maintain at least $34.3 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of December 31, 2018, the Company had operational liquidity of $123.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities—Pledged securities, at fair value consisted of the following balances as of December 31, 2018, 2017, 2016, and 2015:

	December 31,
(in thousands)	2018	2017	2016	2015
Pledged cash and cash equivalents:
Restricted cash	$3,029	$2,201	$4,358	$1,155
Money market funds	6,440	86,584	78,384	68,829
Total pledged cash and cash equivalents	$9,469	$88,785	$82,742	$69,984
Agency debt securities	106,862	9,074	2,108	2,206
Total pledged securities, at fair value	$116,331	$97,859	$84,850	$72,190

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The following table provides additional information related to the AFS Agency MBS as of December 31, 2018 and 2017:

	December 31,
Fair Value and Amortized Cost of Agency MBS (in thousands)	2018	2017
Fair value	$106,862	$9,074
Amortized cost	106,963	8,981
Total gains for securities with net gains in AOCI	77	93
Total losses for securities with net losses in AOCI	(178)	—

As of December 31, 2018, the Company does not intend to sell any of the Agency debt securities, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

The following table provides contractual maturity information related to the Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	December 31, 2018
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	6,356	6,362
After five years through ten years	89,671	89,819
After ten years	10,835	10,782
Total	$106,862	$106,963

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11—SHARE-BASED PAYMENT

As of December 31, 2018, there were 8.5 million shares of stock authorized for issuance to directors, officers, and employees under the 2015 Equity Incentive Plan (and predecessor plans).  At December 31, 2018, 1.6 million shares remain available for grant under the 2015 Equity Incentive Plan.

Under the 2015 Equity Incentive Plan, the Company granted stock options to executive officers during 2017 and 2016 and restricted shares to officers, employees, and non-employee directors during 2018, 2017, and 2016, all without cost to the grantee. During 2018, 2017, and 2016, the Company also granted 0.3 million, 0.3 million, and 0.5 million RSUs, respectively, to the officers and certain other employees in connection with PSPs (“performance awards”). The Company granted the RSUs at the maximum performance thresholds for each metric each year. As of December 31, 2018, all of the RSUs issued in connection with the 2018, 2017, and 2016 PSPs are unvested and outstanding.

As of December 31, 2018, the Company concluded that the three performance targets related to the 2017 PSP and the 2016 PSP were probable of achievement at varying levels and one performance target related to the 2018 PSP was probable of achievement at the target level. As of December 31, 2017, the Company concluded that the three performance targets related to the 2017 PSP and the 2016 PSP were probable of achievement at varying levels.

The following table summarizes stock compensation expense for the years ended December 31, 2018, 2017, and 2016:

Components of stock compensation expense (in thousands)	2018	2017	2016
Restricted shares	$14,741	$12,336	$10,272
Stock options	1,124	1,570	1,768
2014 PSP	—	766	3,625
2016 PSP	3,411	4,728	2,812
2017 PSP	4,270	1,734	—
2018 PSP	413	—	—
Total stock compensation expense	$23,959	$21,134	$18,477

Excess tax benefit recognized	$6,848	$9,545	$631

The amounts attributable to restricted shares in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares. The excess tax benefits recognized above reduced income tax expense.

The following table summarizes restricted share activity for the year ended December 31, 2018:

		Weighted-
		Average
		Grant-date
Restricted Shares Activity	Shares	Fair Value
Nonvested at January 1, 2018	1,344,523	$26.68
Granted	434,357	52.25
Vested	(571,531)	23.75
Forfeited	(36,331)	35.32
Nonvested at December 31, 2018	1,171,018	$37.32

The fair value of restricted share awards granted during 2018 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2017 and 2016 were $41.15 per share and

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

$21.51 per share, respectively. The fair values of the restricted shares that vested during the years ended December 31, 2018, 2017, and 2016 were $29.6 million, $21.2 million, and $10.3 million, respectively.

As of December 31, 2018, the total unrecognized compensation cost for outstanding restricted shares was $23.4 million. As of December 31, 2018, the weighted-average period over which this unrecognized compensation cost will be recognized is 2.6 years.

The following table summarizes activity related to performance awards for the year ended December 31, 2018:

		Weighted-
		Average
		Grant-date
Restricted Share Units Activity	Share Units	Fair Value
Nonvested at January 1, 2018	861,318	$30.89
Granted	280,237	49.72
Vested	—	—
Forfeited	(42,943)	34.94
Nonvested at December 31, 2018	1,098,612	$35.54

The fair value of performance awards granted during 2018 was estimated using the closing price on the date of grant. The weighted average grant date fair values of performance awards granted in 2017 and 2016 were $41.79 per share and $23.92 per share, respectively. The fair value of the performance awards that vested during the year ended December 31, 2017 was $23.1 million. There were no performance awards that vested during the years ended December 31, 2018 and 2016.

As of December 31, 2018, the total unrecognized compensation cost for outstanding performance awards was $6.2 million. As of December 31, 2018, the weighted-average period over which this unrecognized compensation cost will be recognized is 1.2 years. The unrecognized compensation cost is based on the achievement levels that are probable as of December 31, 2018.

The following table summarizes stock options activity for the year ended December 31, 2018:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
Stock Options Activity	Options	Price	(Years)	(in thousands)
Outstanding at January 1, 2018	1,396,706	$18.85
Granted	—	—
Exercised	(348,442)	16.12
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2018	1,048,264	$19.76	5.6	$23,685

Exercisable at December 31, 2018	904,055	$18.04	4.9	$21,979

The total intrinsic value of the stock options exercised during the years ended December 31, 2018, 2017, and 2016 was $13.5 million, $0.4 million, and $0.2 million, respectively. We received no cash from the exercise of options for each of the years ended December 31, 2018, 2017, and 2016.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018, the total unrecognized compensation cost for outstanding options was $0.7 million. As of December 31, 2018, the weighted-average period over which the unrecognized compensation cost will be recognized is 1.0 years.

The Company did not grant any stock option awards in 2018. The fair value of stock option awards granted during 2017 and 2016 were estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

Inputs into Black-Scholes Option Pricing Model	2017	2016
Estimated option life (years)	6.00	6.00
Risk free interest rate	2.04%	1.31%
Expected volatility	35.34%	34.42%
Expected dividend rate	0.00%	0.00%
Strike price	$39.82	$20.40
Weighted average grant date fair value per share of options granted	$14.98	$7.21

NOTE 12—EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

EPS is calculated under the two-class method. The two-class method allocates all earnings (distributed and undistributed) to each class of common stock and participating securities based on their respective rights to receive dividends. The Company grants share-based awards to various employees and nonemployee directors under the 2015 Equity Incentive Plan that entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities.

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2018, 2017, and 2016 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the year ended December 31,
EPS Calculations (in thousands, except per share amounts)	2018	2017	2016
Calculation of basic EPS
Walker & Dunlop net income	$161,439	$211,127	$113,897
Less: dividends and undistributed earnings allocated to participating securities	5,790	8,443	4,980
Net income applicable to common stockholders	$155,649	$202,684	$108,917
Weighted-average basic shares outstanding	30,202	30,176	29,768
Basic EPS	$5.15	$6.72	$3.66

Calculation of diluted EPS
Net income applicable to common stockholders	$155,649	$202,684	$108,917
Add: reallocation of dividends and undistributed earnings based on assumed conversion	170	313	120
Net income allocated to common stockholders	$155,819	$202,997	$109,037
Weighted-average basic shares outstanding	30,202	30,176	29,768
Add: weighted-average diluted non-participating securities	1,182	1,210	769
Weighted-average diluted shares outstanding	31,384	31,386	30,537
Diluted EPS	$4.96	$6.47	$3.57

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On March 31, 2015, the Company amended award agreements for certain outstanding equity grants under the Company’s 2010 Equity Incentive Plan to allow for the payment of dividends. On June 4, 2015, the Company’s shareholders approved the 2015 Equity Incentive Plan that similarly allowed for the payment of dividends on certain prospective equity grants. Even though the Company did not begin paying dividends on its common stock until 2018, for all periods following the amendment, the Company should have been using the two-class method for calculating basic and diluted EPS instead of a single-class methodology for calculating basic EPS and the treasury-stock method for calculating diluted EPS.

The Company evaluated this error considering both quantitative and qualitative factors and concluded that this error was immaterial to its previously issued financial statements. The correction of the error had no impact to Walker & Dunlop net income in the Consolidated Statements of Income, Total equity in the Consolidated Balance Sheets, or the Company’s cash flows as of and for the years ended December 31, 2017, and 2016.

The following table presents basic and diluted EPS as reported on the Company’s Annual Reports on Form 10-K for the years ended December 31, 2017 and 2016 and the corrected amounts.

	2017	2016
As previously reported
Basic EPS	$7.03	$3.87
Diluted EPS	6.56	3.65

As corrected
Basic EPS	$6.72	$3.66
Diluted EPS	6.47	3.57

Difference
Basic EPS	$(0.31)	$(0.21)
Diluted EPS	(0.09)	(0.08)

NOTE 17 provides detail on the impact the correction of the immaterial error had on previously reported quarterly results.

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

	For the year ended December 31,
Schedule of Anti-dilutive Securities (in thousands)	2018	2017	2016
Average options	—	99	181
Average restricted shares	2	6	181

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2018, 2017, and 2016, the Company repurchased and retired 0.2 million, 0.2 million, and 0.2 million restricted shares at a weighted average market price of $51.86, $41.21, and $22.74, upon grantee vesting, respectively. For the year ended December 31, 2017, the Company repurchased and retired 0.3 million restricted share units at a weighted average market price of $39.82. The Company did not repurchase any restricted share units during the years ended December 31, 2018 and 2016.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During 2016, the Company repurchased 0.4 million shares of its common stock under a share repurchase program at a weighted average price of $23.11 per share and immediately retired the shares, reducing stockholders’ equity by $9.2 million.

During 2017, the Company repurchased 0.3 million shares of its common stock under a 2017 share repurchase program at a weighted average price of $47.10 per share and immediately retired the shares, reducing stockholders’ equity by $16.0 million.

During the first quarter of 2018, the Company repurchased under the 2017 share repurchase program 0.2 million shares of its common stock at a weighted average price of $46.77 per share and immediately retired the shares, reducing stockholders’ equity by $11.4 million.

In February 2018, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock over a 12-month period beginning on February 9, 2018. During 2018, the Company repurchased 1.0 million shares of its common stock under the 2018 share repurchase program at a weighted average price of $45.37 per share and immediately retired the shares, reducing stockholders’ equity by $45.6 million. The Company had $4.4 million of authorized share repurchase capacity remaining under the 2018 share repurchase program as of December 31, 2018.

In February 2019, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2019.

In 2018, the Company’s Board of Directors declared aggregate cash dividends of $1.00 per share ($0.25 per share for each quarter during 2018). These dividends represent the first dividend payments the Company has made since its initial public offering in December 2010. The dividends were paid to all holders of record of our restricted and unrestricted common stock and restricted and deferred stock units. The dividends paid during the year ended December 31, 2018 are an insignificant portion of the Company’s net income for the year ended December 31, 2018 and retained earnings and cash and cash equivalents as of December 31, 2018.

In February 2019, the Company’s Board of Directors declared a dividend of $0.30 per share for the first quarter of 2019. The dividend will be paid March 7, 2019 to all holders of record of our restricted and unrestricted common stock and restricted and deferred stock units as of February 26, 2019.

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

NOTE 13—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of income tax expense for the years ended December 31, 2018, 2017, and 2016:

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the year ended December 31,
Components of Income Tax Expense (in thousands)	2018	2017	2016
Current
Federal	$26,850	$45,726	$28,699
State	7,575	7,062	5,176
Total current expense	$34,425	$52,788	$33,875

Deferred
Federal	$13,964	$25,055	$32,159
State	3,519	2,297	5,436
Revaluation of deferred tax liabilities, net	—	(58,313)	—
Total deferred expense (benefit)	$17,483	$(30,961)	$37,595
Total income tax expense	$51,908	$21,827	$71,470

Excess tax benefits recognized for the years ended December 31, 2018, 2017, and 2016 reduced income tax expense by $6.8 million, $9.5 million, and $0.6 million, respectively. In the reconciliation of income tax expense presented below, the reduction of income tax expense from excess tax benefits recognized is included as a component of the “Other” line item.

In December 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. The Tax Reform significantly reduced the federal income tax rate from 35.0% to 21.0%. GAAP requires an entity to account for the impact of a tax law change in the period of enactment. Accordingly, as of December 31, 2017, the Company revalued its deferred tax assets and deferred tax liabilities using the new federal income tax rate of 21.0%, which is the rate at which the Company expects the deferred assets and liabilities to reverse in the future. Deferred tax assets decreased as the future benefit from these assets will be less than previously expected, resulting in an increase to deferred tax expense for the year ended December 31, 2017. Deferred tax liabilities also decreased as the future payment of taxes from these liabilities will be less than previously expected, resulting in a decrease to deferred tax expense for the year ended December 31, 2017. As the Company had more deferred tax liabilities than deferred tax assets as of December 31, 2017, the impact of Tax Reform on deferred tax expense for the year ended December 31, 2017 was an overall significant decrease in deferred tax expense as shown above.

Tax Reform changed the rules related to the deductibility of executive compensation under the provisions of Section 162(m) of the Internal Revenue Code (“162(m)”). Tax Reform also contains provisions for determining whether compensation agreements executed prior to Tax Reform follow the 162(m) guidance prior or subsequent to Tax Reform. During the third quarter of 2018, the Treasury Department issued initial guidance for determining, among other things, whether a compensation agreement in place prior to Tax Reform follows the 162(m) guidance prior or subsequent to Tax Reform. The initial guidance has not been finalized by the Treasury Department as of December 31, 2018.

The deductibility of certain of the Company’s compensation agreements with certain of its executives may be impacted by the Treasury guidance upon finalization. Based on the information available as of December 31, 2018, the Company currently believes that it may be more likely than not these compensation agreements will follow the guidance subsequent to Tax Reform, resulting in no tax deductibility for the book expense associated with these compensation agreements. Accordingly, as of December 31, 2018, the Company recorded a 100% valuation allowance on the associated

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

deferred tax assets, resulting in a $2.8 million charge to deferred tax expense for the year ended December 31, 2018, which increased the effective tax rate by 1.3%. The Company has completed the accounting for Tax Reform.

A reconciliation of the statutory federal tax expense to the income tax expense in the accompanying statements of income follows:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Statutory federal expense (1)	$44,699	$81,781	$65,023
Statutory state income tax expense, net of federal tax benefit	8,744	7,594	6,714
Revaluation of deferred tax liabilities, net	-	(58,313)	—
Other	(1,535)	(9,235)	(267)
Income tax expense	$51,908	$21,827	$71,470

(1)	The statutory federal rate was 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
Components of Deferred Tax Liabilities, Net (in thousands)	2018	2017
Deferred Tax Assets
Compensation related	$16,753	$14,320
Credit losses	1,202	959
Other	—	149
Valuation allowance	(2,838)	—
Total deferred tax assets	$15,117	$15,428

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(8,582)	$(4,389)
Mortgage servicing rights related	(125,084)	(115,239)
Acquisition related (1)	(4,396)	(2,323)
Depreciation	(2,005)	(1,536)
Other	(592)	—
Total deferred tax liabilities	$(140,659)	$(123,487)
Deferred tax liabilities, net	$(125,542)	$(108,059)

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest, in the consolidated financial statements. As of December 31, 2018, based on all known facts and circumstances and current tax law, management believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

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

An analysis of the product concentrations and geographic dispersion that impact the Company’s servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by product, as of December 31, 2018, 2017, and 2016 follows:

	As of December 31,
Components of Loan Servicing Portfolio (in thousands)	2018	2017	2016
Fannie Mae	$35,983,178	$32,075,617	$27,728,164
Freddie Mac	30,350,724	26,782,581	20,688,410
Ginnie Mae-HUD	9,944,222	9,640,312	9,155,794
Life insurance companies and other	9,411,138	5,811,481	5,508,786
Total	$85,689,262	$74,309,991	$63,081,154

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2018, 2017, and 2016 by geographical area, is as shown in the following table. No other state accounted for more than 5% unpaid principal balance and related servicing revenues in any of the years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
Loan Servicing Portfolio Concentration by State	2018	2017	2016
California	16.3%	18.4%	17.2%
Texas	9.7	9.2	8.5
Florida	9.0	9.4	8.2
Georgia	6.1	4.9	4.5
Wisconsin	4.6	4.5	5.0
All other states	54.3	53.6	56.6
Total	100.0%	100.0%	100.0%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15—LEASES

In the normal course of business, the Company enters into lease arrangements for all of its office space. All such lease arrangements are accounted for as operating leases. Rent expense related to these lease agreements is recognized on the straight-line basis over the term of the lease. Rent expense was $8.1 million, $7.1 million, and $6.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Minimum cash basis operating lease commitments follow (in thousands):

Year Ending December 31,
2019	$7,700
2020	7,789
2021	7,450
2022	6,738
2023	5,200
Thereafter	90
Total	$34,967

NOTE 16—OTHER OPERATING EXPENSES

The following is a summary of the major components of other operating expenses for the years ended December 31, 2018, 2017, and 2016.

	For the year ended December 31,
Components of Other Operating Expenses (in thousands)	2018	2017	2016
Professional fees	$16,365	$12,154	$12,089
Travel and entertainment	10,003	8,038	7,004
Rent	8,107	7,057	6,404
Marketing and preferred broker	7,951	7,819	5,607
Office expenses	8,028	6,776	4,539
All other	11,567	6,327	5,695
Total	$62,021	$48,171	$41,338

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth unaudited selected financial data and operating information on a quarterly basis as of and for the years ended December 31, 2018 and 2017.

Selected Quarterly Financial Data	As of and for the year ended December 31, 2018
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$124,166	$99,170	$102,237	$81,509
Servicing fees	52,092	50,781	49,317	48,040
Total revenues	214,933	184,657	178,204	147,452
Personnel	90,828	79,776	71,426	55,273
Amortization and depreciation	36,271	36,739	35,489	33,635
Total expenses	149,603	133,998	125,234	103,561
Income from operations	65,330	50,659	52,970	43,891
Walker & Dunlop net income	45,750	37,716	41,112	36,861
Basic EPS	$1.47	$1.20	$1.31	$1.18
Diluted EPS	1.41	1.15	1.26	1.14
Total transaction volume	$9,353,456	$7,651,791	$6,193,023	$4,849,262
Servicing portfolio	$85,689,262	$80,485,634	$77,820,741	$75,836,280

Selected Quarterly Financial Data	As of and for the year ended December 31, 2017
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Gains from mortgage banking activities	$129,458	$111,304	$102,176	$96,432
Servicing fees	46,713	44,900	43,214	41,525
Total revenues	207,202	179,736	166,407	158,512
Personnel	91,120	78,469	63,516	56,172
Amortization and depreciation	33,705	32,343	32,860	32,338
Total expenses	140,442	125,040	110,325	102,389
Income from operations	66,760	54,696	56,082	56,123
Walker & Dunlop net income	98,961	34,378	34,567	43,221
Basic EPS	$3.16	$1.09	$1.10	$1.38
Diluted EPS	3.03	1.05	1.06	1.33
Total transaction volume	$8,312,167	$8,549,532	$6,031,636	$5,012,496
Servicing portfolio	$74,309,991	$70,138,557	$66,290,754	$64,384,024

The error described in NOTE 12 impacted the quarterly results previously reported as shown in the tables below.

	For the year ended December 31, 2018
As previously reported	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Basic EPS	$1.52	$1.24	$1.36	$1.23
Diluted EPS	1.44	1.17	1.28	1.16

As corrected
Basic EPS	$1.47	$1.20	$1.31	$1.18
Diluted EPS	1.41	1.15	1.26	1.14

Difference
Basic EPS	$(0.05)	$(0.04)	$(0.05)	$(0.05)
Diluted EPS	(0.03)	(0.02)	(0.02)	(0.02)

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the year ended December 31, 2017
As previously reported	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Basic EPS	$3.30	$1.14	$1.15	$1.45
Diluted EPS	3.06	1.06	1.08	1.35

As corrected
Basic EPS	$3.16	$1.09	$1.10	$1.38
Diluted EPS	3.03	1.05	1.06	1.33

Difference
Basic EPS	$(0.14)	$(0.05)	$(0.05)	$(0.07)
Diluted EPS	(0.03)	(0.01)	(0.02)	(0.02)