Form 10-Q
period 2019-03-31
Walker & Dunlop, Inc.
filed 2019-05-01
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 24, 2019, there were 30,746,617 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Cash and cash equivalents	$109,862	$90,058
Restricted cash	17,561	20,821
Pledged securities, at fair value	117,566	116,331
Loans held for sale, at fair value	1,226,380	1,074,348
Loans held for investment, net	471,561	497,291
Servicing fees and other receivables, net	52,643	50,419
Derivative assets	27,605	35,536
Mortgage servicing rights	677,946	670,146
Goodwill and other intangible assets	183,449	177,093
Other assets	84,320	50,014
Total assets	$2,968,893	$2,782,057

Liabilities
Accounts payable and other liabilities	$306,515	$312,949
Performance deposits from borrowers	17,471	20,335
Derivative liabilities	29,891	32,697
Guaranty obligation, net of accumulated amortization	49,376	46,870
Allowance for risk-sharing obligations	6,682	4,622
Warehouse notes payable	1,335,461	1,161,382
Note payable	295,425	296,010
Total liabilities	$2,040,821	$1,874,865

Equity
Preferred shares, authorized 50,000; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,973 shares at March 31, 2019 and 29,497 shares at December 31, 2018.	300	295
Additional paid-in capital ("APIC")	223,742	235,152
Accumulated other comprehensive income (loss) ("AOCI")	226	(75)
Retained earnings	698,894	666,752
Total stockholders’ equity	$923,162	$902,124
Noncontrolling interests	4,910	5,068
Total equity	$928,072	$907,192
Commitments and contingencies (NOTES 2 and 10)	—	—
Total liabilities and equity	$2,968,893	$2,782,057

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
Revenues
Gains from mortgage banking activities	$98,735	$81,509
Servicing fees	52,199	48,040
Net warehouse interest income	7,021	1,857
Escrow earnings and other interest income	14,068	7,348
Other	15,414	8,698
Total revenues	$187,437	$147,452

Expenses
Personnel	$71,631	$55,273
Amortization and depreciation	37,903	33,635
Provision (benefit) for credit losses	2,675	(477)
Interest expense on corporate debt	3,652	2,179
Other operating expenses	15,492	12,951
Total expenses	$131,353	$103,561
Income from operations	$56,084	$43,891
Income tax expense	12,024	7,184
Net income before noncontrolling interests	$44,060	$36,707
Less: net income (loss) from noncontrolling interests	(158)	(154)
Walker & Dunlop net income	$44,218	$36,861
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	301	(127)
Walker & Dunlop comprehensive income	$44,519	$36,734

Basic earnings per share (NOTE 11)	$1.44	$1.18
Diluted earnings per share (NOTE 11)	$1.39	$1.14

Basic weighted average shares outstanding	29,680	30,020
Diluted weighted average shares outstanding	30,684	31,128

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income before noncontrolling interests	$44,060	$36,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(40,938)	(32,693)
Change in the fair value of premiums and origination fees	2,955	945
Amortization and depreciation	37,903	33,635
Provision (benefit) for credit losses	2,675	(477)
Originations of loans held for sale	(3,773,443)	(2,455,871)
Sales of loans to third parties	3,622,404	2,619,131
Other operating activities, net	(30,978)	(24,340)
Net cash provided by (used in) operating activities	$(135,362)	$177,037

Cash flows from investing activities
Capital expenditures	$(1,461)	$(516)
Purchases of pledged available-for-sale securities	(4,078)	(18,634)
Funding of preferred equity investments	—	(1,100)
Distributions from (investments in) Interim Program JV	(1,679)	1,055
Acquisitions, net of cash received	(7,180)	—
Originations of loans held for investment	(33,362)	(7,319)
Principal collected on loans held for investment upon payoff	60,145	14,126
Net cash provided by (used in) investing activities	$12,385	$(12,388)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$151,814	$(124,705)
Borrowings of interim warehouse notes payable	21,976	—
Repayments of interim warehouse notes payable	—	(10,594)
Repayments of note payable	(750)	(276)
Proceeds from issuance of common stock	4,187	4,851
Repurchase of common stock	(24,159)	(21,400)
Cash dividends paid	(9,319)	(7,838)
Payment of contingent consideration	(6,450)	(5,150)
Debt issuance costs	(824)	(1,086)
Net cash provided by (used in) financing activities	$136,475	$(166,198)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$13,498	$(1,549)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	120,348	286,680
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$133,846	$285,131

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$17,785	$10,500
Cash paid for income taxes	372	805

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of commercial real estate debt and equity financing products, provides property sales brokerage services with a specific focus on multifamily, and engages in commercial real estate investment management activities. Through its mortgage bankers and property sales brokers, the Company offers its customers Agency Lending, Debt Brokerage, and Principal Lending and Investing products and Multifamily Property Sales services.

Through its Agency Lending products, the Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”. Through its Debt Brokerage products, the Company brokers, and in some cases services, loans for various life insurance companies, commercial banks, commercial mortgage backed securities issuers, and other institutional investors, in which cases the Company does not fund the loan.

The Company also provides a variety of commercial real estate finance and equity products through its Principal Lending and Investing products, including interim loans, preferred equity, and Joint Venture (“JV”) equity on commercial real estate properties. Interim loans on multifamily properties are offered (i) through the Company and recorded on the Company’s balance sheet (the “Interim Program”) and (ii) through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., in which the Company holds a 15% ownership interest (the “Interim Program JV”). Interim loans on all commercial real estate property types are offered through separate accounts managed by the Company’s subsidiary, JCR Capital Investment Corporation (“JCR”). Preferred equity and JV equity on commercial real estate properties are offered through funds managed by JCR.

The Company brokers the sale of multifamily properties through its 75% owned subsidiary, Walker & Dunlop Investment Sales (“WDIS”).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany transactions have been eliminated in consolidation. When the Company has significant influence over operating and financial decisions for an entity but does not have control over the entity or own a majority of the voting interests, the Company accounts for the investment using the equity method of accounting.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2019. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2019. No other material subsequent events have occurred that would require disclosure.

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

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of generally up to three years and are all multifamily loans with similar risk characteristics. As of March 31, 2019, Loans held for investment, net consisted of 15 loans with an aggregate $476.8 million of unpaid principal balance less $4.4 million of net unamortized deferred fees and costs and $0.8 million of allowance for loan losses. As of December 31, 2018, Loans held for investment, net consisted of 14 loans with an aggregate $503.5 million of unpaid principal balance less $6.0 million of net unamortized deferred fees and costs and $0.2 million of allowance for loan losses. Included within the Loans held for investment, net balance as of March 31, 2019 and December 31, 2018 is a participation in a subordinated note with a large institutional investor in multifamily loans that was fully funded with corporate cash. The note is collateralized, in part, by a portfolio of multifamily loans and is scheduled to mature at the end of the third quarter of 2019. The unpaid principal balance of the participation was $132.6 million as of March 31, 2019 and $150.0 million as of December 31, 2018.

In the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $77.8 million is presented as a component of Loans held for investment, net in the Condensed Consolidated Balance Sheet as of March 31, 2019, and the secured borrowing of $70.1 million is included within Accounts payable and other liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2019. The Company does not have credit risk related to the $70.1 million of loans that were transferred.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent, impaired, and on non-accrual status as of March 31, 2019. None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2018. Prior to 2019, the Company did not experience any delinquencies related to these loans. The Company has never charged off any loan held for investment. The allowances for loan losses recorded as of March 31, 2019 and December 31, 2018 were based on the Company’s collective assessment of the portfolio.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31,
Components of Provision (benefit) for Credit Losses (in thousands)	2019	2018
Provision (benefit) for loan losses	$623	$(14)
Provision (benefit) for risk-sharing obligations	2,052	(463)
Provision (benefit) for credit losses	$2,675	$(477)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of loans held for investment is typically financed with matched borrowings under our warehouse facilities. The portion of loans held for sale or investment not funded with matched borrowings is financed with the Company’s own cash. On occasion, the Company may fully fund a limited number of loans held for sale or loans held for investment with corporate cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment during the period of time the loan is outstanding. Included in Net warehouse interest income for the three months ended March 31, 2019 and 2018 are the following components:

	For the three months ended
	March 31,
Components of Net Warehouse Interest Income (in thousands)	2019	2018
Warehouse interest income - loans held for sale	$13,984	$8,763
Warehouse interest expense - loans held for sale	(13,955)	(7,655)
Net warehouse interest income - loans held for sale	$29	$1,108

Warehouse interest income - loans held for investment	$9,667	$1,422
Warehouse interest expense - loans held for investment	(2,675)	(673)
Warehouse interest income - secured borrowings	888	—
Warehouse interest expense - secured borrowings	(888)	—
Net warehouse interest income - loans held for investment	$6,992	$749

Total net warehouse interest income	$7,021	$1,857

Income Taxes—The Company records the realizable excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded realizable excess tax benefits of $3.4 million and $4.1 million during the three months ended March 31, 2019 and 2018, respectively.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 10) to be restricted cash and restricted cash equivalents. The following table, in conjunction with the detail of Pledged securities, at fair value presented in NOTE 10, presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of March 31, 2019 and 2018 and December 31, 2018 and 2017.

	March 31,		December 31,
(in thousands)	2019	2018	2018	2017
Cash and cash equivalents	$109,862	$193,695	$90,058	$191,218
Restricted cash	17,561	16,991	20,821	6,677
Pledged cash and cash equivalents	6,423	74,445	9,469	88,785
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$133,846	$285,131	$120,348	$286,680

Contracts with Customers—The majority of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The Company had no contract assets or liabilities as of March 31, 2019 and December 31, 2018. The following table presents information about the Company’s contracts with customers for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31,
Description (in thousands)	2019	2018	Statement of income line item
Certain loan origination fees	$11,531	$11,285	Gains from mortgage banking activities
Property sales broker fees, investment management fees, assumption fees, application fees, and other	8,961	4,325	Other revenues
Total revenues derived from contracts with customers	$20,492	$15,610

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

Recently Adopted and Recently Announced Accounting Pronouncements—In the first quarter of 2016, Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (Topic 842) was issued. ASU 2016-02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, accrued rent, lease incentives received, and the lessee’s initial direct costs. Lessees generally recognize lease expense for these leases on a straight-line basis, which is similar to the previous accounting treatment. ASU 2016-02 requires additional disclosures and requires one of two adoption approaches: (i) modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with a cumulative-effect adjustment to retained earnings recorded at the earliest comparative period or (ii) prospective approach with a cumulative-effect adjustment recorded to retained earnings upon the date of adoption.

The Company adopted the standard as required on January 1, 2019 and elected the available practical expedients that were applicable to the Company and the prospective approach. There was no change to the classification of the Company’s leases, which are all currently classified as operating leases. NOTE 12 contains additional detail about the impact ASU 2016-02 had on the Company’s financial position and results of operations.

In the third quarter of 2018, Accounting Standards Update 2018-15 (“ASU 2018-15”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract was issued. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets. Capitalized implementation costs are amortized over the term of the hosting arrangement, and the expense related to the capitalized implementation costs is recorded in the same line in the financial statements as the cloud service cost. The Company early-adopted ASU 2018-15 on January 1, 2019 using the prospective approach. During the first quarter of 2019, the Company capitalized $1.9 million of implementation costs. Amortization of these costs has not begun as the Company has not placed the hosting arrangements into service.

In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued. ASU 2016-13 ("the Standard") represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance in the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses and the way it assesses impairment on its pledged available-for-sale (“AFS”) securities. ASU 2016-13 requires modified retrospective application to all outstanding, in-scope instruments, with a cumulative-effect adjustment recorded to opening retained earnings as of the beginning of the period of adoption.

The Company plans on adopting ASU 2016-13 when the standard is required to be adopted, January 1, 2020. The Company is in the process of determining the significance of the impact the Standard will have on its financial statements. The Company expects its allowance for risk-sharing obligations to increase when ASU 2016-13 is adopted.

There are no other accounting pronouncements previously issued by the FASB but not yet effective or not yet adopted by the Company that have the potential to materially impact the Company’s condensed consolidated financial statements.

There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2018 Form 10-K.

Immaterial Correction of an Error—In the fourth quarter of 2018, the Company identified  and corrected an immaterial error in the way earnings per share were calculated for quarterly and annual financial results presented in its previous filings. The Company’s 2018 Form 10-K contains additional detail related to the correction of the immaterial error. This Quarterly Report on Form 10-Q presents the corrected basic and diluted earnings per share for the three months ended March 31, 2018.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three months ended March 31, 2019 and 2018:

	March 31,
Components of Gains from Mortgage Banking Activities (in thousands)	2019	2018
Contractual loan origination related fees, gross	$60,653	$54,384
Co-broker fees	(2,856)	(5,568)
Fair value of expected net cash flows from servicing recognized at commitment	45,035	35,228
Fair value of expected guaranty obligation recognized at commitment	(4,097)	(2,535)
Total gains from mortgage banking activities	$98,735	$81,509

NOTE 4—MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) represent the carrying value of the commercial servicing rights retained by the Company for mortgage loans originated and sold and MSRs acquired from third parties. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with the servicing rights. MSRs are amortized using the interest method over the period that servicing income is expected to be received. The Company has one class of MSRs.

The fair values of the MSRs at March 31, 2019 and December 31, 2018 were $867.8 million and $858.7 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at March 31, 2019 is a decrease in the fair value of $27.2 million.

The impact of a 200-basis point increase in the discount rate at March 31, 2019 is a decrease in the fair value of $52.6 million.

These sensitivities are hypothetical and should be used with caution. These hypothetical scenarios do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three months ended March 31, 2019 and 2018 is shown in the table below:

	For the three months ended
	March 31,
Roll Forward of MSRs (in thousands)	2019	2018
Beginning balance	$670,146	$634,756
Additions, following the sale of loan	47,102	30,922
Amortization	(34,203)	(32,161)
Pre-payments and write-offs	(5,099)	(2,486)
Ending balance	$677,946	$631,031

The following tables summarize the gross value, accumulated amortization, and net carrying value of the Company’s acquired and originated commercial MSRs as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Gross	Accumulated	Net
(in thousands)	value	amortization	carrying value
Acquired MSRs	$185,529	$(139,805)	$45,724
Originated MSRs	934,420	(302,198)	632,222
Total	$1,119,949	$(442,003)	$677,946

	As of December 31, 2018
	Gross	Accumulated	Net
(in thousands)	value	amortization	carrying value
Acquired MSRs	$185,529	$(136,929)	$48,600
Originated MSRs	914,910	(293,364)	621,546
Total	$1,100,439	$(430,293)	$670,146

The expected amortization of MSRs recorded as of March 31, 2019 is shown in the table below. Actual amortization may vary from these estimates.

	Originated MSRs	Acquired MSRs	Total MSRs
(in thousands)	Amortization	Amortization	Amortization
Nine Months Ending December 31,
2019	$90,131	$7,296	$97,427
Year Ending December 31,
2020	$109,244	$8,801	$118,045
2021	96,362	7,546	103,908
2022	82,984	5,886	88,870
2023	71,519	5,122	76,641
2024	59,162	4,573	63,735
Thereafter	122,820	6,500	129,320
Total	$632,222	$45,724	$677,946

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

Activity related to the guaranty obligation for the three months ended March 31, 2019 and 2018 is presented in the following table:

	For the three months ended
	March 31,
Roll Forward of Guaranty Obligation (in thousands)	2019	2018
Beginning balance	$46,870	$41,187
Additions, following the sale of loan	4,863	1,783
Amortization	(2,349)	(1,808)
Other	(8)	262
Ending balance	$49,376	$41,424

Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2019 and 2018 is shown in the following table:

	For the three months ended
	March 31,
Roll Forward of Allowance for Risk-sharing Obligations (in thousands)	2019	2018
Beginning balance	$4,622	$3,783
Provision (benefit) for risk-sharing obligations	2,052	(463)
Write-offs	—	—
Other	8	(262)
Ending balance	$6,682	$3,058

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

The Allowance for risk-sharing obligations as of March 31, 2019 is based largely on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of March 31, 2019. As of March 31, 2019, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $7.0 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $87.7 billion as of March 31, 2019 compared to $85.7 billion as of December 31, 2018.

As of March 31, 2019 and December 31, 2018, custodial escrow accounts relating to loans serviced by the Company totaled $2.0 billion and $2.3 billion, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 7—WAREHOUSE NOTES PAYABLE

At March 31, 2019, to provide financing to borrowers, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $2.7 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company

has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged all of its loans held for investment for which funding is obtained against these Interim Warehouse Facilities. The maximum amount and outstanding borrowings under the warehouse notes payable at March 31, 2019 are shown in the table below:

	March 31, 2019
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility[1]	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$200,000	$625,000	$91,942	30-day LIBOR plus 1.20%
Agency Warehouse Facility #2	500,000	300,000	800,000	414,696	30-day LIBOR plus 1.20%
Agency Warehouse Facility #3	500,000	—	500,000	258,276	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	350,000	166,563	30-day LIBOR plus 1.20%
Agency Warehouse Facility #5	30,000	—	30,000	12,469	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	100,000	350,000	162,253	30-day LIBOR plus 1.20%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	78,867	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,055,000	$2,100,000	$4,155,000	$1,185,066

Interim Warehouse Facility #1	$135,000	$—	$135,000	$68,390	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	37,900	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	75,000	45,225	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	—	30-day LIBOR plus 1.75%
Total Interim Warehouse Facilities	$410,000	$—	$410,000	$151,515
Debt issuance costs	—	—	—	(1,120)
Total warehouse facilities	$2,465,000	$2,100,000	$4,565,000	$1,335,461

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

During the second quarter of 2019, the Company executed the tenth amendment to the warehouse agreement related to Agency Warehouse Facility #3. The amendment extended the maturity date to April 30, 2020 and decreased the borrowing rate to 30-day London Interbank Offered Rate (“LIBOR”) plus 115 basis points. No other material modifications have been made to the agreement during 2019.

During the first quarter of 2019, the Company executed the second amendment to the warehouse agreement related to Agency Warehouse Facility #6. The amendment extended the maturity date to January 31, 2020. No other material modifications have been made to the agreement during 2019.

During the first quarter of 2019, the Company executed the ninth amendment to the credit and security agreement related to Interim Warehouse Facility #1 that increased the maximum borrowing capacity to $135.0 million. During the second quarter of 2019, the Company executed the tenth amendment to the credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications have been made to the agreement during 2019.

During the first quarter of 2019, the Company executed a warehousing credit and security agreement to establish Interim Warehouse Facility #4. The warehouse facility has a committed $100.0 million maximum borrowing amount.  The Company can fund certain interim loans to a specific large institutional borrower, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 175 basis points. During the second quarter of 2019, the Company executed the first amendment to the warehousing credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications have been made to the agreement during 2019.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of the current period end.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the three months ended March 31, 2019 and 2018 follows:

	For the three months ended
	March 31,
Roll Forward of Goodwill (in thousands)	2019	2018
Beginning balance	$173,904	$123,767
Additions from acquisitions	6,520	—
Impairment	—	—
Ending balance	$180,424	$123,767

The additions from acquisitions during the three months ended March 31, 2019 shown in the table above relates to an immaterial acquisition of a technology company that has developed automated solutions for parts of the loan underwriting process. Substantially all of the value associated with this acquisition related to its assembled workforce, resulting in substantially all of the consideration paid being considered goodwill. The Company expects none of the goodwill to be tax deductible. Total revenues and income from operations since the acquisition and the pro-forma incremental revenues and earnings related to the acquired entities as if the acquisition had occurred as of January 1, 2018 are immaterial. As of March 31, 2019 and December 31, 2018, the balance of intangible assets acquired from acquisitions totaled $3.0 million and $3.2 million, respectively. The weighted-average period over which the Company expects the intangible assets to be amortized is 5.3 years.

A summary of the Company’s contingent consideration, which is included in Accounts payable and other liabilities, as of and for the three months ended March 31, 2019 and 2018 follows:

	For the three months ended
	March 31,
Roll Forward of Contingent Consideration (in thousands)	2019	2018
Beginning balance	$11,630	$14,091
Accretion	143	231
Payments	(6,450)	(5,150)
Ending balance	$5,323	$9,172

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2019
Assets
Loans held for sale	$—	$1,226,380	$—	$1,226,380
Pledged securities	6,423	111,143	—	117,566
Derivative assets	—	—	27,605	27,605
Total	$6,423	$1,337,523	$27,605	$1,371,551

Liabilities
Derivative liabilities	$—	$—	$29,891	$29,891
Total	$—	$—	$29,891	$29,891

December 31, 2018
Assets
Loans held for sale	$—	$1,074,348	$—	$1,074,348
Pledged securities	9,469	106,862	—	116,331
Derivative assets	—	—	35,536	35,536
Total	$9,469	$1,181,210	$35,536	$1,226,215

Liabilities
Derivative liabilities	$—	$—	$32,697	$32,697
Total	$—	$—	$32,697	$32,697

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2019.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three months ended March 31, 2019 and 2018:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	March 31,
(in thousands)	2019	2018
Derivative assets and liabilities, net
Beginning balance	$2,839	$8,507
Settlements	(103,860)	(77,054)
Realized gains recorded in earnings (1)	101,021	68,547
Unrealized gains recorded in earnings (1)	(2,286)	12,962
Ending balance	$(2,286)	$12,962

(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2019:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$27,605	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$29,891	Discounted cash flow	Counterparty credit risk	—

(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2019 and December 31, 2018 are presented below:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$109,862	$109,862	$90,058	$90,058
Restricted cash	17,561	17,561	20,821	20,821
Pledged securities	117,566	117,566	116,331	116,331
Loans held for sale	1,226,380	1,226,380	1,074,348	1,074,348
Loans held for investment, net	471,561	476,158	497,291	503,549
Derivative assets	27,605	27,605	35,536	35,536
Total financial assets	$1,970,535	$1,975,132	$1,834,385	$1,840,643

Financial liabilities:
Derivative liabilities	$29,891	$29,891	$32,697	$32,697
Secured borrowings	70,052	70,052	70,052	70,052
Warehouse notes payable	1,335,461	1,336,581	1,161,382	1,162,791
Note payable	295,425	299,250	296,010	300,000
Total financial liabilities	$1,730,829	$1,735,774	$1,560,141	$1,565,540

The following methods and assumptions were used for recurring fair value measurements as of March 31, 2019:

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2019 and December 31, 2018.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2019
Rate lock commitments	$922,047	$17,865	$8,011	$25,876	$25,931	$(55)	$—
Forward sale contracts	2,108,589	—	(28,162)	(28,162)	1,674	(29,836)	—
Loans held for sale	1,186,542	19,687	20,151	39,838	—	—	39,838
Total		$37,552	$—	$37,552	$27,605	$(29,891)	$39,838

December 31, 2018
Rate lock commitments	$891,514	$20,285	$10,627	$30,912	$30,976	$(64)	$—
Forward sale contracts	1,927,017	—	(28,073)	(28,073)	4,560	(32,633)	—
Loans held for sale	1,035,503	21,399	17,446	38,845	—	—	38,845
Total		$41,684	$—	$41,684	$35,536	$(32,697)	$38,845

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries is discounted 5%, and multifamily Agency mortgage-backed securities (“Agency Multifamily MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency Multifamily MBS as of March 31, 2019. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2019 collateral requirements as outlined above. As of March 31, 2019, reserve requirements for the DUS loan portfolio will require the Company to fund $63.4 million in additional pledged securities over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2019. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At March 31, 2019, the net worth requirement was $179.4 million, and the Company's net worth, as defined in the requirements, was $598.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2019, the Company was required to maintain at least $35.4 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of March 31, 2019, the Company had operational liquidity, as defined in the requirements, of $144.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of March 31, 2019 and 2018 and December 31, 2018 and 2017:

	March 31,		December 31,
(in thousands)	2019	2018	2018	2017
Pledged cash and cash equivalents:
Restricted cash	$5,583	$2,630	$3,029	$2,201
Money market funds	840	71,815	6,440	86,584
Total pledged cash and cash equivalents	$6,423	$74,445	$9,469	$88,785
Agency debt securities	111,143	27,614	106,862	9,074
Total pledged securities, at fair value	$117,566	$102,059	$116,331	$97,859

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The investments in Agency debt securities consist of Agency Multifamily MBS and are all accounted for as AFS securities. The following table provides additional information related to the AFS Agency Multifamily MBS as of March 31, 2019 and December 31, 2018:

Fair Value and Amortized Cost of Agency Multifamily MBS (in thousands)	March 31, 2019	December 31, 2018
Fair value	$111,143	$106,862
Amortized cost	110,841	106,963
Total gains for securities with net gains in AOCI	450	77
Total losses for securities with net losses in AOCI	(148)	(178)

As of March 31, 2019, the Company does not intend to sell any of the Agency debt securities, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

The following table provides contractual maturity information related to the Agency Multifamily MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	March 31, 2019
Detail of Agency Multifamily MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	2,960	2,949
After five years through ten years	97,192	97,314
After ten years	10,991	10,578
Total	$111,143	$110,841

NOTE 11—EARNINGS PER SHARE

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2019 and 2018 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

For the three months ended March 31,

EPS Calculations (in thousands, except per share amounts)	2019	2018
Calculation of basic EPS
Walker & Dunlop net income	$44,218	$36,861
Less: dividends and undistributed earnings allocated to participating securities	1,509	1,389
Net income applicable to common stockholders	$42,709	$35,472
Weighted-average basic shares outstanding	29,680	30,020
Basic EPS	$1.44	$1.18

Calculation of diluted EPS
Net income applicable to common stockholders	$42,709	$35,472
Add: reallocation of dividends and undistributed earnings based on assumed conversion	38	38
Net income allocated to common stockholders	$42,747	$35,510
Weighted-average basic shares outstanding	29,680	30,020
Add: weighted-average diluted non-participating securities	1,004	1,108
Weighted-average diluted shares outstanding	30,684	31,128
Diluted EPS	$1.39	$1.14

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

	March 31,
Schedule of Anti-dilutive Securities (in thousands)	2019	2018
Average options	—	113
Average restricted shares	94	5

NOTE 12—LEASES

As noted previously, the Company adopted ASU 2016-02 on January 1, 2019 using the prospective approach. The Company elected the practical expedients that allowed the Company to not reassess (i) whether any existing agreement are or contain leases, (ii) lease classification of any existing agreements, and (iii) initial direct costs. The Company also elected the hindsight practical expedient to determine the lease term for all of its leases. In conjunction with the election of the hindsight practical expedient, the Company recorded a $1.0 million cumulative-effect adjustment to reduce retained earnings as of January 1, 2019.

In the normal course of business, the Company enters into lease arrangements for all of its office space. All such lease arrangements are accounted for as operating leases. The associated right-of-use (“ROU”) assets and liabilities are recorded under Other assets and Accounts payable and other liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2019. These operating leases do not provide an implicit discount rate; therefore, the Company uses the incremental borrowing rate of its long-term debt at lease commencement to calculate lease liabilities. The Company’s lease agreements often include options to extend or terminate the lease. Single lease cost related to these lease agreements is recognized on the straight-line basis over the term of the lease, which includes options to extend when it is reasonably certain that such options will be exercised and the Company knows what the lease payments will be during the optional periods. Single lease cost for the three months ended March 31, 2019 was $2.3 million, while rent expense for the three months ended March 31, 2018 was $1.9 million. As of March 31, 2019, ROU assets and lease liabilities were $24.4 million and $31.0 million, respectively. As of March 31, 2019, the weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were 4.3 years and 4.75%, respectively.

Maturities of lease liabilities as of March 31, 2019 follow (in thousands):

Nine Months Ending December 31,
2019	$6,039
Year Ending December 31,
2020	8,040
2021	7,707
2022	7,002
2023	5,364
Thereafter	90
Total lease payments	$34,242
Less imputed interest	(3,258)
Total	$30,984

Minimum cash basis operating lease commitments as of December 31, 2018 follow (in thousands):

Year Ending December 31,
2019	$7,700
2020	7,789
2021	7,450
2022	6,738
2023	5,200
Thereafter	90
Total	$34,967

NOTE 13—TOTAL EQUITY

A summary of changes in total equity for the three months ended March 31, 2019 and 2018 is presented below:

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	—	(1,002)	—	(1,002)
Walker & Dunlop net income	—	—	—	—	44,218	—	44,218
Net income (loss) from noncontrolling interests	—	—	—	—	—	(158)	(158)
Other comprehensive income (loss), net of tax	—	—	—	301	—	—	301
Stock-based compensation - equity classified	—	—	6,812	—	—	—	6,812
Issuance of common stock in connection with equity compensation plans	935	9	4,178	—	—	—	4,187
Repurchase and retirement of common stock	(459)	(4)	(22,400)	—	(1,755)	—	(24,159)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,319)	—	(9,319)
Balance at March 31, 2019	29,973	$300	$223,742	$226	$698,894	$4,910	$928,072

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2017	30,016	$300	$229,080	$93	$579,943	$5,565	$814,981
Walker & Dunlop net income	—	—	—	—	36,861	—	36,861
Net income (loss) from noncontrolling interests	—	—	—	—	—	(154)	(154)
Other comprehensive income (loss), net of tax	—	—	—	(127)	—	—	(127)
Stock-based compensation - equity classified	—	—	5,093	—	—	—	5,093
Issuance of common stock in connection with equity compensation plans	567	5	4,846	—	—	—	4,851
Repurchase and retirement of common stock	(435)	(4)	(12,687)	—	(8,709)	—	(21,400)
Cash dividends paid ($0.25 per common share)	—	—	—	—	(7,838)	—	(7,838)
Balance at March 31, 2018	30,148	$301	$226,332	$(34)	$600,257	$5,411	$832,267

During the first quarter of 2019, the Company repurchased under a 2018 share repurchase program 55 thousand shares of its common stock at a weighted average price of $42.79 per share and immediately retired the shares, reducing stockholders’ equity by $2.4 million. During the first quarter of 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock over a 12-month period. The Company had the full $50.0 million of authorized share repurchase capacity remaining as of March 31, 2019.

In February 2019, the Company’s Board of Directors declared a cash dividend of $0.30 per share for the first quarter of 2019. The dividend was paid during the first quarter of 2019 to all holders of record of our restricted and unrestricted common stock and restricted stock units. In April 2019, the Company’s Board of Directors declared a dividend of $0.30 per share for the second quarter of 2019. The dividend will be paid June 4, 2019 to all holders of record of our restricted and unrestricted common stock and restricted stock units as of May 17, 2019. The Company expects the dividends paid during 2019 to be an insignificant portion of the Company’s net income, retained earnings, and cash and cash equivalents.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K”).

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
•

other risks and uncertainties associated with our business described in our 2018 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States. We originate, sell, and service a range of commercial real estate debt and equity financing products, provide property sales brokerage services with a specific focus on multifamily, and engage in commercial real estate investment management activities. Our clients are owners and developers of commercial real estate across the country. We offer the following products to our clients:

•

Agency Lending: We originate and sell loans through the programs of the GSEs, the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD;” and HUD collectively with the GSEs, the “Agency Lending”), with which we have long-established relationships. We are approved as a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender nationally, an approved lender (Seller/Servicer) in Freddie Mac Multifamily’s OptigoSM network (“Optigo Seller/Servicer”) nationally, an Optigo Seller/Servicer for Seniors Housing and Targeted Affordable Housing, a HUD Multifamily Accelerated Processing lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer.

We recognize gains from mortgage banking activities from our Agency Lending products when we commit to both originate a loan with a borrower and sell that loan to an investor. The gains from mortgage banking activities for these transactions reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained.

We fund our Agency Lending products generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain concurrent with rate lock. Proceeds from the sale of the loan are used to pay off the warehouse borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. We earn net warehouse interest income from loans held for sale while they are outstanding equal to the difference between the note rate on the Agency loan and the cost of borrowing of the warehouse facility.

We retain servicing rights and asset management responsibilities on substantially all of the Agency loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment fees to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

We are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process for our Agency Lending activities. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the Agencies that specify the cost of a failed loan delivery, also known as a “pair off fee”, in the event we fail to deliver the loan to the investor. To protect us against such pair off fees, we require a deposit from the borrower at rate lock that is typically more than the potential pair off fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is limited to loans up to $200 million, which equates to a maximum loss per loan of $40 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $200 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $200 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

•

Debt Brokerage: We broker, and in some cases service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities issuers, and other institutional investors, in which cases we do not fund the loan. Our mortgage bankers who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers' needs. These loans are then funded directly by the institutional lender, and we receive an origination fee for placing the loan. For those brokered loans we also service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn for servicing Agency loans.

•

Principal Lending and Investing:  Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., we offer short-term senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

Using a combination of our own capital and warehouse debt financing, we offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Program”). We underwrite, service, and asset-manage all loans executed through the Interim

Program. We originate and hold these Interim Program loans for investment, which are included on our balance sheet, and during the time that these loans are outstanding, we assume the full risk of loss. The ultimate goal of the Interim Program is to provide permanent Agency financing on these transitional properties. Since we began originating interim loans in 2012, we have not charged off any Interim Program loans.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. We fund these preferred equity investments with our own capital and hold the investments until maturity, during which time we assume the full risk of loss. There were no preferred equity investments as of March 31, 2019.

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries (“JCR”), the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition of JCR, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify our operations by growing our investment management platform. JCR’s current assets under management (“AUM”) of $1.0 billion primarily consist of three sources: Fund III, Fund IV, and separate accounts managed for life insurance companies. AUM for Fund III and Fund IV consist of both unfunded commitments and funded investments. AUM for the separate account consists entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. JCR receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to Fund III and Fund IV, JCR receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

•

Property Sales: Through a majority ownership interest in Walker & Dunlop Investment Sales, LLC (“WDIS”), we offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients. Our property sales services are offered in various regions throughout the United States. We have added several property sales brokerage teams over the past few years and continue to seek to add other property sales brokers, with the goal of expanding these brokerage services to cover all major regions throughout the United States.

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

When we place a risk-sharing loan on our watch list, we transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The Allowance for risk-sharing obligations as of March 31, 2019 is based primarily on general reserves related to the loans on the watch list as of March 31, 2019.

Overview of Current Business Environment

The fundamentals of the commercial real estate market remain strong. For the last two years, multifamily debt financing activity has represented at least 80% of our total debt financing activity and has been a meaningful driver of our operating performance. Multifamily occupancy rates and effective rents remain strong based upon robust rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and mortgage banking volumes due to their importance to the cash flows of the underlying properties. Additionally, the headwinds facing single-family home ownership, including high valuations, volatile interest rates, and low credit availability, have led to home ownership levels at or near historic lows. At the same time, new household formation continues to grow, unemployment levels remain at historic lows, and macroeconomic indicators are strong, all resulting in high demand for multifamily housing.

The Mortgage Bankers’ Association (“MBA”) recently reported that commercial and multifamily mortgage debt outstanding ended 2018 at $3.4 trillion, 6.8% higher than at the end of 2017 and the largest annual increase since the Great Recession. Multifamily mortgage debt outstanding rose to $1.4 trillion as of the end of 2018, an increase of 8.1% from the end of 2017 and the largest increase in multifamily mortgage debt on record. Agency lending collectively accounted for 67% of the multifamily growth. The MBA also reported that fourth quarter 2018 commercial and multifamily loan originations showed an increase of 14% compared to the fourth quarter of 2017 despite the broader market volatility, while multifamily loan originations grew by 32% year over year.

The increase in rental housing demand and gaps in single-family housing construction have led to continued steadily rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. According to RealPage, a provider of commercial real estate data and analytics, rent growth increased 3.2% on an annual basis during the first quarter of 2019, an increase from the annualized monthly growth rate for most of 2018. RealPage also reported that the vacancy rate at the end of the first quarter of 2019 was 4.8% compared to 4.9% at the end of the first quarter of 2018 as the demand in the multifamily market absorbed the new construction over the past year. We believe that the market demand for multifamily housing in the upcoming quarters will continue to absorb most of the capacity created by new construction and that vacancy rates will remain near historic lows, continuing to make multifamily properties an attractive investment option.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial real estate and multifamily mortgage market has experienced historically low cost of borrowing, which has further encouraged capital investment into commercial real estate. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of investors and amount of capital available to lend have increased. All of these factors have benefited our total transaction volumes over the past several years, especially in 2018, which was a record. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

The Federal Reserve did not raise its targeted Fed Funds Rate during the first quarter of 2019 but has raised it by 150 basis points during the past two years. We have not experienced a pronounced or sustained decline in loan origination volume as a result of the increases in the Fed Funds Rate as (i) long-term mortgage interest rates have remained at relatively low levels due to a flattened yield curve throughout most of the past two years, (ii) there remains a significant number of capital market participants that are investing in commercial real estate and multifamily properties, and (iii) investor spreads have tightened. However, towards the end of the second quarter of 2018 and continuing through the first quarter of 2019, we have experienced compression in the servicing fees we receive on our loan originations with Fannie Mae due to increased competition for loan originations, combined with a 50-basis-point increase in interest rates and the flattening of the yield curve during this period. The decrease in servicing fees on new Fannie Mae loan originations during this period has contributed to compression in the gain on sale margin for our Fannie Mae production compared to the year ago quarter but in line with the margin experienced in the second half of 2018. The number, timing, and magnitude of any future interest rate changes by the Federal Reserve, taken together with previous interest rate increases and combined with other macroeconomic and market factors, including increased competition for loan originations, may have a different future effect on the commercial real estate market and on us.

We expect to see continued strength in the multifamily market for the foreseeable future due to the underlying fundamentals of the multifamily market as labor markets are strong, single-family home ownership remains challenging to obtain for many households, and demand increases from new household formation. This expectation is consistent with recently released data from MBA’s 2019 survey of commercial real estate firms which shows that 55% of the firms expect loan originations to increase in 2019.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2019 GSE Scorecard (“2019 Scorecard”) established Fannie Mae’s and Freddie Mac’s 2019 loan origination caps at $35.0 billion each for market-rate apartments (“2019 Caps”), the same as 2018 as the FHFA expects 2019 volumes in the multifamily market to be consistent with those seen in 2018. Affordable housing loans and manufactured housing rental community loans continue to be excluded from the 2019 Caps. Additionally, the definition of the affordable housing loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion from the 2018 Caps for the pro-rata portion of any loan on a multifamily property that includes affordable housing units. The 2019 Scorecard provides the FHFA with the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2019 Caps upward should the market be larger than expected in 2019. The 2019 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance multifamily properties that invest in energy or water efficiency improvements (“green loans”). The 2019 Scorecard did change the definition for green loans, making it harder for loans to qualify as green loans. This change in the definition for green loans may result in fewer loans being excluded from the 2019 Caps than in previous years and may thus constrain the GSEs’ lending volumes in 2019.

The GSEs reported combined loan origination volume of $30.3 billion during the first quarter of 2019 compared to $24.3 billion during the first quarter of 2018, an increase of 25%. This increase in overall GSE mortgage banking volume benefitted our GSE mortgage banking volume period over period. We expect the GSEs to maintain their historical market share in a multifamily origination market that is projected by Freddie Mac and the MBA on average to be $313 billion in 2019.  We believe our market leadership positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. A new director of the FHFA was sworn in on April 15, 2019 following confirmation by the Senate. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2019.

We continue to significantly grow our debt brokerage platform through hiring and acquisitions to gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with additions of mortgage bankers over the past several years, has resulted in significant growth in our brokered mortgage banking volume despite the 9% decrease in brokered mortgage banking volume from the first quarter of 2018 to the first quarter of 2019. Our outlook for our debt brokerage platform is positive as we expect continued growth in commercial and multifamily markets in the near future.

During the first quarter of 2019, the U.S. government was shut down for approximately one month, during which time HUD processed no loan commitments. The shutdown negatively impacted the amount of loan originations at HUD, which contributed to a decrease of 49% in our HUD mortgage banking volume from the first quarter of 2018 to the first quarter of 2019. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We continue to seek to add resources and scale to our HUD lending platform, particularly in the area of construction lending, seniors housing, and skilled nursing, where HUD remains an important provider of capital.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional properties and dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, floating-rate, high-yield commercial real estate investments. We originated $48.6 million of interim loans during the three months ended March 31, 2019 compared to $24.7 million during the three months ended March 31, 2018. Of the overall interim loan origination volume for the three months ended March 31, 2019 and 2018, $15.3 million and $17.8 million, respectively, were originated for the Interim Program JV.

We saw increased activity in our multifamily-focused property sales platform for the first quarter of 2019 compared to the same period in 2018 as the macroeconomic conditions, combined with the decrease in interest rates during the first quarter of 2019, made multifamily properties an attractive investment. We have made additions to our property sales team over the past year and continue our efforts to expand the platform more broadly across the United States and to increase the size of our property sales team to capture what we believe will be strong multifamily property sales activity over the coming years.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2019 and 2018. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended
	March 31,
(dollars in thousands)	2019	2018
Transaction Volume:
Components of Mortgage Banking Volume
Fannie Mae	$1,982,810	$1,240,502
Freddie Mac	1,573,634	1,319,977
Ginnie Mae - HUD	178,258	352,416
Brokered (1)	1,434,129	1,573,909
Principal Lending and Investing (2)	75,862	24,713
Total Mortgage Banking Volume	$5,244,693	$4,511,517
Property Sales Volume	696,611	337,745
Total Transaction Volume	$5,941,304	$4,849,262

Key Performance Metrics:
Operating margin	30%	30%
Return on equity	20	18
Walker & Dunlop net income	$44,218	$36,861
Adjusted EBITDA (3)	66,684	52,149
Diluted EPS (4)	1.39	1.14

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	38%	37%
Other operating expenses	8	9

Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees (5)	1.11%	1.08%
Gains attributable to MSRs (5)	0.79	0.73
Gains attributable to MSRs, as a percentage of Agency loan origination volume (6)	1.10	1.12

SUPPLEMENTAL OPERATING DATA – continued

(dollars in thousands)	As of March 31,
Managed Portfolio:	2019	2018
Components of Servicing Portfolio
Fannie Mae	$36,835,756	$32,566,330
Freddie Mac	31,367,939	27,709,640
Ginnie Mae - HUD	9,986,488	9,634,192
Brokered (7)	9,227,409	5,865,961
Principal Lending and Investing (8)	274,090	60,157
Total Servicing Portfolio	$87,691,682	$75,836,280
Assets under management (9)	1,427,334	155,324
Total Managed Portfolio	$89,119,016	$75,991,604

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	24.0	25.6
Weighted-average remaining servicing portfolio term (years)	9.8	9.8

The following table summarizes JCR’s AUM as of March 31, 2019:

	Unfunded	Funded
Components of JCR assets under management (in thousands)	Commitments	Investments	Total
Fund III	$95,171	$146,896	$242,067
Fund IV	231,761	76,165	307,926
Separate account	—	463,920	463,920
Total assets under management	$326,932	$686,981	$1,013,913

(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities, commercial banks, and other capital sources.
(2)

For the three months ended March 31, 2019, includes $15.3 million from the Interim Program JV, $33.3 million from the Interim Program, and $27.3 million from JCR separate accounts. For the three months ended March 31, 2018, includes $17.7 million from the Interim Program JV and $7.0 million the Interim Program.

(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)

Diluted EPS has been corrected from the amount reported on our Quarterly Report on form 10-Q for the three months ended March 31, 2018. See the 2018 Form 10-K for additional detail related to the correction.

(5)	Excludes the income and mortgage banking volume from Principal Lending and Investing.
(6)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(7)	Brokered loans serviced primarily for life insurance companies.
(8)	Consists of interim loans not managed for the Interim Program JV.
(9)

Includes $343.3 million of Interim Program JV managed loans, $70.1 million of loans serviced directly for the Interim Program JV partner, and JCR assets under management of $1.0 billion. As of March 31, 2018, the entire balance consists of Interim Program JV managed loans.

The following table presents a period-to-period comparison of our financial results for the three months ended March 31, 2019 and 2018.

FINANCIAL RESULTS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Revenues
Gains from mortgage banking activities	$98,735	$81,509	$17,226	21%
Servicing fees	52,199	48,040	4,159	9
Net warehouse interest income	7,021	1,857	5,164	278
Escrow earnings and other interest income	14,068	7,348	6,720	91
Property sales broker fees	4,541	2,130	2,411	113
Other	10,873	6,568	4,305	66
Total revenues	$187,437	$147,452	$39,985	27

Expenses
Personnel	$71,631	$55,273	$16,358	30%
Amortization and depreciation	37,903	33,635	4,268	13
Provision (benefit) for credit losses	2,675	(477)	3,152	(661)
Interest expense on corporate debt	3,652	2,179	1,473	68
Other operating expenses	15,492	12,951	2,541	20
Total expenses	131,353	$103,561	$27,792	27
Income from operations	56,084	$43,891	$12,193	28
Income tax expense	12,024	7,184	4,840	67
Net income before noncontrolling interests	44,060	$36,707	$7,353	20
Less: net income (loss) from noncontrolling interests	(158)	(154)	(4)	3
Walker & Dunlop net income	44,218	$36,861	$7,357	20

Overview

For the three months ended March 31, 2019, all revenue streams increased year over year. The increase in gains from mortgage banking activities is primarily related to an increase in mortgage banking volumes. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in net warehouse interest income was related to an increase in net warehouse interest income from loans held for investment due to an increase in the average balance outstanding, partially offset by a decrease in net warehouse interest income from loans held for sale. Escrow earnings and other interest income increased due to increases in both the average escrow balance and earnings rate. The increase in property sales broker fees was principally due to an increase in property sale volume. Other revenues increased as a result of increases in investment management and prepayment fees. The increase in total expenses was primarily the result of an increase in personnel expense and other operating expenses due primarily to an increase in the average headcount, increased amortization and depreciation expense as the average MSR balance increased period over period, and an increase in the provision (benefit) for credit losses as a large loan defaulted during the three months ended March 31, 2019.

Revenues

Gains from Mortgage Banking Activities.  The following tables provide additional information that helps explain changes in gains from mortgage banking activities period over period:

	Loan Origination Volume by Product Type
	For the three months ended
	March 31,
	2019	2018
Fannie Mae	38%	27%
Freddie Mac	30	29
Ginnie Mae - HUD	3	8
Brokered	28	35
Principal Lending and Investing	1	1

	Gains from Mortgage Banking Activities Detail
	For the three months ended
	March 31,
(dollars in thousands)	2019	2018
Origination Fees	$57,797	$48,816
Dollar Change	$8,981
Percentage Change	18%
MSR Income (1)	$40,938	$32,693
Dollar Change	$8,245
Percentage Change	25%
Origination Fee Rate (2) (basis points)	111	108
Basis Point Change	3
Percentage Change	3%
MSR Rate (3) (basis points)	79	73
Basis Point Change	6
Percentage Change	8%
Agency MSR Rate (4) (basis points)	110	112
Basis Point Change	(2)
Percentage Change	(2)%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total mortgage banking volume.
(3)	MSR income as a percentage of total mortgage banking volume.
(4)	MSR income as a percentage of Agency mortgage banking volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The increases in origination fees and MSR income for the three months ended March 31, 2019 were related primarily to a 16% increase in total mortgage banking volume year over year and a favorable change in the mix of total mortgage banking volume. During the three months ended March 31, 2019, 71% of our total mortgage banking volume related to Agency loans compared to 65% during the three months ended March 31, 2018.  The gains from mortgage banking activities for Agency mortgage banking volume are substantially higher than the gains on brokered volumes. Partially offsetting the increase in MSR income due to an increase in total mortgage banking volume and the change in the mix of mortgage banking volume was a 28% period-over-period decline in the weighted-average servicing fee rate on new Fannie Mae mortgage banking volume. The decrease in the weighted-average servicing fee rate was due principally to continued intense competition for new loans, which has resulted in tighter credit spreads. Tighter credit spreads impact our Fannie Mae servicing fees because we take a first loss position on substantially all of our Fannie Mae loan originations and we are compensated for that risk of loss through servicing fees that are higher than for our Freddie Mac or HUD originations.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in mortgage banking volumes and servicing fee rates.

Servicing Fees.  The increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below due to new loan originations and relatively few payoffs, partially offset by a decrease in the servicing portfolio’s weighted-average servicing fee rate as shown below. The decrease in the weighted-average servicing fee was largely the result of a period-over-period decrease in the weighted-average servicing rate on new Fannie Mae loan originations, as discussed previously and a year-over-year increase in the unpaid principal balance of brokered loans serviced.

	Servicing Fees Details
	For the three months ended
	March 31,
(dollars in thousands)	2019	2018
Average Servicing Portfolio	$86,596,591	$75,347,529
Dollar Change	$11,249,062
Percentage Change	15%
Average Servicing Fee (basis points)	24.2	25.6
Basis Point Change	(1.4)
Percentage Change	(5)%

Net Warehouse Interest Income.  The increase was principally related to an increase in net warehouse interest income from loans held for investment (“LHFI”), partially offset by a decrease in net warehouse interest income from loans held for sale (“LHFS”). The increase in net warehouse interest income from LHFI was largely the result of a substantial increase in the average outstanding balance as shown below.  The decrease in net warehouse interest income from loans held for sale was primarily the result of a significant decrease in the net spread as shown below, partially offset by a small increase in the average balance. The decrease in the net spread was the result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based.

If the yield curve remains flattened or experiences additional periods of inversion as a result of increases or slower decreases in short-term rates, the tightening of the net spread will continue. If we originate the majority of our interim loans through the Interim Program JV, net warehouse interest income from LHFI will be lower. Such a decrease in net warehouse interest income from LHFI would be partially offset by our portion of the net income generated by the Interim Program JV.

	Net Warehouse Interest Income Details
	For the three months ended
	March 31,
(dollars in thousands)	2019	2018
Average LHFS Outstanding Balance	$992,756	$956,775
Dollar Change	$35,981
Percentage Change	4%
LHFS Net Spread (basis points)	1	46
Basis Point Change	(45)
Percentage Change	(98)%
Average LHFI Outstanding Balance	$411,717	$65,351
Dollar Change	$346,366
Percentage Change	530%
LHFI Net Spread (basis points)	679	458
Basis Point Change	221
Percentage Change	48%

Escrow Earnings and Other Interest Income.  The increase was due to increases in both the average balance of escrow accounts and the average earnings rates period over period. The increase in the average balance was due to an increase in the average servicing portfolio. The increase in the average earnings rate was due to an increase in short-term interest rates, upon which our earnings rates are based, over the past 12 months as discussed above in the “Overview of Current Business Environment” section.

Other Revenues.  The increase was primarily related to increases in investment management fees due to the acquisition of JCR during the second quarter of 2018 and in prepayment fees as more of the loans in our servicing portfolio paid off during the three months ended March 31, 2019 than for the same period in 2018.

Expenses

Personnel.  The increase was primarily the result of a $3.8 million increase in salaries and benefits and a $1.7 million increase in other personnel costs, both due to acquisitions and hiring to support our growth, resulting in an increase in the average headcount from 625 in 2018 to 732 in 2019. Additionally, the accrual for subjective bonuses increased $2.2 million due to the increase in the average headcount and our improved financial performance period over period.  Commission costs increased $6.9 million due to the increase in origination fees and property sales broker fees noted previously. Lastly, stock compensation expense increased $1.7 million primarily due to our improved financial performance, which increased the accrual for our performance share plans.

Amortization and Depreciation.  The increase was primarily attributable to loan origination activity and the resulting growth in the average MSR balance. Over the past 12 months, we have added $46.9 million of MSRs, net of amortization and write offs due to prepayment.

Provision (Benefit) for Credit Losses.  The increase was largely related to two defaults that occurred during the three months ended March 31, 2019. A large loan in our at risk servicing portfolio defaulted, resulting in a $2.4 million provision for risk-sharing obligations. Additionally, one loan held for investment defaulted, resulting in a $0.6 million provision for loan losses. During the three months ended March 31, 2018, no loans in our at risk servicing portfolio or loans held for investment defaulted. The credit quality in the remainder of our at risk servicing portfolio remains strong, as seen in the credit quality statistics shown in the “Credit Quality and Allowance for Risk-Sharing Obligations” section below. Additionally, no other loans held for investment were delinquent or impaired as of March 31, 2019.

Other Operating Expenses.  The increase in other operating expenses primarily stemmed from increased office costs due to the increase in average headcount period over period and recruiting fees as we have increased our hiring efforts related to mortgage bankers and property sales brokers.

Income Tax Expense.  The increase in income tax expense related primarily to the increase in income from operations combined with lower realizable excess tax benefit, resulting in a 21.4% effective tax rate for the three months ended March 31, 2019 compared to 16.4% for the three months ended March 31, 2018. We expect realizable excess tax benefits during the remainder of 2019 to be significantly less than they were during the three months ended March 31, 2019. Additionally, we do not expect our annual estimated effective tax rate to differ significantly from the 26.3% rate estimated for the three months ended March 31, 2019 as the vast majority of our equity compensation plans vest in the first quarter. Accordingly, we expect our estimated effective tax rate for the remainder of the year to be somewhere between 26% and 27%.

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

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended
	March 31,
(in thousands)	2019	2018
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$44,218	$36,861
Income tax expense	12,024	7,184
Interest expense on corporate debt	3,652	2,179
Amortization and depreciation	37,903	33,635
Provision (benefit) for credit losses	2,675	(477)
Net write-offs	—	—
Stock compensation expense	7,150	5,460
Gains attributable to mortgage servicing rights (1)	(40,938)	(32,693)
Adjusted EBITDA	$66,684	$52,149

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three months ended March 31, 2019 and 2018.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Origination fees	$57,797	$48,816	$8,981	18%
Servicing fees	52,199	48,040	4,159	9
Net warehouse interest income	7,021	1,857	5,164	278
Escrow earnings and other interest income	14,068	7,348	6,720	91
Other revenues	15,572	8,852	6,720	76
Personnel	(64,481)	(49,813)	(14,668)	29
Net write-offs	—	—	—	N/A
Other operating expenses	(15,492)	(12,951)	(2,541)	20
Adjusted EBITDA	$66,684	$52,149	$14,535	28

See the table above for the components of the change in adjusted EBITDA for the three months ended March 31, 2019. The increase in origination fees was primarily related to an increase in mortgage banking volumes. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. The increase in net warehouse interest income was related to an increase in net warehouse interest income from loans held for investment due to an increase in the average balance outstanding, partially offset by a decrease in net warehouse interest income from loans held for sale. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following increases in short-term interest rates over the past year. Other revenues increased primarily due to increases in prepayment fees, property sales broker fees, and investment management fees. The increase in personnel expense was primarily the result of the Company’s improved financial performance and the increase in average headcount, resulting in increased in salaries and benefits, other personnel costs, the accrual for subjective bonuses, and commission costs. Other operating expenses increased largely due to increased occupancy due to the larger average headcount period over period and increased professional fees due to our recruiting efforts.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operating activities are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income, property sales broker fees, and other income, net of loan originations and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2019 and 2018.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the three months ended March 31,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Net cash provided by (used in) operating activities	$(135,362)	$177,037	$(312,399)	(176)%
Net cash provided by (used in) investing activities	12,385	(12,388)	24,773	(200)
Net cash provided by (used in) financing activities	136,475	(166,198)	302,673	(182)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	133,846	285,131	(151,285)	(53)

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(151,039)	$163,260	$(314,299)	(193)%
Net cash provided by (used in) operating activities, excluding loan origination activity	15,677	13,777	1,900	14

Cash flows from investing activities
Purchases of pledged available-for-sale securities	(4,078)	(18,634)	14,556	(78)
Distributions from (investments in) Interim Program JV	(1,679)	1,055	(2,734)	(259)
Acquisitions, net of cash received	(7,180)	—	(7,180)	N/A

Originations of loans held for investment	$(33,362)	$(7,319)	$(26,043)	356
Total principal collected on loans held for investment	60,145	14,126	46,019	326
Net payoff of (investment in) loans held for investment	$26,783	$6,807	$19,976	293%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$151,814	$(124,705)	$276,519	(222)%
Borrowings of interim warehouse notes payable	21,976	—	21,976	N/A
Repayments of interim warehouse notes payable	—	(10,594)	10,594	(100)
Repurchase of common stock	(24,159)	(21,400)	(2,759)	13
Cash dividends paid	(9,319)	(7,838)	(1,481)	19

Changes in cash flows from operations were driven primarily by loans acquired and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operations is primarily attributable to the use of $0.2 billion for the funding of loan originations, net of sales of loans to third parties during the first quarter of 2019 compared to the receipt of $0.2 billion for the funding of loan originations, net of sales to third parties during the first quarter of 2018. Excluding cash used for the origination and sale of loans, net cash provided by operations was $15.7 million during the first three months of 2019 compared to net cash provided by operations of $13.8 million during the first three months of 2018.

The change in cash provided by (used in) investing activities is primarily attributable to an increase in the payoff of loans held for investment and a reduction in the purchases of pledged AFS securities, partially offset by an increase in cash paid for acquisitions and a reduction in cash distributions from the Interim Program JV. The net payoff of loans held for investment during the first quarter of 2019 was $26.8 million compared to net $6.8 million during the first quarter of 2018. Of the $26.8 million of the net payoff of LHFI during 2019, $22.0 million was funded using interim warehouse borrowings (included in cash flows from financing activities). Of the $6.8 million of the net payoff of LHFI during 2018, $10.6 million of interim warehouse borrowings repaid during 2018 requiring an additional $3.8 million of corporate cash. The reduction in purchases of pledged AFS securities is due to most of our pledged cash and money market having been invested in previous periods. We began an initiative in the fourth quarter of 2017 to invest pledged collateral in AFS securities. As of the beginning of the first quarter of 2018, a larger balance of collateral was available to invest than at the beginning of the first quarter of 2019 as we made multiple purchases of these securities throughout 2018 and have not sold any securities. The increase in cash used for acquisitions is due to acquisition activity in the first quarter of 2019, with no comparable acquisition activity in the first quarter of 2018. The reduction in the cash invested in the Interim Program JV was the result of net origination activity at the Interim Program JV. During the three months ended March 31, 2018, the Interim Program JV had net payoffs of loans, resulting in net distributions. During the three months ended March 31, 2019, the Interim Program JV had net loan originations, resulting in additional capital invested by us in the Interim Program JV.

The change in cash provided by (used in) financing activities was primarily attributable to the change in net warehouse borrowings period to period and an increase in net borrowings of interim warehouse notes payable, partially offset by increases in repurchases of common stock and cash dividends paid. The change in net borrowings (repayments) of warehouse borrowings during the first three months of 2019 was due to a larger increase in the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities (as defined below) from December 31, 2018 to March 31, 2019 than from December 31, 2017 to March 31, 2018. During 2019, the unpaid principal balance of loans held for sale funded by Agency Warehouse Facilities increased $0.2 billion from their December 31, 2018 balance compared to a decrease of $0.2 billion during the same period in 2018. Substantially all of the loans held for sale at the end of each period were funded with warehouse borrowings.

The change in net borrowings of interim warehouse notes payable was principally due to interim loan origination and repayment activity period over period. During 2019, interim loans originated were funded using a combination of corporate cash and interim warehouse notes payable, and the interim loans that paid off were originally funded with only corporate cash, resulting in net borrowings. During 2018, the interim loans originated were funded with only corporate cash, and the interim loans that paid off were originally funded with a combination of corporate cash and interim warehouse borrowings, resulting in net repayments of interim warehouse borrowings.

The increase in share repurchase activity was principally related to an increase in the repurchase of shares to settle employee tax obligations for performance-based share awards. No performance-based awards vested during 2018 compared to 489 thousand shares during 2019. The increase in cash dividends paid is primarily related to a 20% increase in the dividends paid per share.

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

Fannie Mae has established standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the March 31, 2019 requirements. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2019, the net worth requirement was $179.4 million and our net worth, as defined in the requirements, was $598.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2019, we were required to maintain at least $35.4 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2019, we had operational liquidity, as defined in the requirements, of $144.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.30 per share during the three months ended March 31, 2019, a 20% increase from the $0.25 per share quarterly dividends paid in 2018. In April 2019, our Board of Directors declared a cash dividend of $0.30 per share for the second quarter of 2019. We expect to continue to make regular quarterly dividend payments for the foreseeable future. Over the past three years, we have returned $125.2 million to investors in the form of the repurchase of 2.0 million shares of our common stock under share repurchase programs for a cost of $84.5 million and cash dividend payments of $40.7 million. Additionally, we have invested $149.8 million in acquisitions and the purchase of MSRs. On occasion, we may use cash to fully fund loans held for investment or loans held for sale instead of using our warehouse lines. As of March 31, 2019, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $192.6 million. We continually seek opportunities to execute additional acquisitions and purchases of MSRs and complete such acquisitions if the economics of these acquisitions are favorable. In February 2019, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2019. As of March 31, 2019, we had the full capacity of $50.0 million remaining as we have not made any stock repurchases under the program since it was adopted.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and multifamily Agency mortgage-backed securities (“Agency Multifamily MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of March 31, 2019, we held money market funds holding U.S. Treasuries in the aggregate amount of $0.8 million and Agency Multifamily MBS with an aggregate fair value of $111.4 million. Additionally, substantially all of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2019 collateral requirements as outlined above. As of March 31, 2019, reserve requirements for the DUS loan portfolio will require us to fund $63.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. During the second quarter of 2018, Fannie Mae increased our risk-sharing cap from $60.0 million to $200.0 million. This increase in the risk-sharing cap will result in a relatively greater level of restricted liquidity required in the future for risk-sharing loans between $60.0 million and $200.0 million. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2019.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of March 31, 2019.

	March 31, 2019
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$200,000	$625,000	$91,942	30-day LIBOR plus 1.20%
Agency Warehouse Facility #2	500,000	300,000	800,000	414,696	30-day LIBOR plus 1.20%
Agency Warehouse Facility #3	500,000	—	500,000	258,276	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	350,000	166,563	30-day LIBOR plus 1.20%
Agency Warehouse Facility #5	30,000	—	30,000	12,469	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	100,000	350,000	162,253	30-day LIBOR plus 1.20%
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	78,867	30-day LIBOR plus 1.15%
Total Agency Warehouse Facilities	$2,055,000	$2,100,000	$4,155,000	$1,185,066

Interim Warehouse Facility #1	$135,000	$—	$135,000	$68,390	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	37,900	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	75,000	45,225	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	$—	100,000	—	30-day LIBOR plus 1.75%
Total Interim Warehouse Facilities	$410,000	$—	$410,000	$151,515
Total warehouse facilities	$2,465,000	$2,100,000	$4,565,000	$1,336,581

Agency Warehouse Facilities

At March 31, 2019, to provide financing to borrowers under the Agencies’ programs, we have six committed and uncommitted warehouse lines of credit in the amount of $2.7 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Five of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the other facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

Agency Warehouse Facility #1

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 28, 2019. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 120 basis points. In addition to the committed borrowing capacity, the agreement provides $200.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement in 2019.

Agency Warehouse Facility #2

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 9, 2019. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day LIBOR plus 120 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement in 2019.

Agency Warehouse Facility #3

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on April 30, 2020. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. During the second quarter of 2019, the Company executed the tenth amendment to the warehouse agreement that extended the maturity date to April 30, 2020 and decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 125 basis points as of March 31, 2019. No other material modifications have been made to the agreement during 2019.

Agency Warehouse Facility #4

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 5, 2019.  The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 120 basis points. No material modifications have been made to the agreement during 2019.

Agency Warehouse Facility #5

We have a $30.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on July 12, 2019. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. The Company has the unilateral option to extend the agreement for one additional year. No material modifications have been made to the agreement during 2019.

Agency Warehouse Facility #6

We have a $250.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on January 31, 2020. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of LIBOR plus 120 basis points. The agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the first quarter of 2019, we executed the second amendment to the warehouse and security agreement that extended the maturity date to January 31, 2020. No other material modifications have been made to the agreement during 2019.

Uncommitted Agency Warehouse Facility

We have a $1.5 billion uncommitted facility with Fannie Mae under its As Soon As Pooled funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance, and borrowings under this program bear interest at 30-day LIBOR plus 115 basis points, with a minimum 30-day LIBOR rate of 35 basis points. There is no expiration date for this facility. No changes have been made to the uncommitted facility during 2019.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three warehouse facilities with certain national banks in the aggregate amount of $410.0 million as of March 31, 2019 (“Interim Warehouse Facilities”). Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually, and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1

We have an $135.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2020. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  During the first quarter of 2019, we executed the ninth amendment to the credit and security agreement that increased the maximum borrowing capacity to $135.0 million. During the second quarter of 2019, the Company executed the tenth amendment to the credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications have been made to the agreement during 2019.

Interim Warehouse Facility #2

We have a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2019. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 200 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications have been made to the agreement during 2019.

Interim Warehouse Facility #3

We have a $75.0 million repurchase agreement that is scheduled to mature on May 18, 2020. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 190 basis points. The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications have been made to the agreement during 2019.

Interim Warehouse Facility #4

During the first quarter of 2019, we executed a warehousing credit and security agreement to establish an additional interim warehouse facility. The warehouse facility has a committed $100.0 million maximum borrowing amount and is scheduled to mature on April 30, 2020. We can fund certain interim loans to a specific large institutional borrower, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 175 basis points. During the second quarter of 2019, we executed the first amendment to the warehousing credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications have been made to the agreement in 2019.

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. We were in compliance with all covenants as of March 31, 2019.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Debt Obligations

We have a senior secured term loan credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $300.0 million term loan that was issued at a discount of 0.5% (the “Term Loan”). The Term Loan has a stated maturity date of November 7, 2025, and bears interest at 30-day LIBOR plus 225 basis points. At any time, we may also elect to request one or more incremental term loan commitments not to exceed $150.0 million, provided that the total indebtedness would not cause the leverage ratio (as defined in the Credit Agreement) to exceed 2.00 to 1.00.

We are obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to $0.8 million on the last business day of each of March, June, September, and December commencing on March 31, 2019. The Term Loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Credit Agreement. The final principal installment of the Term Loan is required to be paid in full on November 7, 2025 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Credit Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Term Loan Agreement are met. As of March 31, 2019, the outstanding unpaid principal balance of the term loan was $299.2 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Credit Agreement contains affirmative and negative covenants, including financial covenants. As of March 31, 2019, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	March 31,
(dollars in thousands)	2019	2018
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$29,810,556	$25,049,050
Fannie Mae Modified Risk	6,958,339	7,389,463
Freddie Mac Modified Risk	52,948	53,092
Total risk-sharing servicing portfolio	$36,821,843	$32,491,605

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$66,861	$127,817

Freddie Mac No Risk	31,314,991	27,656,548
GNMA - HUD No Risk	9,986,488	9,634,192
Brokered	9,227,409	5,865,961
Total non-risk-sharing servicing portfolio	$50,595,749	$43,284,518
Total loans serviced for others	$87,417,592	$75,776,123
Interim loans (full risk) servicing portfolio	274,090	60,157
Total servicing portfolio unpaid principal balance	$87,691,682	$75,836,280

Interim Program JV Managed Loans (1)	413,421	155,324

At risk servicing portfolio (2)	$33,438,052	$28,883,122
Maximum exposure to at risk portfolio (3)	6,985,874	5,912,327
Defaulted loans	20,981	5,962
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	20,981	5,962

Defaulted loans as a percentage of the at risk portfolio	0.06%	0.02%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02	0.01
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	31.85	51.29
Allowance for risk-sharing as a percentage of maximum exposure	0.10	0.05
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.80	0.75

(1)

As of March 31, 2019, this balance consists of $70.1 million of loans serviced directly for the Interim Program JV partner and $343.3 million of Interim Program JV managed loans. As of March 31, 2018, the entire balance consists of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.

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

Our full risk-sharing cap is currently set at $200.0 million. Accordingly, our maximum loss exposure on any one loan is $40.0 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions.

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

For the three months ended March 31, 2019 and 2018, the provision for risk-sharing obligations was a $2.1 million expense and a benefit of $0.5 million, respectively. As there was only one defaulted loan in the at risk servicing portfolio as of March 31, 2019, the Allowance for risk-sharing obligations as of March 31, 2019 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of March 31, 2019. The Allowance for risk-sharing obligations as of March 31, 2018 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of March 31, 2018.

For the three months ended March 31, 2019, the provision for loan losses was a $0.6 million expense compared to a small benefit for the three months ended March 31, 2018. The provision for loan losses for the three months ended March 31, 2019 was almost entirely related to the default of one loan held for investment during the period. The allowance for loan losses as of March 31, 2019 consists primarily of the specific reserves associated with this defaulted loan. The remainder of the portfolio of loans held for investment continues to perform well as of March 31, 2019, with no other delinquent or impaired loans. The allowance for loan losses as of March 31, 2018 was based entirely on our collective assessment of the probability of loss related to loans held for investment as there were no delinquent or impaired loans as of March 31, 2018.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of March 31, 2019 and 2018 was 250 basis points and 188 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of March 31,
Change in annual escrow earnings due to (in thousands):	2019	2018
100 basis point increase in 30-day LIBOR	$19,661	$18,328
100 basis point decrease in 30-day LIBOR	(19,661)	(18,328)

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

	As of March 31,
Change in annual net warehouse interest income due to (in thousands):	2019	2018
100 basis point increase in 30-day LIBOR	$(3,249)	$(2,592)
100 basis point decrease in 30-day LIBOR	3,249	2,592

All of our corporate debt is based on 30-day LIBOR, with a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual income from operations due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of March 31,
Change in annual earnings due to (in thousands):	2019	2018
100 basis point increase in 30-day LIBOR	$(2,993)	$(1,659)
100 basis point decrease in 30-day LIBOR (1)	2,993	1,460

(1)	The decrease in 2018 was 88 basis points due to the 30-day LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $27.2 million as of March 31, 2019, compared to $19.9 million as of March 31, 2018. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of March 31, 2019, 86% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 87% as of March 31, 2018; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2018 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the 2018 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2019, we purchased 403 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2019. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ending February 10, 2020. The Company had $50.0 million of authorized share repurchase capacity remaining as of March 31, 2019 as all share repurchases made under publicly announced programs during the quarter ended March 31, 2019 as shown below were made under a 2018 share repurchase program. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2019:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2019	68,141	$43.78	55,329	$2,045,617
February 1-28, 2019	323,648	54.49	—	50,000,000
March 1-31, 2019	67,237	52.60	—	50,000,000
1st Quarter	459,026	$52.62	55,329

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

10.1	†*	Indemnification Agreement, dated March 6, 2019, by and between Walker & Dunlop, Inc. and Ellen D. Levy
31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	XBRL Instance Document
101.2	*	XBRL Taxonomy Extension Schema Document
101.3	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	XBRL Taxonomy Extension Label Linkbase Document
101.6	*	XBRL Taxonomy Extension Presentation Linkbase Document

†:  Denotes a management contract or compensation plan, contract, or arrangement.

*:  Filed herewith.

**: Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2019	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 1, 2019	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer