Form 10-Q
period 2019-06-30
Walker & Dunlop, Inc.
filed 2019-08-07
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former name, former address, and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	WD	New York Stock Exchange

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

Large Accelerated Filer ☒ Smaller Reporting Company ☐	Accelerated Filer ☐ Emerging Growth Company ☐	Non-accelerated Filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2019, there were 30,734,570 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Cash and cash equivalents	$74,184	$90,058
Restricted cash	15,454	20,821
Pledged securities, at fair value	119,289	116,331
Loans held for sale, at fair value	1,302,938	1,074,348
Loans held for investment, net	432,593	497,291
Servicing fees and other receivables, net	51,982	50,419
Derivative assets	22,420	35,536
Mortgage servicing rights	688,027	670,146
Goodwill and other intangible assets	183,286	177,093
Other assets	104,044	50,014
Total assets	$2,994,217	$2,782,057

Liabilities
Accounts payable and other liabilities	$311,950	$312,949
Performance deposits from borrowers	14,737	20,335
Derivative liabilities	35,122	32,697
Guaranty obligation, net of accumulated amortization	51,414	46,870
Allowance for risk-sharing obligations	7,964	4,622
Warehouse notes payable	1,313,955	1,161,382
Note payable	294,840	296,010
Total liabilities	$2,029,982	$1,874,865

Equity
Preferred shares, authorized 50,000; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,964 shares at June 30, 2019 and 29,497 shares at December 31, 2018.	300	295
Additional paid-in capital ("APIC")	227,621	235,152
Accumulated other comprehensive income (loss) ("AOCI")	892	(75)
Retained earnings	730,562	666,752
Total stockholders’ equity	$959,375	$902,124
Noncontrolling interests	4,860	5,068
Total equity	$964,235	$907,192
Commitments and contingencies (NOTES 2 and 10)	—	—
Total liabilities and equity	$2,994,217	$2,782,057

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Gains from mortgage banking activities	$106,881	$102,237	$205,616	$183,746
Servicing fees	53,006	49,317	105,205	97,357
Net warehouse interest income	6,411	2,392	13,432	4,249
Escrow earnings and other interest income	14,616	9,276	28,684	16,624
Other	19,411	14,982	34,825	23,680
Total revenues	$200,325	$178,204	$387,762	$325,656

Expenses
Personnel	$84,398	$71,426	$156,029	$126,699
Amortization and depreciation	37,381	35,489	75,284	69,124
Provision for credit losses	961	800	3,636	323
Interest expense on corporate debt	3,777	2,343	7,429	4,522
Other operating expenses	16,830	15,176	32,322	28,127
Total expenses	$143,347	$125,234	$274,700	$228,795
Income from operations	$56,978	$52,970	$113,062	$96,861
Income tax expense	14,832	11,937	26,856	19,121
Net income before noncontrolling interests	$42,146	$41,033	$86,206	$77,740
Less: net income (loss) from noncontrolling interests	(50)	(79)	(208)	(233)
Walker & Dunlop net income	$42,196	$41,112	$86,414	$77,973
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	666	(53)	967	(180)
Walker & Dunlop comprehensive income	$42,862	$41,059	$87,381	$77,793

Basic earnings per share (NOTE 11)	$1.36	$1.31	$2.80	$2.49
Diluted earnings per share (NOTE 11)	$1.33	$1.26	$2.72	$2.40

Basic weighted average shares outstanding	29,985	30,256	29,834	30,139
Diluted weighted average shares outstanding	30,744	31,495	30,720	31,286

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income before noncontrolling interests	$86,206	$77,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(82,209)	(79,737)
Change in the fair value of premiums and origination fees	938	(3,527)
Amortization and depreciation	75,284	69,124
Provision for credit losses	3,636	323
Originations of loans held for sale	(7,913,982)	(5,946,251)
Sales of loans to third parties	7,696,034	5,645,888
Other operating activities, net	(25,111)	(17,710)
Net cash provided by (used in) operating activities	$(159,204)	$(254,150)

Cash flows from investing activities
Capital expenditures	$(3,392)	$(1,151)
Purchases of pledged available-for-sale securities	(7,562)	(38,566)
Funding of preferred equity investments	—	(1,100)
Distributions from (investments in) Interim Program JV	(18,518)	1,209
Acquisitions, net of cash received	(7,180)	(33,102)
Purchase of mortgage servicing rights	—	(1,814)
Originations of loans held for investment	(83,402)	(151,754)
Principal collected on loans held for investment upon payoff	150,761	87,688
Net cash provided by (used in) investing activities	$30,707	$(138,590)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$129,412	$323,153
Borrowings of interim warehouse notes payable	54,757	50,455
Repayments of interim warehouse notes payable	(32,264)	(61,049)
Repayments of note payable	(1,500)	(552)
Proceeds from issuance of common stock	4,188	8,067
Repurchase of common stock	(25,915)	(21,457)
Cash dividends paid	(18,630)	(15,699)
Payment of contingent consideration	(6,450)	(5,150)
Debt issuance costs	(1,729)	(1,881)
Net cash provided by (used in) financing activities	$101,869	$275,887

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(26,628)	$(116,853)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	120,348	286,680
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$93,720	$169,827

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$36,003	$21,338
Cash paid for income taxes	24,865	31,299

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or thereafter.

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

The Company also provides a variety of commercial real estate debt and equity solutions through its Principal Lending and Investing products, including interim loans, preferred equity, and joint venture (“JV”) equity on commercial real estate properties. Interim loans on multifamily properties are offered (i) through the Company and recorded on the Company’s balance sheet (the “Interim Program”) and (ii) through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., in which the Company holds a 15% ownership interest (the “Interim Program JV”). Interim loans on all commercial real estate property types are also offered through separate accounts managed by the Company’s subsidiary, JCR Capital Investment Corporation (“JCR”). Preferred equity and JV equity on commercial real estate properties are offered through funds managed by JCR.

The Company brokers the sale of multifamily properties through its 75% owned subsidiary, Walker & Dunlop Investment Sales (“WDIS”). In some cases, the Company also provides the debt financing for the property sale.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany transactions have been eliminated in consolidation. When the Company has significant influence over operating and financial decisions for an entity but does not have control over the entity or own a majority of the voting interests, the Company accounts for the investment using the equity method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but owns a majority of the voting interests or has control over an entity, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests in the balance sheet and the portion of net income not attributable to Walker & Dunlop, Inc. as Net income from noncontrolling interests in the income statement.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2019. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2019. No other material subsequent events have occurred that would require disclosure.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including allowance for risk-sharing obligations, capitalized mortgage servicing rights and derivative instruments. Actual results may vary from these estimates.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of generally up to three years and are all multifamily loans with similar risk characteristics. As of June 30, 2019, Loans held for investment, net consisted of 14 loans with an aggregate $436.2 million of unpaid principal balance less $2.8 million of net unamortized deferred fees and costs and $0.8 million of allowance for loan losses. As of December 31, 2018, Loans held for investment, net consisted of 14 loans with an aggregate $503.5 million of unpaid principal balance less $6.0 million of net unamortized deferred fees and costs and $0.2 million of allowance for loan losses. Included within the Loans held for investment, net balance as of June 30, 2019 and December 31, 2018 is a participation in a subordinated note with a large institutional investor in multifamily loans that was fully funded with corporate cash. The note is collateralized, in part, by a portfolio of multifamily loans and is scheduled to mature at the end of the third quarter of 2019. The unpaid principal balance of the participation was $119.4 million as of June 30, 2019 and $150.0 million as of December 31, 2018.

In the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $77.8 million is presented as a component of Loans held for investment, net in the Condensed Consolidated Balance Sheet as of June 30, 2019, and the secured borrowing of $70.1 million is included within Accounts payable and other liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2019. The Company does not have credit risk related to the $70.1 million of loans that were transferred.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent, impaired, and on non-accrual status as of June 30, 2019. None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2018. Prior to 2019, the Company had not experienced any delinquencies related to these loans. The Company has never charged off any loan held for investment. The allowances for loan losses recorded as of June 30, 2019 consisted primarily of the specific reserve on the impaired loan, while the allowance for loan losses as of December 31, 2018 was based entirely on the Company’s collective assessment of the portfolio.

During July of 2019, a plan was agreed upon to recapitalize the project, bring in new property management, and extend the delinquent loan to allow the sponsor to correct weaknesses in the property. The Company expects to complete the restructuring of the loan later in the third quarter of 2019.

Provision for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision for credit losses in the Condensed Consolidated Statements of Income. NOTE 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision for credit losses consisted of the following activity for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Provision for Credit Losses (in thousands)	2019	2018	2019	2018
Provision for loan losses	$25	$79	$648	$66
Provision for risk-sharing obligations	936	721	2,988	257
Provision for credit losses	$961	$800	$3,636	$323

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of loans held for investment is typically financed with matched borrowings under our warehouse facilities. The portion of loans held for sale or investment not funded with matched borrowings is financed with the Company’s own cash. On occasion, the Company may fully fund a limited number of loans held for sale or loans held for investment with corporate cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment during the period of time the loan is outstanding. Included in Net warehouse interest income for the three and six months ended June 30, 2019 and 2018 are the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Net Warehouse Interest Income (in thousands)	2019	2018	2019	2018
Warehouse interest income - loans held for sale	$12,992	$11,382	$26,976	$20,146
Warehouse interest expense - loans held for sale	(12,782)	(9,900)	(26,737)	(17,555)
Net warehouse interest income - loans held for sale	$210	$1,482	$239	$2,591

Warehouse interest income - loans held for investment	$8,268	$1,647	$17,047	$3,068
Warehouse interest expense - loans held for investment	(2,067)	(737)	(3,854)	(1,410)
Warehouse interest income - secured borrowings	920	—	1,808	—
Warehouse interest expense - secured borrowings	(920)	—	(1,808)	—
Net warehouse interest income - loans held for investment	$6,201	$910	$13,193	$1,658

Total net warehouse interest income	$6,411	$2,392	$13,432	$4,249

Income Taxes—The Company records the realizable excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded realizable excess tax benefits of zero and $1.7 million during the three months ended June 30, 2019 and 2018, respectively, and $3.4 million and $5.8 million during the six months ended June 30, 2019 and 2018, respectively.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 10) to be restricted cash and restricted cash equivalents. The following table, in conjunction with the detail of Pledged securities, at fair value presented in NOTE 10, presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of June 30, 2019 and 2018 and December 31, 2018 and 2017.

	June 30,		December 31,
(in thousands)	2019	2018	2018	2017
Cash and cash equivalents	$74,184	$81,531	$90,058	$191,218
Restricted cash	15,454	29,986	20,821	6,677
Pledged cash and cash equivalents	4,082	58,310	9,469	88,785
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$93,720	$169,827	$120,348	$286,680

Contracts with Customers—The majority of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The Company had no contract assets or liabilities as of June 30, 2019 and December 31, 2018. The following table presents information about the Company’s contracts with customers for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30,		June 30,
Description (in thousands)	2019	2018	2019	2018	Statement of income line item
Certain loan origination fees	$15,381	$12,371	$26,912	$23,656	Gains from mortgage banking activities
Property sales broker fees, investment management fees, assumption fees, application fees, and other	11,445	8,092	20,407	12,417	Other revenues
Total revenues derived from contracts with customers	$26,826	$20,463	$47,319	$36,073

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

Recently Adopted and Recently Announced Accounting Pronouncements—In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued. ASU 2016-13 ("the Standard") represents a significant change to the incurred loss model currently used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance in the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard will modify the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses and the way it assesses impairment on its pledged available-for-sale (“AFS”) securities. ASU 2016-13 requires modified retrospective application to all outstanding, in-scope instruments, with a cumulative-effect adjustment recorded to opening retained earnings as of the beginning of the period of adoption.

The Company plans on adopting ASU 2016-13 when the standard is required to be adopted, January 1, 2020. The Company is in the process of determining the significance of the impact the Standard will have on its financial statements. The Company expects its allowance for risk-sharing obligations to increase when ASU 2016-13 is adopted. The Company is in the process of (i) completing the accounting policies, (ii) gathering data, (iii) updating its processes, and (iv) developing forecasts and expects to run parallel processing sometime during the second half of 2019.

There are no other accounting pronouncements previously issued by the FASB but not yet effective or not yet adopted by the Company that have the potential to materially impact the Company’s condensed consolidated financial statements.

There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2018 Form 10-K.

Immaterial Correction of an Error—In the fourth quarter of 2018, the Company identified and corrected an immaterial error in the calculation of earnings per share for quarterly and annual financial results presented in its previous filings. The Company’s 2018 Form 10-K contains additional detail related to the correction of the immaterial error. This Quarterly Report on Form 10-Q presents the corrected basic and diluted earnings per share for the three and six months ended June 30, 2018.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Gains from Mortgage Banking Activities (in thousands)	2019	2018	2019	2018
Contractual loan origination related fees, gross	$70,970	$62,074	$131,622	$116,457
Co-broker fees	(5,360)	(6,881)	(8,215)	(12,448)
Fair value of expected net cash flows from servicing recognized at commitment	45,639	51,725	90,674	86,953
Fair value of expected guaranty obligation recognized at commitment	(4,368)	(4,681)	(8,465)	(7,216)
Total gains from mortgage banking activities	$106,881	$102,237	$205,616	$183,746

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

The fair values of the MSRs at June 30, 2019 and December 31, 2018 were $874.0 million and $858.7 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at June 30, 2019 is a decrease in the fair value of $27.1 million.

The impact of a 200-basis point increase in the discount rate at June 30, 2019 is a decrease in the fair value of $52.4 million.

These sensitivities are hypothetical and should be used with caution. These hypothetical scenarios do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs for the three and six months ended June 30, 2019 and 2018 is shown in the table below:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of MSRs (in thousands)	2019	2018	2019	2018
Beginning balance	$677,946	$631,031	$670,146	$634,756
Additions, following the sale of loan	48,695	42,559	95,797	73,481
Purchases	—	1,814	—	1,814
Amortization	(34,267)	(32,801)	(68,470)	(64,962)
Pre-payments and write-offs	(4,347)	(3,689)	(9,446)	(6,175)
Ending balance	$688,027	$638,914	$688,027	$638,914

The following tables summarize the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of June 30, 2019 and December 31, 2018:

Components of MSRs (in thousands)	June 30, 2019	December 31, 2018
Gross Value	$1,144,555	$1,100,439
Accumulated amortization	(456,528)	(430,293)
Net carrying value	$688,027	$670,146

The expected amortization of MSRs recorded as of June 30, 2019 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Six Months Ending December 31,
2019	$66,514
Year Ending December 31,
2020	$122,989
2021	109,080
2022	93,909
2023	81,837
2024	68,540
Thereafter	145,158
Total	$688,027

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and ServicingTM (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the three and six months ended June 30, 2019 and 2018 is presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Guaranty Obligation (in thousands)	2019	2018	2019	2018
Beginning balance	$49,376	$41,424	$46,870	$41,187
Additions, following the sale of loan	4,731	3,287	9,594	5,070
Amortization	(2,347)	(1,950)	(4,696)	(3,757)
Other	(346)	(291)	(354)	(30)
Ending balance	$51,414	$42,470	$51,414	$42,470

Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2019 and 2018 is shown in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Allowance for Risk-sharing Obligations (in thousands)	2019	2018	2019	2018
Beginning balance	$6,682	$3,058	$4,622	$3,783
Provision for risk-sharing obligations	936	721	2,988	257
Write-offs	—	—	—	—
Other	346	291	354	30
Ending balance	$7,964	$4,070	$7,964	$4,070

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

The Allowance for risk-sharing obligations as of June 30, 2019 is based largely on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of June 30, 2019. As of June 30, 2019, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $7.1 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $89.9 billion as of June 30, 2019 compared to $85.7 billion as of December 31, 2018.

As of June 30, 2019 and December 31, 2018, custodial escrow accounts relating to loans serviced by the Company totaled $2.0 billion and $2.3 billion, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 7—WAREHOUSE NOTES PAYABLE

At June 30, 2019, to provide financing to borrowers, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $2.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged all of its loans held for investment for which funding is obtained against these Interim Warehouse Facilities. The following table provides additional detail about the warehouse lines of credit at June 30, 2019.

	June 30, 2019
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility[1]	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$200,000	$625,000	$223,559	30-day LIBOR plus 1.20%
Agency Warehouse Facility #2	500,000	300,000	800,000	215,114	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	265,000	765,000	208,322	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	256,328	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	30,000	—	30,000	5,777	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	100,000	350,000	130,961	30-day LIBOR plus 1.20%
Total National Bank Agency Warehouse Facilities	$2,055,000	$865,000	$2,920,000	$1,040,061
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	122,603
Total Agency Warehouse Facilities	$2,055,000	$2,365,000	$4,420,000	$1,162,664

Interim Warehouse Facility #1	$135,000	$—	$135,000	$87,700	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	41,082	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	75,000	150,000	23,250	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	—	30-day LIBOR plus 1.75%
Total National Bank Interim Warehouse Facilities	$410,000	$75,000	$485,000	$152,032
Debt issuance costs	—	—	—	(741)
Total warehouse facilities	$2,465,000	$2,440,000	$4,905,000	$1,313,955

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

During the third quarter of 2019, the Company executed the third amendment to the warehouse agreement related to Agency Warehouse Facility #1. The amendment decreased the borrowing rate to 30-day London Interbank Offered Rate (“LIBOR”) plus 115 basis points. No other material modifications have been made to the agreement during 2019.

During the second quarter of 2019, the Company executed the third amendment to the warehouse agreement related to Agency Warehouse Facility #2. The amendment decreased the borrowing rate to 30-day LIBOR plus 115 basis points. No other material modifications have been made to the agreement during 2019.

During the second quarter of 2019, the Company executed the tenth amendment to the warehouse agreement related to Agency Warehouse Facility #3. The amendment extended the maturity date to April 30, 2020 and decreased the borrowing rate to 30-day LIBOR plus 115 basis points. Additionally, the amendment provides for an uncommitted amount of $265.0 million until January 31, 2020. No other material modifications have been made to the agreement during 2019.

During the second quarter of 2019, the Company executed the sixth amendment to the warehouse agreement related to Agency Warehouse Facility #4. The amendment decreased the borrowing rate to 30-day LIBOR plus 115 basis points. No other material modifications have been made to the agreement during 2019.

During the third quarter of 2019, Agency Warehouse Facility #5 expired according to its terms. The Company believes that the five remaining committed and uncommitted credit facilities from national banks, the uncommitted credit facility from Fannie Mae, and the Company’s corporate cash provide the Company with sufficient borrowing capacity to conduct its Agency lending operations without this facility.

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

During the second quarter of 2019, the Company executed the fourth amendment to the credit and security agreement related to Interim Warehouse Facility #3 that extended the maturity date to May 18, 2020 and provides for an uncommitted amount of $75.0 million. No other material modifications have been made to the agreement during 2019.

During the first quarter of 2019, the Company executed a warehousing credit and security agreement to establish Interim Warehouse Facility #4. The warehouse facility has a committed $100.0 million maximum borrowing amount. The Company can fund certain interim loans to certain specified large institutional borrowers, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 175 basis points. During the second quarter of 2019, the Company executed the first amendment to the warehousing credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications have been made to the agreement during 2019.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of the current period end.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the six months ended June 30, 2019 and 2018 follows:

	For the six months ended
	June 30,
Roll Forward of Goodwill (in thousands)	2019	2018
Beginning balance	$173,904	$123,767
Additions from acquisitions	6,520	29,957
Impairment	—	—
Ending balance	$180,424	$153,724

The additions from acquisitions during the six months ended June 30, 2019 shown in the table above relates to an immaterial acquisition of a technology company, which was completed in the first quarter of 2019.

As of June 30, 2019 and December 31, 2018, the balance of intangible assets acquired from acquisitions totaled $2.9 million and $3.2 million, respectively. As of June 30, 2019, the weighted-average period over which the Company expects the intangible assets to be amortized is 5.1 years.

A summary of the Company’s contingent consideration, which is included in Accounts payable and other liabilities, as of and for the six months ended June 30, 2019 and 2018 follows:

	For the six months ended
	June 30,
Roll Forward of Contingent Consideration (in thousands)	2019	2018
Beginning balance	$11,630	$14,091
Accretion	286	463
Payments	(6,450)	(5,150)
Ending balance	$5,466	$9,404

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

NOTE 9—FAIR VALUE MEASUREMENTS

The Company uses valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach to measure assets and liabilities that are measured at fair value. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2—Financial assets and liabilities whose values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
●	Level 3—Financial assets and liabilities whose values are based on inputs that are both unobservable and significant to the overall valuation.

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's assets and liabilities carried at fair value:

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments with borrowers and forward sale agreements to the Agencies. These instruments are valued using a discounted cash flow model developed based on changes in the applicable U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—Loans held for sale are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in cash and money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
June 30, 2019
Assets
Loans held for sale	$—	$1,302,938	$—	$1,302,938
Pledged securities	4,082	115,207	—	119,289
Derivative assets	—	—	22,420	22,420
Total	$4,082	$1,418,145	$22,420	$1,444,647

Liabilities
Derivative liabilities	$—	$—	$35,122	$35,122
Total	$—	$—	$35,122	$35,122

December 31, 2018
Assets
Loans held for sale	$—	$1,074,348	$—	$1,074,348
Pledged securities	9,469	106,862	—	116,331
Derivative assets	—	—	35,536	35,536
Total	$9,469	$1,181,210	$35,536	$1,226,215

Liabilities
Derivative liabilities	$—	$—	$32,697	$32,697
Total	$—	$—	$32,697	$32,697

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2019.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2019 and 2018:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Derivative assets and liabilities, net
Beginning balance	$(2,286)	$12,962	$2,839	$8,507
Settlements	(117,297)	(97,236)	(221,157)	(174,290)
Realized gains recorded in earnings (1)	119,583	84,274	218,318	165,783
Unrealized gains recorded in earnings (1)	(12,702)	17,963	(12,702)	17,963
Ending balance	$(12,702)	$17,963	$(12,702)	$17,963
(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2019:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$22,420	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$35,122	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2019 and December 31, 2018 are presented below:

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$74,184	$74,184	$90,058	$90,058
Restricted cash	15,454	15,454	20,821	20,821
Pledged securities	119,289	119,289	116,331	116,331
Loans held for sale	1,302,938	1,302,938	1,074,348	1,074,348
Loans held for investment, net	432,593	435,582	497,291	503,549
Derivative assets	22,420	22,420	35,536	35,536
Total financial assets	$1,966,878	$1,969,867	$1,834,385	$1,840,643

Financial liabilities:
Derivative liabilities	$35,122	$35,122	$32,697	$32,697
Secured borrowings	70,052	70,052	70,052	70,052
Warehouse notes payable	1,313,955	1,314,696	1,161,382	1,162,791
Note payable	294,840	298,500	296,010	300,000
Total financial liabilities	$1,713,969	$1,718,370	$1,560,141	$1,565,540

The following methods and assumptions were used for recurring fair value measurements as of June 30, 2019:

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Gains on mortgage banking activities in the Condensed Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

●	the estimated gain from the expected loan sale to the investor (Level 2);
●	the expected net cash flows associated with servicing the loan, net of any guaranty obligations retained (Level 2);
●	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
●	the nonperformance risk of both the counterparty and the Company (Level 3; derivative instruments only).

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2019 and December 31, 2018.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2019
Rate lock commitments	$859,558	$18,149	$4,226	$22,375	$22,411	$(36)	$—
Forward sale contracts	2,113,009	—	(35,077)	(35,077)	9	(35,086)	—
Loans held for sale	1,253,451	18,636	30,851	49,487	—	—	49,487
Total		$36,785	$—	$36,785	$22,420	$(35,122)	$49,487

December 31, 2018
Rate lock commitments	$891,514	$20,285	$10,627	$30,912	$30,976	$(64)	$—
Forward sale contracts	1,927,017	—	(28,073)	(28,073)	4,560	(32,633)	—
Loans held for sale	1,035,503	21,399	17,446	38,845	—	—	38,845
Total		$41,684	$—	$41,684	$35,536	$(32,697)	$38,845

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and multifamily Agency mortgage-backed securities (“Agency Multifamily MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency Multifamily MBS as of June 30, 2019. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2019 collateral requirements as outlined above. As of June 30, 2019, reserve requirements for the DUS loan portfolio will require the Company to fund $65.5 million in additional pledged securities over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2019. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At June 30, 2019, the net worth requirement was $186.0 million, and the Company's net worth, as defined in the requirements, was $651.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2019, the Company was required to maintain at least $36.7 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of June 30, 2019, the Company had operational liquidity, as defined in the requirements, of $209.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of June 30, 2019 and 2018 and December 31, 2018 and 2017:

	June 30,		December 31,
(in thousands)	2019	2018	2018	2017
Pledged cash and cash equivalents:
Restricted cash	$3,242	$3,238	$3,029	$2,201
Money market funds	840	55,072	6,440	86,584
Total pledged cash and cash equivalents	$4,082	$58,310	$9,469	$88,785
Agency debt securities	115,207	47,493	106,862	9,074
Total pledged securities, at fair value	$119,289	$105,803	$116,331	$97,859

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The investments in Agency debt securities consist of Agency Multifamily MBS and are all accounted for as AFS securities. The following table provides additional information related to the AFS Agency Multifamily MBS as of June 30, 2019 and December 31, 2018:

Fair Value and Amortized Cost of Agency Multifamily MBS (in thousands)	June 30, 2019	December 31, 2018
Fair value	$115,207	$106,862
Amortized cost	114,016	106,963
Total gains for securities with net gains in AOCI	1,302	77
Total losses for securities with net losses in AOCI	(111)	(178)

As of June 30, 2019, the Company does not intend to sell any of the Agency debt securities, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

The following table provides contractual maturity information related to the Agency Multifamily MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	June 30, 2019
Detail of Agency Multifamily MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	1,431	1,408
After five years through ten years	93,177	93,255
After ten years	20,599	19,353
Total	$115,207	$114,016

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended June 30,		For the six months ended June 30,
EPS Calculations (in thousands, except per share amounts)	2019	2018	2019	2018
Calculation of basic EPS
Walker & Dunlop net income	$42,196	$41,112	$86,414	$77,973
Less: dividends and undistributed earnings allocated to participating securities	1,328	1,471	2,835	2,861
Net income applicable to common stockholders	$40,868	$39,641	$83,579	$75,112
Weighted-average basic shares outstanding	29,985	30,256	29,834	30,139
Basic EPS	$1.36	$1.31	$2.80	$2.49

Calculation of diluted EPS
Net income applicable to common stockholders	$40,868	$39,641	$83,579	$75,112
Add: reallocation of dividends and undistributed earnings based on assumed conversion	25	45	62	81
Net income allocated to common stockholders	$40,893	$39,686	$83,641	$75,193
Weighted-average basic shares outstanding	29,985	30,256	29,834	30,139
Add: weighted-average diluted non-participating securities	759	1,239	886	1,147
Weighted-average diluted shares outstanding	30,744	31,495	30,720	31,286
Diluted EPS	$1.33	$1.26	$2.72	$2.40

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs associated with the awards. The following table presents any average outstanding options to purchase shares of common stock and average restricted shares that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018 because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

	For the three months ended		For the six months ended
	June 30,		June 30,
Schedule of Anti-dilutive Securities (in thousands)	2019	2018	2019	2018
Average options	—	—	—	—
Average restricted shares	32	—	35	5

NOTE 12—LEASES

In the normal course of business, the Company enters into lease arrangements for all of its office space. All such lease arrangements are accounted for as operating leases. The associated right-of-use (“ROU”) assets and liabilities are recorded under Other assets and Accounts payable and other liabilities, respectively, in the Condensed Consolidated Balance Sheet as of June 30, 2019. These operating leases do not provide an implicit discount rate; therefore, the Company uses the incremental borrowing rate of its note payable at lease commencement to calculate lease liabilities. The Company’s lease agreements often include options to extend or terminate the lease. Single lease cost related to these lease agreements is recognized on the straight-line basis over the term of the lease, which includes options to extend when it is reasonably certain that such options will be exercised and the Company knows what the lease payments will be during the optional periods. Single lease cost for the three and six months ended June 30, 2019 was $1.7 million and $3.6 million, respectively, while rent expense for the three and six months ended June 30, 2018 was $1.6 million and $3.2 million, respectively. As of June 30, 2019, ROU assets and lease liabilities were $23.8 million and $30.2 million, respectively. As of June 30, 2019, the weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were 4.1 years and 4.75%, respectively.

Maturities of lease liabilities as of June 30, 2019 follow (in thousands):

Six Months Ending December 31,
2019	$4,102
Year Ending December 31,
2020	8,183
2021	7,937
2022	7,232
2023	5,594
Thereafter	147
Total lease payments	$33,195
Less imputed interest	(3,030)
Total	$30,165

Minimum cash basis operating lease commitments as of December 31, 2018 follow (in thousands):

Year Ending December 31,
2019	$7,700
2020	7,789
2021	7,450
2022	6,738
2023	5,200
Thereafter	90
Total	$34,967

NOTE 13—TOTAL EQUITY

A summary of changes in total equity for the three and six months ended June 30, 2019 and 2018 is presented below:

	For the three and six months ended June 30, 2019

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	—	(1,002)	—	(1,002)
Walker & Dunlop net income	—	—	—	—	44,218	—	44,218
Net income (loss) from noncontrolling interests	—	—	—	—	—	(158)	(158)
Other comprehensive income (loss), net of tax	—	—	—	301	—	—	301
Stock-based compensation - equity classified	—	—	6,812	—	—	—	6,812
Issuance of common stock in connection with equity compensation plans	935	9	4,178	—	—	—	4,187
Repurchase and retirement of common stock	(459)	(4)	(22,400)	—	(1,755)	—	(24,159)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,319)	—	(9,319)
Balance at March 31, 2019	29,973	$300	$223,742	$226	$698,894	$4,910	$928,072
Walker & Dunlop net income	—	—	—	—	42,196	—	42,196
Net income (loss) from noncontrolling interests	—	—	—	—	—	(50)	(50)
Other comprehensive income (loss), net of tax	—	—	—	666	—	—	666
Stock-based compensation - equity classified	—	—	4,417	—	—	—	4,417
Issuance of common stock in connection with equity compensation plans	24	1	—	—	—	—	1
Repurchase and retirement of common stock	(33)	(1)	(538)	—	(1,217)	—	(1,756)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,311)	—	(9,311)
Balance at June 30, 2019	29,964	$300	$227,621	$892	$730,562	$4,860	$964,235

	For the three and six months ended June 30, 2018

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2017	30,016	$300	$229,080	$93	$579,943	$5,565	$814,981
Walker & Dunlop net income	—	—	—	—	36,861	—	36,861
Net income (loss) from noncontrolling interests	—	—	—	—	—	(154)	(154)
Other comprehensive income (loss), net of tax	—	—	—	(127)	—	—	(127)
Stock-based compensation - equity classified	—	—	5,093	—	—	—	5,093
Issuance of common stock in connection with equity compensation plans	567	5	4,846	—	—	—	4,851
Repurchase and retirement of common stock	(435)	(4)	(12,687)	—	(8,709)	—	(21,400)
Cash dividends paid ($0.25 per common share)	—	—	—	—	(7,838)	—	(7,838)
Balance at March 31, 2018	30,148	$301	$226,332	$(34)	$600,257	$5,411	$832,267
Walker & Dunlop net income	—	—	—	—	41,112	—	41,112
Net income (loss) from noncontrolling interests	—	—	—	—	—	(79)	(79)
Other comprehensive income (loss), net of tax	—	—	—	(53)	—	—	(53)
Stock-based compensation - equity classified	—	—	5,076	—	—	—	5,076
Issuance of common stock in connection with equity compensation plans	242	3	3,213	—	—	—	3,216
Repurchase and retirement of common stock	—	—	(57)	—	—	—	(57)
Cash dividends paid ($0.25 per common share)	—	—	—	—	(7,861)	—	(7,861)
Balance at June 30, 2018	30,390	$304	$234,564	$(87)	$633,508	$5,332	$873,621

During the first quarter of 2019, the Company repurchased under a 2018 share repurchase program 55 thousand shares of its common stock at a weighted average price of $42.79 per share and immediately retired the shares, reducing stockholders’ equity by $2.4 million. During the first quarter of 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock over a 12-month period. During the second quarter of 2019, the Company repurchased 30 thousand shares of its common stock under the 2019 share repurchase program at a weighted average price of $51.88 per share and immediately retired the shares, reducing stockholders’ equity by $1.5 million. The Company had $48.5 million of authorized share repurchase capacity remaining as of June 30, 2019.

In February 2019, the Company’s Board of Directors declared a cash dividend of $0.30 per share for the first quarter of 2019. The dividend was paid during the first quarter of 2019 to all holders of record of our restricted and unrestricted common stock and restricted stock units. In April 2019, the Company’s Board of Directors declared a dividend of $0.30 per share for the second quarter of 2019. The dividend was paid during the second quarter of 2019 to all holders of record of our restricted and unrestricted common stock and restricted stock units. On August 6, 2019, the Company’s Board of Directors declared a cash dividend of $0.30 per share for the third quarter of 2019. The dividend will be paid September 9, 2019 to all holders of record of our restricted and unrestricted common stock and restricted stock units as of August 23, 2019. The Company expects the dividends paid during 2019 to be an insignificant portion of the Company’s net income, retained earnings, and cash and cash equivalents.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 2018 Form 10-K”).

Forward-Looking Statements

Some of the statements in this Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” or “us”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2018 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States. We originate, sell, and service a range of commercial real estate debt and equity financing products, provide property sales brokerage services with a specific focus on multifamily properties, and engage in commercial real estate investment management activities. Our clients are owners and developers of commercial real estate across the country. We offer the following products to our clients:

Agency Lending

We originate and sell loans through the programs of the GSEs, the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD;” and HUD collectively with the GSEs, “Agency Lending”), with which we have long-established relationships. We are approved as a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender nationally, an approved lender (Seller/Servicer) in Freddie Mac Multifamily’s OptigoSM network (“Optigo Seller/Servicer”) nationally, an Optigo Seller/Servicer for Seniors Housing and Targeted Affordable Housing, a HUD Multifamily Accelerated Processing lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer.

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

We fund our Agency Lending products generally through warehouse facility financing and sell them to investors in accordance with the related loan sale commitment, which we obtain concurrent with rate lock. Proceeds from the sale of the loan are used to pay off the warehouse borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. We earn net warehouse interest income from loans held for sale while they are outstanding equal to the difference between the note rate on the Agency loan and the cost of borrowing of the warehouse facility.

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

Debt Brokerage

We broker, and in some cases service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities issuers, and other institutional investors, in which cases we do not fund the loan. Our mortgage bankers who focus on debt brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers' needs. These loans are then funded directly by the institutional lender, and we receive an origination fee for placing the loan. For those brokered loans we also service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn for servicing Agency loans.

Principal Lending and Investing

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

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. We fund these preferred equity investments with our own capital and hold the investments until maturity, during which time we assume the full risk of loss. There were no preferred equity investments outstanding as of June 30, 2019.

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

Property Sales

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

When we place a risk-sharing loan on our watch list, we transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The Allowance for risk-sharing obligations as of June 30, 2019 is based largely on general reserves related to the loans on the watch list as of June 30, 2019.

Overview of Current Business Environment

The fundamentals of the commercial real estate market remain strong. For the last two years, multifamily debt financing activity has represented at least 80% of our total mortgage banking volumes and has been a meaningful driver of our operating performance. Multifamily occupancy rates and effective rents remain strong based upon robust rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and mortgage banking volumes due to their importance to the cash flows of the underlying properties. Additionally, the headwinds facing single-family home ownership, including high valuations, lack of supply, and low credit availability, have led to home ownership levels at or near historic lows. At the same time, new household formation continues to grow, unemployment levels remain at historic lows, and macroeconomic indicators are strong, all resulting in high demand for multifamily housing.

The Mortgage Bankers’ Association (“MBA”) recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the first quarter of 2019, reaching $3.5 trillion, an increase of 1.3% from the end of the fourth quarter of 2018. Multifamily mortgage debt outstanding rose by $17.9 billion to $1.4 trillion as of the end of the first three months of 2019, an increase of 1.3% from the end of 2018.

Steady household formation and a dearth of supply of entry level single family homes have led to strong demand for rental housing and continued steadily rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. According to RealPage, a provider of commercial real estate data and analytics, rent growth increased 3.0% on an annual basis during the second quarter of 2019 as demand for multifamily properties reached a five-year high during the second quarter of 2019. RealPage also reported that the vacancy rate at the end of the second quarter of 2019 was 4.2%, below the five-year average of 4.8% as the demand in the multifamily market during the second quarter was twice the rate of new construction during the quarter. We believe that the market demand for multifamily housing in the upcoming quarters will continue to absorb most of the capacity created by new construction and that vacancy rates will remain near historic lows, continuing to make multifamily properties an attractive investment option.

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

The Federal Reserve did not raise its targeted Fed Funds Rate during the second quarter of 2019 but had raised it by 150 basis points during the past two years. We have not experienced a pronounced or sustained decline in loan origination volume as a result of the increases in the Fed Funds Rate as (i) long-term mortgage interest rates have remained at relatively low levels due to a flattened yield curve throughout most of the past two years, (ii) there remains a significant number of capital market participants that are investing in commercial real estate and multifamily properties, and (iii) investor spreads have tightened. However, towards the end of the second quarter of 2018 and continuing through the second quarter of 2019, we have experienced compression in the servicing fees we receive on our loan originations with Fannie Mae due to the tightening of investor spreads. The decrease in servicing fees on new Fannie Mae loan originations during this period has contributed to compression in the gain on sale margin for our Fannie Mae production compared to the year ago quarter but in line with the margin experienced in the second half of 2018. The Federal Reserve lowered the Fed Funds Rate at its July 2019 meeting. We believe this will have a near-term positive impact on the commercial real estate debt and property sales markets. The number, timing, and magnitude of any future interest rate changes by the Federal Reserve, combined with other macroeconomic and market factors, including increased competition for loan originations, may have a different future effect on the commercial real estate market and on us.

We expect to see continued strength in the multifamily financing market for the foreseeable future due to the underlying fundamentals of the multifamily market as labor markets are strong, single-family home ownership remains challenging to obtain for many households, and new household formation will fuel rental demand. This expectation is consistent with recently released data from MBA’s 2019 survey of commercial real estate firms which shows that 55% of the firms expect loan originations to increase in 2019.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) 2019 GSE Scorecard (“2019 Scorecard”) established Fannie Mae’s and Freddie Mac’s 2019 loan origination caps at $35.0 billion each for market-rate apartments (“2019 Caps”), the same as 2018. Affordable housing loans and manufactured housing rental community loans continue to be excluded from the 2019 Caps. Additionally, the definition of the affordable housing loan exclusion continues to encompass affordable housing in high- and very-high cost markets and to allow for an exclusion for the pro-rata portion of any loan on a multifamily property that includes affordable housing units. The 2019 Scorecard provides the FHFA with the flexibility to review the estimated size of the multifamily loan origination market on a quarterly basis and proactively adjust the 2019 Caps upward should the market be larger than expected in 2019. The 2019 Scorecard also provides exclusions for loans to properties located in underserved markets including rural, small multifamily, and senior assisted living and for loans to finance multifamily properties that invest in energy or water efficiency improvements (“green loans”). The 2019 Scorecard did change the definition for green loans, increasing the energy and water savings needed to qualify. This change in the definition for green loans may result in fewer loans being excluded from the 2019 Caps than in previous years and may thus constrain the GSEs’ lending volumes in 2019.

The GSEs reported combined loan origination volume of approximately $65.0 billion during the first half of 2019 compared to $54.6 billion during the first half of 2018, an increase of 19%, with Fannie Mae volumes growing 32% during the first half of 2019 compared to the first half of 2018. This increase in overall GSE mortgage banking volume benefitted our GSE mortgage banking volume period over period. We expect the GSEs to maintain their historical market share in a multifamily origination market that is projected by the MBA on average to be $315 billion in 2019.  We believe our market leadership positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline. A new director of the FHFA was sworn in on April 15, 2019 following confirmation by the Senate. We do not know whether the FHFA will impose stricter limitations on GSE multifamily production volume beyond 2019.

We continue to significantly grow our debt brokerage platform through hiring and acquisitions to gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with additions of mortgage bankers over the past several years, has resulted in significant growth in our brokered mortgage banking volume with a 17% increase in brokered mortgage banking volume from the second quarter of 2018 to the second quarter of 2019. Our outlook for our debt brokerage platform is positive as we expect continued growth in the commercial and multifamily financing markets in the near future.

During the first quarter of 2019, the U.S. government was shut down for approximately one month, during which time HUD processed no loan commitments. The shutdown negatively impacted the amount of loan originations at HUD, which contributed to a decrease in first quarter originations and also impacted our second quarter with a decrease of 17% in our HUD mortgage banking volume from the second quarter of 2018 to the second quarter of 2019. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We continue to seek to add resources and scale to our HUD lending platform, particularly in the area of construction lending, seniors housing, and skilled nursing, where HUD remains an important provider of capital.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional properties and dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, floating-rate, high-yield commercial real estate investments. We originated $179.6 million of interim loans during the six months ended June 30, 2019 compared to $216.9 million during the six months ended June 30, 2018. Of the overall interim loan origination volume for the six months ended June 30, 2019 and 2018, $143.8 million and $60.0 million, respectively, were originated for the Interim Program JV.

We saw increased activity in our multifamily-focused property sales platform for the first half of 2019 compared to the same period in 2018 as the macroeconomic conditions, combined with the decrease in interest rates during the latter part of the first six months of 2019, made multifamily properties an attractive investment. We have made additions to our property sales team over the past year and continue our efforts to expand the platform more broadly across the United States and to increase the size of our property sales team to capture what we believe will be strong multifamily property sales activity over the coming years.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2019 and 2018. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Transaction Volume:
Components of Mortgage Banking Volume
Fannie Mae	$2,357,560	$2,269,544	$4,340,370	$3,510,046
Freddie Mac	1,532,939	1,316,491	3,106,573	2,636,468
Ginnie Mae - HUD	191,502	230,710	369,760	583,126
Brokered (1)	1,945,006	1,656,348	3,379,135	3,230,257
Principal Lending and Investing (2)	177,844	236,355	253,706	261,068
Total Mortgage Banking Volume	$6,204,851	$5,709,448	$11,449,544	$10,220,965
Property Sales Volume	1,101,518	483,575	1,798,129	821,320
Total Transaction Volume	$7,306,369	$6,193,023	$13,247,673	$11,042,285

Key Performance Metrics:
Operating margin	28%	30%	29%	30%
Return on equity	18	20	19	19
Walker & Dunlop net income	$42,196	$41,112	$86,414	$77,973
Adjusted EBITDA (3)	62,609	49,969	129,293	102,119
Diluted EPS (4)	1.33	1.26	2.72	2.40

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	42%	40%	40%	39%
Other operating expenses	8	9	8	9

Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees (5)	1.08%	1.00%	1.09%	1.04%
Gains attributable to MSRs (5)	0.68	0.86	0.73	0.80
Gains attributable to MSRs, as a percentage of Agency loan origination volume (6)	1.01	1.23	1.05	1.18

(dollars in thousands)	As of June 30,
Managed Portfolio:	2019	2018
Components of Servicing Portfolio
Fannie Mae	$38,236,807	$33,606,531
Freddie Mac	31,811,145	28,197,494
Ginnie Mae - HUD	10,066,874	9,653,432
Brokered (7)	9,535,470	6,232,255
Principal Lending and Investing (8)	246,729	131,029
Total Servicing Portfolio	$89,897,025	$77,820,741
Assets under management (9)	1,595,446	932,318
Total Managed Portfolio	$91,492,471	$78,753,059

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	23.4	25.4
Weighted-average remaining servicing portfolio term (years)	9.8	9.8

SUPPLEMENTAL OPERATING DATA – continued

The following table summarizes JCR’s AUM as of June 30, 2019:

	Unfunded	Funded
Components of JCR assets under management (in thousands)	Commitments	Investments	Total
Fund III	$95,172	$126,525	$221,697
Fund IV	208,789	96,909	305,698
Separate accounts	—	493,621	493,621
Total assets under management	$303,961	$717,055	$1,021,016

(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities, commercial banks, and other capital sources.
(2)	For the three months ended June 30, 2019, includes $128.5 million from the Interim Program JV, $2.5 million from the Interim Program, and $46.8 million from JCR separate accounts. For the six months ended June 30, 2019, includes $143.7 million from the Interim Program JV, $35.9 million from the Interim Program, and $74.1 million from JCR separate accounts. For the three months ended June 30, 2018, includes $42.3 million from the Interim Program JV, $149.9 million from the Interim Program, and $44.2 million from JCR separate accounts. For the six months ended June 30, 2018, includes $60.0 million from the Interim Program JV, $156.9 million from the Interim Program, and $44.2 million from JCR separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	Diluted EPS has been corrected from the amount reported on our Quarterly Report on form 10-Q for the three and six months ended June 30, 2018. See the 2018 Form 10-K for additional detail related to the correction.
(5)	Excludes the income and mortgage banking volume from Principal Lending and Investing.
(6)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(7)	Brokered loans serviced primarily for life insurance companies.
(8)	Consists of interim loans not managed for the Interim Program JV.
(9)	As of June 30, 2019, includes $504.3 million of Interim Program JV managed loans, $70.1 million of loans serviced directly for the Interim Program JV partner, and JCR assets under management of $1.0 billion. As of June 30, 2018, includes $119.1 million of Interim JV managed loans, and JCR assets under management of $813.2 million.

The following tables present a period-to-period comparison of our financial results for the three and six months ended June 30, 2019 and 2018.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
Revenues (dollars in thousands)	2019	2018	Change	Change
Gains from mortgage banking activities	$106,881	$102,237	$4,644	5%
Servicing fees	53,006	49,317	3,689	7
Net warehouse interest income	6,411	2,392	4,019	168
Escrow earnings and other interest income	14,616	9,276	5,340	58
Property sales broker fees	5,752	3,758	1,994	53
Other	13,659	11,224	2,435	22
Total revenues	$200,325	$178,204	$22,121	12

Expenses
Personnel	$84,398	$71,426	$12,972	18%
Amortization and depreciation	37,381	35,489	1,892	5
Provision for credit losses	961	800	161	20
Interest expense on corporate debt	3,777	2,343	1,434	61
Other operating expenses	16,830	15,176	1,654	11
Total expenses	$143,347	$125,234	$18,113	14
Income from operations	$56,978	$52,970	$4,008	8
Income tax expense	14,832	11,937	2,895	24
Net income before noncontrolling interests	$42,146	$41,033	$1,113	3
Less: net income (loss) from noncontrolling interests	(50)	(79)	29	(37)
Walker & Dunlop net income	$42,196	$41,112	$1,084	3

FINANCIAL RESULTS – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
Revenues (dollars in thousands)	2019	2018	Change	Change
Gains from mortgage banking activities	$205,616	$183,746	$21,870	12%
Servicing fees	105,205	97,357	7,848	8
Net warehouse interest income	13,432	4,249	9,183	216
Escrow earnings and other interest income	28,684	16,624	12,060	73
Property sales broker fees	10,293	5,889	4,404	75
Other	24,532	17,791	6,741	38
Total revenues	$387,762	$325,656	$62,106	19

Expenses
Personnel	$156,029	$126,699	$29,330	23%
Amortization and depreciation	75,284	69,124	6,160	9
Provision for credit losses	3,636	323	3,313	1,026
Interest expense on corporate debt	7,429	4,522	2,907	64
Other operating expenses	32,322	28,127	4,195	15
Total expenses	$274,700	$228,795	$45,905	20
Income from operations	$113,062	$96,861	$16,201	17
Income tax expense	26,856	19,121	7,735	40
Net income before noncontrolling interests	$86,206	$77,740	$8,466	11
Less: net income (loss) from noncontrolling interests	(208)	(233)	25	(11)
Walker & Dunlop net income	$86,414	$77,973	$8,441	11

Overview

For both the three and six months ended June 30, 2019, all revenue streams increased year over year. The increases in gains from mortgage banking activities were primarily related to increases in mortgage banking volumes. Servicing fees increased largely from increases in the average servicing portfolio outstanding. The increases in net warehouse interest income were related to increases in net warehouse interest income from loans held for investment due to increases in the average balance outstanding, partially offset by decreases in net warehouse interest income from loans held for sale. Escrow earnings and other interest income increased due to increases in both the average escrow balance and earnings rate. The increases in property sales broker fees were principally due to increases in property sales volume. Other revenues increased largely as a result of increases in prepayment fees.

The increase in total expenses for the three months ended June 30, 2019 was primarily the result of increases in (i) salaries and benefits expenses and other operating expenses due primarily to an increase in the average headcount, (ii) commissions due to an increase in origination fees and property sales broker fees, (iii) amortization and depreciation expense as the average MSR balance increased period over period, and (iv) interest expense on corporate debt due to an increase in the balance of long-term debt.

The increase in total expenses for the six months ended June 30, 2019 was primarily the result of increases in (i) salaries and benefits expenses and other operating expenses due primarily to an increase in the average headcount, (ii) commissions due to an increase in origination fees and property sales broker fees, (iii) amortization and depreciation expense as the average MSR balance increased period over period, (iv) provision for credit losses as two loans defaulted during the first quarter of 2019, and (v) interest expense on corporate debt due to an increase in the balance of long-term debt.

Revenues

Gains from Mortgage Banking Activities.  The following tables provide additional information that helps explain changes in gains from mortgage banking activities period over period:

	Mortgage Banking Volume by Product Type
	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Fannie Mae	38%	40%	38%	34%
Freddie Mac	25	23	27	26
Ginnie Mae - HUD	3	4	3	6
Brokered	31	29	30	31
Principal Lending and Investing	3	4	2	3

	Gains from Mortgage Banking Activities Detail
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Origination Fees	$65,610	$55,193	$123,407	$104,009
Dollar Change	$10,417		$19,398
Percentage Change	19%		19%
MSR Income (1)	$41,271	$47,044	$82,209	$79,737
Dollar Change	$(5,773)		$2,472
Percentage Change	(12)%		3%
Origination Fee Rate (2) (basis points)	108	100	109	104
Basis Point Change	8		5
Percentage Change	8%		5%
MSR Rate (3) (basis points)	68	86	73	80
Basis Point Change	(18)		(7)
Percentage Change	(21)%		(9)%
Agency MSR Rate (4) (basis points)	101	123	105	118
Basis Point Change	(22)		(13)
Percentage Change	(18)%		(11)%
(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total mortgage banking volume.

(3)	MSR income as a percentage of total mortgage banking volume.
(4)	MSR income as a percentage of Agency mortgage banking volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The increase in origination fees for the three months ended June 30, 2019 was the result of a 9% increase in overall mortgage banking volume and the 8% increase in the origination fee rate. A 24% year-over-year decline in the weighted-average servicing fee rate on Fannie Mae mortgage banking volume was the primary driver in the decrease in MSR income, partially offset by the increase in mortgage banking volume. The decrease in the weighted-average servicing fee rate was due principally to continued intense competition for new loans, which has resulted in tighter credit spreads. Tighter credit spreads impact our Fannie Mae servicing fees because we take a first loss position on substantially all of our Fannie Mae loan originations and we are compensated for that risk of loss through servicing fees that are higher than for our Freddie Mac or HUD originations.

The increases in origination fees and MSR income for the six months ended June 30, 2019 were related primarily to a 12% increase in total mortgage banking volume year over year. Origination fees also benefitted slightly from a favorable change in the mix of mortgage banking volume. Partially offsetting the increase in MSR income due to the increase in total mortgage banking volume was a 24% period-over-period decline in the weighted-average servicing fee rate on new Fannie Mae mortgage banking volume. The decrease in the weighted-average servicing fee rate for the six months ended June 30, 2019 was due to the same reasons as for the three months ended June 30, 2019 discussed previously.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in mortgage banking volumes and servicing fee rates.

Servicing Fees.  The increases for both the three and six months ended June 30, 2019 were primarily attributable to increases in the average servicing portfolio period over period as shown below due to new mortgage banking volume and relatively few payoffs, partially offset by a decrease in the servicing portfolio’s weighted-average servicing fee rate as shown below. The decreases in the weighted-average servicing fee were largely the result of period-over-period decreases in the weighted-average servicing rate on new Fannie Mae volume, as discussed previously, and increases in the unpaid principal balance of brokered loans serviced. For the remainder of the year, we expect the weighted-average servicing fee to continue to decrease from the averages in 2018 as we continue to diversify our servicing portfolio and see continued low servicing fee rates on new mortgage banking volume.

	Servicing Fees Details
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Average Servicing Portfolio	$88,827,191	$76,932,286	$87,771,921	$76,161,093
Dollar Change	$11,894,905		$11,610,828
Percentage Change	15%		15%
Average Servicing Fee (basis points)	23.7	25.5	23.9	25.6
Basis Point Change	(1.8)		(1.7)
Percentage Change	(7)%		(7)%

Net Warehouse Interest Income.  The increases for both the three and six months ended June 30, 2019 were principally related to increases in net warehouse interest income from loans held for investment (“LHFI”), partially offset by decreases in net warehouse interest income from loans held for sale (“LHFS”). The increases in net warehouse interest income from LHFI were the result of substantial increases in the average outstanding balance and increases in the net spread, as shown below, as we fully funded more loans with corporate cash during 2019 than during 2018. The decreases in net warehouse interest income from loans held for sale were primarily the result of significant decreases in the net spread as shown below, partially offset by increases in the average balance. The decreases in the net spread were the result of greater increases in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based.

If the yield curve remains flattened or experiences additional periods of, the tightening of the net spread will continue. If we originate the majority of our interim loans through the Interim Program JV, net warehouse interest income from LHFI will be lower. Such a decrease in net warehouse interest income from LHFI would be partially offset by our portion of the net income generated by the Interim Program JV. Additionally, a large loan that is fully funded with corporate cash is scheduled to mature at the end of the third quarter of 2019. If we are not able to replace that maturing loan with a comparable loan, net warehouse interest income from LHFI will be lower.

	Net Warehouse Interest Income Details
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Average LHFS Outstanding Balance	$1,236,616	$1,063,581	$1,112,247	$1,015,793
Dollar Change	$173,035		$96,454
Percentage Change	16%		9%
LHFS Net Spread (basis points)	7	56	4	51
Basis Point Change	(49)		(47)
Percentage Change	(88)%		(92)%
Average LHFI Outstanding Balance	$386,379	$88,519	$396,270	$79,332
Dollar Change	$297,860		$316,938
Percentage Change	336%		400%
LHFI Net Spread (basis points)	642	411	666	418
Basis Point Change	231		248
Percentage Change	56%		59%

Escrow Earnings and Other Interest Income.  The increases for both the three and six months ended June 30, 2019 were due to increases in both the average balances of escrow accounts and the average earnings rates period over period. The increases in the average balances were due to increases in the average servicing portfolio. The increases in the average earnings rate were due to increases in short-term interest rates, upon which our earnings rates are based, over the past 12 months as discussed above in the “Overview of Current Business Environment” section.

Property Sales Broker Fees.  The increases for both the three and six months ended June 30, 2019 were the result of increased property sales volume as discussed above in the “Overview of Current Business Environment” section.

Other Revenues.  The increase for the three months ended June 30, 2019 was primarily related to an increase in prepayment fees as more of the loans in our servicing portfolio paid off during the three months ended June 30, 2019 than for the same period in 2018.

The increase for the six months ended June 30, 2019 was primarily related to increases in investment management fees due to the acquisition of JCR during the second quarter of 2018 and in prepayment fees as more of the loans in our servicing portfolio paid off during the six months ended June 30, 2019 than for the same period in 2018.

Expenses

Personnel.  For the three months ended June 30, 2019, the increase was primarily the result of a $4.8 million increase in salaries and benefits due to acquisitions and hiring to support our growth, resulting in a 12% increase in the average headcount from 659 in 2018 to 735 in 2019. Commission costs increased $8.3 million due to the increase in origination fees and property sales broker fees noted previously.

For the six months ended June 30, 2019, the increase was primarily the result of an $8.6 million increase in salaries and benefits due to acquisitions and hiring to support our growth, resulting in a 14% increase in the average headcount from 644 in 2018 to 734 in 2019. Commission costs increased $15.2 million due to the increase in origination fees and property sales broker fees noted previously. Lastly, subjective bonus expense increased $2.5 million due to the aforementioned increase in average headcount and due to the Company’s improved financial performance year over year.

Amortization and Depreciation.  The increases were primarily attributable to loan origination activity and the resulting growth in the average MSR balances. Over the past 12 months, we have added $49.1 million of MSRs, net of amortization and write offs due to prepayment.

Provision for Credit Losses.  The increase for the six months ended June 30, 2019 was largely related to two defaults that occurred during the first quarter of 2019. A large loan in our at risk servicing portfolio defaulted during the first quarter of 2019, resulting in a $2.4 million provision for risk-sharing obligations. Additionally, one loan held for investment defaulted during the first quarter of 2019, resulting in a $0.6 million provision for loan losses. The credit quality in the remainder of our at risk servicing portfolio remains strong, as seen in the credit quality statistics shown in the “Credit Quality and Allowance for Risk-Sharing Obligations” section below. Additionally, no other loans held for investment were delinquent or impaired as of June 30, 2019.

Interest Expense on Corporate Debt.  Increase in the outstanding balances of our long-term debt for both the three and six months ended June 30, 2019 were the primary driver of the increases in interest expense on corporate debt, partially offset by lower interest rates. We refinanced our long-term debt in the fourth quarter of 2018.

Other Operating Expenses.  The increases in other operating expenses for both the three and six months ended June 30, 2019 primarily stemmed from increased office and travel costs due to the increase in average headcount period over period and additional costs associated with technology-related investments to support our strategic initiatives.

Income Tax Expense.  For the three months ended June 30, 2019, the increase in income tax expense related primarily to the 8% increase in income from operations and a $1.7 million decrease in realizable excess tax benefits due to significantly fewer exercises of stock options during the three months ended June 30, 2019 compared to the same period in 2018, resulting in a 26.0% effective tax rate for the three months ended June 30, 2019 compared to 22.5% for the three months ended June 30, 2018.

For the six months ended June 30, 2019, the increase in income tax expense related primarily to the 17% increase in income from operations and a $2.4 million decrease in realizable excess tax benefits due to significantly fewer exercises of stock options during the six months ended June 30, 2019 compared to the same period in 2018 and due to lower executive compensation deductions in the first half of 2019 relative to the same period in 2018, resulting in a 23.8% effective tax rate for the six months ended June 30, 2019 compared to 19.7% for the six months ended June 30, 2018.

We do not expect our annual estimated effective tax rate to differ significantly from the 26.0% rate estimated for the three months ended June 30, 2019 as the vast majority of our equity compensation plans vest in the first quarter. Accordingly, we expect our estimated effective tax rate for the remainder of the year to be somewhere between 26% and 27%.

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

We use adjusted EBITDA to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors. We believe that adjusted EBITDA, when read in conjunction with our GAAP financials, provides useful information to investors by offering:

●	the ability to make more meaningful period-to-period comparisons of our on-going operating results;
●	the ability to better identify trends in our underlying business and perform related trend analyses; and
●	a better understanding of how management plans and measures our underlying business.

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income. Adjusted EBITDA is calculated as follows.

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$42,196	$41,112	$86,414	$77,973
Income tax expense	14,832	11,937	26,856	19,121
Interest expense on corporate debt	3,777	2,343	7,429	4,522
Amortization and depreciation	37,381	35,489	75,284	69,124
Provision for credit losses	961	800	3,636	323
Net write-offs	—	—	—	—
Stock compensation expense	4,733	5,332	11,883	10,793
Gains attributable to mortgage servicing rights (1)	(41,271)	(47,044)	(82,209)	(79,737)
Adjusted EBITDA	$62,609	$49,969	$129,293	$102,119

(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three and six months ended June 30, 2019 and 2018.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Origination fees	$65,610	$55,193	$10,417	19%
Servicing fees	53,006	49,317	3,689	7
Net warehouse interest income	6,411	2,392	4,019	168
Escrow earnings and other interest income	14,616	9,276	5,340	58
Other revenues	19,461	15,061	4,400	29
Personnel	(79,665)	(66,094)	(13,571)	21
Net write-offs	—	—	—	N/A
Other operating expenses	(16,830)	(15,176)	(1,654)	11
Adjusted EBITDA	$62,609	$49,969	$12,640	25

ADJUSTED EBITDA – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Origination fees	$123,407	$104,009	$19,398	19%
Servicing fees	105,205	97,357	7,848	8
Net warehouse interest income	13,432	4,249	9,183	216
Escrow earnings and other interest income	28,684	16,624	12,060	73
Other revenues	35,033	23,913	11,120	47
Personnel	(144,146)	(115,906)	(28,240)	24
Net write-offs	—	—	—	N/A
Other operating expenses	(32,322)	(28,127)	(4,195)	15
Adjusted EBITDA	$129,293	$102,119	$27,174	27

See the tables above for the components of the change in adjusted EBITDA for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2019, the increases in origination fees were primarily related to increases in mortgage banking volumes. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new mortgage banking volume and relatively few payoffs. The increases in net warehouse interest income were related to increases in net warehouse interest income from

LHFI due to an increase in the average balance outstanding, partially offset by decreases in net warehouse interest income from LHFS. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following increases in short-term interest rates over the past year. Other revenues increased primarily due to increases in prepayment fees and property sales broker fees.

For the three months ended June 30, 2019, the increase in personnel expense was primarily the result of increased salaries and benefits expense due to a rise in headcount and increased commissions due to the increase in origination fees. Other operating expenses increased largely due to increased occupancy and travel costs due to the larger average headcount period over period.

For the six months ended June 30, 2019, the increase in personnel expense was primarily due to increased salaries and benefits expense due to a rise in headcount, commissions expense resulting from the increase in origination fees, and subjective bonus related to the rise in headcount and the improvement in the Company’s financial performance year over year. Other operating expenses increased primarily as a result of increased occupancy and travel costs due to the larger average headcount period over period.

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

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2019 and 2018.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Net cash provided by (used in) operating activities	$(159,204)	$(254,150)	$94,946	(37)%
Net cash provided by (used in) investing activities	30,707	(138,590)	169,297	(122)
Net cash provided by (used in) financing activities	101,869	275,887	(174,018)	(63)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	93,720	169,827	(76,107)	(45)

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(217,948)	$(300,363)	$82,415	(27)%
Net cash provided by (used in) operating activities, excluding loan origination activity	58,744	46,213	12,531	27

Cash flows from investing activities
Purchases of pledged available-for-sale securities	$(7,562)	$(38,566)	$31,004	(80)%
Distributions from (investments in) Interim Program JV	(18,518)	1,209	(19,727)	(1,632)
Acquisitions, net of cash received	(7,180)	(33,102)	25,922	(78)

Originations of loans held for investment	(83,402)	(151,754)	68,352	(45)
Total principal collected on loans held for investment	150,761	87,688	63,073	72
Net payoff of (investment in) loans held for investment	$67,359	$(64,066)	$131,425	(205)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$129,412	$323,153	$(193,741)	(60)%
Borrowings of interim warehouse notes payable	54,757	50,455	4,302	9
Repayments of interim warehouse notes payable	(32,264)	(61,049)	28,785	(47)
Repurchase of common stock	(25,915)	(21,457)	(4,458)	21
Cash dividends paid	(18,630)	(15,699)	(2,931)	19
Proceeds from issuance of common stock	4,188	8,067	(3,879)	(48)

Changes in cash flows from operations were driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations is primarily attributable to the use of $0.2 billion for the funding of loan originations, net of sales of loans to third parties during the first half of 2019 compared to the use of $0.3 billion for the funding of loan originations, net of sales to third parties during the first half of 2018. Excluding cash used for the origination and sale of loans, net cash provided by operations was $58.7 million during the first six months of 2019 compared to net cash provided by operations of $46.2 million during the first six months of 2018. The significant components of the change included an $8.5 million increase in net income before noncontrolling interests and a $4.5 million increase to net income related to the change in the fair value of premiums and origination fees.

The change in cash provided by (used in) investing activities is primarily attributable to an increase in the net payoff of loans held for investment and reductions in the purchases of pledged AFS securities and cash paid for acquisitions, partially offset by an increase in investments in the Interim Program JV. The net payoff of loans held for investment during the first half of 2019 was $67.4 million compared to a net investment of $64.1 million during the first half of 2018. Of the $67.4 million of the net payoff of LHFI during 2019, $22.5 million was funded using interim warehouse borrowings (included in cash flows from financing activities), with the remaining $89.9 million funded using corporate cash. Of the $64.1 million of the net investment in LHFI during 2018, $74.7 million was funded using corporate cash, with an additional $10.6 million of interim warehouse borrowings (included in cash flows from financing activities) repaid during 2018. The reduction in purchases of pledged AFS securities is due to most of our pledged cash and money market having been invested in previous periods. We began an initiative in the fourth quarter of 2017 to invest pledged collateral in AFS securities. As of the beginning of the first quarter of 2018, a larger balance of collateral was available to invest than at the beginning of the first quarter of 2019 as we made multiple purchases of these securities throughout 2018 and have not sold any securities. The decrease in cash used for acquisitions is due to a year-over-year decrease in the size of the companies acquired. The increase in the cash invested in the Interim Program JV was the result of net origination activity at the Interim Program JV. During the six months ended June 30, 2018, the Interim Program JV had net payoffs of loans, resulting in net distributions. During the six months ended June 30, 2019, the Interim Program JV had net loan originations, resulting in additional capital invested by us in the Interim Program JV.

The change in cash provided by (used in) financing activities was primarily attributable to the change in net warehouse borrowings period to period and increases in repurchases of common stock, cash dividends paid, and proceeds from issuance of common stock, partially offset by an increase in net borrowings of interim warehouse notes payable. The change in net borrowings (repayments) of warehouse borrowings during the first six months of 2019 was due to a smaller increase in the unpaid principal balance of LHFS funded by Agency Warehouse Facilities (as defined below) from December 31, 2018 to June 30, 2019 than from December 31, 2017 to June 30, 2018. During 2019, the unpaid principal balance of LHFS funded by Agency Warehouse Facilities increased $0.1 billion from their December 31, 2018 balance compared to an increase of $0.3 billion during the same period in 2018.

The change in net borrowings of interim warehouse notes payable was principally due to interim loan origination and repayment activity period over period. During 2019, interim loans originated were funded principally from interim warehouse notes payable, and the interim loans that paid off were fully funded with corporate cash, resulting in net borrowings of interim warehouse borrowings. During 2018, the net repayments of interim warehouse notes payable was principally due to the Company’s fully funding a large portfolio of loans held for investment at the end of the second quarter of 2018.

The increase in share repurchase activity was principally related to an increase in the repurchase of shares to settle employee tax obligations for performance-based share awards. No performance-based awards vested during 2018 compared to 489 thousand shares during 2019. The increase in cash dividends paid is primarily related to a 20% increase in the dividends paid per share. The decrease in proceeds from the issuance of common stock is primarily related to a decrease in employee stock options exercised year over year. No options were exercised in 2019 compared to 295 thousand in 2018.

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

Fannie Mae has established standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the June 30, 2019 requirements. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2019, the net worth requirement was $186.0 million and our net worth, as defined in the requirements, was $651.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2019, we were required to maintain at least $36.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2019, we had operational liquidity, as defined in the requirements, of $209.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.30 per share for the first and second quarters of 2019, a 20% increase from the $0.25 per share quarterly dividends paid in 2018. In August 2019, our Board of Directors declared a cash dividend of $0.30 per share for the third quarter of 2019. We expect to continue to make regular quarterly dividend payments for the foreseeable future. Over the past three years, we have returned $136.1 million to investors in the form of the repurchase of 2.1 million shares of our common stock under share repurchase programs for a cost of $86.1 million and cash dividend payments of $50.0 million. Additionally, we have invested $149.8 million in acquisitions and the purchase of MSRs. On occasion, we may use cash to fully fund loans held for investment or loans held for sale instead of using our warehouse lines. As of June 30, 2019, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $146.0 million and $89.9 million to fully fund loans held for sale. We continually seek opportunities to execute additional acquisitions and purchases of MSRs and complete such acquisitions if the economics of these acquisitions are favorable. In February 2019, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2019. As of June 30, 2019, we repurchased 30 thousand shares under the 2019 repurchase program for an aggregate cost of $1.5 million and had $48.5 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and multifamily Agency mortgage-backed securities (“Agency Multifamily MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of June 30, 2019, we held money market funds holding U.S. Treasuries in the aggregate amount of $0.8 million and Agency Multifamily MBS with an aggregate fair value of $115.2 million. Additionally, the majority of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2019 collateral requirements as outlined above. As of June 30, 2019, reserve requirements for the DUS loan portfolio will require us to fund $65.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2019.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of June 30, 2019.

	June 30, 2019
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$200,000	$625,000	$223,559	30-day LIBOR plus 1.20%
Agency Warehouse Facility #2	500,000	300,000	800,000	215,114	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	265,000	765,000	208,322	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	256,328	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	30,000	—	30,000	5,777	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	100,000	350,000	130,961	30-day LIBOR plus 1.20%
Total National Bank Agency Warehouse Facilities	$2,055,000	$865,000	$2,920,000	$1,040,061
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	122,603
Total Agency Warehouse Facilities	$2,055,000	$2,365,000	$4,420,000	$1,162,664

Interim Warehouse Facility #1	135,000	—	135,000	87,700	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	41,082	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	75,000	150,000	23,250	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	—	30-day LIBOR plus 1.75%
Total National Bank Interim Warehouse Facilities	$410,000	$75,000	$485,000	$152,032
Total warehouse facilities	$2,465,000	$2,440,000	$4,905,000	$1,314,696

Agency Warehouse Facilities

At June 30, 2019, to provide financing to borrowers under the Agencies’ programs, we have six committed and uncommitted warehouse lines of credit in the amount of $2.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Five of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

Agency Warehouse Facility #1

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 28, 2019. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $200.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the third quarter of 2019, we executed the third amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points as of June 30, 2019. No other material modifications have been made to the agreement in 2019.

Agency Warehouse Facility #2

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 9, 2019. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day LIBOR plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2019, we executed the third amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points. No other material modifications have been made to the agreement in 2019.

Agency Warehouse Facility #3

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on April 30, 2020. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2019, the Company executed the tenth amendment to the warehouse agreement that extended the maturity date to April 30, 2020 and decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 125 basis points. Additionally, the amendment provides for an uncommitted amount of $265.0 million until January 31, 2020. No other material modifications have been made to the agreement during 2019.

Agency Warehouse Facility #4

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 5, 2019. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 115 basis points. During the second quarter of 2019, we executed the sixth amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 130 basis points. No other material modifications have been made to the agreement during 2019.

Agency Warehouse Facility #5

We have a $30.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on July 12, 2019. The committed warehouse facility provides us with the ability to fund defaulted HUD and FHA loans. The borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 180 basis points. No material modifications have been made to the agreement during 2019. During the third quarter of 2019, the warehouse line expired according to its terms.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have four warehouse facilities with certain national banks in the aggregate amount of $485.0 million as of June 30, 2019 (“Interim Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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

Interim Warehouse Facility #3

We have a $75.0 million committed repurchase agreement that is scheduled to mature on May 18, 2020. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 190 basis points. The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2019, we executed the fourth amendment to the credit and security agreement that extended the maturity date May 18, 2020 and provides for an uncommitted amount of $75.0 million. No other material modifications have been made to the agreement during 2019.

Interim Warehouse Facility #4

During the first quarter of 2019, we executed a warehousing credit and security agreement to establish an additional interim warehouse facility. The warehouse facility has a committed $100.0 million maximum borrowing amount and is scheduled to mature on April 30, 2020.

We can fund certain interim loans to certain large institutional borrowers, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 175 basis points. During the second quarter of 2019, we executed the first amendment to the warehousing credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications have been made to the agreement in 2019.

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. We were in compliance with all covenants as of June 30, 2019.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Note Payable

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

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Term Loan Agreement are met. As of June 30, 2019, the outstanding unpaid principal balance of the term loan was $298.5 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Credit Agreement contains affirmative and negative covenants, including financial covenants. As of June 30, 2019, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	June 30,
(dollars in thousands)	2019	2018
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$30,996,641	$26,133,613
Fannie Mae Modified Risk	7,180,234	7,352,372
Freddie Mac Modified Risk	52,938	53,083
Total risk-sharing servicing portfolio	$38,229,813	$33,539,068

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$59,932	$120,546
Freddie Mac No Risk	31,758,207	28,144,411
GNMA - HUD No Risk	10,066,874	9,653,432
Brokered	9,535,470	6,232,255
Total non-risk-sharing servicing portfolio	$51,420,483	$44,150,644
Total loans serviced for others	$89,650,296	$77,689,712
Interim loans (full risk) servicing portfolio	246,729	131,029
Total servicing portfolio unpaid principal balance	$89,897,025	$77,820,741

Interim Program JV Managed Loans (1)	574,430	119,124

At risk servicing portfolio (2)	$34,795,771	$29,951,211
Maximum exposure to at risk portfolio (3)	7,118,314	6,165,096
Defaulted loans	20,981	5,962
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	20,981	5,962

Defaulted loans as a percentage of the at risk portfolio	0.06%	0.02%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02	0.01
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	37.96	68.27
Allowance for risk-sharing as a percentage of maximum exposure	0.11	0.07
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.83	0.75
(1)	As of June 30, 2019, this balance consists of $70.1 million of loans serviced directly for the Interim Program JV partner and $504.3 million of Interim Program JV managed loans. As of June 30, 2018, the entire balance consists of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

For the six months ended June 30, 2019 and 2018, the provision for risk-sharing obligations were $3.0 million and $0.3 million, respectively. As there was only one defaulted loan in the at risk servicing portfolio as of June 30, 2019, the Allowance for risk-sharing obligations as of June 30, 2019 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of June 30, 2019. The Allowance for risk-sharing obligations as of June 30, 2018 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of June 30, 2018.

For the six months ended June 30, 2019, the provision for loan losses was $648 thousand compared to $66 thousand for the six months ended June 30, 2018. The provision for loan losses for the six months ended June 30, 2019 was almost entirely related to the default of one loan held for investment during the first quarter of 2019. The allowance for loan losses as of June 30, 2019 consists primarily of the specific reserves associated with this defaulted loan. The remainder of the portfolio of loans held for investment continues to perform well as of June 30, 2019, with no other delinquent or impaired loans. The allowance for loan losses as of June 30, 2018 was based entirely on our collective assessment of the probability of loss related to loans held for investment as there were no delinquent or impaired loans as of June 30, 2018.

During July of 2019, a plan was agreed upon to recapitalize the project, bring in new property management, and extend the delinquent loan to allow the sponsor to correct weaknesses in the property. We expect to complete the restructuring of the loan later in the third quarter of 2019.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2019 and 2018 was 240 basis points and 209 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of June 30,
Change in annual escrow earnings due to (in thousands):	2019	2018
100 basis point increase in 30-day LIBOR	$19,891	$21,517
100 basis point decrease in 30-day LIBOR	(19,891)	(21,517)

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

	As of June 30,
Change in annual net warehouse interest income due to (in thousands):	2019	2018
100 basis point increase in 30-day LIBOR	$(6,595)	$(5,946)
100 basis point decrease in 30-day LIBOR	6,595	5,946

All of our corporate debt is based on 30-day LIBOR, with a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual income from operations due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of June 30,
Change in annual earnings due to (in thousands):	2019	2018
100 basis point increase in 30-day LIBOR	$(2,985)	$(1,657)
100 basis point decrease in 30-day LIBOR	2,985	1,657

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $27.1 million as of June 30, 2019, compared to $28.4 million as of June 30, 2018. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of June 30, 2019, 86% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 87% as of June 30, 2018; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2019, we purchased 4 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2019. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ending February 10, 2020. During the quarter ended June 30, 2019, we repurchased 30 thousand shares under the 2019 share repurchase program. The Company had $48.5 million of authorized share repurchase capacity remaining as of June 30, 2019. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2019:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2018	2,604	$51.48	—	$50,000,000
May 1-31, 2018	495	56.92	—	50,000,000
June 1-30, 2018	30,727	51.83	29,803	48,453,857
2nd Quarter	33,826	$51.88	29,803

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

4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Third Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 20, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019)

10.2	†*	Form of Non-Qualified Stock Option Agreement
10.3	†*	Amendment to Non-Qualified Stock Option Agreement Under the 2010 Equity Incentive Plan
10.4	†*	Amendment to Non-Qualified Stock Option Agreement Under the 2015 Equity Incentive Plan
10.5	†*	Form of Non-Qualified Stock Option Transfer Agreement
31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	Inline XBRL Instance Document
101.2	*	Inline XBRL Taxonomy Extension Schema Document
101.3	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.6	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

†: Denotes a management contract or compensation plan, contract, or arrangement.

*: Filed herewith.

**: Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2019	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 7, 2019	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer