Form 10-Q
period 2019-09-30
Walker & Dunlop, Inc.
filed 2019-11-06
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 30, 2019, there were 30,817,298 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Cash and cash equivalents	$65,641	$90,058
Restricted cash	9,138	20,821
Pledged securities, at fair value	120,302	116,331
Loans held for sale, at fair value	1,259,075	1,074,348
Loans held for investment, net	454,430	497,291
Servicing fees and other receivables, net	56,149	50,419
Derivative assets	25,554	35,536
Mortgage servicing rights	697,350	670,146
Goodwill and other intangible assets	183,122	177,093
Other assets	110,240	50,014
Total assets	$2,981,001	$2,782,057

Liabilities
Accounts payable and other liabilities	$335,119	$312,949
Performance deposits from borrowers	8,711	20,335
Derivative liabilities	17,726	32,697
Guaranty obligation, net of accumulated amortization	52,656	46,870
Allowance for risk-sharing obligations	7,256	4,622
Warehouse notes payable	1,263,036	1,161,382
Note payable	294,255	296,010
Total liabilities	$1,978,759	$1,874,865

Equity
Preferred shares, authorized 50,000; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 29,957 shares at September 30, 2019 and 29,497 shares at December 31, 2018.	300	295
Additional paid-in capital ("APIC")	231,297	235,152
Accumulated other comprehensive income (loss) ("AOCI")	1,015	(75)
Retained earnings	763,195	666,752
Total stockholders’ equity	$995,807	$902,124
Noncontrolling interests	6,435	5,068
Total equity	$1,002,242	$907,192
Commitments and contingencies (NOTES 2 and 10)	—	—
Total liabilities and equity	$2,981,001	$2,782,057

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Gains from mortgage banking activities	$115,929	$99,170	$321,545	$282,916
Servicing fees	54,219	50,781	159,424	148,138
Net warehouse interest income	6,172	3,880	19,604	8,129
Escrow earnings and other interest income	15,163	11,938	43,847	28,562
Other	20,784	18,888	55,609	42,568
Total revenues	$212,267	$184,657	$600,029	$510,313

Expenses
Personnel	$93,057	$79,776	$249,086	$206,475
Amortization and depreciation	37,636	36,739	112,920	105,863
Provision (benefit) for credit losses	(772)	519	2,864	842
Interest expense on corporate debt	3,638	2,429	11,067	6,951
Other operating expenses	19,393	14,535	51,715	42,662
Total expenses	$152,952	$133,998	$427,652	$362,793
Income from operations	$59,315	$50,659	$172,377	$147,520
Income tax expense	15,246	12,902	42,102	32,023
Net income before noncontrolling interests	$44,069	$37,757	$130,275	$115,497
Less: net income (loss) from noncontrolling interests	26	41	(182)	(192)
Walker & Dunlop net income	$44,043	$37,716	$130,457	$115,689
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	123	16	1,090	(164)
Walker & Dunlop comprehensive income	$44,166	$37,732	$131,547	$115,525

Basic earnings per share (NOTE 11)	$1.42	$1.20	$4.22	$3.69
Diluted earnings per share (NOTE 11)	$1.39	$1.15	$4.11	$3.56

Basic weighted average shares outstanding	29,987	30,423	29,885	30,234
Diluted weighted average shares outstanding	30,782	31,606	30,742	31,401

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income before noncontrolling interests	$130,275	$115,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(132,995)	(119,313)
Change in the fair value of premiums and origination fees	920	(2,226)
Amortization and depreciation	112,920	105,863
Provision (benefit) for credit losses	2,864	842
Originations of loans held for sale	(12,098,180)	(10,472,456)
Sales of loans to third parties	11,910,016	9,281,943
Other operating activities, net	(18,848)	(7,608)
Net cash provided by (used in) operating activities	$(93,028)	$(1,097,458)

Cash flows from investing activities
Capital expenditures	$(4,166)	$(1,965)
Purchases of pledged available-for-sale ("AFS") securities	(25,611)	(60,088)
Proceeds from prepayment of pledged debt AFS securities	18,116	—
Funding of preferred equity investments	—	(1,100)
Proceeds from the payoff of preferred equity investments	—	30,624
Distributions from (investments in) joint ventures, net	(10,377)	(890)
Acquisitions, net of cash received	(7,180)	(33,102)
Purchase of mortgage servicing rights	—	(1,814)
Originations of loans held for investment	(154,302)	(225,369)
Principal collected on loans held for investment upon payoff	200,315	87,688
Net cash provided by (used in) investing activities	$16,795	$(206,016)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$53,372	$1,228,850
Borrowings of interim warehouse notes payable	85,678	50,455
Repayments of interim warehouse notes payable	(38,527)	(61,049)
Repayments of note payable	(2,250)	(828)
Proceeds from issuance of common stock	4,453	8,939
Repurchase of common stock	(29,850)	(26,712)
Cash dividends paid	(27,936)	(23,600)
Payment of contingent consideration	(6,450)	(5,150)
Debt issuance costs	(2,465)	(2,550)
Secured borrowings	—	70,052
Net cash provided by (used in) financing activities	$36,025	$1,238,407

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(40,208)	$(65,067)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	120,348	286,680
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$80,140	$221,613

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$51,085	$35,315
Cash paid for income taxes	33,665	37,168

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of commercial real estate debt and equity financing products, provides property sales brokerage services with a focus on multifamily, and engages in commercial real estate investment management activities. Through its mortgage bankers and property sales brokers, the Company offers its customers Agency Lending, Debt Brokerage, and Principal Lending and Investing products and Multifamily Property Sales services.

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

The Company brokers the sale of multifamily properties through its majority-owned subsidiary, Walker & Dunlop Investment Sales (“WDIS”). In some cases, the Company also provides the debt financing for the property sale.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2019. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2019. No other material subsequent events have occurred that would require disclosure.

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

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of generally up to three years and are all multifamily loans with similar risk characteristics. As of September 30, 2019, Loans held for investment, net consisted of 16 loans with an aggregate $457.5 million of unpaid principal balance less $2.2 million of net unamortized deferred fees and costs and $0.9 million of allowance for loan losses. As of December 31, 2018, Loans held for investment, net consisted of 14 loans with an aggregate $503.5 million of unpaid principal balance less $6.0 million of net unamortized deferred fees and costs and $0.2 million of allowance for loan losses. Included within the Loans held for investment, net balance as of September 30, 2019 and December 31, 2018 is a participation in a subordinated note with a large institutional investor in multifamily loans that was fully funded with corporate cash. The note is collateralized, in part, by a portfolio of multifamily loans and is scheduled to mature at the end of the fourth quarter of 2019. The unpaid principal balance of the participation was $84.3 million as of September 30, 2019 and $150.0 million as of December 31, 2018.

In the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that is scheduled to mature in the third quarter of 2021. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $77.8 million is presented as a component of Loans held for investment, net in the Condensed Consolidated Balance Sheets as of September 30, 2019 and  December 31, 2018, and the secured borrowing of $70.1 million is included within Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The Company does not have credit risk related to the $70.1 million of loans that were transferred.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent, impaired, and on non-accrual status as of September 30, 2019. None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2018. Prior to 2019, the Company had not experienced any delinquencies related to these loans. The Company has never charged off any loan held for investment. The allowances for loan losses recorded as of September 30, 2019 consisted primarily of the specific reserve on the impaired loan, while the allowance for loan losses as of December 31, 2018 was based on the Company’s collective assessment of the portfolio.

During the second quarter of 2019, the delinquent loan mentioned above experienced a maturity default. During the third quarter of 2019, a plan was agreed upon to recapitalize the project, bring in new property management, and extend the delinquent loan to allow the sponsor to correct weaknesses in the property. The Company expects to complete the restructuring of the loan later in the fourth quarter of 2019. In connection with the restructuring, the Company expects to lose an immaterial amount of unpaid and past due interest under the terms of the loan.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 5 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Provision (benefit) for Credit Losses (in thousands)	2019	2018	2019	2018
Provision (benefit) for loan losses	$58	$4	$706	$69
Provision (benefit) for risk-sharing obligations	(830)	515	2,158	773
Provision (benefit) for credit losses	$(772)	$519	$2,864	$842

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, substantially all loans that are held for sale are financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. A portion of loans held for investment is typically financed with matched borrowings under our warehouse facilities. The portion of loans held for sale or investment not funded with matched borrowings is financed with the Company’s own cash. The Company fully funds a small number of loans held for sale or loans held for investment with corporate cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred, respectively, on loans held for investment during the period of time the loan is outstanding. Included in Net warehouse interest income for the three and nine months ended September 30, 2019 and 2018 are the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Net Warehouse Interest Income (in thousands)	2019	2018	2019	2018
Warehouse interest income - loans held for sale	$11,721	$16,684	$38,697	$36,830
Warehouse interest expense - loans held for sale	(10,812)	(14,389)	(37,549)	(31,945)
Net warehouse interest income - loans held for sale	$909	$2,295	$1,148	$4,885

Warehouse interest income - loans held for investment	$7,381	$2,209	$24,428	$5,278
Warehouse interest expense - loans held for investment	(2,118)	(624)	(5,972)	(2,034)
Warehouse interest income - secured borrowings	888	960	2,696	960
Warehouse interest expense - secured borrowings	(888)	(960)	(2,696)	(960)
Net warehouse interest income - loans held for investment	$5,263	$1,585	$18,456	$3,244

Total net warehouse interest income	$6,172	$3,880	$19,604	$8,129

Income Taxes—The Company records the realizable excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded realizable excess tax benefits of $0.4 million and $0.9 million during the three months ended September 30, 2019 and 2018, respectively, and $3.9 million and $6.7 million during the nine months ended September 30, 2019 and 2018, respectively.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 10) to be restricted cash and restricted cash equivalents. The following table, in conjunction with the detail of Pledged securities, at fair value presented in NOTE 10, presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of September 30, 2019 and 2018 and December 31, 2018 and 2017.

	September 30,		December 31,
(in thousands)	2019	2018	2018	2017
Cash and cash equivalents	$65,641	$165,062	$90,058	$191,218
Restricted cash	9,138	16,226	20,821	6,677
Pledged cash and cash equivalents (NOTE 10)	5,361	40,325	9,469	88,785
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$80,140	$221,613	$120,348	$286,680

Contracts with Customers—The majority of the Company’s revenues are derived from the following sources, all of which are not in the scope of the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The Company had no contract assets or liabilities as of September 30, 2019 and December 31, 2018. The following table presents information about the Company’s contracts with customers for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Description (in thousands)	2019	2018	2019	2018	Statement of income line item
Certain loan origination fees	$18,754	$15,981	$45,665	$39,637	Gains from mortgage banking activities
Property sales broker fees, investment management fees, assumption fees, application fees, and other	15,022	11,927	35,429	24,345	Other revenues
Total revenues derived from contracts with customers	$33,776	$27,908	$81,094	$63,982

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

The Company will adopt ASU 2016-13 when the standard is required to be adopted, January 1, 2020. The Company is in the process of finalizing the impact the Standard will have on its financial statements. The Company expects its allowance for risk-sharing obligations to increase substantially upon adoption of ASU 2016-13. The Company is in final stages of (i) establishing accounting policies, (ii) validating data, (iii) updating its processes, (iv) validating forecasts, and (v) implementing internal controls over financial reporting and expects to run parallel processing during the fourth quarter 2019.

There are no other accounting pronouncements previously issued by the FASB but not yet effective or not yet adopted by the Company that have the potential to materially impact the Company’s condensed consolidated financial statements.

There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2018 Form 10-K.

Immaterial Correction of an Error—In the fourth quarter of 2018, the Company identified and corrected an immaterial error in the calculation of earnings per share for quarterly and annual financial results presented in its previous filings. The Company’s 2018 Form 10-

K contains additional detail related to the correction of the immaterial error. This Quarterly Report on Form 10-Q presents the corrected basic and diluted earnings per share and basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2019.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—GAINS FROM MORTGAGE BANKING ACTIVITIES

Gains from mortgage banking activities consisted of the following activity for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Gains from Mortgage Banking Activities (in thousands)	2019	2018	2019	2018
Contractual loan origination related fees, gross	$70,876	$64,197	$202,497	$180,655
Co-broker fees	(5,732)	(4,603)	(13,947)	(17,052)
Fair value of expected net cash flows from servicing recognized at commitment	55,172	42,811	145,847	129,764
Fair value of expected guaranty obligation recognized at commitment	(4,387)	(3,235)	(12,852)	(10,451)
Total gains from mortgage banking activities	$115,929	$99,170	$321,545	$282,916

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

The fair values of the MSRs at September 30, 2019 and December 31, 2018 were $884.4 million and $858.7 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at September 30, 2019 is a decrease in the fair value of $27.5 million.

The impact of a 200-basis point increase in the discount rate at September 30, 2019 is a decrease in the fair value of $53.0 million.

These sensitivities are hypothetical and should be used with caution. These hypothetical scenarios do not include interplay among assumptions and are estimated as a portfolio rather than for individual assets.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2019 and 2018 is shown in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of MSRs (in thousands)	2019	2018	2019	2018
Beginning balance	$688,027	$638,914	$670,146	$634,756
Additions, following the sale of loan	48,198	46,107	143,995	119,588
Purchases	—	—	—	1,814
Amortization	(34,531)	(33,157)	(103,001)	(98,119)
Pre-payments and write-offs	(4,344)	(4,676)	(13,790)	(10,851)
Ending balance	$697,350	$647,188	$697,350	$647,188

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of September 30, 2019 and December 31, 2018:

Components of MSRs (in thousands)	September 30, 2019	December 31, 2018
Gross Value	$1,168,058	$1,100,439
Accumulated amortization	(470,708)	(430,293)
Net carrying value	$697,350	$670,146

The expected amortization of MSRs recorded as of September 30, 2019 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Three Months Ending December 31,
2019	$33,863
Year Ending December 31,
2020	$127,477
2021	114,030
2022	98,590
2023	86,425
2024	72,868
Thereafter	164,097
Total	$697,350

NOTE 5—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and ServicingTM (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the three and nine months ended September 30, 2019 and 2018 is presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Guaranty Obligation (in thousands)	2019	2018	2019	2018
Beginning balance	$51,414	$42,470	$46,870	$41,187
Additions, following the sale of loan	3,729	4,078	13,323	9,147
Amortization	(2,365)	(2,057)	(7,061)	(5,814)
Other	(122)	(78)	(476)	(107)
Ending balance	$52,656	$44,413	$52,656	$44,413

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2019 and 2018 is shown in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Allowance for Risk-sharing Obligations (in thousands)	2019	2018	2019	2018
Beginning balance	$7,964	$4,070	$4,622	$3,783
Provision (benefit) for risk-sharing obligations	(830)	515	2,158	773
Write-offs	—	—	—	—
Other	122	78	476	107
Ending balance	$7,256	$4,663	$7,256	$4,663

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

The Allowance for risk-sharing obligations as of September 30, 2019 is based largely on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2019. As of September 30, 2019, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $7.4 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 6—SERVICING

The total unpaid principal balance of the Company’s servicing portfolio was $91.8 billion as of September 30, 2019 compared to $85.7 billion as of December 31, 2018.

As of September 30, 2019 and December 31, 2018, custodial escrow accounts relating to loans serviced by the Company totaled $2.5 billion and $2.3 billion, respectively. These amounts are not included in the accompanying Condensed Consolidated Balance Sheets as such amounts are not Company assets. Certain cash deposits associated with the escrow accounts at other financial institutions exceed the

Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 7—WAREHOUSE NOTES PAYABLE

At September 30, 2019, to provide financing to borrowers, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.4 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities. The Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged all of its loans held for investment for which funding is obtained against these Interim Warehouse Facilities. The following table provides additional detail about the warehouse lines of credit at September 30, 2019.

	September 30, 2019
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility[1]	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$200,000	$625,000	$85,730	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	500,000	300,000	800,000	124,414	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	265,000	765,000	127,224	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	130,598	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	500,000	500,000	206,141	30-day LIBOR plus 1.15%
Agency Warehouse Facility #6	250,000	100,000	350,000	123,920	30-day LIBOR plus 1.20%
Total National Bank Agency Warehouse Facilities	$2,025,000	$1,365,000	$3,390,000	$798,027
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	288,597
Total Agency Warehouse Facilities	$2,025,000	$2,865,000	$4,890,000	$1,086,624

Interim Warehouse Facility #1	$135,000	$—	$135,000	$87,700	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	43,100	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	75,000	150,000	45,890	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	—	30-day LIBOR plus 1.75%
Total National Bank Interim Warehouse Facilities	$410,000	$75,000	$485,000	$176,690
Debt issuance costs	—	—	—	(278)
Total warehouse facilities	$2,435,000	$2,940,000	$5,375,000	$1,263,036

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

During the third quarter of 2019, the Company executed the third amendment to the warehouse agreement related to Agency Warehouse Facility #1. The amendment decreased the borrowing rate to 30-day London Interbank Offered Rate (“LIBOR”) plus 115 basis points. During the fourth quarter of 2019, the Company executed the fourth amendment to the credit and security agreement that extended the maturity date to October 26, 2020. Additionally, at the Company’s request, the committed amount was reduced to $350.0 million. No other material modifications have been made to the agreement during 2019.

During the second quarter of 2019, the Company executed the third amendment to the warehouse agreement related to Agency Warehouse Facility #2. The amendment decreased the borrowing rate to 30-day LIBOR plus 115 basis points. Additionally, during the third quarter of 2019, the Company executed the fourth amendment that extended the maturity date to September 8, 2020. No other material modifications have been made to the agreement during 2019.

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

During the second quarter of 2019, the Company executed the sixth amendment to the warehouse agreement related to Agency Warehouse Facility #4. The amendment decreased the borrowing rate to 30-day LIBOR plus 115 basis points. Additionally, during the fourth quarter of 2019, the Company executed the Amended and Restated Mortgage Loan and Security Agreement (the “Amended and Restated Agreement”). The Amended and Restated Agreement has the same terms and conditions as the agreement it replaced except that it provides the Company with the ability to fund defaulted HUD and FHA loans up to $30.0 million and extends the maturity date to October 4, 2020. No other material modifications have been made to the agreement during 2019.

During the third quarter of 2019, the Company executed a warehousing and security agreement that established Agency Warehouse Facility #5. The facility, which is structured as a master repurchase agreement, has a $500.0 million uncommitted borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures August 5, 2020. Advances are made at 100% of the loan balance, and the borrowings under the master repurchase agreement bear interest at a rate of LIBOR plus 115 basis points.

During the first quarter of 2019, the Company executed the second amendment to the warehouse agreement related to Agency Warehouse Facility #6. The amendment extended the maturity date to January 31, 2020. No other material modifications have been made to the agreement during 2019.

During the third quarter of 2019, an Agency Warehouse Facility with a $30.0 million aggregate committed and uncommitted borrowing capacity expired according to its terms. The Company believes that the six remaining committed and uncommitted credit facilities from national banks, the uncommitted credit facility from Fannie Mae, and the Company’s corporate cash provide the Company with sufficient borrowing capacity to conduct its Agency lending operations without this facility. No other material modifications have been made to the agreement during 2019.

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

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the nine months ended September 30, 2019 and 2018 follows:

	For the nine months ended
	September 30,
Roll Forward of Goodwill (in thousands)	2019	2018
Beginning balance	$173,904	$123,767
Additions from acquisitions	6,520	29,957
Impairment	—	—
Ending balance	$180,424	$153,724

The additions from acquisitions during the nine months ended September 30, 2019 shown in the table above relates to an immaterial acquisition of a technology company, which was completed in the first quarter of 2019.

As of September 30, 2019 and December 31, 2018, the balance of intangible assets acquired from acquisitions totaled $2.7 million and $3.2 million, respectively. As of September 30, 2019, the weighted-average period over which the Company expects the intangible assets to be amortized is 4.9 years.

A summary of the Company’s contingent consideration liabilities, which is included in Accounts payable and other liabilities, as of and for the nine months ended September 30, 2019 and 2018 follows:

	For the nine months ended
	September 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2019	2018
Beginning balance	$11,630	$14,091
Accretion	429	695
Payments	(6,450)	(5,150)
Ending balance	$5,609	$9,636

The contingent consideration liabilities above relate to an acquisition completed in 2017. The last of the three earn-out periods related to these contingent consideration liabilities ends in the first quarter of 2020.

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

The Company's MSRs are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment. The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated revenue from escrow accounts, delinquency status, late charges, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's assets and liabilities carried at fair value:

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments with borrowers and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the applicable U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—Loans held for sale are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
September 30, 2019
Assets
Loans held for sale	$—	$1,259,075	$—	$1,259,075
Pledged securities	5,361	114,941	—	120,302
Derivative assets	—	—	25,554	25,554
Total	$5,361	$1,374,016	$25,554	$1,404,931

Liabilities
Derivative liabilities	$—	$—	$17,726	$17,726
Total	$—	$—	$17,726	$17,726

December 31, 2018
Assets
Loans held for sale	$—	$1,074,348	$—	$1,074,348
Pledged securities	9,469	106,862	—	116,331
Derivative assets	—	—	35,536	35,536
Total	$9,469	$1,181,210	$35,536	$1,226,215

Liabilities
Derivative liabilities	$—	$—	$32,697	$32,697
Total	$—	$—	$32,697	$32,697

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2019.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2019 and 2018:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Derivative assets and liabilities, net
Beginning balance	$(12,702)	$17,963	$2,839	$8,507
Settlements	(95,399)	(89,475)	(316,556)	(263,765)
Realized gains recorded in earnings (1)	108,101	71,512	313,717	255,258
Unrealized gains recorded in earnings (1)	7,828	27,658	7,828	27,658
Ending balance	$7,828	$27,658	$7,828	$27,658
(1)	Realized and unrealized gains from derivatives are recognized in Gains from mortgage banking activities in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2019:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$25,554	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$17,726	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2019 and December 31, 2018 are presented below:

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$65,641	$65,641	$90,058	$90,058
Restricted cash	9,138	9,138	20,821	20,821
Pledged securities	120,302	120,302	116,331	116,331
Loans held for sale	1,259,075	1,259,075	1,074,348	1,074,348
Loans held for investment, net	454,430	456,928	497,291	503,549
Derivative assets	25,554	25,554	35,536	35,536
Total financial assets	$1,934,140	$1,936,638	$1,834,385	$1,840,643

Financial liabilities:
Derivative liabilities	$17,726	$17,726	$32,697	$32,697
Secured borrowings	70,052	70,052	70,052	70,052
Warehouse notes payable	1,263,036	1,263,314	1,161,382	1,162,791
Note payable	294,255	297,750	296,010	300,000
Total financial liabilities	$1,645,069	$1,648,842	$1,560,141	$1,565,540

The following methods and assumptions were used for recurring fair value measurements as of September 30, 2019.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2019 and December 31, 2018.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2019
Rate lock commitments	$662,161	$16,830	$3,925	$20,755	$20,766	$(11)	$—
Forward sale contracts	1,885,828	—	(12,927)	(12,927)	4,788	(17,715)	—
Loans held for sale	1,223,667	26,406	9,002	35,408	—	—	35,408
Total		$43,236	$—	$43,236	$25,554	$(17,726)	$35,408

December 31, 2018
Rate lock commitments	$891,514	$20,285	$10,627	$30,912	$30,976	$(64)	$—
Forward sale contracts	1,927,017	—	(28,073)	(28,073)	4,560	(32,633)	—
Loans held for sale	1,035,503	21,399	17,446	38,845	—	—	38,845
Total		$41,684	$—	$41,684	$35,536	$(32,697)	$38,845

NOTE 10—FANNIE MAE COMMITMENTS AND PLEDGED SECURITIES

Fannie Mae DUS Related Commitments—Commitments for the origination and subsequent sale and delivery of loans to Fannie Mae represent those mortgage loan transactions where the borrower has locked an interest rate and scheduled closing, and the Company has entered into a mandatory delivery commitment to sell the loan to Fannie Mae. As discussed in NOTE 9, the Company accounts for these commitments as derivatives recorded at fair value.

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and multifamily Agency mortgage-backed securities (“Agency Multifamily MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency Multifamily MBS as of September 30, 2019. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2019 collateral requirements as outlined above. As of September 30, 2019, reserve requirements for the DUS loan portfolio will require the Company to fund $66.9 million in additional pledged securities over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future changes to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2019. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At September 30, 2019, the net worth requirement was $191.4 million, and the Company's net worth, as defined in the requirements, was $689.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2019, the Company was required to maintain at least $37.8 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of September 30, 2019, the Company had operational liquidity, as defined in the requirements, of $228.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of September 30, 2019 and 2018 and December 31, 2018 and 2017:

	September 30,		December 31,
(in thousands)	2019	2018	2018	2017
Pledged cash and cash equivalents:
Restricted cash	$4,521	$3,434	$3,029	$2,201
Money market funds	840	36,891	6,440	86,584
Total pledged cash and cash equivalents	$5,361	$40,325	$9,469	$88,785
Agency debt securities	114,941	68,737	106,862	9,074
Total pledged securities, at fair value	$120,302	$109,062	$116,331	$97,859

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The investments in Agency debt securities consist of Agency Multifamily MBS and are all accounted for as AFS securities. The following table provides additional information related to the AFS Agency Multifamily MBS as of September 30, 2019 and December 31, 2018:

Fair Value and Amortized Cost of Agency Multifamily MBS (in thousands)	September 30, 2019	December 31, 2018
Fair value	$114,941	$106,862
Amortized cost	113,586	106,963
Total gains for securities with net gains in AOCI	1,481	77
Total losses for securities with net losses in AOCI	(126)	(178)

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

	September 30, 2019
Detail of Agency Multifamily MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	941	917
After five years through ten years	93,586	93,686
After ten years	20,414	18,983
Total	$114,941	$113,586

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018 under the two-class method. Participating securities are included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended September 30,		For the nine months ended September 30,
EPS Calculations (in thousands, except per share amounts)	2019	2018	2019	2018
Calculation of basic EPS
Walker & Dunlop net income	$44,043	$37,716	$130,457	$115,689
Less: dividends and undistributed earnings allocated to participating securities	1,375	1,315	4,211	4,166
Net income applicable to common stockholders	$42,668	$36,401	$126,246	$111,523
Weighted-average basic shares outstanding	29,987	30,423	29,885	30,234
Basic EPS	$1.42	$1.20	$4.22	$3.69

Calculation of diluted EPS
Net income applicable to common stockholders	$42,668	$36,401	$126,246	$111,523
Add: reallocation of dividends and undistributed earnings based on assumed conversion	27	38	90	119
Net income allocated to common stockholders	$42,695	$36,439	$126,336	$111,642
Weighted-average basic shares outstanding	29,987	30,423	29,885	30,234
Add: weighted-average diluted non-participating securities	795	1,183	857	1,167
Weighted-average diluted shares outstanding	30,782	31,606	30,742	31,401
Diluted EPS	$1.39	$1.15	$4.11	$3.56

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs associated with the awards. An immaterial number of average outstanding options to purchase common stock and average restricted shares were excluded from the computation of diluted earnings per share under the treasury method for the three and nine months ended September 30, 2019 and 2018 because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

NOTE 12—LEASES

In the normal course of business, the Company enters into lease arrangements for all of its office space. All such lease arrangements are accounted for as operating leases. The associated right-of-use (“ROU”) assets and liabilities are recorded under Other assets and Accounts payable and other liabilities, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2019. These operating leases do not provide an implicit discount rate; therefore, the Company uses the incremental borrowing rate of its note payable at lease commencement to calculate lease liabilities as the terms on this debt most closely resemble the terms on the Company’s largest leases. The Company’s lease agreements often include options to extend or terminate the lease. Single lease cost related to these lease agreements is recognized on the straight-line basis over the term of the lease, which includes options to extend when it is reasonably certain that such options will be exercised and the Company knows what the lease payments will be during the optional periods. Single lease cost for the three and nine months ended September 30, 2019 was $2.0 million and $5.6 million, respectively, while rent expense for the three and nine months ended September 30, 2018 was $1.7 million and $4.9 million, respectively. As of September 30, 2019, ROU assets and lease liabilities were $22.7 million and $28.9 million, respectively. As of September 30, 2019, the weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were 4.1 years and 4.74%, respectively.

Maturities of lease liabilities as of September 30, 2019 follow (in thousands):

Three Months Ending December 31,
2019	$2,128
Year Ending December 31,
2020	8,357
2021	8,043
2022	7,339
2023	5,741
Thereafter	302
Total lease payments	$31,910
Less imputed interest	(3,031)
Total	$28,879

Minimum cash basis operating lease commitments as of December 31, 2018 follow (in thousands):

Year Ending December 31,
2019	$7,700
2020	7,789
2021	7,450
2022	6,738
2023	5,200
Thereafter	90
Total	$34,967

NOTE 13—TOTAL EQUITY

A summary of changes in total equity for the three and nine months ended September 30, 2019 and 2018 is presented below:

	For the three and nine months ended September 30, 2019

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192
Cumulative-effect adjustment for adoption of ASU 2016-02	—	—	—	—	(1,002)	—	(1,002)
Walker & Dunlop net income	—	—	—	—	44,218	—	44,218
Net income (loss) from noncontrolling interests	—	—	—	—	—	(158)	(158)
Other comprehensive income (loss), net of tax	—	—	—	301	—	—	301
Stock-based compensation - equity classified	—	—	6,812	—	—	—	6,812
Issuance of common stock in connection with equity compensation plans	935	9	4,178	—	—	—	4,187
Repurchase and retirement of common stock	(459)	(4)	(22,400)	—	(1,755)	—	(24,159)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,319)	—	(9,319)
Balance at March 31, 2019	29,973	$300	$223,742	$226	$698,894	$4,910	$928,072
Walker & Dunlop net income	—	—	—	—	42,196	—	42,196
Net income (loss) from noncontrolling interests	—	—	—	—	—	(50)	(50)
Other comprehensive income (loss), net of tax	—	—	—	666	—	—	666
Stock-based compensation - equity classified	—	—	4,417	—	—	—	4,417
Issuance of common stock in connection with equity compensation plans	24	1	—	—	—	—	1
Repurchase and retirement of common stock	(33)	(1)	(538)	—	(1,217)	—	(1,756)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,311)	—	(9,311)
Balance at June 30, 2019	29,964	$300	$227,621	$892	$730,562	$4,860	$964,235
Walker & Dunlop net income	—	—	—	—	44,043	—	44,043
Net income (loss) from noncontrolling interests	—	—	—	—	—	26	26
Contributions from noncontrolling interests	—	—	—	—	—	1,549	1,549
Other comprehensive income (loss), net of tax	—	—	—	123	—	—	123
Stock-based compensation - equity classified	—	—	5,242	—	—	—	5,242
Issuance of common stock in connection with equity compensation plans	68	1	265	—	—	—	266
Repurchase and retirement of common stock	(75)	(1)	(1,831)	—	(2,104)	—	(3,936)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,306)	—	(9,306)
Balance at September 30, 2019	29,957	$300	$231,297	$1,015	$763,195	$6,435	$1,002,242

	For the three and nine months ended September 30, 2018

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2017	30,016	$300	$229,080	$93	$579,943	$5,565	$814,981
Walker & Dunlop net income	—	—	—	—	36,861	—	36,861
Net income (loss) from noncontrolling interests	—	—	—	—	—	(154)	(154)
Other comprehensive income (loss), net of tax	—	—	—	(127)	—	—	(127)
Stock-based compensation - equity classified	—	—	5,093	—	—	—	5,093
Issuance of common stock in connection with equity compensation plans	567	5	4,846	—	—	—	4,851
Repurchase and retirement of common stock	(435)	(4)	(12,687)	—	(8,709)	—	(21,400)
Cash dividends paid ($0.25 per common share)	—	—	—	—	(7,838)	—	(7,838)
Balance at March 31, 2018	30,148	$301	$226,332	$(34)	$600,257	$5,411	$832,267
Walker & Dunlop net income	—	—	—	—	41,112	—	41,112
Net income (loss) from noncontrolling interests	—	—	—	—	—	(79)	(79)
Other comprehensive income (loss), net of tax	—	—	—	(53)	—	—	(53)
Stock-based compensation - equity classified	—	—	5,076	—	—	—	5,076
Issuance of common stock in connection with equity compensation plans	242	3	3,156	—	—	—	3,159
Cash dividends paid ($0.25 per common share)	—	—	—	—	(7,861)	—	(7,861)
Balance at June 30, 2018	30,390	$304	$234,564	$(87)	$633,508	$5,332	$873,621
Walker & Dunlop net income	—	—	—	—	37,716	—	37,716
Net income (loss) from noncontrolling interests	—	—	—	—	—	41	41
Other comprehensive income (loss), net of tax	—	—	—	16	—	—	16
Stock-based compensation - equity classified	—	—	7,319	—	—	—	7,319
Issuance of common stock in connection with equity compensation plans	104	1	928	—	—	—	929
Repurchase and retirement of common stock	(97)	(1)	(2,090)	—	(3,221)	—	(5,312)
Cash dividends paid ($0.25 per common share)	—	—	—	—	(7,901)	—	(7,901)
Balance at September 30, 2018	30,397	$304	$240,721	$(71)	$660,102	$5,373	$906,429

During the first quarter of 2019, the Company repurchased under a 2018 share repurchase program 55 thousand shares of its common stock at a weighted average price of $42.79 per share and immediately retired the shares, reducing stockholders’ equity by $2.4 million. During the first quarter of 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock over a 12-month period.  During the three and nine months ended September 30, 2019, the Company repurchased 50 thousand and 80 thousand shares of its common stock, respectively, under the 2019 share repurchase program at a weighted average price of $52.83 per share and $52.48 per share, respectively, and immediately retired the shares, reducing stockholders’ equity by $2.7 million and $4.2 million, respectively. The Company had $45.8 million of authorized share repurchase capacity remaining as of September 30, 2019.

The Company paid a cash dividend of $0.30 per share to all holders of restricted and unrestricted common stock and restricted stock units in each of the first three quarters of 2019. On November 5, 2019, the Company’s Board of Directors declared a cash dividend of $0.30 per share for the fourth quarter of 2019. The dividend will be paid December 9, 2019 to all holders of record of our restricted and unrestricted common stock and restricted stock units as of November 22, 2019. The Company expects the dividends paid during 2019 to be an insignificant portion of the Company’s net income, retained earnings, and cash and cash equivalents.

During the third quarter of 2019, the Company made an advance to one of the noncontrolling interest holders in the amount of $1.5 million to allow the noncontrolling interest holder to make a required contribution to WDIS. As this was a non-cash transaction, the amounts are not presented in the Condensed Consolidated Statements of Cash Flows.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2018 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States. We originate, sell, and service a range of commercial real estate debt and equity financing products, provide property sales brokerage services with a focus on multifamily properties, and engage in commercial real estate investment management activities. Our clients are owners and developers of commercial real estate across the country. We offer the following products to our clients:

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

Our loan commitments and loans held for sale are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the Agencies that specify the cost of a failed loan delivery, also known as a “pair off fee,” in the event we fail to deliver the loan to the investor. To protect us against such pair off fees, we require a deposit from the borrower at rate lock that is typically more than the potential pair off fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

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

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. We fund these preferred equity investments with our own capital and hold the investments until maturity, during which time we assume the full risk of loss. There were no preferred equity investments outstanding as of September 30, 2019.

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

Property Sales

Through a majority ownership interest in Walker & Dunlop Investment Sales, LLC (“WDIS”), we offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients. Our property sales services are offered in various regions throughout the United States. We have added 23 property sales brokers since the beginning of 2018 and continue to seek to add other property sales brokers, with the goal of expanding these brokerage services to cover all major regions throughout the United States.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase is equal to the purchase price paid. The fair value at loan sale is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs recognized at loan sale were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model for originated MSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. We record an individual MSR asset (or liability) for each loan at loan sale. For purchased stand-alone servicing portfolios, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio. We have had three stand-alone servicing portfolio purchases, one in each of 2016, 2017, and 2018.

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

When we place a risk-sharing loan on our watch list, we transfer the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan is subsequently removed from our watch list due to improved financial performance, we transfer the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortize the remaining unamortized balance evenly over the remaining estimated life. For each loan for which we have a risk-sharing obligation, we record one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may change over the life of the loan, at any particular point in time, only one such liability is associated with a loan for which we have a risk-sharing obligation. The Allowance for risk-sharing obligations as of September 30, 2019 is based largely on general reserves related to the loans on the watch list as of September 30, 2019.

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

The Mortgage Bankers’ Association (“MBA”) recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the second quarter of 2019, reaching $3.5 trillion, an increase of $51.9 billion (1.5%) from the first quarter of 2019. Multifamily mortgage debt outstanding rose by $24.4 billion to $1.5 trillion as of the end of the second quarter of 2019, an increase of 1.7% from the first quarter of 2019.

Steady household formation and a dearth of supply of entry-level single family homes have led to strong demand for rental housing and continued steadily rising rents in multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. According to RealPage, a provider of commercial real estate data and analytics, rent growth continued to rise at an average annual pace of 3.0% during the third quarter of 2019 as occupancy rates reached 96.3%, just shy of the all-time high of 96.4%. We believe that the market demand for multifamily housing in the upcoming quarters will continue to absorb most of the capacity created by new construction and that vacancy rates will remain near historic lows, continuing to make multifamily properties an attractive investment option.

In addition to the improved property fundamentals, for the last several years, the U.S. commercial real estate and multifamily mortgage market has experienced historically low cost of borrowing, which has further encouraged capital investment into commercial real estate. As borrowers have sought to take advantage of the interest rate environment and improved property fundamentals, the number of investors and amount of capital available to lend have increased. All of these factors have benefited our total transaction volumes over the past several years. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

The Federal Reserve lowered the Fed Funds Rate by 50 basis points during the third quarter of 2019 and changed the target rate to 1.75% - 2.00%. Prior to the rate decrease in the third quarter, the rate had increased 150 basis points over the past two years. Long-term mortgage interest rates, which form the basis for most of our lending, have remained at relatively low levels throughout this period and have resulted in a flattened yield curve. There remains a significant amount of capital investing in U.S. commercial real estate and multifamily properties resulting from historically low global interest rates.

We expect to see continued strength in the multifamily financing market for the foreseeable future due to the underlying fundamentals of the multifamily market as labor markets are strong, single-family home ownership remains challenging to obtain for many households, and new household formation will fuel rental demand.

We are a market-leading originator with Fannie Mae and Freddie Mac, and the GSEs remain the most significant providers of capital to the multifamily market. The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In September 2019, FHFA revised Fannie Mae’s and Freddie Mac’s loan origination caps to $100.0 billion each for all multifamily business for the five-quarter period beginning with the fourth quarter 2019 through the fourth quarter of 2020. The new caps apply to all multifamily business with no exclusions.

The GSEs reported combined loan origination volume of approximately $112.8 billion during the first nine months of 2019 compared to $90.7 billion during the nine months of 2018, an increase of 24%, with Fannie Mae and Freddie Mac volumes growing 18% and 30%, respectively, during the first nine months of 2019 compared to the first nine months of 2018. This increase in overall GSE mortgage banking volume benefitted our GSE mortgage banking volume period over period. We expect the GSEs to maintain their historical market share in a multifamily origination market that is projected by the MBA on average to be $359 billion in 2019 and $390 billion in 2020.  We believe our market leadership positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline.

We continue to significantly grow our debt brokerage platform through hiring and acquisitions to gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with additions of mortgage bankers over the past several years, has resulted in significant growth in our brokered mortgage banking volume with an 8% increase in brokered mortgage banking volume from the third quarter of 2018 to the third quarter of 2019. Our outlook for our debt brokerage platform is positive as we expect continued growth in the commercial and multifamily financing markets in the near future and we expect to continue adding debt brokers to our platform.

During the first quarter of 2019, the U.S. government was shut down for approximately one month, during which time HUD processed no loan commitments. The shutdown negatively impacted the amount of loan originations at HUD, which contributed to a decrease in first and second quarter originations. HUD remains a strong source of capital for new construction loans and healthcare facilities, with a 42% increase from the third quarter of 2018 to the third quarter of 2019, despite a 17% year-over-year decrease for the nine months ended September 30, 2019. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We continue to seek to add resources and scale to our HUD lending platform, particularly in the area of construction lending, seniors housing, and skilled nursing, where HUD remains an important provider of capital.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional properties and dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, floating-rate, high-yield commercial real estate investments. We originated $304.8 million of interim loans during the nine months ended September 30, 2019 compared to $402.7 million during the nine months ended September 30, 2018. Of the overall interim loan origination volume for the nine months ended September 30, 2019 and 2018, $198.0 million and $172.2 million, respectively, were originated for the Interim Program JV.

We saw increased activity in our multifamily-focused property sales platform for the first nine months of 2019 compared to the same period in 2018 as the macroeconomic conditions, combined with the decrease in interest rates during the latter part of the first nine months of 2019, made multifamily properties an attractive investment. During the third quarter of 2019, we added 16 new property sales brokers to our platform. We expect to continue adding to our property sales team in the future as we continue our efforts to expand the platform more broadly across the United States and to increase the size of our property sales team to capture what we believe will be strong multifamily property sales activity over the coming years.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2019 and 2018. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Transaction Volume:
Components of Mortgage Banking Volume
Fannie Mae	$2,012,291	$1,697,165	$6,352,661	$5,207,211
Freddie Mac	1,747,316	2,225,089	4,853,889	4,861,557
Ginnie Mae - HUD	281,249	197,428	651,009	780,554
Brokered (1)	3,100,717	2,396,258	6,479,852	5,626,515
Principal Lending and Investing (2)	149,800	253,751	403,506	514,819
Total Mortgage Banking Volume	$7,291,373	$6,769,691	$18,740,917	$16,990,656
Property Sales Volume	1,615,963	882,100	3,414,092	1,703,420
Total Transaction Volume	$8,907,336	$7,651,791	$22,155,009	$18,694,076

Key Performance Metrics:
Operating margin	28%	27%	29%	29%
Return on equity	18	17	19	18
Walker & Dunlop net income	$44,043	$37,716	$130,457	$115,689
Adjusted EBITDA (3)	54,539	58,323	183,831	160,442
Diluted EPS (4)	1.39	1.15	4.11	3.56

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	44%	43%	42%	40%
Other operating expenses	9	8	9	8

Key Revenue Metrics (as a percentage of loan origination volume):
Origination related fees (5)	0.91%	0.89%	1.02%	0.98%
Gains attributable to MSRs (5)	0.71	0.61	0.73	0.72
Gains attributable to MSRs, as a percentage of Agency loan origination volume (6)	1.26	0.96	1.12	1.10

(dollars in thousands)	As of September 30,
Managed Portfolio:	2019	2018
Components of Servicing Portfolio
Fannie Mae	$39,429,007	$34,737,863
Freddie Mac	32,395,360	29,084,202
Ginnie Mae - HUD	9,998,018	9,775,743
Brokered (7)	9,628,896	6,753,234
Principal Lending and Investing (8)	303,218	134,592
Total Servicing Portfolio	$91,754,499	$80,485,634
Assets under management (9)	1,620,603	1,130,595
Total Managed Portfolio	$93,375,102	$81,616,229

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	23.3	25.0

Weighted-average remaining servicing portfolio term (years)	9.6	9.8

SUPPLEMENTAL OPERATING DATA – continued

The following table summarizes JCR’s AUM as of September 30, 2019:

	Unfunded	Funded
Components of JCR assets under management (in thousands)	Commitments	Investments	Total
Fund III	$95,171	$123,636	$218,807
Fund IV	193,474	107,458	300,932
Separate accounts	—	493,095	493,095
Total assets under management	$288,645	$724,189	$1,012,834
(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities, commercial banks, and other capital sources.
(2)	For the three months ended September 30, 2019, includes $54.3 million from the Interim Program JV, $70.9 million from the Interim Program, and $24.6 million from JCR separate accounts. For the nine months ended September 30, 2019, includes $198.0 million from the Interim Program JV, $106.8 million from the Interim Program, and $98.7 million from JCR separate accounts. For the three months ended September 30, 2018, includes $112.2 million from the Interim Program JV, $73.6 million from the Interim Program, and $68.0 million from JCR separate accounts. For the nine months ended September 30, 2018, includes $172.2 million from the Interim Program JV, $230.5 million from the Interim Program, and $112.1 million from JCR separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	Diluted EPS has been corrected from the amount reported on our Quarterly Report on form 10-Q for the three and nine months ended September 30, 2018. The 2018 Form 10-K contains additional detail related to the correction.
(5)	Excludes the income and mortgage banking volume from Principal Lending and Investing.
(6)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(7)	Brokered loans serviced primarily for life insurance companies.
(8)	Consists of interim loans not managed for the Interim Program JV.
(9)	As of September 30, 2019, includes $537.7 million of Interim Program JV managed loans, $70.1 million of loans serviced directly for the Interim Program JV partner, and JCR assets under management of $1.0 billion. As of September 30, 2018, includes $222.7 million of Interim Program JV managed loans, $70.1 million of loans serviced directly for the Interim Program JV partner, and JCR assets under management of $0.8 billion.

The following tables present a period-to-period comparison of our financial results for the three and nine months ended September 30, 2019 and 2018.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Revenues
Gains from mortgage banking activities	$115,929	$99,170	$16,759	17%
Servicing fees	54,219	50,781	3,438	7
Net warehouse interest income	6,172	3,880	2,292	59
Escrow earnings and other interest income	15,163	11,938	3,225	27
Property sales broker fees	9,575	5,901	3,674	62
Other	11,209	12,987	(1,778)	(14)
Total revenues	$212,267	$184,657	$27,610	15

Expenses
Personnel	$93,057	$79,776	$13,281	17%
Amortization and depreciation	37,636	36,739	897	2
Provision (benefit) for credit losses	(772)	519	(1,291)	(249)
Interest expense on corporate debt	3,638	2,429	1,209	50
Other operating expenses	19,393	14,535	4,858	33
Total expenses	$152,952	$133,998	$18,954	14
Income from operations	$59,315	$50,659	$8,656	17
Income tax expense	15,246	12,902	2,344	18
Net income before noncontrolling interests	$44,069	$37,757	$6,312	17
Less: net income (loss) from noncontrolling interests	26	41	(15)	(37)
Walker & Dunlop net income	$44,043	$37,716	$6,327	17

FINANCIAL RESULTS – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Revenues
Gains from mortgage banking activities	$321,545	$282,916	$38,629	14%
Servicing fees	159,424	148,138	11,286	8
Net warehouse interest income	19,604	8,129	11,475	141
Escrow earnings and other interest income	43,847	28,562	15,285	54
Property sales broker fees	19,868	11,790	8,078	69
Other	35,741	30,778	4,963	16
Total revenues	$600,029	$510,313	$89,716	18

Expenses
Personnel	$249,086	$206,475	$42,611	21%
Amortization and depreciation	112,920	105,863	7,057	7
Provision (benefit) for credit losses	2,864	842	2,022	240
Interest expense on corporate debt	11,067	6,951	4,116	59
Other operating expenses	51,715	42,662	9,053	21
Total expenses	$427,652	$362,793	$64,859	18
Income from operations	$172,377	$147,520	$24,857	17
Income tax expense	42,102	32,023	10,079	31
Net income before noncontrolling interests	$130,275	$115,497	$14,778	13
Less: net income (loss) from noncontrolling interests	(182)	(192)	10	(5)
Walker & Dunlop net income	$130,457	$115,689	$14,768	13

Overview

For the three months ended September 30, 2019, nearly all revenue streams increased year over year. The increase in gains from mortgage banking activities was largely related to the increase in mortgage banking volume and the increase in the MSR rate (as defined below). Servicing fees increased largely from increases in the average servicing portfolio outstanding. The increase in net warehouse interest income was related to an increase in net warehouse interest income from loans held for investment due to an increase in the average balance outstanding, partially offset by a decrease in net warehouse interest income from loans held for sale. Escrow earnings and other interest income increased due to increases in both the average escrow balance and earnings rate. The increase in property sales broker fees was due to an increase in property sales volume.

For the nine months ended September 30, 2019, all revenue streams increased year over year. The increase in gains from mortgage banking activities was primarily attributable to the increase in mortgage banking volume and the increase in the origination fee rate (as defined below). Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in net warehouse interest income was related to a substantial increase in net warehouse interest income from loans held for investment due to an increase in the average balance outstanding, partially offset by a large decrease in net warehouse interest income from loans held for sale. Escrow earnings and other interest income increased due to increases in both the average escrow balance and earnings rate. The increases in property sales broker fees was due to an increase in property sales volume. Other revenues increased largely as a result of an increase in prepayment fees.

The increase in total expenses for the three months ended September 30, 2019 was primarily the result of increases in salaries and benefits expenses and other operating expenses due primarily to an increase in the average headcount and commissions due to an increase in origination fees and property sales broker fees.

For the nine months ended September 30, 2019, the increase in total expenses was primarily the result of increases in (i) salaries and benefits expenses and other operating expenses due primarily to an increase in the average headcount, (ii) commissions due to an increase in origination fees and property sales broker fees, (iii) subjective bonus due to the increase in the average headcount and improved financial performance, (iv) amortization and depreciation expense as the average MSR balance increased period over period, and (v) interest expense on corporate debt due to an increase in the balance of long-term debt.

Revenues

Gains from Mortgage Banking Activities.  The following tables provide additional information that helps explain changes in gains from mortgage banking activities period over period:

	Mortgage Banking Volume by Product Type
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Fannie Mae	28%	25%	34%	31%
Freddie Mac	24	33	26	29
Ginnie Mae - HUD	4	3	3	5
Brokered	42	35	35	32
Principal Lending and Investing	2	4	2	3

	Gains from Mortgage Banking Activities Detail
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Origination Fees	$65,144	$59,594	$188,550	$163,603
Dollar Change	$5,550		$24,947
Percentage Change	9%		15%
MSR Income (1)	$50,785	$39,576	$132,995	$119,313
Dollar Change	$11,209		$13,682
Percentage Change	28%		11%
Origination Fee Rate (2) (basis points)	91	89	102	98
Basis Point Change	2		4
Percentage Change	2%		4%
MSR Rate (3) (basis points)	71	61	73	72
Basis Point Change	10		1
Percentage Change	16%		1%
Agency MSR Rate (4) (basis points)	126	96	112	110
Basis Point Change	30		2
Percentage Change	31%		2%
(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total mortgage banking volume.
(3)	MSR income as a percentage of total mortgage banking volume.
(4)	MSR income as a percentage of Agency mortgage banking volume.

Gains from mortgage banking activities reflect the fair value of loan origination fees, the fair value of loan premiums, net of any co-broker fees, and the fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained (“MSR income”). The increase in origination fees for the three months ended September 30, 2019 was the result of an 8% increase in overall mortgage banking volume. In addition to the increase in mortgage banking volume, a 13% year-over-year increase in the weighted-average servicing fee rate on Fannie Mae mortgage banking volume and an increase in the percentage of overall mortgage banking volume from Fannie Mae loans led to the increase in MSR income. The increase in the weighted-average servicing fee rate on Fannie Mae mortgage banking volume was related to Fannie Mae’s increasing loan pricing during the quarter to manage its mortgage banking volume with all lenders according to its FHFA - mandated lending caps in place at the time.

The increases in origination fees and MSR income for the nine months ended September 30, 2019 were related primarily to a 10% increase in total mortgage banking volume year over year. Origination fees and MSR income also benefitted slightly from a favorable change in the mix of mortgage banking volume. Partially offsetting the increase in MSR income due to the increase in total mortgage banking volume and favorable mix was a 16% period-over-period decline in the weighted-average servicing fee rate on new Fannie Mae mortgage banking volume. The decrease in the weighted-average servicing fee rate was due principally to intense competition for new loans during the first six months of 2019.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in mortgage banking volumes.

Servicing Fees.  The increases for both the three and nine months ended September 30, 2019 were primarily attributable to increases in the average servicing portfolio period over period as shown below due to new mortgage banking volume and relatively few payoffs, partially offset by a decrease in the servicing portfolio’s weighted-average servicing fee rate as shown below. The decreases in the weighted-average servicing fee were largely the result of period-over-period decreases in the weighted-average servicing rate on new Fannie Mae volume, as discussed previously, and increases in the unpaid principal balance of brokered loans serviced. For the remainder of the year, we expect the weighted-average servicing fee to continue to decrease from the averages in 2018 as we continue to diversify our servicing portfolio and see continued low servicing fee rates on new mortgage banking volume.

	Servicing Fees Details
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Average Servicing Portfolio	$90,733,023	$79,228,522	$88,743,851	$77,210,188
Dollar Change	$11,504,501		$11,533,663
Percentage Change	15%		15%
Average Servicing Fee (basis points)	23.4	25.2	23.7	25.4
Basis Point Change	(1.8)		(1.7)
Percentage Change	(7)%		(7)%

Net Warehouse Interest Income.  The increases for both the three and nine months ended September 30, 2019 were principally related to increases in net warehouse interest income from loans held for investment (“LHFI”), partially offset by decreases in net warehouse interest income from loans held for sale (“LHFS”). The increases in net warehouse interest income from LHFI were the result of substantial increases in the average outstanding balance and increases in the net spread, as shown below, as we fully funded more loans with corporate cash during 2019 than during 2018, particularly during the first six months of the year. The decreases in net warehouse interest income from LHFS were primarily the result of significant decreases in the net spread and decreases in the average balance as shown below. The decreases in the net spread were the result of greater increases in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based.

If the yield curve remains flattened or experiences additional periods of inversion as a result of increases or slower decreases in short-term rates, the tightening of the net spread will continue. If we originate the majority of our interim loans through the Interim Program JV, net warehouse interest income from LHFI will be lower. Such a decrease in net warehouse interest income from LHFI would be partially offset by our portion of the net income generated by the Interim Program JV. Additionally, a large loan that is fully funded with corporate cash is scheduled to mature at the end of the fourth quarter of 2019. If we are not able to replace that maturing loan with a comparable loan, net warehouse interest income from LHFI will be lower.

	Net Warehouse Interest Income Details
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Average LHFS Outstanding Balance	$1,193,419	$1,511,273	$1,140,120	$1,180,822
Dollar Change	$(317,854)		$(40,702)
Percentage Change	(21)%		(3)%
LHFS Net Spread (basis points)	30	61	13	55
Basis Point Change	(31)		(42)
Percentage Change	(51)%		(76)%
Average LHFI Outstanding Balance	$377,068	$114,231	$392,780	$88,122
Dollar Change	$262,837		$304,658
Percentage Change	230%		346%
LHFI Net Spread (basis points)	558	555	627	491
Basis Point Change	3		136
Percentage Change	1%		28%

Escrow Earnings and Other Interest Income.  The increases for both the three and nine months ended September 30, 2019 were due to increases in both the average balances of escrow accounts and the average earnings rates period over period. The increases in the average balances were due to increases in the average servicing portfolio. The increases in the average earnings rate were due to increases in short-term interest rates year over year, upon which our earnings rates are based.

Property Sales Broker Fees.  The increases for both the three and nine months ended September 30, 2019 were the result of increased property sales volume due to additions of property sales brokers over the past year as more fully discussed above in the “Overview of Current Business Environment” section.

Other Revenues.  The increase for the nine months ended September 30, 2019 was primarily related to an increase in prepayment fees as more of the loans in our servicing portfolio paid off during the nine months ended September 30, 2019 than for the same period in 2018.

Expenses

Personnel.  For the three months ended September 30, 2019, the increase was primarily the result of a $4.4 million increase in salaries and benefits due to acquisitions and hiring to support our growth, resulting in a 13% increase in the average headcount from 687 in 2018 to 775 in 2019. Commission costs increased $8.6 million due to the increases in origination fees and property sales broker fees noted previously.

For the nine months ended September 30, 2019, the increase was primarily the result of an $12.9 million increase in salaries and benefits due to acquisitions and hiring to support our growth, resulting in a 14% increase in the average headcount from 658 in 2018 to 750 in 2019. Commission costs increased $23.8 million due to the increases in origination fees and property sales broker fees noted previously. Lastly, subjective bonus expense increased $5.5 million due to the aforementioned increase in average headcount and due to the Company’s improved financial performance year over year.

Amortization and Depreciation.  The increase for the nine months ended September 30, 2019 was primarily attributable to loan origination activity and the resulting growth in the average MSR balances. Over the past 12 months, we have added $50.2 million of MSRs, net of amortization and write offs due to prepayment.

Interest Expense on Corporate Debt.  The increase in the outstanding balance of our long-term debt for the nine months ended September 30, 2019 was the primary driver of the increases in interest expense on corporate debt, partially offset by lower interest rates. We refinanced our long-term debt in the fourth quarter of 2018, increasing the balance $134.6 million while reducing the spread on the interest rate by 75 basis points.

Other Operating Expenses.  The increases in other operating expenses for both the three and nine months ended September 30, 2019 primarily stemmed from increased office and travel costs due to the increase in average headcount period over period and additional costs for recruiting to support the growth of our mortgage banker and property sales broker teams in 2019.

Income Tax Expense.  For the three months ended September 30, 2019, the increase in income tax expense related primarily to the 17% increase in income from operations and a slight decrease in excess tax benefits recognized year over year.

For the nine months ended September 30, 2019, the increase in income tax expense related to the 17% increase in income from operations and a $2.8 million decrease in realizable excess tax benefits due to significantly fewer exercises of stock options during the nine months ended September 30, 2019 compared to the same period in 2018 and due to lower executive compensation deductions in the first nine months of 2019 relative to the same period in 2018, resulting in a 24.4% effective tax rate for the nine months ended September 30, 2019 compared to 21.7% for the nine months ended September 30, 2018.

We do not expect our annual estimated effective tax rate to differ significantly from the 26.2% rate estimated for the three months ended September 30, 2019 as the vast majority of our equity compensation plans vest in the first quarter. Accordingly, we expect our estimated effective tax rate for the remainder of the year to be somewhere between 26% and 27%.

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

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$44,043	$37,716	$130,457	$115,689
Income tax expense	15,246	12,902	42,102	32,023
Interest expense on corporate debt	3,638	2,429	11,067	6,951
Amortization and depreciation	37,636	36,739	112,920	105,863
Provision (benefit) for credit losses	(772)	519	2,864	842
Net write-offs	—	—	—	—
Stock compensation expense	5,533	7,594	17,416	18,387
Gains attributable to mortgage servicing rights (1)	(50,785)	(39,576)	(132,995)	(119,313)
Adjusted EBITDA	$54,539	$58,323	$183,831	$160,442
(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Origination fees	$65,144	$59,594	$5,550	9%
Servicing fees	54,219	50,781	3,438	7
Net warehouse interest income	6,172	3,880	2,292	59
Escrow earnings and other interest income	15,163	11,938	3,225	27
Other revenues	20,758	18,847	1,911	10
Personnel	(87,524)	(72,182)	(15,342)	21
Net write-offs	—	—	—	N/A
Other operating expenses	(19,393)	(14,535)	(4,858)	33
Adjusted EBITDA	$54,539	$58,323	$(3,784)	(6)

ADJUSTED EBITDA – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Origination fees	$188,550	$163,603	$24,947	15%
Servicing fees	159,424	148,138	11,286	8
Net warehouse interest income	19,604	8,129	11,475	141
Escrow earnings and other interest income	43,847	28,562	15,285	54
Other revenues	55,791	42,760	13,031	30
Personnel	(231,670)	(188,088)	(43,582)	23
Net write-offs	—	—	—	N/A
Other operating expenses	(51,715)	(42,662)	(9,053)	21
Adjusted EBITDA	$183,831	$160,442	$23,389	15

See the tables above for the components of the change in adjusted EBITDA for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2019, the increases in origination fees were primarily related to increases in mortgage banking volumes. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new mortgage banking volume and relatively few payoffs. The increases in net warehouse interest income were related to increases in net warehouse interest income from LHFI due to increases in the average balance outstanding, partially offset by decreases in net warehouse interest income from LHFS. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate following increases in short-term interest rates over the past year. Other revenues increased primarily due to increases in prepayment fees and property sales broker fees.

For the three months ended September 30, 2019, the increase in personnel expense was primarily the result of increased salaries and benefits expense due to a rise in headcount and increased commissions due to the increases in origination fees and property sales broker fees. Other operating expenses increased largely due to increased occupancy and travel costs due to the larger average headcount period over period and additional costs for recruiting to support the growth of our mortgage banker and property sales broker teams in 2019.

For the nine months ended September 30, 2019, the increase in personnel expense was primarily due to increased salaries and benefits expense due to a rise in headcount, commissions expense resulting from the increases in origination fees and property sales broker fees, and subjective bonus related to the rise in headcount and the improvement in the Company’s financial performance year over year. Other operating expenses increased primarily as a result of increased occupancy and travel costs due to the larger average headcount period over period and additional costs for recruiting to support the growth of our mortgage banker and property sales broker teams in 2019.

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

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. Our cash flows from investing activities also include the funding and repayment of loans held for investment and preferred equity investments, contributions to and distributions from joint ventures, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2019 and 2018.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Net cash provided by (used in) operating activities	$(93,028)	$(1,097,458)	$1,004,430	(92)%
Net cash provided by (used in) investing activities	16,795	(206,016)	222,811	(108)
Net cash provided by (used in) financing activities	36,025	1,238,407	(1,202,382)	(97)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	80,140	221,613	(141,473)	(64)

Cash flows from operating activities
Net receipt (use) of cash for loan origination activity	$(188,164)	$(1,190,513)	$1,002,349	(84)%
Net cash provided by (used in) operating activities, excluding loan origination activity	95,136	93,055	2,081	2

Cash flows from investing activities
Net purchases of pledged available-for-sale securities	$(7,495)	$(60,088)	$52,593	(88)%
Proceeds from the payoff of preferred equity investments	—	30,624	(30,624)	(100)
Distributions from (investments in) joint ventures, net	(10,377)	(890)	(9,487)	1,066
Acquisitions, net of cash received	(7,180)	(33,102)	25,922	(78)

Originations of loans held for investment	(154,302)	(225,369)	71,067	(32)
Total principal collected on loans held for investment	200,315	87,688	112,627	128
Net payoff of (investment in) loans held for investment	$46,013	$(137,681)	$183,694	(133)%

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$53,372	$1,228,850	$(1,175,478)	(96)%
Borrowings of interim warehouse notes payable	85,678	50,455	35,223	70
Repayments of interim warehouse notes payable	(38,527)	(61,049)	22,522	(37)
Secured borrowings	—	70,052	(70,052)	(100)
Repurchase of common stock	(29,850)	(26,712)	(3,138)	12
Cash dividends paid	(27,936)	(23,600)	(4,336)	18
Proceeds from issuance of common stock	4,453	8,939	(4,486)	(50)

Changes in cash flows from operations were driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations is primarily attributable to the use of $0.2 billion for the funding of loan originations, net of sales of loans to third parties during the first nine months of 2019 compared to the use of $1.2 billion for the funding of loan originations, net of sales to third parties during the first nine months of 2018. Excluding cash used for the origination and sale of loans, net cash provided by operations was $95.1 million during the first nine months of 2019 compared to net cash provided by operations of $93.1 million during the first nine months of 2018.

The change in cash provided by (used in) investing activities is primarily attributable to an increase in the net payoff of loans held for investment and reductions in the net purchases of pledged AFS securities and cash paid for acquisitions, partially offset by an increase in investments in joint ventures and a decrease in the proceeds from the payoff of preferred equity investments. The net payoff of loans held for investment during the first nine months of 2019 was $46.0 million compared to a net investment of $137.7 million during the first nine months of 2018. The year-over-year change was the result of lower originations in the first nine months of 2019 than in the comparable period in 2018, and increased repayments during 2019 primarily from the paydown of a large loan originated in the fourth quarter of 2018. The reduction in purchases of pledged AFS securities is due to most of our pledged cash and money market having been invested in previous periods. We began an initiative in the fourth quarter of 2017 to invest pledged collateral in AFS securities. During the first nine months of 2018, a larger balance of collateral was available to invest than the first nine months of 2019 as we made multiple purchases of these securities throughout 2018 and have not sold any securities. The decrease in cash used for acquisitions is due to a year-over-year decrease in the size of the companies acquired. The increase in the cash invested in joint ventures was the result of net origination activity at the Interim Program JV. During the nine months ended September 30, 2019, the Interim Program JV had a larger level of net loan originations, resulting in a larger level of capital invested by us in the Interim Program JV.

The change in cash provided by (used in) financing activities was primarily attributable to the change in net warehouse borrowings period to period, a decrease in secured borrowings, and increases in repurchases of common stock, cash dividends paid, and proceeds from issuance of common stock, partially offset by an increase in net borrowings of interim warehouse notes payable. The change in net borrowings (repayments) of warehouse borrowings during the first nine months of 2019 was due to a smaller increase in the unpaid principal balance of LHFS funded by Agency Warehouse Facilities (as defined below) from December 31, 2018 to September 30, 2019 than from December 31, 2017 to September 30, 2018. During 2019, the unpaid principal balance of LHFS funded by Agency Warehouse Facilities increased $0.1 billion from their December 31, 2018 balance compared to an increase of $1.2 billion during the same period in 2018.

The change in net borrowings of interim warehouse notes payable was principally due to interim loan origination and repayment activity period over period. During 2019 interim loans originated were funded principally from interim warehouse notes payable, and the interim loans that paid off were largely fully funded with corporate cash, resulting in net borrowings of interim warehouse borrowings. During 2018, the net repayments of interim warehouse notes payable was principally due to the Company’s fully funding a large portfolio of loans held for investment at the end of the second quarter of 2018. The secured borrowings in 2018 were the result of a unique transaction in 2018, with no comparable activity in 2019.

The increase in share repurchase activity was principally related to an increase in the repurchase of shares to settle employee tax obligations for performance-based share awards. No performance-based awards vested during 2018 compared to 489 thousand shares during 2019. The increase in cash dividends paid is primarily related to a 20% year-over-year increase in the dividends paid per share. The decrease in proceeds from the issuance of common stock is primarily related to a decrease in employee stock options exercised year over year. A small number of options were exercised in 2019 compared to 348 thousand in 2018.

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

Fannie Mae has established standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the September 30, 2019 requirements. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2019, the net worth requirement was $191.4 million and our net worth, as defined in the requirements, was $689.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2019, we were required to maintain at least $37.8 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2019, we had operational liquidity, as defined in the requirements, of $228.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.30 per share for each of the first, second, and third quarters of 2019, 20% higher than the quarterly dividends paid in 2018. In November 2019, our Board of Directors declared a cash dividend of $0.30 per share for the fourth quarter of 2019. We expect to continue to make regular quarterly dividend payments for the foreseeable future. Over the past three years, we have returned $138.9 million to investors in the form of the repurchase of 1.7 million shares of our common stock under share repurchase programs for a cost of $79.6 million and cash dividend payments of $59.3 million. Additionally, we have invested $106.7 million in acquisitions and the purchase of MSRs. We use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of September 30, 2019, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $135.1 million and $136.0 million to fully fund loans held for sale. We continually seek opportunities to execute additional acquisitions and purchases of MSRs and complete such acquisitions if the economics of these acquisitions are favorable. In February 2019, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2019. As of September 30, 2019, we repurchased 80 thousand shares under the 2019 repurchase program for an aggregate cost of $4.2 million and had $45.8 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and multifamily Agency mortgage-backed securities (“Agency Multifamily MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of September 30, 2019, we held substantially all collateral of $120.3 million in Agency Multifamily MBS. Additionally, the majority of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2019 collateral requirements as outlined above. As of September 30, 2019, reserve requirements for the DUS loan portfolio will require us to fund $66.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2019.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of September 30, 2019.

	September 30, 2019
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$200,000	$625,000	$85,730	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	500,000	300,000	800,000	124,414	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	265,000	765,000	127,224	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	130,598	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	500,000	500,000	206,141	30-day LIBOR plus 1.15%
Agency Warehouse Facility #6	250,000	100,000	350,000	123,920	30-day LIBOR plus 1.20%
Total National Bank Agency Warehouse Facilities	$2,025,000	$1,365,000	$3,390,000	$798,027
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	288,597
Total Agency Warehouse Facilities	$2,025,000	$2,865,000	$4,890,000	$1,086,624

Interim Warehouse Facility #1	135,000	—	135,000	87,700	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	43,100	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	75,000	150,000	45,890	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	—	30-day LIBOR plus 1.75%
Total National Bank Interim Warehouse Facilities	$410,000	$75,000	$485,000	$176,690
Total warehouse facilities	$2,435,000	$2,940,000	$5,375,000	$1,263,314

Agency Warehouse Facilities

At September 30, 2019, to provide financing to borrowers under the Agencies’ programs, we have six committed and uncommitted warehouse lines of credit in the amount of $3.4 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Six of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

Agency Warehouse Facility #1

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 26, 2020. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $200.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the third quarter of 2019, we executed the third amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points as of September 30, 2019. During the fourth quarter of 2019, we executed the fourth amendment to the warehouse and security agreement that extended the maturity date to October 26, 2020. Additionally, at the Company’s request, the committed amount was reduced to $350.0 million. No other material modifications have been made to the agreement in 2019.

Agency Warehouse Facility #2

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 8, 2020. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day LIBOR plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2019, we executed the third amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points. During the third quarter of 2019, we executed the fourth amendment to the warehouse and security agreement that extended the maturity date to September 8, 2020. No other material modifications have been made to the agreement in 2019.

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

Agency Warehouse Facility #4

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 4, 2020. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, FHA, and defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 115 basis points. During the second quarter of 2019, we executed the sixth amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 130 basis points. During the fourth quarter of 2019, we executed Amended and Restated Mortgage Loan and Security Agreement (the “Amended and Restated Agreement”). The Amended and Restated Agreement has the same terms and conditions as the agreement it replaced except that it provides the Company with the ability to fund defaulted HUD and FHA loans up to $30.0 million and extends the maturity date to October 4, 2020.  No other material modifications have been made to the agreement during 2019.

Agency Warehouse Facility #5

During the third quarter of 2019, the Company executed a warehousing and security agreement with a national bank to establish Agency Warehouse Facility #5. The facility, which is structured as a master repurchase agreement, has an uncommitted $500.0 million maximum borrowing amount and is scheduled to mature on August 5, 2020. The Company can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. No other material modifications have been made to the agreement during 2019.

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

During the third quarter of 2019, an Agency Warehouse Facility with a $30.0 million aggregate committed and uncommitted borrowing capacity expired according to its terms. We believe that the six remaining committed and uncommitted credit facilities from national banks, the uncommitted credit facility from Fannie Mae, and the Company’s corporate cash provide the Company with sufficient borrowing capacity to conduct its Agency lending operations without this facility.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have four warehouse facilities with certain national banks in the aggregate amount of $485.0 million as of September 30, 2019 (“Interim Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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

The Agency and Interim Warehouse Facility agreements above contain cross-default provisions, such that if a default occurs under any of those debt agreements, generally the lenders under our other Agency and Interim debt agreements could also declare a default. We were in compliance with all covenants as of September 30, 2019.

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

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Term Loan Agreement are met. As of September 30, 2019, the outstanding unpaid principal balance of the term loan was $297.8 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Credit Agreement contains affirmative and negative covenants, including financial covenants. As of September 30, 2019, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
(dollars in thousands)	2019	2018
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$32,291,310	$27,432,284
Fannie Mae Modified Risk	7,067,397	7,234,366
Freddie Mac Modified Risk	52,828	53,074
Total risk-sharing servicing portfolio	$39,411,535	$34,719,724

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$70,300	$71,213
Freddie Mac No Risk	32,342,532	29,031,128
GNMA - HUD No Risk	9,998,018	9,775,743
Brokered	9,628,896	6,753,234
Total non-risk-sharing servicing portfolio	$52,039,746	$45,631,318
Total loans serviced for others	$91,451,281	$80,351,042
Interim loans (full risk) servicing portfolio	303,218	134,592
Total servicing portfolio unpaid principal balance	$91,754,499	$80,485,634

Interim Program JV Managed Loans (1)	607,769	292,801

At risk servicing portfolio (2)	$36,005,403	$31,152,864
Maximum exposure to at risk portfolio (3)	7,360,037	6,406,925
Defaulted loans	20,981	11,103
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	20,981	11,103

Defaulted loans as a percentage of the at risk portfolio	0.06%	0.04%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.02	0.01
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	34.58	42.00
Allowance for risk-sharing as a percentage of maximum exposure	0.10	0.07
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.81	0.77
(1)	As of September 30, 2019, this balance consists of $70.1 million of loans serviced directly for the Interim Program JV partner and $537.7 million of Interim Program JV managed loans. As of September 30, 2018, this balance consists of $70.1 million of loans serviced directly for the Interim Program JV partner and $222.7 million of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision (benefit) and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

The allowance for risk-sharing obligations has been primarily for Fannie Mae loans with full risk-sharing. The amount of the provision (benefit) considers our assessment of the likelihood of payment by the borrower, the value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent. Our estimates of value are determined considering broker opinions, appraisals, and other sources of market value information relevant to the underlying property and collateral. Risk-sharing obligations are written off against the allowance at final settlement with Fannie Mae.

For the nine months ended September 30, 2019 and 2018, the provision (benefit) for risk-sharing obligations were $2.2 million and $0.8 million, respectively. As there was only one defaulted loan in the at risk servicing portfolio as of September 30, 2019, the Allowance for risk-sharing obligations as of September 30, 2019 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2019. The Allowance for risk-sharing obligations as of September 30, 2018 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2018.

For the nine months ended September 30, 2019, the provision (benefit) for loan losses was $706 thousand compared to $69 thousand for the nine months ended September 30, 2018. The provision (benefit) for loan losses for the nine months ended September 30, 2019 was almost entirely related to the default of one loan held for investment during the first quarter of 2019. The allowance for loan losses as of September 30, 2019 consists primarily of the specific reserves associated with this defaulted loan. The remainder of the portfolio of loans held for investment continues to perform well as of September 30, 2019, with no other delinquent or impaired loans. The allowance for loan losses as of September 30, 2018 was based entirely on our collective assessment of the probability of loss related to loans held for investment as there were no delinquent or impaired loans as of September 30, 2018.

During the second quarter of 2019, the delinquent loan mentioned above experienced a maturity default. During the third quarter of 2019, a plan was agreed upon to recapitalize the project, bring in new property management, and extend the delinquent loan to allow the sponsor to correct weaknesses in the property. We expect to complete the restructuring of the loan in the fourth quarter of 2019. In connection with the restructuring, we expect to lose an immaterial amount of unpaid and past due interest due under the terms of the loan.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

NOTE 2 to the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q contains a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. Although we do not believe any of the accounting pronouncements listed there will have a significant impact on our business activities or compliance with our debt covenants, we are still in the process of determining the impact some of the new pronouncements may have on our future financial results and operating activities.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2019 and 2018 was 202 basis points and 226 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

(in thousands)	As of September 30,
Change in annual escrow earnings due to:	2019	2018
100 basis point increase in 30-day LIBOR	$24,659	$21,636
100 basis point decrease in 30-day LIBOR	(24,659)	(21,636)

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

(in thousands)	As of September 30,
Change in annual net warehouse interest income due to:	2019	2018
100 basis point increase in 30-day LIBOR	$(9,746)	$(10,472)
100 basis point decrease in 30-day LIBOR	9,746	10,472

All of our corporate debt is based on 30-day LIBOR, with a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual income from operations due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

(in thousands)	As of September 30,
Change in annual income from operations due to:	2019	2018
100 basis point increase in 30-day LIBOR	$(2,978)	$(1,654)
100 basis point decrease in 30-day LIBOR	2,978	1,654

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $27.5 million as of September 30, 2019, compared to $26.7 million as of September 30, 2018. Our Fannie Mae and Freddie Mac servicing arrangements provide for make-whole payments in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require payment of a make-whole amount. As of September 30, 2019, 86% of the servicing fees are protected from the risk of prepayment through make-whole requirements compared to 87% as of September 30, 2018; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Housing Finance Reform

Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. In September 2019, the U.S. Department of the Treasury released a Housing Reform Plan that includes a mix of legislative and regulatory proposals for reforming the housing finance system in the United States, including the GSEs’ multifamily businesses. The FHFA has begun implementing some of the regulatory proposals and members of the U.S. Congress are evaluating some of the legislative proposals.

Regulatory Reform

As the primary regulator and the conservator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities. Since 2013, the FHFA has established limits on the volume of new multifamily loans that may be purchased annually by the GSEs (“caps”). In September 2019, consistent with a regulatory proposal included in the U.S. Treasury Housing Reform Plan, the FHFA set each GSE’s loan origination caps to $100.0 billion for the five-quarter period beginning with the fourth quarter 2019 through the fourth quarter of 2020. The new caps apply to all multifamily business with no exclusions. The FHFA also directed that at least 37.5 percent of the GSEs’ multifamily business be mission-driven, affordable housing.

Legislative Reform

Congress has considered various housing finance reform bills since the GSEs went into conservatorship in 2008.  Several of the bills have called for the winding down or receivership of the GSEs. We expect Congress to continue considering housing finance reform in the future, including the proposals contained in the U.S. Treasury Housing Reform Plan. We cannot predict the prospects for the enactment, timing, or content of legislative proposals regarding the future status of the GSEs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2019, we purchased 24 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2019. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ending February 10, 2020. During the quarter ended September 30, 2019, we repurchased 50 thousand shares under the 2019 share repurchase program. The Company had $45.8 million of authorized share repurchase capacity remaining as of September 30, 2019. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2019:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2019	20,937	$53.87	200	$48,443,451
August 1-31, 2019	300	54.02	300	48,427,245
September 1-30, 2019	52,670	52.99	49,866	45,792,802
3rd Quarter	73,907	$53.25	50,366

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Fourth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 6, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2019)

31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	Inline XBRL Instance Document
101.2	*	Inline XBRL Taxonomy Extension Schema Document
101.3	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.4	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.5	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.6	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained an Exhibit 101)

†: Denotes a management contract or compensation plan, contract, or arrangement.

*: Filed herewith.

**: Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2019	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer