Form 10-K
period 2019-12-31
Walker & Dunlop, Inc.
filed 2020-02-26
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1.0 billion as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2019). The Registrant has no non-voting common equity.

As of January 31, 2020, there were 30,948,270 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2020 are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan-funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth; and
●	general volatility of the capital markets and the market price of our common stock.

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

Item 1. Business

General

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending, debt brokerage, and property sales. We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ (“DUS”) lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily approved seller/servicer for Conventional Loans since 2009. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily property sales brokerage services, and engage in commercial real estate investment management activities. Our clients are owners and developers of multifamily properties and other commercial real estate across the country, some of whom are the largest owners and developers in the industry. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, an approved Freddie Mac Multifamily Optigo® Seller/Servicer (Freddie Mac Optigo Seller/Servicer) nationally for Conventional, Seniors Housing, and Targeted Affordable Housing, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities (“CMBS”) issuers, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture. Those interim loans not closed by the joint venture are originated by us and held for investment and included on our balance sheet.

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop LLC, our operating company.

Our Product and Service Offerings

Our product offerings include a range of multifamily and other commercial real estate financing products, including Agency Lending, Debt Brokerage, Principal Lending and Investing, and Property Sales. We offer a broad range of commercial real estate finance products to our customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, small-balance, and bridge/interim loans. Our long-established relationships with the Agencies and institutional investors enable us to offer this broad range of loan products and services. We provide property sales services to owners and developers of multifamily properties and commercial real estate investment management services for various investors. Through a joint venture, we also provide multifamily property appraisals. Each of our product offerings is designed to maximize our ability to meet client needs, source capital, and grow our commercial real estate finance business.

The sale of each loan through the Agencies’ programs is negotiated prior to rate locking the loan with the borrower. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the loan amount at origination, except for rare instances when we negotiate a cap at 30% for loans with unique attributes. At December 31, 2019, we have had only one such experience. In addition to our risk-sharing obligations, we may be obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. We have never been required to repurchase a loan. We have established a strong credit culture over decades of originating loans through the DUS program and are committed to disciplined risk management from the initial underwriting stage through loan payoff.

Agency Lending

We are one of 25 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing, affordable housing, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations” below. Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. Fannie Mae contracts us to service and asset-manage all loans that we originate under the Fannie Mae DUS program.

We are one of 23 lenders approved as a Freddie Mac Optigo Seller/Servicer, where we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable housing, and seniors housing loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under Freddie Mac’s programs, we submit our completed loan underwriting package to Freddie Mac and obtain its commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We very rarely have any risk-sharing arrangements on loans we sell to Freddie Mac under its program. Freddie Mac contracts us to service and asset-manage all loans that we originate under its program. During 2018, Freddie Mac designated us as one of a select few lenders that is an approved Freddie Mac Optigo Seller/Servicer of conventional, targeted affordable, and seniors housing loans nationally.

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

Debt Brokerage

 We serve as an intermediary in the placement of commercial real estate debt between institutional sources of capital, such as life insurance companies, investment banks, commercial banks, pension funds, CMBS issuers, and other institutional investors, and owners of all types of commercial real estate. A client seeking to finance or refinance a property will seek our assistance in developing different alternatives and soliciting interest from various sources of capital. We often advise on capital structure, develop the financing package, facilitate negotiations between our client and institutional sources of capital, coordinate due diligence, and assist in closing the transaction. In these instances, we act as a loan broker and do not underwrite or originate the loan and do not retain any interest in the loan. For those brokered loans that we service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn for servicing Agency loans.

Over the past five years, the Company has invested approximately $125.2 million to acquire certain assets and assume certain liabilities of five debt brokerage companies. These acquisitions, along with our recruiting efforts, have expanded our network of brokers, broadened our geographical reach, and provided further diversification to our origination platform.

Principal Lending and Investing

Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., we offer short-term, senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program

JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

Using a combination of our own capital and warehouse debt financing, we separately offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Program”). We underwrite, service, and asset-manage all loans executed through the Interim Program. We originate and hold these Interim Program loans for investment, which are included on our balance sheet, and during the time that these loans are outstanding, we assume the full risk of loss. The ultimate goal of the Interim Program is to provide permanent Agency financing on these transitional properties. Since we began originating interim loans in 2012, we have not charged off any Interim Program loans.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. We fund these preferred equity investments with our own capital and hold the investments until maturity, during which time we assume the full risk of loss. There were no preferred equity investments outstanding as of December 31, 2019.

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries (“JCR”), the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition of JCR, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify our operations by growing our investment management platform. JCR’s current assets under management (“AUM”) of $1.2 billion primarily consist of four sources: Fund III, Fund IV, Fund V, and separate accounts managed for life insurance companies. AUM for Fund III and Fund IV consist of both unfunded commitments and funded investments. AUM for Fund V consists of unfunded commitments, and AUM for the separate account consists entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. JCR receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to Fund III, Fund IV, and Fund V, JCR receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

Correspondent Network

In addition to our originators, at December 31, 2019, we had correspondent agreements with 22 independently owned loan originating companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost-effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s), and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan.

Underwriting and Risk Management

We use several techniques to manage our Fannie Mae risk-sharing exposure. These techniques include an underwriting and approval process that is independent of the loan originator; evaluating and modifying our underwriting criteria given the underlying multifamily housing market fundamentals; limiting our geographic, borrower, and key principal exposures; and using modified risk-sharing under the Fannie Mae DUS program. Similar techniques are used to manage our exposure to credit loss on loans originated under the Interim Program.

Our underwriting process begins with a review of suitability for our investors and a detailed review of the borrower, key principal(s), and the property. We review the borrower's financial statements for minimum net worth and liquidity requirements and obtain credit and criminal background checks. We also review the borrower's and key principal(s)’s operating track records, including evaluating the performance of other properties owned by the borrower and key principal(s). We also consider the borrower's and key principal(s)’s bankruptcy and foreclosure history. We believe that lending to borrowers and key principals with proven track records as operators mitigates our credit risk.

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

In addition, we have concentration limits with respect to our Fannie Mae loans. We limit geographic concentration, focusing on regional employment concentration and trends. We also limit the aggregate amount of loans subject to full risk-sharing for any one borrower. Fannie Mae’s counterparty risk policies require a full risk-sharing cap for individual loans, which is currently set at $200.0 million for us. Our full risk-sharing cap was increased by Fannie Mae in the second quarter of 2018 from $60.0 million to the current level of $200.0 million. Accordingly, our maximum loss exposure on any one loan is $40.0 million (such exposure would occur if the underlying collateral is determined to be completely without value at the time of loss). However, we may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fairly compensated for the risks of the transaction.

Servicing and Asset Management

We service nearly all loans we originate for the Agencies and our Interim Program and some of the loans we broker for institutional investors, primarily life insurance companies. We may also occasionally leverage the scale of our servicing operation by acquiring the rights to service and asset-manage loans originated by others through direct portfolio acquisitions or entity acquisitions. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans. We are currently a rated primary servicer with Fitch Ratings. Our servicing function includes loan servicing and asset management activities, performing or overseeing the following activities:

●	carrying out all cashiering functions relating to the loan, including providing monthly billing statements to the borrower and collecting and applying payments on the loan;
●	administering reserve and escrow funds for repairs, tenant improvements, taxes, and insurance;
●	obtaining and analyzing financial statements of the borrower and performing periodic property inspections;
●	preparing and providing periodic reports and remittances to the GSEs, investors, master servicers, or other designated persons;
●	administering lien filings; and
●	performing other tasks and obligations that are delegated to us.

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

Our Growth Strategy

We believe we are positioned to continue growing and diversifying our business by taking advantage of opportunities in the commercial real estate finance and services market. In 2016, the Company implemented a strategy to reach at least $1 billion of annual revenues by the end of 2020 by accomplishing the following milestones: (i) $30 to $35 billion of annual debt financing volume, (ii) annual property sales volume of $8 to $10 billion, (iii) an unpaid principal balance of at least $100 billion in our servicing portfolio, and (iv) $8 to $10 billion of assets under management.

For the year ended December 31, 2019, we had $26.6 billion of debt financing volume and $5.4 billion of property sales volume. As of December 31, 2019, the unpaid principal balance of our servicing portfolio was $93.2 billion, and our assets under management totaled $2.0 billion.

To reach these milestones in 2020, we will focus on the following areas:

●	Defend Our Market Position as a Leading Provider of Capital to Multifamily Borrowers. We intend to further grow our Agency debt financing volume with the goal of increasing our market share with the GSEs and remaining a top five lender of HUD products. For 2019, we ranked as the largest Fannie Mae DUS lender and the third largest Freddie Mac Optigo Seller/Servicer., by loan deliveries Additionally, we were ranked as the third largest multifamily lender for HUD in 2019 based on MAP initial endorsements. At December 31, 2019, our Agency debt financing platform had 58 originators focused on selling Agency products. We believe that we will have significant opportunities to continue broadening our Agency debt financing volumes to maintain or grow our market share. This expansion may include organic growth, recruitment of talented origination professionals, and potential acquisitions of competitors with strong origination capabilities.
●	Continue to Expand our Debt Brokerage Team. At December 31, 2019, we had 94 mortgage bankers in 22 offices focused on debt brokerage transactions across the United States. Over the past three years, we have added 33 net new debt brokerage professionals to our team through recruiting and the acquisition of the loan origination platforms of five companies. We intend to continue growing our debt brokerage team to further diversify our business, to strengthen our market position and borrower relationships, and to grow our market share. Continued growth of our debt brokerage team will provide greater exposure to the overall commercial real estate market and provide us with institutional access to deal flow supporting our bridge lending solutions. In addition, many of our debt brokerage professionals also originate loans through the Agencies’ programs, assisting our growth objectives with the Agencies.
●	Continue to Expand our Property Sales Team. At December 31, 2019, we had 37 property sales brokers in 15 offices located in various regions throughout the United States. We have added 27 property sales brokers since the beginning of 2018 and have more than tripled the number of our property sales brokers since we acquired a property sales company in 2015. We continue to seek to add other property sales brokers, with the goal of expanding these brokerage services to cover all major regions throughout the United States, allowing us to continue growing our property sales team to broaden our market position and borrower relationships and to grow our market share. Continued growth of our property sales team will provide greater exposure to the multifamily market. In addition, we are able to capture additional loan origination volume as our property sales brokers are successful at working with our debt professionals to arrange the financing for some of our property sales transactions.
●	Continue to Develop Proprietary Sources of Capital. Since our initial public offering, we have expanded our product offerings to include the Interim Program and investment management. We continue to explore partnering with additional sources of third-party capital and acquiring additional investment management platforms, which will allow us to offer an expanded array of commercial real estate loan products to our clients as their financial needs evolve, while generating positive returns for the third-party capital. We believe that we have the structuring, underwriting, servicing, credit, and asset management expertise to expand these commercial real estate loan products and services and our investment management platform; and we believe that cash on hand, together with third-party financing sources and our continued cash generation, will allow us to meet client demand for additional products that are within our areas of expertise, including for our balance sheet or for our partnerships or future funds.

Competition

We compete in the commercial real estate services industry. We are one of 25 approved lenders that participate in Fannie Mae’s DUS program and one of 23 lenders approved as a Freddie Mac Optigo Seller/Servicer. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, CMBS conduits, public and private real estate investment trusts, private equity, investment funds, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A.; CBRE Group, Inc.; Jones Lang LaSalle Incorporated; Marcus & Millichap, Inc.; Eastdil Secured; PNC Real Estate; Northmarq Capital, LLC; Newmark Realty Capital; and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, well-established investment management platforms, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending or deposit relationships with the bank.

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

Federal and State Regulation of Commercial Real Estate Lending Activities

Our multifamily and commercial real estate lending, servicing, asset management, and appraisal activities are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the United States. In addition, these activities may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities, regulate conduct with borrowers, establish maximum interest rates, finance charges, and other charges and require disclosures to borrowers. Although most states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies. Some states also require licensing of lenders, loan brokers, and loan servicers and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control, the Employee Retirement Income Security Act of 1974, as amended, which we refer to as “ERISA,” and federal and state securities laws and regulations.

Requirements of the Agencies

To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria established by the Agencies, such as minimum net worth, operational liquidity and collateral requirements, and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines established by the Agencies. If we fail to comply with the requirements of any of these programs, the Agencies may terminate or withdraw our approval. In addition, the Agencies have the authority under their guidelines to terminate a lender's authority to sell loans to them and service their loans. The loss of one or more of these approvals would have a material adverse impact on us and could result in further disqualification with other counterparties, and we may be required to obtain additional state lender or mortgage banker licensing to originate loans if that status is revoked.

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

Employees

At December 31, 2019, we employed 823 full-time employees. All employees, except our executive officers, are employed by our operating subsidiary, Walker & Dunlop, LLC. Our executive officers are employees of Walker & Dunlop, Inc. None of our employees is represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are exceptional.

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

Item 1A. Risk Factors

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

Risks Relating to Our Business

The loss of, changes in, or disruptions to our relationships with the Agencies and institutional investors would adversely affect our ability to originate commercial real estate loans, which would materially and adversely affect us.

Currently, we originate a significant percentage of our loans held for sale through the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationwide, a Fannie Mae Multifamily Small Loan lender, a Freddie Mac Optigo Seller/Servicer nationally for Conventional, Seniors Housing, and Targeted Affordable Housing, a HUD MAP lender nationwide, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable Agency at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular Agency, which would materially and adversely affect us. It could also result in a loss of similar approvals from the other Agencies. Additionally, federal budgetary policies also impact our ability to originate loans, particularly if they have a negative impact on the ability of the Agencies to do business with us. During periods of limited or no U.S. government operations, our ability to originate HUD loans may be severely constrained. Changes in fiscal, monetary, and budgetary policies and the operating status of the U.S. government are beyond our control, are difficult to predict, and could materially and adversely affect us. The impact that limited or dormant government operations may have on our HUD lending depends on the duration of such impacted operations.

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

Currently, we originate a majority of our loans for sale through the GSEs’ programs. Additionally, a substantial majority of our servicing portfolio represents loans we service through the GSEs’ programs. Changes in the business charters, structure, or existence of one or both of the GSEs could eliminate or substantially reduce the number of loans we originate with the GSEs, which in turn would lead to a reduction in fees related to such loans. These effects would likely cause us to realize significantly lower revenues from our loan originations and servicing fees, and ultimately would have a material adverse impact on our business and financial results.

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

Housing Finance Reform

Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. In September 2019, the U.S. Department of the Treasury released a Housing Reform Plan that includes a mix of legislative and administrative proposals for reforming the housing finance system in the United States, including the GSEs’ multifamily businesses. The FHFA has begun implementing some of the administrative proposals and members of the U.S. Congress are evaluating some of the legislative proposals.

Regulatory Reform

As the primary regulator and the conservator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities. Since 2013, the FHFA has established limits on the volume of new multifamily loans that may be purchased annually by the GSEs (“caps”). In September 2019, the FHFA set each GSE’s loan origination caps to $100.0 billion for the five-quarter period beginning with the fourth quarter 2019 through the fourth quarter of 2020. The new caps apply to all multifamily business with no exclusions. The FHFA also directed that at least 37.5 percent of the GSEs’ multifamily business be mission-driven, affordable housing. We cannot predict whether FHFA will implement further regulatory and other policy changes that will modify the GSEs’ multifamily businesses.

Legislative Reform

Congress has considered various housing finance reform bills since the GSEs went into conservatorship in 2008.  Several of the bills have called for the winding down or receivership of the GSEs. We expect Congress to continue considering housing finance reform in the future, including conducting hearings and considering legislation that could alter the housing finance system. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

We are subject to risk of loss in connection with defaults on loans, including loans sold under the Fannie Mae DUS program, that could materially and adversely affect our results of operations and liquidity.

As a loan servicer, we maintain the primary contact with the borrower throughout the life of the loan and are responsible, pursuant to our servicing agreements with the Agencies and institutional investors, for asset management. We are also responsible, together with the applicable Agency or institutional investor, for taking actions to mitigate losses. Our asset management process may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can recommend a loss mitigation strategy for the Agencies, decisions regarding loss mitigation are within the control of the Agencies. Previous turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans be-come delinquent, we incur additional expenses in servicing and asset managing the loan and are typically required to advance principal and interest payments and tax and insurance escrow amounts. These items could have a negative impact on our cash flows and a negative effect on the net carrying value of the mortgage servicing right (“MSR”) on our balance sheet and could result in a charge to our earnings. Because of the foregoing, a rise in delinquencies could have a material adverse effect on us. Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan, except for rare instances when we negotiate a cap at 30% for loans with unique attributes. At December 31, 2019, we have had only one such experience. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. Fannie Mae also requires us to maintain collateral, which may include pledged securities, for our risk-sharing obligations. As of December 31, 2019, we had pledged securities of $121.8 million as collateral against future losses related to $36.7 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our “at risk balance.” Fannie Mae collateral requirements may change in the future. As of December 31, 2019, our allowance for risk-sharing as a percentage of the at risk balance was 0.03%, or $11.5 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. Additionally, we have a guaranty obligation of $54.7 million as of December 31, 2019. The guaranty obligation and the allowance for risk-sharing obligations as a percentage of the at risk balance was 0.9% as of December 31, 2019. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2019, there were two loans with an aggregate unpaid principal balance of $48.5 million in our at risk servicing portfolio that had defaulted, representing 0.13% of our at risk servicing portfolio. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

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

Loan servicing fees are based, in part, on the risk-sharing obligations associated with the loan and the market pricing of credit risk. The credit risk premium offered by Fannie Mae for new loans can change periodically but remains fixed once we enter into a commitment to sell the loan. Over the past several years, Fannie Mae loan servicing fees have generally been higher than for other products principally due to the market pricing of credit risk. There can be no assurance that such fees will continue to remain at such levels or that such levels will be sufficient if delinquencies occur.

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

We require a significant amount of short-term funding capacity for loans we originate. As of December 31, 2019, we had $3.3 billion of committed and uncommitted loan funding available through six commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Additionally, consistent with industry practice, all of our existing agency warehouse facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

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

We may be required to repurchase loans or indemnify loan purchasers if there is a breach of a representation or warranty made by us in connection with the sale of loans through the programs of the Agencies, which could have a material adverse effect on us.

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

In the event of a breach of any representation or warranty concerning a loan, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from us, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The Agencies could require us to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them, in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited. Our ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. There can be no assurance that we, our employees or third parties will not make mistakes that would subject us to repurchase or indemnification obligations. Any significant repurchase or indemnification obligations imposed on us could have a material adverse effect on us.

We have made preferred equity investments and investments in interim loans, both of which are funded with corporate capital. These investments may involve a greater risk of loss than our traditional real estate lending activities.

We have made preferred equity investments in entities owning real estate in the past. Such investments are subordinate to debt financing and are not secured by real property. If the issuer of the preferred equity defaults on our investment, in most instances we would only be able to proceed against the entity that issued the equity in accordance with the terms of the investment, and not any real property owned by the entity. As a result, we may not recover some or all of our invested capital, which could result in losses to the Company. As of December 31, 2019, we had no preferred equity investments.

Under the Interim Program, we offer short-term, floating-rate loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of the loan balance. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors. Further, interim loans may be relatively less liquid than loans against stabilized properties due to their short life, their potential unsuitability for securitization, any unstabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower’s default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of loans in the Interim Program and may adversely affect the fair value of such loans and the proceeds from their disposition. Carrying loans for longer periods of time on our balance sheet exposes us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults and impairment charges, which may adversely affect our profitability. At December 31, 2019, the outstanding principal balance of $546.6 million of loans held by us under the Interim Program was the largest it has ever been. One loan in the portfolio, totaling $14.7 million, is currently in default, and we are working with the borrower to restructure the loan.

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

We provide commercial real estate financial products and services primarily to developers and owners of multifamily properties. Accordingly, the success of our business is closely tied to the overall success of the multifamily real estate market. Various changes in real estate conditions may impact the multifamily sector. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

●	an oversupply of, or a reduction in demand for, multifamily housing;
●	a change in policy or circumstances that may result in a significant number of potential residents of multifamily properties deciding to purchase homes instead of renting;
●	rent control or stabilization laws, or other laws regulating multifamily housing, which could affect the profitability or values of multifamily developments;
●	the inability of residents and tenants to pay rent;
●	changes in the tax code related to investment real estate;
●	increased competition in the multifamily sector based on considerations such as the attractiveness, location, rental rates, amenities, and safety record of various properties; and
●	increased operating costs, including increased real property taxes, maintenance, insurance, and utilities costs.

Moreover, other factors may adversely affect the multifamily sector, including general business, economic and market conditions, fluctuations in the real estate and debt capital markets, changes in government fiscal and monetary policies,  regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws, and other unforeseen events. Any or all of these factors could negatively impact the multifamily sector and, as a result, reduce the demand for our products and services. Any such reduction could materially and adversely affect us.

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

Our growth strategy relies upon our ability to hire and retain qualified bankers and brokers, and if we are unable to do so, our growth could be limited.

We depend on our bankers and brokers to generate clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled bankers and brokers. The market for talent is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified bankers and brokers. If we cannot attract, motivate or retain a sufficient number of skilled bankers and brokers, or if our hiring and retention costs increase significantly, we could be materially and adversely affected.

We intend to drive a significant portion of our future growth through additional strategic acquisitions or investments in new ventures and new lines of business.  If we do not successfully identify, complete and integrate such acquisitions or start-ups, our growth may be limited. Additionally, continued growth and integration in our business may place significant demands on our administrative, operational, and financial resources, and the acquired businesses or new ventures may not perform as we expect them to, or become profitable.

We intend to pursue continued growth by acquiring or starting complementary businesses, but we cannot guaran-tee such efforts will be successful or profitable. We do not know whether the favorable conditions that have enabled our past growth through acquisitions and strategic investments will continue. The identification of suitable acquisition candidates and new ventures can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or investments in new ventures on favorable terms, or at all. Furthermore, even if we successfully complete an acquisition or an investment, we may not be able to successfully integrate newly acquired businesses or new investments into our operations, and the process of integration could be expensive and time consuming and may strain our resources.

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

Our future success depends, in part, on our ability to expand or modify our business in response to changing client demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or investments in new ventures rather than through internal growth.

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

Our authorized but unissued shares of common and preferred stock may prevent a change in control of the Company.

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

Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of the Company and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted with this standard of care. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

The Sarbanes-Oxley Act requires our management to evaluate our disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. We are required to disclose in our Annual Report on Form 10-K, the existence of any “material weaknesses” in our internal control over financial reporting. We cannot assure that we will not identify one or more material weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness.

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

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2020 for material changes to the above discussion of risk factors.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal headquarters are located in Bethesda, Maryland. We currently maintain an additional 38 offices across the country. Many of our offices are small, loan origination and property sales offices. The majority of our real estate services activity occurs in our corporate headquarters and our office in Needham, Massachusetts. We believe that our facilities are adequate for us to conduct our present business activities.

All of our office space is leased. The most significant terms of the lease arrangements for our office space are the length of the lease and the amount of the rent. Our leases have terms varying in duration as a result of differences in prevailing market conditions in different geographic locations, with the longest leases generally expiring in 2024. We do not believe that any single office lease is material to us. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our results of operations and cash flows when we execute new leases.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. As of the close of business on January 31, 2020, there were 22 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

During 2019, our Board of Directors declared, and we paid, four quarterly dividends totaling $1.20 per share. In February 2020, our Board of Directors declared a dividend for the first quarter of 2020 of $0.36 per share, a 20% increase over the dividend declared for the fourth quarter of 2019. We expect to make regular quarterly dividend payments for the foreseeable future.

Our current and projected dividends provide a return to shareholders while retaining sufficient capital to continue investing in the growth of our business. Our Term Loan (defined in Item 7 below) contains direct restrictions to the amount of dividends we may pay, and our warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends we may pay. While the dividend level remains a decision of our Board of Directors, it is subject to these direct and indirect restrictions, and will continue to be evaluated in the context of future business performance. We currently believe that we can support future comparable quarterly dividend payments, barring significant unforeseen events.

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2014 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2014 in our common stock and in each of the indices shown and assumes that all dividends were reinvested.  Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Walker & Dunlop, Inc.
S&P 500
S&P 600 Small Cap Financials

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the quarter and year ended December 31, 2019, we purchased 13 thousand shares and 222 thousand shares, respectively, to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we purchased 55 thousand shares in the first quarter of 2019 as part of a share repurchase program that began in 2018 and ended in February 2019. In February 2019, our Board of Directors authorized the repurchase of $50.0 million of shares of our common stock over a 12-month period as part of the share repurchase program. We purchased 80 thousand shares under this program and had $45.8 million of authorized share repurchase capacity remaining as of December 31, 2019. The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2019:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	459,026	$52.62	55,329
2nd Quarter	33,826	$51.88	29,803
3rd Quarter	73,907	$53.25	50,366

October 1-31, 2019	2,155	$55.16	—
November 1-30, 2019	1,598	65.41	—	—
December 1-31, 2019	9,024	66.61	—
4th Quarter	12,777	$64.53	—	$45,792,802
Total	579,536		135,498

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our employee stock-based compensation plans, see Part III, Item 12.

Item 6. Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017, and the related notes, all contained elsewhere in this Annual Report on Form 10-K. The significant reduction in the Company’s effective tax rate for the year ended December 31, 2017 and the reduction in the Company’s statutory federal rate for the year ended December 31, 2018 are more fully discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 below.

SELECTED FINANCIAL DATA

(dollars in thousands, except per share amounts)	As of and For the Year Ended December 31,
Statement of Income Data	2019	2018	2017	2016	2015
Revenues
Loan origination and debt brokerage fees, net	258,471	234,681	245,484	174,360	156,836
Fair value of expected net cash flows from servicing, net	180,766	172,401	193,886	192,825	133,630
Servicing fees	214,550	200,230	176,352	140,924	114,757
Net warehouse interest income, loans held for sale	1,917	5,993	15,077	16,245	14,541
Net warehouse interest income, loans held for investment	23,782	8,038	9,390	7,482	9,419
Escrow earnings and other interest income	56,835	42,985	20,396	9,168	4,473
Other revenues	80,898	60,918	51,272	34,272	34,542
Total revenues	$817,219	$725,246	$711,857	$575,276	$468,198

Expenses
Personnel	$346,168	$297,303	$289,277	$227,491	$184,590
Amortization and depreciation	152,472	142,134	131,246	111,427	98,173
Provision (benefit) for credit losses	7,273	808	(243)	(612)	1,644
Interest expense on corporate debt	14,359	10,130	9,745	9,851	9,918
Other operating expenses	66,596	62,021	48,171	41,338	38,507
Total expenses	$586,868	$512,396	$478,196	$389,495	$332,832
Income from operations	$230,351	$212,850	$233,661	$185,781	$135,366
Income tax expense	57,121	51,908	21,827	71,470	52,771
Net income before noncontrolling interests	$173,230	$160,942	$211,834	$114,311	$82,595
Net income (loss) from noncontrolling interests	(143)	(497)	707	414	467
Walker & Dunlop net income	$173,373	$161,439	$211,127	$113,897	$82,128
Basic earnings per share	$5.61	$5.15	$6.72	$3.66	$2.65
Diluted earnings per share	$5.45	$4.96	$6.47	$3.57	$2.62
Cash dividends declared per common share	$1.20	$1.00	$—	$—	$—
Basic weighted average shares outstanding	29,913	30,202	30,176	29,768	30,227
Diluted weighted average shares outstanding	30,815	31,384	31,386	30,537	30,497

Balance Sheet Data
Cash and cash equivalents	$120,685	$90,058	$191,218	$118,756	$136,988
Restricted cash and pledged securities	130,444	137,152	104,536	94,711	77,496
Mortgage servicing rights	718,799	670,146	634,756	521,930	412,348
Loans held for sale, at fair value	787,035	1,074,348	951,829	1,858,358	2,499,111
Loans held for investment, net	543,542	497,291	66,510	220,377	231,493
Goodwill	180,424	173,904	123,767	96,420	90,338
Total assets	2,675,199	2,782,057	2,208,427	3,052,432	3,514,991
Warehouse notes payable	906,128	1,161,382	937,769	1,990,183	2,649,470
Note payable	293,964	296,010	163,858	164,163	164,462
Total liabilities	1,632,914	1,874,865	1,393,446	2,437,358	3,022,642
Total equity	1,042,285	907,192	814,981	615,074	492,349

Supplemental Data
Operating margin	28%	29%	33%	32%	29%
Return on equity	18%	19%	31%	21%	19%
Total transaction volume	$31,967,064	$28,047,532	$27,905,831	$19,298,112	$17,758,748
Servicing portfolio	93,225,169	85,689,262	74,309,991	63,081,154	50,212,264
Assets under management	1,958,078	1,422,735	182,175	—	—

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

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending, debt brokerage, and property sales. We originate, sell, and service a range of multifamily and other commercial real estate financing products to owners and developers of commercial real estate across the country, provide multifamily property sales brokerage services in various regions throughout the United States, and engage in commercial real estate investment management activities.

We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac Optigo Seller/Servicer nationally for Conventional, Seniors Housing, and Targeted Affordable Housing, a HUD MAP lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for several life insurance companies, CMBS issuers, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

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

We recognize revenue when we make simultaneous commitments to originate a loan to a borrower and sell that loan to an investor. The revenues earned reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also recognize revenue when we receive the origination fee from a brokered loan transaction. Other sources of revenue include (i) net warehouse interest income we earn while the loan is held for sale through one of our warehouse facilities, (ii) net warehouse interest income from loans held for investment while they are outstanding, (iii) sales commissions for brokering the sale of multifamily properties, and (iv) asset management fees from our investment management activities.

We retain servicing rights on substantially all the loans we originate and sell, and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees. Servicing fees set at the time an investor agrees to purchase the loan are generally paid monthly for the duration of the loan and are based on the unpaid principal balance of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment fees to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not share in any such payments.

We are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated concurrently with establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the Agencies that specify the cost of a failed loan delivery, in the event we fail to deliver the loan to the investor. To protect us against such fees, we require a deposit from the borrower at rate lock that is typically more than the potential fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae), except for rare instances when we negotiate a cap at 30% for loans with unique attributes. At December 31, 2019, we have had only one such experience. We occasionally request modified risk-sharing based on the size of the loan. During the second quarter of 2018, Fannie Mae increased our risk-sharing cap from $60.0 million to $200.0 million. Accordingly, our maximum loss exposure on any one loan is $40.0 million (such exposure would occur if the underlying collateral is determined to be completely without value at the time of loss). We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fairly compensated for the risks of the transaction. Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations.

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

We originate and hold some Interim Program loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. Since we began originating interim loans, we have not charged off any Interim Program loans. As of December 31, 2019, we had 22 loans held for investment under the Interim Program with an aggregate outstanding unpaid principal balance of $546.6 million. One loan, totaling $14.7 million, is currently in default, and we are working with the borrower to restructure the loan.

During the year ended December 31, 2019, $436.1 million of the $757.2 million of interim loan originations were executed through the joint venture, with the remainder originated through our Interim Program. During the year ended December 31, 2018, $350.0 million of the $993.1 million of interim loan originations were executed through the joint venture. As of December 31, 2019 and 2018, we asset-managed $670.5 million and $334.6 million, respectively of interim loans on behalf of the Interim Program JV.

During the third quarter of 2018, we transferred a $70.1 million portfolio of participating interests in loans held for investment to a third party and accounted for the transfer as a secured borrowing. The balance of the portfolio is presented as loans held for investment with an offsetting amount for the secured borrowing included as account payable as of December 31, 2019. We do not have credit risk related to the transferred loans.

During the fourth quarter of 2018, we completed a $150.0 million participation in a subordinated note with a large institutional investor in multifamily loans and presented as loans held for investment. The participation was fully funded with corporate cash and has been paid down to $7.8 million at December 31, 2019. During 2019, the borrower repaid principal of $142.2 million, and the remaining $7.8 million was repaid in February2020.

Through WDIS, we offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. Our property sales services are offered in various regions throughout the United States. We have added several property sales brokerage teams over the past few years and continue to seek to add other property sales brokers, with the goal of expanding these services to cover all major regions throughout the United States. We consolidate the activities of WDIS and present the portion of WDIS that we do not control as Noncontrolling interests in the Consolidated Balance Sheets and Net income from noncontrolling interests in the Consolidated Statements of Income.

During the second quarter of 2018, the Company acquired JCR, the operator, registered investment adviser, and general partner of private commercial real estate investment funds focused on the management of debt, preferred equity, and mezzanine equity investments in private middle-market commercial real estate funds and separately managed accounts. The acquisition of JCR, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the company by growing our investment management platform. JCR’s current assets under management (“AUM”) of $1.2 billion primarily consist of assets held in three managed funds: Fund III, Fund IV, Fund V, and separate accounts managed for life insurance companies. AUM for Fund III and Fund IV consist of both unfunded commitments and funded investments, AUM for Fund V consists of unfunded commitments, and AUM for the separate accounts consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. AUM disclosed in this Annual Report on Form 10-K may differ from regulatory assets under management disclosed on JCR’s Form ADV.

JCR typically receives management fees based on limited partner capital commitments, unfunded investment commitments, and funded investments. Additionally, with respect to Fund III, Fund IV, and Fund V, JCR receives a percentage of the profits above the fund expenses and preferred return specified in the fund offering agreements.

Over the past several years, we have purchased the rights to service HUD loans with an aggregate $4.3 billion unpaid principal balance from third-party servicers for a total of $52.7 million. The acquisition of these servicing rights substantially increased our HUD servicing portfolio and led to our being one of the largest servicers of HUD commercial real estate loans as of December 31, 2019. We expect the servicing rights acquisitions to have the following benefits:

●	reduce the average cost to service each loan as we leverage our existing servicing platform,
●	provide new borrower relationships,
●	provide opportunities for additional loan origination volume when these loans mature or prepay, and
●	produce a stable stream of cash revenues over the estimated lives of the portfolios.

As of December 31, 2019, our servicing portfolio was $93.2 billion, up 9% from December 31, 2018, making it the 7th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s (“MBA”) 2019 year-end survey (the “Survey”). Our servicing portfolio includes $40.0 billion of loans serviced for Fannie Mae and $32.6 billion for Freddie Mac, making us the 2nd and 3rd largest primary cashier servicer of Fannie Mae and Freddie Mac loans in the nation, respectively, according to the Survey. Also included in our servicing portfolio is $10.0 billion of HUD loans, the 2nd largest HUD primary and master servicing portfolio in the nation according to the Survey.

The average number of our mortgage bankers increased from 138 during 2018 to 150 during 2019 due to organic growth, contributing to an increase of 5% in our loan origination volume, from a total of $25.3 billion during 2018 to a total of $26.6 billion during 2019. Fannie Mae recently announced that we ranked as its largest DUS lender in 2019, by loan deliveries, and Freddie Mac recently announced that we ranked as its 3rd largest Freddie Mac Optigo Seller/Servicer in 2019, by loan deliveries. Additionally, we were the third largest multifamily lender for HUD in 2019 based on MAP initial endorsements.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase (“PMSR”) is equal to the purchase price paid. The fair value at loan sale (“OMSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the OMSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all OMSRs were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model for OMSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. We record an individual OMSR asset (or liability) for each loan at loan sale. For PMSRs, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio. We have had three stand-alone servicing portfolio purchases, one each in 2018, 2017, and 2016.

The assumptions used to estimate the fair value of OMSRs are based on internal models and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we used during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see significant volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry OMRSs and PMSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment quarterly. We test for impairment on PMSRs separately from OMSRs. The PMSRs and OMSRs are tested for impairment at the portfolio level. We have never recorded an impairment of MSRs in our history. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

Revenue is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell the loan to an investor. The commitment asset related to the loan origination is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any risk-sharing obligations (the “servicing component of the commitment asset”). Upon loan sale, we derecognize the servicing component of the commitment asset and recognize an OMSR. All OMSRs are amortized into expense using the interest method over the estimated life of the loan and presented as a component of Amortization and depreciation in the Consolidated Statements of Income.

For OMSRs, the individual loan-level OMSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. For PMSRs, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual loans do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We have not adjusted the estimated life of our PMSRs, as the actual prepayment experience has not differed materially from the expected prepayment experience. We do not anticipate an adjustment to the estimated life of the portfolios will be necessary in the near term due to the characteristics of the portfolios, especially the low weighted-average interest rates and the relatively long remaining periods of prepayment protection.

Allowance for Risk-sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Consolidated Balance Sheets. The amount of this allowance considers our assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. We regularly monitor the allowance on all applicable loans and update loss estimates as current information is received. Provision (benefit) for credit losses in the Consolidated Statements of Income reflects the income statement impact of changes to both the allowance for risk-sharing obligations and allowance for loan losses.

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. We record an allowance for risk-sharing obligations related to all risk-sharing loans on our watch list (“general reserves”). Such loans are not probable of foreclosure but are probable of loss as the characteristics of these loans indicate that it is probable that these loans include some losses even though the loss cannot be attributed to a specific loan. For all other risk-sharing loans not on our watch list, we continue to carry a guaranty obligation. We calculate the general reserves based on a migration analysis of the loans on our historical watch lists, adjusted for qualitative factors that are based on the characteristics of the servicing portfolio and the current market conditions. We have not experienced volatility in the general reserves loss percentage and do not expect to experience significant volatility in the near term.

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

Overview of Current Business Environment

The fundamentals of the commercial real estate market remain strong. For the last two years, multifamily debt financing activity has represented at least 80% of our total mortgage banking volumes and has been a meaningful driver of our operating performance. Multifamily occupancy rates and effective rents remain strong based upon robust rental market demand while delinquency rates remain at historic lows, all of which aid loan performance and debt financing volumes due to their importance to the cash flows of the underlying properties. Additionally, the headwinds facing single-family home ownership, including high valuations and limited supply, have led to home ownership levels at or near historic lows over the past few years. At the same time, new household formation continues to grow, unemployment levels remain at historic lows, and macroeconomic indicators are strong, all resulting in high demand for multifamily housing.

The Mortgage Bankers’ Association (“MBA”) recently reported that the amount of commercial and multifamily mortgage debt outstanding continued to grow in the third quarter of 2019, reaching $3.6 trillion, an increase of $75.7 billion (2.2%) from the second quarter of 2019. Multifamily mortgage debt outstanding rose by $40.6 billion to $1.5 trillion as of the end of the third quarter of 2019, an increase of 2.8% from the second quarter of 2019.

Steady household formation and a dearth of supply of entry-level single-family homes have led to strong demand for rental housing and continued increasing rents for multifamily properties in most markets. The positive performance has boosted the value of many multifamily properties towards the high end of historical ranges. According to RealPage, a provider of commercial real estate data and analytics, rent growth continued to increase at an average annual pace of 3.0% during the fourth quarter of 2019 as occupancy rates fell slightly to 95.8%, from a near all-time high of 96.3% in the third quarter of 2019. We believe that the market demand for multifamily housing in the upcoming quarters will continue to absorb most of the capacity created by new construction and that vacancy rates will remain near historic lows, continuing to make multifamily properties an attractive investment option.

In addition to the healthy property fundamentals, for the last several years, the U.S. commercial real estate and multifamily mortgage market has experienced historically low cost of borrowing, which has further encouraged capital investment into commercial real estate. As borrowers have sought to take advantage of the interest rate environment and strong property fundamentals, the number of investors and amount of capital available to lend have increased. All of these factors have benefited our total transaction volumes over the past several years. Competition for lending on commercial and multifamily real estate among commercial real estate services firms, banks, life insurance companies, and the GSEs remains fierce.

The Federal Reserve lowered the Fed Funds Rate by 50 basis points during the third quarter of 2019 and by 25 basis points during the fourth quarter of 2019 and changed the target rate to 1.50% - 1.75%. Prior to the rate decreases starting in the third quarter of 2019, the rate had increased 125 basis points over the previous two years. Long-term mortgage interest rates, which form the basis for most of our lending, have remained at relatively low levels throughout this period and have resulted in a flattened yield curve. There remains a significant amount of capital investing in U.S. commercial real estate and multifamily properties resulting from historically low global interest rates and the strong fundamentals of the U.S. commercial real estate and multifamily market.

We expect to see continued strength in the multifamily financing market for the foreseeable future due to the underlying fundamentals of the multifamily market as the labor market remains strong, single-family home ownership remains unaffordable for many households, and new household formation fuels rental demand.

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

The GSEs reported combined loan origination volume of approximately $148.5 billion in 2019 compared to $143.3 billion during 2018, an increase of 3.6%, with Fannie Mae and Freddie Mac volumes growing 7.5% and 0.4%, respectively. We expect the GSEs to maintain their historical market share in a multifamily origination market that is projected by the MBA on average to be $390 billion in 2020. We believe our market leadership positions us to be a significant lender with the GSEs for the foreseeable future. Our originations with the GSEs are some of our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams in the future. A decline in our GSE originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline.

We continue to significantly grow our debt brokerage platform through hiring and acquisitions to gain greater access to capital, deal flow, and borrower relationships. The apparent appetite for debt funding within the broader commercial real estate market, along with the significant additions of mortgage bankers over the past several years, has resulted in significant growth in our brokered debt financing volume with a 40% increase in brokered debt financing volume from the fourth quarter of 2018 to the fourth quarter of 2019. Our outlook for our debt brokerage platform is positive as we expect continued growth in the commercial and multifamily financing markets in the near future, and we expect to continue adding debt brokers to our platform.

During the first quarter of 2019, the U.S. government was shut down for approximately one month, during which time HUD processed no loan commitments. The shutdown negatively impacted the amount of loan originations at HUD, which contributed to a decrease of 15% of 2019 originations compared to 2018. HUD remains a strong source of capital for new construction loans and healthcare facilities. We expect that HUD will continue to be a meaningful supplier of capital to our borrowers. We continue to seek to add resources and scale to our HUD lending platform, particularly in the area of construction lending, seniors housing, and skilled nursing, where HUD remains an important provider of capital.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional properties and dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. All are actively pursuing transitional properties by leveraging their low cost of capital and desire for short-term, floating-rate, high-yield commercial real estate investments. We originated $935.9 million of interim loans during 2019 compared to $1.2 billion during 2018.

We saw increased activity in our multifamily-focused property sales platform in 2019 compared to 2018 as the macroeconomic conditions in 2019 continued to make multifamily properties an attractive investment, and we added 20 new property sales brokers to our platform during the year. We expect to continue adding to our property sales team in the future as we continue our efforts to expand the platform more broadly across the United States and to increase the size of our property sales team to capture what we believe will be strong multifamily property sales activity over the coming years.

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

●	Performance of Multifamily and Other Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to long-term mortgage interest rates and other macroeconomic conditions and the continued existence of the GSEs. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, transaction volumes, and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations and our interim lending program.

●	The Level of Losses from Fannie Mae Risk-Sharing Obligations. Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the loan’s unpaid principal balance on the origination date, except for rare instances when we negotiate a cap at 30% for loans with unique attributes. At December 31, 2019, we have had only one such experience. As a result, a rise in defaults could have a material adverse effect on us.

●	The Price of Loans in the Secondary Market. Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

●	Market for Servicing Commercial Real Estate Loans. Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-

sharing obligations we undertake. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results immediately and over time.

●	The Percentage of Adjustable Rate Loans Originated and the Overall Loan Origination Mix. The adjustable rate mortgage loans (“ARMs”) we originate typically have less stringent prepayment protection features than fixed rate mortgage loans (“FRMs”), resulting in a shorter expected life for ARMs than FRMs. The shorter expected life for ARMs results in smaller MSRs recorded than for FRMs. Absent an increase in originations, an increase in the proportion of our loans originated that are ARMs could adversely impact the gains from mortgage banking activities we record. Additionally, the loan product mix we originate can significantly impact our overall earnings. For example, an increase in loan origination volume for our two highest-margin products, Fannie Mae and HUD loans, without a change in total loan origination volume would increase our overall profitability, while a decrease in the loan origination volume of these two products without a change in total loan origination volume would decrease our overall profitability, all else equal.

Revenues

Loan Origination and Debt Brokerage Fees, net. Revenue related to the loan origination fee is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell to an investor or when a loan that we broker closes with the institutional lender. The commitment asset related to the loan origination fee is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and any sale premiums, net of co-broker fees. Also included in revenues from loan origination activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as such loans are recorded at fair value during their holding periods.

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

The “Critical Accounting Policies” section above provides additional details of the accounting for these revenues.

Fair Value of Expected Net Cash Flows from Servicing, net. Revenue related to expected net cash flows from servicing is recognized at the loan commitment date, similar to the loan origination fees, as described above. The derivative asset is recognized at fair value, which reflects the estimated fair value of the expected net cash flows associated with the servicing of the loan, reduced by the estimated fair value of any guaranty obligations to be assumed. OMSRs and guaranty obligations are recognized as assets and liabilities, respectively, upon the sale of the loans.

OMSRs are recorded at fair value upon loan sale. The fair value is based on estimates of expected net cash flows associated with the servicing rights. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the loan.

The “Critical Accounting Policies” section above provides additional details of the accounting for these revenues.

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

Our servicing fees on loans we originate provide a stable revenue stream. They are based on contractual terms, are earned over the life of the loan, and are generally not subject to significant prepayment risk. Our Fannie Mae and Freddie

Mac servicing agreements provide for prepayment fees in the event of a voluntary prepayment. Accordingly, we currently do not hedge our servicing portfolio for prepayment risk. Any prepayment fees received are included in Other revenues.

HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements for brokered loans at any time with or without cause, without paying a termination fee.

Net Warehouse Interest Income, Loans Held for Sale.  We earn net interest income on loans funded through borrowings from our warehouse facilities from the time the loan is closed until the loan is sold pursuant to the loan purchase agreement. Each borrowing on a warehouse line relates to a specific loan for which we have already secured a loan sale commitment with an investor. Related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income related to loans held for sale varies based on the period of time between the loan closing and the sale of the loan to the investor, the size of the average balance of the loans held for sale, and the net interest spread between the loan coupon rate and the cost of warehouse financing. Loans may remain in the warehouse facility for up to 60 days, but the average time in the warehouse facility is approximately 30 days. As a short-term cash management tool, we may also use excess corporate cash to fund Agency loans on our balance sheet rather than borrowing against a warehouse line. Loans that we broker for institutional investors and other investors are funded directly by them; therefore, there is no warehouse interest income or expense associated with brokered loan transactions. Additionally, the amortization of deferred debt issuance costs related to our Agency warehouse lines is included in net warehouse interest income, loans held for sale.

Net Warehouse Interest Income, Loans Held for Investment. Similar to loans held for sale, we earn net interest income on loans held for investment during the period they are outstanding. We earn interest income on the loan, which is funded partially by an investment of our cash and through one of our interim warehouse credit facilities. The loans originated for investment are typically interest-only, variable-rate loans with terms up to three years. The warehouse credit facilities are variable rate. The interest rate reset date is typically the same for the loans and the credit facility. Related interest expense from the warehouse loan funding is netted in our financial statements against interest income. Net warehouse interest income related to loans held for investment varies based on the period of time the loans are outstanding, the size of the average balance of the loans held for investment, and the net interest spread between the loan coupon rate and the cost of warehouse financing. The net spread has historically not varied much. Additionally, the amortization of deferred fees and costs and the amortization of deferred debt issuance costs related to our interim warehouse lines are included in net warehouse interest income, loans held for investment. Net warehouse interest income from loans held for investment will decrease in the coming years if most, or all, of the loans originated through the Interim Program are held by the Interim Program JV.

Escrow Earnings and Other Interest Income.  We earn fee income on property-level escrow deposits in our servicing portfolio, generally based on a fixed or variable placement fee negotiated with the financial institutions that hold the escrow deposits. Escrow earnings reflect interest income net of interest paid to the borrower, if required, which generally equals a money market rate. Escrow earnings tend to increase as short-term interest rates increase as they did in 2017 and 2018 but tend to decline as short-term interest rates decrease as they did in the latter part of 2019. Also included with escrow earnings and other interest income are interest earnings from our cash and cash equivalents and interest income earned on our pledged securities. Interest income from pledged securities increased during 2019 as we sold investments in money market funds and invested those proceeds in higher-earning multifamily Agency mortgage-backed securities (“Agency MBS”).

Other revenues.  Other revenues are comprised of fees for processing loan assumptions, prepayment fee income, application fees, property sales broker fees, income from equity-method investments, income from preferred equity investments, asset management fees, and other miscellaneous revenues related to our operations.

Costs and Expenses

Personnel.  Personnel expense includes the cost of employee compensation and benefits, which include fixed and discretionary amounts tied to company and individual performance, commissions, severance expense, signing and retention bonuses, and share-based compensation.

Amortization and Depreciation.  Amortization and depreciation is principally comprised of amortization of our MSRs, net of amortization of our guaranty obligations. The MSRs are amortized using the interest method over the period that servicing income is expected to be received. We amortize the guaranty obligations evenly over their expected lives. When the loan underlying an OMSR prepays, we write off the remaining unamortized balance, net of any related guaranty obligation, and record the write off to Amortization and depreciation. Similarly, when the loan underlying an OMSR defaults, we write the OMSR off to Amortization and depreciation.  We depreciate property, plant, and equipment ratably over their estimated useful lives.

Amortization and depreciation also includes the amortization of intangible assets, principally related to the amortization of the mortgage pipeline and other intangible assets recognized in connection with acquisitions. We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is no longer probable of rate locking. Also included in amortization and depreciation for the years ended December 31, 2019 and 2018 is the amortization of intangible assets associated with our acquisition of JCR. These intangible assets consisted primarily of asset management contracts, which had an estimated life at acquisition of five years. For the years presented in the Consolidated Statements of Income, the amortization of intangible assets relates primarily to intangible assets associated with our acquisition of JCR in 2018.

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

Interest Expense on Corporate Debt.  Interest expense on corporate debt includes interest expense incurred and amortization of debt discount and deferred debt issuance costs related to our term loan facility.

Other Operating Expenses.  Other operating expenses include sub-servicing costs, facilities costs, travel and entertainment costs, marketing costs, professional fees, license fees, dues and subscriptions, corporate insurance premiums, and other administrative expenses.

Income Tax Expense.  The Company is a C-corporation subject to both federal and state corporate tax. As of December 31, 2019, our estimated combined statutory federal and state tax rate was approximately 25.0% compared to approximately 25.1% as of December 31, 2018 and 38.2% as of December 31, 2017. In December 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. Tax Reform significantly reduced the federal income tax rate from 35.0% in 2017 to 21.0% in 2018. Except for the effects of Tax Reform, our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income amongst the various states where we are subject to taxation since we do not have foreign operations or significant permanent differences. For example, from the period since we went public in 2010 through 2017, our combined statutory tax rate varied by only 0.7%, with a low of 38.2% and a high of 38.9%. Absent additional significant legislative changes to statutory tax rates (particularly the federal tax rate), we expect minimal deviation from the 2019 combined statutory tax rate for future years. However, we do expect some variability in the effective tax rate going forward due to excess tax benefits recognized and limitations on the deductibility of certain book expenses as a result of Tax Reform, primarily related to executive compensation.

Excess tax benefits recognized in 2019, 2018, and 2017 reduced income tax expense by $4.6 million, $6.8 million, and $9.5 million, respectively. The decrease in the excess tax benefits from 2017 to 2018 related primarily to the aforementioned reduction in the combined statutory tax rate due to Tax Reform. The decrease from 2018 to 2019 largely reflects the limited deductibility of excess tax benefits related to executive compensation.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2019, 2018 and 2017. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the year ended December 31,
(in thousands; except per share data)	2019	2018	2017
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$8,045,499	$7,805,517	$7,894,106
Freddie Mac	6,380,210	6,972,299	7,981,156
Ginnie Mae - HUD	848,359	999,001	1,358,221
Brokered (1)	10,363,953	8,398,127	7,326,907
Principal Lending and Investing (2)	935,941	1,159,283	314,372
Total Debt Financing Volume	$26,573,962	$25,334,227	$24,874,762
Property Sales Volume	5,393,102	2,713,305	3,031,069
Total Transaction Volume	$31,967,064	$28,047,532	$27,905,831

Key Performance Metrics:
Operating margin	28%	29%	33%
Return on equity	18%	19%	31%
Walker & Dunlop net income	$173,373	$161,439	$211,127
Adjusted EBITDA (3)	$247,907	$220,081	$200,950
Diluted EPS	$5.45	$4.96	$6.47

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	42%	41%	41%
Other operating expenses	8%	9%	7%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees (4)	1.00%	0.96%	0.99%
Gains attributable to MSRs (4)	0.71%	0.71%	0.79%
Gains attributable to MSRs, as a percentage of Agency debt financing volume (5)	1.18%	1.09%	1.13%

(in thousands; except per share data)	As of December 31,
Managed Portfolio:	2019	2018	2017
Components of Servicing Portfolio
Fannie Mae	$40,049,095	$35,983,178	$32,075,617
Freddie Mac	32,583,842	30,350,724	26,782,581
Ginnie Mae - HUD	9,972,989	9,944,222	9,640,312
Brokered (6)	10,151,120	9,127,640	5,744,518
Principal Lending and Investing (7)	468,123	283,498	66,963
Total Servicing Portfolio	$93,225,169	$85,689,262	$74,309,991
Assets under management (8)	1,958,078	1,422,735	182,175
Total Managed Portfolio	$95,183,247	$87,111,997	$74,492,166

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	23.2	24.3	25.7
Weighted-average remaining servicing portfolio term (years)	9.6	9.8	10.0

SUPPLEMENTAL OPERATING DATA (Continued)

The following table summarizes JCR’s AUM as of December 31, 2019:

	Unfunded	Funded
Components of JCR assets under management (in thousands)	Commitments	Investments	Total
Fund III	$95,171	$94,222	$189,393
Fund IV	174,483	129,178	303,661
Fund V	193,980	—	193,980
Separate accounts	—	530,044	530,044
Total assets under management	$463,634	$753,444	$1,217,078
(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities issuers, commercial banks, and other capital sources.
(2)	For the year ended December 31, 2019, includes $436.1 million from the Interim Program JV, $321.1 million from the Interim Program, and $178.7 million from JCR separate accounts. For the year ended December 31, 2018, includes $350.0 million from the Interim Program JV, $643.1 million from the Interim Program, and $166.2 million from JCR separate accounts. For the year ended December 31, 2017, includes $139.5 million from the Interim Program JV and $177.9 million from the Interim Program.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	Excludes the income and debt financing volume from Principal Lending and Investing.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(6)	Brokered loans serviced primarily for life insurance companies.
(7)	Consists of interim loans not managed for the Interim Program JV.
(8)	As of December 31, 2019, includes $670.5 million of Interim Program JV managed loans, $70.5 million of loans serviced directly for the Interim Program JV partner, and JCR assets under management of $1.2 billion. As of December 31, 2018, includes $334.6 million of Interim Program JV managed loans, $70.1 million of loans serviced directly for the Interim Program JV partner, and JCR assets under management of $1.0 billion. As of December 31, 2017, includes $182.2 million of Interim Program JV managed loans.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2019 and 2018.

FINANCIAL RESULTS – 2019 COMPARED TO 2018

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$258,471	$234,681	$23,790	10%
Fair value of expected net cash flows from servicing, net	180,766	172,401	8,365	5
Servicing fees	214,550	200,230	14,320	7
Net warehouse interest income, loans held for sale	1,917	5,993	(4,076)	(68)
Net warehouse interest income, loans held for investment	23,782	8,038	15,744	196
Escrow earnings and other interest income	56,835	42,985	13,850	32
Property sales broker fees	30,917	17,257	13,660	79
Other revenues	49,981	43,661	6,320	14
Total revenues	$817,219	$725,246	$91,973	13

Expenses
Personnel	$346,168	$297,303	$48,865	16%
Amortization and depreciation	152,472	142,134	10,338	7
Provision (benefit) for credit losses	7,273	808	6,465	800
Interest expense on corporate debt	14,359	10,130	4,229	42
Other operating expenses	66,596	62,021	4,575	7
Total expenses	$586,868	$512,396	$74,472	15
Income from operations	$230,351	$212,850	$17,501	8
Income tax expense	57,121	51,908	5,213	10
Net income before noncontrolling interests	$173,230	$160,942	$12,288	8
Less: net income (loss) from noncontrolling interests	(143)	(497)	354	(71)
Walker & Dunlop net income	$173,373	$161,439	$11,934	7

Overview

The increase in revenues was primarily attributable to increases in (i) origination fees (as defined in note 1 to the table below) and MSR income (as defined in note 2 to the table below) due primarily to an increase in debt financing volume, (ii) servicing fees due to a year-over-year increase in the average servicing portfolio, (iii) net warehouse interest income from loans held for investment due to a substantially higher average balance of loans held for investment year over year, (iv) escrow earnings and other interest income principally related to increases in the escrow balances of loans serviced and the annual average escrow earnings rate, (v) property sales broker fees as a result of a nearly doubling of property sales volume year over year, and (vi) other revenues primarily from an increase in prepayment fees. Partially offsetting the increases in other revenue streams was a decrease in net warehouse interest income from loans held for sale due to a lower net interest spread on loans held for sale year over year.

The increase in total expenses was due primarily to increases in (i) personnel expense mostly due to increases in salaries expense resulting from a rise in average headcount year over year and commissions costs due to the increases in loan origination and debt brokerage fees, net and property sales broker fees, (ii) amortization and depreciation costs due to an increase in the average balance of MSRs outstanding year over year, (iii) provision for credit losses due to three loan defaults in 2019 compared to none in 2018, and (iv) other operating expenses due primarily to the aforementioned increase in the average headcount and an increase in recruiting costs.

Revenues

The following table provides additional information that helps explain changes in origination fees and mortgage servicing rights over the past three years:

	Debt Financing Volume by Product Type
	For the year ended December 31,
	2019	2018	2017
Fannie Mae	30%	31%	32%
Freddie Mac	24	28	32
Ginnie Mae - HUD	3	4	5
Brokered	39	33	30
Interim Loans	4	4	1

	For the year ended December 31,
(dollars in thousands)	2019	2018	2017
Origination Fees (1)	$258,471	$234,681	$245,484
Dollar Change	$23,790	$(10,803)
Percentage Change	10%	(4)%
MSR Income (2)	$180,766	$172,401	$193,886
Dollar Change	$8,365	$(21,485)
Percentage Change	5%	(11)%
Origination Fee Rate (3) (basis points)	100	96	99
Basis Point Change	4	(3)
Percentage Change	4%	(3)%
MSR Rate (4) (basis points)	71	71	79
Basis Point Change	-	(8)
Percentage Change	-%	(10)%
Agency MSR Rate (5) (basis points)	118	109	113
Basis Point Change	9	(4)
Percentage Change	8%	(4)%
(1)	Loan origination and debt brokerage fees, net
(2)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(3)	Origination fees as a percentage of debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(4)	MSR income as a percentage of debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(5)	MSR income as a percentage of Agency debt financing volume.

Loan origination and debt brokerage fees, net and fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.  The increase in origination fees was primarily the result of a 5% increase in debt financing volume year over year along with a slight increase in origination fee rate. The increase in MSR income is principally related to the increase in debt financing volume.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Servicing Fees.  The increase was primarily attributable to an increase in the average servicing portfolio from 2018 to 2019 as shown below due primarily to new loan originations and relatively few payoffs. Partially offsetting the increase in servicing fees due to an increase in the average servicing portfolio was a decrease in the servicing portfolio’s weighted average servicing fee as shown below primarily because the weighted-average servicing fee on our new Fannie Mae originations was less than the weighted-average servicing fee of Fannie Mae loans that matured or pre-paid during 2019.

	Servicing Fees Details
	For the year ended December 31,
(dollars in thousands)	2019	2018	2017
Average Servicing Portfolio	$89,633,210	$78,635,979	$67,072,015
Dollar Change	$10,997,231	$11,563,964
Percentage Change	14%	17%
Average Servicing Fee (basis points)	23.7	25.2	26.2
Basis Point Change	(1.5)	(1.0)
Percentage Change	(6)%	(4)%

Net Warehouse Interest Income, Loans Held for Sale (“LHFS”).  The decrease was largely the result of a decrease in the average balance and a significant decrease in the net spread as shown below. The decrease in the net spread was the result of a greater increase in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based, principally during the first nine months of 2019.

	Net Warehouse Interest Income Details - LHFS
	For the year ended December 31,
(dollars in thousands)	2019	2018	2017
Average LHFS Outstanding Balance	$1,108,945	$1,310,589	$1,613,898
Dollar Change	$(201,644)	$(303,309)
Percentage Change	(15)%	(19)%
LHFS Net Spread (basis points)	17	46	93
Basis Point Change	(29)	(47)
Percentage Change	(63)%	(51)%

Net Warehouse Interest Income, Loans Held for Investment (“LHFI”).  The increase was due to the substantial increase in the average balance of loans held for investment outstanding from 2018 to 2019. The increase in the average balance was due to an increase in the average servicing portfolio. If we originate the majority of our interim loans through the Interim Program JV, net warehouse interest income from LHFI will be lower than if we originate them entirely through the Interim Program. Such a decrease in net warehouse interest income from LHFI would be partially offset by our portion of the net income generated by the Interim Program JV. Additionally, a large loan that was fully funded with corporate cash paid off in the first quarter of 2020.

	Net Warehouse Interest Income Details - LHFI
	For the year ended December 31,
(dollars in thousands)	2019	2018	2017
Average LHFI Outstanding Balance	$402,112	$136,160	$211,476
Dollar Change	$265,952	$(75,316)
Percentage Change	195%	(36)%
LHFI Net Spread (basis points)	591	590	444
Basis Point Change	1	146
Percentage Change	0%	33%

Escrow Earnings and Other Interest Income.  The increase was due to increases in both the average balance of escrow accounts and the average earnings rate from 2018 to 2019. The increase in the average balance was due to an increase in the average servicing portfolio. The increase in the average earnings rate was due to the increase in short-term interest rates upon which our earnings rates are based, principally during the first nine months of 2019.

Property Sales Broker Fees. The increase in 2019 was the result of a substantial increase in property sales volume due largely to additions of property sales brokers over the past year and the favorable property sales market in 2019 as more fully discussed above in the “Overview of Current Business Environment” section.

Other Revenues. The increase was primarily related to a $7.9 million increase in prepayment fees as more of the loans in our servicing portfolio paid off during 2019 than in 2018 and a $1.0 million increase in income from the Interim

JV due to an increased balance of Interim JV loans outstanding during 2019, partially offset by a $3.4 million decrease in income from preferred equity investments as we did not have any preferred equity investments outstanding during 2019.

Expenses

Personnel.  The increase was primarily the result of a $16.3 million increase in salaries and benefits due to hiring to support our growth, resulting in a 14% increase in the average headcount from 671 for the year ended December 31, 2018 to 765 for the year ended December 31, 2019. Additionally, commission costs increased $24.8 million due to the increases in origination fees and property sales broker fees detailed above. Lastly, subjective bonus expense increased $6.4 million due to the aforementioned increase in average headcount and due our improved financial performance year over year.

Amortization and Depreciation.  The increase was attributable to loan origination activity and the resulting growth in the average MSR balance outstanding from 2018 to 2019. During the year ended December 31, 2019, we added $48.7 million of MSRs, net of amortization and write offs due to prepayment.

Provision (Benefit) for Credit Losses.  During the year ended December 31, 2019, three loans defaulted, two of which were in our at-risk portfolio and resulted in specific reserves of $6.9 million. The properties related to these two at risk loans are located in the same city. The Company does not have any additional at risk loans related to properties in this geographical area. During the year ended December 31, 2018, we experienced no defaults of any at risk loans.

Interest Expense on Corporate Debt.  The increase in the outstanding balance of our long-term debt was the primary driver of the increases in interest expense on corporate debt, partially offset by lower interest rates. We refinanced our long-term debt in the fourth quarter of 2018, increasing the balance $134.6 million while reducing the spread on the interest rate by 75 basis points. We re-priced our long-term debt in December of 2019, reducing the spread by another 25 basis points.

Other Operating Expenses.  The increase was primarily attributable to a $3.0 million increase in office expenses as a result of the aforementioned increase in average headcount and new offices added in 2019 and a $2.9 million increase in recruiting costs to support the growth of our mortgage banker and property sales broker teams in 2019.

Income Tax Expense. The increase in income tax expense related to the 8% increase in income from operations and a $2.2 million decrease in realizable excess tax benefits due to significantly fewer exercises of stock options during 2019 compared to 2018 and due to lower executive compensation deductions in 2019 relative to 2018, resulting in a 24.8% effective tax rate for 2019 compared to 24.4% in 2018.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2018 and 2017.

FINANCIAL RESULTS – 2018 COMPARED TO 2017

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$234,681	$245,484	$(10,803)	(4)%
Fair value of expected net cash flows from servicing, net	172,401	193,886	(21,485)	(11)
Servicing fees	200,230	176,352	23,878	14
Net warehouse interest income, loans held for sale	5,993	15,077	(9,084)	(60)
Net warehouse interest income, loans held for investment	8,038	9,390	(1,352)	(14)
Escrow earnings and other interest income	42,985	20,396	22,589	111
Property sales broker fees	17,257	19,213	(1,956)	(10)
Other revenues	43,661	32,059	11,602	36
Total revenues	$725,246	$711,857	$13,389	2

Expenses
Personnel	$297,303	$289,277	$8,026	3%
Amortization and depreciation	142,134	131,246	10,888	8
Provision for credit losses	808	(243)	1,051	(433)
Interest expense on corporate debt	10,130	9,745	385	4
Other operating expenses	62,021	48,171	13,850	29
Total expenses	$512,396	$478,196	$34,200	7
Income from operations	$212,850	$233,661	$(20,811)	(9)
Income tax expense	51,908	21,827	30,081	138
Net income before noncontrolling interests	$160,942	$211,834	$(50,892)	(24)
Less: net income from noncontrolling interests	(497)	707	(1,204)	(170)
Walker & Dunlop net income	$161,439	$211,127	$(49,688)	(24)

Overview

The slight increase in revenues was primarily attributable to increases in servicing fees, escrow earnings and other interest income, and other revenues, largely offset by decreases in loan origination and debt brokerage fees, net, fair value of expected net cash flows from servicing, net, and net warehouse income from loans held for sale. The increase in servicing fees was due to an increase in the average servicing portfolio. The substantial increase in escrow earnings and other interest income related to increases in the escrow balances of loans serviced and the escrow earnings rate. Other revenues increased primarily from an increase in investment management fees as we acquired JCR Capital in 2018. The decrease in fair value of expected net cash flows from servicing, net, was due primarily to a decrease in Fannie Mae servicing fees, while the decrease in net warehouse interest income from loans held for sale was due to a lower net interest spread on loans held for sale.

The increase in total expenses was due primarily to increases in personnel expense mostly due to an increase in salaries expense resulting from a rise in average headcount year over year, amortization and depreciation costs due to an increase in the average balance of MSRs outstanding year over year, and other operating expenses.

Revenues

The following table provides additional information that helps explain changes in origination fees and mortgage servicing rights over the past three years:

	Debt Financing Volume by Product Type
	For the year ended December 31,
	2018	2017	2016
Fannie Mae	31%	32%	42%
Freddie Mac	28	32	25
Ginnie Mae - HUD	4	5	5
Brokered	33	30	25
Interim Loans	4	1	3

	For the year ended December 31,
(dollars in thousands)	2018	2017	2016
Origination Fees (1)	$234,681	$245,484	$174,360
Dollar Change	$(10,803)	$71,124
Percentage Change	(4)%	41%
MSR Income (2)	$172,401	$193,886	$192,825
Dollar Change	$(21,485)	$1,061
Percentage Change	(11)%	1%
Origination Fee Rate (3) (basis points)	96	99	106
Basis Point Change	(3)	(7)
Percentage Change	(3)%	(7)%
MSR Rate (4) (basis points)	71	79	118
Basis Point Change	(8)	(39)
Percentage Change	(10)%	(33)%
Agency MSR Rate (5) (basis points)	109	113	159
Basis Point Change	(4)	(46)
Percentage Change	(4)%	(29)%
(1)	Loan origination and debt brokerage fees, net
(2)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(3)	Origination fees as a percentage of debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(4)	MSR income as a percentage of debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(5)	MSR income as a percentage of Agency debt financing volume.

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

The decreases in MSR income and MSR rate for the year ended December 31, 2018 are related primarily to a year-over-year decrease of 14% in the weighted-average servicing fee rate on new Fannie Mae loan originations and the aforementioned change in the mix of loan origination volume. The decrease in the weighted-average servicing fee rate was due principally to increased competition for new debt financing with Fannie Mae, which resulted in tighter credit spreads and lower servicing fees.

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

Escrow Earnings and Other Interest Income.  The increase was due to increases in both the average balance of escrow accounts and the average earnings rate from 2017 to 2018. The increase in the average balance was due to an increase in the average servicing portfolio. The increase in the average earnings rate was due to the increase in short-term interest rates, upon which our earnings rates are based.

Other Revenues. The increase is primarily related to a $9.0 million increase in investment management fees due to the acquisition of JCR and a $1.6 million gain from the sale of an equity-method investment for the year ended December 31, 2018 with no comparable activity for the year ended December 31, 2017.

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

Other Operating Expenses.  The increase in other operating expenses primarily stems from increased office expenses of $2.3 million and travel costs of $2.0 million due to the increase in average headcount year over year and increased legal expenses of $1.5 million largely in connection with our acquisitions. Additionally, during the year ended December 31, 2018, we incurred a loss on the extinguishment of debt of $2.1 million with no comparable activity for the year ended December 31, 2017.

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

Based on the information available as of December 31, 2018, we believed that it may have been more likely than not that the expense associated with certain compensation agreements for our executives would not be deductible for tax purposes in future years. Accordingly, as of December 31, 2018, we recorded a 100% valuation allowance on the associated deferred tax assets, resulting in a $2.8 million charge to tax expense for the year ended December 31, 2018.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision (benefit) for credit losses net of write-offs, stock-based incentive compensation charges, and fair value of expected net cash flows from servicing, net. Additionally, adjusted EBITDA further includes or excludes other significant non-cash items that are not part of our ongoing operations. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

We use adjusted EBITDA to evaluate the operating performance of our business, for comparison with forecasts and strategic plans, and for benchmarking performance externally against competitors. We believe that this non-GAAP measure, when read in conjunction with our GAAP financials, provides useful information to investors by offering:

●	the ability to make more meaningful period-to-period comparisons of our ongoing operating results;
●	the ability to better identify trends in our underlying business and perform related trend analyses; and
●	a better understanding of how management plans and measures our underlying business.

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income.

Adjusted EBITDA is calculated as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands)	2019	2018	2017
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$173,373	$161,439	$211,127
Income tax expense	57,121	51,908	21,827
Interest expense on corporate debt	14,359	10,130	9,745
Amortization and depreciation	152,472	142,134	131,246
Provision (benefit) for credit losses	7,273	808	(243)
Net write-offs	—	—	—
Stock compensation expense	24,075	23,959	21,134
Fair value of expected net cash flows from servicing, net	(180,766)	(172,401)	(193,886)
Unamortized issuance costs from early debt extinguishment	—	2,104
Adjusted EBITDA	$247,907	$220,081	$200,950

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table presents a period-to-period comparison of our adjusted EBITDA for the year ended December 31, 2019 and 2018:

ADJUSTED EBITDA – 2019 COMPARED TO 2018

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Loan origination and debt brokerage fees, net	$258,471	$234,681	$23,790	10%
Servicing fees	214,550	200,230	14,320	7
Net warehouse interest income	25,699	14,031	11,668	83
Escrow earnings and other interest income	56,835	42,985	13,850	32
Other revenues	81,041	61,415	19,626	32
Personnel	(322,093)	(273,344)	(48,749)	18
Net write-offs	—	—	—	N/A
Other operating expenses	(66,596)	(59,917)	(6,679)	11
Adjusted EBITDA	$247,907	$220,081	$27,826	13

See the table above for the components of the change in adjusted EBITDA. The increase in origination fees (as defined above) was primarily related to an increase in debt financing volumes year over year. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new debt financing volume and relatively few payoffs. The increase in net warehouse interest income was related to increased income from LHFI due to an increase in the average balance outstanding, partially offset by a decrease in net warehouse interest income from LHFS. Escrow earnings and other interest income increased as a result of increases in the average escrow balance outstanding and the average earnings rate. Other revenues increased primarily due to increases in prepayment fees and property sales broker fees.

The increase in personnel expense was primarily due to increased salaries and benefits expense due to a rise in headcount, commissions expense resulting from the increases in origination fees and property sales broker fees, and subjective bonus related to the rise in headcount and the improvement in the Company’s financial performance year over year. Other operating expenses increased primarily as a result of increased occupancy costs due to the larger average headcount period over period and additional costs for recruiting to support the growth of our mortgage banker and property sales broker teams in 2019.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table presents a period-to-period comparison of our adjusted EBITDA for the years ended December 31, 2018 and 2017:

ADJUSTED EBITDA – 2018 COMPARED TO 2017

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2018	2017	Change	Change
Loan origination and debt brokerage fees, net	$234,681	$245,484	$(10,803)	(4)%
Servicing fees	200,230	176,352	23,878	14
Net warehouse interest income	14,031	24,467	(10,436)	(43)
Escrow earnings and other interest income	42,985	20,396	22,589	111
Other revenues	61,415	50,565	10,850	21
Personnel	(273,344)	(268,143)	(5,201)	2
Net write-offs	—	—	—	N/A
Other operating expenses	(59,917)	(48,171)	(11,746)	24
Adjusted EBITDA	$220,081	$200,950	$19,131	10

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

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income, property sales broker fees, investment management fees, and other income, net of loan origination and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations and property sales, the timing of loan closings, assets under management, escrow account balances, the average balance of loans held for investment, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

Cash Flow from Investing Activities

Our cash flows from investing activities include the funding and repayment of loans held for investment and preferred equity investments, the contribution to and distribution from the Interim Program JV, the acquisition and disposition of equity-method investments, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Years Ended December 31, 2019 Compared to Years Ended December 31, 2018

The following table presents a period-to-period comparison of the significant components of cash flows for the year ended December 31, 2019 and 2018.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2019 COMPARED TO 2018

	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Net cash provided by (used in) operating activities	$427,561	$64,076	$363,485	567%
Net cash provided by (used in) investing activities	(79,705)	(552,238)	472,533	(86)
Net cash provided by (used in) financing activities	(331,638)	321,830	(653,468)	(203)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	136,566	120,348	16,218	13

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$260,961	$(102,071)	$363,032	(356)%
Net cash provided by (used in) operating activities, excluding loan origination activity	166,600	166,147	453	0

Cash flows from (used in) investing activities
Net purchases of pledged available-for-sale securities	$(7,855)	$(98,442)	$90,587	(92)%
Net proceeds from the payoff of preferred equity investments	—	41,719	(41,719)	(100)
Distributions from (investments in) joint ventures, net	(15,944)	(4,137)	(11,807)	285
Acquisitions, net of cash received	(7,180)	(53,249)	46,069	(87)

Originations of loans held for investment	(362,924)	(597,889)	234,965	(39)
Total principal collected on loans held for investment	319,832	161,303	158,529	98
Net payoff of (investment in) loans held for investment	$(43,092)	$(436,586)	$393,494	(90)%

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(367,864)	$139,298	$(507,162)	(364)%
Borrowings of interim warehouse notes payable	179,765	145,043	34,722	24
Repayments of interim warehouse notes payable	(67,871)	(61,050)	(6,821)	11
Repayments of note payable	(2,250)	(166,223)	163,973	(99)
Borrowings of note payable	—	298,500	(298,500)	(100)
Secured borrowings	—	70,052	(70,052)	(100)
Repurchase of common stock	(30,676)	(68,832)	38,156	(55)
Cash dividends paid	(37,272)	(31,445)	(5,827)	19
Proceeds from issuance of common stock	5,511	8,949	(3,438)	(38)

The increase in the Total cash balance from December 31, 2018 to December 31, 2019 is primarily the result of our investing and financing activities. Substantial decreases in purchases of pledged AFS securities, the size and number of acquisitions, and the decrease in the net investment in loans held for investment led to the decrease in the amount of cash used in investing activity shown above. Additionally, in 2018 we made significant cash outlays to repurchase common stock, along with substantial increases in net borrowings of note payable and secured borrowings.

Changes in cash flows from operations were driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operations year over year is primarily attributable to the net receipt of $0.3 billion for the funding of loan originations, net of sales of loans to third parties during 2019 compared to the net use of $0.1 billion during 2018. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $166.6 million during 2019 compared to $166.1 million during 2018.

The increase in cash provided by (used in) investing activities is primarily attributable to a substantial decrease in the investment in loans held for investment and reductions in the net purchases of pledged AFS securities and cash paid for acquisitions, partially offset by an increase in investments in joint ventures and a decrease in the proceeds from the payoff of preferred equity investments. The net investment in loans held for investment during 2019 was $43.1 million compared to net investment in loans held for investment of $436.6 million during 2018. A much larger percentage of the originations in 2019 was funded using borrowings than in 2018. For example, the origination activity in 2018 included a $150.0 million loan funded entirely using corporate cash with no comparable activity in 2019, and this loan was substantially repaid in 2019. The reduction in purchases of pledged AFS securities is due to most of our pledged cash and money market fund having been invested in previous periods. We began an initiative in the fourth quarter of 2017 to invest pledged collateral in AFS securities. During 2018, a larger balance of collateral was available to invest than 2019 as we made multiple purchases of these securities throughout 2018 and have not sold any investments and have had relatively few prepayments in 2019. The decrease in cash used for acquisitions is due to a year-over-year decrease in the size of the companies acquired. The increase in the cash invested in joint ventures was the result of net origination activity by the Interim Program JV and the startup of our appraisal JV. During 2019, the Interim Program JV had a larger level of net loan originations, resulting in a larger level of capital invested by us in the Interim Program JV.

The change in cash provided by (used in) financing activities was primarily attributable to the change in net warehouse borrowings period to period and decreases in the net borrowing of note payable and secured borrowings, partially offset by an increase in net borrowings of interim warehouse notes payable and a decrease in the repurchases of common stock. The change in net borrowings (repayments) of warehouse borrowings during 2019 was due to the change in the unpaid principal balance of LHFS funded by Agency Warehouse Facilities (as defined below) from December 31, 2018 to December 31, 2019 and from December 31, 2017 to December 31, 2018. During 2019, the unpaid principal balance of LHFS funded by Agency Warehouse Facilities decreased $261.0 million from their December 31, 2018 balance compared to an increase of $102.1 million during the same period in 2018.

The change in net borrowings of interim warehouse notes payable was principally due to interim loan origination and repayment activity period over period. During 2019, interim loans originated were funded principally from interim warehouse notes payable, and the interim loans that paid off were largely fully funded with corporate cash in prior years, resulting in net borrowings for interim warehouse loans in the current year. During 2018, the net repayments of interim warehouse notes payable was principally due to the Company’s fully funding a large portfolio of loans held for investment at the end of the second quarter of 2018. The secured borrowings in 2018 were the result of a unique transaction in 2018, with no comparable activity in 2019. The change in the net borrowings of note payable is related to the refinance of our term debt in 2018, with no comparable activity in 2019. The decrease in cash used for share repurchases is primarily related to a decrease in share repurchases under stock buyback programs year over year. The increase in cash dividends paid is the result of our increasing the dividends paid per share by 20% year over year. The decrease in the proceeds from the issuance of common stock is principally related to a year-over-year decrease in the number of stock options exercised. Only 65 thousand shares were exercised during 2019 compared to 348 thousand in 2018.

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

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of (i) short-term liquidity necessary to fund loans held for sale; (ii) liquidity necessary to fund loans held for investment under the Interim Program; (iii) liquidity necessary to pay cash dividends; (iv) liquidity necessary to fund our portion of the equity necessary for the operations of the Interim Program JV and our appraisal JV; (v) working capital to support our day-to-day operations, including debt service payments and payments for salaries, commissions, and income taxes; and (vi) working capital to satisfy collateral requirements for our

Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2019. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of December 31, 2019, the net worth requirement was $194.6 million, and our net worth was $710.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2019, we were required to maintain at least $38.3 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2019, we had operational liquidity of $227.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. As of December 31, 2017, we had preferred equity investments with one borrower totaling $41.7 million, all of which were repaid during the year ended December 31, 2018. We made no preferred equity investments during the year ended December 31, 2019.

Prior to 2018, we retained all earnings for the operation and expansion of our business and, therefore, did not pay cash dividends on our common stock. However, we paid a cash dividend of $0.25 per share each quarter of 2018 and $0.30 per share each quarter of 2019. In February 2020, the Company’s Board of Directors declared a dividend of $0.36 per share for the first quarter of 2020. The dividend will be paid March 9, 2020 to all holders of record of our restricted and unrestricted common stock as of February 21, 2020. We expect to continue to make regular quarterly dividend payments for the foreseeable future.

Over the past three years, we have returned $148.2 million to investors in the form of the repurchase of 1.7 million shares of our common stock under share repurchase programs for a cost of $79.6 million and cash dividend payments of $68.6 million. Additionally, we have invested $177.2 million in acquisitions and the purchase of MSRs. On occasion, we may use cash to fully fund loans held for investment or loans held for sale instead of using our warehouse line. As of December 31, 2019, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $230.3 million and loans held for sale with an unpaid principal balance of $109.0 million. We continually seek opportunities to execute additional acquisitions and purchases of MSRs and complete such acquisitions if we believe the economics are favorable.

In February 2018, our Board of Directors approved a stock repurchase program that permitted the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 9, 2018. In 2018, we repurchased 1.2 million shares for an aggregate cost of $57.0 million. In February 2019, our Board of Directors approved a new stock repurchase program that permitted the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2019. In 2019, we repurchased 0.1 million shares for an aggregate cost of $6.6 million. In February 2020, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2020.

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

We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. The restricted liquidity requirements for Tier 3 and Tier 4 loans is substantially less. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of December 31, 2019, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $114.6 million. Additionally, the majority of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2019 collateral requirements as outlined above. As of December 31, 2019, reserve requirements for the December 31, 2019 DUS loan portfolio will require us to fund $63.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2019.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of December 31, 2019.

	December 31, 2019
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$350,000	$200,000	$550,000	$148,877	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	500,000	300,000	800,000	15,291	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	265,000	765,000	35,510	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	258,045	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	500,000	500,000	60,751	30-day LIBOR plus 1.15%
Agency Warehouse Facility #6	250,000	100,000	350,000	14,930	30-day LIBOR plus 1.15%
Total National Bank Agency Warehouse Facilities	$1,950,000	$1,365,000	$3,315,000	$533,404
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	131,984
Total Agency Warehouse Facilities	$1,950,000	$2,865,000	$4,815,000	$665,388

Interim Warehouse Facility #1	135,000	—	135,000	98,086	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	49,256	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	75,000	75,000	150,000	65,991	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	28,100	30-day LIBOR plus 1.75%
Total National Bank Interim Warehouse Facilities	$410,000	$75,000	$485,000	$241,433
Total warehouse facilities	$2,360,000	$2,940,000	$5,300,000	$906,821

Agency Warehouse Facilities

As of December 31, 2019, we had six warehouse lines of credit in the aggregate amount of $3.3 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”) that we use to fund substantially all of our loan originations. Six of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

During the third quarter of 2019, an Agency Warehouse Facility with a $30.0 million aggregate committed and uncommitted borrowing capacity expired according to its terms. We believe that the six remaining committed and uncommitted credit facilities from national banks, the uncommitted credit facility from Fannie Mae, and our corporate cash provide us with sufficient borrowing capacity to conduct our Agency lending operations without this facility.

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

In addition, the agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

●	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date;
●	compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD;
●	liquid assets of the Company of not less than $15.0 million;
●	maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $20.0 billion or (ii) all Fannie Mae DUS mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution;
●	aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio; and
●	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.00.

The agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. During the third quarter of 2019, we executed the third amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points as of September 30, 2019. During the fourth quarter of 2019, we executed the fourth amendment to the warehouse and security agreement that extended the maturity date to October 26, 2020. Additionally, at our request, the committed amount was reduced to $350.0 million from $425.0 million. No other material modifications were made to the agreement in 2019.

Agency Warehouse Facility #2:

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 8, 2020. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2019, we executed the fourth amendment to the warehouse and security agreement that extended the maturity date to September 8, 2020. No other material modifications were made to the agreement in 2019.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

We have a $500.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2020. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate at the committed facility. During the second quarter of 2019, we executed the tenth amendment to the warehouse agreement that extended the maturity date to April 30, 2020 and decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 125 basis points. Additionally, the amendment provided for an uncommitted amount of $265.0 million until January 31, 2020. No other material modifications were made to the agreement during 2019.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

We have a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 4, 2020. The warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, FHA, and defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. During the second quarter of 2019, we executed the sixth amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points. During the fourth quarter of 2019, we executed the Amended and Restated Mortgage Loan and Security Agreement (the “Amended and Restated Agreement”). The Amended and Restated Agreement has the same terms and conditions as the agreement it replaced except that it provides the Company with the ability to fund defaulted HUD and FHA loans up to $30.0 million and extends the maturity date to October 4, 2020.  No other material modifications were made to the agreement during 2019.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

During the third quarter of 2019, we executed a warehousing and security agreement with a national bank to establish Agency Warehouse Facility #5. The facility, which is structured as a master repurchase agreement, has an uncommitted $500.0 million maximum borrowing amount and is scheduled to mature on August 5, 2020. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. No other material modifications were made to the agreement during 2019.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #6

We had a $250.0 million committed warehouse credit and security agreement with a national bank that matured on January 31, 2020. The warehouse facility provided us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances were made at 100% of the loan balance, and the borrowings under the warehouse agreement bore interest at a rate of LIBOR plus 115 basis points. The agreement provided $100.0 million of uncommitted borrowing capacity that bore interest at the same rate as the committed facility. During the first quarter of 2019, we executed the second amendment to the warehouse and security agreement that extended the maturity date to January 31, 2020. During the fourth quarter of 2019, we executed the third amendment to the warehouse and security agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points. No other material modifications were made to the agreement during 2019. We allowed the credit facility to expire on January 31, 2020 according to its terms. We believe our aggregate remaining credit facilities provide us with sufficient capacity to conduct our ongoing Agency business.

The negative and financial covenants of the warehouse agreement substantially conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Uncommitted Agency Warehouse Facility:

We have a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance. There is no expiration date for this facility. The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have four warehouse facilities with certain national banks in the aggregate amount of $410.0 million as of December 31, 2019 (“Interim Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, and one is a revolving commitment we expect to renew every two years. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have an $135.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2020. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the first quarter of 2019, we executed the ninth amendment to the credit and security agreement that increased the maximum borrowing capacity to $135.0 million. During the second quarter of 2019, we executed the tenth amendment to the credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications were made to the agreement during 2019.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

●	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.00.

Interim Warehouse Facility #2:

We have a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2021.  The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at 30-day LIBOR plus 165 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the fourth quarter of 2019, we executed the fifth amendment to the warehouse and security agreement that decreased the borrowing rate to 30-day LIBOR plus 165 basis points from 30-day LIBOR plus 200 basis points and extended the maturity date to December 13, 2021. No other material modifications were made to the agreement during 2019.

The credit agreement requires the borrower and the Company to abide by the same financial covenants as Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Interim Warehouse Facility #2. Additionally, Interim Warehouse Facility #2 has the following additional financial covenants:

●	rolling four-quarter EBITDA, as defined, of not less than $35.0 million; and
●	debt service coverage ratio, as defined, of not less than 2.75 to 1.00.

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 18, 2020. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 1.90% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2019, we executed the fourth amendment to the credit and security agreement that extended the maturity date to May 18, 2020 and provides for an uncommitted amount of $75.0 million. No other material modifications were made to the agreement during 2019.

The Repurchase Agreement requires the borrower and the Company to abide by the following financial covenants:

●	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date;
●	liquid assets of the Company of not less than $15.0 million;
●	leverage ratio, as defined, of not more than 3.0 to 1.0; and
●	debt service coverage ratio, as defined, of not less than 2.75 to 1.00.

Interim Warehouse Facility #4:

During the first quarter of 2019, we executed a warehousing credit and security agreement to establish an additional interim warehouse facility. The warehouse facility has a committed $100.0 million maximum borrowing amount and is scheduled to mature on April 30, 2020. We can fund certain interim loans to a specific large institutional borrower, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 175 basis points. During the second quarter of 2019, we executed the first amendment to the warehousing credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications were made to the agreement in 2019.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

●	leverage ratio, as defined, of not more than 2.25 to 1.00.

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of December 31, 2019, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Debt Obligations

On November 7, 2018, we entered into a senior secured credit agreement (the “Credit Agreement”) that amended and restated our prior credit agreement and provided for a $300.0 million term loan (the “Term Loan”). The Term Loan was issued at a 0.5% discount, has a stated maturity date of November 7, 2025, and bears interest at 30-day LIBOR plus 200 basis points. At any time, we may also elect to request one or more incremental term loan commitments not to exceed $150.0 million, provided that the total indebtedness would not cause the leverage ratio (as defined in the Credit Agreement) to exceed 2.00 to 1.00.

We are obligated to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments equal to $0.8 million on the last business day of each of March, June, September, and December commencing on March 31, 2019. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the term loan is required to be paid in full on November 7, 2025 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the term loan on such date (together with all accrued interest thereon). During the fourth quarter of 2019, we executed the first amendment to the Term Loan that decreased the borrowing rate to 30-day LIBOR plus 200 basis points from 30-day LIBOR plus 225. No other material modifications were made to the agreement in 2019.

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

As of December 31, 2019, the outstanding principal balance of the note payable was $297.8 million.

The note payable and the warehouse facilities are senior obligations of the Company. As of December 31, 2019, we were in compliance with all covenants related to the Term Loan Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of December 31,
(dollars in thousands)	2019	2018	2017
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$33,063,130	$28,807,241	$24,173,829
Fannie Mae Modified Risk	6,939,349	7,112,702	7,491,822
Freddie Mac Modified Risk	52,817	52,959	53,207
Total risk-sharing servicing portfolio	$40,055,296	$35,972,902	$31,718,858

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$46,616	$63,235	$409,966
Freddie Mac No Risk	32,531,025	30,297,765	26,729,374
GNMA - HUD No Risk	9,972,989	9,944,222	9,640,312
Brokered	10,151,120	9,127,640	5,744,518
Total non-risk-sharing servicing portfolio	$52,701,750	$49,432,862	$42,524,170
Total loans serviced for others	$92,757,046	$85,405,764	$74,243,028
Interim loans (full risk) servicing portfolio	468,123	283,498	66,963
Total servicing portfolio unpaid principal balance	$93,225,169	$85,689,262	$74,309,991

Interim Program JV Managed Loans (1)	741,000	404,670	182,175

At risk servicing portfolio (2)	$36,699,969	$32,533,838	$28,058,967
Maximum exposure to at risk portfolio (3)	7,488,985	6,666,082	5,680,798
Defaulted loans	48,481	11,103	5,962
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	48,481	11,103	5,962

Defaulted loans as a percentage of the at risk portfolio	0.13%	0.03%	0.02%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.03	0.01	0.01
Allowance for risk-sharing as a percentage of the specifically identified at risk loan balances	23.66	41.63	63.45
Allowance for risk-sharing as a percentage of maximum exposure	0.15	0.07	0.07
Allowance for risk-sharing and guaranty obligation as a percentage of maximum exposure	0.88	0.77	0.79
(1)	As of December 31, 2019 and 2018, this balance consists of $70.5 million and $70.1 million of loans serviced directly for the Interim Program JV partner and $670.5 million and $334.6 million, respectively, of Interim Program JV managed loans. As of December 31, 2017, the entire balance consists of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac and GNMA - HUD loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

Fannie Mae DUS risk-sharing obligations are based on a tiered formula and represent substantially all of our risk-sharing activities. The risk-sharing tiers and amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb at the time of default is generally 20% of the origination unpaid principal balance (“UPB”) of the loan.

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

As of December 31, 2019 and 2018, loans with an aggregate UPB of $48.5 million and $11.1 million of our at risk balances had defaulted, respectively. For the years ended December 31, 2019, 2018, and 2017, our provisions for risk-sharing obligations were $6.4 million, $0.7 million, and $0.1 million, respectively.

As of December 31, 2019 and 2018, our allowance for risk-sharing obligations was $11.5 million and $4.6 million, respectively, or three basis points and one basis point of the at risk balance, respectively. The Allowance for risk-sharing obligations as of December 31, 2019 was based primarily on the specific reserves related to two large defaulted loans.  As there were only two small defaulted loans in the at risk servicing portfolio as of December 31, 2018, the Allowance for risk-sharing obligations as of December 31, 2018 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of December 31, 2018.

For the ten-year period from January 1, 2009 through December 31, 2019, we recognized net write-offs of risk-sharing obligations of $24.1 million, or an average of two basis points annually of the average at risk Fannie Mae portfolio balance.

We have never been required to repurchase a loan.

Off-Balance Sheet Risk

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. We believe our recurring cash flows from operations and proceeds from loan sales and loan payoffs will provide sufficient cash flows to cover the scheduled payments over the near term related to our contractual obligations outstanding as of December 31, 2019.

Contractual payments due under warehouse facility obligations, long-term debt, and other obligations at December 31, 2019 are as follows:

			Due after 1	Due after 3
		Due in 1 Year	Year through 3	Years through	Due after 5
(in thousands)	Total	or Less	Years	5 Years	Years
Long-term debt (1)	$362,906	$14,139	$27,940	$27,488	$293,339
Warehouse facilities (2)	923,514	831,854	91,660	—	—
Operating leases	30,791	8,607	15,865	6,319	—
Purchase obligations	19,280	12,685	3,911	2,684	—
Total	$1,336,491	$867,285	$139,376	$36,491	$293,339
(1)	Interest for long-term debt is based on a variable rate. Such interest is included here and based on the effective interest rate for long-term debt as of December 31, 2019.
(2)	To be repaid from proceeds from loan sales for facilities relating to loans held for sale and from proceeds from payoffs for facilities relating to loans held for investment under the Interim Program. Includes interest at the effective interest rate for warehouse borrowings as of December 31, 2019.

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

The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out the London Interbank Offered Rate ("LIBOR") by the end of 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and could result in higher borrowing costs. Our borrowing agreements include provisions for alternative rates, in the event that LIBOR is not available. In addition to the impact of our borrowing, certain adjustable rate loans in our servicing portfolio and investment securities available for sale are indexed to LIBOR.  If LIBOR is replaced by a new reference rate or ceases to exist, it may have an impact on our operations or the price volatility of our investment securities. We are still in the process of evaluating the full impact the change will have on the Company.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2019 and 2018 was 176 basis points and 250 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

(in thousands)	As of December 31,
Change in annual escrow earnings due to:	2019	2018
100 basis point increase in 30-day LIBOR	$26,316	$23,275
100 basis point decrease in 30-day LIBOR	(26,316)	(23,275)

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

(in thousands)	As of December 31,
Change in annual net warehouse interest income due to:	2019	2018
100 basis point increase in 30-day LIBOR	$(12,685)	$(14,729)
100 basis point decrease in 30-day LIBOR	12,685	14,729

All of our corporate debt is based on 30-day LIBOR. Our corporate debt has a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

(in thousands)	As of December 31,
Change in annual income from operations due to:	2019	2018
100 basis point increase in 30-day LIBOR	$(2,978)	$(3,000)
100 basis point decrease in 30-day LIBOR (1)	2,263	3,000
(1)	The decrease in 2019 was 76 basis points due to the 30-day LIBOR floor.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $28.5 million as of December 31, 2019 compared to $26.9 million as of December 31, 2018. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of December 31, 2019, 86% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 87% as of December 31, 2018; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

Item 8. Financial Statements and Supplementary Data

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2020 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See “Available Information.”

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 13 is hereby incorporated by reference to material appearing in the Proxy Statement under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE – Corporate Governance Information – Director Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “AUDIT RELATED MATTERS.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.7*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
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
10.19†

Amendment to Non-Qualified Stock Option Agreement Under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

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

10.25†	Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.26†	Amendment No. 1 to Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)
10.27†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)
10.28†

Amendment to Non-Qualified Stock Option Agreement Under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

10.29†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)

10.30†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.31†	Form of Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.32†	Form of Restricted Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.33†	Form of Deferred Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.34†	Form of Non-Qualified Stock Option Transfer Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)
10.35†

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

10.37†	Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended) (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.38†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.39†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.40†	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)
10.41†

Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.42†

Walker & Dunlop, Inc. Deferred Compensation Plan for Non-Employee Directors Election Form (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.43†

Walker & Dunlop, Inc. 2015 Equity Incentive Plan Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.44†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.45†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.46†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.47†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.48†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.49†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Cynthia A. Hallenbeck (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.50†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.51†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard C. Warner (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.52†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.53†

Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.54†

Indemnification Agreement, dated February 28, 2017, by and among Walker & Dunlop, Inc. and Michael J. Warren (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.55†

Indemnification Agreement, dated March 6, 2019, by and between Walked & Dunlop, Inc. and Ellen D. Levy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.56†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.57†	Walker & Dunlop, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.58†	Form of Trust Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.59

Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 11, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.60

First Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 15, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017)

10.61

Second Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 10, 2018, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)

10.62

Third Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 20, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019)

10.63

Fourth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 6, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2019)

10.64

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.65

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.66

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.67

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.68

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.69

Amended and Restated Credit Agreement, dated as of November 7, 2018, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018)

10.70

Amendment No. 1, dated of December 17, 2019, to Credit Agreement, dated as of November 7, 2018, among Walker & Dunlop, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019)

10.71

Amended and Restated Guarantee and Collateral Agreement, dated as of November 7, 2018, among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2018)

21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2019
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Inline XBRL Instance Document
101.2*	Inline XBRL Taxonomy Extension Schema Document
101.3*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.4*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.5*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.6*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained an Exhibit 101)

†:Denotes a management contract or compensation plan, contract or arrangement.

*:Filed herewith.

**: Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer
Date:	February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 26, 2020
William M. Walker	Officer (Principal Executive Officer)

/s/ Alan J. Bowers	Director	February 26, 2020
Alan J. Bowers

/s/ Ellen D. Levy	Director	February 26, 2020
Ellen D. Levy

/s/ Michael D. Malone	Director	February 26, 2020
Michael D. Malone

/s/ John Rice	Director	February 26, 2020
John Rice

/s/ Dana L. Schmaltz	Director	February 26, 2020
Dana L. Schmaltz

/s/ Howard W. Smith, III	President and Director	February 26, 2020
Howard W. Smith, III

/s/ Michael J. Warren	Director	February 26, 2020
Michael J. Warren

/s/ Stephen P. Theobald	Executive Vice President and Chief Financial	February 26, 2020
Stephen P. Theobald	Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or is required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As discussed in Notes 2 and 3 to the consolidated financial statements, the capitalized mortgage servicing rights amounted to $206.9 million for the year ended December 31, 2019.  For loans originated and sold by the Company, the capitalized mortgage servicing rights (“OMSRs”) are initially recorded at fair value.  The initial valuation of the OMSRs is reflected as an addition to the mortgage servicing rights reported on the Consolidated Balance Sheets.  The fair value of the OMSRs at the loan sale date is based on estimates of expected net cash flows associated with the servicing rights, and includes assumptions for the estimated life of the loan, escrow earnings rate and servicing cost. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the OMSRs over the estimated life of the underlying loan. The estimated life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and estimates of default. The estimated earnings rate on escrow accounts associated with servicing the loan for the estimated life of the OMSRs is added to the estimated future cash flows.  The estimated future cost to service the loan for the estimated life of the OMSRs is subtracted from the estimated future cash flows.

We identified the assessment of initial valuation of the OMSRs as a critical audit matter because it involved significant measurement and valuation uncertainty requiring complex auditor judgment. It also involved specific knowledge and experience because of the level of judgment and limited publicly available transactional and market participant data. Our assessment encompassed the evaluation of the key assumptions requiring judgment used in estimating the net cash flows and determining the initial fair value of the OMSRs, including the discount rate, estimated life of the loan, escrow earnings rate, and servicing cost.

The following are the primary procedures we performed to address this critical audit matter. We tested the effectiveness of certain internal controls over the (1) development, approval and governance for the determination and application of the discount rate, estimated life of loan, escrow earnings rate, and servicing cost assumptions, and (2) preparation and measurement of the OMSRs estimate for each loan. We involved internal valuation professionals with specialized skill and knowledge, who assisted in the evaluation of the discount rate, estimated life of loan, escrow earnings rate, and servicing cost assumptions used for initial OMSRs valuation, by comparing it against ranges that were independently developed using available market data for comparable entities and loans, and an industry market survey. We performed sensitivity analyses over the discount rate, estimated life of loan, escrow earnings rate, and servicing cost assumptions to assess their impact on the Company’s determination of the initial fair value of the OMSRs.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

McLean, Virginia
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Walker & Dunlop, Inc. and subsidiaries’, (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia

February 26, 2020

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
Assets	2019	2018
Cash and cash equivalents	$120,685	$90,058
Restricted cash	8,677	20,821
Pledged securities, at fair value	121,767	116,331
Loans held for sale, at fair value	787,035	1,074,348
Loans held for investment, net	543,542	497,291
Mortgage servicing rights	718,799	670,146
Goodwill and other intangible assets	182,959	177,093
Derivative assets	15,568	35,536
Receivables, net	52,146	50,419
Other assets	124,021	50,014
Total assets	$2,675,199	$2,782,057

Liabilities
Warehouse notes payable	$906,128	$1,161,382
Note payable	293,964	296,010
Guaranty obligation, net of accumulated amortization	54,695	46,870
Allowance for risk-sharing obligations	11,471	4,622
Deferred tax liabilities, net	146,811	125,542
Derivative liabilities	36	32,697
Performance deposits from borrowers	7,996	20,335
Other liabilities	211,813	187,407
Total liabilities	$1,632,914	$1,874,865

Equity
Preferred shares, 50,000 authorized; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 30,035 shares at December 31, 2019 and 29,497 shares at December 31, 2018.	300	295
Additional paid-in capital ("APIC")	237,877	235,152
Accumulated other comprehensive income (loss) ("AOCI")	737	(75)
Retained earnings	796,775	666,752
Total stockholders’ equity	$1,035,689	$902,124
Noncontrolling interests	6,596	5,068
Total equity	$1,042,285	$907,192
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$2,675,199	$2,782,057

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	2019	2018	2017
Revenues
Loan origination and debt brokerage fees, net	$258,471	$234,681	$245,484
Fair value of expected net cash flows from servicing, net	180,766	172,401	193,886
Servicing fees	214,550	200,230	176,352
Net warehouse interest income, loans held for sale	1,917	5,993	15,077
Net warehouse interest income, loans held for investment	23,782	8,038	9,390
Escrow earnings and other interest income	56,835	42,985	20,396
Other revenues	80,898	60,918	51,272
Total revenues	$817,219	$725,246	$711,857

Expenses
Personnel	$346,168	$297,303	$289,277
Amortization and depreciation	152,472	142,134	131,246
Provision (benefit) for credit losses	7,273	808	(243)
Interest expense on corporate debt	14,359	10,130	9,745
Other operating expenses	66,596	62,021	48,171
Total expenses	$586,868	$512,396	$478,196
Income from operations	$230,351	$212,850	$233,661
Income tax expense	57,121	51,908	21,827
Net income before noncontrolling interests	$173,230	$160,942	$211,834
Less: net income (loss) from noncontrolling interests	(143)	(497)	707
Walker & Dunlop net income	$173,373	$161,439	$211,127
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	812	(168)	(14)
Walker & Dunlop comprehensive income	$174,185	$161,271	$211,113

Basic earnings per share (NOTE 11)	$5.61	$5.15	$6.72
Diluted earnings per share (NOTE 11)	$5.45	$4.96	$6.47

Basic weighted average shares outstanding	29,913	30,202	30,176
Diluted weighted average shares outstanding	30,815	31,384	31,386

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2016	29,551	$296	$228,782	$107	$381,031	$4,858	$615,074
Walker & Dunlop net income	—	—	—	—	211,127	—	211,127
Net income from noncontrolling interests	—	—	—	—	—	707	707
Other comprehensive income (loss), net of tax	—	—	—	(14)	—	—	(14)
Stock-based compensation - equity classified	—	—	19,973	—	—	—	19,973
Issuance of common stock in connection with equity compensation plans	1,272	12	3,001	—	—	—	3,013
Repurchase and retirement of common stock (NOTE 11)	(807)	(8)	(22,676)	—	(12,215)	—	(34,899)
Balance at December 31, 2017	30,016	$300	$229,080	$93	$579,943	$5,565	$814,981
Walker & Dunlop net income	—	—	—	—	161,439	—	161,439
Net income (loss) from noncontrolling interests	—	—	—	—	—	(497)	(497)
Other comprehensive income (loss), net of tax	—	—	—	(168)	—	—	(168)
Stock-based compensation - equity classified	—	—	22,765	—	—	—	22,765
Issuance of common stock in connection with equity compensation plans	958	10	8,939	—	—	—	8,949
Repurchase and retirement of common stock (NOTE 11)	(1,477)	(15)	(25,632)	—	(43,185)	—	(68,832)
Cash dividends paid ($1.00 per common share)	—	—	—	—	(31,445)	—	(31,445)
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192
Cumulative-effect adjustment for adoption of ASU 2016-02, net of tax	—	—	—	—	(1,002)	—	(1,002)
Walker & Dunlop net income	—	—	—	—	173,373	—	173,373
Net income (loss) from noncontrolling interests	—	—	—	—	—	(143)	(143)
Contributions from noncontrolling interests	—	—	—	—	—	1,671	1,671
Other comprehensive income (loss), net of tax	—	—	—	812	—	—	812
Stock-based compensation - equity classified	—	—	22,819	—	—	—	22,819
Issuance of common stock in connection with equity compensation plans	1,118	11	5,500	—	—	—	5,511
Repurchase and retirement of common stock (NOTE 11)	(580)	(6)	(25,594)	—	(5,076)	—	(30,676)
Cash dividends paid ($1.20 per common share)	—	—	—	—	(37,272)	—	(37,272)
Balance at December 31, 2019	30,035	$300	$237,877	$737	$796,775	$6,596	$1,042,285

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income before noncontrolling interests	$173,230	$160,942	$211,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(180,766)	(172,401)	(193,886)
Change in the fair value of premiums and origination fees (NOTE 2)	6,041	(5,037)	5,781
Amortization and depreciation	152,472	142,134	131,246
Stock compensation-equity and liability classified	24,075	23,959	21,134
Provision (benefit) for credit losses	7,273	808	(243)
Deferred tax expense (benefit)	22,012	17,483	(30,961)
Originations of loans held for sale	(15,746,949)	(15,153,003)	(17,018,424)
Sales of loans to third parties	16,007,910	15,050,932	17,937,915
Amortization of deferred loan fees and costs	(6,587)	(1,742)	(2,298)
Amortization of debt issuance costs and debt discount	5,451	7,509	4,886
Origination fees received from loans held for investment	2,553	3,968	1,109
Cash paid for cloud computing implementation costs	(6,194)	—	—
Changes in:
Receivables, net	(2,298)	(4,532)	(12,234)
Other assets	(20,924)	(6,861)	(7,064)
Other liabilities	2,601	(13,957)	22,866
Performance deposits from borrowers	(12,339)	13,874	(4,019)
Net cash provided by (used in) operating activities	$427,561	$64,076	$1,067,642

Cash flows from investing activities
Capital expenditures	$(4,711)	$(4,722)	$(5,207)
Purchases of equity-method investments	(923)	—	—
Proceeds from the sale of equity-method investments	—	4,993	—
Purchases of pledged available-for-sale ("AFS") securities	(30,611)	(98,442)	(6,966)
Proceeds from prepayment of pledged debt AFS securities	22,756	—	—
Funding of preferred equity investments	—	(41,100)	(16,884)
Proceeds from the payoff of preferred equity investments	—	82,819	—
Distributions from (investments in) joint ventures, net	(15,944)	(4,137)	(6,342)
Acquisitions, net of cash received	(7,180)	(53,249)	(15,000)
Purchase of mortgage servicing rights	—	(1,814)	(7,781)
Originations of loans held for investment	(362,924)	(597,889)	(183,916)
Principal collected on loans held for investment upon payoff	319,832	161,303	219,516
Sales of loans held for investment	—	—	119,750
Net cash provided by (used in) investing activities	$(79,705)	$(552,238)	$97,170

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(367,864)	$139,298	$(955,040)
Borrowings of interim warehouse notes payable	179,765	145,043	140,341
Repayments of interim warehouse notes payable	(67,871)	(61,050)	(237,912)
Repayments of note payable	(2,250)	(166,223)	(1,104)
Borrowings of note payable	—	298,500	—
Secured borrowings	—	70,052	—
Proceeds from issuance of common stock	5,511	8,949	3,013
Repurchase of common stock	(30,676)	(68,832)	(34,899)
Cash dividends paid	(37,272)	(31,445)	—
Payment of contingent consideration	(6,450)	(5,150)	—
Debt issuance costs	(4,531)	(7,312)	(3,890)
Net cash provided by (used in) financing activities	$(331,638)	$321,830	$(1,089,491)

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$16,218	$(166,332)	$75,321
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	120,348	286,680	211,359
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$136,566	$120,348	$286,680

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$63,564	$56,430	$56,267
Cash paid for income taxes	39,908	45,728	45,524

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

The Company brokers the sale of multifamily properties through its majority-owned subsidiary, Walker & Dunlop Investment Sales (“WDIS”). In some cases, the Company also provides the debt financing for the property sale. During the second quarter of 2019, the Company formed a joint venture with an international technology services company to offer automated multifamily appraisal services (“Appraisal JV”). The Company owns a 50% interest in the Appraisal JV and accounts for the interest as an equity-method investment. The operations of the Appraisal JV for the year ended December 31, 2019 and the Company’s investment in the Appraisal JV as of December 31, 2019 were immaterial.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity. If the Company does not have a majority voting interest but has significant influence, it uses the equity method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but owns a majority of the voting interests or has control over an entity, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests in the balance sheet and the portion of net income not attributable to Walker & Dunlop, Inc. as Net income from noncontrolling interests in the income statement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2019. There have been no material events that would require recognition in the consolidated financial statements. The Company has made certain disclosures in the notes to the consolidated financial statements of events that have occurred subsequent to December 31, 2019. No other material subsequent events have occurred that would require disclosure.

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

Transfers of Financial Assets— Transfers of financial assets are reported as sales when (a) the transferor surrenders control over those assets, (b) the transferred financial assets have been legally isolated from the Company’s creditors, (c) the transferred assets can be pledged or exchanged by the transferee, and (d) consideration other than beneficial interests in the transferred assets is received in exchange. The transferor is considered to have surrendered control over transferred assets if, and only if, certain conditions are met. The Company determined that all loans sold during the periods presented met these specific conditions and accounted for all transfers of loans held for sale as completed sales.

Derivative Assets and Liabilities—Certain loan commitments and forward sales commitments meet the definition of a derivative asset and are recorded at fair value in the Consolidated Balance Sheets upon the executions of the commitment to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue in the Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees (included in Derivative assets in the Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Consolidated Income Statements), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the risk-sharing obligation (included in Derivative assets in the Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Consolidated Income Statements), and (iii) the effects of interest rate movements between the trade date and balance sheet date. The estimated fair value of forward sale commitments includes the effects of interest rate movements between the trade date and balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Consolidated Statements of Income. The co-broker fees for the years ended December 31, 2019, 2018, and 2017 were $20.6 million, $22.8 million and $19.3 million, respectively. The fair value of expected guaranty obligation recognized at commitment for the years ended December 31, 2019, 2018, and 2017 were $16.3 million, $16.0 million and $13.8 million, respectively.

In 2019, the Company presents two components of its revenue as Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net. Previously, the Company presented these two lines as one line item called Gains from mortgage banking activities and disclosed the breakout of Gains from mortgage banking activities in a footnote to the consolidated financial statements. The footnote disclosure is no longer considered necessary as the breakout is provided on the face of the Consolidated Statements of Income. All prior periods have been adjusted to conform to the current-year presentation.

Mortgage Servicing Rights—When a loan is sold, the Company retains the right to service the loan and initially recognizes an individual originated mortgage servicing right (“OMSR”) for the loan sold at fair value. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with servicing the loans, net of the expected net cash flows associated with any guaranty obligations. The following describes the principal assumptions used in estimating the fair value of capitalized OMSRs:

Discount rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were 10% to 15% for each of the periods presented and varied based on loan type.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Estimated Life—The estimated life of the OMSRs is derived based upon the stated term of the prepayment protection provisions of the underlying loan and may be reduced by 6 to 12 months based upon the expiration or reduction of the prepayment and/or lockout provisions prior to that stated maturity date. The Company’s model for OMSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. The Company’s historical experience is that the prepayment provisions typically do not provide a significant deterrent to a borrower’s paying off the loan within 6 to 12 months of the expiration of the prepayment provisions.

Escrow Earnings—The estimated earnings rate on escrow accounts associated with the servicing of the loans for the life of the OMSR is added to the estimated future cash flows.

Servicing Cost—The estimated future cost to service the loan for the estimated life of the OMSR is subtracted from the estimated future cash flows.

The assumptions used to estimate the fair value of OMSRs at loan sale are based on internal models and are compared to assumptions used by other market participants periodically. When such comparisons indicate that these assumptions have changed significantly, the Company adjusts its assumptions accordingly.

Subsequent to the initial measurement date, OMSRs are amortized using the interest method over the period that servicing income is expected to be received and presented as a component of Amortization and depreciation in the Consolidated Statements of Income. The individual loan-level OMSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. The Company evaluates all MSRs for impairment quarterly. The Company tests for impairment on purchased stand-alone servicing portfolios (“PMSRs”) separately from the Company’s OMSRs. OMSRs and PMSRs are tested for impairment at the portfolio level. The Company engages a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

The fair value of PMSRs is equal to the purchase price paid. For PMSRs, the Company records a portfolio-level MSR asset and determines the estimated life of the portfolio based on the prepayment characteristics of the portfolio. The Company subsequently amortizes such PMSRs and tests for impairment quarterly as discussed in more detail above.

For PMSRs, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual loans do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, the Company prospectively adjusts the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. The Company has not made any adjustments to the estimated life of any PMSRs.

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

Historically, the fair value of underlying multifamily collateral for the contingent guaranty at inception has been de minimis; therefore, the fair value of the noncontingent guaranty has been recognized. In determining the fair value of the guaranty obligation, the Company considers the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan discounted using a rate consistent with what is used for the calculation of the OMSR for each loan. The estimated life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty. Subsequent to the initial

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

measurement date, the liability is amortized over the life of the guaranty period using the straight-line method as a component of and reduction to Amortization and depreciation in the Consolidated Statements of Income, unless, as discussed more fully below, the loan defaults, or management determines that the loan’s risk profile is such that amortization should cease.

The Company monitors the performance of each risk-sharing loan for events or conditions which may signal a potential default. The Company’s process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. Historically, initial loss recognition occurs at or before a loan becomes 60 days delinquent. In instances where payment under the guaranty on a specific loan is determined to be probable and estimable (as the loan is probable of foreclosure or in foreclosure), the Company records a liability for the estimated allowance for risk-sharing (a “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Consolidated Statements of Income, along with a write-off of the associated loan-specific OMSR.

The amount of the allowance considers the Company’s assessment of the likelihood of repayment by the borrower or key principal(s), the risk characteristics of the loan, the loan’s risk rating, historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The estimate of property fair value at initial recognition of the allowance for risk-sharing obligations is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan. The Company regularly monitors the specific reserves on all applicable loans and updates loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. The maximum amount of the loss the Company absorbs at the time of default is generally 20% of the origination unpaid principal balance of the loan.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that is scheduled to mature in the third quarter of 2021. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $78.3 million is presented as a component of Loans held for investment, net in the Consolidated Balance Sheets as of December 31, 2019, and the secured borrowing of $70.5 million is included within Other liabilities in the Consolidated Balance Sheets as of December 31, 2019. The Company does not have credit risk related to the $70.5 million of loans that were transferred.

As of December 31, 2019, Loans held for investment, net consisted of 22 loans with an aggregate $546.6 million of unpaid principal balance less $2.0 million of net unamortized deferred fees and costs and $1.1 million of allowance for loan losses. As of December 31, 2018, Loans held for investment, net consisted of 14 loans with an aggregate $503.5 million of unpaid principal balance less $6.0 million of net unamortized deferred fees and costs and $0.2 million of allowance for loan losses. Included within the Loans held for investment, net balance as of December 31, 2019 and December 31, 2018 is a participation in a subordinated note with a large institutional investor in multifamily loans that was fully funded with corporate cash. The unpaid principal balance of the participation was $7.8 million as of December 31, 2019 and $150.0 million as of December 31, 2018.

The allowance for loan losses is the Company’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The collective allowance is based on recent historical loss probability and historical loss rates incurred in our risk-sharing portfolio, because the nature of the underlying collateral is the same adjusted as needed for current market conditions. The Company uses the loss experience from its risk-sharing portfolio as a proxy for losses incurred in its loans held for investment portfolio since (i) the Company has not experienced any charge offs related to its loans held for investment to date and (ii) the loans in the loans-held-for-investment portfolio have similar characteristics to loans held in the risk-sharing portfolio.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent, impaired, and on non-accrual status as of December 31, 2019. The Company expects to complete a restructuring of the loan later in 2020. In connection with the restructuring, the Company expects to lose an immaterial amount of default interest under the terms of the loan. None of the loans held for investment was delinquent, impaired, or on non-accrual status as of December 31, 2018. Prior to 2019, the Company had not experienced any delinquencies related to loans held for investment. The Company has never charged off any loan held for investment. The allowance for loan losses recorded as of December 31, 2019 consisted primarily of the specific reserve on the impaired loan, while the allowance for loan losses as of December 31, 2018 was based on the Company’s collective assessment of the portfolio.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Consolidated Statements of Income. Provision (benefit) for credit losses consisted of the following activity for the years ended December 31, 2019, 2018, and 2017:

Components of Provision (benefit) for Credit Losses (in thousands)	2019	2018	2017
Provision (benefit) for loan losses	$875	$128	$(294)
Provision (benefit) for risk-sharing obligations	6,398	680	51
Provision (benefit) for credit losses	$7,273	$808	$(243)

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the adjustment is identified. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s Consolidated Statements of Income.

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. The Company performs its impairment testing annually as of October 1. The annual impairment analysis begins by comparing the Company’s market capitalization to its net assets. If the market capitalization exceeds the net asset value, further analysis is not required, and goodwill is not considered impaired. As of the date of our latest annual impairment test, October 1, 2019, the Company’s market capitalization exceeded its net asset value by $703.1 million, or 71.0%. As of December 31, 2019, there have been no events subsequent to that analysis that are indicative of an impairment loss.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company elects to measure all originated loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status at December 31, 2019 and 2018.

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

Stock option awards were granted to executive officers, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and were granted with a ten-year exercise period, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company used the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option life, the estimated dividend yield, a “risk-free” interest rate, and the expected volatility. For the 2017 option awards, the Company used the simplified method to estimate the expected term of the options as the Company did not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term. The Company used an estimated dividend yield of zero as the Company’s stock options were not dividend eligible and at the time of grant there was no expectation that the Company would pay a dividend. For the “risk-free” rate, the Company used a U.S. Treasury Note due in a number of years equal to the option’s expected term. For the 2017 option awards, the expected volatility was calculated based on the Company’s historical common stock volatility. The Company issues new shares from the pool of authorized but not yet issued shares when an employee exercises stock options. The Company did not grant any stock option awards in 2018 or 2019 and does not expect to issue stock options for the foreseeable future.

Generally, the Company’s stock option and restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment. Restricted stock awards for non-employee directors fully vest after one year. Some of the Company’s restricted stock awards vest over a period of up to eight years.

With the exception of 2015, the Company offered a performance share plan (“PSP”) for the Company’s executives and certain other members of senior management for each of the years from 2014 to 2019. The performance period for each PSP is three full calendar years beginning on January 1 of the grant year. Participants in the PSP receive restricted stock units (“RSUs”) on the grant date for the PSP in an amount equal to achievement of all performance targets at a maximum level. If the performance targets are met at the end of the performance period and the participant remains employed by the Company, the participant fully vests in the RSUs, which immediately convert to unrestricted shares of common stock. If the performance targets are not met at the maximum level, the participant forfeits a portion of the RSUs.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

If the participant is no longer employed by the Company, the participant forfeits all of the RSUs. The performance targets for the 2017, 2018, and 2019 PSPs are based on meeting diluted earnings per share, return on equity, and total revenues goals. The Company records compensation expense for the PSP based on the grant-date fair value in an amount proportionate to the service time rendered by the participant when it is probable that the achievement of the goals will be met.

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

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. For the periods presented in the Consolidated Balance Sheets, all loans that were held for sale were financed with matched borrowings under our warehouse facilities incurred to fund a specific loan held for sale. Generally, a portion of loans that are held for investment is financed with matched borrowings under our warehouse facilities. The portion of loans held for investment not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three years ended December 31, 2019 and 2018, and 2017 are the following components:

Components of Net Warehouse Interest Income (in thousands)	2019	2018	2017
Warehouse interest income - loans held for sale	$48,211	$55,609	$61,298
Warehouse interest expense - loans held for sale	(46,294)	(49,616)	(46,221)
Net warehouse interest income - loans held for sale	$1,917	$5,993	$15,077

Warehouse interest income - loans held for investment	$32,059	$11,197	$15,218
Warehouse interest expense - loans held for investment	(8,277)	(3,159)	(5,828)
Warehouse interest income - secured borrowings	3,549	1,852	—
Warehouse interest expense - secured borrowings	(3,549)	(1,852)	—
Net warehouse interest income - loans held for investment	$23,782	$8,038	$9,390

Statement of Cash Flows—The Company records the fair value of premiums and origination fees as a component of the fair value of derivative assets on the loan commitment date and records the related income within Loan origination and debt brokerage fees, net within the Consolidated Statements of Income. The cash for the origination fee is received upon closing of the loan, and the cash for the premium is received upon loan sale, resulting in a mismatch of the recognition of income and the receipt of cash in a given period when the derivative or loan held for sale remains outstanding at period end.

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

For presentation in the Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows to the related captions in the Consolidated Balance Sheets as of December 31, 2019, 2018, 2017, and 2016.

	December 31,
(in thousands)	2019	2018	2017	2016
Cash and cash equivalents	$120,685	$90,058	$191,218	$118,756
Restricted cash	8,677	20,821	6,677	9,861
Pledged cash and cash equivalents (NOTE 9)	7,204	9,469	88,785	82,742
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$136,566	$120,348	$286,680	$211,359

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

The Company had no accruals for uncertain tax positions as of December 31, 2019 and 2018.

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 4 and 9), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. Substantially all of the balance of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2019 and 2018 was pledged against Fannie Mae risk-sharing obligations. The balance not pledged against Fannie Mae risk-sharing obligations consists of an immaterial amount of cash pledged as collateral against an immaterial amount of risk-sharing obligations with Freddie Mac. The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all accounted for as available-for-sale (“AFS”) securities. When the fair value of AFS Agency MBS are materially lower than the carrying value, the Company performs an analysis to determine whether an other-than-temporary impairment (“OTTI”) exists. The Company has never recorded an OTTI related to AFS Agency MBS.

Contracts with Customers—Substantially all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is not significant and derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

time. The Company had no contract assets or liabilities as of December 31, 2019 and 2018. The following table presents information about the Company’s contracts with customers for the years ended December 31, 2019, 2018, and 2017:

Description (in thousands)	2019	2018	2017	Statement of income line item
Certain loan origination fees	$75,599	$59,877	$53,116	Loan origination and debt brokerage fees, net
Property sales broker fees, investment management fees, assumption fees, application fees, and other	51,885	35,837	29,271	Other revenues
Total revenues derived from contracts with customers	$127,484	$95,714	$82,387

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2019 and 2018.

Restricted Cash—Restricted cash represents primarily good faith deposits from borrowers. The Company records a corresponding liability for these good faith deposits from borrowers within Performance deposits from borrowers within the Consolidated Balance Sheets.

Receivables, Net—Receivables, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, general accounts receivable, and advances of principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments, to the extent such amounts are determined to be reimbursable and recoverable.

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

Leases—In the normal course of business, the Company enters into lease arrangements for all of its office space. All such lease arrangements are accounted for as operating leases. The Company initially recognizes a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, accrued rent, lease incentives received, and the lessee’s initial direct costs. Lease expense is generally recognized on a straight-line basis over the term of the lease.

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

Recently Adopted and Recently Announced Accounting Pronouncements— In the first quarter of 2016, Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (Topic 842) was issued. ASU 2016-02 represents a significant reform to the accounting for leases. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term.

The Company adopted the standard as required on January 1, 2019 and elected the available practical expedients that were applicable to the Company and the prospective adoption approach. There was no change to the classification of the Company’s leases, which are all currently classified as operating leases. NOTE 14 contains additional detail about the impact ASU 2016-02 had on the Company’s financial position as of December 31, 2019 and results of operations for the year ended December 31, 2019.

The Company elected the practical expedients that allowed the Company to not reassess (i) whether any existing agreement are or contain leases, (ii) lease classification of any existing agreements, and (iii) initial direct costs. The Company also elected the hindsight practical expedient to determine the lease term for all of its leases. In conjunction with the election of the hindsight practical expedient, the Company recorded a $1.0 million cumulative-effect adjustment, net of tax to reduce retained earnings as of January 1, 2019.

In the third quarter of 2018, Accounting Standards Update 2018-15 (“ASU 2018-15”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract was issued. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets. Capitalized implementation costs are amortized over the term of the hosting arrangement once the hosting arrangement is placed in service, and the amortization expense related to the capitalized implementation costs is recorded in the same line in the financial statements as the cloud service cost. The Company early-adopted ASU 2018-15 on January 1, 2019, using the prospective approach. During 2019, the Company capitalized $6.2 million of implementation costs. Amortization of these costs has not begun as the Company has not placed the hosting arrangements into service.

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

The Company is adopting the standard as required on January 1, 2020. The Company expects to recognize an increase of between $30 and $35 million in the allowance for risk-sharing obligations with a cumulative-effect adjustment, net of tax recorded to opening retained earnings of between $25 and $30 million. The Company is in the final stages of refining its calculations, establishing certain aspects of the accounting policy for the Standard, and implementing internal controls over financial reporting. The adjustment to the allowance for loan losses for the Company’s portfolio of 22 loans held for investment is expected to be de minimis. There will be no impact to AFS securities because the portfolio consists

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of agency-backed securities that inherently have an immaterial risk of loss. The Company has analyzed the disclosures that will be required for the new standard and will implement those disclosures during the first quarter of 2020.

There were no other accounting pronouncements issued during 2020 or 2019 that have the potential to impact the Company’s consolidated financial statements.

Reclassifications—The Company has made other immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of MSRs at December 31, 2019 and December 31, 2018 was $910.5 million and $858.7 million, respectively. The Company uses a discounted static cash flow valuation approach and the key economic assumption is the discount rate. See the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at December 31, 2019 would be a decrease in the fair value of $28.5 million to the MSRs outstanding as of December 31, 2019.

The impact of a 200-basis point increase in the discount rate at December 31, 2019 would be a decrease in the fair value of $55.0 million to the MSRs outstanding as of December 31, 2019.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the years ended December 31, 2019 and 2018 follows:

	For the year ended December 31,
Roll Forward of MSRs (in thousands)	2019	2018
Beginning balance	$670,146	$634,756
Additions, following the sale of loan	206,885	176,565
Purchases[1]	—	5,265
Amortization	(137,792)	(131,739)
Pre-payments and write-offs	(20,440)	(14,701)
Ending balance	$718,799	$670,146

1 For the year ended December 31, 2018, the purchases line also contains $3.5 million of MSRs acquired as compensation for originating a large loan held for investment.

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of December 31, 2019 and 2018:

Components of MSRs (in thousands)	December 31, 2019	December 31, 2018
Gross Value	$1,201,542	$1,100,439
Accumulated amortization	(482,743)	(430,293)
Net carrying value	$718,799	$670,146

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The expected amortization of MSRs recorded as of December 31, 2019 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Year Ending December 31,
2020	$131,447
2021	118,500
2022	103,567
2023	91,498
2024	78,362
Thereafter	195,425
Total	$718,799

The Company recorded write-offs of OMSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of the MSR roll forward shown above and as a component of Amortization and depreciation in the accompanying Consolidated Statements of Income and relate to OMSRs only. Prepayment fees totaling $26.8 million, $18.9 million, and $17.3 million were collected for 2019, 2018, and 2017, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income. Escrow earnings totaling $51.4 million, $38.2 million, and $19.1 million were earned for the years ended December 31, 2019, 2018, and 2017, respectively, and are included as a component of Escrow earnings and other interest income in the Consolidated Statements of Income. All other ancillary servicing fees were immaterial for the periods presented.

Management reviews the capitalized MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2019, 2018, and 2017.

The weighted average remaining life of the aggregate MSR portfolio is 7.5 years.

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the years ended December 31, 2019 and 2018 is presented in the following table:

	For the year ended December 31,
Roll Forward of Guaranty Obligation (in thousands)	2019	2018
Beginning balance	$46,870	$41,187
Additions, following the sale of loan	17,939	13,851
Amortization	(9,663)	(8,009)
Other	(451)	(159)
Ending balance	$54,695	$46,870

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Activity related to the allowance for risk-sharing obligations for the years ended December 31, 2019 and 2018 follows:

	For the year ended December 31,
Roll Forward of Allowance for Risk-sharing Obligations (in thousands)	2019	2018
Beginning balance	$4,622	$3,783
Provision (benefit) for risk-sharing obligations	6,398	680
Write-offs	—	—
Other	451	159
Ending balance	$11,471	$4,622

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

During the year ended December 31, 2019, two loans defaulted, resulting in the recognition of a specific reserve of $6.9 million with a corresponding amount included as a component of provision expense. The properties related to these two at risk loans were in the same city. The Company does not have any additional at risk loans related to properties in this city. The Allowance for risk-sharing obligations as of December 31, 2019 is substantially comprised of the specific reserves related to these two loans. The Allowance for risk-sharing obligations as of December 31, 2018 was based primarily on the Company’s collective assessment of the probability of loss related to the loans on the watch list as of December 31, 2018.

As of December 31, 2019 and 2018, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $7.5 billion and $6.7 billion, respectively. This maximum quantifiable contingent liability relates to the at risk loans serviced for Fannie Mae at the specific point in time indicated. The term and the amount of the liability vary with the origination and payoff activity of the at risk portfolio. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the at risk loans it services for Fannie Mae were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. For example, over the past three years, the Company recognized no net write-offs of risk-sharing obligations, while the average unpaid principal balance of the at risk loans within the Company’s servicing portfolio over the past three years was $30.3 billion.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $93.2 billion as of December 31, 2019 compared to $85.7 billion as of December 31, 2018.

As of December 31, 2019 and 2018, custodial escrow accounts relating to loans serviced by the Company totaled $2.6 billion and $2.3 billion, respectively. These amounts are not included in the accompanying consolidated balance sheets as such amounts are not Company assets. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 6—DEBT

At December 31, 2019, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.3 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, at December 31, 2019, the Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The maximum amount and outstanding borrowings under the warehouse notes payable at December 31, 2019 and 2018 follow:

	December 31, 2019
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility[1]	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$350,000	$200,000	$550,000	$148,877	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	500,000	300,000	800,000	15,291	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	265,000	765,000	35,510	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	258,045	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	500,000	500,000	60,751	30-day LIBOR plus 1.15%
Agency Warehouse Facility #6	250,000	100,000	350,000	14,930	30-day LIBOR plus 1.15%
Total National Bank Agency Warehouse Facilities	$1,950,000	$1,365,000	$3,315,000	$533,404
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	131,984
Total Agency Warehouse Facilities	$1,950,000	$2,865,000	$4,815,000	$665,388

Interim Warehouse Facility #1	$135,000	$—	$135,000	$98,086	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	49,256	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	75,000	75,000	150,000	65,991	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	28,100	30-day LIBOR plus 1.75%
Total National Bank Interim Warehouse Facilities	$410,000	$75,000	$485,000	$241,433
Debt issuance costs	—	—	—	(693)
Total warehouse facilities	$2,360,000	$2,940,000	$5,300,000	$906,128

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2018
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility[1]	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$425,000	$200,000	$625,000	$57,572	30-day LIBOR plus 1.20%
Agency Warehouse Facility #2	500,000	300,000	800,000	62,830	30-day LIBOR plus 1.20%
Agency Warehouse Facility #3	500,000	265,000	765,000	451,549	30-day LIBOR plus 1.25%
Agency Warehouse Facility #4	350,000	—	350,000	225,538	30-day LIBOR plus 1.20%
Agency Warehouse Facility #5	30,000	—	30,000	12,484	30-day LIBOR plus 1.80%
Agency Warehouse Facility #6	250,000	100,000	350,000	66,579	30-day LIBOR plus 1.20%
Total National Bank Agency Warehouse Facilities	$2,055,000	$865,000	$2,920,000	$876,552
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	156,700
Total agency warehouse facilities	$2,055,000	$2,365,000	$4,420,000	$1,033,252

Interim Warehouse Facility #1	$85,000	$—	$85,000	$68,390	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	37,899	30-day LIBOR plus 2.00%
Interim Warehouse Facility #3	75,000	—	75,000	23,250	30-day LIBOR plus 1.90% to 2.50%
Total interim warehouse facilities	$260,000	$—	$260,000	$129,539
Debt issuance costs	—	—	—	(1,409)
Total warehouse facilities	$2,315,000	$2,365,000	$4,680,000	$1,161,382

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

30-day LIBOR was 1.76% as of December 31, 2019 and 2.50% as of December 31, 2018. Interest expense under the warehouse notes payable for the years ended December 31, 2019, 2018, and 2017 aggregated to $58.1 million, $54.6 million, and $52.0 million, respectively. Included in interest expense in 2019, 2018, and 2017 are the amortization of facility fees totaling $4.9 million, $5.0 million, and $4.6 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2019.

Warehouse Facilities

Agency Warehouse Facilities

The following section provides a summary of the key terms related to each of the Agency Warehouse Facilities. During the third quarter of 2019, an Agency warehouse line with a $30.0 million aggregate committed and uncommitted borrowing capacity expired according to its terms. The Company believes that the six remaining committed and uncommitted credit facilities from national banks and the uncommitted credit facility from Fannie Mae provide the Company with sufficient borrowing capacity to conduct its Agency lending operations.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

In addition, the agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

●	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date;
●	compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD;
●	liquid assets of the Company of not less than $15.0 million;
●	maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $20.0 billion or all Fannie Mae DUS mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution;
●	aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio; and
●	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.00.

The agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. During the third quarter of 2019, the Company executed the third amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points as of September 30, 2019. During the fourth quarter of 2019, the Company executed the fourth amendment to the warehouse and security agreement that extended the maturity date to October 26, 2020. Additionally, at the Company’s request, the committed amount was reduced to $350.0 million. No other material modifications were made to the agreement in 2019.

Agency Warehouse Facility #2:

The Company has a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 8, 2020. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2019, the Company executed the fourth amendment to the warehouse and security agreement that extended the maturity date to September 8, 2020. No other material modifications were made to the agreement in 2019.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

The Company has a $500.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2020. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2019, the Company executed the tenth amendment to the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

warehouse agreement that extended the maturity date to April 30, 2020 and decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 125 basis points. Additionally, the amendment provided for an uncommitted amount of $265.0 million until January 31, 2020. No other material modifications were made to the agreement during 2019.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

The Company has a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 4, 2020. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, FHA, and defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. During the second quarter of 2019, the Company executed sixth amendment to the warehouse agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points. During the fourth quarter of 2019, the Company executed Amended and Restated Mortgage Loan and Security Agreement (the “Amended and Restated Agreement”). The Amended and Restated Agreement has the same terms and conditions as the agreement it replaced except that it provides the Company with the ability to fund defaulted HUD and FHA loans up to $30.0 million and extends the maturity date to October 4, 2020.  No other material modifications were made to the agreement during 2019.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

During the third quarter of 2019, the Company executed a warehousing and security agreement with a national bank to establish Agency Warehouse Facility #5. The facility, which is structured as a master repurchase agreement, has an uncommitted $500.0 million maximum borrowing amount and is scheduled to mature on August 5, 2020. The Company can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. No other material modifications were made to the agreement during 2019.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #6:

The Company had a $250.0 million committed warehouse credit and security agreement with a national bank that was scheduled to mature on January 31, 2020. The warehouse facility provided the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bore interest at a rate of LIBOR plus 115 basis points. The agreement provided $100.0 million of uncommitted borrowing capacity that bore interest at the same rate as the committed facility. During the first quarter of 2019, the Company executed the second amendment to the warehouse and security agreement that extended the maturity date to January 31, 2020. During the fourth quarter of 2019, the Company executed the third amendment to the warehouse and security agreement that decreased the borrowing rate to 30-day LIBOR plus 115 basis points from 30-day LIBOR plus 120 basis points. No other material modifications were made to the agreement during 2019. The Agency Warehouse Facility expired on January 31, 2020 according to its terms. The Company believes that the five remaining committed and uncommitted credit facilities from national banks, the uncommitted credit facility from Fannie Mae, and the Company’s corporate cash provide the Company with sufficient borrowing capacity to conduct its Agency lending operations without this facility.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The negative and financial covenants of the warehouse agreement substantially conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Uncommitted Agency Warehouse Facility:

The Company has a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance. There is no expiration date for this facility. The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

The following section provides a summary of the key terms related to each of the Interim Warehouse Facilities.

Interim Warehouse Facility #1:

The Company has a $135.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2020. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the first quarter of 2019, the Company executed the ninth amendment to the credit and security agreement that increased the maximum borrowing capacity to $135.0 million. During the second quarter of 2019, the Company executed the tenth amendment to the credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications were made to the agreement during 2019.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

●	minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.00.

Interim Warehouse Facility #2:

The Company has a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2021. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at 30-day LIBOR plus 165 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the fourth quarter of 2019, the Company executed the fifth amendment to the warehouse and security agreement that decreased the borrowing rate to 30-day LIBOR plus 165 basis points from 30-day LIBOR plus 200 basis points and extended the maturity date to December 13, 2021. No other material modifications were made to the agreement during 2019.

The credit agreement requires the borrower and the Company to abide by the same financial covenants as Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Interim Warehouse Facility #2. Additionally, Interim Warehouse Facility #2 has the following additional financial covenants:

●	rolling four-quarter EBITDA, as defined, of not less than $35.0 million and
●	debt service coverage ratio, as defined, of not less than 2.75 to 1.00.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interim Warehouse Facility #3:

The Company has a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 18, 2020. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 1.90% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2019, the Company executed the fourth amendment to the credit and security agreement that extended the maturity date to May 18, 2020 and provides for an uncommitted amount of $75.0 million. No other material modifications were made to the agreement during 2019.

The Repurchase Agreement requires the borrower and the Company to abide by the following financial covenants:

●	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date;
●	liquid assets of the Company of not less than $15.0 million;
●	leverage ratio, as defined, of not more than 3.0 to 1.0; and
●	debt service coverage ratio, as defined, of not less than 2.75 to 1.00.

Interim Warehouse Facility #4:

During the first quarter of 2019, the Company executed a warehousing credit and security agreement to establish an additional interim warehouse facility. The warehouse facility has a committed $100.0 million maximum borrowing amount and is scheduled to mature on April 30, 2020. The Company can fund certain interim loans to a specific large institutional borrower, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 175 basis points. During the second quarter of 2019, the Company executed the first amendment to the warehousing credit and security agreement that extended the maturity date to April 30, 2020. No other material modifications were made to the agreement in 2019.

The facility agreement requires the Company’s compliance with substantially the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant:

●	leverage ratio, as defined, of not more than 2.25 to 1.00.

The warehouse agreements contain cross-default provisions, such that if a default occurs under any of the Company’s warehouse agreements, generally the lenders under the other warehouse agreements could also declare a default. As of December 31, 2019, the Company was in compliance with all of its warehouse line covenants.

Note Payable

On November 7, 2018, the Company entered into a senior secured credit agreement (the “Credit Agreement”) that amended and restated the Company’s prior credit agreement and provided for a $300.0 million term loan (the “Term Loan”). The Term Loan was issued at a 0.5% discount, has a stated maturity date of November 7, 2025, and bears interest at 30-day LIBOR plus 200 basis points. At any time, the Company may also elect to request one or more incremental term loan commitments not to exceed $150.0 million, provided that the total indebtedness would not cause the leverage ratio (as defined in the Credit Agreement) to exceed 2.00 to 1.00.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company is obligated to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments equal to $0.8 million on the last business day of each of March, June, September, and December commencing on March 31, 2019. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the term loan is required to be paid in full on November 7, 2025 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the term loan on such date (together with all accrued interest thereon). During the fourth quarter of 2019, the Company executed the first amendment to the Term Loan that decreased the borrowing rate to 30-day LIBOR plus 200 basis points from 30-day LIBOR plus 225 basis points. No other material modifications were made to the agreement in 2019.

The obligations of the Company under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc.; Walker & Dunlop, LLC; Walker & Dunlop Capital, LLC; and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Credit Agreement are met.

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

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, certain ERISA events and judgments. As of December 31, 2019, the Company was in compliance with all covenants related to the Credit Agreement.

The following table shows the components of the note payable as of December 31, 2019 and 2018:

(in thousands, unless otherwise specified)	December 31,
Component	2019	2018	Interest rate and repayments
Unpaid principal balance	$297,750	$300,000	Interest rate varies - see above for further details;
Unamortized debt discount	(1,245)	(1,466)	quarterly principal payments of $0.8 million
Unamortized debt issuance costs	(2,541)	(2,524)
Carrying balance	$293,964	$296,010

The scheduled maturities, as of December 31, 2019, for the aggregate of the warehouse notes payable and the note payable are shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale and loans held for investment. Amounts advanced under the warehouse notes payable for loans held for sale are

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts below related to the note payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the credit agreement (i.e., the contingent payments). The maturities below are in thousands.

Year Ending December 31,	Maturities
2020	$825,802
2021	13,032
2022	76,986
2023	3,000
2024	3,000
Thereafter	282,750
Total	$1,204,570

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2019 were or are expected to be repaid in 2020.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill as of and for the year ended December 31, 2019 and 2018 follows:

	For the year ended December 31,
Roll Forward of Goodwill (in thousands)	2019	2018
Beginning balance	$173,904	$123,767
Additions from acquisitions	6,520	50,137
Impairment	—	—
Ending balance	$180,424	$173,904

The additions from acquisitions during 2019 shown in the table above relate to an immaterial acquisition of a technology company, which was completed in the first quarter of 2019.

The Company has completed the accounting for all acquisitions completed in 2019. For all acquisitions completed in 2019, total revenues and income from operations since the acquisition and the pro-forma incremental revenues and earnings related to the acquired entities as if the acquisitions had occurred as of January 1, 2018 are immaterial.

During the first quarter of 2020, the Company acquired two debt brokerage companies for an aggregate consideration of $70.5 million. The Company has not completed the accounting for the acquisitions as of the issuance date of these financial statements. Therefore, disclosures relating to the goodwill recognized, if any, the amount of contingent consideration recognized, if any, and the fair value of the assets acquired and liabilities assumed could not be presented.

As of December 31, 2019 and December 31, 2018, the balance of intangible assets acquired from acquisitions totaled $2.5 million and $3.2 million, respectively. As of December 31, 2019, the weighted-average period over which the Company expects the intangible assets to be amortized is 4.7 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the Company’s contingent consideration, which is included in Other liabilities, as of and for the years ended December 31, 2019 and 2018 follows:

	For the year ended December 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2019	2018
Beginning balance	$11,630	$14,091
Accretion	572	927
Payments	(6,450)	(5,150)
Adjustment to discounted disposition value	—	1,762
Ending balance	$5,752	$11,630

The contingent consideration above relates to an acquisition completed in 2017. The last of the three earn-out periods related to this contingent consideration ended in the first quarter of 2020.

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

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is evidence of impairment. The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated revenue from escrow accounts, delinquency rates, late charges, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in cash and money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
December 31, 2019
Assets
Loans held for sale	$—	$787,035	$—	$787,035
Pledged securities	7,204	114,563	—	121,767
Derivative assets	—	—	15,568	15,568
Total	$7,204	$901,598	$15,568	$924,370

Liabilities
Derivative liabilities	$—	$—	$36	$36
Total	$—	$—	$36	$36

December 31, 2018
Assets
Loans held for sale	$—	$1,074,348	$—	$1,074,348
Pledged securities	9,469	106,862	—	116,331
Derivative assets	—	—	35,536	35,536
Total	$9,469	$1,181,210	$35,536	$1,226,215

Liabilities
Derivative liabilities	$—	$—	$32,697	$32,697
Total	$—	$—	$32,697	$32,697

There were no transfers between any of the levels within the fair value hierarchy during the year ended December 31, 2019.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the years ended December 31, 2019 and 2018:

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2019
Derivative assets and liabilities, net
Beginning balance December 31, 2018	$2,839
Settlements	(426,544)
Realized gains recorded in earnings (1)	423,705
Unrealized gains recorded in earnings (1)	15,532
Ending balance December 31, 2019	$15,532

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2018
Derivative assets and liabilities, net
Beginning balance December 31, 2017	$8,507
Settlements	(412,750)
Realized gains (losses) recorded in earnings (1)	404,243
Unrealized gains (losses) recorded in earnings (1)	2,839
Ending balance December 31, 2018	$2,839
(1)	Realized and unrealized gains from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2019:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$15,568	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$36	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2019 and December 31, 2018 are presented below:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$120,685	$120,685	$90,058	$90,058
Restricted cash	8,677	8,677	20,821	20,821
Pledged securities	121,767	121,767	116,331	116,331
Loans held for sale	787,035	787,035	1,074,348	1,074,348
Loans held for investment, net	543,542	546,033	497,291	503,549
Derivative assets	15,568	15,568	35,536	35,536
Total financial assets	$1,597,274	$1,599,765	$1,834,385	$1,840,643

Financial liabilities:
Derivative liabilities	$36	$36	$32,697	$32,697
Secured borrowings	70,548	70,548	70,052	70,052
Warehouse notes payable	906,128	906,821	1,161,382	1,162,791
Note payable	293,964	297,750	296,010	300,000
Total financial liabilities	$1,270,676	$1,275,155	$1,560,141	$1,565,540

The following methods and assumptions were used for recurring fair value measurements as of December 31, 2019:

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Loan origination and debt brokerage fees, net in the Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

●	the estimated gain of the expected loan sale to the investor (Level 2);
●	the expected net cash flows associated with servicing the loan, net of any guaranty obligations retained (Level 2);
●	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
●	the nonperformance risk of both the counterparty and the Company (Level 3; derivative instruments only).

The fair value of the Company's forward sales contracts to investors considers effects of interest rate movements between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The estimated gain considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon sale of the loan (Level 2). The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques applicable to OMSRs (Level 2).

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2019 and 2018.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
December 31, 2019
Rate lock commitments	$511,114	$12,199	$(1,975)	$10,224	$10,247	$(23)	$—
Forward sale contracts	1,285,656	—	5,308	5,308	5,321	(13)	—
Loans held for sale	774,542	15,826	(3,333)	12,493	—	—	12,493
Total		$28,025	$—	$28,025	$15,568	$(36)	$12,493

December 31, 2018
Rate lock commitments	$891,514	$20,285	$10,627	$30,912	$30,976	$(64)	$—
Forward sale contracts	1,927,017	—	(28,073)	(28,073)	4,560	(32,633)	—
Loans held for sale	1,035,503	21,399	17,446	38,845	—	—	38,845
Total		$41,684	$—	$41,684	$35,536	$(32,697)	$38,845

NOTE 9—FANNIE MAE COMMITMENTS AND PLEDGED SECURITIES

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48 month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and multifamily Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency MBS as of December 31, 2019. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2019 collateral requirements as outlined above. As of December 31, 2019, reserve requirements for the December 31, 2019 DUS loan portfolio will require the Company to fund $63.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of December 31, 2019. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At December 31, 2019, the net worth requirement was $194.6 million, and the Company's net worth was $710.6 million,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2019, the Company was required to maintain at least $38.3 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of December 31, 2019, the Company had operational liquidity of $227.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities—Pledged securities, at fair value consisted of the following balances as of December 31, 2019, 2018, 2017, and 2016:

	December 31,
(in thousands)	2019	2018	2017	2016
Pledged cash and cash equivalents:
Restricted cash	$2,150	$3,029	$2,201	$4,358
Money market funds	5,054	6,440	86,584	78,384
Total pledged cash and cash equivalents	$7,204	$9,469	$88,785	$82,742
Agency MBS	114,563	106,862	9,074	2,108
Total pledged securities, at fair value	$121,767	$116,331	$97,859	$84,850

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The following table provides additional information related to the AFS Agency MBS as of December 31, 2019 and 2018:

Fair Value and Amortized Cost of Agency MBS (in thousands)	December 31, 2019	December 31, 2018
Fair value	$114,563	$106,862
Amortized cost	113,580	106,963
Total gains for securities with net gains in AOCI	1,145	77
Total losses for securities with net losses in AOCI	(162)	(178)

As of December 31, 2019, the Company did not intend to sell any of the Agency MBS, nor did the Company believe that it was more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

The following table provides contractual maturity information related to the Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	December 31, 2019
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	2,812	2,815
After five years through ten years	92,040	92,153
After ten years	19,711	18,612
Total	$114,563	$113,580

NOTE 10—SHARE-BASED PAYMENT

As of December 31, 2019, there were 8.5 million shares of stock authorized for issuance to directors, officers, and employees under the 2015 Equity Incentive Plan (and predecessor plans). At December 31, 2019, 0.8 million shares remain available for grant under the 2015 Equity Incentive Plan.

Under the 2015 Equity Incentive Plan, the Company granted stock options to executive officers during 2017 and restricted shares to executive officers, employees, and non-employee directors during 2019, 2018, and 2017, all without cost to the grantee. During 2019, 2018, and 2017, the Company also granted 0.3 million, 0.3 million, and 0.3 million RSUs,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

respectively, to the executive officers and certain other employees in connection with PSPs (“performance awards”). The Company granted the RSUs at the maximum performance thresholds for each metric each year. As of December 31, 2019, the RSUs issued in connection with the 2019, 2018, and 2017 PSPs are unvested and outstanding.

The performance period for the 2016 PSP concluded on December 31, 2018. The three performance goals related to the 2016 PSP were met at varying levels. Accordingly, 0.5 million shares related to the 2016 PSP vested in the first quarter of 2019. As of December 31, 2019, the Company concluded that the three performance targets related to the 2017 PSP and 2019 PSP were probable of achievement at varying levels and one performance target related to the 2018 PSP was probable of achievement at the target level. As of December 31, 2018, the Company concluded that the three performance targets related to the 2016 PSP and 2017 PSP were probable of achievement at varying levels and one performance target related to the 2018 PSP was probable of achievement at the target level.

The following table summarizes stock compensation expense for the years ended December 31, 2019, 2018, and 2017:

Components of stock compensation expense (in thousands)	2019	2018	2017
Restricted shares	$17,818	$14,741	$12,336
Stock options	625	1,124	1,570
PSP "RSUs"	5,632	8,094	7,228
Total stock compensation expense	$24,075	$23,959	$21,134

Excess tax benefit recognized	$4,632	$6,848	$9,545

The amounts attributable to restricted shares in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares. The excess tax benefits recognized above reduced income tax expense.

The following table summarizes restricted share activity for the year ended December 31, 2019:

		Weighted-
		Average
		Grant-date
Restricted Shares Activity	Shares	Fair Value
Nonvested at January 1, 2019	1,171,018	$37.32
Granted	486,173	54.52
Vested	(563,736)	30.81
Forfeited	(8,079)	41.17
Nonvested at December 31, 2019	1,085,376	$48.39

The fair value of restricted share awards granted during 2019 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2018 and 2017 were $52.25 per share and $41.15 per share, respectively. The fair values of the restricted shares that vested during the years ended December 31, 2019, 2018, and 2017 were $30.5 million, $29.6 million, and $21.2 million, respectively.

As of December 31, 2019, the total unrecognized compensation cost for outstanding restricted shares was $28.7 million. As of December 31, 2019, the weighted-average period over which this unrecognized compensation cost will be recognized is 3.1 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity related to performance awards for the year ended December 31, 2019:

		Weighted-
		Average
		Grant-date
Restricted Share Units Activity	Share Units	Fair Value
Nonvested at January 1, 2019	1,098,612	$35.54
Granted	295,851	52.84
Vested	(488,787)	23.92
Forfeited	(15,627)	23.92
Nonvested at December 31, 2019	890,049	$47.87

The fair value of performance awards granted during 2019 was estimated using the closing price on the date of grant. The weighted average grant date fair values of performance awards granted in 2018 and 2017 were $49.72 per share and $41.79 per share, respectively. The fair value of the performance awards that vested during the year ended December 31, 2019 was $26.6 million. The fair value of the performance awards that vested during the year ended December 31, 2017 was $23.1 million. There were no performance awards that vested during the year ended December 31, 2018.

As of December 31, 2019, the total unrecognized compensation cost for outstanding performance awards was $6.5 million. As of December 31, 2019, the weighted-average period over which this unrecognized compensation cost will be recognized is 3.0 years. The unrecognized compensation cost is based on the achievement levels that are probable as of December 31, 2019.

The following table summarizes stock options activity for the year ended December 31, 2019:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
Stock Options Activity	Options	Price	(Years)	(in thousands)
Outstanding at January 1, 2019	1,048,264	$19.76
Granted	—	—
Exercised	(65,182)	20.29
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2019	983,082	$19.72	4.6	$44,199

Exercisable at December 31, 2019	945,506	$18.92	4.5	$43,265

The total intrinsic value of the stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $2.7 million, $13.5 million, and $0.4 million, respectively. We received no cash from the exercise of options for each of the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, the total unrecognized compensation cost for outstanding options was $0.1 million. As of December 31, 2019, the weighted-average period over which the unrecognized compensation cost will be recognized is 0.1 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company did not grant any stock option awards in 2019 or 2018. The fair value of stock option awards granted during 2017 was estimated on the grant date using the Black-Scholes option pricing model, based on the following inputs:

Inputs into Black-Scholes Option Pricing Model	2017
Estimated option life (years)	6.00
Risk free interest rate	2.04%
Expected volatility	35.34%
Expected dividend rate	0.00%
Strike price	$39.82
Weighted average grant date fair value per share of options granted	$14.98

NOTE 11—EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

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

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2019, 2018, and 2017 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the year ended December 31,
EPS Calculations (in thousands, except per share amounts)	2019	2018	2017
Calculation of basic EPS
Walker & Dunlop net income	$173,373	$161,439	$211,127
Less: dividends and undistributed earnings allocated to participating securities	5,649	5,790	8,443
Net income applicable to common stockholders	$167,724	$155,649	$202,684
Weighted-average basic shares outstanding	29,913	30,202	30,176
Basic EPS	$5.61	$5.15	$6.72

Calculation of diluted EPS
Net income applicable to common stockholders	$167,724	$155,649	$202,684
Add: reallocation of dividends and undistributed earnings based on assumed conversion	126	170	313
Net income allocated to common stockholders	$167,850	$155,819	$202,997
Weighted-average basic shares outstanding	29,913	30,202	30,176
Add: weighted-average diluted non-participating securities	902	1,182	1,210
Weighted-average diluted shares outstanding	30,815	31,384	31,386
Diluted EPS	$5.45	$4.96	$6.47

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs associated with the awards. An immaterial number of average outstanding options to purchase common stock and average restricted shares were excluded from the computation of diluted earnings per share under the treasury method for the years ended December 31, 2019, 2018, and 2017 because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2019, 2018, and 2017, the Company repurchased and retired 0.2 million, 0.2 million, and 0.2 million restricted shares at a weighted average market price of $54.02, $51.86, and $41.21, upon grantee vesting, respectively. For the year ended December 31, 2019, the Company repurchased and retired 0.2 million restricted share units at a weighted average market price of $54.49. For the year ended December 31, 2017, the Company repurchased and retired 0.3 million restricted share units at a weighted average market price of $39.82. The Company did not repurchase any restricted share units during the year ended December 31, 2018.

During 2017, the Company repurchased 0.3 million shares of its common stock under a share repurchase program at a weighted average price of $47.10 per share and immediately retired the shares, reducing stockholders’ equity by $16.0 million.

During 2018, the Company repurchased 1.2 million shares of its common stock under a share repurchase program at a weighted average price of $45.64 per share and immediately retired the shares, reducing stockholders’ equity by $57.0 million.

In February 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock over a 12-month period beginning on February 11, 2019. During 2019, the Company repurchased 0.1 million shares of its common stock under the share repurchase program at a weighted average price of $48.52 per share and immediately retired the shares, reducing stockholders’ equity by $6.6 million. The Company had $45.8 million of authorized share repurchase capacity remaining under the 2019 share repurchase program as of December 31, 2019.

In February 2020, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of the Company’s common stock over a 12-month period beginning on February 11, 2020.

In 2018, the Company’s Board of Directors declared, and the Company paid, aggregate cash dividends of $1.00 per share ($0.25 per share for each quarter). The dividends were paid to all holders of record of our restricted and unrestricted common stock.

In 2019, the Company’s Board of Directors declared, and the Company paid, aggregate cash dividends of $1.20 per share ($0.30 per share for each quarter). The dividends were paid to all holders of record of our restricted and unrestricted common stock. The dividends paid during the year ended December 31, 2019 are an insignificant portion of the Company’s net income for the year ended December 31, 2019 and retained earnings and cash and cash equivalents as of December 31, 2019.

On February 4, 2020, our Board of Directors declared a quarterly dividend of $0.36 per share. The dividend will be paid March 9, 2020 to all holders of record of our restricted and unrestricted common stock as of February 21, 2020.

During 2019, the Company made an advance to one of the noncontrolling interest holders in the amount of $1.7 million to allow the noncontrolling interest holder to make a required contribution to WDIS. As this was a non-cash transaction, the amounts are not presented in the Consolidated Statements of Cash Flows.

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

NOTE 12—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of income tax expense for the years ended December 31, 2019, 2018, and 2017:

	For the year ended December 31,
Components of Income Tax Expense (in thousands)	2019	2018	2017
Current
Federal	$28,150	$26,850	$45,726
State	6,959	7,575	7,062
Total current expense	$35,109	$34,425	$52,788

Deferred
Federal	$17,484	$13,964	$25,055
State	4,528	3,519	2,297
Revaluation of deferred tax liabilities, net	—	—	(58,313)
Total deferred expense (benefit)	$22,012	$17,483	$(30,961)
Total income tax expense	$57,121	$51,908	$21,827

Excess tax benefits recognized for the years ended December 31, 2019, 2018, and 2017 reduced income tax expense by $4.6 million, $6.8 million, and $9.5 million, respectively. In the reconciliation of income tax expense presented below, the reduction of income tax expense from excess tax benefits recognized is included as a component of the “Other” line item.

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

Tax Reform changed the rules related to the deductibility of executive compensation under the provisions of Section 162(m) of the Internal Revenue Code (“162(m)”). Tax Reform also contains provisions for determining whether compensation agreements executed prior to Tax Reform follow the 162(m) guidance prior or subsequent to Tax Reform. During the third quarter of 2018, the Treasury Department issued initial guidance for determining, among other things, whether a compensation agreement in place prior to Tax Reform follows the 162(m) guidance prior or subsequent to Tax Reform.  Based on the information available as of December 31, 2019 and 2018, the Company believed that it may be more likely than not these compensation agreements will follow the guidance subsequent to Tax Reform, resulting in no tax deductibility for the book expense associated with these compensation agreements. Accordingly, as of December 31, 2018, the Company recorded a 100% valuation allowance on the associated deferred tax assets, resulting in a $2.8 million charge to deferred tax expense for the year ended December 31, 2018, which increased the effective tax rate by 1.3%. During the year ended December 31, 2019, performance awards for executives for which the Company had previously recorded a valuation allowance vested, resulting in a decrease in deferred tax assets and the reversal of the corresponding valuation allowance of $1.8 million.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the statutory federal tax expense to the income tax expense in the accompanying statements of income follows:

	For the year ended December 31,
(in thousands)	2019	2018	2017
Statutory federal expense (1)	$48,374	$44,699	$81,781
Statutory state income tax expense, net of federal tax benefit	9,281	8,744	7,594
Revaluation of deferred tax liabilities, net	—	—	(58,313)
Other	(534)	(1,535)	(9,235)
Income tax expense	$57,121	$51,908	$21,827
(1)	The statutory federal rate was 21% for the year ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017.

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
Components of Deferred Tax Liabilities, Net (in thousands)	2019	2018
Deferred Tax Assets
Compensation related	$8,227	$16,753
Credit losses	3,133	1,202
Valuation allowance	(1,049)	(2,838)
Total deferred tax assets	$10,311	$15,117

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(5,396)	$(8,582)
Mortgage servicing rights related	(139,115)	(125,084)
Acquisition related (1)	(7,292)	(4,396)
Depreciation	(1,812)	(2,005)
Other	(3,507)	(592)
Total deferred tax liabilities	$(157,122)	$(140,659)
Deferred tax liabilities, net	$(146,811)	$(125,542)
(1)	Acquisition-related deferred tax liabilities consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions, acquisition-related costs capitalized for tax purposes, and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest, in the consolidated financial statements. As of December 31, 2019, based on all known facts and circumstances and current tax law, management believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13—SEGMENTS

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

An analysis of the product concentrations and geographic dispersion that impact the Company’s servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by product, as of December 31, 2019, 2018, and 2017 follows:

	As of December 31,
Components of Loan Servicing Portfolio (in thousands)	2019	2018	2017
Fannie Mae	$40,049,095	$35,983,178	$32,075,617
Freddie Mac	32,583,842	30,350,724	26,782,581
Ginnie Mae-HUD	9,972,989	9,944,222	9,640,312
Life insurance companies and other	10,619,243	9,411,138	5,811,481
Total	$93,225,169	$85,689,262	$74,309,991

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2019, 2018, and 2017 by geographical area is as shown in the following table. No other state accounted for more than 5% of the unpaid principal balance and related servicing revenues in any of the years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
Loan Servicing Portfolio Concentration by State	2019	2018	2017
California	16.2%	16.3%	18.4%
Florida	9.4	9.0	9.4
Texas	9.3	9.7	9.2
Georgia	5.8	6.1	4.9
All other states	59.3	58.9	58.1
Total	100.0%	100.0%	100.0%

NOTE 14—LEASES

ROU assets and lease liabilities associated with our operating leases are recorded under Other assets and Other liabilities, respectively, in the Consolidated Balance Sheet as of December 31, 2019. Single lease cost was $7.6 million for the year ended December 31, 2019. Rent expense was $8.1 million and $7.1 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, ROU assets and lease liabilities were $22.3 million and $28.2 million, respectively. As of December 31, 2019, the weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were 3.7 years and 4.74%, respectively. During the year ended December 31, 2019, cash paid for amounts included in the measurement of lease liabilities was $8.2 million, and $3.0 million of ROU assets were obtained in exchange for new lease obligations.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2019 follow (in thousands):

Year Ending December 31,
2020	8,607
2021	8,280
2022	7,585
2023	5,995
Thereafter	324
Total lease payments	$30,791
Less imputed interest	(2,635)
Total	$28,156

Minimum cash basis operating lease commitments as of December 31, 2018 follow (in thousands):

Year Ending December 31,
2019	$7,700
2020	7,789
2021	7,450
2022	6,738
2023	5,200
Thereafter	90
Total	$34,967

NOTE 15—OTHER OPERATING EXPENSES

The following is a summary of the major components of other operating expenses for the years ended December 31, 2019, 2018, and 2017.

	For the year ended December 31,
Components of Other Operating Expenses (in thousands)	2019	2018	2017
Professional fees	$20,896	$16,365	$12,154
Travel and entertainment	10,759	10,003	8,038
Rent (1)	9,136	8,107	7,057
Marketing and preferred broker	8,534	7,951	7,819
Office expenses	9,972	8,028	6,776
All other	7,299	11,567	6,327
Total	$66,596	$62,021	$48,171
(1)	2019 includes single lease cost and other related expenses (common-area maintenance charges and other miscellaneous charges). 2018 and 2017 include rent costs and other related expenses (common-area maintenance charges and other miscellaneous charges).

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth unaudited selected financial data and operating information on a quarterly basis as of and for the years ended December 31, 2019 and 2018:

Selected Quarterly Financial Data	As of and for the year ended December 31, 2019
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Loan origination and debt brokerage fees, net	$69,921	$65,144	$65,610	$57,797
Fair value of expected net cash flows from servicing, net	47,771	50,785	41,271	40,938
Servicing fees	55,126	54,219	53,006	52,199
Total revenues	217,190	212,267	200,325	187,437
Personnel	97,082	93,057	84,398	71,631
Amortization and depreciation	39,552	37,636	37,381	37,903
Total expenses	159,216	152,952	143,347	131,353
Income from operations	57,974	59,315	56,978	56,084
Walker & Dunlop net income	42,916	44,043	42,196	44,218
Basic EPS	$1.38	$1.42	$1.36	$1.44
Diluted EPS	1.34	1.39	1.33	1.39
Total transaction volume	$9,812,055	$8,907,336	$7,306,369	$5,941,304
Servicing portfolio	$93,225,169	$91,754,499	$89,897,025	$87,691,682

Selected Quarterly Financial Data	As of and for the year ended December 31, 2018
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Loan origination and debt brokerage fees, net	$71,078	$59,594	$55,193	$48,816
Fair value of expected net cash flows from servicing, net	53,088	39,576	47,044	32,693
Servicing fees	52,092	50,781	49,317	48,040
Total revenues	214,933	184,657	178,204	147,452
Personnel	90,828	79,776	71,426	55,273
Amortization and depreciation	36,271	36,739	35,489	33,635
Total expenses	149,603	133,998	125,234	103,561
Income from operations	65,330	50,659	52,970	43,891
Walker & Dunlop net income	45,750	37,716	41,112	36,861
Basic EPS	$1.47	$1.20	$1.31	$1.18
Diluted EPS	1.41	1.15	1.26	1.14
Total transaction volume	$9,353,456	$7,651,791	$6,193,023	$4,849,262
Servicing portfolio	$85,689,262	$80,485,634	$77,820,741	$75,836,280