Form 10-Q
period 2020-03-31
Walker & Dunlop, Inc.
filed 2020-05-06
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 29, 2020, there were 31,131,823 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Cash and cash equivalents	$205,309	$120,685
Restricted cash	30,745	8,677
Pledged securities, at fair value	121,495	121,767
Loans held for sale, at fair value	1,186,577	787,035
Loans held for investment, net	454,213	543,542
Mortgage servicing rights	722,486	718,799
Goodwill and other intangible assets	247,257	182,959
Derivative assets	158,233	15,568
Receivables, net	52,185	52,146
Other assets	133,475	124,021
Total assets	$3,311,975	$2,675,199

Liabilities
Warehouse notes payable	$1,305,846	$906,128
Note payable	293,371	293,964
Guaranty obligation, net of accumulated amortization	55,758	54,695
Allowance for risk-sharing obligations	64,110	11,471
Derivative liabilities	172,623	36
Performance deposits from borrowers	29,575	7,996
Other liabilities	347,377	358,624
Total liabilities	$2,268,660	$1,632,914

Equity
Preferred shares, authorized 50,000; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 30,330 shares at March 31, 2020 and 30,035 shares at December 31, 2019.	303	300
Additional paid-in capital ("APIC")	236,007	237,877
Accumulated other comprehensive income (loss) ("AOCI")	(1,181)	737
Retained earnings	801,139	796,775
Total stockholders’ equity	$1,036,268	$1,035,689
Noncontrolling interests	7,047	6,596
Total equity	$1,043,315	$1,042,285
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$3,311,975	$2,675,199

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2020	2019
Revenues
Loan origination and debt brokerage fees, net	$76,373	$57,797
Fair value of expected net cash flows from servicing, net	68,000	40,938
Servicing fees	55,434	52,199
Net warehouse interest income	5,495	7,021
Escrow earnings and other interest income	10,743	14,068
Other revenues	18,112	15,414
Total revenues	$234,157	$187,437

Expenses
Personnel	$89,525	$71,631
Amortization and depreciation	39,762	37,903
Provision for credit losses	23,643	2,675
Interest expense on corporate debt	2,860	3,652
Other operating expenses	18,090	15,492
Total expenses	$173,880	$131,353
Income from operations	$60,277	$56,084
Income tax expense	12,672	12,024
Net income before noncontrolling interests	$47,605	$44,060
Less: net income (loss) from noncontrolling interests	(224)	(158)
Walker & Dunlop net income	$47,829	$44,218
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	(1,917)	301
Walker & Dunlop comprehensive income	$45,912	$44,519

Basic earnings per share (NOTE 10)	$1.53	$1.44
Diluted earnings per share (NOTE 10)	$1.49	$1.39

Basic weighted average shares outstanding	30,226	29,680
Diluted weighted average shares outstanding	31,160	30,684

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities
Net income before noncontrolling interests	$47,605	$44,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(68,000)	(40,938)
Change in the fair value of premiums and origination fees	(22,414)	2,955
Amortization and depreciation	39,762	37,903
Provision for credit losses	23,643	2,675
Originations of loans held for sale	(3,168,168)	(3,773,443)
Sales of loans to third parties	2,846,631	3,622,404
Other operating activities, net	8,315	(30,978)
Net cash provided by (used in) operating activities	$(292,626)	$(135,362)

Cash flows from investing activities
Capital expenditures	$(778)	$(1,461)
Purchases of equity-method investments	(563)	—
Purchases of pledged available-for-sale ("AFS") securities	(5,000)	(4,078)
Proceeds from prepayment of pledged debt AFS securities	3,711	—
Distributions from (investments in) joint ventures, net	(6,455)	(1,679)
Acquisitions, net of cash received	(43,784)	(7,180)
Originations of loans held for investment	—	(33,362)
Principal collected on loans held for investment upon payoff	88,779	60,145
Net cash provided by (used in) investing activities	$35,910	$12,385

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$419,763	$151,814
Borrowings of interim warehouse notes payable	29,898	21,976
Repayments of interim warehouse notes payable	(49,850)	—
Repayments of note payable	(744)	(750)
Proceeds from issuance of common stock	6,369	4,187
Repurchase of common stock	(26,737)	(24,159)
Cash dividends paid	(11,347)	(9,319)
Payment of contingent consideration	(1,641)	(6,450)
Debt issuance costs	(964)	(824)
Net cash provided by (used in) financing activities	$364,747	$136,475

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$108,031	$13,498
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	136,566	120,348
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$244,597	$133,846

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$11,207	$17,785
Cash paid for income taxes	121	372

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of commercial real estate debt and equity financing products, provides property sales brokerage with a focus on multifamily, and engages in commercial real estate investment management activities. Through its mortgage bankers and property sales brokers, the Company offers its customers agency lending, debt brokerage, and principal lending and investing products, and multifamily property sales services.

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

The Company also provides a variety of commercial real estate debt and equity solutions through its principal lending and investing products, including interim loans, and preferred equity on commercial real estate properties. Interim loans on multifamily properties are offered (i) through the Company and recorded on the Company’s balance sheet (the “Interim Program”) and (ii) through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., in which the Company holds a 15% ownership interest (the “Interim Program JV”). Interim loans on all commercial real estate property types are also offered through separate accounts managed by the Company’s subsidiary, JCR Capital Investment Corporation (“JCR”).

The Company brokers the sale of multifamily properties through its majority-owned subsidiary, Walker & Dunlop Investment Sales (“WDIS”). In some cases, the Company also provides the debt financing for the property sale.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or voting interest method. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. Under the VIE model, the Company consolidates an entity when it both holds a variable interest in an entity and is the primary beneficiary. If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity. If the Company does not have a majority voting interest but has significant influence, it uses the equity method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but owns a majority of the voting interests or has control over an entity, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests in the balance sheet and the portion of net income not attributable to Walker & Dunlop, Inc. as Net income from noncontrolling interests in the income statement.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including guaranty obligations, allowance for risk-sharing obligations, capitalized mortgage servicing rights, derivative instruments and disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Coronavirus Disease 2019—In January 2020, the first cases of a novel strain of the coronavirus known as Coronavirus Disease 2019 (“COVID-19” or, “the virus”) were reported in the U.S., and in March 2020 the World Health Organization recognized the virus as a global pandemic. In the weeks since, the COVID-19 pandemic has caused significant global economic disruption as a result of the measures taken by countries and local municipalities to contain the spread of the virus (the “COVID-19 Crisis” or the “Crisis”). In the U.S., the only country that the Company operates in, Federal, state and local authorities have taken actions to both contain the spread of the virus while simultaneously providing substantial liquidity to Americans, domestic businesses and the financial markets to ensure markets continue to operate smoothly.

The COVID-19 Crisis did not have a material impact on the Company’s operations, its cash flows or the amount and availability of its liquidity during the first quarter 2020. Although it is not possible to reliably estimate the extent and duration of the COVID-19 Crisis as of the date of this quarterly report on Form 10-Q, management has made adjustments to the carrying values of the Company’s assets and liabilities impacted by the Crisis based on its best estimates and assumptions. The most significant adjustments to the carrying amount of the Company’s assets and liabilities include the Company’s estimate of future expected credit losses under both the Fannie Mae Delegated Underwriting and ServicingTM (“DUS”) program and the loans originated for the Company’s balance sheet. The Company continues to generate positive cash flow to support its business activities as its most significant capital relationships (Fannie Mae, Freddie Mac and HUD) have not been meaningfully affected by the Crisis. In addition, the globally and nationally recognized financial institutions with which the Company partners to provide warehouse financing do not appear to have been materially impacted by the Crisis, and there has not been, and we do not expect there to be, any disruption to the amount or availability of liquidity necessary to support the Company’s operations.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2020. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2020. No other material subsequent events have occurred that would require disclosure.

Derivative Assets and Liabilities—Certain loan commitments and forward sales commitments meet the definition of a derivative asset and are recorded at fair value in the Condensed Consolidated Balance Sheets upon the executions of the commitment to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue in the Condensed Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees (included in Derivative assets in the Condensed Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Condensed Consolidated Income Statements), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the risk-sharing obligation (or the “guaranty obligation;” included in Derivative assets in the Condensed Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Income Statements), and (iii) the effects of interest rate movements between the trade date and balance sheet date. The estimated fair value of forward sale commitments includes the effects of interest rate movements between the trade date and balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. The co-broker fees for the three months ended March 31, 2020 and 2019 were $8.3 million and $2.9 million, respectively. The fair value of expected guaranty obligation recognized at commitment for the three months ended March 31, 2020 and 2019 were $1.3 million and $4.1 million respectively.

The Company presents two components of its revenue as Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net. Previously, the Company presented these two lines as one line item called Gains from mortgage banking activities and disclosed the breakout of Gains from mortgage banking activities in a footnote to the consolidated financial statements. The footnote disclosure is no longer considered necessary as the breakout is provided on the face of the Condensed Consolidated Statements of Income. All prior periods have been adjusted to conform to the current-year presentation.

Recently Adopted and Recently Announced Accounting Pronouncements—In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued. ASU 2016-13 ("the Standard" or “CECL”) represents a significant change to the incurred loss model previously used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance in the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard modifies the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses and the way it assesses impairment on its pledged AFS securities. ASU 2016-13 requires modified retrospective application to all outstanding, in-scope instruments, with a cumulative-effect adjustment recorded to opening retained earnings as of the beginning of the period of adoption.

The Company adopted the standard as required on January 1, 2020. The Company recognized an increase of $31.6 million in the allowance for risk-sharing obligations with a cumulative-effect adjustment, net of tax recorded to opening retained earnings of $23.7 million and deferred tax assets of $7.9 million. The adjustment to the allowance for loan losses for the Company’s loans held for investment was immaterial. There was no impact to AFS securities because the portfolio consists of agency-backed securities that inherently have an immaterial risk of loss.

There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2019 Form 10-K, except for the changes to the Company’s accounting policies related to the allowance for risk-sharing obligations and allowance for loan losses in connection with the adoption of ASU 2016-13.

Guaranty Obligation and Allowance for risk sharing obligations— When a loan is sold under the DUS program, the Company undertakes an obligation to partially guarantee the credit performance of the loan. Upon loan sale, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized and presented as Guaranty obligation, net of accumulated amortization on the Condensed Consolidated Balance Sheets. The recognized guaranty obligation is the fair value of the Company’s obligation to stand ready to perform over the term of the guaranty, including credit risk.

In determining the fair value of the guaranty obligation, the Company considers the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan discounted using a rate consistent with what is used for the calculation of the mortgage servicing right for each loan. The estimated life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty. Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method as a component of and reduction to Amortization and depreciation in the Condensed Consolidated Statements of Income, unless the loan defaults or is paid off prior to maturity.

Overall CECL Approach

The Company uses the weighted-average remaining maturity method (“WARM”) for calculating its allowance for risk-sharing obligations, the Company’s liability for the off-balance-sheet credit exposure associated with the Fannie Mae at risk DUS loans. WARM uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual charge-off rate is applied to the unpaid principal balance (“UPB”) over the contractual term, further adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below.

Considering the Company’s long history servicing Fannie Mae DUS loans, the Company maximizes the use of historical internal data because the Company has extensive historical data from which to calculate historical loss rates and principal paydown by loan term type for its exposure to credit loss on its homogeneous portfolio of Fannie Mae DUS multifamily loans. Additionally, the Company believes its properties, loss history, and underwriting standards are not similar to public data such as loss histories for loans originated for collateralized mortgage-backed securities conduits.

Runoff Rate

One of the key inputs into a WARM calculation is the runoff rate, which is the expected rate at which loans in the current portfolio will prepay and amortize in the future. As the loans the Company originates have different original lives and runoff over different periods, the Company groups loans by similar origination dates (vintage) and contractual maturity terms for purposes of calculating the runoff rate.

The Company originates loans under the DUS program with various terms generally ranging from several years to 15 years; each of these various loan terms has a different runoff rate.

The Company uses its historical runoff rate for each of the different loan term pools as a proxy for the expected runoff rate. The Company believes that borrower behavior and macroeconomic conditions will not deviate significantly from historical performance over the approximately ten-year period over which the Company has compiled the actual loss data. The ten-year period captures the various cycles of industry performance and provides a period that is long enough to capture sufficient observations of runoff history. In addition, due to the prepayment protection provisions for Fannie Mae DUS loans, we have not seen significant volatility in historical prepayment rates due to changes in interest rates and would not expect this to change in future periods.

The historical annual runoff rate is calculated for each year of a loan’s life for each vintage in the portfolio and aggregated with the calculated runoff rate for each comparable year in every vintage. For example, the annual runoff rate for the first year of loans originated in 2010 is aggregated with the annual runoff rate for the first year of loans originated in 2011, 2012, and so on to calculate the average annual runoff rate for the first year of a loan. This average runoff calculation is performed for each year of a loan’s life for each of the various loan terms to create a matrix of historical average annual runoffs by year for the entire portfolio.

The Company segments its current portfolio of at risk DUS loans outstanding by original loan term type and years remaining and then applies the appropriate historical average runoff rates to calculate the expected remaining balance at the end of each reporting period in the future. For example, for a loan with an original ten-year term and seven years remaining, the Company applies the historical average annual runoff rate for a ten-year loan for year four to arrive at the remaining UPB one year from the current period, the historical average runoff rate for year five to arrive at the remaining UPB two years from the current period, and so on up to the loan’s maturity date.

CECL Reserve Calculation

Once the Company has calculated the estimated outstanding UPB for each future year until maturity for each loan term type, the Company then applies the average annual charge-off rate (as further described below) to each future year’s expected UPB. The Company then aggregates the allowance calculated for each year within each loan term type and for all different maturity years to arrive at the CECL reserve for the portfolio.

The weighted-average annual charge-off rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year period is used as the Company believes that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. This approach captures the adverse impact of the years following the last recession in 2008-2010 because multifamily commercial loans have a lag period from the time of initial distress indications through the timing of loss settlement. The same loss rate is utilized across each loan term type as the Company is not aware of any historical or industry-published data to indicate there is any difference in the occurrence probability or loss severity for a loan based on its loan origination term.

Reasonable and Supportable Forecast Period

The Company currently uses one year for its reasonable and supportable forecast period (the “forecast period”) as the Company believes forecasts beyond one year are inherently less reliable. The Company uses forecasts of unemployment rates, historically a highly correlated indicator for multifamily occupancy rates, and net operating income growth to assess what macroeconomic and multifamily market conditions are expected to be like over the coming year. The Company then associates the forecasted conditions with a similar historical period over the past ten years, which could be one or several years, and uses the Company’s average loss rate for that historical period as a basis for the charge-off rate used for the forecast period. For all remaining years until maturity, the Company uses the weighted-average annual charge-off rate for the ten-year period as described above to estimate losses. The average loss rate from a historical period used for the forecast period may be adjusted as necessary if the forecasted macroeconomic and industry conditions differ materially from the historical period.

Identification of Specific Reserves for Defaulted Loans

The Company monitors the performance of each risk-sharing loan for events or conditions which may signal a potential default. The Company’s process for identifying which risk-sharing loans may be probable of default consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio (“DSCR”), property condition, and financial strength of the borrower or key principal(s). In instances where payment under the guaranty on a specific loan is determined to be probable (as the loan is probable of foreclosure or has foreclosed), the Company separately measures the expected loss through an assessment of the underlying fair value of the asset, disposition costs, and the risk-sharing percentage (the “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision for credit losses in the Condensed Consolidated Statements of Income. These loans are removed from the WARM calculation described above, and the associated loan-specific mortgage servicing right and guaranty obligation are written off. The expected loss on the risk-sharing obligation is dependent on the fair value of the underlying property as the loans are collateral dependent. Historically, initial recognition of a specific reserve occurs at or before a loan becomes 60 days delinquent.

The amount of the specific reserve considers historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The estimate of property fair value at initial recognition of the specific reserve is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan. The Company regularly monitors the specific reserves on all applicable loans and updates loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. The maximum amount of the loss the Company absorbs at the time of default is generally 20% of the origination unpaid principal balance of the loan.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of up to three years and are all multifamily loans with similar risk characteristics and no geographic concentration. The loans are carried at their unpaid principal balances, adjusted for net unamortized fees and costs, and net of any allowance for loan losses.

As of March 31, 2020, Loans held for investment, net consisted of 20 loans with an aggregate $457.9 million of unpaid principal balance less $1.5 million of net unamortized deferred fees and costs and $2.2 million of allowance for loan losses. As of December 31, 2019, Loans held for investment, net consisted of 22 loans with an aggregate $546.6 million of unpaid principal balance less $2.0 million of net unamortized deferred fees and costs and $1.1 million of allowance for loan losses.

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that is scheduled to mature in the third quarter of 2021. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $78.5 million is presented as a component of Loans held for investment, net in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, and the secured borrowing of $70.5 million is included within Other liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2020. The Company does not have credit risk related to the $70.5 million of loans that were transferred.

The Company assesses the credit quality in the same manner as it does for the loans in the Fannie Mae at risk portfolio as described above and records a specific reserve for impaired loans. The allowance for loan losses is estimated collectively for loans with similar characteristics and for which there is no evidence of impairment. The collective allowance is based on the same methodology that the Company uses to estimate its CECL reserves for at risk Fannie Mae DUS loans as described above because the nature of the underlying collateral is the same, and the loans have similar characteristics, except they are significantly shorter in maturity. The reasonable and supportable forecast period used for the CECL reserve for loans held for investment is one year.

Due to the forecasted economic conditions associated with the Crisis, the Company recorded a $1.1 million provision for loan losses during the three months ended March 31, 2020. The charge-off rate for the forecasted period was 36 basis points and nine basis points as of March 31, 2020 and January 1, 2020, respectively. The charge-off rate for the remaining period until maturity was nine basis points as of both March 31, 2020 and January 1, 2020.

One loan held for investment with an unpaid principal balance of $14.7 million that was originated in 2017 was delinquent, impaired, and on non-accrual status as of March 31, 2020 and December 31, 2019. During the first quarter of 2020, the Company initiated foreclosure proceedings on the property while continuing to work with the borrowers on a restructuring plan. The Company had a $0.6 million specific reserve for this loan as of March 31, 2020 and December 31, 2019 and has not recorded any interest related to this loan since it went on non-accrual status. All other loans were current as of March 31, 2020 and December 31, 2019. The amortized cost basis of loans that were current as of March 31, 2020 and December 31, 2019 was $443.2 million and $531.9 million, respectively. As of March 31, 2020, $170.8 million of the loans that were current were originated in 2018, while $272.4 million were originated in 2019.

Prior to 2019, the Company had not experienced any delinquencies related to its loans held for investment.

Provision for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision for credit losses consisted of the following activity for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,
Components of Provision for Credit Losses (in thousands)	2020	2019
Provision for loan losses	$1,106	$623
Provision for risk-sharing obligations	22,537	2,052
Provision for credit losses	$23,643	$2,675

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the loans that are held for sale or held for investment are financed with matched borrowings under one of our warehouse facilities. The portion of loans held for sale or held for investment not funded with matched borrowings is financed with the Company’s own cash. The Company fully funds a small number of loans held for sale or loans held for investment with corporate cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred, respectively, on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three months ended March 31, 2020 and 2019 are the following components:

	For the three months ended
	March 31,
Components of Net Warehouse Interest Income (in thousands)	2020	2019
Warehouse interest income - loans held for sale	$7,402	$13,984
Warehouse interest expense - loans held for sale	(5,910)	(13,955)
Net warehouse interest income - loans held for sale	$1,492	$29

Warehouse interest income - loans held for investment	$6,306	$8,779
Warehouse interest expense - loans held for investment	(2,303)	(1,787)
Warehouse interest income - secured borrowings	846	888
Warehouse interest expense - secured borrowings	(846)	(888)
Net warehouse interest income - loans held for investment	$4,003	$6,992

Total net warehouse interest income	$5,495	$7,021

        Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table, in conjunction with the detail of Pledged securities, at fair value presented in NOTE 9, presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of March 31, 2020 and 2019 and December 31, 2019 and 2018.

	March 31,		December 31,
(in thousands)	2020	2019	2019	2018
Cash and cash equivalents	$205,309	$109,862	$120,685	$90,058
Restricted cash	30,745	17,561	8,677	20,821
Pledged cash and cash equivalents (NOTE 9)	8,543	6,423	7,204	9,469
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$244,597	$133,846	$136,566	$120,348

Income Taxes—The Company records the realizable excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded realizable excess tax benefits of $2.9 million and $3.4 million during the three months ended March 31, 2020 and 2019, respectively.

Contracts with Customers—Substantially all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,
Description (in thousands)	2020	2019	Statement of income line item
Certain loan origination fees	$21,348	$11,531	Loan origination and debt brokerage fees, net
Property sales broker fees, investment management fees, assumption fees, application fees, and other	15,064	8,961	Other revenues
Total revenues derived from contracts with customers	$36,412	$20,492

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

The fair values of the MSRs at March 31, 2020 and December 31, 2019 were $868.4 million and $910.5 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at March 31, 2020 is a decrease in the fair value of $25.8 million.

The impact of a 200-basis point increase in the discount rate at March 31, 2020 is a decrease in the fair value of $50.0 million.

These sensitivities are hypothetical and should be used with caution. These hypothetical scenarios do not include interplay among assumptions and are estimated as a portfolio rather than for individual assets.

Activity related to capitalized MSRs for the three months ended March 31, 2020 and 2019 is shown in the table below:

	For the three months ended
	March 31,
Roll Forward of MSRs (in thousands)	2020	2019
Beginning balance	$718,799	$670,146
Additions, following the sale of loan	44,214	47,102
Amortization	(35,218)	(34,203)
Pre-payments and write-offs	(5,309)	(5,099)
Ending balance	$722,486	$677,946

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of March 31, 2020 and December 31, 2019:

Components of MSRs (in thousands)	March 31, 2020	December 31, 2019
Gross Value	$1,221,877	$1,201,542
Accumulated amortization	(499,391)	(482,743)
Net carrying value	$722,486	$718,799

The expected amortization of MSRs recorded as of March 31, 2020 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Nine Months Ending December 31,
2020	$101,336
Year Ending December 31,
2021	$124,191
2022	109,526
2023	96,770
2024	83,594
2025	69,674
Thereafter	137,395
Total	$722,486

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the three months ended March 31, 2020 and 2019 is presented in the following table:

	For the three months ended
	March 31,
Roll Forward of Guaranty Obligation (in thousands)	2020	2019
Beginning balance	$54,695	$46,870
Additions, following the sale of loan	1,862	4,863
Amortization	(2,267)	(2,349)
Other	1,468	(8)
Ending balance	$55,758	$49,376

Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2020 and 2019 is shown in the following table:

	For the three months ended
	March 31,
Roll Forward of Allowance for Risk-sharing Obligations (in thousands)	2020	2019
Beginning balance	$11,471	$4,622
Adjustment related to adoption of ASU 2016-13	31,570	—
Provision for risk-sharing obligations	22,537	2,052
Write-offs	—	—
Other	(1,468)	8
Ending balance	$64,110	$6,682

As of January 1, 2020, the Company recognized the CECL transition adjustment based on its assessment of the multifamily market and the macroeconomic environment, concluding that the projections at the time for the coming year were for continued strong performance similar to the past few years. The Company’s losses have been de minimis over the past few years. Considering that the Company’s historical loss rate consisted of both strong and weak multifamily and macroeconomic periods, the Company concluded it was appropriate to adjust the loss rate downward for the forecast period. The loss factor applied for the forecast period in the WARM CECL calculation was one basis point, which approximated the average of the actual loss rate for the past two years as these conditions were expected to prevail over the course of the forecast period. The Company reverted to the actual historical loss rate of 1.76 basis points for all remaining years in the calculation.

Conditions changed drastically beginning in March 2020 due to the Crisis across the world and the resulting global social distancing and lockdown measures that have been put in place by national/state/local authorities with varying expected longevities, macroeconomic conditions have reversed from sustained strength to short-term global economic contraction, causing unemployment rates to rise sharply and a recession to ensue.

These conditions are expected to impact unemployment and consumer incomes and therefore have an adverse impact on multifamily occupancy rates and property cash flows in the near term, increasing the likelihood of delinquencies, loan defaults, and risk-sharing losses. The Company concluded that the potential impacts due to the Crisis are expected to be generally consistent with the great financial crisis of 2007-2010. However, the Company expects the Crisis will impact the multifamily market over a one-year period instead of a two-year period but result in less severe losses over the shortened time frame. The charge offs recorded by the Company during the great financial crisis of 2007-2010 totaled 12 basis points over the two-year period. The Company adjusted the charge-off rate down to seven basis points based on the following:

•	The DSCR of the Company’s current at risk servicing portfolio is substantially higher than it was immediately prior to the last recession,
•	The fair values of the properties collateralizing the at risk servicing portfolio are higher than they were immediately prior to the last recession, and
•	The expected positive impacts of the unprecedented level of economic stimulus from the Federal government.

The charge-off rate of seven basis points was used for the forecast period as of March 31, 2020, with a reversion to the historical weighted average charge-off rate of 1.76 basis points for all remaining years in the calculation.

The calculated CECL reserve for the Company’s $37.2 billion at risk Fannie Mae servicing portfolio as of March 31, 2020 was $57.2 million compared to $34.7 million as of the date of adoption of ASU 2016-13 on January 1, 2020. The significant increase in the CECL reserve was principally related to the forecasted impacts of the Crisis. The weighted-average remaining life of the at risk Fannie Mae servicing portfolio as of March 31, 2020 was 7.5 years.

For the year ended December 31, 2019, two loans defaulted, resulting in the recognition of specific reserves of $6.9 million. The properties related to these two at risk loans were both off-campus student living facilities in the same city. The Company does not have any additional at risk loans related to student living facilities in this city.

As of March 31, 2020, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $7.7 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $94.8 billion as of March 31, 2020 compared to $93.2 billion as of December 31, 2019.

As of March 31, 2020 and December 31, 2019, custodial escrow accounts relating to loans serviced by the Company totaled $2.1 billion and $2.6 billion, respectively. These amounts are not included in the accompanying Condensed Consolidated Balance Sheets as such amounts are not Company assets. Certain cash deposits associated with the escrow accounts at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and guarantee fees for up to four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us within 60 days of the request. For the month of April, the first month principal and interest payments were due following the onset of the COVID-19 Crisis in the U.S., we advanced $0.8 million of principal and interest payments and guarantee fees on loans in our Fannie Mae portfolio. On May 5, 2020, the Company received a commitment from one of its warehouse lending banks to create a $100.0 million sublimit to its Agency warehouse line (as defined below) that would be used to fund its advances of principal and interest payments under the Fannie Mae DUS program. The facility would provide 90% of the principal and interest advance payment and will be collateralized by Fannie Mae’s commitment to repay the advance. Completion of the facility is subject to final documentation, consent of the majority of holders of our term loan, and approval from Fannie Mae.

For loans we service under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid, or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD or work out a payment modification for the borrower.  For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease and we may then modify and resell the loan or assign the loan back to HUD, at which time we will be reimbursed for our advances. For the month of April, we advanced $4.5 million of principal and interest payments and guarantee fees on loans in our HUD portfolio.

We are not obligated to make advances on any of the other loans we service in our portfolio, including loans we service under the Freddie Mac Optigo program.

As of March 31, 2020 and December 31, 2019, the Company had $2.6 million and $2.1 million of aggregate outstanding principal and interest and tax and escrow advances, respectively. These advances are included as a component of Receivables, net in the Condensed Consolidated Balance Sheets.

NOTE 6—WAREHOUSE NOTES PAYABLE

At March 31, 2020, to provide financing for the Company’s loan origination activities, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $2.7 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities.

Additionally, at March 31, 2020, the Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged all of its loans held for investment for which funding is obtained against these Interim Warehouse Facilities.

The following table provides additional detail about the warehouse lines of credit at March 31, 2020:

	March 31, 2020
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility[1]	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$350,000	$200,000	$550,000	$173,125	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	500,000	300,000	800,000	207,948	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	—	500,000	303,605	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	141,921	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	500,000	500,000	207,317	30-day LIBOR plus 1.15%
Total National Bank Agency Warehouse Facilities	$1,700,000	$1,000,000	$2,700,000	$1,033,916
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	51,235
Total Agency Warehouse Facilities	$1,700,000	$2,500,000	$4,200,000	$1,085,151

Interim Warehouse Facility #1	$135,000	$—	$135,000	$100,300	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	49,256	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	75,000	75,000	150,000	42,741	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	—	30-day LIBOR plus 1.75%
Interim Warehouse Facility #5[2]	29,184	—	29,184	29,184	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$439,184	$75,000	$514,184	$221,481
Debt issuance costs	—	—	—	(786)
Total warehouse facilities	$2,139,184	$2,575,000	$4,714,184	$1,305,846

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

2 Interim warehouse facility #5 bears interest at 30-day LIBOR plus 3.00%, with an interest-rate floor of 4.50%

During the second quarter of 2020, the Company executed the fifth amendment to the warehouse agreement related to Agency Warehouse Facility #2 that temporarily increased the total facility capacity by $2.4 billion to $3.2 billion to fund a large portfolio of loans. The temporary increase expires 60 days after the loans are funded. No other material modifications were made to the agreement during 2020.

During the second quarter of 2020, the Company executed the 11th amendment to the warehouse agreement related to Agency Warehouse Facility #3 that extended the maturity date to April 30, 2021 for the committed borrowing capacity and added $265.0 million in uncommitted borrowing capacity that bears interest at the same rate and has the same maturity date as the committed facility. No other material modifications were made to the agreement during 2020.

During the second quarter of 2020, the Company executed the 11th amendment to the credit and security agreement related to Interim Warehouse Facility #1 that extended the maturity date to April 30, 2021. No other material modifications were made to the agreement during 2020.

During the first quarter of 2020, the Company executed a loan and security agreement to establish Interim Warehouse Facility #5. The $29.2 million committed warehouse loan and security agreement with a national bank funds two specific loans. The agreement provides for maturity dates to coincide with the maturity dates for the underlying two specific loans. Based on the current underlying loans, the maximum allowable loan term is two and a half years. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 300 basis points, with an interest-rate floor of 450 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.  The committed warehouse loan and security agreement has only two financial covenants, both of which are similar to the other Interim Warehouse Facilities. The Company may request additional capacity under the agreement to fund specific loans.

The Company allowed Interim Warehouse Facility #4 to expire according to its terms April 30, 2020. The Company believes that the four remaining committed and uncommitted credit facilities from national banks and the Company’s corporate cash provide the Company with sufficient borrowing capacity to conduct its Interim Program lending operations.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of the current period end.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the three months ended March 31, 2020 and 2019 follows:

	For the three months ended
	March 31,
Roll Forward of Goodwill (in thousands)	2020	2019
Beginning balance	$180,424	$173,904
Additions from acquisitions	64,462	6,520
Impairment	—	—
Ending balance	$244,886	$180,424

The additions from acquisitions shown in the table above during the three months ended March 31, 2020 relates to the immaterial purchases of certain assets and the assumption of certain liabilities from two debt brokerage companies for aggregate consideration of $64.9 million, which consisted of cash of $43.8 million, $5.0 million of the Company’s stock, and $16.1 million of contingent consideration. The contingent consideration may be earned over either a four-year period or five-year period after the closing of each acquisition, provided certain revenue targets have been met. The contingent consideration included for the acquisitions is non-cash consideration and thus not reflected in the amount of cash consideration paid in the Condensed Consolidated Statement of Cash Flows. The Company estimated the fair value of the contingent consideration using a probability-based, discounted cash flow estimate for the revenue targets (Level 3).

The acquired businesses operate in the Columbus, Ohio and New York City metropolitan areas. These acquisitions expand the Company’s network of loan originators and geographical reach and provide further diversification to its loan origination platform. Substantially all of the value associated with the acquisitions was related to the assembled workforces and commercial lending platform, resulting in substantially all of the consideration being allocated to goodwill. The Company expects all goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments to settle the contingent consideration are made. The other assets acquired and the liabilities assumed were immaterial. The operations of these two companies have since been merged into the Company’s existing operations. The goodwill resulting from the acquisitions is allocated to the Company’s single reporting unit. The purchase accounting for the two acquisitions has been completed as of March 31, 2020.

The additions from acquisitions during the three months ended March 31, 2019 shown in the table above relates to an immaterial acquisition of a technology company, which was completed in the first quarter of 2019.

As of March 31, 2020 and December 31, 2019, the balance of intangible assets acquired from acquisitions totaled $2.4 million and $2.5 million, respectively. As of March 31, 2020, the weighted-average period over which the Company expects the intangible assets to be amortized is 4.5 years.

A summary of the Company’s contingent consideration liabilities, which is included in Other liabilities, as of and for the three months ended March 31, 2020 and 2019 follows:

	For the three months ended
	March 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2020	2019
Beginning balance	$5,752	$11,630
Additions	16,073	—
Accretion	227	143
Payments	(5,800)	(6,450)
Ending balance	$16,252	$5,323

The contingent consideration liabilities above relate to acquisitions completed in 2017 and 2020. The last of the five earn-out periods related to these contingent consideration liabilities ends in the first quarter of 2025.

The global economic disruption caused by the COVID-19 Crisis has led to significant declines in the value of the U.S. equity markets. Certain sectors of the market have seen substantial impacts to their operations, cash flows, and liquidity. The commercial real estate finance industry has also been impacted, particularly as it relates to financing and property sales activity for office, retail and hospitality assets. The Company has considered whether the disruption from the COVID-19 Crisis represents a triggering event with respect to impairment of its goodwill. Despite the disruption to many sectors of commercial real estate debt finance, financing activity for multifamily assets, which represents over 80% of the Company’s transaction volumes over the past several years and over 90% of its servicing portfolio, has not been as adversely impacted as a result of Fannie Mae’s, Freddie Mac’s, and HUD’s presence in the market. Consequently, the Company concluded that as of March 31, 2020, the COVID-19 Crisis and its direct impacts to the Company, its operations, available liquidity, and its cash flows does not represent a triggering event.

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

On March 23, 2020, the U.S. Federal Reserve announced steps to support the U.S. economy during the COVID-19 Crisis, including directing the Federal Open Market Committee to purchase Treasury securities and Agency mortgage-backed securities in the amounts necessary to support stable market prices and smooth market function. Consequently, Agency mortgage-backed securities remain actively traded by market participants, and the value of the Company’s investments in Agency debt securities have remained stable despite the economic disruption caused by the COVID-19 Crisis. The fair value of the Company’s rate lock commitments tied to Agency loans and loans held for sale increased significantly from December 31, 2019 to March 31, 2020 as a result of (i) a significant increase in the balance of rate lock commitments and loans held for sale due to increased lending activity during the first quarter and (ii) a steep decline in the underlying interest rates, primarily the 10-year U.S. Treasury rate, from the time of rate lock and the end of the first quarter. The increase in the fair value of the Company’s loans held for sale and derivative assets related to the change in interest rates had an equal and offsetting increase in the fair value of derivative liabilities.  No changes were made to the valuation methodologies used to estimate fair value.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2020
Assets
Loans held for sale	$—	$1,186,577	$—	$1,186,577
Pledged securities	8,543	112,952	—	121,495
Derivative assets	—	—	158,233	158,233
Total	$8,543	$1,299,529	$158,233	$1,466,305

Liabilities
Derivative liabilities	$—	$—	$172,623	$172,623
Total	$—	$—	$172,623	$172,623

December 31, 2019
Assets
Loans held for sale	$—	$787,035	$—	$787,035
Pledged securities	7,204	114,563	—	121,767
Derivative assets	—	—	15,568	15,568
Total	$7,204	$901,598	$15,568	$924,370

Liabilities
Derivative liabilities	$—	$—	$36	$36
Total	$—	$—	$36	$36

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2020.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three months ended March 31, 2020 and 2019:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended
	March 31,
(in thousands)	2020	2019
Derivative assets and liabilities, net
Beginning balance	$15,532	$2,839
Settlements	(174,295)	(103,860)
Realized gains recorded in earnings (1)	158,763	101,021
Unrealized gains (losses) recorded in earnings (1)	(14,390)	(2,286)
Ending balance	$(14,390)	$(2,286)
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2020:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$158,233	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$172,623	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2020 and December 31, 2019 are presented below:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$205,309	$205,309	$120,685	$120,685
Restricted cash	30,745	30,745	8,677	8,677
Pledged securities	121,495	121,495	121,767	121,767
Loans held for sale	1,186,577	1,186,577	787,035	787,035
Loans held for investment, net	454,213	457,254	543,542	546,033
Derivative assets	158,233	158,233	15,568	15,568
Total financial assets	$2,156,572	$2,159,613	$1,597,274	$1,599,765

Financial liabilities:
Derivative liabilities	$172,623	$172,623	$36	$36
Secured borrowings	70,548	70,548	70,548	70,548
Warehouse notes payable	1,305,846	1,306,632	906,128	906,821
Note payable	293,371	272,874	293,964	297,750
Total financial liabilities	$1,842,388	$1,822,677	$1,270,676	$1,275,155

The following methods and assumptions were used for recurring fair value measurements as of March 31, 2020.

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

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

The estimated gain considers the origination fees the Company expects to collect upon loan closing (derivative instruments only) and premiums the Company expects to receive upon sale of the loan (Level 2). The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques applicable to the fair value of future servicing, net at loan sale (Level 2).

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2020 and December 31, 2019.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	To Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2020
Rate lock commitments	$2,824,387	$49,475	$108,151	$157,626	$157,642	$(16)	$—
Forward sale contracts	3,920,466	—	(172,016)	(172,016)	591	(172,607)	—
Loans held for sale	1,096,079	26,633	63,865	90,498	—	—	90,498
Total		$76,108	$—	$76,108	$158,233	$(172,623)	$90,498

December 31, 2019
Rate lock commitments	$511,114	$12,199	$(1,975)	$10,224	$10,247	$(23)	$—
Forward sale contracts	1,285,656	—	5,308	5,308	5,321	(13)	—
Loans held for sale	774,542	15,826	(3,333)	12,493	—	—	12,493
Total		$28,025	$—	$28,025	$15,568	$(36)	$12,493

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and multifamily Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency MBS as of March 31, 2020. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2020 collateral requirements as outlined above. As of March 31, 2020, reserve requirements for the DUS loan portfolio will require the Company to fund $68.5 million in additional pledged securities over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2020. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At March 31, 2020, the net worth requirement was $200.7 million, and the Company's net worth, as defined in the requirements, was $763.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2020, the Company was required to maintain at least $39.7 million of liquid assets to meet operational liquidity requirements for

Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of March 31, 2020, the Company had operational liquidity, as defined in the requirements, of $291.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of March 31, 2020 and 2019 and December 31, 2019 and 2018:

	March 31,		December 31,
(in thousands)	2020	2019	2019	2018
Pledged cash and cash equivalents:
Restricted cash	$2,989	$5,583	$2,150	$3,029
Money market funds	5,554	840	5,054	6,440
Total pledged cash and cash equivalents	$8,543	$6,423	$7,204	$9,469
Agency MBS	112,952	111,143	114,563	106,862
Total pledged securities, at fair value	$121,495	$117,566	$121,767	$116,331

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The investments in Agency debt securities consist of Agency MBS and are all accounted for as AFS securities. The following table provides additional information related to the AFS Agency MBS as of March 31, 2020 and December 31, 2019:

Fair Value and Amortized Cost of Agency MBS (in thousands)	March 31, 2020	December 31, 2019
Fair value	$112,952	$114,563
Amortized cost	114,528	113,580
Total gains for securities with net gains in AOCI	17	1,145
Total losses for securities with net losses in AOCI	(1,593)	(162)
Fair value of securities with unrealized losses	85,974	66,526

The Company has not recorded an allowance for credit losses for any of the securities whose fair value is less than amortized costs as of March 31, 2020. These unrealized losses were primarily related to interest-only Agency MBS securities caused by short-term fluctuations in the fair value of these securities. The contractual cash flows of these securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of these securities. The Company does not intend to sell any of the Agency MBS, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. None of the pledged securities has been in a continuous unrealized loss position for more than 12 months.

The following table provides contractual maturity information related to the Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	March 31, 2020
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	2,605	2,630
After five years through ten years	94,860	95,159
After ten years	15,487	16,739
Total	$112,952	$114,528

NOTE 10—EARNINGS PER SHARE

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2020 and 2019 under the two-class method. Participating securities are included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended March 31,
EPS Calculations (in thousands, except per share amounts)	2020	2019
Calculation of basic EPS
Walker & Dunlop net income	$47,829	$44,218
Less: dividends and undistributed earnings allocated to participating securities	1,510	1,509
Net income applicable to common stockholders	$46,319	$42,709
Weighted-average basic shares outstanding	30,226	29,680
Basic EPS	$1.53	$1.44

Calculation of diluted EPS
Net income applicable to common stockholders	$46,319	$42,709
Add: reallocation of dividends and undistributed earnings based on assumed conversion	34	38
Net income allocated to common stockholders	$46,353	$42,747
Weighted-average basic shares outstanding	30,226	29,680
Add: weighted-average diluted non-participating securities	934	1,004
Weighted-average diluted shares outstanding	31,160	30,684
Diluted EPS	$1.49	$1.39

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. An immaterial number of average restricted shares were excluded from the computation of diluted earnings per share under the treasury method for the three months ended March 31, 2020 and 2019 because the effect would have been anti-dilutive (the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

NOTE 11—TOTAL EQUITY

A summary of changes in total equity for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2019	30,035	$300	$237,877	$737	$796,775	$6,596	$1,042,285
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(23,678)	—	(23,678)
Walker & Dunlop net income	—	—	—	—	47,829	—	47,829
Net income (loss) from noncontrolling interests	—	—	—	—	—	(224)	(224)
Contributions from noncontrolling interests						675	675
Other comprehensive income (loss), net of tax	—	—	—	(1,918)	—	—	(1,918)
Stock-based compensation - equity classified	—	—	5,061	—	—	—	5,061
Issuance of common stock in connection with equity compensation plans	675	7	11,362	—	—	—	11,369
Repurchase and retirement of common stock	(380)	(4)	(18,293)	—	(8,440)	—	(26,737)
Cash dividends paid ($0.36 per common share)	—	—	—	—	(11,347)	—	(11,347)
Balance at March 31, 2020	30,330	$303	$236,007	$(1,181)	$801,139	$7,047	$1,043,315

	For the three months ended March 31, 2019

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192
Cumulative-effect adjustment for adoption of ASU 2016-02, net of tax	—	—	—	—	(1,002)	—	(1,002)
Walker & Dunlop net income	—	—	—	—	44,218	—	44,218
Net income (loss) from noncontrolling interests	—	—	—	—	—	(158)	(158)
Other comprehensive income (loss), net of tax	—	—	—	301	—	—	301
Stock-based compensation - equity classified	—	—	6,812	—	—	—	6,812
Issuance of common stock in connection with equity compensation plans	935	9	4,178	—	—	—	4,187
Repurchase and retirement of common stock	(459)	(4)	(22,400)	—	(1,755)	—	(24,159)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,319)	—	(9,319)
Balance at March 31, 2019	29,973	$300	$223,742	$226	$698,894	$4,910	$928,072

During the first quarter of 2020, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of the Company’s common stock over a 12-month period beginning on February 11, 2020. During the first quarter of 2020, the Company repurchased 0.2 million shares of its common stock under a share repurchase program at a weighted average price of $63.58 per share and immediately retired the shares, reducing stockholders’ equity by $10.2 million. These purchases were made prior to the escalation of the COVID-19 Crisis in mid-March 2020, and future purchases are unlikely until the impacts of the COVID-19 Crisis on the economy and the Company’s liquidity are better understood. As of March 31, 2020, the Company had $39.8 million of authorized share repurchase capacity remaining under the 2020 share repurchase program.

On February 4, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.36 per share. The dividend was paid March 9, 2020 to all holders of record of our restricted and unrestricted common stock as of February 21, 2020. Based upon the Company’s financial performance for the three months ended March 31, 2020, strong cash position, and projected future liquidity needs, on May 5, 2020, the Company’s Board of Directors declared a dividend of $0.36 per share for the second quarter of 2020. The dividend will be paid June 5, 2020 to all holders of record of the Company’s restricted and unrestricted common stock as of May 20, 2020.

As disclosed in NOTE 7, the Company issued $5.0 million of Company stock in connection with acquisitions during the three months ended March 31, 2020, a non-cash transaction.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 2019 Form 10-K”).

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	the general volatility and global economic disruption caused by the spread of the COVID pandemic (“COVID-19 Crisis” or “Crisis”) and its expected impact on our business operations, financial results and cash flows and liquidity, including due to our principal and interest advance obligations on the Fannie Mae and Ginnie Mae loans we service;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2019 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending, debt brokerage, and property sales. We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a  Freddie Mac Multifamily approved seller/servicer for Conventional loans since 2009. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily property sales brokerage services, and engage in commercial real estate investment management activities. Our clients are owners and developers of multifamily properties and other commercial real estate across the country, some of whom are the largest owners and developers in the industry. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, an approved member of Freddie Mac’s Multifamily OptigoSM network (“Freddie Mac Optigo Seller/Servicer”) nationally for Conventional, Seniors Housing, and Targeted Affordable Housing, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for several life insurance companies, commercial banks, commercial mortgage backed securities (“CMBS”) issuers, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture. Those interim loans not closed by the joint venture are originated by us and held for investment and included on our balance sheet.

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

Agency Lending and Loan Servicing

We recognize loan origination and debt brokerage fees, net and the fair value of expected net cash flows from servicing, net from our products with the Agencies when we commit to both originate a loan with a borrower and sell that loan to an investor. The loan origination and debt brokerage fees, net and the fair value of expected net cash flows from servicing, net for these transactions reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained.

We generally fund our Agency loan products through warehouse facility financing and sell them to investors in accordance with the related loan sale commitment, which we obtain concurrent with rate lock. Proceeds from the sale of the loan are used to pay off the warehouse borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. We earn net warehouse interest income from loans held for sale while they are outstanding equal to the difference between the note rate on the loan and the cost of borrowing of the warehouse facility.

We retain servicing rights and asset management responsibilities on substantially all of our Agency loan products that we originate and sell and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment protection to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not have similar prepayment protections. For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and guarantee fees for four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we may request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us for these advances within 60 days of the request. Under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD or work out a payment modification for the borrower.  For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease and we may then modify and resell the loan or assign the loan back to HUD, at which time we will be reimbursed for our advances. Under the Freddie Mac Optigo program, and our bank and life insurance company servicing agreements, we are not obligated to make advances on the loans we service.

Our loan commitments and loans held for sale are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated prior to establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the Agencies that specify the cost of a failed loan delivery in the event we fail to deliver the loan to the investor. To protect us against such risk, we require a deposit from the borrower at rate lock that is typically more than the potential cost of non-delivery. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

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

Debt Brokerage

Our mortgage bankers who focus on debt brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan instrument for the borrowers' needs. These loans are then funded directly by the institutional lender, and we receive an origination fee for placing the loan. For those brokered loans we also service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn for servicing loans with the Agencies.

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

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries (“JCR”), the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition of JCR, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify our operations by growing our investment management platform. JCR’s current assets under management (“AUM”) of $1.2 billion primarily consist of four sources: Fund III, Fund IV, Fund V (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds consists of both unfunded commitments and funded investments and AUM for the separate accounts consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. JCR receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, JCR receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

The assumptions used to estimate the fair value of OMSRs are based on internal models and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we used during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see significant volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry OMRSs and PMSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment quarterly. We test for impairment on PMSRs separately from OMSRs. The PMSRs and OMSRs are tested for impairment at the portfolio level. We have never recorded an impairment of MSRs in our history. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. However, considering the interest rate movements resulting from the economic impacts of the COVID-19 Crisis, we engaged a third party to assist in determining an estimated fair value of our existing and outstanding MSRs as of March 31, 2020.

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

Allowance for Risk-sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Condensed Consolidated Balance Sheets. We record a loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at risk servicing portfolio. We use the weighted-average remaining maturity method (“WARM”) for calculating the allowance for risk-sharing obligations, our liability for the off-balance-sheet credit exposure associated with the Fannie Mae at risk DUS loans. WARM uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual charge-off rate is applied to the unpaid principal balance (“UPB”) over the contractual term, further adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below.

One of the key components of a WARM calculation is the runoff rate, which is the expected rate at which loans in the current portfolio will prepay and amortize in the future. As the loans we originate have different original lives and runoff over different periods, we group loans by similar origination dates (vintage) and contractual maturity terms for purposes of calculating the runoff rate. We originate loans under the DUS program with various terms generally ranging from several years to 15 years; each of these various loan terms has a different runoff rate.

Once we have calculated the estimated outstanding UPB for each future year until maturity for each loan term type, we then apply the average annual charge-off rate (as further described below) to each future year’s expected UPB. We then aggregate the allowance calculated for each year within each loan term type and for all different maturity years to arrive at the CECL reserve for the portfolio.

The weighted-average annual charge-off rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year period is used as we believe that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio.

We use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. We use forecasts of such factors as unemployment rates, historically a highly correlated indicator for multi-family occupancy rates, and net operating income growth to assess what macroeconomic and multifamily market conditions are expected to be like over the forecast period. We then associate the forecasted conditions with a similar historical period over the past ten years, which could be one or several years, and use our average loss rate for that historical period as a basis for the charge-off rate used for the forecast period. For all remaining years until maturity, we use the weighted-average annual charge-off rate for the ten-year period as described above to estimate losses. The average loss rate from a historical period used for the forecast period may be adjusted as necessary if the forecasted macroeconomic and industry conditions differ materially from the historical period.

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a specific loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio (“DSCR”), property condition, and financial strength of the borrower or key principal(s). In instances where payment under the guaranty on a specific loan is determined to be probable and estimable (as the loan is probable of foreclosure or in foreclosure), we record a liability for the estimated allowance for risk-sharing (a “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision for credit losses in the Condensed Consolidated Statements of Income, along with a write-off of the associated loan-specific mortgage servicing right and guaranty obligation. Historically, initial recognition of a specific reserve occurs at or before a loan becomes 60 days delinquent.

The amount of the specific reserve considers the historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The estimate of property fair value at initial recognition of the specific reserve is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan. We regularly monitor the specific reserves on all applicable loans and up-dates loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. The maximum amount of the loss we absorb at the time of default is generally 20% of the origination unpaid principal balance of the loan.

Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial specific reserves have not varied significantly from the final settlement. Given the unprecedented nature of the impacts of the Crisis on the domestic economy and commercial real estate in particular, we are uncertain whether such trends will continue in the future. The loss-sharing requirements are further detailed below in the “Credit Quality and Allowance for Risk-Sharing Obligations” section.

Overview of Current Business Environment

During the last two fiscal years, over 80% of the Company’s transaction volumes have been driven by the financing and sale of multifamily properties in the U.S. As a result of the onset of the COVID-19 Crisis, numerous Americans, including many renters in multifamily properties, are experiencing significant financial hardship. Those hardships have resulted in dramatic increases in unemployment, creating uncertainty about whether many Americans will be able to pay their monthly rent as the depth and duration of the Crisis increases. In response to the financial hardships being experienced across the U.S., we have seen unprecedented levels of economic stimulus and protections put in place by Congress. Most notably, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act includes considerable capital investments and government programs meant to support households, businesses and the U.S. economy during the recession created by the COVID-19 Crisis.

Included in the CARES Act are several provisions that specifically impact our business. First, the CARES Act includes provisions that prevent the eviction of residential tenants of certain buildings secured by Federally backed mortgage loans for a period of 120 days following the passage of the CARES Act. Although this provision is not intended to eliminate a renter’s obligation to pay their rent, this provision may have an impact on the probability of payment for monthly rent as the duration of the Crisis extends. Second, the CARES Act provided $260 billion to extend unemployment insurance, $290 billion to make direct stimulus payments to households, and $52 billion to provide nutrition programs, housing assistance and family services. Specifically, as it relates to our business, the nearly $600 billion allocated to these programs may provide the funds necessary to enable many renters to continue meeting monthly obligations. Finally, the CARES Act allocates over $250 billion to tax relief provisions that reduce interest deductibility limitations, refund payroll tax credits and defer various payroll taxes. These provisions will provide tax deferrals to the Company that will provide additional liquidity through the duration of the Crisis.

Other Federal programs are also benefitted by the CARES Act to support the economy through the economic downturn. Notably, the U.S. Federal Reserve’s Exchange Stabilization Fund (“ESF”) has been increased by over $450 billion. The expansion of the ESF will enable the U.S. Federal Reserve to put significant lending programs in place to support small business lending programs, main street lending programs, and various other corporate lending programs. These lending programs may assist some of our borrowers with the liquidity necessary to fund their operations should the duration of the Crisis extend late into the year. Outside of the support allocated by the CARES Act, the Federal Reserve has adopted other measures in response to the financial downturn. In March of 2020, the Federal Reserve brought the Federal Funds Rate to a target of 0% to .25% in an emergency cut in response to the pending COVID-19 outbreak.  Prior to this move, the Federal Reserve had lowered the Fed Funds Rate by 75 basis points during 2019 lowering the target rate to 1.50% - 1.75%. This action by the Federal Reserve, along with the Federal Reserve’s commitment to buy Treasury securities and Agency mortgage-backed securities in amounts necessary to support smooth functioning of markets, has enabled Agency securities to continue trading uninterrupted with little to no change in the credit spreads that drive pricing of Agency mortgage-backed securities and has contributed to very low long-term mortgage interest rates, which form the basis for most of our lending. The low rate environment contributed to the increase in our lending volumes in the first quarter of 2020.

Finally, the Agencies have separately responded to the COVID-19 Crisis by halting the eviction of tenants living in assets they have financed. This has directly influenced borrowers’ ability to manage tenants that are either unable to pay, or elect not to pay, their monthly obligations. In response, numerous multifamily owner-operators are working closely with affected renters to provide economic assistance during this time of need, up to and including rent forbearance for those experiencing a financial hardship. The Agencies responded further to the COVID-19 Crisis by offering loan forbearance to borrowers for 90 days provided a borrower is able to show a property is experiencing a financial hardship as a direct result of the COVID-19 Crisis. The creation of these two programs may have a direct impact on our borrowers’ ability to make monthly debt service payments, and in turn may impact the Company’s obligation to advance funds to bondholders under our servicing agreements with Fannie Mae and HUD. We do not have advance obligations with respect to our Freddie Mac or life insurance servicing agreements. As of March 31, 2020, we advanced $0.2 million and $2.7 million, of debt service payments under our Fannie Mae and HUD servicing agreements, respectively. In April 2020, the first month of rent and debt service payments impacted by the COVID-19 Crisis, we were required to advance $0.8 million and $4.5 million of debt service payments under our Fannie Mae and HUD servicing agreements, respectively. Declining rent collections and a borrower’s inability to make all required payments once the forbearance period is over could lead to an increase in delinquencies and losses beyond what we have experienced since the great financial crisis of 2007-2010. There were a relatively small number of forbearance requests in April 2020; however, we expect that the number of forbearance requests will increase for the remainder of the second quarter 2020 given the current high levels of domestic unemployment. On May 5, 2020, we received a commitment from one of our warehouse lending banks to create a $100.0 million sublimit to our Agency warehouse line (as defined below) that would be used to fund our advances of principal and interest payments under the Fannie Mae DUS program. The facility would provide 90% of the principal and interest advance payment and will be collateralized by Fannie Mae’s commitment to repay the advance. Completion of the facility is subject to final documentation, consent of the majority of holders of our term loan, and approval from Fannie Mae.

The most immediate impact of the Crisis was felt by our multifamily property sales operations. In the short-term, we expect to see a significant decline in investment sales activity because of the COVID-19 Crisis, but long-term believe the market fundamentals remain positive for multifamily property sales. Although we closed a very strong level of property sales volume prior to the onset of the COVID-19 Crisis in the U.S. during the first quarter 2020, since late-March, we have seen a significant slowdown in both the supply of multifamily assets for sale as well as the demand. Many would-be buyers and sellers are waiting to transact until they have a better sense of the depth and duration of the Crisis and associated recession. Transactions that were under contract with earnest money deposits continue to close, but many that were in process or just beginning the sales process have been put on hold since the beginning of the second quarter 2020. However, over the last several years, and in the months leading up to the COVID-19 Crisis, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. According to RealPage, a provider of commercial real estate data and analytics, multifamily rent growth continued to increase at an average annual pace of 3.0% during the fourth quarter of 2019 as occupancy rates fell slightly to 95.8%, from a near all-time high of 96.3% in the third quarter of 2019. Consequently, the fundamentals of the multifamily market were strong entering the COVID-19 Crisis, and when coupled with the financial protections put in place by Congress and the Agencies, it is our expectation that market demand for multifamily housing in the second half of 2020 will recover, continuing to make multifamily properties an attractive investment option. Once local shelter in place restrictions are lifted and the economy begins to heal from the recent disruption, we anticipate our property sales activity to ultimately return to pre-crisis levels.

Despite the disruption to multifamily property sales, our Agency multifamily debt financing operations remain active. The Agencies are countercyclical sources of capital to the multifamily industry and are continuing to lend during the COVID-19 Crisis, just as they did during the great financial crisis of 2007-2010. We are a market-leading originator with the Agencies, and the Agencies remain the most significant providers of capital to the multifamily market. Consequently, we continue to see significant activity in our multifamily lending operations, and we continue to see lending opportunities consistent with pre-Crisis levels. Most notably, the Company rate locked the largest loan portfolio in its history during the first quarter 2020, but after the onset of the COVID-19 Crisis; a $2.1 billion portfolio of largely affordable housing units across the country. We believe our market leadership positions us to be a significant lender with the Agencies for the foreseeable future.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In September 2019, FHFA revised Fannie Mae’s and Freddie Mac’s loan origination caps to $100.0 billion each for all multifamily business for the five-quarter period beginning with the fourth quarter 2019 through the fourth quarter of 2020. The new caps apply to all multifamily business with no exclusions. We expect to continue to see strong lending activity from our Agency operations as we project that the Agencies will maintain or even increase their historical market share during 2020 as other capital sources pull back from the market due to the COVID-19 Crisis. An additional positive factor influencing multifamily financing volumes is the historically low interest rate environment, which is incentivizing borrowers to refinance their properties in spite of the current challenges. We continue to seek to add resources and scale to our Agency lending platform.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams in the future. A decline in our Agency originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with loan origination volume and future servicing fee revenue would be constrained or decline.

Our non-multifamily focused mortgage brokerage operations have also been impacted by the COVID-19 Crisis. The Crisis had an immediate negative impact on the supply of capital to commercial real estate, most noticeably for hospitality, office and retail industries. Our debt brokerage platform delivered record financing volumes in the first quarter as most of the transaction volume closed prior to the onset of the Crisis in the U.S.  As a result of the Crisis, we have seen an increase in brokered financing transactions be put on hold or cancelled altogether. In the short-term, we expect non-multifamily debt volumes to decline significantly as banks, life insurance companies and CMBS lenders reduce their origination volumes in response to the Crisis.

Many of our borrowers continue to seek higher returns by identifying and acquiring the transitional properties that the Interim Program is designed to address. We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. As with other types of lending, the COVID-19 Crisis has resulted in a pullback of capital sources for interim lending opportunities. In response to the Crisis, we have temporarily ceased originating new Interim Program loans while we wait for the impacts of the Crisis to be better understood. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the JV continue to perform as agreed, but we could see higher levels of default or requests for forbearance as the impacts of the Crisis become clearer.

As of April 30, 2020, we have not furloughed any employees as a result of the Crisis and currently do not have any plans in place to furlough any employees as a result of the Crisis.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2020 and 2019. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended
	March 31,
(dollars in thousands)	2020	2019
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$4,171,491	$1,982,810
Freddie Mac	997,796	1,573,634
Ginnie Mae - HUD	354,687	178,258
Brokered (1)	3,993,885	1,434,129
Principal Lending and Investing (2)	107,950	75,862
Total Debt Financing Volume	$9,625,809	$5,244,693
Property Sales Volume	1,730,617	696,611
Total Transaction Volume	$11,356,426	$5,941,304

Key Performance Metrics:
Operating margin	26%	30%
Return on equity	19	20
Walker & Dunlop net income	$47,829	$44,218
Adjusted EBITDA (3)	64,129	66,684
Diluted EPS	1.49	1.39

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	38%	38%
Other operating expenses	8	8

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees (4)	0.79%	1.11%
Gains attributable to MSRs (4)	0.71	0.79
Gains attributable to MSRs, as a percentage of Agency debt financing volume (5)	1.23	1.10

(dollars in thousands)	As of March 31,
Managed Portfolio:	2020	2019
Components of Servicing Portfolio
Fannie Mae	$41,166,040	$36,835,756
Freddie Mac	32,191,699	31,367,939
Ginnie Mae - HUD	9,750,696	9,986,488
Brokered (6)	11,326,492	9,227,409
Principal Lending and Investing (7)	387,314	274,090
Total Servicing Portfolio	$94,822,241	$87,691,682
Assets under management (8)	2,001,984	1,427,334
Total Managed Portfolio	$96,824,225	$89,119,016

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	23.3	24.0
Weighted-average remaining servicing portfolio term (years)	9.5	9.8

The following table summarizes JCR’s AUM as of March 31, 2020:

	Unfunded	Funded
Components of JCR assets under management (in thousands)	Commitments	Investments	Total
Fund III	$89,870	$89,692	$179,562
Fund IV	174,483	126,814	301,297
Fund V	189,704	3,593	193,297
Separate accounts	—	525,269	525,269
Total assets under management	$454,057	$745,368	$1,199,425
(1)	Brokered transactions for life insurance companies, commercial mortgage backed securities, commercial banks, and other capital sources.
(2)	For the three months ended March 31, 2020, includes $86.2 million from the Interim Program JV and $21.8 million from JCR separate accounts. For the three months ended March 31, 2019, includes $15.3 million from the Interim Program JV, $33.3 million from the Interim Program, and $27.3 million from JCR separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and mortgage banking volume from Principal Lending and Investing.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(6)	Brokered loans serviced primarily for life insurance companies.
(7)	Consists of interim loans not managed for the Interim Program JV.
(8)	As of March 31, 2020, includes $731.4 million of Interim Program JV managed loans, $71.1 million of loans serviced directly for the Interim Program JV partner, and JCR assets under management of $1.2 billion. As of March 31, 2019, includes $343.3 million of Interim Program JV managed loans, $70.1 million of loans serviced directly for the Interim Program JV partner, and JCR assets under management of $1.0 billion.

The following tables present a period-to-period comparison of our financial results for the three months ended March 31, 2020 and 2019.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$76,373	$57,797	$18,576	32%
Fair value of expected net cash flows from servicing, net	68,000	40,938	27,062	66
Servicing fees	55,434	52,199	3,235	6
Net warehouse interest income	5,495	7,021	(1,526)	(22)
Escrow earnings and other interest income	10,743	14,068	(3,325)	(24)
Property sales broker fees	9,612	4,541	5,071	112
Other revenues	8,500	10,873	(2,373)	(22)
Total revenues	$234,157	$187,437	$46,720	25

Expenses
Personnel	$89,525	$71,631	$17,894	25%
Amortization and depreciation	39,762	37,903	1,859	5
Provision for credit losses	23,643	2,675	20,968	784
Interest expense on corporate debt	2,860	3,652	(792)	(22)
Other operating expenses	18,090	15,492	2,598	17
Total expenses	$173,880	$131,353	$42,527	32
Income from operations	$60,277	$56,084	$4,193	7
Income tax expense	12,672	12,024	648	5
Net income before noncontrolling interests	$47,605	$44,060	$3,545	8
Less: net income (loss) from noncontrolling interests	(224)	(158)	(66)	42
Walker & Dunlop net income	$47,829	$44,218	$3,611	8

Overview

For the three months ended March 31, 2020, revenues increased by 25%, mainly driven by the increase in loan origination and debt brokerage fees, net and fair value of expected net cash flows from servicing, net. The increases in the aforementioned revenue line items are primarily related to an increase in mortgage banking volumes. The Company rate locked the largest loan portfolio in its history during the first quarter 2020: a $2.1 billion portfolio of largely affordable housing units across the country. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The decrease in net warehouse interest income was related to a decrease in net warehouse interest income from loans held for investment due to a decrease in the net spread, partially offset by an increase in net warehouse interest income from loans held for sale. Escrow earnings and other interest income decreased due to a decrease in the earnings rate slightly offset by an increase in the average escrow balance. The increase in property sales broker fees was principally due to an increase in property sale volume.

For the three months ended March 31, 2020, expenses increased by 32 percent, primarily driven by an increase in salaries and benefits expenses and an increase in the provision for credit losses. The increase in salaries and benefits expenses was due primarily to an increase in the average headcount and commissions due to an increase in origination fees and property sales broker fees. The increase in provision for credit losses was mainly due to an increase in the forecast for losses due to the COVID-19 Crisis. Other expense increases resulted from increased amortization and depreciation expense as the average MSR balance increased period over period and increased operating expenses due to an increase in the average headcount.

Revenues

Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net.  The following tables provide additional information that helps explain changes in loan origination and debt brokerage fees, net and fair value of expected net cash flows from servicing, net period over period:

	Mortgage Banking Volume by Product Type
	For the three months ended
	March 31,
	2020	2019
Fannie Mae	43%	38%
Freddie Mac	10	30
Ginnie Mae - HUD	4	3
Brokered	42	28
Principal Lending and Investing	1	1

	For the three months ended
	March 31,
(dollars in thousands)	2020	2019
Origination Fees	$76,373	$57,797
Dollar Change	$18,576
Percentage Change	32%
MSR Income (1)	$68,000	$40,938
Dollar Change	$27,062
Percentage Change	66%
Origination Fee Rate (2) (basis points)	79	111
Basis Point Change	(32)
Percentage Change	(29)%
MSR Rate (3) (basis points)	71	79
Basis Point Change	(8)
Percentage Change	(10)%
Agency MSR Rate (4) (basis points)	123	110
Basis Point Change	13
Percentage Change	12%
(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total mortgage banking volume.

(3)	MSR income as a percentage of total mortgage banking volume.
(4)	MSR income as a percentage of Agency mortgage banking volume.

The increases in origination fees and MSR income for the three months ended March 31, 2020 were related primarily to an 84% increase in total mortgage banking volume year over year, slightly offset by less favorable transaction mix, leading to a decrease in origination fee rate and MSR rate. During the three months ended March 31, 2020, 57% of our total mortgage banking volume related to Agency loans compared to 71% during the three months ended March 31, 2019. The decline in the origination fee rate was due to the higher mix of brokered originations and the impact of the large portfolio transaction on the Fannie Mae origination fee rate in the first quarter.  The decline in MSR rate resulted from the lower mix of Agency business and a 23% period-over-period decline in the weighted-average servicing fee rate on new Fannie Mae mortgage banking volume. The lower average servicing fee rate on new Fannie Mae business was due to the impact of the large portfolio transaction mentioned above. Large portfolios typically have lower origination and MSR rates than standard flow business. The increase in Agency MSR rate resulted from the greater mix of Fannie Mae business, which generally carries a higher MSR rate than the other Agency lending products.

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

	Servicing Fees Details
	For the three months ended
	March 31,
(dollars in thousands)	2020	2019
Average Servicing Portfolio	$93,939,646	$86,596,591
Dollar Change	$7,343,055
Percentage Change	8%
Average Servicing Fee (basis points)	23.3	24.2
Basis Point Change	(0.9)
Percentage Change	(4)%

Net Warehouse Interest Income.  The decrease was principally related to a decrease in net warehouse interest income from loans held for investment (“LHFI”), partially offset by an increase in net warehouse interest income from loans held for sale (“LHFS”). The decrease in net warehouse interest income from LHFI was largely the result of a significant decrease in the average net spread as shown below, partially offset by a small increase in the average balance. The decline in the net spread on LHFI is due to the payoff of a large loan for which there were no warehouse borrowings.  The increase in net warehouse interest income from LHFS was primarily the result of a significant increase in the net spread as shown below, partially offset by a decrease in the average balance. The increase in the LHFS net spread was the result of a greater decrease in the short-term interest rates on which our borrowings are based than in the long-term interest rates on which the majority of our loans held for sale are based.

	Net Warehouse Interest Income Details
	For the three months ended
	March 31,
(dollars in thousands)	2020	2019
Average LHFS Outstanding Balance	$796,238	$992,756
Dollar Change	$(196,518)
Percentage Change	(20)%
LHFS Net Spread (basis points)	75	1
Basis Point Change	74
Percentage Change	7400%
Average LHFI Outstanding Balance	$437,164	$411,717
Dollar Change	$25,447
Percentage Change	6%
LHFI Net Spread (basis points)	366	679
Basis Point Change	(313)
Percentage Change	(46)%

Escrow Earnings and Other Interest Income.  The decrease was due to a decrease in the average earnings rates period over period, slightly offset by an increase in the average balance of escrow accounts. The increase in the average balance was due to an increase in the average servicing portfolio. The decrease in the average earnings rate was due to a decrease in short-term interest rates, upon which our earnings rates are based, over the past 12 months as discussed above in the “Overview of Current Business Environment” section.

Property Sales Broker Fees.  The increase for the three months ended March 31, 2020 the result of increased property sales volume due to additions of property sales brokers over the past year.

Expenses

Personnel.  The increase was primarily the result of a $5.4 million increase in salaries and benefits and a $1.6 million increase in other personnel costs, both due to acquisitions and hiring to support our growth, resulting in an increase in the average headcount from 732 in 2019 to 837 in 2020. Additionally, the accrual for subjective bonuses increased $1.7 million due to the increase in the average headcount period over period.  Commission costs increased $11.0 million due to the increase in origination fees and property sales broker fees noted previously. Lastly, stock compensation expense decreased $1.8 million primarily due to the expected impact of the COVID-19 Crisis, which decreased the accrual for our performance share plans.

Amortization and Depreciation.  The increase was primarily attributable to loan origination activity and the resulting growth in the average MSR balance. Over the past 12 months, we have added $44.5 million of MSRs, net of amortization and write offs due to prepayment.

Provision for Credit Losses.  The increase was primarily attributable to the increase in the calculated CECL reserve for our at risk Fannie Mae servicing portfolio. As of March 31, 2020, the CECL reserve was $57.2 million compared to $34.7 million as of the date of the adoption of the CECL accounting standards on January 1, 2020. The significant increase in the CECL reserve was principally related to the forecasted economic impacts of the COVID-19 Crisis. As a result of the COVID-19 Crisis, the charge-off rate for the forecast period increased from one basis point as of January 1, 2020 to seven basis points as of March 31, 2020.

Income Tax Expense.  For the three months ended March 31, 2020, the increase in income tax expense related primarily to the 7% increase in income from operations and a slight decrease in excess tax benefits recognized year over year, partially offset by a decrease in the estimated annual effective tax rate as we expect less of our executive compensation to be limited by Section 162(m) of the Internal Revenue Code in 2020 than 2019.

We do not expect our annual estimated effective tax rate to differ significantly from the 26.0% rate estimated for the three months ended March 31, 2020 as the vast majority of our equity compensation plans vest in the first quarter. Accordingly, we expect an estimated effective tax rate of between 26% and 27% for the remainder of the year.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision for credit losses net of write-offs, stock-based incentive compensation charges, and non-cash revenues such as the fair value of expected net cash flows from servicing, net. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended
	March 31,
(in thousands)	2020	2019
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$47,829	$44,218
Income tax expense	12,672	12,024
Interest expense on corporate debt	2,860	3,652
Amortization and depreciation	39,762	37,903
Provision (benefit) for credit losses	23,643	2,675
Net write-offs	—	—
Stock compensation expense	5,363	7,150
Fair value of expected net cash flows from servicing, net (1)	(68,000)	(40,938)
Adjusted EBITDA	$64,129	$66,684
(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three months ended March 31, 2020 and 2019.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Origination fees	$76,373	$57,797	$18,576	32%
Servicing fees	55,434	52,199	3,235	6
Net warehouse interest income	5,495	7,021	(1,526)	(22)
Escrow earnings and other interest income	10,743	14,068	(3,325)	(24)
Other revenues	18,336	15,572	2,764	18
Personnel	(84,162)	(64,481)	(19,681)	31
Net write-offs	—	—	—	N/A
Other operating expenses	(18,090)	(15,492)	(2,598)	17
Adjusted EBITDA	$64,129	$66,684	$(2,555)	(4)

See the table above for the components of the change in adjusted EBITDA for the three months ended March 31, 2020. The increase in origination fees was primarily related to an increase in debt financing volumes. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of new loan originations. The decrease in net warehouse interest income was related to a decrease in net warehouse interest income from loans held for investment due to a decrease in the net spread, partially offset by an increase in net warehouse interest income from loans held for sale. Escrow earnings and other interest income decreased as a result of a decrease in the average earnings rate slightly offset by an increase in the average escrow balance outstanding. Other revenues increased primarily due to increases in property sales broker fees slightly offset by a decrease in prepayment fees and losses from certain investments accounted for under the equity method. The increase in personnel expense was primarily the result of the commissions from the increase in debt financing volumes and the increase in average headcount, resulting in increased in salaries and benefits, other personnel costs, and commission costs. Other operating expenses increased largely due to increased occupancy costs due to the larger average headcount period over period and increased marketing expenses for various business initiatives.

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

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. Our cash flows from investing activities also include the funding and repayment of loans held for investment, contributions to and distributions from joint ventures, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2020 and 2019.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the three months ended March 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Net cash used in operating activities	$(292,626)	$(135,362)	$(157,264)	116%
Net cash provided by investing activities	35,910	12,385	23,525	190
Net cash provided by financing activities	364,747	136,475	228,272	167
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	244,597	133,846	110,751	83

Cash flows used in operating activities
Net use of cash for loan origination activity	$(321,537)	$(151,039)	$(170,498)	113%
Net cash provided by operating activities, excluding loan origination activity	28,911	15,677	13,234	84

Cash flows from investing activities
Net purchases of pledged available-for-sale securities	$(1,289)	$(4,078)	$2,789	(68)%
(Investments in) joint ventures, net	(6,455)	(1,679)	(4,776)	284
Acquisitions, net of cash received	(43,784)	(7,180)	(36,604)	510

Originations of loans held for investment	—	(33,362)	33,362	(100)
Total principal collected on loans held for investment	88,779	60,145	28,634	48
Net payoff of (investment in) loans held for investment	$88,779	$26,783	$61,996	231%

Cash flows from financing activities
Borrowings of warehouse notes payable, net	$419,763	$151,814	$267,949	176%
Borrowings of interim warehouse notes payable	29,898	21,976	7,922	36
Repayments of interim warehouse notes payable	(49,850)	—	(49,850)	N/A
Repurchase of common stock	(26,737)	(24,159)	(2,578)	11
Cash dividends paid	(11,347)	(9,319)	(2,028)	22
Proceeds from issuance of common stock	6,369	4,187	2,182	52

Changes in cash flows from operating activities were driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows from operating activities is primarily attributable to the use of $0.3 billion for the funding of loan originations, net of sales of loans to third parties during the first three months of 2020 compared to the use of $0.2 billion for the funding of loan originations, net of sales to third parties during the first three months of 2019. Excluding cash used for the origination and sale of loans, net cash provided by operations was $28.9 million during the first three months of 2020 compared to net cash provided by operations of $15.7 million during the first three months of 2019. One of the primary drivers of the increase was a $21.0 million larger non-cash provision for credit losses in 2020 compared to 2019, resulting in a larger positive adjustment to net income before noncontrolling interests, partially offset by various unfavorable adjustments to net income before noncontrolling interests.

The change in cash provided by investing activities is primarily attributable to an increase in the net payoff of loans held for investment and a decrease in the net purchases of pledged AFS securities, offset by an increase in cash paid for acquisitions and an increase in investments in joint ventures. The net payoff of loans held for investment during the first three months of 2020 was $88.8 million compared to a net investment of $26.8 million during the first three months of 2019. The reduction in purchases of pledged AFS securities is due to several prepayments of AFS securities that occurred in 2020, with no comparable activity in 2019. The increase in cash used for acquisitions is due to a year-over-year increase in the size and number of companies acquired. The increase in the cash invested in joint ventures was the result of increased origination activity at the Interim Program JV year over year. During the three months ended March 31, 2020, the Interim Program JV had a larger level of net loan originations than in the prior year, resulting in a larger level of capital invested by us in the Interim Program JV.

The change in cash provided by financing activities was primarily attributable to the change in net warehouse borrowings period to period and an increase in proceeds from issuance of common stock, partially offset by increases in repurchases of common stock, cash dividends paid, and net repayments of interim warehouse notes payable. The change in net borrowings of warehouse notes payable during the first three months of 2020 was due to a larger increase in the unpaid principal balance of LHFS funded by Agency Warehouse Facilities (as defined below) from December 31, 2019 to March 31, 2020 than from December 31, 2018 to March 31, 2019. During 2020, the unpaid principal balance of LHFS funded by Agency Warehouse Facilities increased $321.5 million from their December 31, 2019 balance compared to an increase of $151.0 million during the same period in 2019. Additionally, as of December 31, 2019, we funded $109.0 million of the LHFS with our own cash, resulting in lower repayments of warehouse notes payable for the three months ended March 31, 2020 than during the same period in 2019.

The change in net borrowings of interim warehouse notes payable was principally due to interim loan origination and repayment activity period over period. During 2019, we originated several loans that were fully funded with corporate cash and had multiple payoffs of loans. During 2020, we had minimal origination activity and significant payoff activity. The slight increase in cash used for share repurchases is primarily related to an increase in share repurchases under stock buyback programs year over year. The increase in cash dividends paid is the result of our increasing the dividends paid per share by 20% year over year. The increase in the proceeds from the issuance of common stock is related to a year-over-year increase in the number of stock options exercised, as 81 thousand shares were exercised during the first three months of 2020 with no comparable activity in the first three months of 2019.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of (i) short-term liquidity necessary to fund loans held for sale; (ii) liquidity necessary to fund loans held for investment under the Interim Program; (iii) liquidity necessary to pay cash dividends; (iv) liquidity necessary to fund our portion of the equity necessary for the operations of the Interim Program JV; (v) working capital to support our day-to-day operations, including servicing advances debt service payments and payments for salaries, commissions, and income taxes; and (vi) working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. Due to recent market developments as a result of the COVID-19 Crisis, we expect to experience an increase in our short term cash flow needs for servicing advances of principal and interest and guarantee fees related to certain Fannie Mae and HUD loans that are serviced and asset-managed by us and that are currently delinquent or in forbearance. The advances for principal and interest are guaranteed to be repaid to us by Fannie Mae and HUD.

Fannie Mae has established standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the March 31, 2020 requirements. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At March 31, 2020, the net worth requirement was $200.7 million and our net worth, as defined in the requirements, was $763.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2020, we were required to maintain at least $39.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2020, we had operational liquidity, as defined in the requirements, of $291.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.36 in the first quarter of 2020, which is 20% higher than the quarterly dividends paid in 2019. Based upon the Company’s financial performance for the three months ended March 31, 2020, strong cash position, and projected future liquidity needs, on May 5, 2020, the Company’s Board of Directors declared a dividend of $0.36 per share for the second quarter of 2020. The dividend will be paid June 5, 2020 to all holders of record of the Company’s restricted and unrestricted common stock as of May 20, 2020. Over the past three years, we have returned $165.1 million to investors in the form of the repurchase of 1.9 million shares of our common stock under share repurchase programs for a cost of $89.8 million and cash dividend payments of $79.9 million. Additionally, we have invested $170.7 million in acquisitions and the purchase of mortgage servicing rights. We use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of March 31, 2020, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $80.8 million and $10.6 million to fully fund loans held for sale. In response to the pullback in lending on transitional properties as a result of the COVID-19 Crisis, we have temporarily ceased originating new loans held for investment while we wait for the impacts of the Crisis to be better understood. We continually seek opportunities to execute additional acquisitions and purchases of mortgage servicing rights and complete such acquisitions if the economics of these acquisitions are favorable. In February 2020, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2020. As of March 31, 2020 we repurchased $0.2 million shares under the 2020 repurchase program for an aggregate cost of $10.2 million and had $39.8 million of remaining capacity under that program. These purchases were made prior to the escalation of the COVID-19 Crisis in mid-March 2020 and future purchases are unlikely until the impacts of the Crisis on the economy and the Company’s liquidity are better understood.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations and warehouse facilities will continue to be sufficient for us to meet our current obligations and funding requirements for the foreseeable future, including any additional advance obligations that may be required under our Fannie Mae and HUD loan servicing agreements due to the impacts of the COVID-19 Crisis.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and multifamily Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of March 31, 2020, we held substantially all collateral in Agency MBS. Additionally, the majority of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2020 collateral requirements as outlined above. As of March 31, 2020, reserve requirements for the DUS loan portfolio will require us to fund $68.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2020.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of March 31, 2020.

	March 31, 2020
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$350,000	$200,000	$550,000	$173,125	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	500,000	300,000	800,000	207,948	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	—	500,000	303,605	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	141,921	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	500,000	500,000	207,317	30-day LIBOR plus 1.15%
Total National Bank Agency Warehouse Facilities	$1,700,000	$1,000,000	$2,700,000	$1,033,916
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	51,235
Total Agency Warehouse Facilities	$1,700,000	$2,500,000	$4,200,000	$1,085,151

Interim Warehouse Facility #1	$135,000	$—	$135,000	$100,300	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	49,256	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	75,000	75,000	150,000	42,741	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	—	30-day LIBOR plus 1.75%
Interim Warehouse Facility #5[1]	29,184	—	29,184	29,184	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$439,184	$75,000	$514,184	$221,481
Total warehouse facilities	$2,139,184	$2,575,000	$4,714,184	$1,306,632

1 Interim warehouse facility #5 bears interest at 30-day LIBOR plus 3.00%, with an interest rate floor of 4.50%

Agency Warehouse Facilities

At March 31, 2020, to provide financing to borrowers under the Agencies’ programs, we have five committed and uncommitted warehouse lines of credit in the amount of $2.7 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Five of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

Agency Warehouse Facility #1

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 26, 2020. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $200.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement in 2020.

Agency Warehouse Facility #2

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on September 8, 2020. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day LIBOR plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During April 2020, the Company executed the fifth amendment to the warehouse agreement related to Agency Warehouse Facility #2 that temporarily increased the size of the facility by $2.4 billion to $3.2 billion. The temporary increase expires 60 days after the loans are funded. No other material modifications have been made to the agreement in 2020.

Agency Warehouse Facility #3

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that was scheduled to expire on April 30, 2020. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. During the second quarter of 2020, the Company executed the 11th amendment to the warehouse agreement related to this facility that extended the maturity date to April 30, 2021 for the committed borrowing capacity and added $265.0 million in uncommitted borrowing capacity that bears interest at the same rate and has the same maturity date as the committed facility. No other material modifications have been made to the agreement during 2020.

Agency Warehouse Facility #4

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 4, 2020. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, FHA, and defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 115 basis points. No material modifications have been made to the agreement during 2020.

Agency Warehouse Facility #5

We have a warehousing credit and security agreement with a national bank for a $500.0 million uncommitted warehouse line that is scheduled to mature on August 5, 2020. The Company can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. No material modifications have been made to the agreement during 2020.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have five committed and uncommitted warehouse facilities with certain national banks in the aggregate amount of $514.2 million as of March 31, 2020 (“Interim Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually, one is a revolving commitment we expect to renew every two years, and one is a commitment that matures according to the maturity dates of the underlying loans. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1

We have a $135.0 million committed warehouse line agreement with a national bank that was scheduled to mature on April 30, 2020. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2020, the Company executed the 11th amendment to the credit and security agreement related to this facility that extended the maturity date to April 30, 2021. No other material modifications have been made to the agreement during 2020.

Interim Warehouse Facility #2

We have a $100.0 million committed warehouse line agreement with a national bank that is scheduled to mature on December 13, 2021. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. All borrowings bear interest at 30-day LIBOR plus 165 basis points.  The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications were made to the agreement during 2020.

Interim Warehouse Facility #3

We have a $75.0 million repurchase agreement with a national bank that is scheduled to mature on May 18, 2020. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 1.90% to 2.50% (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications have been made to the agreement during 2020.

Interim Warehouse Facility #4

We had a $100.0 million committed warehouse credit and security agreement that was scheduled to mature on April 30, 2020. The Company elected to allow Interim Warehouse Facility #4 to expire according to its terms on April 30, 2020.

Interim Warehouse Facility #5

During the first quarter of 2020, we executed a loan and security agreement to establish Interim Warehouse Facility #5. The $29.2 million committed warehouse loan and security agreement with a national bank funds two specific loans. The agreement provides for maturity dates to coincide with the maturity dates for the underlying two specific loans. Based on the current underlying loans, the maximum allowable loan term is two and a half years. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 300 basis points, with a floor of 450 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. The committed warehouse loan and security agreement has only two financial covenants, both of which are similar to the other Interim Warehouse Facilities. We may request additional capacity under the agreement to fund specific loans.

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of March 31, 2020, we were in compliance with all of our warehouse line covenants.

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

We are obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to $0.7 million on the last business day of each of March, June, September, and December. The Term Loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Credit Agreement. The final principal installment of the Term Loan is required to be paid in full on November 7, 2025 (or, if earlier, the date of acceleration of the Term Loan pursuant to the terms of the Credit Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan on such date (together with all accrued interest thereon).

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Term Loan Agreement are met. As of March 31, 2020, the outstanding unpaid principal balance of the term loan was $297.0 million.

The note payable and the warehouse facilities are senior obligations of the Company. The Credit Agreement contains affirmative and negative covenants, including financial covenants. As of March 31, 2020, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	March 31,
(dollars in thousands)	2020	2019
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$34,148,159	$29,810,556
Fannie Mae Modified Risk	6,973,167	6,958,339
Freddie Mac Modified Risk	52,706	52,948
Total risk-sharing servicing portfolio	$41,174,032	$36,821,843

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$44,715	$66,861
Freddie Mac No Risk	32,138,992	31,314,991
GNMA - HUD No Risk	9,750,696	9,986,488
Brokered	11,326,492	9,227,409
Total non-risk-sharing servicing portfolio	$53,260,895	$50,595,749
Total loans serviced for others	$94,434,927	$87,417,592
Interim loans (full risk) servicing portfolio	387,314	274,090
Total servicing portfolio unpaid principal balance	$94,822,241	$87,691,682

Interim Program JV Managed Loans (1)	802,559	413,421

At risk servicing portfolio (2)	$37,864,262	$33,438,052
Maximum exposure to at risk portfolio (3)	7,729,120	6,985,874
Defaulted loans	48,481	20,981
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	48,481	20,981

Defaulted loans as a percentage of the at risk portfolio	0.13%	0.06%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.17	0.02
Allowance for risk-sharing as a percentage of maximum exposure	0.83	0.10
(1)	As of March 31 2020, this balance consists of $71.1 million of loans serviced directly for the Interim Program JV partner and $731.4 million of Interim Program JV managed loans. As of March 31, 2019, this balance consists of $70.1 million of loans serviced directly for the Interim Program JV partner and $343.3 million of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

Fannie Mae DUS risk-sharing obligations are based on a tiered formula and represent substantially all of our risk-sharing activities. The risk-sharing tiers and amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb at the time of default is 20% of the origination UPB of the loan.

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

Our Fannie Mae risk-sharing cap is currently $200.0 million. Accordingly, our maximum loss exposure on any one loan is $40.0 million (such exposure would occur if the underlying collateral is determined to be completely without value at the time of loss). We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fairly compensated for the risks of the transaction.

We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on watch lists, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, and delinquency. A specific reserve is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed, and a reserve for estimated credit losses and a guaranty obligation are recorded for all other risk-sharing loans.

With the spread of the COVID-19 Crisis across the world and the resulting global social distancing and lockdown measures that have been put in place by national/state/local authorities, macroeconomic conditions have reversed from sustained strength to short-term global economic contraction, causing unemployment rates to rise sharply and a recession to ensue. The calculated CECL reserve for our at risk Fannie Mae servicing portfolio as of March 31, 2020 was $57.2 million compared to $34.7 million as of the date of adoption of the CECL accounting standard on January 1, 2020. The significant increase in the CECL reserve is principally related to the forecasted impacts of the COVID-19 Crisis.

As of March 31, 2020 and 2019, our allowance for risk-sharing obligations was $64.1 million and $6.7 million, respectively, or sixteen basis points and two basis points of the at risk balance, respectively. The Allowance for risk-sharing obligations as of March 31, 2020 was substantially comprised of the aforementioned CECL reserve.  As there was only one small defaulted loan in the at risk servicing portfolio as of March 31, 2019, the Allowance for risk-sharing obligations as of March 31, 2019 was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of March 31, 2019, using the accounting standards in place at the time.

As of March 31, 2020, loans with an aggregate UPB of $48.5 million in our at risk portfolio were in default compared to $21.0 million at March 31, 2019. For the three months ended March 31, 2020 and 2019, our provisions for risk-sharing obligations were $22.5 million and $2.1 million, respectively. For the three months ended March 31, 2020, the provision was entirely the result of an increase in the forecasted losses resulting from the COVID-19 Crisis. For the three months ended March 31, 2019, the majority of the provision was associated with a loan that defaulted during the period.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

NOTE 2 to the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q contains a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. Those accounting pronouncements will not have a significant impact on our business activities or compliance with our debt covenants.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of March 31, 2020 and 2019 was 99 basis points and 250 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

(in thousands)	As of March 31,
Change in annual escrow earnings due to:	2020	2019
100 basis point increase in 30-day LIBOR	$21,008	$19,661
100 basis point decrease in 30-day LIBOR (1)	(20,686)	(19,661)

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

(in thousands)	As of March 31,
Change in annual net warehouse interest income due to:	2020	2019
100 basis point increase in 30-day LIBOR	$(2,640)	$(3,249)
100 basis point decrease in 30-day LIBOR (1)	2,614	3,249

All of our corporate debt is based on 30-day LIBOR, with a 30-day LIBOR floor of 100 basis points. The following table shows the impact on our annual income from operations due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

(in thousands)	As of March 31,
Change in annual income from operations due to:	2020	2019
100 basis point increase in 30-day LIBOR	$(2,970)	$(2,993)
100 basis point decrease in 30-day LIBOR (1)	2,940	2,993
(1)	The decrease in 2020 was limited to 99 basis points as 30-day LIBOR as of March 31, 2020 was less than 100 basis points.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $25.8 million as of March 31, 2020, compared to $27.2 million as of March 31, 2019. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of March 31, 2020, 87% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 86% as of March 31, 2019; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2019 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). Except as described below, there have been no material changes from the disclosures provided in the 2019 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

The recent COVID-19 pandemic outbreak could negatively impact our business and results of operations.

We face risks related to the recent outbreak of the COVID-19 Crisis, which has been declared a pandemic by the World Health Organization. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that we or our customers may take in respect of this virus may result in a period of disruption, including with respect to our operations and financial results generally and could potentially impact our customers, third-party sources of capital to fund our loans or loans that we broker to third parties, and other third parties with whom we transact. Additionally, the virus may constrain or reduce our liquidity. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition, results of operations, and compliance with debt covenants. The extent to which the COVID-19 virus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, fiscal support provided by the Federal government, and the actions to contain the virus or treat its impact, among others.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2015 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2020, we purchased 219 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2020. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ending February 10, 2021. During the quarter ended March 31, 2020 we repurchased 161 thousand shares under the 2020 share repurchase program. These purchases were made prior to the escalation of the COVID-19 Crisis in mid-March 2020, and future purchases are unlikely until the impacts of the COVID-19 Crisis on the economy and the Company’s liquidity are better understood. The Company had $39.8 million of authorized share repurchase capacity remaining as of March 31, 2020. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2020:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2020	4,159	$66.37	—	$45,792,802
February 1-29, 2020	207,314	77.90	20,000	48,608,412
March 1-31, 2020	168,625	61.13	140,712	39,782,219
1st Quarter	380,098	$70.33	160,712

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Fifth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 23, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020).

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

Date: May 6, 2020	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 6, 2020	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer