Form 10-Q/A
period 2020-03-31
Walker & Dunlop, Inc.
filed 2020-07-31
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) of Walker & Dunlop, Inc. (the “Company”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2020 (the “Original Filing”). As a result of a typographical and clerical error, the Sections 302 and 906 Certifications attached as Exhibits 31.1, 31.2 and 32 to the Original Filing included incorrect dates. This Form 10-Q/A is being filed solely to include revised Sections 302 and 906 Certifications that reference the correct dates.

Because the Company is refiling the Sections 302 and 906 Certifications, it is required to refile with this Form 10-Q/A the Original Filing in its entirety as amended by this Form 10-Q/A. Except for the revisions specified in this Explanatory Note, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or otherwise update any disclosures contained in the Original Filing, which continues to speak as of the original date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the Original Filing.

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

Date: July 31, 2020	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: July 31, 2020	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer