Form 10-Q
period 2020-06-30
Walker & Dunlop, Inc.
filed 2020-08-05
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 29, 2020, there were 31,104,094 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Cash and cash equivalents	$275,202	$120,685
Restricted cash	10,894	8,677
Pledged securities, at fair value	128,296	121,767
Loans held for sale, at fair value	1,733,598	787,035
Loans held for investment, net	404,527	543,542
Mortgage servicing rights	778,269	718,799
Goodwill and other intangible assets	251,165	182,959
Derivative assets	27,085	15,568
Receivables, net	50,188	52,146
Other assets	133,825	124,021
Total assets	$3,793,049	$2,675,199

Liabilities
Warehouse notes payable	$1,863,654	$906,128
Note payable	292,819	293,964
Guaranty obligation, net of accumulated amortization	54,872	54,695
Allowance for risk-sharing obligations	69,191	11,471
Derivative liabilities	13,739	36
Performance deposits from borrowers	11,696	7,996
Other liabilities	396,527	358,624
Total liabilities	$2,702,498	$1,632,914

Equity
Preferred shares, authorized 50,000; none issued.	$—	$—
Common stock, $0.01 par value. Authorized 200,000; issued and outstanding 30,369 shares at June 30, 2020 and 30,035 shares at December 31, 2019.	304	300
Additional paid-in capital ("APIC")	238,094	237,877
Accumulated other comprehensive income (loss) ("AOCI")	249	737
Retained earnings	851,904	796,775
Total stockholders’ equity	$1,090,551	$1,035,689
Noncontrolling interests	—	6,596
Total equity	$1,090,551	$1,042,285
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$3,793,049	$2,675,199

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Loan origination and debt brokerage fees, net	$77,907	$65,610	$154,280	$123,407
Fair value of expected net cash flows from servicing, net	90,369	41,271	158,369	82,209
Servicing fees	56,862	53,006	112,296	105,205
Net warehouse interest income	9,401	6,411	14,896	13,432
Escrow earnings and other interest income	2,671	14,616	13,414	28,684
Other revenues	15,615	19,411	33,727	34,825
Total revenues	$252,825	$200,325	$486,982	$387,762

Expenses
Personnel	$106,920	$84,398	$196,445	$156,029
Amortization and depreciation	42,317	37,381	82,079	75,284
Provision for credit losses	4,903	961	28,546	3,636
Interest expense on corporate debt	2,078	3,777	4,938	7,429
Other operating expenses	13,069	16,830	31,159	32,322
Total expenses	$169,287	$143,347	$343,167	$274,700
Income from operations	$83,538	$56,978	$143,815	$113,062
Income tax expense	21,479	14,832	34,151	26,856
Net income before noncontrolling interests	$62,059	$42,146	$109,664	$86,206
Less: net income (loss) from noncontrolling interests	—	(50)	(224)	(208)
Walker & Dunlop net income	$62,059	$42,196	$109,888	$86,414
Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on pledged available-for-sale securities	1,430	666	(487)	967
Walker & Dunlop comprehensive income	$63,489	$42,862	$109,401	$87,381

Basic earnings per share (NOTE 10)	$1.98	$1.36	$3.52	$2.80
Diluted earnings per share (NOTE 10)	$1.95	$1.33	$3.44	$2.72

Basic weighted average shares outstanding	30,352	29,985	30,288	29,834
Diluted weighted average shares outstanding	30,860	30,744	30,960	30,720

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income before noncontrolling interests	$109,664	$86,206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(158,369)	(82,209)
Change in the fair value of premiums and origination fees	(25,459)	938
Amortization and depreciation	82,079	75,284
Provision for credit losses	28,546	3,636
Originations of loans held for sale	(10,281,562)	(7,913,982)
Sales of loans to third parties	9,381,412	7,696,034
Other operating activities, net	41,046	(25,111)
Net cash provided by (used in) operating activities	$(822,643)	$(159,204)

Cash flows from investing activities
Capital expenditures	$(1,539)	$(3,392)
Purchases of equity-method investments	(850)	—
Purchases of pledged available-for-sale ("AFS") securities	(14,155)	(7,562)
Proceeds from prepayment of pledged debt AFS securities	4,739	—
Distributions from (investments in) joint ventures, net	(6,470)	(18,518)
Acquisitions, net of cash received	(46,784)	(7,180)
Originations of loans held for investment	—	(83,402)
Principal collected on loans held for investment upon payoff	139,030	150,761
Net cash provided by (used in) investing activities	$73,971	$30,707

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,009,302	$129,412
Borrowings of interim warehouse notes payable	33,127	54,757
Repayments of interim warehouse notes payable	(84,959)	(32,264)
Repayments of note payable	(1,489)	(1,500)
Proceeds from issuance of common stock	6,565	4,188
Repurchase of common stock	(27,142)	(25,915)
Purchase of noncontrolling interests	(5,216)	—
Cash dividends paid	(22,641)	(18,630)
Payment of contingent consideration	(1,641)	(6,450)
Debt issuance costs	(1,932)	(1,729)
Net cash provided by (used in) financing activities	$903,974	$101,869

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$155,302	$(26,628)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	136,566	120,348
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$291,868	$93,720

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$24,237	$36,003
Cash paid for income taxes	1,479	24,865

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or thereafter.

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

Through its agency lending products, the Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). Through its debt brokerage products, the Company brokers, and in some cases services, loans for various life insurance companies, commercial banks, and other institutional investors, in which cases the Company does not fund the loan.

The Company also provides a variety of commercial real estate debt and equity solutions through its principal lending and investing products, including interim loans, and preferred equity on commercial real estate properties. Interim loans on multifamily properties are offered (i) through the Company and recorded on the Company’s balance sheet (the “Interim Program”) and (ii) through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., in which the Company holds a 15% ownership interest (the “Interim Program JV”). Interim loans on all commercial real estate property types are also offered through separate accounts managed by the Company’s subsidiary, Walker & Dunlop Investment Partners (“WDIP”), formerly named JCR Capital Investment Corporation.

The Company brokers the sale of multifamily properties through its wholly owned subsidiary, Walker & Dunlop Investment Sales (“WDIS”). In some cases, the Company also provides the debt financing for the property sale.

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

Coronavirus Disease—In January 2020, the first cases of a novel strain of the coronavirus known as Coronavirus Disease 2019 (“COVID-19” or, “the virus”) were reported in the U.S., and in March 2020 the World Health Organization recognized the virus as a global pandemic. In the months since, the COVID-19 pandemic has caused significant global economic disruption as a result of the measures taken by countries and local municipalities to contain the spread of the virus (the “COVID-19 Crisis” or the “Crisis”). In the U.S., the only country that the Company operates in, Federal, state and local authorities have taken actions to both contain the spread of the virus while simultaneously providing substantial liquidity to Americans, domestic businesses, and the financial markets in an effort to mitigate the adverse financial impact of the virus.

The COVID-19 Crisis has not had a material impact on the Company’s operations, its cash flows, or the amount and availability of its liquidity. Although it is not possible to reliably estimate the extent and duration of the COVID-19 Crisis as of the date of this quarterly report on Form 10-Q, management has made adjustments to the carrying values of the Company’s liabilities impacted by the Crisis based on its best estimates and assumptions including the Company’s estimate of future expected credit losses under both the Fannie Mae Delegated Underwriting and ServicingTM (“DUS”) program and the loans originated for the Company balance sheet. The Company continues to generate positive cash flow to support its business activities as its most significant capital relationships (Fannie Mae, Freddie Mac and HUD) have not been meaningfully affected by the Crisis. In addition, the financial institutions with which the Company partners to provide warehouse financing do not appear to have been materially impacted by the Crisis, and there has not been, and we do not expect there to be, any disruption to the amount or availability of liquidity necessary to support the Company’s operations.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2020. There have been no material events that would require recognition in the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2020. No other material subsequent events have occurred that would require disclosure.

Derivative Assets and Liabilities—Loan commitments can meet the definition of derivative asset and are recorded at fair value in the Condensed Consolidated Balance Sheets upon the executions of the commitment to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue in the Condensed Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees (included in Derivative assets in the Condensed Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Condensed Consolidated Income Statements), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the risk-sharing obligation (or the “guaranty obligation;” included in Derivative assets in the Condensed Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Income Statements), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet are greater than the combination of (i) and (ii) above. Forward sales commitments can meet the definition of either a derivative asset or derivative liability depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. The co-broker fees for the three months ended June 30, 2020 and 2019 were $7.9 million and $5.4 million, respectively, and $15.3 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively. The fair value of expected guaranty obligation recognized at commitment for the three months ended June 30, 2020 and 2019 were $1.3 million and $4.4 million respectively, and $2.6 million and $8.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

In determining the fair value of the guaranty obligation, the Company considers the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan discounted using a rate consistent with what is used for the calculation of the mortgage servicing right for each loan. The estimated life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty. Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period, unless the loan defaults or is paid off prior to maturity, using the straight-line method as a component of and reduction to Amortization and depreciation in the Condensed Consolidated Statements of Income.

Overall CECL Approach

The Company uses the weighted-average remaining maturity method (“WARM”) for calculating its allowance for risk-sharing obligations, the Company’s liability for the off-balance-sheet credit exposure associated with the Fannie Mae at risk DUS loans. WARM uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the current expected credit losses (“CECL”) reserve. The average annual charge-off rate is applied to the unpaid principal balance (“UPB”) over the contractual term, further adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below.

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

The weighted-average annual charge-off rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year period is used as the Company believes that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. This approach captures the adverse impact of the years following the great financial crisis of 2007-2010 because multifamily commercial loans have a lag period from the time of initial distress indications through the timing of loss settlement. The same loss rate is utilized across each loan term type as the Company is not aware of any historical or industry-published data to indicate there is any difference in the occurrence probability or loss severity for a loan based on its loan origination term.

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

As of June 30, 2020, Loans held for investment, net consisted of 19 loans with an aggregate $407.6 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $2.0 million of allowance for loan losses. As of December 31, 2019, Loans held for investment, net consisted of 22 loans with an aggregate $546.6 million of unpaid principal balance less $2.0 million of net unamortized deferred fees and costs and $1.1 million of allowance for loan losses.

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that is scheduled to mature in the third quarter of 2021. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $79.0 million and $78.3 million is presented as a component of Loans held for investment, net in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively, and the secured borrowing of $71.1 million and $70.5 million is included within Other liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. The Company does not have credit risk related to the $71.1 million of loans that were transferred.

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

Due to the forecasted economic conditions associated with the Crisis, the Company recorded a $1.1 million provision for loan losses during the three months ended March 31, 2020, and a small benefit for the three months ended June 30, 2020 as the balance of these loans decreased. The charge-off rate for the forecasted period was 36 basis points and nine basis points as of June 30, 2020 and January 1, 2020, respectively. The charge-off rate for the remaining period until maturity was nine basis points as of both June 30, 2020 and January 1, 2020.

One loan held for investment with an unpaid principal balance of $14.7 million that was originated in 2017 was delinquent, impaired, and on non-accrual status as of June 30, 2020 and December 31, 2019. The Company had a $0.6 million specific reserve for this loan as of June 30, 2020 and December 31, 2019 and has not recorded any interest related to this loan since it went on non-accrual status. All other loans were current as of June 30, 2020 and December 31, 2019. The amortized cost basis of loans that were current as of June 30, 2020 and December 31, 2019 was $391.8 million and $531.9 million, respectively. As of June 30, 2020, $162.0 million of the loans that were current were originated in 2018, while $230.9 million were originated in 2019.

Prior to 2019, the Company had not experienced any delinquencies related to its loans held for investment. The Company has never charged off any loans held for investment.

Provision for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision for credit losses consisted of the following activity for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Provision for Credit Losses (in thousands)	2020	2019	2020	2019
Provision (benefit) for loan losses	$(178)	$25	$928	$648
Provision for risk-sharing obligations	5,081	936	27,618	2,988
Provision for credit losses	$4,903	$961	$28,546	$3,636

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the loans that are held for sale or held for investment are financed with matched borrowings under one of our warehouse facilities. The portion of loans held for sale or held for investment not funded with matched borrowings is financed with the Company’s own cash. The Company fully funds a small number of loans held for sale or loans held for investment with corporate cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred, respectively, on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and six months ended June 30, 2020 and 2019 are the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Net Warehouse Interest Income (in thousands)	2020	2019	2020	2019
Warehouse interest income - loans held for sale	$17,098	$12,992	$24,501	$26,976
Warehouse interest expense - loans held for sale	(10,785)	(12,782)	(16,695)	(26,737)
Net warehouse interest income - loans held for sale	$6,313	$210	$7,806	$239

Warehouse interest income - loans held for investment	$4,763	$8,268	$11,068	$17,047
Warehouse interest expense - loans held for investment	(1,675)	(2,067)	(3,978)	(3,854)
Warehouse interest income - secured borrowings	849	920	1,695	1,808
Warehouse interest expense - secured borrowings	(849)	(920)	(1,695)	(1,808)
Net warehouse interest income - loans held for investment	$3,088	$6,201	$7,090	$13,193

Total net warehouse interest income	$9,401	$6,411	$14,896	$13,432

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table, in conjunction with the detail of Pledged securities, at fair value presented in NOTE 9, presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of June 30, 2020 and 2019 and December 31, 2019 and 2018.

	June 30,		December 31,
(in thousands)	2020	2019	2019	2018
Cash and cash equivalents	$275,202	$74,184	$120,685	$90,058
Restricted cash	10,894	15,454	8,677	20,821
Pledged cash and cash equivalents (NOTE 9)	5,772	4,082	7,204	9,469
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$291,868	$93,720	$136,566	$120,348

Income Taxes—The Company records the realizable excess tax benefits from stock compensation as a reduction to income tax expense. The Company recorded realizable excess tax benefits of $0.1 million and zero during the three months ended June 30, 2020 and 2019, respectively, and $3.1 and $3.4 million during the six months ended June 30, 2020 and 2019, respectively.

Contracts with Customers—Substantially all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30,		June 30,
Description (in thousands)	2020	2019	2020	2019	Statement of income line item
Certain loan origination fees	$8,689	$15,381	$30,037	$26,912	Loan origination and debt brokerage fees, net
Property sales broker fees, investment management fees, assumption fees, application fees, and other	8,210	11,445	23,274	20,407	Other revenues
Total revenues derived from contracts with customers	$16,899	$26,826	$53,311	$47,319

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2019 Form 10-K, except for the changes to the Company’s accounting policies related to the allowance for risk-sharing obligations and allowance for loan losses in connection with the adoption of a new accounting standard as disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of June 30, 2020.

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

The fair values of the MSRs at June 30, 2020 and December 31, 2019 were $959.0 million and $910.5 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at June 30, 2020 is a decrease in the fair value of $28.6 million.

The impact of a 200-basis point increase in the discount rate at June 30, 2020 is a decrease in the fair value of $55.5 million.

These sensitivities are hypothetical and should be used with caution. These hypothetical scenarios do not include interplay among assumptions and are estimated as a portfolio rather than for individual assets.

Activity related to capitalized MSRs for the three and six months ended June 30, 2020 and 2019 is shown in the table below:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of MSRs (in thousands)	2020	2019	2020	2019
Beginning balance	$722,486	$677,946	$718,799	$670,146
Additions, following the sale of loan	99,589	48,695	143,803	95,797
Amortization	(36,706)	(34,267)	(71,924)	(68,470)
Pre-payments and write-offs	(7,100)	(4,347)	(12,409)	(9,446)
Ending balance	$778,269	$688,027	$778,269	$688,027

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of June 30, 2020 and December 31, 2019:

Components of MSRs (in thousands)	June 30, 2020	December 31, 2019
Gross Value	$1,281,002	$1,201,542
Accumulated amortization	(502,733)	(482,743)
Net carrying value	$778,269	$718,799

The expected amortization of MSRs recorded as of June 30, 2020 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Six Months Ending December 31,
2020	$72,786
Year Ending December 31,
2021	$136,659
2022	122,719
2023	109,200
2024	94,794
2025	75,945
Thereafter	166,166
Total	$778,269

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the three and six months ended June 30, 2020 and 2019 is presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Guaranty Obligation (in thousands)	2020	2019	2020	2019
Beginning balance	$55,758	$49,376	$54,695	$46,870
Additions, following the sale of loan	1,608	4,731	3,470	9,594
Amortization	(2,494)	(2,347)	(4,761)	(4,696)
Other	—	(346)	1,468	(354)
Ending balance	$54,872	$51,414	$54,872	$51,414

Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2020 and 2019 is shown in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Allowance for Risk-sharing Obligations (in thousands)	2020	2019	2020	2019
Beginning balance	$64,110	$6,682	$11,471	$4,622
Adjustment related to adoption of ASU 2016-13	—	—	31,570	—
Provision (benefit) for risk-sharing obligations	5,081	936	27,618	2,988
Write-offs	—	—	—	—
Other	—	346	(1,468)	354
Ending balance	$69,191	$7,964	$69,191	$7,964

As of January 1, 2020, the Company recognized the CECL transition adjustment based on its assessment of the multifamily market and the macroeconomic environment at that time, concluding that the projections for the coming year were for continued strong performance similar to the past few years. The Company’s losses have been de minimis over the past few years. Considering that the Company’s historical loss rate consisted of both strong and weak multifamily and macroeconomic periods, the Company concluded it was appropriate to adjust the loss rate downward for the forecast period. The loss factor applied for the forecast period in the WARM CECL calculation was one basis point, which approximated the average of the actual loss rate for the past two years as these conditions were expected to prevail over the course of the forecast period. The Company reverted to the actual historical loss rate of 1.76 basis points for all remaining years in the calculation.

Conditions changed significantly beginning in March 2020 due to the Crisis across the world and the resulting global social distancing and lockdown measures that were put in place by national/state/local authorities with varying expected longevities. These actions reversed macroeconomic conditions from sustained strength to short-term global economic contraction, causing unemployment rates to rise sharply and a recession to ensue.

These conditions have impacted, and are expected to continue to impact, unemployment rates and consumer incomes which are expected to have an adverse impact on multifamily occupancy rates and property cash flows in the near term, increasing the likelihood of delinquencies, loan defaults, and risk-sharing losses. The Company concluded that the potential impacts due to the Crisis are expected to be generally consistent with the great financial crisis of 2007-2010. However, the Company expects the Crisis will impact the multifamily market over a one-year period instead of a two-year period but result in less severe losses over the shortened time frame. The charge offs recorded by the Company during the great financial crisis of 2007-2010 totaled 12 basis points over the two-year period. The Company adjusted the charge-off rate down to seven basis points to reflect the current expected economic and operating environment based on the following:

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

The charge-off rate of seven basis points was used for the forecast period as of March 31, 2020 and June 30, 2020, with a reversion to the historical weighted average charge-off rate of 1.76 basis points for all remaining years in the calculation.

The calculated CECL reserve for the Company’s $39.9 billion at risk Fannie Mae servicing portfolio as of June 30, 2020 was $62.3 million compared to $34.7 million as of the date of adoption of ASU 2016-13 on January 1, 2020. The significant increase in the CECL reserve was principally related to the forecasted impacts of the Crisis. The weighted-average remaining life of the at risk Fannie Mae servicing portfolio as of June 30, 2020 was 7.7 years.

Two loans that defaulted in 2019, have aggregate specific reserves of $6.9 million as of June 30, 2020. The properties related to these two at risk loans were both off-campus student living facilities in the same city. The Company does not have any additional at risk loans related to student living facilities in this city.

As of June 30, 2020, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $8.3 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $100.0 billion as of June 30, 2020 compared to $93.2 billion as of December 31, 2019.

As of June 30, 2020 and December 31, 2019, custodial escrow accounts relating to loans serviced by the Company totaled $2.3 billion and $2.6 billion, respectively. These amounts are not included in the accompanying Condensed Consolidated Balance Sheets as such amounts are not Company assets. Certain cash deposits associated with the escrow accounts at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and guarantee fees for up to four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us within 60 days of the request. As of June 30, 2020, the Company had advances of $1.1 million related to loans in our Fannie Mae portfolio. The Company has borrowing capacity, as more fully described in NOTE 6, to fund these advances. The Company had an immaterial amount of borrowings related to advances on the Fannie Mae DUS portfolio as of June 30, 2020.

For loans we service under the Ginnie Mae (“HUD”) program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid, or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD or work out a payment modification for the borrower. For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease and we may then modify and resell the loan or assign the loan back to HUD, at which time we will be reimbursed for our advances. As of June 30, 2020, the Company had advances of $4.8 million for loans in our HUD portfolio.

We are not obligated to make advances on any of the other loans we service in our portfolio, including loans we service under the Freddie Mac Optigo program.

As of June 30, 2020 and December 31, 2019, the Company had $5.9 million and $2.1 million of aggregate outstanding principal and interest and tax and escrow advances, respectively. These advances are included as a component of Receivables, net in the Condensed Consolidated Balance Sheets.

NOTE 6—WAREHOUSE NOTES PAYABLE

At June 30, 2020, to provide financing for the Company’s loan origination activities, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.0 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities.

Additionally, at June 30, 2020, the Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged all of its loans held for investment for which funding is obtained against these Interim Warehouse Facilities.

The following table provides additional detail about the warehouse lines of credit at June 30, 2020:

	June 30, 2020
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility[1]	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$350,000	$200,000	$550,000	$210,331	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	500,000	300,000	800,000	313,285	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	265,000	765,000	267,738	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	240,330	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	500,000	500,000	401,055	30-day LIBOR plus 1.15%
Total National Bank Agency Warehouse Facilities	$1,700,000	$1,265,000	$2,965,000	$1,432,739
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	241,951
Total Agency Warehouse Facilities	$1,700,000	$2,765,000	$4,465,000	$1,674,690

Interim Warehouse Facility #1	$135,000	$—	$135,000	$102,030	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	33,761	—	33,761	33,761	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$288,571	$—	$288,571	$189,601
Debt issuance costs	—	—	—	(637)
Total warehouse facilities	$1,988,571	$2,765,000	$4,753,571	$1,863,654

1 Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

On June 5, 2020, the Company executed the fifth amendment to the warehouse agreement related to Agency Warehouse Facility #1 that created a $100.0 million sublimit within the $350.0 million committed capacity to fund COVID-19 forbearance advances under the Fannie Mae DUS program, as discussed in NOTE 5. Borrowings under the agreement are collateralized by Fannie Mae’s commitment to repay the advances and are funded at 90% of the principal and interest advanced and bear interest at 30-day London Interbank Offered Rate (“LIBOR”) plus 175 basis points with an interest-rate floor of 50 basis points. The Company had immaterial borrowings under the sublimit related to COVID-19 forbearances as of June 30, 2020. During the third quarter of 2020, the Company executed an amendment to lower the interest-rate floor from 50 basis points to 25 basis points on the $100.0 million sublimit. No changes to the maturity date were made as part of the amendment, and the facility, including the sublimit, is set to mature on October 26, 2020. No other material modifications have been made to the agreement during 2020.

During the second quarter of 2020, the Company executed the 11th amendment to the warehouse agreement related to Agency Warehouse Facility #3 that extended the maturity date to April 30, 2021 for the committed borrowing capacity and added $265.0 million in uncommitted borrowing capacity that bears interest at the same rate and has the same maturity date as the committed facility. The amendment also added a 30-day LIBOR floor of 50 basis points. No other material modifications have been made to the agreement during 2020.

During the second quarter of 2020, the Company executed the 11th amendment to the credit and security agreement related to Interim Warehouse Facility #1 that extended the maturity date to April 30, 2021. No other material modifications have been made to the agreement during 2020.

During the first quarter of 2020, the Company executed a loan and security agreement to establish Interim Warehouse Facility #4. The $19.8 million committed warehouse loan and security agreement with a national bank funds one specific loan. The agreement provides for a maturity date to coincide with the maturity date for the underlying loan. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 300 basis points, with an interest-rate floor of 450 basis points. The committed warehouse loan and security agreement has only two financial covenants, both of which are similar to the other Interim Warehouse Facilities. The Company may request additional capacity under the agreement to fund specific loans. No material modifications have been made to the agreement during 2020.

Interim Warehouse Facility #3 expired according to its terms during the second quarter of 2020. The facility had committed borrowing capacity of $75.0 million prior to expiring. According to the terms of the repurchase agreement, the lender is required to continue to fund the interim loan balances of $33.8 million that were outstanding as of the expiration date of the facility. The facility will be paid off as the underlying interim loans are paid off.

The Company allowed an interim warehouse facility with no outstanding borrowings to expire according to its terms during the second quarter of 2020. The Company believes that the three remaining committed and uncommitted credit facilities from national banks and the Company’s corporate cash provide the Company with sufficient borrowing capacity to conduct its Interim Program lending operations.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of the current period end.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the six months ended June 30, 2020 and 2019 follows:

	For the six months ended
	June 30,
Roll Forward of Goodwill (in thousands)	2020	2019
Beginning balance	$180,424	$173,904
Additions from acquisitions	68,534	6,520
Impairment	—	—
Ending balance	$248,958	$180,424

The additions from acquisitions shown in the table above during the six months ended June 30, 2020 relate to the purchases of certain assets and the assumption of certain liabilities from three debt brokerage companies for aggregate consideration of $69.4 million, which consisted of cash of $46.8 million, $5.0 million of the Company’s stock, and $17.6 million of contingent consideration. The contingent consideration may be earned over either a four-year period or five-year period after the closing of each acquisition, provided certain revenue targets have been met. The contingent consideration included for the acquisitions is non-cash consideration and thus not reflected in the amount of cash consideration paid in the Condensed Consolidated Statement of Cash Flows. The Company estimated the fair value of the contingent consideration using a probability-based, discounted cash flow estimate for the revenue targets (Level 3).

The acquired businesses operate in the Columbus, Ohio and New York City metropolitan areas. These acquisitions expand the Company’s network of loan originators and geographical reach and provide further diversification to its loan origination platform. Substantially all of the value associated with the acquisitions was related to the assembled workforces and commercial lending platform, resulting in substantially all of the consideration being allocated to goodwill. The Company expects all goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments to settle the contingent consideration are made. The other assets acquired and the liabilities assumed were immaterial. The operations of these three companies have since been merged into the Company’s existing operations. The goodwill resulting from the acquisitions is allocated to the Company’s single reporting unit. The purchase accounting for the three acquisitions has been completed as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the balance of intangible assets acquired from acquisitions totaled $2.2 million and $2.5 million, respectively. As of June 30, 2020, the weighted-average period over which the Company expects the intangible assets to be amortized is 4.3 years.

A summary of the Company’s contingent consideration liabilities, which is included in Other liabilities, as of and for the six months ended June 30, 2020 and 2019 follows:

	For the six months ended
	June 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2020	2019
Beginning balance	$5,752	$11,630
Additions	17,649	—
Accretion	497	286
Payments	(5,800)	(6,450)
Ending balance	$18,098	$5,466

The contingent consideration liabilities above relate to acquisitions completed in 2017 and 2020. The last of the five earn-out periods related to these contingent consideration liabilities ends in the second quarter of 2025.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
June 30, 2020
Assets
Loans held for sale	$—	$1,733,598	$—	$1,733,598
Pledged securities	5,772	122,524	—	128,296
Derivative assets	—	—	27,085	27,085
Total	$5,772	$1,856,122	$27,085	$1,888,979

Liabilities
Derivative liabilities	$—	$—	$13,739	$13,739
Total	$—	$—	$13,739	$13,739

December 31, 2019
Assets
Loans held for sale	$—	$787,035	$—	$787,035
Pledged securities	7,204	114,563	—	121,767
Derivative assets	—	—	15,568	15,568
Total	$7,204	$901,598	$15,568	$924,370

Liabilities
Derivative liabilities	$—	$—	$36	$36
Total	$—	$—	$36	$36

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2020.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2020 and 2019:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Derivative assets and liabilities, net
Beginning balance	$(14,390)	$(2,286)	$15,532	$2,839
Settlements	(140,540)	(117,297)	(314,835)	(221,157)
Realized gains recorded in earnings (1)	154,930	119,583	299,303	218,318
Unrealized gains (losses) recorded in earnings (1)	13,346	(12,702)	13,346	(12,702)
Ending balance	$13,346	$(12,702)	$13,346	$(12,702)
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2020:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$27,085	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$13,739	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2020 and December 31, 2019 are presented below:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$275,202	$275,202	$120,685	$120,685
Restricted cash	10,894	10,894	8,677	8,677
Pledged securities	128,296	128,296	121,767	121,767
Loans held for sale	1,733,598	1,733,598	787,035	787,035
Loans held for investment, net	404,527	407,003	543,542	546,033
Derivative assets	27,085	27,085	15,568	15,568
Total financial assets	$2,579,602	$2,582,078	$1,597,274	$1,599,765

Financial liabilities:
Derivative liabilities	$13,739	$13,739	$36	$36
Secured borrowings	71,137	71,137	70,548	70,548
Warehouse notes payable	1,863,654	1,864,291	906,128	906,821
Note payable	292,819	296,261	293,964	297,750
Total financial liabilities	$2,241,349	$2,245,428	$1,270,676	$1,275,155

The following methods and assumptions were used for recurring fair value measurements as of June 30, 2020.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2020 and December 31, 2019.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2020
Rate lock commitments	$945,009	$24,912	$1,097	$26,009	$26,057	$(48)	$—
Forward sale contracts	2,619,701	—	(12,663)	(12,663)	1,028	(13,691)	—
Loans held for sale	1,674,692	47,340	11,566	58,906	—	—	58,906
Total		$72,252	$—	$72,252	$27,085	$(13,739)	$58,906

December 31, 2019
Rate lock commitments	$511,114	$12,199	$(1,975)	$10,224	$10,247	$(23)	$—
Forward sale contracts	1,285,656	—	5,308	5,308	5,321	(13)	—
Loans held for sale	774,542	15,826	(3,333)	12,493	—	—	12,493
Total		$28,025	$—	$28,025	$15,568	$(36)	$12,493

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and multifamily Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency MBS as of June 30, 2020. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2020 collateral requirements as outlined above. As of June 30, 2020, reserve requirements for the DUS loan portfolio will require the Company to fund $68.8 million in additional pledged securities over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2020. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At June 30, 2020, the net worth requirement was $216.6 million, and the Company's net worth, as defined in the requirements, was $861.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2020, the Company was required to maintain at least $42.9 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of June 30, 2020, the Company had operational liquidity, as defined in the requirements, of $325.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of June 30, 2020 and 2019 and December 31, 2019 and 2018:

	June 30,		December 31,
(in thousands)	2020	2019	2019	2018
Pledged cash and cash equivalents:
Restricted cash	$1,768	$3,242	$2,150	$3,029
Money market funds	4,004	840	5,054	6,440
Total pledged cash and cash equivalents	$5,772	$4,082	$7,204	$9,469
Agency MBS	122,524	115,207	114,563	106,862
Total pledged securities, at fair value	$128,296	$119,289	$121,767	$116,331

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The investments in Agency debt securities consist of Agency MBS and are all accounted for as AFS securities. The following table provides additional information related to the AFS Agency MBS as of June 30, 2020 and December 31, 2019:

Fair Value and Amortized Cost of Agency MBS (in thousands)	June 30, 2020	December 31, 2019
Fair value	$122,524	$114,563
Amortized cost	122,257	113,580
Total gains for securities with net gains in AOCI	600	1,145
Total losses for securities with net losses in AOCI	(333)	(162)
Fair value of securities with unrealized losses	70,709	66,526

The Company has not recorded an allowance for credit losses for any of the AFS securities, including those whose fair value is less than amortized cost as of June 30, 2020. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of these securities. The Company does not intend to sell any of the Agency MBS, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. None of the pledged securities has been in a continuous unrealized loss position for more than 12 months.

The following table provides contractual maturity information related to the Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	June 30, 2020
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	2,485	2,508
After five years through ten years	99,673	99,820
After ten years	20,366	19,929
Total	$122,524	$122,257

NOTE 10—EARNINGS PER SHARE

EPS is calculated under the two-class method. The two-class method allocates all earnings (distributed and undistributed) to each class of common stock and participating securities based on their respective rights to receive dividends. The Company grants share-based awards to various employees and nonemployee directors under the 2020 Equity Incentive Plan that entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities.

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019 under the two-class method. Participating securities are included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended June 30,		For the six months ended June 30,
EPS Calculations (in thousands, except per share amounts)	2020	2019	2020	2019
Calculation of basic EPS
Walker & Dunlop net income	$62,059	$42,196	$109,888	$86,414
Less: dividends and undistributed earnings allocated to participating securities	1,873	1,328	3,392	2,835
Net income applicable to common stockholders	$60,186	$40,868	$106,496	$83,579
Weighted-average basic shares outstanding	30,352	29,985	30,288	29,834
Basic EPS	$1.98	$1.36	$3.52	$2.80

Calculation of diluted EPS
Net income applicable to common stockholders	$60,186	$40,868	$106,496	$83,579
Add: reallocation of dividends and undistributed earnings based on assumed conversion	25	25	57	62
Net income allocated to common stockholders	$60,211	$40,893	$106,553	$83,641
Weighted-average basic shares outstanding	30,352	29,985	30,288	29,834
Add: weighted-average diluted non-participating securities	508	759	672	886
Weighted-average diluted shares outstanding	30,860	30,744	30,960	30,720
Diluted EPS	$1.95	$1.33	$3.44	$2.72

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. 537 thousand and an immaterial number of average restricted shares were excluded from the computation of diluted earnings per share under the treasury method for the three and six months ended June 30, 2020, respectively, and an immaterial number were excluded for the three and six months ended June 30, 2019 because the effect would have been anti-dilutive (the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

NOTE 11—TOTAL EQUITY

A summary of changes in total equity for the three and six months ended June 30, 2020 and 2019:

	For the three and six months ended June 30, 2020

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2019	30,035	$300	$237,877	$737	$796,775	$6,596	$1,042,285
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(23,678)	—	(23,678)
Walker & Dunlop net income	—	—	—	—	47,829	—	47,829
Net income (loss) from noncontrolling interests	—	—	—	—	—	(224)	(224)
Contributions from noncontrolling interests	—	—	—	—	—	675	675
Other comprehensive income (loss), net of tax	—	—	—	(1,918)	—	—	(1,918)
Stock-based compensation - equity classified	—	—	5,061	—	—	—	5,061
Issuance of common stock in connection with equity compensation plans	675	7	11,362	—	—	—	11,369
Repurchase and retirement of common stock	(380)	(4)	(18,293)	—	(8,440)	—	(26,737)
Cash dividends paid ($0.36 per common share)	—	—	—	—	(11,347)	—	(11,347)
Balance at March 31, 2020	30,330	$303	$236,007	$(1,181)	$801,139	$7,047	$1,043,315
Walker & Dunlop net income	—	—	—	—	62,059	—	62,059
Purchase of noncontrolling interests	—	—	(3,295)	—	—	(7,047)	(10,342)
Other comprehensive income (loss), net of tax	—	—	—	1,430	—	—	1,430
Stock-based compensation - equity classified	—	—	5,592	—	—	—	5,592
Issuance of common stock in connection with equity compensation plans	50	1	195	—	—	—	196
Repurchase and retirement of common stock	(11)	—	(405)	—	—	—	(405)
Cash dividends paid ($0.36 per common share)	—	—	—	—	(11,294)	—	(11,294)
Balance at June 30, 2020	30,369	$304	$238,094	$249	$851,904	$—	$1,090,551

	For the three and six months ended June 30, 2019

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192
Cumulative-effect adjustment for adoption of ASU 2016-02, net of tax	—	—	—	—	(1,002)	—	(1,002)
Walker & Dunlop net income	—	—	—	—	44,218	—	44,218
Net income (loss) from noncontrolling interests	—	—	—	—	—	(158)	(158)
Other comprehensive income (loss), net of tax	—	—	—	301	—	—	301
Stock-based compensation - equity classified	—	—	6,812	—	—	—	6,812
Issuance of common stock in connection with equity compensation plans	935	9	4,178	—	—	—	4,187
Repurchase and retirement of common stock	(459)	(4)	(22,400)	—	(1,755)	—	(24,159)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,319)	—	(9,319)
Balance at March 31, 2019	29,973	$300	$223,742	$226	$698,894	$4,910	$928,072
Walker & Dunlop net income	—	—	—	—	42,196	—	42,196

Net income (loss) from noncontrolling interests	—	—	—	—	—	(50)	(50)
Other comprehensive income (loss), net of tax	—	—	—	666	—	—	666
Stock-based compensation - equity classified	—	—	4,417	—	—	—	4,417
Issuance of common stock in connection with equity compensation plans	24	1	—	—	—	—	1
Repurchase and retirement of common stock	(33)	(1)	(538)	—	(1,217)	—	(1,756)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,311)	—	(9,311)
Balance at June 30, 2019	29,964	$300	$227,621	$892	$730,562	$4,860	$964,235

During the first quarter of 2020, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of the Company’s common stock over a 12-month period beginning on February 11, 2020. During the first quarter of 2020, the Company repurchased 0.2 million shares of its common stock under a share repurchase program at a weighted average price of $63.58 per share and immediately retired the shares, reducing stockholders’ equity by $10.2 million. During the second quarter of 2020, the Company did not repurchase any shares of common stock. As of June 30, 2020, the Company had $39.8 million of authorized share repurchase capacity remaining under the 2020 share repurchase program.

During each of the first and second quarters of 2020, the Company paid a dividend of $0.36 per share. On August 4, 2020, the Company’s Board of directors declared a dividend of $0.36 per share for the third quarter of 2020. The dividend will be paid on September 8, 2020 to all holders of record of the Company’s restricted and unrestricted common stock as of August 21, 2020.

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

At the beginning of the second quarter of 2020, the Company purchased noncontrolling interests from one of the members of WDIS for an aggregate $5.2 million in cash, which resulted in reductions to noncontrolling interest in proportion to the member’s ownership percentage and to APIC for the excess of the purchase price over the noncontrolling interest balance. During the second quarter of 2020, the Company also exercised its call option to purchase the other member’s interest. This purchase will close in the third quarter of 2020, with an effective date of April 1, 2020.

Since the two transactions to purchase all of the noncontrolling interests were contemplated together and the effective date of both transactions is April 1, 2020, the Company did not record any Net income (loss) from noncontrolling interests in the Condensed Consolidated Statements of Income for the second quarter of 2020. Additionally, the Company reclassified all remaining noncontrolling interests to Other liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2020, a non-cash transaction.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending, debt brokerage, and property sales. We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a  Freddie Mac Multifamily approved seller/servicer for Conventional loans since 2009. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily property sales brokerage services, and engage in commercial real estate investment management activities. Our clients are owners and developers of multifamily properties and other commercial real estate across the country, some of whom are the largest owners and developers in the industry. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, an approved member of Freddie Mac’s Multifamily OptigoSM network (“Freddie Mac Optigo”) nationally for Conventional, Seniors Housing, and Targeted Affordable Housing, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for several life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture. Those interim loans not closed by the joint venture are originated by us and held for investment and included on our balance sheet.

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

Using a combination of our own capital and warehouse debt financing, we offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Program”). We underwrite, service, and asset-manage all loans executed through the Interim Program. We originate and hold these Interim Program loans for investment, which are included on our balance sheet, and during the time that these loans are outstanding, we assume the full risk of loss (the “Interim Loan Program”). The ultimate goal of the Interim Program is to provide permanent Agency financing on these transitional properties. Since we began originating interim loans in 2012, we have not charged off any Interim Program loans.

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries, now known as Walker & Dunlop Investment Partners, Inc. (“WDIP”), the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition of WDIP, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify our operations by growing our investment management platform. WDIP’s current assets under management (“AUM”) of $1.2 billion primarily consist of four sources: Fund III, Fund IV, Fund V (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds consists of both unfunded commitments and funded investments and AUM for the separate accounts consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

Property Sales

We offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties through our subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”). Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients. Our property sales services are offered in various regions throughout the United States.

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated. Additionally, we consolidate the activities of WDIS, and prior to the second quarter of 2020, presented the portion of WDIS that we did not control as Noncontrolling interests in the Condensed Consolidated Balance Sheets and Net income (loss) from noncontrolling interests in the Condensed Consolidated Statements of Income. Due to the repurchase activity as more fully described in the footnotes to the financial statements, we did not have noncontrolling interests as of June 30, 2020 and did not have net income (loss) from noncontrolling interests for the second quarter of 2020.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase (“PMSR”) is equal to the purchase price paid. The fair value at loan sale (“OMSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk of the OMSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all OMSRs were between 10% and 15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. Our model for OMSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. We record an individual OMSR asset (or liability) for each loan at loan sale. For PMSRs, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio.

The assumptions used to estimate the fair value of OMSRs are based on internal models and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we used during the periods presented, including the most-significant assumption – the discount rate. Additionally, we do not expect to see significant volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry OMSRs and PMSRs at the lower of amortized cost or fair value and evaluate the carrying value for impairment quarterly. We test for impairment on PMSRs separately from OMSRs. The PMSRs and OMSRs are tested for impairment at the portfolio level. We have never recorded an impairment of MSRs in our history. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

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

For OMSRs, the individual loan-level OMSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. For PMSRs, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual loans do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. During the second quarter of 2020, we reduced the estimated life of two of our PMSR portfolios, as the actual prepayment experience had differed materially from the expected prepayment experience as interest rates have declined during 2020. We reduced the estimated life of these portfolios by 2.6 years. We are uncertain whether additional adjustments to the estimated lives of these portfolios will be necessary in the near term.

Allowance for Risk-sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our at risk servicing portfolio and is presented as a separate liability within the Condensed Consolidated Balance Sheets. We record a loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual charge-off rate is applied to the unpaid principal balance (“UPB”) over the contractual term, further adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below.

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

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a specific loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors, including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio

(“DSCR”), property condition, and financial strength of the borrower or key principal(s). In instances where payment under the guaranty on a specific loan is determined to be probable and estimable (as the loan is probable of foreclosure or in foreclosure), we record a liability for the estimated allowance for risk-sharing (a “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision for credit losses in the Condensed Consolidated Statements of Income, along with a write-off of the associated loan-specific mortgage servicing right and guaranty obligation. Historically, initial recognition of a specific reserve occurs at or before a loan becomes 60 days delinquent.

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

Overview of Current Business Environment

During the last two fiscal years, over 80% of the Company’s transaction volumes have been driven by the financing and sale of multifamily properties in the U.S. As a result of the ongoing COVID-19 Crisis, numerous Americans, including many renters in multifamily properties, are experiencing significant financial hardship. Those hardships have resulted in dramatic increases in unemployment, creating uncertainty about whether many Americans will be able to continue paying their monthly rent as the depth and duration of the Crisis increases. In response to the financial hardships being experienced across the U.S., we have seen unprecedented levels of economic stimulus and protections put in place by Congress. Most notably, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act includes considerable capital investments and government programs meant to support households, businesses and the U.S. economy during the recession created by the COVID-19 Crisis.

Included in the CARES Act are several provisions that specifically impact our business. First, the CARES Act includes provisions that prevented the eviction of residential tenants of certain buildings secured by federally backed mortgage loans for a period of 120 days following the passage of the CARES Act. Although this provision has expired, future legislation may include similar eviction prohibitions. Second, the CARES Act provided $260 billion to extend unemployment insurance, $290 billion to make direct stimulus payments to households, and $52 billion to provide nutrition programs, housing assistance and family services. Specifically, as it relates to our business, the nearly $600 billion allocated to these programs has provided the funds necessary to enable many renters to continue meeting monthly obligations. Finally, the CARES Act allocates over $250 billion to tax relief provisions that reduce interest deductibility limitations, refund payroll tax credits and defer various payroll taxes. These provisions provided tax deferrals to the Company over the past four months. Many of the provisions of the CARES Act expired at the end of July 2020, and Congress is working on an extension of many of the benefits. If Congress fails to extend certain provisions of the CARES Act, or significantly reduces the amount of stimulus payments going forward, it could have a negative effect on our liquidity or on our borrowers’ ability to repay their loans.

Other Federal programs are also benefitted by the CARES Act to support the economy through the economic downturn. Notably, the U.S. Federal Reserve’s Exchange Stabilization Fund (“ESF”) has been increased by over $450 billion. The expansion of the ESF will enable the U.S. Federal Reserve to put significant lending programs in place to support small business lending programs, main street lending programs, and various other corporate lending programs. These lending programs may assist some of our borrowers with the liquidity necessary to fund their operations should the duration of the Crisis extend late into the year. Outside of the support allocated by the CARES Act, the Federal Reserve has adopted other measures in response to the financial downturn. In March of 2020, the Federal Reserve brought the Federal Funds Rate to a target of 0% to .25% in an emergency cut in response to the pending COVID-19 outbreak. Prior to this move, the Federal Reserve had lowered the Fed Funds Rate by 75 basis points during 2019 lowering the target rate to 1.50% - 1.75%. The Federal Reserve indicated in July of 2020 that it intends to keep rates at these levels for the foreseeable future in order to support an economic recovery. This action by the Federal Reserve, along with the Federal Reserve’s commitment to buy Treasury securities and Agency mortgage-backed securities in amounts necessary to support smooth functioning of markets, has enabled Agency securities to continue trading uninterrupted with little to no change in the credit spreads that drive pricing of Agency mortgage-backed securities and has contributed to very low long-term mortgage interest rates, which form the basis for most of our lending. The low rate environment contributed to the increase in our lending volumes in the first half of 2020.

Finally, the Agencies have separately responded to the COVID-19 Crisis by halting the eviction of tenants living in assets they have financed. This has directly influenced borrowers’ ability to manage tenants that are either unable to pay, or elect not to pay, their monthly obligations. In response, numerous multifamily owner-operators are working closely with affected renters to provide economic assistance during this time of need, up to and including rent forbearance for those experiencing a financial hardship. The Agencies responded further to the COVID-19 Crisis by offering loan forbearance to borrowers for up to 180 days provided a borrower is able to show a property is experiencing a financial hardship as a direct result of the COVID-19 Crisis. The creation of these two programs may have a direct impact on our borrowers’ ability to make monthly debt service payments, and in turn may impact the Company’s obligation to advance funds to bondholders under our servicing agreements with Fannie Mae and HUD. We do not have advance obligations with respect to our Freddie Mac or life insurance servicing agreements. As of June 30, 2020, very few of our multifamily borrowers have needed loan forbearance, requiring us to advance $1.1 million and $4.8 million of debt service payments under our Fannie Mae and HUD servicing agreements, respectively compared to $0.2 million and $2.7 million, respectively, at March 31, 2020. Declining rent collections and a borrower’s inability to make all required payments once the forbearance period is over could lead to an increase in delinquencies and losses beyond what we have experienced since the great financial crisis of 2007-2010. The prolonged nature of the Crisis could result in the number of forbearance requests increasing for the remainder of 2020 given the current high levels of domestic unemployment.

The most immediate impact of the Crisis was felt by our multifamily property sales operations. We saw a significant decline in investment sales activity because of the COVID-19 Crisis. Long-term, we believe the market fundamentals remain positive for multifamily property sales. Many would-be buyers and sellers are waiting to transact until they have a better sense of the depth and duration of the Crisis and associated recession. However, over the last several years, and in the months leading up to the COVID-19 Crisis, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily market were strong entering the COVID-19 Crisis, and when coupled with the financial protections put in place by Congress and the Agencies, it is our expectation that market demand for multifamily housing in the second half of 2020 will recover, continuing to make multifamily properties an attractive investment option. Once the economy begins to recover from the recent disruption, we anticipate our property sales activity to ultimately return to pre-Crisis levels. According to RealPage, a provider of commercial real estate data and analytics, new lease signings on multifamily properties were higher in June 2020 than in June 2019 in most major geographic markets and the first couple weeks of July continued this trend, suggesting that the multifamily market is beginning to recover.

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

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In September 2019, FHFA revised Fannie Mae’s and Freddie Mac’s loan origination caps to $100.0 billion each for all multifamily business for the five-quarter period beginning with the fourth quarter 2019 through the fourth quarter of 2020. The new caps apply to all multifamily business with no exclusions. As of the second quarter of 2020, Fannie Mae and Freddie Mac had $48 billion and $52 billion, respectively, of capacity remaining under FHFA’s multifamily loan origination caps. In the second quarter of 2020, we saw strong lending activity from our Agency operations as the Agencies maintained and even increased their historical market share during 2020 as other capital sources pulled back from the market due to the COVID-19 Crisis. We expect strength in our Agency operations to continue given the continued pull back by other capital sources. An additional positive factor influencing multifamily financing volumes is the historically low interest rate environment, which is incentivizing borrowers to refinance their properties in spite of the current challenges. We continue to seek to add resources and scale to our Agency lending platform.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams from future servicing fees. A decline in our Agency originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with debt financing volume and future servicing fee revenue would be constrained or decline.

Our debt financing operations with HUD grew during the first half of 2020, with HUD loans accounting for 10% and 6% of our debt financing volumes for the three and six months ended June 30, 2020, respectively, compared to 3% for both the three and six months ended

June 30, 2019. The increase in HUD debt financing volumes was partially a result of the government shutdown during the first half of 2019 and partially a result of HUD originations being countercyclical sources of capital, similar to the GSEs.

Our non-multifamily focused mortgage brokerage operations have also been impacted by the COVID-19 Crisis. The Crisis had an immediate negative impact on the supply of capital to commercial real estate, most noticeably for hospitality, office, and retail assets. Our debt brokerage platform delivered record financing volumes prior to the onset of the Crisis in the U.S. As a result of the Crisis, we have seen an increase in brokered financing transactions put on hold or cancelled altogether, impacting our production volumes during the second quarter of 2020. In the short term, we expect non-multifamily debt financing volumes to remain at relatively low levels as banks and life insurance companies reduce their origination volumes in response to the Crisis.

We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and to dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. As it did with other types of lending, the COVID-19 Crisis has resulted in a pullback of capital sources for interim lending opportunities. In response to the Crisis, we did not originate any new Interim Program loans since the Crisis began and continue to maintain a cautious outlook on new originations. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim JV continue to perform as agreed, but we could see higher levels of default or requests for forbearance as the impacts of the Crisis become clearer.

As of June 30, 2020, we have not furloughed any employees as a result of the Crisis and currently do not have any plans in place to furlough any employees as a result of the Crisis. Additionally, since March 15, 2020, substantially all of our employees have been able to work remotely.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2020 and 2019. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. Please refer to the table below, which provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$2,762,299	$2,357,560	$6,933,790	$4,340,370
Freddie Mac	1,769,280	1,532,939	2,767,076	3,106,573
Ginnie Mae - HUD	640,150	191,502	994,837	369,760
Brokered (1)	1,495,500	1,945,006	5,489,385	3,379,135
Principal Lending and Investing (2)	14,091	177,844	122,041	253,706
Total Debt Financing Volume	$6,681,320	$6,204,851	$16,307,129	$11,449,544
Property Sales Volume	446,684	1,101,518	2,177,301	1,798,129
Total Transaction Volume	$7,128,004	$7,306,369	$18,484,430	$13,247,673

Key Performance Metrics:
Operating margin	33%	28%	30%	29%
Return on equity	23	18	21	19
Walker & Dunlop net income	$62,059	$42,196	$109,888	$86,414
Adjusted EBITDA (3)	48,394	62,609	112,522	129,293
Diluted EPS	1.95	1.33	3.44	2.72

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	42%	42%	40%	40%
Other operating expenses	5	8	6	8

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees (4)	1.17%	1.08%	0.95%	1.09%
Gains attributable to MSRs (4)	1.36	0.68	0.98	0.73
Gains attributable to MSRs, as a percentage of Agency debt financing volume (5)	1.75	1.01	1.48	1.05

(dollars in thousands)	As of June 30,
Managed Portfolio:	2020	2019
Components of Servicing Portfolio
Fannie Mae	$45,160,004	$38,236,807
Freddie Mac	33,222,090	31,811,145
Ginnie Mae - HUD	9,749,888	10,066,874
Brokered (6)	11,519,629	9,535,470
Principal Lending and Investing (7)	336,473	246,729
Total Servicing Portfolio	$99,988,084	$89,897,025
Assets under management (8)	1,884,673	1,595,446
Total Managed Portfolio	$101,872,757	$91,492,471

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	23.3	23.4

Weighted-average remaining servicing portfolio term (years)	9.5	9.8

The following table summarizes WDIP’s AUM as of June 30, 2020:

	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$79,267	$100,059	$179,326
Fund IV	165,294	141,087	306,381
Fund V	194,753	7,342	202,095
Separate accounts	—	501,604	501,604
Total assets under management	$439,314	$750,092	$1,189,406
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	For the three months ended June 30, 2020, includes $14.1 million from WDIP separate accounts. For the six months ended June 30, 2020, includes $86.2 million from the Interim Program JV and $35.8 million from WDIP separate accounts. For the three months ended June 30, 2019, includes $128.5 million from the Interim Program JV, $2.5 million from the Interim Program, and $46.8 million from WDIP separate accounts. For the six months ended June 30, 2019, includes $143.7 million from the Interim Program JV, $35.9 million from the Interim Program, and $74.1 million from WDIP separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and mortgage banking volume from Principal Lending and Investing.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(6)	Brokered loans serviced primarily for life insurance companies.
(7)	Consists of interim loans not managed for the Interim Program JV.
(8)	As of June 30, 2020, includes $624.1 million of Interim Program JV managed loans, $71.1 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.2 billion. As of June 30, 2019, includes $504.3 million of Interim Program JV managed loans, $70.1 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.0 billion.

The following tables present a period-to-period comparison of our financial results for the three and six months ended June 30, 2020 and 2019.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$77,907	$65,610	$12,297	19%
Fair value of expected net cash flows from servicing, net	90,369	41,271	49,098	119
Servicing fees	56,862	53,006	3,856	7
Net warehouse interest income	9,401	6,411	2,990	47
Escrow earnings and other interest income	2,671	14,616	(11,945)	(82)
Property sales broker fees	3,561	5,752	(2,191)	(38)
Other revenues	12,054	13,659	(1,605)	(12)
Total revenues	$252,825	$200,325	$52,500	26

Expenses
Personnel	$106,920	$84,398	$22,522	27%
Amortization and depreciation	42,317	37,381	4,936	13
Provision for credit losses	4,903	961	3,942	410
Interest expense on corporate debt	2,078	3,777	(1,699)	(45)
Other operating expenses	13,069	16,830	(3,761)	(22)
Total expenses	$169,287	$143,347	$25,940	18
Income from operations	$83,538	$56,978	$26,560	47

Income tax expense	21,479	14,832	6,647	45
Net income before noncontrolling interests	$62,059	$42,146	$19,913	47
Less: net income (loss) from noncontrolling interests	—	(50)	50	(100)
Walker & Dunlop net income	$62,059	$42,196	$19,863	47

FINANCIAL RESULTS – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$154,280	$123,407	$30,873	25%
Fair value of expected net cash flows from servicing, net	158,369	82,209	76,160	93
Servicing fees	112,296	105,205	7,091	7
Net warehouse interest income	14,896	13,432	1,464	11
Escrow earnings and other interest income	13,414	28,684	(15,270)	(53)
Property sales broker fees	13,173	10,293	2,880	28
Other revenues	20,554	24,532	(3,978)	(16)
Total revenues	$486,982	$387,762	$99,220	26

Expenses
Personnel	$196,445	$156,029	$40,416	26%
Amortization and depreciation	82,079	75,284	6,795	9
Provision for credit losses	28,546	3,636	24,910	685
Interest expense on corporate debt	4,938	7,429	(2,491)	(34)
Other operating expenses	31,159	32,322	(1,163)	(4)
Total expenses	$343,167	$274,700	$68,467	25
Income from operations	$143,815	$113,062	$30,753	27
Income tax expense	34,151	26,856	7,295	27
Net income before noncontrolling interests	$109,664	$86,206	$23,458	27
Less: net income (loss) from noncontrolling interests	(224)	(208)	(16)	8
Walker & Dunlop net income	$109,888	$86,414	$23,474	27

Overview

For the three months ended June 30, 2020, the increase in revenues was mainly driven by increases in loan origination and debt brokerage fees, net and fair value of expected net cash flows from servicing, net (“MSR Income”). The increase in loan origination and debt brokerage fees was primarily related to an increase in debt financing volumes. The increase in MSR Income was primarily driven both by the increase in debt financing volume and an increase in the weighted-average servicing fee on the Fannie Mae debt originated during the quarter. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in net warehouse interest income was related to an increase in net warehouse interest income from loans held for sale due to significant increases in the average balance and the net spread, partially offset by a decrease in net warehouse interest income from loans held for investment. Escrow earnings and other interest income decreased largely due to a decrease in the earnings rate. The decrease in property sales broker fees was principally due to a decrease in property sale volume.

For the three months ended June 30, 2020, the increase in expenses was largely attributable to increases in personnel expenses and provision for credit losses. The increase in personnel expenses was primarily a result of an increase in salaries and benefits costs due primarily to an increase in the average headcount, subjective bonuses due to the Company’s strong performance during the quarter, and commissions due to the increase in loan origination and debt brokerage fees, net. Amortization and depreciation expense increased due to an increase in the average MSR balance. The increase in provision for credit losses was mainly due to a change in the calculation of our allowances for credit losses due to a new accounting standard. During the prior year, our allowances for credit losses were calculated based on an incurred loss methodology. During the current year, we implemented the current expected credit loss (“CECL”) accounting standard, which requires allowances to be calculated based on an expected lifetime credit loss methodology. The decrease in interest expense on corporate debt was driven by lower short-term interest rates on our long-term debt. Other operating expenses decreased primarily due to lower travel and entertainment costs due to COVID-19 travel restrictions.

For the six months ended June 30, 2020, the increase in revenues was mainly driven by increases in loan origination and debt brokerage fees, net and MSR Income. The increase in loan origination and debt brokerage fees was primarily related to an increase in debt financing volumes. The increase in MSR Income was primarily driven both by the increase in debt financing volume and an increase in the weighted-average servicing fee on Fannie Mae debt servicing volume. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Escrow earnings and other interest income decreased principally due to a decrease in the earnings rate. The increase in property sales broker fees was principally due to an increase in property sale volume. Other revenues decreased largely as a result of a decrease in prepayment fees.

For the six months ended June 30, 2020, the increase in expenses was principally driven by increases in personnel expenses and provision for credit losses. The increase in personnel expenses was largely a result of an increase in salaries and benefits costs due primarily to an increase in the average headcount, subjective bonuses due to the Company’s strong performance during the first half of 2020, and commissions due to the increase in loan origination and debt brokerage fees, net. Amortization and depreciation expense increased due to an increase in the average MSR balance. The increase in provision for credit losses was mainly due to a change in the calculation of our allowances for credit losses due to the adoption of CECL. The decrease in interest expense on corporate debt was driven by lower short-term interest rates on our long-term debt.

Revenues

Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net. The following tables provide additional information that helps explain changes in loan origination and debt brokerage fees, net and fair value of expected net cash flows from servicing, net period over period:

	Debt Financing Volume by Product Type
	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Fannie Mae	41%	38%	43%	38%
Freddie Mac	26	25	17	27
Ginnie Mae - HUD	10	3	6	3
Brokered	23	31	33	30
Principal Lending and Investing	-	3	1	2

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Origination Fees	$77,907	$65,610	$154,280	$123,407
Dollar Change	$12,297		$30,873
Percentage Change	19%		25%
MSR Income (1)	$90,369	$41,271	$158,369	$82,209
Dollar Change	$49,098		$76,160
Percentage Change	119%		93%
Origination Fee Rate (2) (basis points)	117	108	95	109
Basis Point Change	9		(14)
Percentage Change	8%		(13)%
MSR Rate (3) (basis points)	136	68	98	73
Basis Point Change	68		25
Percentage Change	100%		34%
Agency MSR Rate (4) (basis points)	175	101	148	105
Basis Point Change	74		43
Percentage Change	73%		41%

(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total mortgage banking volume.
(3)	MSR Income as a percentage of total mortgage banking volume.
(4)	MSR Income as a percentage of Agency mortgage banking volume.

The increases in origination fees and MSR income for the three months ended June 30, 2020 were related to an 8% increase in debt financing volume and a more favorable transaction mix leading to an increase in origination fee and MSR rates. During the three months ended June 30, 2020, 77% of our total mortgage banking volume related to Agency loans compared to 66% during the three months ended June 30, 2019, leading to increases in the origination fee and MSR rates. The weighted-average servicing fee on Fannie Mae debt financing volume nearly doubled year over year, contributing to the increase in MSR Income and the Agency MSR Rate. HUD debt financing volumes were a major contributor to the increase in Agency transaction mix year over year, with HUD loans accounting for 10% of debt financing volumes compared to 3% for the three months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, the increases in origination fees was largely driven by a 42% increase in debt financing volume, partially offset by a decrease in the origination fee rate as our debt financing volume for the first quarter of 2020 included a $2.1 billion portfolio for which we received a small loan origination fee rate. The increase in MSR Income was primarily attributable to a 60% increase in Fannie Mae debt financing volume year over year and a significant increase in the weighted-average servicing fee on Fannie Mae debt financing volume year over year, both of which also led to the increase in the Agency MSR Rate.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in mortgage banking volumes.

Servicing Fees. For both the three and six months ended June 30, 2020, the increases were principally the result of increases in the average servicing portfolio period over period as shown below due to new loan originations and relatively few payoffs, partially offset by a decrease in the servicing portfolio’s weighted-average servicing fee rate as shown below. The decrease in the weighted-average servicing fee was due to a lower weighted-average servicing fee on our new Fannie Mae debt financing volume than on the Fannie Mae loans that have matured or prepaid over the past year. The lower weighted-average servicing fee on Fannie Mae debt financing for both the three and six months ended June 30, 2020 was primarily driven by the large Fannie Mae portfolio mentioned above, which had a weighted-average servicing fee of ten basis points, slightly offset by higher servicing fees on the remainder of our Fannie Mae debt financing volumes.

	Servicing Fees Details
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Average Servicing Portfolio	$97,997,335	$88,827,191	$96,132,240	$87,771,921
Dollar Change	$9,170,144		$8,360,319
Percentage Change	10%		10%
Average Servicing Fee (basis points)	23.2	23.7	23.2	23.9
Basis Point Change	(0.5)		(0.7)
Percentage Change	(2)%		(3)%

Net Warehouse Interest Income. For the three months ended June 30, 2020, the increase in net warehouse interest income was primarily the result of the increase in net warehouse interest income from loans held for sale (“LHFS”), partially offset by a decrease in the net warehouse interest income from loans held for investment (“LHFI”). The increase in net warehouse interest income from LHFS was due to an increase in net spreads from seven basis points to 97 basis points coupled with a 110% increase in the average LHFS outstanding balance. The decrease in interest income from LHFI was primarily due to a substantial decrease in the net spread and a slight decrease in the average LHFI outstanding balance. During the prior year, the Company held a large loan that was fully funded with corporate cash, resulting in an overall high net spread. During the current year, a much smaller balance of loans was fully funded with corporate cash.

	Net Warehouse Interest Income Details
	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Average LHFS Outstanding Balance	$2,599,844	$1,236,616	$1,716,444	$1,112,247
Dollar Change	$1,363,228		$604,197
Percentage Change	110%		54%
LHFS Net Spread (basis points)	97	7	91	4
Basis Point Change	90		87
Percentage Change	1286%		2175%
Average LHFI Outstanding Balance	$362,345	$386,379	$401,532	$396,270
Dollar Change	$(24,034)		$5,262
Percentage Change	(6)%		1%
LHFI Net Spread (basis points)	341	642	353	666
Basis Point Change	(301)		(313)
Percentage Change	(47)%		(47)%

Escrow Earnings and Other Interest Income. For both the three and six months ended June 30, 2020, the decreases were due to substantial decreases in the average earnings rates period over period, slightly offset by increases in the average balance of escrow accounts. The increases in the average balance were due to increases in the average servicing portfolio. The decreases in the average earnings rate were due to substantial decreases in short-term interest rates, upon which our earnings rates are based, over the past 12 months as discussed above in the “Overview of Current Business Environment” section.

Property Sales Broker Fees. The decrease in property sales broker fees for the three months ended June 30, 2020 was the result of decreased property sales volume due to market participants’ pull back in activity due to uncertainty caused by the COVID-19 Crisis.

For the six months ended June 30, 2020, the increase in property sales broker fees was the result of a 21% increase in property sales volume due to the strong property sales volume in the first quarter of 2020.

Other Revenues. For the six months ended June 30, 2020, the decrease was largely attributable to a $2.4 million decrease in prepayment fees and a $1.8 million decrease in income from equity-method investments.

Expenses

Personnel.  For the three months ended June 30, 2020, the increase was primarily the result of an $8.5 million increase in salaries and benefits and a $3.8 million increase in other personnel costs, both due to acquisitions and hiring to support our growth. The average headcount increased from 735 in 2019 to 860 in 2020. Additionally, the accrual for subjective bonuses increased by $10.8 million due to the increases in the accrual rate and the average headcount period over period. Commission costs increased $6.8 million due to the increase in loan origination and debt brokerage fees, net noted previously.

For the six months ended June 30, 2020, the increase was primarily the result of a $3.1 million increase in salaries and benefits and a $2.3 million increase in other personnel costs, both due to acquisitions and hiring to support our growth. The average headcount increased from 734 in 2019 to 848 in 2020. Additionally, the accrual for subjective bonuses increased by $9.1 million due to the increases in the accrual rate and the average headcount period over period. Commission costs increased $17.8 million due to the increase in loan origination and debt brokerage fees, net noted previously.

Amortization and Depreciation.  For the three and six months ended June 30, 2020, the increases were primarily attributable to loan origination activity and the resulting growth in the average MSR balances. Over the past 12 months, we have added $90.2 million of MSRs, net of amortization and write offs due to prepayment. Additionally, write off of MSRs increased $2.0 million for the three months ended June 30, 2020 and $2.4 million for the six months ended June 30, 2020.

Provision for Credit Losses.  For the three months ended June 30, 2020, the increase was primarily attributable to the increase in the calculated CECL reserve for our at risk Fannie Mae servicing portfolio. The increase in the CECL reserve was driven by an increase in the at risk portfolio upon which the CECL reserve is calculated. The loss rates for the one-year forecast period and the subsequent years used in our CECL reserve calculation did not change from those used as of March 31, 2020.

For the six months ended June 30, 2020, the increase was principally due to the increase in the calculated CECL reserve for our at risk Fannie Mae servicing portfolio. As of June 30, 2020, the CECL reserve was $62.3 million compared to $34.7 million as of the date of the adoption of CECL on January 1, 2020. The significant increase in the CECL reserve during the first half of 2020 was principally related to the forecasted economic impacts of the COVID-19 Crisis. As a result of the COVID-19 Crisis, the charge-off rate for the forecast period increased from one basis point as of January 1, 2020 to seven basis points as of June 30, 2020.

Interest Expense on Corporate Debt.  For the three and six months ended June 30, 2020, the decreases were due to the aforementioned decrease in short-term rates over the past 12 months.

Other Operating Expenses.  For the three months ended June 30, 2020, the decrease was largely due to a $2.9 million decrease in travel and entertainment costs due to COVID-19 travel restrictions.

Income Tax Expense.  For the three months ended June 30, 2020, the increase in income tax expense relates primarily to the 47% increase in income from operations, partially offset by a slight increase in excess tax benefits recognized year over year and a 19 basis-point drop in the estimated annual effective tax rate.

For the six months ended June 30, 2020, the increase in income tax expense was driven by the 27% increase in income from operations.

We do not expect our annual estimated effective tax rate to differ significantly from the 26.0% rate estimated for the six months ended June 30, 2020 as the vast majority of our equity compensation plans vest in the first quarter. Accordingly, we expect an estimated effective tax rate of between 26% and 27% for the remainder of the year.

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

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$62,059	$42,196	$109,888	$86,414
Income tax expense	21,479	14,832	34,151	26,856
Interest expense on corporate debt	2,078	3,777	4,938	7,429
Amortization and depreciation	42,317	37,381	82,079	75,284
Provision for credit losses	4,903	961	28,546	3,636
Net write-offs	—	—	—	—
Stock compensation expense	5,927	4,733	11,289	11,883
Fair value of expected net cash flows from servicing, net	(90,369)	(41,271)	(158,369)	(82,209)
Adjusted EBITDA	$48,394	$62,609	$112,522	$129,293
(1)	Represents the fair value of the expected net cash flows from servicing recognized at commitment, net of any expected guaranty obligation.

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three and six months ended June 30, 2020 and 2019.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Origination fees	$77,907	$65,610	$12,297	19%
Servicing fees	56,862	53,006	3,856	7
Net warehouse interest income	9,401	6,411	2,990	47
Escrow earnings and other interest income	2,671	14,616	(11,945)	(82)
Other revenues	15,615	19,461	(3,846)	(20)
Personnel	(100,993)	(79,665)	(21,328)	27
Net write-offs	—	—	—	N/A
Other operating expenses	(13,069)	(16,830)	3,761	(22)
Adjusted EBITDA	$48,394	$62,609	$(14,215)	(23)

ADJUSTED EBITDA – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Origination fees	$154,280	$123,407	$30,873	25%
Servicing fees	112,296	105,205	7,091	7
Net warehouse interest income	14,896	13,432	1,464	11
Escrow earnings and other interest income	13,414	28,684	(15,270)	(53)
Other revenues	33,951	35,033	(1,082)	(3)
Personnel	(185,156)	(144,146)	(41,010)	28
Net write-offs	—	—	—	N/A
Other operating expenses	(31,159)	(32,322)	1,163	(4)
Adjusted EBITDA	$112,522	$129,293	$(16,771)	(13)

See the table above for the components of the change in adjusted EBITDA for the three and six months ended June 30, 2020. The increases in loan origination and debt brokerage fees were primarily related to the increases in debt financing volumes. Servicing fees increased due to increases in the average servicing portfolio period over period as a result of new loan originations. The increases in net warehouse interest income were related to increases in net warehouse interest income from loans held for sale due to increases in both the average balance and net spread, partially offset by decreases in net warehouse interest income from loans held for investment primarily due to substantial decreases in the net spread. Escrow earnings and other interest income decreased as a result of decreases in the average earnings rate. Other revenues decreased primarily due to decreases in property sales broker fees and prepayment fees. The increases in personnel expense were primarily the result of the commissions from the increases in loan origination and debt brokerage fees, net and average headcount, resulting in increased salaries and benefits, other personnel costs, and subjective bonuses. Other operating expenses decreased primarily due to lower travel and entertainment costs due to COVID-19 travel restrictions, slightly offset by increased occupancy costs due to the larger average headcount period over period.

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

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically, we have used a combination of long-term debt and cash flows from operations to fund acquisitions, repurchase shares, pay cash dividends, and fund a portion of loans held for investment. We also use warehouse loan facilities and corporate cash to fund COVID-19 forbearance advances.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2020 and 2019.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Net cash provided by (used in) operating activities	$(822,643)	$(159,204)	$(663,439)	417%
Net cash provided by (used in) investing activities	73,971	30,707	43,264	141
Net cash provided by (used in) financing activities	903,974	101,869	802,105	787
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	291,868	93,720	198,148	211

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(900,150)	$(217,948)	$(682,202)	313%
Net cash provided by (used in) operating activities, excluding loan origination activity	77,507	58,744	18,763	32

Cash flows from (used in) investing activities
Net purchases of pledged available-for-sale securities	$(9,416)	$(7,562)	$(1,854)	25%
Distributions from (investments in) joint ventures, net	(6,470)	(18,518)	12,048	(65)
Acquisitions, net of cash received	(46,784)	(7,180)	(39,604)	552

Originations of loans held for investment	—	(83,402)	83,402	(100)
Total principal collected on loans held for investment	139,030	150,761	(11,731)	(8)
Net payoff of (investment in) loans held for investment	$139,030	$67,359	$71,671	106%

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,009,302	$129,412	$879,890	680%
Borrowings of interim warehouse notes payable	33,127	54,757	(21,630)	(40)
Repayments of interim warehouse notes payable	(84,959)	(32,264)	(52,695)	163
Repurchase of noncontrolling interest	(5,216)	—	(5,216)	N/A
Cash dividends paid	(22,641)	(18,630)	(4,011)	22

Total cash increased by $198.1 million to $291.9 million as of June 30, 2020 from $93.7 million as of June 30, 2019. The increase was primarily driven by the significant increase in net loan origination activity and an increase in the net payoff on loans held for investment. The increase in origination activity resulted in cash provided by net warehouse borrowings of $1.0 billion compared to cash provided by net warehouse borrowings of $0.1 billion as of June 30, 2020 and June 20, 2019, respectively, offset by net cash used in loan origination activity of $0.9 billion and $0.2 billion as of June 30, 2020 and June 30, 2019, respectively.

Changes in cash flows from operating activities were driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows from operating activities is primarily attributable to the use of $0.9 billion for the funding of loan originations, net of sales of loans to third parties during the first six months of 2020 compared to the use of $0.2 billion for the funding of loan originations, net of sales to third parties during the first six months of 2019. Excluding cash used for the origination and sale of loans, net cash provided by operations was $77.5 million during the first six months of 2020 compared to net cash provided by operations of $58.7 million during the first six months of 2019. Net cash provided by operating activities, excluding loan origination activity increased primarily due to a $24.9 million larger non-cash provision for credit losses in addition to favorable adjustments in other operating activities, partially offset by non-cash gains from our future servicing rights and change in fair value of premiums and origination fees in 2020 compared to 2019, resulting in a larger positive adjustment to net income before noncontrolling interests.

The change in cash provided by investing activities is primarily attributable to increases in the net payoff of loans held for investment and distributions from joint ventures, partially offset by increases in cash paid for acquisitions and net purchases of AFS securities. The net payoff of loans held for investment during the first six months of 2020 was $139.0 million compared to $67.4 million during the first six months of 2019. The increase in net payoffs was driven by significantly reduced levels of net loan originations in our Interim Loan Program in the first half of 2020 compared to the first half of 2019, as we did not originate any loans held for investment in the first six months of

2020. The increase in purchases of pledged AFS securities was due to an increase in our collateral requirements related to our guarantee obligation for loans under the Fannie Mae DUS program as a result of increases in the DUS servicing portfolio. The increase in cash used for acquisitions was due to a year-over-year increase in the size and number of companies acquired. The increase in distributions from joint ventures was related to a reduction in the number of loans originated by the joint venture due to the COVID-19 Crisis.

The change in cash provided by financing activities was primarily attributable to the change in net warehouse borrowings period to period, partially offset by increases in cash dividends paid, repurchases of noncontrolling interests, and net repayments of interim warehouse notes payable. The change in net borrowings of warehouse notes payable during the first six months of 2020 was due to a larger increase in the unpaid principal balance of LHFS funded by Agency Warehouse Facilities (as defined below) from December 31, 2019 to June 30, 2020 than from December 31, 2018 to June 30, 2019. During 2020, the unpaid principal balance of LHFS funded by Agency Warehouse Facilities increased $946.5 million from their December 31, 2019 balance compared to an increase of $228.6 million during the same period in 2019. Additionally, as of December 31, 2019, we funded $109.0 million of the LHFI with our own cash, resulting in lower repayments of warehouse notes payable for the six months ended June 30, 2020 than during the same period in 2019.

The change in net borrowings of interim warehouse notes payable was principally due to interim loan origination and repayment activity period over period. During 2019, we originated several loans that were fully funded with corporate cash and had multiple payoffs of loans. During 2020, we had no originations and significant payoff activity, leading to a change from net borrowings to net repayments period over period. The increase in cash used for purchase of noncontrolling interest was a result of our purchase of noncontrolling interests from one of the members of WDIS in the second quarter of 2020, a unique transaction. The increase in cash dividends paid was the result of our increasing the dividends paid per share by 20% year over year.

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

Fannie Mae has established standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if at any time it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the June 30, 2020 requirements. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. At June 30, 2020, the net worth requirement was $216.6 million and our net worth, as defined in the requirements, was $861.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2020, we were required to maintain at least $42.9 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2020, we had operational liquidity, as defined in the requirements, of $325.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.36 per share in each of the first and second quarters of 2020, which is 20% higher than the quarterly dividends paid in 2019. On August 4, 2020, the Company’s Board of Directors declared a dividend of $0.36 per share for the third quarter of 2020. The dividend will be paid September 8, 2020 to all holders of record of the Company’s restricted and unrestricted common stock as of August 21, 2020. Over the past three years, we have returned $181.0 million to investors in the form of the repurchase of 1.9 million shares of our common stock under share repurchase programs for a cost of $89.8 million and cash dividend payments of $91.2 million. Additionally, we have invested $141.5 million in acquisitions and the purchase of mortgage servicing rights. We occasionally use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of June 30, 2020, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $70.6 million. In response to the pullback in lending on transitional properties as a result of the COVID-19 Crisis, we have temporarily ceased originating new loans held for investment while we wait for the impacts of the Crisis to be better understood. We continually seek opportunities to execute additional acquisitions and purchases of mortgage servicing rights and complete such acquisitions if the economics of these acquisitions are favorable. In February 2020, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2020. Through June 30, 2020 we had repurchased 0.2 million shares under the 2020 repurchase program for an aggregate cost of $10.2 million and had $39.8 million of remaining capacity under that program.

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

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and multifamily Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of June 30, 2020, we held substantially all collateral in Agency MBS. Additionally, the majority of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2020 collateral requirements as outlined above. As of June 30, 2020, reserve requirements for the DUS loan portfolio will require us to fund $68.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2020.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of June 30, 2020.

	June 30, 2020
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility (1)	Amount	Amount	Capacity	Balance	Interest rate
Agency Warehouse Facility #1	$350,000	$200,000	$550,000	$210,331	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	500,000	300,000	800,000	313,285	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	265,000	765,000	267,738	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	240,330	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	500,000	500,000	401,055	30-day LIBOR plus 1.15%
Total National Bank Agency Warehouse Facilities	$1,700,000	$1,265,000	$2,965,000	$1,432,739
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	241,951
Total Agency Warehouse Facilities	$1,700,000	$2,765,000	$4,465,000	$1,674,690

Interim Warehouse Facility #1	$135,000	$—	$135,000	$102,030	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	33,761	—	33,761	33,761	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	288,571	—	288,571	189,601
Total warehouse facilities	$1,988,571	$2,765,000	$4,753,571	$1,864,291
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.

Agency Warehouse Facilities

At June 30, 2020, to provide financing to borrowers under the Agencies’ programs, we have five committed and uncommitted warehouse lines of credit in the amount of $3.0 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). Five of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

Agency Warehouse Facility #1

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 26, 2020. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $200.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2020, we executed the fifth amendment to the warehouse agreement that created a $100.0 million sublimit within the $350.0 million committed capacity to fund COVID-19 forbearance advances under the Fannie Mae DUS program. Borrowings under the agreement are collateralized by Fannie Mae’s commitment to repay the advances and are funded at 90% of the principal and interest advanced and bear interest at 30-day LIBOR plus 175 basis points with an interest-rate floor of 50 basis points. We had immaterial borrowings related to the COVID-19 forbearances as of June 30, 2020. During the third quarter of 2020, we executed an amendment to lower the interest-rate floor from 50 basis points to 25 basis points on the $100.0 million sublimit. No changes to the maturity date were made as part of the amendment and the facility including the sublimit are set to mature on October 26, 2020. No other material modifications have been made to the agreement in 2020.

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

Agency Warehouse Facility #3

We have a warehousing credit and security agreement with a national bank for a $500.0 million committed warehouse line that is scheduled to mature on April 30, 2021. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. During the second quarter of 2020, we executed the 11th amendment to the warehouse agreement related to this facility that extended the maturity date to April 30, 2021 for the committed borrowing capacity and added $265.0 million in uncommitted borrowing capacity that bears interest at the same rate and has the same maturity date as the committed facility. The amendment also added a 30-day LIBOR floor of 50 basis points. No other material modifications have been made to the agreement during 2020.

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

Agency Warehouse Facility #5

We have a warehousing credit and security agreement with a national bank for a $500.0 million uncommitted warehouse line that is scheduled to mature on August 24, 2020. The Company can fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. No material modifications have been made to the agreement during 2020.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three remaining committed and uncommitted warehouse facilities with certain national banks in the aggregate amount of $288.6 million as of June 30, 2020 (“Interim Warehouse Facilities”). Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually and two are commitments that mature according to the maturity dates of the underlying loans. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1

We have a $135.0 million committed warehouse line agreement with a national bank that is scheduled to mature on April 30, 2021. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2020, we executed the 11th amendment to the credit and security agreement related to this facility that extended the maturity date to April 30, 2021. No other material modifications have been made to the agreement during 2020.

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

Interim Warehouse Facility #3

We had a $75.0 million repurchase agreement with a national bank that matured on May 18, 2020. According to the terms of the repurchase agreement, the lender is required to continue to fund the interim loan balances of $33.8 million that were outstanding as of the expiration date of the facility. The facility will be paid off as the underlying interim loans are paid off.

Interim Warehouse Facility #4

During the first quarter of 2020, we executed a loan and security agreement to establish Interim Warehouse Facility #4. The $19.8 million committed warehouse loan and security agreement with a national bank funds one specific loan. The agreement provides for a maturity date to coincide with the maturity date for the underlying loan. Borrowings under the facility are full recourse and bear interest at 30-day LIBOR plus 300 basis points, with a floor of 450 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. The committed warehouse loan and security agreement has only two financial covenants, both of which are similar to the other Interim Warehouse Facilities. We may request additional capacity under the agreement to fund specific loans. No material modifications have been made to the agreement during 2020.

During the second quarter of 2020, we allowed an interim warehouse facility with no outstanding borrowings to expire according to its terms. We believe that the three remaining committed and uncommitted interim credit facilities from national banks and our corporate cash provide us with sufficient borrowing capacity to conduct our Interim Program lending operations.

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of June 30, 2020, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Note Payable

We have a senior secured term loan credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $300.0 million term loan that was issued at a discount of 0.5% (the “Term Loan”). The Term Loan has a stated maturity date of November 7, 2025 and bears interest at 30-day LIBOR plus 200 basis points. At any time, we may also elect to request one or more incremental term loan commitments not to exceed $150.0 million, provided that the total indebtedness would not cause the leverage ratio (as defined in the Credit Agreement) to exceed 2.00 to 1.00.

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

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Term Loan Agreement are met. As of June 30, 2020, the outstanding unpaid principal balance of the term loan was $296.3 million.

During the second quarter of 2020, we executed the 2nd amendment to the Credit Agreement to amend the definition of Permitted Subsidiary Collateral to include principal and interest forbearance advances funded by the sublimit created under Agency Warehouse #1.

The note payable and the warehouse facilities are senior obligations of the Company. The Credit Agreement contains affirmative and negative covenants, including financial covenants. As of June 30, 2020, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	June 30,
(dollars in thousands)	2020	2019
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$35,707,326	$30,996,641
Fannie Mae Modified Risk	9,411,097	7,180,234
Freddie Mac Modified Risk	52,696	52,938
Total risk-sharing servicing portfolio	$45,171,119	$38,229,813

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$41,581	$59,932
Freddie Mac No Risk	33,169,394	31,758,207
GNMA - HUD No Risk	9,749,888	10,066,874
Brokered	11,519,629	9,535,470
Total non-risk-sharing servicing portfolio	$54,480,492	$51,420,483
Total loans serviced for others	$99,651,611	$89,650,296
Interim loans (full risk) servicing portfolio	336,473	246,729
Total servicing portfolio unpaid principal balance	$99,988,084	$89,897,025

Interim Program JV Managed Loans (1)	695,267	574,430

At risk servicing portfolio (2)	$40,640,024	$34,795,771
Maximum exposure to at risk portfolio (3)	8,266,261	7,118,314
Defaulted loans	48,481	20,981
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	48,481	20,981

Defaulted loans as a percentage of the at risk portfolio	0.12%	0.06%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.17	0.02
Allowance for risk-sharing as a percentage of maximum exposure	0.84	0.11

(1)	As of June 30, 2020, this balance consists of $71.1 million of loans serviced directly for the Interim Program JV partner and $624.1 million of Interim Program JV managed loans. As of June 30, 2019, this balance consists of $70.1 million of loans serviced directly for the Interim Program JV partner and $504.3 million of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

With the spread of the COVID-19 Crisis across the world and the resulting global social distancing and lockdown measures that have been put in place by national/state/local authorities, macroeconomic conditions have reversed from sustained strength to short-term global economic contraction, causing unemployment rates to rise sharply and a recession to ensue. The calculated CECL reserve for our at risk Fannie Mae servicing portfolio as of June 30, 2020 was $62.3 million compared to $34.7 million as of the date of adoption of the CECL accounting standard on January 1, 2020. The significant increase in the CECL reserve is principally related to the forecasted impacts of the COVID-19 Crisis.

As of June 30, 2020 and 2019, our allowance for risk-sharing obligations was $69.2 million and $8.0 million, respectively, or 17 basis points and two basis points of the at risk balance, respectively. The allowance for risk-sharing obligations as of June 30, 2020 was substantially comprised of the aforementioned CECL reserve. As there was only one small defaulted loan in the at risk servicing portfolio as of June 30, 2019, the allowance for risk-sharing obligations was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of June 30, 2019, using the accounting standards in place at the time.

As of June 30, 2020, loans with an aggregate UPB of $48.5 million in our at risk portfolio were in default compared to $21.0 million at June 30, 2019. Our provision for risk-sharing obligations were $5.1 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $27.6 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, the provision was entirely the result of an increase in the UPB of our at risk servicing portfolio. For the six months ended June 30, 2020, the provision was primarily the result of an increase in the forecasted losses resulting from the COVID-19 Crisis. For the three and six months ended June 30, 2019, the majority of the provision was associated with a loan that defaulted during the period.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

As discussed in NOTE 2 to the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of June 30, 2020.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2020 and 2019 was 16 basis points and 240 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

(in thousands)	As of June 30,
Change in annual escrow earnings due to:	2020	2019
100 basis point increase in 30-day LIBOR	$22,939	$19,981
100 basis point decrease in 30-day LIBOR (1)	(3,269)	(19,981)

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

(in thousands)	As of June 30,
Change in annual net warehouse interest income due to:	2020	2019
100 basis point increase in 30-day LIBOR	$(15,377)	$(6,595)
100 basis point decrease in 30-day LIBOR (1)	1,864	6,595

All of our corporate debt is based on 30-day LIBOR. The following table shows the impact on our annual income from operations due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

(in thousands)	As of June 30,
Change in annual income from operations due to:	2020	2019
100 basis point increase in 30-day LIBOR	$(2,963)	$(2,985)
100 basis point decrease in 30-day LIBOR (1)	474	2,985
(1)The decrease in 2020 was limited to 16 basis points as 30-day LIBOR as of June 30, 2020 was less than 100 basis points.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $28.6 million as of June 30, 2020, compared to $27.1 million as of June 30, 2019. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of June 30, 2020, 87% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 86% as of June 30, 2019; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2019 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the 2019 Form 10-K and in our Form 10-Q for the quarter ended March 31, 2020 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2020, we purchased 11 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2020. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ending February 10, 2021. During the quarter ended June 30, 2020 we did not repurchase any shares under the 2020 share repurchase program. The Company had $39.8 million of authorized share repurchase capacity remaining as of June 30, 2020. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2020:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2020	2,861	$33.44	—	$39,782
May 1-31, 2020	5,739	37.21	—	39,782
June 1-30, 2020	2,297	41.32	—	39,782
2nd Quarter	10,897	$37.09	—

On January 29, 2020, we issued 75,734 shares of our common stock as partial consideration for our acquisition of certain assets of AKS Capital Partners LLC. The shares issued are prohibited from being transferred until January 29, 2021. The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

10.1†*	Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and William M. Walker
10.2†*	Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Howard W. Smith, III
10.3†*	Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Stephen P. Theobald
10.4†*	Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Richard M. Lucas
10.5†*	Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Paula A. Pryor
10.6†*	Indemnification Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Paula A. Pryor
10.7

Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 7, 2018, among Walker & Dunlop, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2020)

10.8†	Walker & Dunlop, Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 27, 2020)
10.9†

Form of Non-Qualified Stock Option Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.10†

Form of Performance Stock Unit Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.11†

Form of Restricted Stock Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.12†

Form of Restricted Stock Agreement (Directors) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.13†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.14†

Form of Restricted Stock Unit Agreement (Management Deferred Stock Unit Purchase Matching Program) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.15†

Form of Deferred Stock Unit Agreement (Management Deferred Stock Unit Purchase Matching Program) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.16†

Form of Non-Qualified Stock Option Transfer Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

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

Date: August 5, 2020	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer