Form 10-Q
period 2020-09-30
Walker & Dunlop, Inc.
filed 2020-11-04
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, there were 31,227,460 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$294,873	$120,685
Restricted cash	12,383	8,677
Pledged securities, at fair value	134,295	121,767
Loans held for sale, at fair value	3,227,287	787,035
Loans held for investment, net	342,056	543,542
Mortgage servicing rights	805,655	718,799
Goodwill and other intangible assets	251,002	182,959
Derivative assets	37,290	15,568
Receivables, net	51,837	52,146
Other assets	143,025	124,021
Total assets	$5,299,703	$2,675,199

Liabilities
Warehouse notes payable	$3,328,327	$906,128
Note payable	292,272	293,964
Guaranty obligation, net	53,474	54,695
Allowance for risk-sharing obligations	70,495	11,471
Derivative liabilities	3,858	36
Performance deposits from borrowers	9,079	7,996
Other liabilities	427,073	358,624
Total liabilities	$4,184,578	$1,632,914

Equity
Preferred stock (authorized 50,000; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 30,619 shares at September 30, 2020 and 30,035 shares at December 31, 2019)	306	300
Additional paid-in capital ("APIC")	230,302	237,877
Accumulated other comprehensive income (loss) ("AOCI")	1,468	737
Retained earnings	883,049	796,775
Total stockholders’ equity	$1,115,125	$1,035,689
Noncontrolling interests	—	6,596
Total equity	$1,115,125	$1,042,285
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$5,299,703	$2,675,199

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Loan origination and debt brokerage fees, net	$83,825	$65,144	$238,105	$188,550
Fair value of expected net cash flows from servicing, net	78,065	50,785	236,434	132,995
Servicing fees	60,265	54,219	172,561	159,424
Net warehouse interest income	7,558	6,172	22,454	19,604
Escrow earnings and other interest income	2,275	15,163	15,689	43,847
Other revenues	15,028	20,784	48,755	55,609
Total revenues	$247,016	$212,267	$733,998	$600,029

Expenses
Personnel	$114,548	$93,057	$310,993	$249,086
Amortization and depreciation	41,919	37,636	123,998	112,920
Provision (benefit) for credit losses	3,483	(772)	32,029	2,864
Interest expense on corporate debt	1,786	3,638	6,724	11,067
Other operating expenses	16,165	19,393	47,324	51,715
Total expenses	$177,901	$152,952	$521,068	$427,652
Income from operations	$69,115	$59,315	$212,930	$172,377
Income tax expense	15,925	15,246	50,076	42,102
Net income before noncontrolling interests	$53,190	$44,069	$162,854	$130,275
Less: net income (loss) from noncontrolling interests	—	26	(224)	(182)
Walker & Dunlop net income	$53,190	$44,043	$163,078	$130,457
Net change in unrealized gains and losses on pledged available-for-sale securities, net of taxes	1,219	123	731	1,090
Walker & Dunlop comprehensive income	$54,409	$44,166	$163,809	$131,547

Basic earnings per share (NOTE 10)	$1.69	$1.42	$5.21	$4.22
Diluted earnings per share (NOTE 10)	$1.66	$1.39	$5.11	$4.11

Basic weighted-average shares outstanding	30,560	29,987	30,379	29,885
Diluted weighted-average shares outstanding	31,074	30,782	30,995	30,742

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income before noncontrolling interests	$162,854	$130,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(236,434)	(132,995)
Change in the fair value of premiums and origination fees	(24,393)	920
Amortization and depreciation	123,998	112,920
Provision (benefit) for credit losses	32,029	2,864
Originations of loans held for sale	(15,923,846)	(12,098,180)
Sales of loans to third parties	13,517,432	11,910,016
Other operating activities, net	51,492	(18,848)
Net cash provided by (used in) operating activities	$(2,296,868)	$(93,028)

Cash flows from investing activities
Capital expenditures	$(2,050)	$(4,166)
Purchases of equity-method investments	(974)	—
Purchases of pledged available-for-sale ("AFS") securities	(14,130)	(25,611)
Proceeds from prepayment of pledged AFS securities	15,531	18,116
Distributions from (investments in) joint ventures, net	(3,538)	(10,377)
Acquisitions, net of cash received	(46,784)	(7,180)
Originations of loans held for investment	(36,950)	(154,302)
Principal collected on loans held for investment upon payoff	236,519	200,315
Net cash provided by (used in) investing activities	$147,624	$16,795

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$2,497,627	$53,372
Borrowings of interim warehouse notes payable	34,028	85,678
Repayments of interim warehouse notes payable	(109,860)	(38,527)
Repayments of note payable	(2,234)	(2,250)
Proceeds from issuance of common stock	12,587	4,453
Repurchase of common stock	(42,525)	(29,850)
Purchase of noncontrolling interests	(10,400)	—
Cash dividends paid	(33,984)	(27,936)
Payment of contingent consideration	(1,641)	(6,450)
Debt issuance costs	(2,340)	(2,465)
Net cash provided by (used in) financing activities	$2,341,258	$36,025

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$192,014	$(40,208)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	136,566	120,348
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$328,580	$80,140

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$33,116	$51,085
Cash paid for income taxes	21,437	33,665

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or thereafter.

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

Through its agency lending products, the Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and together with Fannie Mae, the “GSEs”, the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). Through its debt brokerage products, the Company brokers, and in some cases services, loans for various life insurance companies, commercial banks, and other institutional investors, in which cases the Company does not fund the loan.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or the voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. Under the VIE model, the Company consolidates an entity when it both holds a variable interest in an entity and is the primary beneficiary. If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity. If the Company does not have a majority voting interest but has significant influence, it uses the equity method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but owns a majority of the voting interests or has control over an entity, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests on the balance sheet and the portion of net income (loss) not attributable to Walker & Dunlop, Inc. as Net income (loss) from noncontrolling interests on the income statement.

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

Coronavirus Disease—In January 2020, the first cases of a novel strain of the coronavirus known as Coronavirus Disease 2019 (“COVID-19” or the “virus”) were reported in the U.S., and in March 2020 the World Health Organization recognized the virus as a global pandemic. In the months since, the COVID-19 pandemic has caused significant global economic disruption as a result of the measures taken by countries and local municipalities to contain the spread of the virus (the “COVID-19 Crisis” or the “Crisis”). In the U.S., the only country in which the Company operates, federal, state and local authorities have taken actions to both contain the spread of the virus while simultaneously providing substantial liquidity to Americans, domestic businesses, and the financial markets in an effort to mitigate the adverse financial impact of the virus.

The COVID-19 Crisis has not had a material impact on the Company’s operations, its cash flows, or the amount and availability of its liquidity. Management has made adjustments to the carrying values of the Company’s liabilities impacted by the Crisis based on its best estimates and assumptions, including the Company’s estimate of expected credit losses under both the Fannie Mae Delegated Underwriting and ServicingTM (“DUS”) program and the loans originated and held by the Company.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2020. There have been no material events that would require recognition on the condensed consolidated financial statements. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2020. No other material subsequent events have occurred that would require disclosure.

Derivative Assets and Liabilities—Loan commitments that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets upon the executions of the commitment to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue on the Condensed Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees (included in Derivative assets on the Condensed Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net on the Condensed Consolidated Statements of Income); (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the risk-sharing obligation (or the “guaranty obligation” included in Derivative assets on the Condensed Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net on the Condensed Consolidated Statements of Income); and (iii) the effects of interest rate movements between the trade date and the balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net on the Condensed Consolidated Statements of Income. The co-broker fees for the three months ended September 30, 2020 and 2019 were $5.1 million and $5.7 million, respectively, and $20.4 million and $13.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company presents two components of its revenue as Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net. In the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, the Company presented these two lines as one line item called Gains from mortgage banking activities and disclosed the breakout of Gains from mortgage banking activities in a footnote to the consolidated financial statements. The footnote disclosure is no longer considered necessary as the breakout is provided on the face of the Condensed Consolidated Statements of Income. All prior periods have been adjusted to conform to the current-year presentation.

Guaranty Obligation, net and Allowance for Risk Sharing Obligations—When a loan is sold under the DUS program, the Company undertakes an obligation to partially guarantee the credit performance of the loan. Upon loan sale, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized and presented as Guaranty obligation, net on the Condensed Consolidated Balance Sheets. The recognized guaranty obligation is the fair value of the Company’s obligation to stand ready to perform, including credit risk, over the term of the guaranty.

In determining the fair value of the guaranty obligation, the Company considers the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan discounted using a rate consistent with what is used for the calculation of the mortgage servicing right for each loan. The life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty. Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period, unless the loan defaults or is paid off prior to maturity, using the straight-line method as a component of and reduction to Amortization and depreciation on the Condensed Consolidated Statements of Income.

Overall Current Expected Credit Losses (“CECL”) Approach

The Company uses the weighted-average remaining maturity method (“WARM”) for calculating its allowance for risk-sharing obligations, the Company’s liability for the off-balance-sheet credit exposure associated with the Fannie Mae at-risk DUS loans. WARM uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual charge-off rate is applied to the unpaid principal balance (“UPB”) over the contractual term, further adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below.

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

The Company uses its historical runoff rate for each of the different loan term pools as a proxy for the expected runoff rate. The Company believes that borrower behavior and macroeconomic conditions will not deviate significantly, on average, from historical performance over the approximately ten-year period in which the Company has compiled the actual loss data. The ten-year period captures the various cycles of industry performance and provides a period that is long enough to capture sufficient observations of runoff history. In addition, due to the prepayment protection provisions for Fannie Mae DUS loans, we have not seen significant volatility in historical prepayment rates due to changes in interest rates and would not expect this to change materially in future periods.

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

The Company segments its current portfolio of at-risk DUS loans outstanding by original loan term type and years remaining and then applies the appropriate historical average runoff rates to calculate the expected remaining balance at the end of each reporting period in the future. For example, for a loan with an original ten-year term and seven years remaining, the Company applies the historical average annual runoff rate for a ten-year loan for year four to arrive at the remaining UPB one year from the current period, the historical average runoff rate for year five to arrive at the remaining UPB two years from the current period, and so on up to the loan’s maturity date.

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

Identification of Specific Reserves for Defaulted Loans

The Company monitors the performance of each risk-sharing loan for events or conditions which may signal a potential default. The Company’s process for identifying which risk-sharing loans may be probable of default consists of an assessment of several qualitative and quantitative factors including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio (“DSCR”), property condition, and financial strength of the borrower or key principal(s). In instances where payment under the guaranty on a specific loan is determined to be probable (as the loan is probable of foreclosure or has foreclosed), the Company separately measures the expected loss through an assessment of the underlying fair value of the asset, disposition costs, and the risk-sharing percentage (the “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses on the Condensed Consolidated Statements of Income. These loans are removed from the WARM calculation described above, and the associated loan-specific mortgage servicing right and guaranty obligation are written off. The expected loss on the risk-sharing obligation is dependent on the fair value of the underlying property as the loans are collateral dependent. Historically, initial recognition of a specific reserve occurs at or before a loan becomes 60 days delinquent.

The amount of the specific reserve considers historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The estimate of property fair value at initial recognition of the specific reserve is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan. The Company regularly monitors the specific reserves on all applicable loans and updates loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. The maximum amount of the loss the Company absorbs at the time of default is generally 20% of the origination UPB of the loan.

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

As of September 30, 2020, Loans held for investment, net consisted of 16 loans with an aggregate $347.1 million of unpaid principal balance less $0.8 million of net unamortized deferred fees and costs and $4.2 million of allowance for loan losses. As of December 31, 2019,

Loans held for investment, net consisted of 22 loans with an aggregate $546.6 million of unpaid principal balance less $2.0 million of net unamortized deferred fees and costs and $1.1 million of allowance for loan losses.

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that is scheduled to mature in the third quarter of 2021. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $81.5 million and $78.3 million was presented as a component of Loans held for investment, net on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively, and the secured borrowing of $73.3 million and $70.5 million was included within Other liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. The Company does not have credit risk related to the $73.3 million of loans that were transferred.

The Company assesses the credit quality in the same manner as it does for the loans in the Fannie Mae at-risk portfolio as described above and records a specific reserve for these loans. The allowance for loan losses is estimated collectively for loans with similar characteristics. The collective allowance is based on the same methodology that the Company uses to estimate its CECL reserves for at-risk Fannie Mae DUS loans as described above because the nature of the underlying collateral is the same, and the loans have similar characteristics, except they are significantly shorter in maturity. The reasonable and supportable forecast period used for the CECL allowance for loans held for investment is one year.

The charge-off rate for the forecast period was 36 basis points and nine basis points as of September 30, 2020 and January 1, 2020, respectively. The charge-off rate for the remaining period until maturity was nine basis points as of both September 30, 2020 and January 1, 2020.

One loan held for investment with an unpaid principal balance of $14.7 million that was originated in 2017 was delinquent and on non-accrual status as of September 30, 2020 and December 31, 2019. The Company had a $3.0 million specific reserve for this loan as of September 30, 2020 and $0.6 million specific reserve as of December 31, 2019 and has not recorded any interest related to this loan since it went on non-accrual status. All other loans were current as of September 30, 2020 and December 31, 2019. The amortized cost basis of loans that were current as of September 30, 2020 and December 31, 2019 were $331.5 million and $529.9 million, respectively. As of September 30, 2020, $164.5 million of the loans that were current were originated in 2018, while $167.9 million were originated in 2019.

Prior to 2019, the Company had not experienced any delinquencies related to its loans held for investment. The Company has never charged off any loans held for investment.

Provision (benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses on the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2020	2019	2020	2019
Provision (benefit) for loan losses	$2,179	$58	$3,107	$706
Provision (benefit) for risk-sharing obligations	1,304	(830)	28,922	2,158
Provision (benefit) for credit losses	$3,483	$(772)	$32,029	$2,864

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also fully funds a small number of loans held for sale or loans held for investment with corporate cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or held for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and nine months ended September 30, 2020 and 2019 are the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Net Warehouse Interest Income (in thousands)	2020	2019	2020	2019
Warehouse interest income - loans held for sale	$12,649	$11,721	$37,150	$38,697
Warehouse interest expense - loans held for sale	(7,780)	(10,812)	(24,475)	(37,549)
Net warehouse interest income - loans held for sale	$4,869	$909	$12,675	$1,148

Warehouse interest income - loans held for investment	$4,015	$7,381	$15,083	$24,428
Warehouse interest expense - loans held for investment	(1,326)	(2,118)	(5,304)	(5,972)
Warehouse interest income - secured borrowings	869	888	2,564	2,696
Warehouse interest expense - secured borrowings	(869)	(888)	(2,564)	(2,696)
Net warehouse interest income - loans held for investment	$2,689	$5,263	$9,779	$18,456

Total net warehouse interest income	$7,558	$6,172	$22,454	$19,604

Statement of Cash Flows—For presentation on the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table, in conjunction with the detail of Pledged securities, at fair value included in NOTE 9, is a reconciliation of total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented on the Condensed Consolidated Statements of Cash Flows to the related captions on the Condensed Consolidated Balance Sheets as of September 30, 2020 and 2019 and December 31, 2019 and 2018.

	September 30,		December 31,
Description (in thousands)	2020	2019	2019	2018
Cash and cash equivalents	$294,873	$65,641	$120,685	$90,058
Restricted cash	12,383	9,138	8,677	20,821
Pledged cash and cash equivalents (NOTE 9)	21,324	5,361	7,204	9,469
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$328,580	$80,140	$136,566	$120,348

Income Taxes—The Company records the realizable excess tax benefits from stock compensation as a reduction to income tax expense. The realizable excess tax benefits were $3.0 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $6.0 and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Contracts with Customers—Substantially all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Description (in thousands)	2020	2019	2020	2019	Statement of income line item
Certain loan origination fees	$10,731	$18,754	$40,769	$45,665	Loan origination and debt brokerage fees, net
Property sales broker fees, investment management fees, application fees, and other	11,288	15,022	34,560	35,429	Other revenues
Total revenues derived from contracts with customers	$22,019	$33,776	$75,329	$81,094

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2019 Form 10-K, except for the changes to the Company’s accounting policies related to the allowance for risk-sharing obligations and allowance for loan losses in connection with the adoption of the CECL accounting standard as disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of September 30, 2020.

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

The fair values of the MSRs as of September 30, 2020 and December 31, 2019 were $975.0 million and $910.5 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at September 30, 2020 is a decrease in the fair value of $29.1 million.

The impact of a 200-basis point increase in the discount rate at September 30, 2020 is a decrease in the fair value of $56.4 million.

These sensitivities are hypothetical and should be used with caution. These hypothetical scenarios do not include interplay among assumptions and are estimated as a portfolio rather than for individual assets.

Activity related to capitalized MSRs for the three and nine months ended September 30, 2020 and 2019 is shown in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of MSRs (in thousands)	2020	2019	2020	2019
Beginning balance	$778,269	$688,027	$718,799	$670,146
Additions, following the sale of loan	71,485	48,198	215,288	143,995
Amortization	(38,319)	(34,531)	(110,243)	(103,001)
Pre-payments and write-offs	(5,780)	(4,344)	(18,189)	(13,790)
Ending balance	$805,655	$697,350	$805,655	$697,350

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of September 30, 2020 and December 31, 2019:

Components of MSRs (in thousands)	September 30, 2020	December 31, 2019
Gross Value	$1,323,982	$1,201,542
Accumulated amortization	(518,327)	(482,743)
Net carrying value	$805,655	$718,799

The expected amortization of MSRs recorded as of September 30, 2020 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Three Months Ending December 31,
2020	$37,709
Year Ending December 31,
2021	$144,172
2022	130,781
2023	117,005
2024	101,551
2025	82,806
Thereafter	191,631
Total	$805,655

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the three and nine months ended September 30, 2020 and 2019 is presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Guaranty Obligation (in thousands)	2020	2019	2020	2019
Beginning balance	$54,872	$51,414	$54,695	$46,870
Additions, following the sale of loan	876	3,729	4,346	13,323
Amortization	(2,274)	(2,365)	(7,035)	(7,061)
Other	—	(122)	1,468	(476)
Ending balance	$53,474	$52,656	$53,474	$52,656

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2020 and 2019 is shown in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2020	2019	2020	2019
Beginning balance	$69,191	$7,964	$11,471	$4,622
Adjustment related to adoption of CECL	—	—	31,570	—
Provision (benefit) for risk-sharing obligations	1,304	(830)	28,922	2,158
Write-offs	—	—	—	—
Other	—	122	(1,468)	476
Ending balance	$70,495	$7,256	$70,495	$7,256

On January 1, 2020, the Company recognized the CECL transition adjustment based on its assessment of the multifamily market and the macroeconomic environment at that time and concluded that the projections for the coming year were for continued strong performance similar to the performance over the past few years. The Company’s losses have been de minimis over the past few years. Considering that the Company’s historical loss rate consisted of both strong and weak multifamily and macroeconomic periods, the Company concluded it was appropriate to adjust the loss rate downward for the forecast period. The charge-off rate applied for the forecast period in the WARM CECL calculation was one basis point, which approximated the average of the actual loss rate for the past two years as these conditions were expected to prevail over the course of the forecast period. The Company reverted to the actual historical loss rate of two basis points for all remaining years in the calculation.

Conditions changed significantly beginning in March 2020 due to the Crisis across the world and the resulting global social distancing, lockdown, and phased reopening measures that were put in place by national/state/local authorities with varying expected longevities. These actions reversed macroeconomic conditions from sustained strength to global economic contraction, causing unemployment rates to rise sharply and a recession to ensue.

These conditions have impacted, and are expected to continue to impact, unemployment rates and consumer incomes which are expected to have an adverse impact on multifamily occupancy rates and property cash flows in the near term, increasing the likelihood of delinquencies, loan defaults, and risk-sharing losses. The Company believes that the potential impacts due to the Crisis are expected to be generally consistent with the great financial crisis of 2007-2010. However, the Company expects the Crisis will impact the multifamily market over a one-year period instead of a two-year period and result in less severe losses over the shortened time frame. The charge-off rate during the great financial crisis of 2007-2010 (the “last recession”) totaled 12 basis points over the two-year period. The Company adjusted the charge-off rate down to seven basis points to reflect the current expected economic and operating environment based on the following:

•	The DSCR of the Company’s current at-risk servicing portfolio is substantially higher than it was immediately prior to the last recession,
•	The fair values of the properties collateralizing the at-risk servicing portfolio are higher than they were immediately prior to the last recession, and
•	The positive impacts of the unprecedented level of economic stimulus from the federal government during the initial stages of the Crisis.

The charge-off rate of seven basis points was used for the forecast period as of June 30, 2020 and September 30, 2020, with a reversion to the historical weighted-average charge-off rate of two basis points for all remaining years in the calculation.

The calculated CECL reserve for the Company’s $41.0 billion at-risk Fannie Mae servicing portfolio as of September 30, 2020 was $63.6 million compared to $34.7 million as of the CECL adoption date on January 1, 2020. The significant increase in the CECL reserve was principally related to the forecasted impacts of the Crisis. The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of September 30, 2020 was 7.7 years.

Two loans that defaulted in 2019 have aggregate specific reserves of $6.9 million as of September 30, 2020. The properties related to these two loans were both off-campus student living facilities in the same city. The Company does not have any additional at-risk loans related to student living facilities in this city.

As of September 30, 2020, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $8.5 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $103.4 billion as of September 30, 2020 compared to $93.2 billion as of December 31, 2019.

As of September 30, 2020 and December 31, 2019, custodial escrow accounts relating to loans serviced by the Company totaled $2.8 billion and $2.6 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not the assets of the Company. Certain cash deposits associated with the escrow accounts at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

For most loans the Company services under the Fannie Mae DUS program, the Company is required to advance the principal and interest payments and guarantee fees for up to four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, the Company requests reimbursement from Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse the Company within 60 days of the request. As of September 30, 2020, the Company had outstanding advances of $1.8 million related to loans in our Fannie Mae portfolio compared to $0.2 million as of December 31, 2019.

For loans the Company services under the Ginnie Mae (“HUD”) program, the Company is obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid, or assigned to HUD. The Company is eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, the Company is not reimbursed for our advances until such time as the Company assigns the loan to HUD or work out a payment modification for the borrower. For loans in default, the Company may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease and the Company may then modify and resell the loan or assign the loan back to HUD, at which time the Company will be reimbursed for our advances. As of September 30, 2020, the Company had outstanding advances of $3.2 million for loans in our HUD portfolio compared to $0.7 million as of December 31, 2019.

The Company is not obligated to make advances on any of the other loans the Company services in its portfolio, including loans serviced under the Freddie Mac Optigo program.

As of September 30, 2020 and December 31, 2019, the Company had $7.3 million and $2.1 million of aggregate outstanding principal and interest and tax and escrow advances, respectively. These advances were included as a component of Receivables, net on the Condensed Consolidated Balance Sheets.

NOTE 6—WAREHOUSE NOTES PAYABLE

As of September 30, 2020, to provide financing for the Company’s loan origination activities, the Company has arranged for warehouse lines of credit. In support of the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). The Company has pledged substantially all of its loans held for sale against the Agency Warehouse Facilities.

Additionally, as of September 30, 2020, the Company has arranged for warehouse lines of credit in the amount of $0.3 billion with certain national banks to assist in funding loans held for investment under the Interim Program (“Interim Warehouse Facilities”). The Company has pledged all of its loans held for investment for which funding is obtained against these Interim Warehouse Facilities.

The following table provides information related to our warehouse lines of credit as of September 30, 2020.

	September 30, 2020
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance(2)	Interest rate(3)
Agency Warehouse Facility #1	$350,000	$200,000	$550,000	$191,477	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	1,074,049	30-day LIBOR plus 1.40%
Agency Warehouse Facility #3	600,000	265,000	865,000	467,211	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	412,984	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	784,695	30-day LIBOR plus 1.45%
Total National Bank Agency Warehouse Facilities	$2,000,000	$1,765,000	$3,765,000	$2,930,416
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	232,599
Total Agency Warehouse Facilities	$2,000,000	$3,265,000	$5,265,000	$3,163,015

Interim Warehouse Facility #1	$135,000	$—	$135,000	$102,930	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	8,861	—	8,861	8,861	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$263,671	$—	$263,671	$165,601
Debt issuance costs	—	—	—	(289)
Total warehouse facilities	$2,263,671	$3,265,000	$5,528,671	$3,328,327
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Outstanding balances greater than the Total Facility Capacity are due to temporary increases in the borrowing capacity.
(3)	Interest rate presented does not include the effect of interest rate floors.

The following amendments to the Agency Warehouse Facilities were executed in the normal course of business to support the growth of the Company’s Agency business.

During the second quarter of 2020, the Company executed a modification agreement to the warehouse agreement related to Agency Warehouse Facility #1 that created a $100.0 million sublimit within the committed capacity to fund COVID-19 forbearance advances under the Fannie Mae DUS program, as discussed in NOTE 5. Borrowings under the agreement are collateralized by Fannie Mae’s commitment to repay the advances and are funded at 90% of the principal and interest advanced and bear interest at 30-day London Interbank Offered Rate (“LIBOR”) plus 175 basis points with an interest-rate floor of 25 basis points. The Company had no borrowings under the sublimit related to COVID-19 forbearances as of September 30, 2020. During the fourth quarter of 2020, the Company executed the fifth amendment to the warehouse agreement that extended the maturity date to October 25, 2021 and increased the committed borrowing capacity to $425.0 million. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points and did not include an extension of the $200.0 million uncommitted borrowing capacity as the Company allowed the uncommitted capacity to expire. No other material modifications have been made to the agreement during 2020.

During the third quarter of 2020, the Company executed the sixth amendment to the warehouse agreement related to Agency Warehouse Facility #2 that extended the maturity date thereunder until September 7, 2021, increased the committed borrowing capacity to $700.0 million, and allowed the Company to request a temporary increase in the borrowing capacity at the same borrowing rate by $500.0 million. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points. The temporary increases to the borrowing capacity expire on January 25, 2021. No other material modifications have been made to the agreement during 2020.

During the second quarter of 2020, the Company executed the 11th amendment to the warehouse agreement related to Agency Warehouse Facility #3 that extended the maturity date to April 30, 2021 for the committed borrowing capacity and added $265.0 million in uncommitted borrowing capacity that bears interest at the same rate and has the same maturity date as the committed facility. The amendment also added a 30-day LIBOR floor of 50 basis points. During the third quarter of 2020, the Company executed the 12th amendment to the warehouse agreement that increased the committed borrowing capacity to $600.0 million. No other material modifications have been made to the agreement during 2020.

During the third quarter of 2020, the Company executed the second amendment to the warehouse agreement related to Agency Warehouse Facility #4 that temporarily increased the borrowing capacity by $250.0 million. Borrowings under the temporary increase bear interest at 30-day LIBOR plus 140 basis points. During the fourth quarter of 2020, the Company executed the third amendment to the warehouse agreement that extends the maturity date of the warehouse agreement to October 7, 2021, increased the borrowing capacity of the defaulted FHA sublimit to $75.0 million, and added a 30-day LIBOR floor of 25 basis points. Additionally, the third amendment extended the expiration date of the temporary increase in borrowing capacity to November 22, 2020. No other material modifications have been made to the agreement during 2020.

During the third quarter of 2020, the Company executed the first amendment to the warehouse agreement related to Agency Warehouse Facility #5 that increased the uncommitted borrowing capacity to $1.0 billion and increased the borrowing rate to 30-day LIBOR plus 145 basis points from 30-day LIBOR plus 115 basis points. Additionally, the first amendment extended the maturity date to August 23, 2021 and added a financial covenant related to debt service coverage ratio, as defined, that is similar to the Company's other warehouse lines. No other material modifications have been made to the agreement during 2020.

During the second quarter of 2020, the Company executed the 11th amendment to the credit and security agreement related to Interim Warehouse Facility #1 that extended the maturity date to April 30, 2021 and added a 30-day LIBOR floor of 50 basis points. No other material modifications have been made to the agreement during 2020.

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

Interim Warehouse Facility #3 expired according to its terms during the second quarter of 2020. The facility had committed borrowing capacity of $75.0 million prior to expiring. According to the terms of the repurchase agreement, the lender is required to continue to fund the interim loan balances of $8.9 million outstanding as of September 30, 2020. The facility will be paid off as the underlying interim loans are paid off.

The Company allowed an interim warehouse facility with no outstanding borrowings to expire according to its terms during the second quarter of 2020. The Company believes the three remaining committed and uncommitted credit facilities from national banks and the Company’s corporate cash provide the Company with sufficient borrowing capacity to conduct its Interim Program lending operations.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of September 30, 2020.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity related to goodwill for the nine months ended September 30, 2020 and 2019 follows:

	For the nine months ended
	September 30,
Roll Forward of Goodwill (in thousands)	2020	2019
Beginning balance	$180,424	$173,904
Additions from acquisitions	68,534	6,520
Impairment	—	—
Ending balance	$248,958	$180,424

The additions from acquisitions shown in the table above during the nine months ended September 30, 2020 relate to the purchases of certain assets and the assumption of certain liabilities from three debt brokerage companies for aggregate consideration of $69.4 million, which consisted of $46.8 million of cash, $5.0 million of the Company’s stock, and $17.6 million of contingent consideration. The contingent consideration may be earned over either a four-year period or five-year period after the closing of each acquisition, provided certain revenue targets have been met.

The acquired businesses operate in the Columbus, Ohio and New York City metropolitan areas. These acquisitions expand the Company’s network of loan originators and geographical reach and provide further diversification to its loan origination platform. Substantially all of the value associated with the acquisitions was related to the assembled workforces and commercial lending platform, resulting in substantially all of the consideration being allocated to goodwill. The Company expects all goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments to settle the contingent consideration are made. The other assets acquired and the liabilities assumed were immaterial. The operations of these three companies have since been merged into the Company’s existing operations. The goodwill resulting from the acquisitions is allocated to the Company’s single reporting unit. The purchase accounting for the three acquisitions has been completed as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the balance of intangible assets acquired from acquisitions totaled $2.0 million and $2.5 million, respectively. As of September 30, 2020, the weighted-average period over which the Company expects the intangible assets to be amortized is 4.2 years.

A summary of the Company’s contingent consideration liabilities, which is included in Other liabilities, as of and for the nine months ended September 30, 2020 and 2019 follows:

	For the nine months ended
	September 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2020	2019
Beginning balance	$5,752	$11,630
Additions	27,645	—
Accretion	826	429
Payments	(5,800)	(6,450)
Ending balance	$28,423	$5,609

The contingent consideration liabilities above relate to (i) acquisitions of debt brokerage companies completed in 2017 and 2020 and (ii) the purchase of noncontrolling interests. The last of the five earn-out periods related to the acquisition-related contingent consideration liabilities ends in the second quarter of 2025. During the third quarter of 2020, the Company purchased the remaining noncontrolling interest of WDIS. The purchase consideration included $10.0 million of contingent consideration to be earned over a three-year period ending December 31, 2023, provided certain revenue targets have been met. The Company estimated the fair value of the contingent consideration using a probability-based, discounted cash flow estimate for the revenue targets (Level 3).

The contingent consideration included for the acquisitions and purchase of noncontrolling interests is non-cash and thus not reflected in the amount of cash consideration paid on the Condensed Consolidated Statements of Cash Flows.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
September 30, 2020
Assets
Loans held for sale	$—	$3,227,287	$—	$3,227,287
Pledged securities	21,324	112,971	—	134,295
Derivative assets	—	—	37,290	37,290
Total	$21,324	$3,340,258	$37,290	$3,398,872

Liabilities
Derivative liabilities	$—	$—	$3,858	$3,858
Total	$—	$—	$3,858	$3,858

December 31, 2019
Assets
Loans held for sale	$—	$787,035	$—	$787,035
Pledged securities	7,204	114,563	—	121,767
Derivative assets	—	—	15,568	15,568
Total	$7,204	$901,598	$15,568	$924,370

Liabilities
Derivative liabilities	$—	$—	$36	$36
Total	$—	$—	$36	$36

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2020.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2020 and 2019:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Derivative assets and liabilities, net (in thousands)
Beginning balance	$13,346	$(12,702)	$15,532	$2,839
Settlements	(141,804)	(95,399)	(456,639)	(316,556)
Realized gains recorded in earnings(1)	128,458	108,101	441,107	313,717
Unrealized gains (losses) recorded in earnings(1)	33,432	7,828	33,432	7,828
Ending balance	$33,432	$7,828	$33,432	$7,828
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net on the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2020:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$37,290	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$3,858	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2020 and December 31, 2019 are presented below:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$294,873	$294,873	$120,685	$120,685
Restricted cash	12,383	12,383	8,677	8,677
Pledged securities	134,295	134,295	121,767	121,767
Loans held for sale	3,227,287	3,227,287	787,035	787,035
Loans held for investment, net	342,056	344,056	543,542	546,033
Derivative assets	37,290	37,290	15,568	15,568
Total financial assets	$4,048,184	$4,050,184	$1,597,274	$1,599,765

Financial liabilities:
Derivative liabilities	$3,858	$3,858	$36	$36
Secured borrowings	73,312	73,312	70,548	70,548
Warehouse notes payable	3,328,327	3,328,616	906,128	906,821
Note payable	292,272	295,517	293,964	297,750
Total financial liabilities	$3,697,769	$3,701,303	$1,270,676	$1,275,155

The following methods and assumptions were used for recurring fair value measurements as of September 30, 2020:

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Loan origination and debt brokerage fees, net on the Condensed Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

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

The fair value of the Company's forward sale contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sale contracts to measure the fair value.

The fair value of the Company’s interest rate lock commitments and forward sale contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in interest rate lock commitments and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of our counterparties and the short duration of interest rate lock commitments and forward sale contracts, the risk of nonperformance by the Company’s counterparties has historically been minimal (Level 3).

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2020 and December 31, 2019.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2020
Rate lock commitments	$831,286	$26,286	$(2,928)	$23,358	$23,358	$—	$—
Forward sale contracts	4,012,242	—	10,074	10,074	13,932	(3,858)	—
Loans held for sale	3,180,956	53,477	(7,146)	46,331	—	—	46,331
Total		$79,763	$—	$79,763	$37,290	$(3,858)	$46,331

December 31, 2019
Rate lock commitments	$511,114	$12,199	$(1,975)	$10,224	$10,247	$(23)	$—
Forward sale contracts	1,285,656	—	5,308	5,308	5,321	(13)	—
Loans held for sale	774,542	15,826	(3,333)	12,493	—	—	12,493
Total		$28,025	$—	$28,025	$15,568	$(36)	$12,493

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and multifamily Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency MBS as of September 30, 2020. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2020 collateral requirements as outlined above. As of September 30, 2020, reserve requirements for the DUS loan portfolio will require the Company to fund $64.5 million in additional pledged securities over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2020. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. At September 30, 2020, the net worth requirement was $221.6 million, and the Company's net worth, as defined in the requirements, was $935.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2020, the Company was required to maintain at least $43.9 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. As of September 30, 2020, the Company had operational liquidity, as defined in the requirements, of $347.7 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of September 30, 2020 and 2019 and December 31, 2019 and 2018:

	September 30,		December 31,
	2020	2019	2019	2018
Pledged Securities (in thousands)
Restricted cash	$13,370	$4,521	$2,150	$3,029
Money market funds	7,954	840	5,054	6,440
Total pledged cash and cash equivalents	$21,324	$5,361	$7,204	$9,469
Agency MBS	112,971	114,941	114,563	106,862
Total pledged securities, at fair value	$134,295	$120,302	$121,767	$116,331

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents on the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The investments in Agency debt securities consist of Agency MBS and are all accounted for as AFS securities. The following table provides additional information related to the AFS Agency MBS as of September 30, 2020 and December 31, 2019:

Fair Value and Amortized Cost of Agency MBS (in thousands)	September 30, 2020	December 31, 2019
Fair value	$112,971	$114,563
Amortized cost	111,011	113,580
Total gains for securities with net gains in AOCI	2,031	1,145
Total losses for securities with net losses in AOCI	(71)	(162)
Fair value of securities with unrealized losses	28,108	66,526

The Company has not recorded an allowance for credit losses for any of the AFS securities, including those whose fair value is less than amortized cost as of September 30, 2020. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. None of the pledged securities has been in a continuous unrealized loss position for more than 12 months.

The following table provides contractual maturity information related to the Agency MBS. The money market funds invest in short-term federal government and Agency debt securities and have no stated maturity date.

	September 30, 2020
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	2,337	2,360
After five years through ten years	89,345	89,150
After ten years	21,289	19,501
Total	$112,971	$111,011

NOTE 10—EARNINGS PER SHARE

Earnings per share (“EPS”) is calculated under the two-class method. The two-class method allocates all earnings (distributed and undistributed) to each class of common stock and participating securities based on its respective rights to receive dividends. The Company grants share-based awards to various employees and nonemployee directors under the 2020 Equity Incentive Plan that entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities.

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019 under the two-class method. Participating securities are included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended September 30,		For the nine months ended September 30,
EPS Calculations (in thousands, except per share amounts)	2020	2019	2020	2019
Calculation of basic EPS
Walker & Dunlop net income	$53,190	$44,043	$163,078	$130,457
Less: dividends and undistributed earnings allocated to participating securities	1,528	1,375	4,923	4,211
Net income applicable to common stockholders	$51,662	$42,668	$158,155	$126,246
Weighted-average basic shares outstanding	30,560	29,987	30,379	29,885
Basic EPS	$1.69	$1.42	$5.21	$4.22

Calculation of diluted EPS
Net income applicable to common stockholders	$51,662	$42,668	$158,155	$126,246
Add: reallocation of dividends and undistributed earnings based on assumed conversion	19	27	75	90
Net income allocated to common stockholders	$51,681	$42,695	$158,230	$126,336
Weighted-average basic shares outstanding	30,560	29,987	30,379	29,885
Add: weighted-average diluted non-participating securities	514	795	616	857
Weighted-average diluted shares outstanding	31,074	30,782	30,995	30,742
Diluted EPS	$1.66	$1.39	$5.11	$4.11

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method include the unrecognized compensation costs associated with the awards. 175 thousand and 142 thousand of average restricted shares were excluded from the computation of diluted earnings per share under the treasury-stock method for the three and nine months ended September 30, 2020, respectively, and an immaterial number was excluded for the three and nine months ended September 30, 2019 because the effect would have been anti-dilutive (the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

NOTE 11—TOTAL EQUITY

A summary of changes in total equity for the three and nine months ended September 30, 2020 and 2019:

	For the three and nine months ended September 30, 2020

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands, except per share data)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2019	30,035	$300	$237,877	$737	$796,775	$6,596	$1,042,285
Cumulative-effect adjustment for adoption of CECL, net of tax	—	—	—	—	(23,678)	—	(23,678)
Walker & Dunlop net income	—	—	—	—	47,829	—	47,829
Net income (loss) from noncontrolling interests	—	—	—	—	—	(224)	(224)
Contributions from noncontrolling interests	—	—	—	—	—	675	675
Other comprehensive income (loss), net of tax	—	—	—	(1,918)	—	—	(1,918)
Stock-based compensation - equity classified	—	—	5,061	—	—	—	5,061
Issuance of common stock in connection with equity compensation plans and acquisitions	675	7	11,362	—	—	—	11,369
Repurchase and retirement of common stock	(380)	(4)	(18,293)	—	(8,440)	—	(26,737)
Cash dividends paid ($0.36 per common share)	—	—	—	—	(11,347)	—	(11,347)
Balance at March 31, 2020	30,330	$303	$236,007	$(1,181)	$801,139	$7,047	$1,043,315
Walker & Dunlop net income	—	—	—	—	62,059	—	62,059
Purchase of noncontrolling interests	—	—	(3,295)	—	—	(7,047)	(10,342)
Other comprehensive income (loss), net of tax	—	—	—	1,430	—	—	1,430
Stock-based compensation - equity classified	—	—	5,592	—	—	—	5,592
Issuance of common stock in connection with equity compensation plans	50	1	195	—	—	—	196
Repurchase and retirement of common stock	(11)	—	(405)	—	—	—	(405)
Cash dividends paid ($0.36 per common share)	—	—	—	—	(11,294)	—	(11,294)
Balance at June 30, 2020	30,369	$304	$238,094	$249	$851,904	$—	$1,090,551
Walker & Dunlop net income	—	—	—	—	53,190	—	53,190
Purchase of noncontrolling interests	—	—	(21,635)	—	—	—	(21,635)
Other comprehensive income (loss), net of tax	—	—	—	1,219	—	—	1,219
Stock-based compensation - equity classified	—	—	6,598	—	—	—	6,598
Issuance of common stock in connection with equity compensation plans and purchase of noncontrolling interests	574	5	11,923	—	—	—	11,928
Repurchase and retirement of common stock	(324)	(3)	(4,678)	—	(10,702)	—	(15,383)
Cash dividends paid ($0.36 per common share)	—	—	—	—	(11,343)	—	(11,343)
Balance at September 30, 2020	30,619	$306	$230,302	$1,468	$883,049	$—	$1,115,125

	For the three and nine months ended September 2019

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
(in thousands, except per share data)	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192
Cumulative-effect adjustment for adoption of ASU 2016-02, net of tax	—	—	—	—	(1,002)	—	(1,002)
Walker & Dunlop net income	—	—	—	—	44,218	—	44,218
Net income (loss) from noncontrolling interests	—	—	—	—	—	(158)	(158)
Other comprehensive income (loss), net of tax	—	—	—	301	—	—	301
Stock-based compensation - equity classified	—	—	6,812	—	—	—	6,812
Issuance of common stock in connection with equity compensation plans	935	9	4,178	—	—	—	4,187
Repurchase and retirement of common stock	(459)	(4)	(22,400)	—	(1,755)	—	(24,159)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,319)	—	(9,319)
Balance at March 31, 2019	29,973	$300	$223,742	$226	$698,894	$4,910	$928,072
Walker & Dunlop net income	—	—	—	—	42,196	—	42,196
Net income (loss) from noncontrolling interests	—	—	—	—	—	(50)	(50)
Other comprehensive income (loss), net of tax	—	—	—	666	—	—	666
Stock-based compensation - equity classified	—	—	4,417	—	—	—	4,417
Issuance of common stock in connection with equity compensation plans	24	1	—	—	—	—	1
Repurchase and retirement of common stock	(33)	(1)	(538)	—	(1,217)	—	(1,756)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,311)	—	(9,311)
Balance at June 30, 2019	29,964	$300	$227,621	$892	$730,562	$4,860	$964,235
Walker & Dunlop net income	—	—	—	—	44,043	—	44,043
Net income (loss) from noncontrolling interests	—	—	—	—	—	26	26
Contributions from noncontrolling interests	—	—	—	—	—	1,549	1,549
Other comprehensive income (loss), net of tax	—	—	—	123	—	—	123
Stock-based compensation - equity classified	—	—	5,242	—	—	—	5,242
Issuance of common stock in connection with equity compensation plans	68	1	265	—	—	—	266
Repurchase and retirement of common stock	(75)	(1)	(1,831)	—	(2,104)	—	(3,936)
Cash dividends paid ($0.30 per common share)	—	—	—	—	(9,306)	—	(9,306)
Balance at September 30, 2019	29,957	$300	$231,297	$1,015	$763,195	$6,435	$1,002,242

During the first quarter of 2020, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of the Company’s common stock over a 12-month period beginning on February 11, 2020. During the first quarter of 2020, the Company repurchased 161 thousand shares of its common stock under a share repurchase program at a weighted-average price of $63.58 per share and immediately retired the shares, reducing stockholders’ equity by $10.2 million. During the second quarter of 2020, the Company did not repurchase any shares of common stock. During the third quarter of 2020, the Company repurchased 254 thousand shares of its common stock under the 2020 share repurchase program at a weighted-average price of $53.12 per share and immediately retired the shares, reducing stockholders’ equity by $13.5 million. As of September 30, 2020, the Company had $26.3 million of authorized share repurchase capacity remaining under the 2020 share repurchase program.

During each of the first three quarters of 2020, the Company paid a dividend of $0.36 per share. On October 28, 2020, the Company’s Board of directors declared a dividend of $0.36 per share for the fourth quarter of 2020. The dividend will be paid on November 30, 2020 to all holders of record of the Company’s restricted and unrestricted common stock as of November 13, 2020.

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

As disclosed in NOTE 7, the Company issued $5.0 million of the Company stock in connection with acquisitions in the first quarter of 2020, a non-cash transaction.

The Company negotiated concurrently for the acquisition of the noncontrolling interests held by the two members of WDIS, effective April 1, 2020. One transaction closed in the second quarter of 2020, and the other closed early in the third quarter of 2020. During the second quarter of 2020, the Company purchased noncontrolling interests from one of the members of WDIS for an aggregate $5.2 million in cash, which resulted in a $3.3 million reduction to APIC for the excess of the purchase price over the noncontrolling interest balance. During the third quarter of 2020, the Company purchased the remaining noncontrolling interests in WDIS for an aggregate consideration of $26.8 million, which consisted of $5.2 million in cash, a $5.7 million reduction in other assets (a non-cash transaction), $5.9 million of Company stock (a non-cash transaction), and $10.0 million of contingent consideration (a non-cash transaction). The $26.8 million purchase price resulted in reductions to APIC of $21.6 million for the excess of the purchase price over the noncontrolling interest balance.

As a result of the transactions, the Company has not recorded any Net income (loss) from noncontrolling interests on the Condensed Consolidated Statements of Income since the first quarter of 2020.

During the third quarter of 2019, the Company made an advance to one of the noncontrolling interest holders in the amount of $1.5 million to allow the noncontrolling interest holder to make a required contribution to WDIS. As this was a non-cash transaction, the amount was not presented in the Condensed Consolidated Statements of Cash Flows.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020.

Forward-Looking Statements

Some of the statements in this Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” or “us”) may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States (“U.S.”), with a primary focus on multifamily lending, debt brokerage, and property sales. We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily approved seller/servicer for Conventional loans since 2009. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily property sales brokerage services, and engage in commercial real estate investment management activities. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country, some of whom are the largest owners and developers in the industry. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, an approved member of Freddie Mac’s Multifamily OptigoSM network (“Freddie Mac Optigo”) nationally for Conventional, Seniors Housing, and Targeted Affordable Housing, a HUD Multifamily Accelerated Processing lender nationally, a HUD Section 232 LEAN lender nationally, and a Ginnie Mae issuer. We broker, and often service, loans for life insurance companies, and we broker loans to commercial banks, commercial mortgage-backed securities issuers, certain debt funds and other institutional lenders, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture. Those interim loans not closed by the joint venture are originated by us and held for investment and included on our balance sheet.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $200 million, which equates to a maximum loss per loan of $40 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $200 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $200 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $200 million. Accordingly, loans originated in prior years may be subject to modified risk-sharing at much lower levels.

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

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries, now known as Walker & Dunlop Investment Partners, Inc. (“WDIP”), the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition of WDIP, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify our operations by growing our investment management platform. WDIP’s current assets under management (“AUM”) of $1.3 billion primarily consist of four sources: Fund III, Fund IV, Fund V (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds consists of both unfunded commitments and funded investments and AUM for the separate accounts consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated. Additionally, we consolidate the activities of WDIS, and prior to the second quarter of 2020, presented the portion of WDIS that we did not control as Noncontrolling interests on the Condensed Consolidated Balance Sheets and Net income (loss) from noncontrolling interests on the Condensed Consolidated Statements of Income. Due to the repurchase activity as more fully described in the footnotes to the financial statements, we did not have noncontrolling interests as of September 30, 2020 and did not have net income (loss) from noncontrolling interests since the first quarter of 2020.

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

Revenue is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell the loan to an investor. The commitment asset related to the loan origination is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of any co-broker fees, and the estimated fair value of the expected net cash flows associated with the servicing of the loan, net of the estimated net future cash flows associated with any risk-sharing obligations (the “servicing component of the commitment asset”). Upon loan sale, we derecognize the servicing component of the commitment asset and recognize an OMSR. All OMSRs are amortized into expense using the interest method over the estimated life of the loan and presented as a component of Amortization and depreciation on the Condensed Consolidated Statements of Income.

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

Allowance for Risk-sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our at-risk servicing portfolio and is presented as a separate liability on the Condensed Consolidated Balance Sheets. We record a loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual charge-off rate is applied to the unpaid principal balance (“UPB”) over the contractual term, further adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below.

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

We use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. We use forecasts of such factors as unemployment rates, historically a highly correlated indicator for multi-family occupancy rates, and net operating income growth to assess what macroeconomic and multifamily market conditions are expected to be like over the forecast period. We then associate the forecasted conditions with a similar historical period over the past ten years, which could be one or several years, and use our average loss rate for that historical period as a basis for the charge-off rate used for the forecast period. For all remaining years until maturity, we use the weighted-average annual charge-off rate for the ten-year period, as described above, to estimate losses. The average loss rate from a historical period used for the forecast period may be adjusted as necessary if the forecasted macroeconomic and industry conditions differ materially from the historical period.

We perform a quarterly evaluation of all of our risk-sharing loans to determine whether a specific loss is probable. Our process for identifying which risk-sharing loans may be probable of loss consists of an assessment of several qualitative and quantitative factors, including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio

(“DSCR”), property condition, and financial strength of the borrower or key principal(s). In instances where payment under the guaranty on a specific loan is determined to be probable and estimable (as the loan is probable of foreclosure or in foreclosure), we record a liability for the estimated allowance for risk-sharing (a “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision for credit losses on the Condensed Consolidated Statements of Income, along with a write-off of the associated loan-specific mortgage servicing right and guaranty obligation. Historically, initial recognition of a specific reserve occurs at or before a loan becomes 60 days delinquent.

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

Overview of Current Business Environment

During the last two fiscal years, over 80% of the Company’s transaction volumes have been driven by the financing and sale of multifamily properties in the U.S. As a result of the ongoing COVID-19 Crisis, numerous Americans, including many renters in multifamily properties, are experiencing significant financial hardship. Those hardships have resulted in dramatic increases in unemployment, creating uncertainty about whether many Americans will be able to continue paying their monthly rent as the Crisis continues. In response to the financial hardships being experienced across the U.S., we saw unprecedented levels of economic stimulus and protections put in place by Congress earlier in the year, most notably, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed on March 27, 2020. The CARES Act included considerable capital investments and government programs meant to support households, businesses and the U.S. economy during the recession created by the COVID-19 Crisis.

Specifically, as it relates to our business, nearly $600 billion of aid was allocated to programs, including supplemental unemployment payments, that provided funds necessary to enable many renters to continue meeting monthly obligations. Many of the provisions of the CARES Act expired at the end of July 2020, and no new legislation has been passed to replace or extend the benefits contained in the CARES Act. Despite the expiration of the CARES Act, our business continues to perform well, but there is no guarantee that this will continue as the level of unemployment remains high, and the economy remains in a recession.

Other federal programs designed to support the economy through the economic downturn also benefited from the CARES Act. Notably, the U.S. Federal Reserve’s Exchange Stabilization Fund (“ESF”) increased by over $450 billion. The expansion of the ESF enabled the U.S. Federal Reserve to put significant lending programs in place to support small business lending programs, main street lending programs, and various other corporate lending programs. These lending programs provided some of our borrowers with the liquidity necessary to fund their operations for some period of time. Outside of the support allocated by the CARES Act, the Federal Reserve adopted other measures in response to the financial downturn. In March 2020, the Federal Reserve brought the Federal Funds Rate to a target of 0% to 0.25% in an emergency cut in response to the pending COVID-19 outbreak. Prior to this move, the Fed Funds Rate was a target rate of 1.50% - 1.75%. The Federal Reserve indicated in September 2020 that it intends to keep rates at these low levels for the foreseeable future in order to support an economic recovery. This action by the Federal Reserve, along with the Federal Reserve’s commitment to buy Treasury securities and Agency mortgage-backed securities in amounts necessary to support smooth functioning of markets, has enabled Agency securities to continue trading uninterrupted with little to no change in the credit spreads that drive pricing of Agency mortgage-backed securities and has contributed to very low long-term mortgage interest rates, which form the basis for most of our lending. The low rate environment contributed to the increase in our Agency lending volumes during 2020.

Finally, the Agencies have separately responded to the COVID-19 Crisis by halting the eviction of tenants living in assets they have financed. This has directly influenced borrowers’ ability to manage tenants that are either unable to pay, or elect not to pay, their monthly obligations. In response, numerous multifamily owner-operators are working closely with affected renters to provide economic assistance during this time of need, up to and including rent forbearance for those experiencing a financial hardship. The Agencies responded further to the COVID-19 Crisis by offering loan forbearance to borrowers for up to 180 days provided a borrower is able to show a property is experiencing a financial hardship as a direct result of the COVID-19 Crisis. Under the loan forbearance plan, borrowers will repay the forborne payments over a 12- to 24-month period without penalties. The creation of these two programs may have a direct impact on our borrowers’ ability to make monthly debt service payments, and in turn may impact the Company’s obligation to advance funds to bondholders under our servicing agreements with Fannie Mae and HUD. We do not have advance obligations with respect to our Freddie Mac or life insurance servicing agreements. To date, very few of our multifamily borrowers have requested loan forbearance, requiring low levels of advances. Our outstanding advances were $1.8 million and $3.2 million under our Fannie Mae and HUD servicing agreements, respectively compared to $0.2 million and $0.7 million, respectively, at December 31, 2019. Declining rent collections and a borrower’s inability to make all required payments once the forbearance period is over could lead to an increase in delinquencies and losses beyond what we have experienced since the great financial crisis of 2007-2010, although we are not experiencing this to date. The prolonged nature of the Crisis could result in the number of forbearance requests increasing for the remainder of 2020 given the current high levels of domestic unemployment.

The most immediate impact of the Crisis was felt by our multifamily property sales operations, which saw significant declines beginning in March 2020 because of the COVID-19 Crisis after a strong start to the year. Multifamily property sales volumes increased in the third quarter from the lows of the second quarter, as capital began returning to the market. Long-term, we believe the market fundamentals remain positive for multifamily property sales. Over the last several years, and in the months leading up to the COVID-19 Crisis, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily market were strong entering the COVID-19 Crisis, and when coupled with the financial protections put in place by Congress and the Agencies, it is our expectation that market demand for multifamily housing will recover, continuing to make multifamily properties an attractive investment option, and we anticipate our property sales activity to ultimately return to pre-Crisis levels.

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

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In September 2019, FHFA revised Fannie Mae’s and Freddie Mac’s loan origination caps to $100.0 billion each for all multifamily business for the five-quarter period beginning with the fourth quarter 2019 through the fourth quarter of 2020. The new caps apply to all multifamily business with no exclusions. As of the third quarter of 2020, Fannie Mae and Freddie Mac had $33 billion and $34 billion, respectively, of capacity remaining under FHFA’s multifamily loan origination caps. In the third quarter of 2020, we saw strong lending activity from our GSE operations. The GSEs increased their historical market share during 2020 in spite of having year-over-year declines in their lending volumes as other capital sources pulled back even more significantly from the market due to the COVID-19 Crisis. During the nine months ended September 30, 2020, we increased our market share with the GSEs to 12.9%.

Our debt financing operations with HUD grew during the first three quarters of 2020, with HUD loans accounting for 5% and 6% of our debt financing volumes for the three and nine months ended September 30, 2020, respectively, compared to 4% and 3% for both the three and nine months ended September 30, 2019. The increase in HUD debt financing volumes was partially a result of the government shutdown during the first half of 2019 and partially a result of HUD originations being countercyclical sources of capital, similar to the GSEs.

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

Our non-multifamily focused mortgage brokerage operations have also been impacted by the COVID-19 Crisis. The Crisis had an immediate negative impact on the supply of capital to commercial real estate, most noticeably for hospitality, office, and retail assets. Our debt brokerage platform delivered record financing volumes prior to the onset of the Crisis in the U.S. As a result of the Crisis, we saw a decline in brokered financing transactions in the second quarter as transactions were put on hold or cancelled altogether. During the third quarter, we saw more capital sources come back into the market, helping to drive an increase in debt brokerage volumes compared to the second quarter of 2020. In the short term, we expect non-multifamily debt financing volumes to remain at relatively low levels as banks and life insurance companies reduce their origination volumes in response to the Crisis.

We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and to dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. As it did with other types of lending, the COVID-19 Crisis has resulted in a pullback of capital sources for interim lending opportunities. In response to the Crisis, we did not originate any new Interim Program loans for several months after the Crisis began. We continue to maintain a cautious outlook on new originations but have seen an increase in our loan origination pipeline and expect to originate additional interim loans in the near term. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed, but we could see higher levels of default or requests for forbearance as the impacts of the Crisis become clearer.

As of September 30, 2020, we have not furloughed any employees as a result of the Crisis and currently do not have any plans in place to furlough any employees as a result of the Crisis. During the third quarter of 2020, many of our offices reopened in accordance with guidance from national, state, and local governments and health authorities. Although substantially all of our employees have been able, and continue, to work remotely, we have implemented several new protocols based on guidance and best practices from health authorities for our employees that have returned to the office to ensure their health, safety, and well-being, such as daily health screenings and the usage of personal protective equipment.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$1,977,607	$2,012,291	$8,911,397	$6,352,661
Freddie Mac	3,136,313	1,747,316	5,903,389	4,853,889
Ginnie Mae - HUD	373,480	281,249	1,368,317	651,009
Brokered(1)	1,711,541	3,100,717	7,200,926	6,479,852
Principal Lending and Investing(2)	105,488	149,800	227,529	403,506
Total Debt Financing Volume	$7,304,429	$7,291,373	$23,611,558	$18,740,917
Property Sales Volume	1,106,162	1,615,963	3,283,463	3,414,092
Total Transaction Volume	$8,410,591	$8,907,336	$26,895,021	$22,155,009

Key Performance Metrics:
Operating margin	28%	28%	29%	29%
Return on equity	20	18	21	19
Walker & Dunlop net income	$53,190	$44,043	$163,078	$130,457
Adjusted EBITDA(3)	45,165	54,539	157,687	183,831
Diluted EPS	1.66	1.39	5.11	4.11

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	46%	44%	42%	42%
Other operating expenses	7	9	6	9

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees(4)	1.15%	0.91%	1.01%	1.02%
Gains attributable to MSRs(5)	1.08	0.71	1.01	0.73
Gains attributable to MSRs, as a percentage of Agency debt financing volume(6)	1.42	1.26	1.46	1.12

(dollars in thousands)	As of September 30,
Managed Portfolio:	2020	2019
Components of Servicing Portfolio
Fannie Mae	$46,224,549	$39,429,007
Freddie Mac	35,726,109	32,395,360
Ginnie Mae - HUD	9,639,820	9,998,018
Brokered (7)	11,513,521	9,628,896
Principal Lending and Investing (8)	273,754	303,218
Total Servicing Portfolio	$103,377,753	$91,754,499
Assets under management (9)	1,936,679	1,620,603
Total Managed Portfolio	$105,314,432	$93,375,102

SUPPLEMENTAL OPERATING DATA – continued

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	23.4	23.3
Weighted-average remaining servicing portfolio term (years)	9.4	9.6

The following table summarizes WDIP’s AUM as of September 30, 2020:

	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$56,072	123,818	$179,890
Fund IV	165,294	139,657	304,951
Fund V	192,113	10,036	202,149
Separate accounts	—	610,223	610,223
Total assets under management	$413,479	$883,734	$1,297,213
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	For the three months ended September 30, 2020, includes $37.0 million from the Interim Program and $68.5 million from WDIP separate accounts. For the nine months ended September 30, 2020, includes $37.0 million from the Interim Program, $86.2 million from the Interim Program JV and $104.4 million from WDIP separate accounts. For the three months ended September 30, 2019, includes $54.3 million from the Interim Program JV, $70.9 million from the Interim Program, and $24.6 million from WDIP separate accounts. For the nine months ended September 30, 2019, includes $198.0 million from the Interim Program JV, $106.8 million from the Interim Program, and $98.7 million from WDIP separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	Excludes the income and debt financing volume from Principal Lending and Investing.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and debt financing volume from Principal Lending and Investing.
(6)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(7)	Brokered loans serviced primarily for life insurance companies.
(8)	Consists of interim loans not managed for the Interim Program JV.
(9)	As of September 30, 2020, includes $566.1 million of Interim Program JV managed loans, $73.3 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.3 billion. As of September 30, 2019, includes $537.7 million of Interim Program JV managed loans, $70.1 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.0 billion.

The following tables present a period-to-period comparison of our financial results for the three and nine months ended September 30, 2020 and 2019.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$83,825	$65,144	$18,681	29%
Fair value of expected net cash flows from servicing, net	78,065	50,785	27,280	54
Servicing fees	60,265	54,219	6,046	11
Net warehouse interest income	7,558	6,172	1,386	22
Escrow earnings and other interest income	2,275	15,163	(12,888)	(85)
Property sales broker fees	6,756	9,575	(2,819)	(29)
Other revenues	8,272	11,209	(2,937)	(26)
Total revenues	$247,016	$212,267	$34,749	16

Expenses
Personnel	$114,548	$93,057	$21,491	23%
Amortization and depreciation	41,919	37,636	4,283	11
Provision for credit losses	3,483	(772)	4,255	(551)
Interest expense on corporate debt	1,786	3,638	(1,852)	(51)
Other operating expenses	16,165	19,393	(3,228)	(17)
Total expenses	$177,901	$152,952	$24,949	16
Income from operations	$69,115	$59,315	$9,800	17
Income tax expense	15,925	15,246	679	4
Net income before noncontrolling interests	$53,190	$44,069	$9,121	21
Less: net income (loss) from noncontrolling interests	—	26	(26)	(100)
Walker & Dunlop net income	$53,190	$44,043	$9,147	21

FINANCIAL RESULTS – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$238,105	$188,550	$49,555	26%
Fair value of expected net cash flows from servicing, net	236,434	132,995	103,439	78
Servicing fees	172,561	159,424	13,137	8
Net warehouse interest income	22,454	19,604	2,850	15
Escrow earnings and other interest income	15,689	43,847	(28,158)	(64)
Property sales broker fees	19,928	19,868	60	0
Other revenues	28,827	35,741	(6,914)	(19)
Total revenues	$733,998	$600,029	$133,969	22

Expenses
Personnel	$310,993	$249,086	$61,907	25%
Amortization and depreciation	123,998	112,920	11,078	10
Provision for credit losses	32,029	2,864	29,165	1,018
Interest expense on corporate debt	6,724	11,067	(4,343)	(39)
Other operating expenses	47,324	51,715	(4,391)	(8)
Total expenses	$521,068	$427,652	$93,416	22
Income from operations	$212,930	$172,377	$40,553	24
Income tax expense	50,076	42,102	7,974	19
Net income before noncontrolling interests	$162,854	$130,275	$32,579	25
Less: net income (loss) from noncontrolling interests	(224)	(182)	(42)	23
Walker & Dunlop net income	$163,078	$130,457	$32,621	25

Overview

For the three months ended September 30, 2020, the increase in revenues was mainly driven by increases in loan origination and debt brokerage fees, net and fair value of expected net cash flows from servicing, net (“MSR Income”). The increase in loan origination and debt brokerage fees was primarily related to the mix in debt financing volumes. The increase in MSR Income was primarily driven by an increase in the weighted-average servicing fee on the Fannie Mae debt originated during the quarter. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in net warehouse interest income was related to an increase in net warehouse interest income from loans held for sale due to significant increases in the average balance and the net spread, partially offset by a decrease in net warehouse interest income from loans held for investment. Escrow earnings and other interest income decreased largely due to a substantial decrease in the earnings rate. The decrease in property sales broker fees was principally due to a decrease in property sales volume. Other revenues declined primarily due to a decrease in prepayment fees.

For the three months ended September 30, 2020, the increase in expenses was largely attributable to increases in personnel expenses, amortization and depreciation, and provision for credit losses. The increase in personnel expenses was primarily a result of an increase in salaries and benefits costs due primarily to an increase in the average headcount, subjective bonuses due to the Company’s strong performance during the quarter, and commissions due to the increase in loan origination and debt brokerage fees, net. Amortization and depreciation expense increased due to an increase in the average MSR balance. The increase in provision for credit losses was due to a change in the calculation of our allowances for credit losses due to a new accounting standard and an increase in the provision for loan losses due to an increase in the reserve for a previously defaulted loan. During the prior year, our allowances for credit losses were calculated based on an incurred loss methodology. During the current year, we implemented the current expected credit loss (“CECL”) accounting standard, which requires allowances to be calculated based on an expected lifetime credit loss methodology. The decrease in interest expense on corporate debt was driven by lower short-term interest rates on our long-term debt. Other operating expenses decreased primarily due to lower travel and entertainment costs due to COVID-19 travel restrictions.

For the nine months ended September 30, 2020, the increase in revenues was mainly driven by increases in loan origination and debt brokerage fees, net and MSR Income. The increase in loan origination and debt brokerage fees was primarily related to an increase in debt financing volumes. The increase in MSR Income was primarily driven both by the increase in debt financing volume and an increase in the weighted-average servicing fee on Fannie Mae debt volume. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Escrow earnings and other interest income decreased principally due to a substantial decrease in the earnings rate. Other revenues decreased largely as a result of a decrease in prepayment fees.

For the nine months ended September 30, 2020, the increase in expenses was principally driven by increases in personnel expenses and provision for credit losses. The increase in personnel expenses was largely a result of an increase in salaries and benefits costs due primarily to an increase in the average headcount, subjective bonuses due to the Company’s strong performance during 2020, and commissions due to the increase in loan origination and debt brokerage fees, net. Amortization and depreciation expense increased due to an increase in the average MSR balance. The increase in provision for credit losses was mainly due to a change in the calculation of our allowances for credit losses due to the adoption of CECL. The decrease in interest expense on corporate debt was driven by lower short-term interest rates on our long-term debt. Other operating expenses decreased primarily due to lower travel and entertainment costs due to COVID-19 travel restrictions.

Revenues

Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net. The following tables provide additional information that helps explain changes in loan origination and debt brokerage fees, net and fair value of expected net cash flows from servicing, net period over period:

	Debt Financing Volume by Product Type
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Fannie Mae	27%	28%	38%	34%
Freddie Mac	43	24	25	26
Ginnie Mae - HUD	5	4	6	3
Brokered	24	42	30	35
Principal Lending and Investing	1	2	1	2

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Origination Fees	$83,825	$65,144	$238,105	$188,550
Dollar Change	$18,681		$49,555
Percentage Change	29%		26%
MSR Income (1)	$78,065	$50,785	$236,434	$132,995
Dollar Change	$27,280		$103,439
Percentage Change	54%		78%
Origination Fee Rate (2) (basis points)	115	91	101	102
Basis Point Change	24		(1)
Percentage Change	26%		(1)%
MSR Rate (3) (basis points)	108	71	101	73
Basis Point Change	37		28
Percentage Change	52%		38%
Agency MSR Rate (4) (basis points)	142	126	146	112
Basis Point Change	16		34
Percentage Change	13%		30%
(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total mortgage banking volume.
(3)	MSR Income as a percentage of total mortgage banking volume.
(4)	MSR Income as a percentage of Agency mortgage banking volume.

The increases in loan origination and debt brokerage fees, net (“origination fees”) and MSR Income for the three months ended September 30, 2020 were related to a more favorable transaction mix leading to an increase in origination fee and MSR rates. During the three months ended September 30, 2020, 75% of our total mortgage banking volume related to Agency loans compared to 56% during the three months ended September 30, 2019, leading to increases in the origination fee and MSR rates. The weighted-average servicing fee on Fannie Mae debt financing volume increased 47% year over year, contributing to the increases in MSR Income, the MSR Rate, and the Agency MSR Rate. Freddie Mac debt financing volumes were a major contributor to the increase in Agency transaction mix year over year, with Freddie Mac loans accounting for 43% of debt financing volumes compared to 24% for the three months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, the increase in origination fees was largely driven by a 26% increase in debt financing volume. The increase in MSR Income was primarily attributable to a 40% increase in Fannie Mae debt financing volume year over year and a significant increase in the weighted-average servicing fee on Fannie Mae debt financing volume year over year, both of which also led to the increases in the MSR Rate and the Agency MSR Rate.

See the “Overview of Current Business Environment” section above for the detailed discussion of the factors driving the changes in debt financing volumes.

Servicing Fees. For both the three and nine months ended September 30, 2020, the increases were principally the result of increases in the average servicing portfolio period over period as shown below due to new loan originations and relatively fewer payoffs, partially offset by a decrease in the servicing portfolio’s weighted-average servicing fee rate for the nine months ended September 30, 2020 as shown below. The decrease in the weighted-average servicing fee for the nine months ended September 30, 2020 was due to a lower weighted-average servicing fee on our new Fannie Mae debt financing volume than on the Fannie Mae loans that have matured or prepaid over the past year. The lower weighted-average servicing fee on Fannie Mae debt financing for the nine months ended September 30, 2020 was primarily driven by a $2.1 billion Fannie Mae portfolio originated during the first quarter of 2020, which had a weighted-average servicing fee of ten basis points, slightly offset by higher servicing fees on the remainder of our Fannie Mae debt financing volumes.

	Servicing Fees Details
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Average Servicing Portfolio	$101,551,127	$90,733,023	$97,914,210	$88,743,851
Dollar Change	$10,818,104		$9,170,359
Percentage Change	12%		10%
Average Servicing Fee (basis points)	23.4	23.4	23.3	23.7
Basis Point Change	-		(0.4)
Percentage Change	0%		(2)%

Net Warehouse Interest Income. For both the three and nine months ended September 30, 2020, the increases in net warehouse interest income were primarily the result of increases in net warehouse interest income from loans held for sale (“LHFS”), partially offset by decreases in the net warehouse interest income from loans held for investment (“LHFI”). The increases in net warehouse interest income from LHFS were due to increases in the net spread between the rate on the originated loans and the interest costs associated with the warehouse facility as seen below coupled with increases in the average LHFS outstanding balance as seen below. Short-term interest rates upon which our warehouse interest expense are based decreased at a higher rate than the long-term interest rates upon which we earn interest income for both the three and nine months ended September 30, 2020. For both the three and nine months ended September 30, 2020, the increase in the average outstanding balance of LHFS is primarily attributable to the increase in Agency debt financing volume year over year.

The decreases in interest income from LHFI were primarily due to substantial decreases in the net spread and small decreases in the average LHFI outstanding balance as seen below. During the prior year, the Company held a large loan that was fully funded with corporate cash, resulting in an overall high net spread. During the current year, a much smaller balance of loans was fully funded with corporate cash.

The decreases in interest income from LHFI were primarily due to substantial decreases in the net spread and small decreases in the average LHFI outstanding balance as seen below. During the prior year, the Company held a large loan that was fully funded with corporate cash, resulting in an overall high net spread. During the current year, a much smaller balance of loans was fully funded with corporate cash.

	Net Warehouse Interest Income Details
	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Average LHFS Outstanding Balance	$1,845,687	$1,193,419	$1,759,594	$1,140,120
Dollar Change	$652,268		$619,474
Percentage Change	55%		54%
LHFS Net Spread (basis points)	106	30	96	13
Basis Point Change	76		83
Percentage Change	253%		638%
Average LHFI Outstanding Balance	$329,559	$377,068	$379,249	$392,780
Dollar Change	$(47,509)		$(13,531)
Percentage Change	(13)%		(3)%
LHFI Net Spread (basis points)	326	558	344	627
Basis Point Change	(232)		(283)
Percentage Change	(42)%		(45)%

Escrow Earnings and Other Interest Income. For both the three and nine months ended September 30, 2020, the decreases were due to substantial decreases in the average earnings rates period over period, slightly offset by increases in the average balance of escrow accounts. The increases in the average balance were due to increases in the average servicing portfolio. The decreases in the average earnings rate were due to substantial decreases in short-term interest rates, upon which our earnings rates are based, over the past 12 months as discussed above in the “Overview of Current Business Environment” section.

Property Sales Broker Fees. The decrease in property sales broker fees for the three months ended September 30, 2020 was the result of decreased property sales volume driven by market participants’ pull back in activity due to uncertainty caused by the COVID-19 Crisis.

Other Revenues. For both the three and nine months ended September 30, 2020, the decreases were largely attributable to decreases in prepayment fees and income from equity-method investments. Prepayment fees decreased $1.3 million and $3.7 million for the three and nine months ended September 30, 2020, respectively. Income from equity-method investments declined $1.1 million and $3.0 million for the three and nine months ended September 30, 2020, respectively.

Expenses

Personnel. For the three months ended September 30, 2020, the increase was primarily the result of a $4.6 million increase in salaries and benefits and a $2.6 million increase in other personnel costs, both due to acquisitions and hiring to support our growth. The average headcount increased from 773 in 2019 to 887 in 2020. Additionally, the accrual for subjective bonuses increased by $4.9 million due to our strong financial performance and an increase in the average headcount period over period. Commission costs increased $8.0 million due to the increase in loan origination and debt brokerage fees, net noted previously.

For the nine months ended September 30, 2020, the increase was primarily the result of a $13.1 million increase in salaries and benefits and a $6.6 million increase in other personnel costs, both due to acquisitions and hiring to support our growth. The average headcount increased from 749 in 2019 to 861 in 2020. Additionally, the accrual for subjective bonuses increased $15.6 million due to our strong financial performance during 2020 and an increase in the average headcount period over period. Commission costs increased $25.8 million due to the increase in loan origination and debt brokerage fees, net noted previously.

Amortization and Depreciation. For the three and nine months ended September 30, 2020, the increases were primarily attributed to loan origination activity and the resulting growth in the average MSR balances. Over the past 12 months, we have added $108.3 million of MSRs, net of amortization and write offs due to prepayment. Additionally, write off of MSRs increased $2.9 million for the nine months ended September 30, 2020.

Provision (Benefit) for Credit Losses. For the three months ended September 30, 2020, the increase was primarily attributable to the provision for credit losses. During the third quarter, we increased the reserve by $2.4 million for a loan that defaulted in 2019 due to a change in the strategy for working out the loan with the sponsors. Additionally, the calculated CECL reserve for our at-risk Fannie Mae servicing portfolio increased due to an increase in the at-risk portfolio upon which the CECL reserve is calculated. The loss rates for the one-year forecast period and the subsequent years used in our CECL reserve calculation did not change from those used over the past two quarters.

For the nine months ended September 30, 2020, the increase was principally due to the increase in the calculated CECL reserve for our at-risk Fannie Mae servicing portfolio. As of September 30, 2020, the CECL reserve was $63.6 million compared to $34.7 million as of the date of the adoption of CECL on January 1, 2020. The significant increase in the CECL reserve during 2020 was principally related to the forecasted economic impacts of the COVID-19 Crisis. As a result of the COVID-19 Crisis, the charge-off rate for the forecast period increased from one basis point as of January 1, 2020 to seven basis points as of September 30, 2020.

Interest Expense on Corporate Debt. For the three and nine months ended September 30, 2020, the decreases were due to the aforementioned decrease in short-term rates over the past 12 months. Additionally, we lowered the spread on our long-term debt in the fourth quarter of 2019.

Other Operating Expenses. For both three months and nine months ended September 30, 2020, the decrease was largely due to decreases in travel and entertainment costs due to COVID-19 travel restrictions. For the three and nine months ended September 30, 2020, travel and entertainment costs decreased $3.6 million and $6.5 million, respectively.

Income Tax Expense. For the three months ended September 30, 2020, the increase in income tax expense relates primarily to the 17% increase in income from operations, largely offset by a $2.6 million increase in excess tax benefits recognized year over year due to a substantial increase in stock option exercises.

For the nine months ended September 30, 2020, the increase in income tax expense was largely driven by the 24% increase in income from operations, partially offset by a $2.1 million increase in excess tax benefits recognized.

We do not expect our annual estimated effective tax rate to differ significantly from the 26.0% rate estimated for the nine months ended September 30, 2020 as the vast majority of our equity compensation plans vest in the first quarter. Accordingly, we expect an estimated effective tax rate of between 26% and 27% for the remainder of the year.

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

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$53,190	$44,043	$163,078	$130,457
Income tax expense	15,925	15,246	50,076	42,102
Interest expense on corporate debt	1,786	3,638	6,724	11,067
Amortization and depreciation	41,919	37,636	123,998	112,920
Provision (benefit) for credit losses	3,483	(772)	32,029	2,864
Net write-offs	—	—	—	—
Stock compensation expense	6,927	5,533	18,216	17,416
Fair value of expected net cash flows from servicing, net	(78,065)	(50,785)	(236,434)	(132,995)
Adjusted EBITDA	$45,165	$54,539	$157,687	$183,831

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Origination fees	$83,825	$65,144	$18,681	29%
Servicing fees	60,265	54,219	6,046	11
Net warehouse interest income	7,558	6,172	1,386	22
Escrow earnings and other interest income	2,275	15,163	(12,888)	(85)
Other revenues	15,028	20,758	(5,730)	(28)
Personnel	(107,621)	(87,524)	(20,097)	23
Net write-offs	—	—	—	N/A
Other operating expenses	(16,165)	(19,393)	3,228	(17)
Adjusted EBITDA	$45,165	$54,539	$(9,374)	(17)

ADJUSTED EBITDA – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Origination fees	$238,105	$188,550	$49,555	26%
Servicing fees	172,561	159,424	13,137	8
Net warehouse interest income	22,454	19,604	2,850	15
Escrow earnings and other interest income	15,689	43,847	(28,158)	(64)
Other revenues	48,979	55,791	(6,812)	(12)
Personnel	(292,777)	(231,670)	(61,107)	26
Net write-offs	—	—	—	N/A
Other operating expenses	(47,324)	(51,715)	4,391	(8)
Adjusted EBITDA	$157,687	$183,831	$(26,144)	(14)

See the table above for the components of the change in adjusted EBITDA for the three and nine months ended September 30, 2020. For the three months ended September 30, 2020, the increase in loan origination and debt brokerage fees was primarily related to a change in the mix of debt financing volume. For the nine months ended September 30, 2020, the increase in loan origination and debt brokerage fees was primarily related to the increase in debt financing volumes. For both the three and nine months ended September 30, 2020, servicing fees increased due to increases in the average servicing portfolio period over period as a result of new loan originations. For both the three and nine months ended September 30, 2020, the increases in net warehouse interest income were related to increases in net warehouse interest income from loans held for sale due to increases in both the average balance and net spread, partially offset by decreases in net warehouse interest income from loans held for investment primarily due to substantial decreases in the net spread. For both the three and nine months ended September 30, 2020, escrow earnings and other interest income decreased as a result of decreases in the average earnings rate. For the three months ended September 30, 2020, other revenues decreased primarily due to decreases in property sales broker fees and prepayment fees. For the nine months ended September 30, 2020, other revenues decreased largely due to a decrease in prepayment fees. For both the three and nine months ended September 30, 2020, the increases in personnel expense were primarily the result of the higher commissions from the increases in loan origination and debt brokerage fees, net and higher average headcount, resulting in increased salaries and benefits, other personnel costs, and subjective bonuses. For both the three and nine months ended September 30, 2020, other operating expenses decreased primarily due to lower travel and entertainment costs due to COVID-19 travel restrictions.

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

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. Our cash flows from investing activities also include the funding and repayment of loans held for investment, contributions to and distributions from joint ventures, and the purchase of AFS securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2020 and 2019.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Net cash provided by (used in) operating activities	$(2,296,868)	$(93,028)	$(2,203,840)	2,369%
Net cash provided by (used in) investing activities	147,624	16,795	130,829	779
Net cash provided by (used in) financing activities	2,341,258	36,025	2,305,233	6,399
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	328,580	80,140	248,440	310

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(2,406,414)	$(188,164)	$(2,218,250)	1,179%
Net cash provided by (used in) operating activities, excluding loan origination activity	109,546	95,136	14,410	15

Cash flows from (used in) investing activities
Net proceeds from the prepayment (purchases) of pledged AFS securities	$1,401	$(7,495)	$8,896	(119)%
Distributions from (investments in) joint ventures, net	(3,538)	(10,377)	6,839	(66)
Acquisitions, net of cash received	(46,784)	(7,180)	(39,604)	552

Originations of loans held for investment	(36,950)	(154,302)	117,352	(76)
Total principal collected on loans held for investment	236,519	200,315	36,204	18
Net payoff of (investment in) loans held for investment	$199,569	$46,013	$153,556	334%

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$2,497,627	$53,372	$2,444,255	4,580%
Borrowings of interim warehouse notes payable	34,028	85,678	(51,650)	(60)
Repayments of interim warehouse notes payable	(109,860)	(38,527)	(71,333)	185
Purchase of noncontrolling interests	(10,400)	—	(10,400)	N/A
Cash dividends paid	(33,984)	(27,936)	(6,048)	22

Total cash increased by $248.4 million to $328.5 million as of September 30, 2020 from $80.1 million as of September 30, 2019. The increase was primarily driven by the significant increase in net loan origination activity and an increase in the net payoff on loans held for investment. The increase in origination activity resulted in cash provided by net warehouse borrowings of $2.5 billion compared to cash provided by net warehouse borrowings of $53.4 million as of September 30, 2020 and September 30, 2019, respectively, partially offset by net cash used in loan origination activity of $2.4 billion and $0.2 billion as of September 30, 2020 and September 30, 2019, respectively.

Changes in cash flows from operating activities were driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows used in operating activities is primarily attributable to the $2.2 billion increase in the funding of loan originations, net of sales of loans to third parties during 2020 compared to 2019.

The change in cash provided by investing activities is primarily attributable to increases in the net payoff of loans held for investment and the net proceeds from the prepayment of AFS securities and the decrease in investments in joint ventures, net, partially offset by an increase in cash paid for acquisitions. The increase in net payoffs was due to significant payoff activity but lower origination activity in 2020 as we paused the originations of loans held for investment for several months due to the COVID-19 Crisis. We had net proceeds from pledged AFS securities of $1.4 million for the first nine months of 2020 compared to net purchases of $7.5 million for the first nine months of 2019 due to a large prepayment in our pledged AFS securities at the end of the third quarter of 2020. The decrease in investments in joint ventures was related to a reduction in the number of loans originated by the joint venture due to the COVID-19 Crisis combined with the repayment of several loans held by the joint venture. The increase in cash used for acquisitions was due to a year-over-year increase in the size and number of companies acquired.

The change in cash provided by financing activities was primarily attributable to the change in net warehouse borrowings period-to-period, partially offset by increases in cash dividends paid, purchases of noncontrolling interests, and net repayments of interim warehouse notes payable. The change in net borrowings of warehouse notes payable during 2020 was due to a substantial increase in the unpaid principal balance of LHFS funded by Agency Warehouse Facilities (as defined below) compared to 2019, with the unpaid principal balance of LHFS funded by Agency Warehouse Facilities increasing $2.2 billion year-over-year. Additionally, as of December 31, 2019, we funded $109.0 million of the LHFS with our own cash, resulting in lower repayments of warehouse notes payable for the nine months ended September 30, 2020 than during the same period in 2019.

The change from net borrowings of interim warehouse notes payable in 2019 to net repayments in 2020 was principally due to interim loan origination and repayment activity period-over-period. During 2019, we originated several loans that were fully funded with corporate cash and had multiple payoffs of loans. During 2020, we had minimal originations and significant payoff activity, leading to a change from net borrowings to net repayments period-over-period. The increase in cash used for purchase of noncontrolling interests was a result of our purchase of noncontrolling interests from the members of WDIS during 2020, a unique transaction. The increase in cash dividends paid was the result of our increasing the dividends paid per share by 20% year over year.

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

We continue to generate positive cash flow to support our business activities as our most significant capital relationships (Fannie Mae, Freddie Mac and HUD) have not been meaningfully affected by the Crisis. In addition, the financial institutions with which we partner to provide warehouse financing do not appear to have been materially impacted by the Crisis, and there has not been, and we do not expect there to be, any disruption to the amount or availability of warehouse funding liquidity necessary to support the Company’s operations.

Fannie Mae has established standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the September 30, 2020 requirements. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk-sharing. At September 30, 2020, the net worth requirement was $221.6 million and our net worth, as defined in the requirements, was $935.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2020, we were required to maintain at least $43.9 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2020, we had operational liquidity, as defined in the requirements, of $347.7 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.36 per share in each of the first three quarters of 2020, which is 20% higher than the quarterly dividends paid in 2019. On October 28, 2020, the Company’s Board of Directors declared a dividend of $0.36 per share for the fourth quarter of 2020. The dividend will be paid on November 30, 2020 to all holders of record of the Company’s restricted and unrestricted common stock as of November 13, 2020. Over the past three years, we have returned $205.8 million to investors in the form of the repurchase of 2.2 million shares of our common stock under share repurchase programs for a cost of $103.3 million and cash dividend payments of $102.5 million. Additionally, we have invested $167.6 million in acquisitions and the purchase of mortgage servicing rights and noncontrolling interests. We occasionally use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of September 30, 2020, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $41.4 million and loans held for sale of $17.9 million. In response to the pullback in lending on transitional properties as a result of the COVID-19 Crisis, we did not originate any new loans held for investment for several months after the Crisis began. During the third quarter of 2020, we began to accept applications for new loans held for investment. We continually seek opportunities to execute additional acquisitions and purchases of mortgage servicing rights and complete such acquisitions if the economics of these acquisitions are favorable. In February 2020, our Board of Directors approved a new stock repurchase program that permits the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2020. Through September 30, 2020 we had repurchased 415 thousand shares under the 2020 repurchase program for an aggregate cost of $23.7 million and had $26.3 million of remaining capacity under that program.

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

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and when the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and multifamily Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of September 30, 2020, we held the majority of collateral in Agency MBS. Additionally, the majority of the loans for which we have risk sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2020 collateral requirements as outlined above. As of September 30, 2020, reserve requirements for the DUS loan portfolio require us to fund $64.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future. We generate sufficient cash flow from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2020.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of September 30, 2020.

	September 30, 2020
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance(2)	Interest rate(3)
Agency Warehouse Facility #1	$350,000	$200,000	$550,000	$191,477	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	1,074,049	30-day LIBOR plus 1.40%
Agency Warehouse Facility #3	600,000	265,000	865,000	467,211	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	412,984	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	784,695	30-day LIBOR plus 1.45%
Total National Bank Agency Warehouse Facilities	$2,000,000	$1,765,000	$3,765,000	$2,930,416
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	232,599
Total Agency Warehouse Facilities	$2,000,000	$3,265,000	$5,265,000	$3,163,015

Interim Warehouse Facility #1	$135,000	$—	$135,000	$102,930	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	8,861	—	8,861	8,861	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	263,671	—	263,671	165,601
Total warehouse facilities	$2,263,671	$3,265,000	$5,528,671	$3,328,616
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Outstanding balances greater than the Total Facility Capacity are due to temporary increases in the borrowing capacity.
(3)	Interest rate presented does not include the effect of interest rate floors.

Agency Warehouse Facilities

As of September 30, 2020, to provide financing to borrowers under the Agencies’ programs, we have five committed and uncommitted warehouse lines of credit in the amount of $3.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). All five of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans intended to be sold under an Agency execution depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

Agency Warehouse Facility #1

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 25, 2021. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $200.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2020, we executed the fifth amendment to the warehouse agreement that created a $100.0 million sublimit within the overall committed capacity to fund COVID-19 forbearance advances under the Fannie Mae DUS program. Borrowings under the agreement are collateralized by Fannie Mae’s commitment to repay the advances and are funded at 90% of the principal and interest advanced and bear interest at 30-day LIBOR plus 175 basis points with an interest-rate floor of 25 basis points. We had no borrowings related to the COVID-19 forbearances as of September 30, 2020. During the fourth quarter of 2020, we executed the fifth amendment to the warehouse agreement that extended the maturity date to October 25, 2021 and increased the committed borrowing capacity to $425.0 million. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points and did not include an extension of the $200.0 million uncommitted borrowing capacity as we allowed the uncommitted capacity to expire. No other material modifications have been made to the agreement in 2020.

Agency Warehouse Facility #2

We have a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on September 7, 2021. The warehousing credit and security agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day LIBOR plus 140 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the third quarter of 2020, we executed the sixth amendment to the warehouse agreement that extended the maturity date thereunder until September 7, 2021, increased the committed borrowing capacity to $700.0 million and allowed us to request a temporary increase in the borrowing capacity by $500.0 million. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points. The temporary increases to the borrowing capacity expire on January 25, 2021. No other material modifications have been made to the agreement during 2020.

Agency Warehouse Facility #3

We have a warehousing credit and security agreement with a national bank for a $600.0 million committed warehouse line that is scheduled to mature on April 30, 2021. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. During the second quarter of 2020, we executed the 11th amendment to the warehouse agreement related to this facility that extended the maturity date to April 30, 2021 for the committed borrowing capacity and added $265.0 million in uncommitted borrowing capacity that bears interest at the same rate and has the same maturity date as the committed facility. The amendment also added a 30-day LIBOR floor of 50 basis points. During the third quarter of 2020, we executed the 12th amendment to the warehouse agreement that increased the committed borrowing capacity to $600.0 million. No other material modifications have been made to the agreement during 2020.

Agency Warehouse Facility #4

We have a warehousing credit and security agreement with a national bank for a $350.0 million committed warehouse line that is scheduled to mature on October 7, 2021. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, FHA, and defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 115 basis points. During the third quarter of 2020, we executed the second amendment to the warehouse agreement to temporarily increase the borrowing capacity by $250.0 million that expires November 22, 2020. Borrowings under the temporary increase bear interest at 30-day LIBOR plus 140 basis points. During the fourth quarter of 2020, we executed the third amendment to the warehouse agreement that extends the maturity date of the warehouse agreement to October 7, 2021, increased the borrowing capacity of the defaulted FHA sublimit to $75.0 million, and added a 30-day LIBOR floor of 25 basis points. No other material modifications have been made to the agreement during 2020.

Agency Warehouse Facility #5

We have a warehousing credit and security agreement with a national bank for a $1.0 billion uncommitted warehouse line that is scheduled to mature on August 23, 2021. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances are made at 100% of the loan balance, and the borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 145 basis points. During the third quarter of 2020, we executed the first amendment to the warehouse agreement that increased the uncommitted borrowing capacity to $1.0 billion and increased the borrowing rate to 30-day LIBOR plus 145 basis points from 30-day LIBOR plus 115 basis points and added a financial covenant related to debt service coverage ratio, as defined, that is similar to the Company’s other warehouse lines. No other material modifications have been made to the agreement during 2020.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Program, we have three remaining committed and uncommitted warehouse facilities with certain national banks in the aggregate amount of $263.7 million as of September 30, 2020 (“Interim Warehouse Facilities”). Consistent with industry practice, two of these facilities are revolving commitments we expect to renew annually and two are commitments that mature according to the maturity dates of the underlying loans. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1

We have a $135.0 million committed warehouse line agreement with a national bank that is scheduled to mature on April 30, 2021. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2020, we executed the 11th amendment to the credit and security agreement related to this facility that extended the maturity date to April 30, 2021 and added a 30-day LIBOR floor of 50 basis points. No other material modifications have been made to the agreement during 2020.

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

Interim Warehouse Facility #3

We had a $75.0 million repurchase agreement with a national bank that matured on May 18, 2020. According to the terms of the repurchase agreement, the lender is required to continue to fund the interim loan balances of $8.9 million that were outstanding as of September 30, 2020. The facility will be paid off as the underlying interim loans are paid off.

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

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of September 30, 2020, we were in compliance with all of our warehouse line covenants.

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

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary so long as certain conditions and requirements provided for in the Term Loan Agreement are met. As of September 30, 2020, the outstanding unpaid principal balance of the Term Loan was $295.5 million.

During the second quarter of 2020, we executed the second amendment to the Credit Agreement to amend the definition of Permitted Subsidiary Collateral to include principal and interest forbearance advances funded by the sublimit created under Agency Warehouse Facility #1.

The note payable and the warehouse facilities are senior obligations of the Company. The Credit Agreement contains affirmative and negative covenants, including financial covenants. As of September 30, 2020, we were in compliance with all such covenants.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
(dollars in thousands)	2020	2019
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$37,018,792	$32,291,310
Fannie Mae Modified Risk	9,165,490	7,067,397
Freddie Mac Modified Risk	52,685	52,828
Total risk-sharing servicing portfolio	$46,236,967	$39,411,535

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$40,267	$70,300
Freddie Mac No Risk	35,673,424	32,342,532
GNMA - HUD No Risk	9,639,820	9,998,018
Brokered	11,513,521	9,628,896
Total non-risk-sharing servicing portfolio	$56,867,032	$52,039,746
Total loans serviced for others	$103,103,999	$91,451,281
Interim loans (full risk) servicing portfolio	273,754	303,218
Total servicing portfolio unpaid principal balance	$103,377,753	$91,754,499

Interim Program JV Managed Loans(1)	639,466	607,769

At risk servicing portfolio(2)	$41,848,548	$36,005,403
Maximum exposure to at risk portfolio(3)	8,497,807	7,360,037
Defaulted loans	48,481	20,981
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	48,481	20,981

Defaulted loans as a percentage of the at risk portfolio	0.12%	0.06%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.17	0.02
Allowance for risk-sharing as a percentage of maximum exposure	0.83	0.10
(1)	As of September 30, 2020, this balance consists of $73.3 million of loans serviced directly for the Interim Program JV partner and $566.1 million of Interim Program JV managed loans. As of September 30, 2019, this balance consists of $70.1 million of loans serviced directly for the Interim Program JV partner and $537.7 million of Interim Program JV managed loans. We indirectly share a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

For example, a $15.0 million loan with 50% risk-sharing has the same potential risk exposure as a $7.5 million loan with full DUS risk sharing. Accordingly, if the $15.0 million loan with 50% risk-sharing were to default, we would view the overall loss as a percentage of the at-risk balance, or $7.5 million, to ensure comparability between all risk-sharing obligations. To date, substantially all of the risk-sharing obligations that we have settled have been from full risk-sharing loans.

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

With the spread of the COVID-19 Crisis across the world and the resulting global social distancing and lockdown measures that have been put in place by national/state/local authorities, macroeconomic conditions have reversed from sustained strength to short-term global economic contraction, causing unemployment rates to rise sharply and a recession to ensue. The calculated CECL reserve for our at-risk Fannie Mae servicing portfolio as of September 30, 2020, and excluding specific loss reserves, was $63.6 million compared to $34.7 million as of the date of adoption of the CECL accounting standard on January 1, 2020. The significant increase in the CECL reserve is principally related to the forecasted impacts of the COVID-19 Crisis.

As of September 30, 2020 and 2019, our allowance for risk-sharing obligations were $70.5 million and $7.3 million, respectively, or 17 basis points and two basis points of the at-risk balance, respectively. The allowance for risk-sharing obligations as of September 30, 2020 was substantially comprised of the aforementioned CECL reserve. As there was only one small defaulted loan in the at-risk servicing portfolio as of September 30, 2019, the allowance for risk-sharing obligations was based primarily on our collective assessment of the probability of loss related to the loans on the watch list as of September 30, 2019, using the accounting standards in place at the time.

As of September 30, 2020, loans with an aggregate UPB of $48.5 million in our at-risk portfolio were in default compared to $21.0 million at September 30, 2019. Our provision for risk-sharing obligations were $1.3 million for the three months ended September 30, 2020 compared to a net benefit of $0.8 million for the three months ended September 30, 2019 and $28.9 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, the provision was entirely the result of an increase in the UPB of our at risk servicing portfolio. For the nine months ended September 30, 2020, the provision was primarily the result of an increase in the forecast losses resulting from the COVID-19 Crisis. For the three and nine months ended September 30, 2019, the majority of the provision was associated with a loan that defaulted during the period.

We have never been required to repurchase a loan.

Off-Balance Sheet Arrangements

Other than the risk-sharing obligations under the Fannie Mae DUS Program disclosed previously in this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements.

New/Recent Accounting Pronouncements

As discussed in NOTE 2 to the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of September 30, 2020.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2020 and 2019 was 15 basis points and 202 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

(in thousands)	As of September 30,
Change in annual escrow earnings due to:	2020	2019
100 basis point increase in 30-day LIBOR	$27,521	$24,659
100 basis point decrease in 30-day LIBOR(1)	(3,500)	(24,659)

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

(in thousands)	As of September 30,
Change in annual net warehouse interest income due to:	2020	2019
100 basis point increase in 30-day LIBOR	$(29,530)	$(9,746)
100 basis point decrease in 30-day LIBOR(1)	3,695	9,746

All of our corporate debt is based on 30-day LIBOR. The following table shows the impact on our annual income from operations due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

(in thousands)	As of September 30,
Change in annual income from operations due to:	2020	2019
100 basis point increase in 30-day LIBOR	$(2,955)	$(2,978)
100 basis point decrease in 30-day LIBOR(1)	433	2,978
(1)	The decrease in 2020 was limited to the 30-day LIBOR rate as of September 30, 2020 as it was less than 100 basis points.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted-average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $29.1 million as of September 30, 2020, compared to $27.5 million as of September 30, 2019. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of September 30, 2020, 87% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 86% as of September 30, 2019; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing us to withhold and purchase at the prevailing market price the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2020, we purchased 36 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. Additionally, we announced a share repurchase program in the first quarter of 2020. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ending February 10, 2021. During the quarter ended September 30, 2020 we repurchased 254 thousand shares under the 2020 share repurchase program. The Company had $26.3 million of authorized share repurchase capacity remaining as of September 30, 2020. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2020:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2020	19,191	$48.86	—	$39,782
August 1-31, 2020	2,699	53.70	2,699	36,637
September 1-30, 2020	268,660	53.22	251,715	26,627
3rd Quarter	290,550	$52.94	254,414

On August 12, 2020, we issued 134,686 shares (the “Shares”) of our common stock as partial consideration for our purchase of the noncontrolling interest from one of the members of WDIS. 100,858 of the Shares are prohibited from being transferred until August 12, 2021. The issuance of the Shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Sixth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of August 21, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2020)

10.2

Master Repurchase Agreement, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.3

Guaranty, dated as of August 26, 2019, by Walker & Dunlop, Inc. in favor of JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.4

Side Letter, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.5

First Amendment to Master Repurchase Agreement, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.6

First Amendment to Side Letter, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained an Exhibit 101)

*: Filed herewith.

**: Furnished herewith. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2020	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 4, 2020	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer