Form 10-K
period 2020-12-31
Walker & Dunlop, Inc.
filed 2021-02-25
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1.0 billion as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2020). The Registrant has no non-voting common equity.

As of January 31, 2021, there were 31,537,491 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2021 are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	the general volatility and global economic disruption caused by the spread of the COVID-19 pandemic (“COVID-19 Crisis” or “Crisis”) and its expected impact on our business operations, financial results and cash flows and liquidity, including due to our principal and interest advance obligations on the Fannie Mae and Government National Mortgage Association (“Ginnie Mae”) loans we service;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan-funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth; and
●	general volatility of the capital markets and the market price of our common stock.

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

Item 1. Business

General

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending, debt brokerage, and property sales. We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ (“DUS”) lender since 1988, when the DUS program began; a lender with the Ginnie Mae and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily approved seller/servicer for Conventional Loans since 2009. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily property sales brokerage and appraisal services, and engage in commercial real estate investment management activities. Our clients are owners and developers of multifamily properties and other commercial real estate across the country, some of whom are the largest owners and developers in the industry. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, an approved Freddie Mac Multifamily Optigo® Seller/Servicer (“Freddie Mac lender”) nationally for Conventional, Seniors Housing, Targeted Affordable Housing, and small balance loans, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN (“LEAN”) lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for several life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture. Those interim loans not closed by the joint venture are originated by us and held on our balance sheet as loans held for investment.

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

Agency Lending

We are one of 23 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing, affordable housing, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the program satisfy the underwriting and other eligibility requirements established by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the loan amount at origination, except for rare instances when we negotiate a cap that may be higher or lower for loans with unique attributes. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations” below. Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. Fannie Mae contracts us to service and asset-manage all loans that we originate under the Fannie Mae DUS program.

We are one of 21 lenders approved as a Freddie Mac lender, where we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable housing, seniors housing loans and small balance loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under Freddie Mac’s programs, we submit our completed loan underwriting package to Freddie Mac and obtain its commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We very rarely have any risk-sharing arrangements on loans we sell to Freddie Mac under its program. Freddie Mac contracts us to service and asset-manage all loans that we originate under its program.

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

Debt Brokerage

 We serve as an intermediary in the placement of commercial real estate debt between institutional sources of capital, such as life insurance companies, investment banks, commercial banks, pension funds, and other institutional investors, and owners of all types of commercial real estate. A client seeking to finance or refinance a property will seek our assistance in developing different financing solutions and soliciting interest from various sources of capital. We often advise on capital structure, develop the financing package, facilitate negotiations between our client and institutional sources of capital, coordinate due diligence, and assist in closing the transaction. In these instances, we act as a loan broker and do not underwrite or originate the loan and do not retain any interest in the loan. For those brokered loans that we service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn for servicing Agency loans.

Over the past five years, the Company has invested approximately $129.8 million to acquire certain assets and assume certain liabilities of six debt brokerage companies. These acquisitions, along with our recruiting efforts, have expanded our network of brokers, broadened our geographical reach, and provided further diversification to our origination platform.

Principal Lending and Investing

Our “Interim Program” is composed of the loans held by the Interim Program JV and the Interim Loan Program, as described below. Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., we offer short-term, senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

Using a combination of our own capital and warehouse debt financing, we separately offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Loan Program”). We underwrite, service, and asset-manage all loans executed through the Interim Loan Program. We originate and hold these Interim Loan Program loans for investment, which are included on our balance sheet, and during the time that these loans are outstanding, we assume the full risk of loss. The ultimate goal of the Interim Loan Program is to provide permanent Agency financing on these transitional properties.

Under certain limited circumstances, we may make preferred equity investments in entities controlled by certain of our borrowers that will assist those borrowers to acquire and reposition properties. The terms of such investments are negotiated with each investment. We fund these preferred equity investments with our own capital and hold the investments until maturity, during which time we assume the full risk of loss. There were no preferred equity investments outstanding as of December 31, 2020.

During the second quarter of 2018, the Company acquired JCR Capital Investment Corporation and subsidiaries, now known as Walker & Dunlop Investment Partners, Inc. (“WDIP”), the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition of WDIP, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify our operations by growing our investment management platform. WDIP’s current assets under management (“AUM”) of $1.3 billion primarily consist of four sources: Fund III, Fund IV and Fund V (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds consists of both unfunded commitments and funded investments, and AUM for the separate accounts consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

Property Sales

We offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties through our wholly owned subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”). Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients. Our property sales services are offered in various regions throughout the United States.

Appraisal Services

During the second quarter of 2019, we formed a joint venture branded Apprise by Walker & Dunlop with an international technology services company to offer automated multifamily appraisal services (“Appraisal JV”). The Appraisal JV leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily appraisals in the U.S. through the licensing of our partner’s technology and leveraging of our expertise in the commercial real estate industry. We own a 50% interest in the Appraisal JV and account for the interest as an equity-method investment. The operations of the Appraisal JV for the year ended December 31, 2020 and our investment in the Appraisal JV as of December 31, 2020 were immaterial.

Correspondent Network

In addition to our originators, at December 31, 2020, we had correspondent agreements with 23 independently owned loan originating companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost-effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s), and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan.

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

Fannie Mae’s counterparty risk policies require a full risk-sharing cap for individual loans. Our full risk-sharing is currently limited to loans up to $200 million, which equates to a maximum loss per loan of $40 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $200 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $200 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $200 million. Accordingly, loans originated in those prior years were subject to risk-sharing at much lower levels. We also monitor geographic and borrower concentrations in the portfolio as a way to further manage our credit risk.

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

For most loans we service under the Fannie Mae DUS program, during periods of payment delinquency and default and while the loan is in forbearance, we are currently required to advance the principal and interest payments and tax and insurance escrow amounts for four months. We are reimbursed by Fannie Mae for these advances.

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

Our Growth Strategy

In 2016, the Company implemented a strategy to reach at least $1 billion of total annual revenues by the end of 2020 by accomplishing the following milestones: (i) at least $30 billion of annual debt financing volume, (ii) annual property sales volume of at least $8 billion, (iii) an unpaid principal balance of at least $100 billion in our servicing portfolio, and (iv) at least $8 billion of assets under management. In 2020, we achieved the annual revenue goal, with total revenues of $1.1 billion for the year ended December 31, 2020. We also achieved two of the milestones with $35.0 billion of debt financing volume for the year ended December 31, 2020 and a servicing portfolio of $107.2 billion as of December 31, 2020. Our property sales volume was $6.1 billion for the year ended December 31, 2020, a record for us, but short of the goal as investment sales activity was significantly impacted by the COVID-19 Crisis. Our assets under management were $1.8 billion as of December 31, 2020, as this part of our business was the least developed when we implemented our strategy and our entry with the acquisition of WDIP did not occur until 2018.

We believe our success in achieving our 2020 goal of $1 billion in revenues positions us to continue growing and diversifying our business by leveraging our people, brand and technology. In the fourth quarter of 2020, we set new long-term goals to accomplish by the end of 2025 that include:

●	Grow Debt Financing Volume to $65 billion annually, including $5 billion of annual small balance multifamily lending, with a servicing portfolio of $160 billion by continuing to hire and acquire the best mortgage bankers in the industry, leveraging our brand to continue growing our client base, and leveraging proprietary technology to be more insightful and relevant to our clients. We continue to increase our market share in the multifamily financing market, with 8.8% share in 2020. At December 31, 2020, we had 159 bankers and brokers in 34 offices focused on debt financing transactions across the United States, up from 153 at the beginning of 2020. This expansion was driven by organic growth, recruitment of talented origination professionals, and the acquisition of commercial mortgage banking businesses. Continued growth of our debt financing team will increase our coverage of the overall commercial real estate market and help achieve our $65 billion financing volume and $160 billion servicing portfolio goals by 2025.
●	Grow Property Sales Volume to $25 billion annually by leveraging the strengths of our current team, growing volumes within our current markets and continuing to build out our brand and footprint nationally by hiring brokers in new geographic markets and brokers who specialize in different multifamily product types. At December 31, 2020, we had 46 property sales brokers in 18 offices in various regions throughout the United States. We added nine property sales brokers in 2020 and increased our 2020 sales volume by 14% as compared to 2019. Continued growth of our property sales team will provide greater exposure to multifamily markets and help achieve our $25 billion property sales goal by 2025, while also increasing our opportunities to finance the properties for which we broker a sale.
●	Establish Investment Banking Capabilities with a goal to reach $10 billion in assets under management by building on our existing capabilities and developing new capabilities to meet more of our client’s needs. We have routinely been asked by our clients to help them in providing market insights, raising more complex capital solutions, and undertaking platform valuations. Our market-leading position in debt financing and our national reach in our property sales platform gives us access to substantial amounts of local and macro environmental data. We believe access to this insightful data, along with our relationships with various organizations in the capital markets and developments in our technology platforms will help meet these client needs. Additionally, we will continue to scale our assets under management through WDIP. With over 200 bankers and brokers on our platform and access to a significant and diverse amount of financing deal flows, we also will focus on raising equity capital to grow WDIP’s business to meet the diverse capital needs of our clients.
●	Remain a leader in Environmental, Social, and Governance (“ESG”) efforts by increasing the percentage of women and minorities within the ranks of our top earners and senior management, remaining carbon neutral while reducing our carbon emissions, and donating 1% of our annual income from operations to charitable organizations. Details and results of our ongoing ESG efforts are provided in our annual ESG report on our website. See more discussions about our human capital strategy in the “Human Capital Resources” section below.

Competition

We compete in the commercial real estate services industry. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, CMBS conduits, public and private real estate investment trusts, private equity, investment funds, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A.; CBRE Group, Inc.; Jones Lang LaSalle Incorporated; Marcus & Millichap, Inc.; Eastdil Secured; PNC Real Estate; Northmarq Capital, LLC; Newmark Realty Capital; and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, well-established investment management platforms, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending or deposit relationships with the bank.

We compete on the basis of quality of service, the ability to provide useful insights to our borrowers, speed of execution, relationships, loan structure, terms, pricing, and breadth of product offerings. Our ability to provide useful insights to borrowers includes our knowledge of local and national real estate market conditions, our loan product expertise, our analysis and management of credit risk and leveraging data and technology to bring ideas to our clients. Our competitors seek to compete aggressively on these factors. Our success depends on our ability to offer attractive loan products, provide superior service, demonstrate industry depth, maintain and capitalize on relationships with investors, borrowers, and key loan correspondents, and remain competitive in pricing. In addition, future changes in laws, regulations, and Agency program requirements, increased investment from foreign entities, and consolidation in the commercial real estate finance market could lead to the entry of more competitors.

Regulatory Requirements

Our business is subject to laws and regulations in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activities involved. The regulatory requirements that apply to our activities are subject to change from time to time and may become more restrictive, making our compliance with applicable requirements more difficult or expensive or otherwise restricting our ability to conduct our business in the manner that it is now conducted. Additionally, as we expand into new operations, we likely will face new regulatory requirements applicable to such operations. Changes in applicable regulatory requirements, including changes in their enforcement, could materially and adversely affect us.

Federal and State Regulation of Commercial Real Estate Lending Activities

Our multifamily and commercial real estate lending, servicing, asset management, and appraisal activities are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the United States. In addition, these activities may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities, regulate conduct with borrowers, establish maximum interest rates, finance charges, and other charges and require disclosures to borrowers. Although most states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies. Some states also require licensing of lenders, loan brokers, loan servicers and real estate appraisers as well as adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control, the Employee Retirement Income Security Act of 1974, as amended, which we refer to as “ERISA,” and federal and state securities laws and regulations.

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

Investment Advisers Act

Under the Investment Advisers Act of 1940, WDIP is required to be registered as an investment adviser with the SEC and follow the various rules and regulations applicable to investment advisers. These rules and regulations cover, among other areas, communications with investors, marketing materials provided to potential investors, disclosure and calculation of fees, calculation and reporting of performance information, maintenance of books and records, and custody. Investment advisers are also subject to periodic inspection and examination by the SEC and filing requirements on Form ADV and Form PF. Should WDIP not meet any of the requirements of the Investment Advisers Act, it could face, among other things, fines, penalties, legal proceedings, an order to cease and desist, or revocation of its registration.

Human Capital Resources

At December 31, 2020, we had a total of 988 employees, a 20% increase from the prior year, including 205 bankers and brokers. This growth was primarily due to the expansion of our business and our recruiting efforts in 2020. None of our employees is represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage. We have not furloughed any employees as a result of the COVID-19 pandemic and currently do not have any plans to furlough any employees as a result of the pandemic.

Our human capital strategy is to create a culture that allows us to attract and retain the very best talent in our industry, provide competitive pay and benefits, and to ensure that all of our employees are welcome everywhere in our Company. We believe the core values that make up “The Walker Way” represent the inclusive culture that we strive to create: an employee base that is driven, caring, collaborative, insightful, and tenacious. We are committed to building a great place to work for all employees and to be a leader in diversity and inclusion.

Talent

We are committed to recruiting, developing and retaining a diverse workforce. We monitor and evaluate various turnover and attrition metrics. Our voluntary retention rate was 93%, and our average tenure was 4.9 years for the year ended December 31, 2020. As of December 31, 2020, our workforce consists of 36% female and 64% male employees, and women represented 25% of management positions (defined as Assistant Vice President and above). Ethnic diversity represented 20% of our workforce and 11% of management positions.

Through the Company’s Council for Diversity & Inclusion, we offer employee resource groups, including diversity, women’s, veterans and working parents. We are purposeful in our drive to promote an inclusive workplace, where our employees are engaged and can develop within the Company. As mentioned in the “Our Growth Strategy” section above, we have set ambitious quantitative 2025 goals related to diversity, equity, and inclusion.

Health and Safety

We are committed to the health, safety, and wellness of our employees. We offer various programs to support the wellbeing of our employees, including flexible working arrangements, a caregiver support program, and a robust wellness program that includes subsidies paid to employees for qualifying wellness activities promoting both physical and mental health. In response to the pandemic, we implemented precautionary policies and significant operational changes to protect and support our employees, including remote working, additional time off to support the family, and a COVID-19 assistance grant program for employees in need. As state and local jurisdictions began lifting COVID restrictions, we implemented new policies and procedures to allow our employees to return to the office on a voluntary basis starting in the second quarter of 2020, including requiring the completion of daily health screenings and the use of personal protective equipment. As of December 31, 2020, substantially all our employees have been able, and continue, to work remotely.

Employee Benefits

To attract and retain the very best in the industry, we are committed to providing a total compensation and benefits package that is highly competitive. We offer competitive wages, healthcare and insurance benefits, paid time off, various leave programs, a service awards program, a 401(k) Company match, wellness benefits, and health savings plans. We also offer paid time off for employees to volunteer in our communities and provide monetary donations to the charity of an employee’s choice as well as a matching fund program where we match employees’ eligible charitable contributions up to a specified amount. In addition, we support the development and advancement of our employees and provide reimbursements for certain professional certifications and higher education.

We have historically granted broad-based restricted stock awards to our employees. Our most-recent restricted stock award was granted in December 2020, on the 10-year anniversary of our initial public offering to our non-production staff, excluding senior management. The grant vests ratably over the next three years.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

Our principal Internet website can be found at http://www.walkerdunlop.com. The content within or accessible through our website is not part of this Annual Report on Form 10-K. We make available free of charge, on or through our website, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC.

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

You may request a copy of any of the above documents, at no cost to you, by writing or telephoning us at: Walker & Dunlop, Inc., 7501 Wisconsin Avenue, Suite 1200E, Bethesda, Maryland 20814, Attention: Investor Relations, telephone (301) 215-5500. We will not send exhibits to these reports, unless the exhibits are specifically requested, and you pay a modest fee for duplication and delivery.

Item 1A. Risk Factors

Investing in our common stock involves risks. You should carefully consider the following risk factors, together with all the other information contained in this Annual Report on Form 10-K, before making an investment decision to purchase our common stock. The realization of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations, and the market price and liquidity of our common stock, which could cause you to lose all or a significant part of your investment in our common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. See “Forward-Looking Statements” for more information.

Risks Relating to Our Business

The loss of, changes in, or disruptions to our relationships with the Agencies and institutional investors would adversely affect our ability to originate commercial real estate loans, which would materially and adversely affect us.

Currently, we originate a majority of our loans held for sale through the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationwide, a Fannie Mae Multifamily Small Loan lender, a Freddie Mac lender nationally for Conventional, Seniors Housing, Targeted Affordable Housing and Small Balance Loans, a HUD MAP lender nationwide, a HUD LEAN lender nationally, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable Agency at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular Agency, which would materially and adversely affect us. It could also result in a loss of similar approvals from the other Agencies. Additionally, federal budgetary policies also impact our ability to originate loans, particularly if they have a negative impact on the ability of the Agencies to do business with us. Changes in fiscal, monetary, and budgetary policies and the operating status of the U.S. government are beyond our control, are difficult to predict, and could materially and adversely affect us. During periods of limited or no U.S. government operations, our ability to originate HUD loans may be severely constrained. The impact that limited or dormant government operations may have on our HUD lending depends on the duration of such impacted operations.

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

As the primary regulator and the conservator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities. Since 2013, the FHFA has established limits on the volume of new multifamily loans that may be purchased annually by the GSEs (“caps”). In November 2020, the FHFA updated the GSE’s loan origination caps to $70.0 billion for the four-quarter period beginning with the first quarter 2021 through the fourth quarter of 2021. The new caps apply to all multifamily business with no exclusions. The FHFA also directed that at least 50.0% of the GSEs’ multifamily business be mission-driven, affordable housing. We cannot predict whether FHFA will implement further regulatory and other policy changes that will modify the GSEs’ multifamily businesses.

Congress has considered various housing finance reform bills since the GSEs went into conservatorship in 2008.  Several of the bills have called for the winding down or receivership of the GSEs. We expect Congress to continue considering housing finance reform in the future, including conducting hearings and considering legislation that could alter the housing finance system. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. Additionally, we cannot predict whether the Biden Administration will propose or implement reforms that modify or otherwise impact the GSEs’ multifamily business.

We are subject to risk of loss in connection with defaults on loans, including loans sold under the Fannie Mae DUS program, and could experience significant servicing advance obligations in connection with Fannie Mae and HUD loans we originate, that could materially and adversely affect our results of operations and liquidity.

As a loan servicer, we maintain the primary contact with the borrower throughout the life of the loan and are responsible, pursuant to our servicing agreements with the Agencies and institutional investors, for asset management. We are also responsible, together with the applicable Agency or institutional investor, for taking actions to mitigate losses. Our asset management process may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While we can recommend a loss mitigation strategy for the Agencies, decisions regarding loss mitigation are within the control of the Agencies. Previous turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans become delinquent, we may incur additional expenses in servicing and asset managing the loan and are typically required to advance principal and interest payments and tax and insurance escrow amounts. In response to the COVID-19 Crisis, the Agencies implemented new forbearance programs that allow borrowers to forbear payments up to 180 days and repay the forborne payments over a 12- or 24-month period. These forbearance programs may require us to advance up to four months of the deferred payments on Fannie Mae loans that we service. We do not have advance obligations with respect to our Freddie Mac or life insurance servicing agreements. Declining rent collections and a borrower’s inability to make all required payments once the forbearance period is over could lead to an increase in delinquencies and losses beyond what we have experienced.

All of these items discussed above could have a negative impact on our cash flows. Because of the foregoing, a rise in delinquencies could have a material adverse effect on us. Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of a loan, except for rare instances when we negotiate a cap at 30% for loans with unique attributes. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. Fannie Mae also requires us to maintain collateral, which may include pledged securities, for our risk-sharing obligations. As of December 31, 2020, we had pledged securities of $137.2 million as collateral against future losses related to $44.5 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our “at-risk balance.” Fannie Mae collateral requirements may change in the future. As of December 31, 2020, our allowance for risk-sharing as a percentage of the at-risk balance was 0.17%, or $75.3 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future actual write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2020, there were two loans with an aggregate unpaid principal balance of $48.5 million that had defaulted and been foreclosed on by Fannie Mae and are awaiting ultimate disposition. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

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

A significant portion of our revenue is derived from loan servicing fees, and declines in or terminations of servicing engagements or breaches of servicing agreements, including from nonperformance by third parties that we engage for back-office loan servicing functions, could have a material adverse effect on us.

We expect that loan servicing fees will continue to constitute a significant portion of our revenues for the foreseeable future. Nearly all of these fees are derived from loans that we originate and sell through the Agencies’ programs or place with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. In addition, we have contracted with a third-party to perform certain routine back-office aspects of loan servicing. If we or this third party fails to perform, or we breach or the third-party causes us to breach our servicing obligations to the Agencies or institutional investors, our servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially and adversely affect us.

If one or more of our warehouse facilities, on which we are highly dependent, are terminated, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.

We require a significant amount of short-term funding capacity for loans we originate. As of December 31, 2020, we had $3.6 billion of committed and uncommitted loan funding available through five commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Additionally, consistent with industry practice, all of our existing Agency Warehouse Facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and restrict our ability to make additional borrowings. These facilities also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. These restrictions (and restrictions included in our long-term debt agreement) may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. There can be no assurance that we will maintain compliance with all financial and other covenants included in our warehouse facilities in the future.

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

We have made investments in interim loans and preferred equity investments, both of which are funded with corporate capital. These investments may involve a greater risk of loss than our traditional real estate lending activities.

Under the Interim Loan Program, we offer short-term, floating-rate loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. Such a borrower often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of the loan balance. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors. Further, interim loans may be relatively less liquid than loans against stabilized properties due to their short life, their potential unsuitability for securitization, any unstabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower’s default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of loans in the Interim Program and may adversely affect the fair value of such loans and the proceeds from their disposition. Carrying loans for longer periods of time on our balance sheet exposes us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults and impairment charges, which may adversely affect our profitability. At December 31, 2020, we held loans with an outstanding principal balance of $366.3 million under the Interim Loan Program. One loan in the portfolio, totaling $14.7 million, is currently in default.

We have made preferred equity investments in entities owning real estate in the past. Such investments are subordinate to debt financing and are not secured by real property. If the issuer of the preferred equity defaults on our investment, in most instances we would only be able to proceed against the entity that issued the equity in accordance with the terms of the investment, and not any real property owned by the entity. As a result, we may not recover some or all of our invested capital, which could result in losses to the Company. As of December 31, 2020, we had no preferred equity investments.

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

We provide commercial real estate financial products and services primarily to developers and owners of multifamily properties. Accordingly, the success of our business is closely tied to the overall success of the multifamily real estate market. Various changes in real estate conditions may impact the multifamily sector. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

●	an oversupply of, or a reduction in demand for, multifamily housing;
●	a change in policy or circumstances that may result in a significant number of current and/or potential residents of multifamily properties deciding to purchase homes instead of renting;
●	rent control, rent forbearance, or stabilization laws, or other laws regulating multifamily housing, which could affect the profitability or values of multifamily developments;
●	the inability of residents and tenants to pay rent;
●	changes in the tax code related to investment real estate;
●	increased competition in the multifamily sector based on considerations such as the attractiveness, location, rental rates, amenities, and safety record of various properties; and
●	increased operating costs, including increased real property taxes, maintenance, insurance, and utilities costs.

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

We intend to drive a significant portion of our future growth through additional strategic acquisitions or investments in new ventures and new lines of business.  If we do not successfully identify, complete and integrate such acquisitions or start-ups, our growth may be limited. Additionally, continued growth and integration in our business may place significant demands on our administrative, operational, and financial resources, and the acquired businesses or new ventures may not perform as we expect them to or become profitable.

We intend to pursue continued growth by acquiring or starting complementary businesses, but we cannot guarantee such efforts will be successful or profitable. We do not know whether the favorable conditions that have enabled our past growth through acquisitions and strategic investments will continue. The identification of suitable acquisition candidates and new ventures can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or investments in new ventures on favorable terms, or at all. Furthermore, even if we successfully complete an acquisition or an investment, we may not be able to successfully integrate newly acquired businesses or new investments into our operations, and the process of integration could be expensive and time consuming and may strain our resources.

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

The COVID-19 Crisis could negatively impact our business and results of operations.

Although the COVID-19 Crisis has not significantly impacted our operations and financial results through the last nine months of 2020, we face uncertainty concerning the future impacts the COVID-19 Crisis may have on the economy and our business that are dependent on future developments that increase uncertainty. The impacts of the COVID-19 Crisis continue to evolve, and any preventative or protective actions that we or our customers may take due to the COVID-19 Crisis may result in a period of disruption, including to our operations and financial results and could potentially impact our customers, third-party sources of capital to fund our loans or loans that we broker to third parties, and other third parties with whom we transact. Additionally, the impacts from the COVID-19 Crisis may constrain or reduce our liquidity or result in future credit losses. The effects of the COVID-19 Crisis also may have the effect of heightening our other risk factors disclosed in this Annual Report on Form 10-K.

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

Regulatory and legal requirements are subject to change. For example, in 2013, Fannie Mae increased its collateral requirements on loans classified by Fannie Mae as Tier II from 60 basis points to 75 basis points.

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

We regularly update our existing information technology systems and install new technologies when deemed necessary and provide employee awareness training around phishing, malware, and other cyber risks and physical security to address the risk of cyber-attacks and other security breaches. However, such preventative measures may not be sufficient to prevent future cyber-attacks or a breach of customer information. Additionally, most of our employees have worked remotely since March of 2020 and will continue to do so for the foreseeable future. While we have designed our controls and processes to operate in a remote working environment, there is a heightened risk such controls and processes may not detect or prevent unauthorized access to our information systems.

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

Pursuant to generally accepted accounting principles in the United States of America (“GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves and the fair value of MSRs, among other items. We make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. These and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective as they are based on significant estimation and judgment. Several of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If assumptions or estimates underlying our financial statements are incorrect, losses may be greater than those expectations.

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2021 for material changes to the above discussion of risk factors.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal headquarters are located in Bethesda, Maryland. At the end of 2020, we signed a 15-year lease for our new principal headquarters office in Bethesda, Maryland that is scheduled to begin in 2022. We believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our results of operations and cash flows when we execute new leases.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. As of the close of business on January 31, 2021, there were 25 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

During 2020, our Board of Directors declared, and we paid, four quarterly dividends totaling $1.44 per share. In February 2021, our Board of Directors declared a dividend for the first quarter of 2021 of $0.50 per share, a 39% increase over the dividend declared for the fourth quarter of 2020. We expect to make regular quarterly dividend payments for the foreseeable future.

Our current and projected dividends provide a return to shareholders while retaining sufficient capital to continue investing in the growth of our business. Our Term Loan (defined in Item 7 below) contains direct restrictions on the amount of dividends we may pay, and our warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends we may pay. While the dividend level remains a decision of our Board of Directors, it is subject to these direct and indirect restrictions, and will continue to be evaluated in the context of future business performance. We currently believe that we can support future comparable quarterly dividend payments, barring significant unforeseen events.

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2015 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2015 in our common stock and in each of the indices shown and assumes that all dividends were reinvested.  Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Walker & Dunlop, Inc., the S&P 500 Index,
and S&P 600 Small Cap Financials

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Walker & Dunlop, Inc.
S&P 500
S&P 600 Small Cap Financials

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the quarter and year ended December 31, 2020, we purchased 12 thousand shares and 278 thousand shares, respectively, to satisfy grantee tax withholding obligations on share-vesting events. We announced a share repurchase program in the first quarter of 2020. The repurchase program authorized by our Board of Directors permits us to repurchase up to $50.0 million of shares of our common stock over a 12-month period ended February 10, 2021. We purchased 459 thousand shares under this program and had $23.9 million of authorized share repurchase capacity remaining as of December 31, 2020.

The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2020:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	380,098	$70.33	160,712
2nd Quarter	10,897	$37.09	—
3rd Quarter	290,550	$52.94	254,414

October 1-31, 2020	46,873	$53.10	43,871	$
November 1-30, 2020	—	—	—
December 1-31, 2020	8,971	84.70	—
4th Quarter	55,844	$58.18	43,871	$23,943
Total	737,389		458,997

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our employee stock-based compensation plans, see Part III, Item 12.

Item 6. Selected Financial Data.

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending, debt brokerage, and property sales. We originate, sell, and service a range of multifamily and other commercial real estate financing products to owners and developers of commercial real estate across the country, provide multifamily property sales brokerage and appraisal services in various regions throughout the United States, and engage in commercial real estate investment management activities.

We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac lender nationally for Conventional, Seniors Housing, Targeted Affordable Housing and Small Balance Loans, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for several life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

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

We recognize revenue when we make simultaneous commitments to originate a loan to a borrower and sell that loan to an investor. The revenues earned reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also recognize revenue when we receive the origination fee from a brokered loan transaction. Other sources of revenue include (i) net warehouse interest income we earn while the loan is held for sale, (ii) net warehouse interest income from loans held for investment while they are outstanding, (iii) sales commissions for brokering the sale of multifamily properties, and (iv) asset management fees from our investment management activities.

We retain servicing rights on substantially all the loans we originate and sell, and generate revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees. Servicing fees set at the time an investor agrees to purchase the loan are generally paid monthly for the duration of the loan and are based on the unpaid principal balance of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not have similar prepayment protections.

We are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated concurrently with establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the Agencies that specify the cost of a failed loan delivery, in the event we fail to deliver the loan to the investor. To protect us against such fees, we require a deposit from the borrower at rate lock that is typically more than the potential fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced a de minimis number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae), except for rare instances when we negotiate a cap at 30% for loans with unique attributes. We have had only one loan loss with a 30% cap in our history. Our full risk-sharing is currently limited to loans up to $200 million, which equates to a maximum loss per loan of $40 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $200 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $200 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $200 million. Accordingly, loans originated in those prior years were subject to risk-sharing at much lower levels. Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations.

Our Interim Program offers floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. We underwrite, asset-manage, and service all loans executed through the Interim Program. The ultimate goal of the Interim Program is to provide permanent Agency financing on these transitional properties. The Interim Program has two distinct executions: the Interim Program JV and the Interim Loan Program.

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

We originate and hold the Interim Loan Program loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. As of December 31, 2020, we had 18 loans held for investment under the Interim Loan Program with an aggregate outstanding unpaid principal balance of $366.3 million. One loan with a balance of $14.7 million is currently in default.

During the year ended December 31, 2020, $86.2 million of the $276.0 million of interim loan originations were executed through the joint venture, with the remainder originated through our Interim Loan Program. During the year ended December 31, 2019, $436.1 million of the $757.2 million of interim loan originations were executed through the joint venture. As of December 31, 2020 and 2019, we asset-managed $484.8 million and $670.5 million, respectively, of interim loans on behalf of the Interim Program JV.

During the third quarter of 2018, we transferred a $70.1 million portfolio of participating interests in loans held for investment to a third party and accounted for the transfer as a secured borrowing. The balance of the portfolio is presented as loans held for investment with an offsetting amount for the secured borrowing included as account payable as of December 31, 2020. We do not have credit risk related to the transferred loans.

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

During the second quarter of 2018, the Company acquired WDIP, a registered investment adviser, and general partner of private commercial real estate investment funds focused on the management of debt, preferred equity, and mezzanine equity investments in private middle-market commercial real estate funds and separately managed accounts. The acquisition of WDIP, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the company by growing our investment management platform. WDIP’s current assets under management (“AUM”) of $1.3 billion primarily consist of assets held in three managed funds: Fund III, Fund IV and Fund V, and separate accounts managed for life insurance companies. AUM for Fund III and Fund IV consist of both unfunded commitments and funded investments, AUM for Fund V consists of unfunded commitments, and AUM for the separate accounts consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. AUM disclosed in this Annual Report on Form 10-K may differ from regulatory assets under management disclosed on WDIP’s Form ADV.

WDIP typically receives management fees based on limited partner capital commitments, unfunded investment commitments, and funded investments. Additionally, with respect to Fund III, Fund IV and Fund V, WDIP receives a percentage of the profits above the fund expenses and preferred return specified in the fund offering agreements.

As of December 31, 2020, our servicing portfolio was $107.2 billion, up 15% from December 31, 2019, making it the 8th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s (“MBA”) 2020 year-end survey (the “Survey”). Our servicing portfolio includes $48.8 billion of loans serviced for Fannie Mae and $37.1 billion for Freddie Mac, making us the 1st and 4th largest primary cashier servicer of Fannie Mae and Freddie Mac loans in the nation, respectively, according to the Survey. Also included in our servicing portfolio is $9.6 billion of HUD loans, the 3rd largest HUD primary and master servicing portfolio in the nation according to the Survey.

The average number of our mortgage bankers increased from 150 during 2019 to 161 during 2020 due to organic growth, recruiting and acquisition, contributing to an increase of 32% in our loan origination volume, from a total of $26.6 billion during 2019 to a total of $35.0 billion during 2020. Fannie Mae recently announced that we ranked as its largest DUS lender in 2020, by loan deliveries, and Freddie Mac recently announced that we ranked as its 4th largest Freddie Mac lender in 2020, by loan deliveries. Additionally, we were the 5th largest multifamily lender for HUD in 2020 based on MAP initial endorsements.

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions and the use of different judgments and assumptions may have a material impact on our results. We believe the following critical accounting estimates represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. Additional information about our critical accounting estimates and other significant accounting policies are discussed in NOTE 2 of the consolidated financial statements.

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase (“PMSR”) is equal to the purchase price paid. The fair value at loan sale (“OMSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for escrow earnings, prepayment, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the OMSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all OMSRs were between 10-15% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for OMSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. We record an individual OMSR asset (or liability) for each loan at loan sale. For PMSRs, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio.

The assumptions used to estimate the fair value of capitalized OMSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market, we have experienced little volatility in the assumptions we used during the periods presented, including the most-significant assumption – the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. For example, during the year ended December 31, 2020, we adjusted the escrow earnings rate assumption twice based on changes we saw from other market participants. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the consolidated financial statements details the portfolio-level impact of a change in the discount rate).

For PMSRs, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual loans do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We made adjustments to the estimated life of two of our PMSRs during 2020 as the actual experience of prepayments differed materially from the estimated prepayments.

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below. We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor associated with a similar historical period. We revert to the historical loss rate over a one-year period.

One of the key components of a WARM calculation is the runoff rate, which is the expected rate at which loans in the current portfolio will amortize and prepay in the future. We group loans by similar origination dates (vintage) and contractual maturity terms for purposes of calculating the runoff rate. We originate loans under the DUS program with various terms generally ranging from several years to 15 years; each of these various loan terms has a different runoff rate. The runoff rates applied to each vintage and contractual maturity term is determined using historical data; however, changes in prepayment and amortization behavior may significantly impact the estimate.

The weighted-average annual loss rate is calculated using a 10-year look-back period, utilizing the average portfolio balance and settled losses for each year. A 10-year period is used as we believe that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio.

Changes in our expectations and forecasts may materially impact the estimate. At the adoption of the CECL standard on January 1, 2020, projections for the multifamily market and macroeconomic environment were for continued strong performance, and in response, the loss rate applied was one basis point as this represented the historical loss rate consistent with the conditions expected to prevail over the forecast period. Beginning in March 2020, conditions changed significantly due to the COVID-19 Crisis causing global economic contraction, higher unemployment rates, and a recession to ensue. In response to the change in economic conditions, we revised the forecast-period loss rate as of December 31, 2020 upward to six basis points to reflect the significant economic uncertainty that continues to linger due to the COVID-19 Crisis.

We evaluate our risk-sharing loans on a quarterly basis to determine whether there are loans that are probable of default. Specifically, we assess a loan’s qualitative and quantitative risk factors, such as payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When a loan is determined to be probable of default based on these factors, we remove the loan from the WARM calculation and individually assess the loan for potential credit loss. This assessment requires certain judgments and assumptions to be made regarding the property values and other factors, that may differ significantly from actual results. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial specific reserves have not varied significantly from the final settlement. Given the unprecedented nature of the impacts of the Crisis on the domestic economy and commercial real estate in particular, we are uncertain whether such trends will continue in the future.

We activity monitor the judgments and assumptions used in our Allowance for Risk-Sharing Obligation estimate and make adjustments to those assumptions when market conditions change, or when other factors indicate such adjustments are warranted. We believe the level of Allowance for Risk-Sharing Obligation is appropriate based on our expectations of future market conditions; however, changes in one or more of the judgments or assumptions used above could have a significant impact on the estimate.

Overview of Current Business Environment

At the onset of the COVID-19 Crisis, we saw dramatic increases in unemployment. The Federal Reserve and the U.S. Congress (“Congress”) responded with unprecedented levels of economic and monetary stimulus, most notably, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act included considerable capital investments and government programs meant to support households, businesses, and the U.S. economy during the recession created by the COVID-19 Crisis.

Specifically, as it relates to our business, nearly $600 billion of aid was allocated to programs, including supplemental unemployment payments, that provided funds necessary to enable many renters to continue meeting monthly obligations. At the end of 2020, Congress enacted the Consolidated Appropriations Act (“CAA”), which included extensions to many of the provisions originally enacted by the CARES Act. The CAA included an extension of the enhanced unemployment benefits and $25 billion in emergency assistance to renters. The CARES Act and the CAA have provided substantial relief and stimulus to the economy, and our business continues to perform well, but there is no guarantee that this will continue as the level of unemployment remains high, and the economy remains in a recession. As a result of the continued high level of unemployment, Congress is currently working on passing a third stimulus package in 2021.

In March 2020, the Federal Reserve brought the Federal Funds Rate to a target of 0% to 0.25% in an emergency cut in response to the pending COVID-19 outbreak. The Federal Reserve indicated in its January 2021 meeting that it intends to keep rates at these low levels for the foreseeable future in order to support an economic recovery. This action by the Federal Reserve, along with the Federal Reserve’s commitment to buy Treasury securities and Agency mortgage-backed securities in amounts necessary to support smooth functioning of markets, has enabled Agency securities to continue trading uninterrupted with little to no change in the credit spreads that drive pricing of Agency mortgage-backed securities and has contributed to very low long-term mortgage interest rates, which form the basis for most of our lending. The low rate environment contributed to the increase in our Agency lending volumes during 2020.

Finally, the Agencies have separately responded to the COVID-19 Crisis by halting the eviction of tenants living in assets they have financed. This has directly influenced borrowers’ ability to manage tenants that are either unable to pay, or elect not to pay, their monthly obligations. In response, numerous multifamily owner-operators are working closely with affected renters to provide economic assistance during this time of need, up to and including rent forbearance for those experiencing a financial hardship. The Agencies responded further to the COVID-19 Crisis by offering loan forbearance to borrowers for up to 180 days, provided a borrower is able to show a property is experiencing a financial hardship as a direct result of the COVID-19 Crisis. Under the loan forbearance plan, borrowers will repay the forborne payments over a 12- to 24-month period without penalties. The creation of these two programs may have a direct impact on our borrowers’ ability to make monthly debt service payments, and in turn, may impact the Company’s obligation to advance funds to bondholders under our servicing agreements with Fannie Mae and HUD. We do not have advance obligations with respect to our Freddie Mac or life insurance servicing agreements. To date, very few of our multifamily borrowers have requested loan forbearance, requiring low levels of advances. Our outstanding advances were immaterial under our Fannie Mae and HUD servicing agreements at December 31, 2020. Declining rent collections and a borrower’s inability to make all required payments once the forbearance period is over could lead to an increase in delinquencies and losses beyond what we have experienced since the great financial crisis of 2007-2010, although we are not experiencing this to date. The prolonged nature of the Crisis could result in the number of forbearance requests increasing given the current high levels of domestic unemployment.

The most immediate impact of the Crisis was felt by our multifamily property sales operations, which saw significant declines beginning in March 2020 because of the COVID-19 Crisis after a strong start to the year. Multifamily property sales volumes rebounded strongly in the second half of 2020 from the lows of the second quarter of 2020, as capital began returning to the market. Long-term, we believe the market fundamentals remain positive for multifamily property sales. Over the last several years, and in the months leading up to the COVID-19 Crisis, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily market were strong entering the COVID-19 Crisis, and when coupled with the financial protections put in place by Congress and the Agencies, it is our expectation that market demand for multifamily property sales will continue to recover as multifamily properties will remain an attractive investment option.

Our non-multifamily focused mortgage brokerage operations have also been impacted by the COVID-19 Crisis. The Crisis had an immediate negative impact on the supply of capital to commercial real estate, most noticeably for hospitality, office, and retail assets. Our debt brokerage platform delivered record financing volumes prior to the onset of the Crisis in the U.S. As a result of the Crisis, we saw a decline in brokered financing transactions in the second quarter as transactions were put on hold or cancelled altogether. During the fourth quarter of 2020, we saw capital sources come back into the market, helping to drive a year-over-year increase in our annual debt brokerage volume compared to 2019. We expect non-multifamily debt financing volumes to continue to recover as banks and life insurance companies return to their pre-Crisis origination volumes.

Our Agency multifamily debt financing operations remain very active. The Agencies are countercyclical sources of capital to the multifamily industry and have continued to lend during the COVID-19 Crisis, just as they did during the great financial crisis of 2007-2010. We are a market-leading originator with the Agencies, and the Agencies remain the most significant providers of capital to the multifamily market. Consequently, we continue to see significant activity in our multifamily lending operations, and we continue to see lending opportunities consistent with pre-Crisis levels. We believe our market leadership positions us to be a significant lender with the Agencies for the foreseeable future.

The FHFA establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In September 2020, FHFA established Fannie Mae’s and Freddie Mac’s 2021 loan origination caps at $70 billion each for all multifamily business. The new caps apply to all multifamily business with no exclusions. In 2020, Fannie Mae and Freddie Mac had multifamily origination volumes of $76.1 billion and $83.1 billion, respectively, up 8.4% and 6.1% from 2019, respectively. In 2020, we saw strong lending activity from our GSE operations and increased our market share with the GSEs to 12.3% from 10.2% in 2019.

Our debt financing operations with HUD grew during 2020, with HUD loans accounting for 6% of our debt financing volumes the year ended December 31, 2020, compared to 3% for the year ended December 31, 2019. The increase in HUD debt financing volumes was partially a result of the government shutdown during the first half of 2019 and partially a result of HUD originations being countercyclical sources of capital, similar to the GSEs.

We expect strength in our Agency operations to continue given the pull back by other capital sources. An additional positive factor influencing multifamily financing volumes is the historically low interest rate environment, which is incentivizing borrowers to refinance their properties in spite of the current challenges. We continue to seek to add resources and scale to our Agency lending platform.

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

We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and to dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. As it did with other types of lending, the COVID-19 Crisis has resulted in a pullback of capital sources for interim lending opportunities. In response to the Crisis, we paused originations on new Interim Program loans for several months and recommenced in the third quarter of 2020. We continue to maintain a cautious outlook on new originations but have seen an increase in our loan origination pipeline and expect to originate additional interim loans in the near term. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed, but we could see higher levels of default or requests for forbearance as the impacts of the Crisis linger.

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

●	The Level of Losses from Fannie Mae Risk-Sharing Obligations. Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the loan’s unpaid principal balance on the origination date, except for rare instances when we negotiate a cap at 30% for loans with unique attributes. We have had only one such default with a 30% cap. As a result, a rise in defaults could have a material adverse effect on us.

●	The Price of Loans in the Secondary Market. Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

●	Market for Servicing Commercial Real Estate Loans. Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-sharing obligations we undertake. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results immediately and over time.

●	The Percentage of Adjustable Rate Loans Originated and the Overall Loan Origination Mix. The adjustable rate mortgage loans (“ARMs”) we originate typically have less stringent prepayment protection features than fixed rate mortgage loans (“FRMs”), resulting in a shorter expected life for ARMs than FRMs. The shorter expected life for ARMs results in smaller MSRs recorded than for FRMs. Absent an increase in originations, an increase in the proportion of our loans originated that are ARMs could adversely impact the gains from mortgage banking activities we record. Additionally, the loan product mix we originate can significantly impact our overall earnings. For example, an increase in loan origination volume for our two highest-margin products, Fannie Mae and HUD loans, without a change in total loan origination volume would increase our overall profitability, while a decrease in the loan origination volume of these two products without a change in total loan origination volume would decrease our overall profitability, all else equal.

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

The “Critical Accounting Policies and Estimates” section above and NOTE 2 of the consolidated financial statements provides additional details of the accounting for these revenues.

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

Other Revenues.  Other revenues are comprised of fees for processing loan assumptions, prepayment fee income, application fees, property sales broker fees, income from equity-method investments, asset management fees, and other miscellaneous revenues related to our operations.

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

Amortization and depreciation also includes the amortization of intangible assets, principally related to the amortization of the mortgage pipeline and other intangible assets recognized in connection with acquisitions. We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is no longer probable of rate locking. Also included in amortization and depreciation for the years ended December 31, 2020, 2019 and 2018 is the amortization of intangible assets associated with our acquisition of WDIP. These intangible assets consisted primarily of asset management contracts, which had an estimated life at acquisition of five years. For the years presented in the Consolidated Statements of Income, the amortization of intangible assets relates primarily to intangible assets associated with our acquisition of WDIP in 2018.

Provision (Benefit) for Credit Losses.  The provision (benefit) for credit losses consists of two components: the provision associated with our risk-sharing loans and the provision associated with our loans held for investment. The provision (benefit) for credit losses associated with risk-sharing loans is estimated on a collective basis when a loan is sold to Fannie Mae and is based on our current expected credit losses on the current portfolio from loan sale to maturity. The provision (benefit) for credit losses associated with our loans held for investment is estimated similar to our risk-sharing loans at origination and is based on our current expected credit losses. For both our risk-sharing loans and loans held for investment, when a loan is probable of default, the loan is taken out of the collective evaluation and individually evaluated for credit losses. Our estimates of property fair value are based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value.

The “Critical Accounting Policies and Estimates” section above and NOTE 2 of the consolidated financial statements provides additional details of the accounting for this expense.

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

Income Tax Expense.  The Company is a C-corporation subject to both federal and state corporate tax. Our estimated combined statutory federal and state tax rate was 25.2%, 25.0%, and 25.1% for the years ended December 31, 2020, 2019, and 2018, respectively. Except for the effects of 2017 Tax Cuts and Jobs Act (“Tax Reform”), our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income amongst the various states where we are subject to taxation since we do not have foreign operations. For example, from the period since we went public in 2010 through 2017, our combined statutory tax rate varied by only 0.7%, with a low of 38.2% and a high of 38.9%. Absent additional significant legislative changes to statutory tax rates (particularly the federal tax rate), we expect minimal deviation from the 2020 combined statutory tax rate for future years. However, we do expect some variability in the effective tax rate going forward due to excess tax benefits recognized and limitations on the deductibility of certain book expenses as a result of Tax Reform, primarily related to executive compensation.

Excess tax benefits recognized in 2020 and 2019 reduced income tax expense by $7.3 million and $4.6 million, respectively. The increase in the excess tax benefits from 2019 to 2020 largely reflects the increase in the number of shares vested and the stock price at which the shares vested.

Results of Operations

Following is a discussion of the comparison of our results of operations for the years ended December 31, 2020 and 2019. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Discussions of our results of operations and comparisons between 2019 and 2018 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

SUPPLEMENTAL OPERATING DATA

	For the year ended December 31,
(in thousands; except per share data)	2020	2019
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$12,803,046	$8,045,499
Freddie Mac	8,588,748	6,380,210
Ginnie Mae - HUD	2,212,538	848,359
Brokered(1)	10,969,615	10,363,953
Principal Lending and Investing(2)	380,360	935,941
Total Debt Financing Volume	$34,954,307	$26,573,962
Property Sales Volume	6,129,739	5,393,102
Total Transaction Volume	$41,084,046	$31,967,064

Key Performance Metrics:
Operating margin	30%	28%
Return on equity	23%	18%
Walker & Dunlop net income	$246,177	$173,373
Adjusted EBITDA(3)	$215,849	$247,907
Diluted EPS	$7.69	$5.45

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	43%	42%
Other operating expenses	6%	8%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees(4)	1.04%	1.00%
Gains attributable to MSRs(5)	1.04%	0.71%
Gains attributable to MSRs, as a percentage of Agency debt financing volume(6)	1.52%	1.18%

(in thousands; except per share data)	As of December 31,
Managed Portfolio:	2020	2019
Components of Servicing Portfolio
Fannie Mae	$48,818,185	$40,049,095
Freddie Mac	37,072,587	32,583,842
Ginnie Mae - HUD	9,606,506	9,972,989
Brokered (7)	11,419,372	10,151,120
Principal Lending and Investing (8)	295,322	468,123
Total Servicing Portfolio	$107,211,972	$93,225,169
Assets under management (9)	1,816,421	1,958,078
Total Managed Portfolio	$109,028,393	$95,183,247

Key Servicing Portfolio Metrics (end of period):
Weighted-average servicing fee rate (basis points)	24.0	23.2
Weighted-average remaining servicing portfolio term (years)	9.4	9.6

SUPPLEMENTAL OPERATING DATA (Continued)

The following tables present WDIP’s AUM as of December 31, 2020 and 2019:

	As of December 31, 2020
	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$37,781	128,919	$166,700
Fund IV	149,979	123,161	273,140
Fund V	232,544	18,384	250,928
Separate accounts	—	567,492	567,492
Total assets under management	$420,304	$837,956	$1,258,260

	As of December 31, 2019
	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$95,171	94,222	$189,393
Fund IVs	174,483	129,178	303,661
Fund V	193,980	—	193,980
Separate accounts	—	530,044	530,044
Total assets under management	$463,634	$753,444	$1,217,078

(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	For the year ended December 31, 2020, includes $86.2 million from the Interim Program JV, $189.8 million from the Interim Loan Program, and $104.4 million from WDIP separate accounts. For the year ended December 31, 2019, includes $436.1 million from the Interim Program JV, $321.1 million from the Interim Loan Program, and $178.7 million from WDIP separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	Excludes the income and debt financing volume from Principal Lending and Investing.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and debt financing volume from Principal Lending and Investing.
(6)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(7)	Brokered loans serviced primarily for life insurance companies.
(8)	Consists of interim loans not managed for the Interim Program JV.
(9)	As of December 31, 2020, includes $484.8 million of Interim Program JV managed loans, $73.3 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.3 billion. As of December 31, 2019, includes $670.5 million of Interim Program JV managed loans, $70.5 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.2 billion.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2020 and 2019.

FINANCIAL RESULTS –2020 COMPARED TO 2019

	December 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$359,061	$258,471	$100,590	39%
Fair value of expected net cash flows from servicing, net	358,000	180,766	177,234	98
Servicing fees	235,801	214,550	21,251	10
Net warehouse interest income, loans held for sale	17,936	1,917	16,019	836
Net warehouse interest income, loans held for investment	11,390	23,782	(12,392)	(52)
Escrow earnings and other interest income	18,255	56,835	(38,580)	(68)
Property sales broker fees	38,108	30,917	7,191	23
Other revenues	45,156	49,981	(4,825)	(10)
Total revenues	$1,083,707	$817,219	$266,488	33

Expenses
Personnel	$468,819	$346,168	$122,651	35%
Amortization and depreciation	169,011	152,472	16,539	11
Provision for credit losses	37,479	7,273	30,206	415
Interest expense on corporate debt	8,550	14,359	(5,809)	(40)
Other operating expenses	69,582	66,596	2,986	4
Total expenses	$753,441	$586,868	$166,573	28
Income from operations	$330,266	$230,351	$99,915	43
Income tax expense	84,313	57,121	27,192	48
Net income before noncontrolling interests	$245,953	$173,230	$72,723	42
Less: net loss from noncontrolling interests	(224)	(143)	(81)	57
Walker & Dunlop net income	$246,177	$173,373	$72,804	42

Overview

The increase in revenues was mainly driven by increases in (i) origination fees (as defined in note 1 to the table below) due to a substantial increase in debt financing volume, (ii) MSR Income (as defined in note 2 to the table below) due primarily to the substantial increase in debt financing volume and a significant increase in the MSR rate (as defined below), (iii) servicing fees due to an increase in the average servicing portfolio, (iv) net warehouse interest income from loans held for sale due to a higher average balance and a substantial increase in the net spreads, and (v) property sales broker fees driven by growth in our property sales volumes. Partially offsetting the increases in the revenue sources discussed above were decreases in (i) net warehouse interest income from loans held for investment due to a smaller average balance and lower net spread and (ii) escrow earnings and other interest income due to significant declines in the earnings rate.

The increase in expenses was principally driven by increases in (i) personnel expenses as a result of increases in commissions due to the increase in origination fees, bonus expense due to the Company’s record financial results, and salaries and benefits from an increase in average headcount, (ii) amortization and depreciation expense due to an increase in the average MSR balance, and (iii) provision for credit losses due to the adoption of CECL. During the prior year, our allowances for credit losses were calculated based on an incurred loss methodology, while CECL requires allowances to be calculated based on an expected lifetime credit loss methodology. Partially offsetting these increases was a decrease in interest expense on our corporate debt due to lower short-term interest rates on our long-term debt.

Revenues

The following table provides additional information that helps explain changes in origination fees and mortgage servicing rights over the past two years:

	Debt Financing Volume by Product Type
	For the year ended December 31,
	2020	2019
Fannie Mae	37%	30%
Freddie Mac	25	24
Ginnie Mae - HUD	6	3
Brokered	31	39
Interim Loans	1	4

	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Origination Fees (1)	$359,061	$258,471	$100,590	39%
MSR Income (2)	$358,000	$180,766	$177,234	98
Origination Fee Rate (3) (basis points)	104	100	4	4
MSR Rate (4) (basis points)	104	71	33	46
Agency MSR Rate (5) (basis points)	152	118	34	29
(1)	Loan origination and debt brokerage fees, net.
(2)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(3)	Origination fees as a percentage of debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(4)	MSR Income as a percentage of debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(5)	MSR Income as a percentage of Agency debt financing volume.

Loan origination and debt brokerage fees, net and fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.  The increases in origination fees and MSR Income were related to (i) a 32% increase in debt financing volume year over year and (ii) a more favorable transaction mix, leading to an increase in the origination fee and MSR rates. During 2020, 68% of our total mortgage banking volume related to Agency loans compared to 57% during 2019, leading to increases in the origination fee and MSR rates. Additionally, the weighted-average servicing fee on Fannie Mae debt financing volume increased 31% year over year, contributing to the increases in MSR Income, the MSR Rate, and the Agency MSR Rate.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Servicing Fees.  The increase was primarily attributable to an increase in the average servicing portfolio from 2019 to 2020 as shown below due primarily to significantly higher new loan originations in 2020 than in 2019 and only a slight increase in payoffs year over year. Partially offsetting the increase in servicing fees was a decrease in the servicing portfolio’s weighted average servicing fee as shown below. The lower weighted-average servicing fee was related to a trend in lower fees we saw in the second half of 2019. This trend continued into the first half of 2020; however, we saw an upward trend in the servicing portfolio’s weighted-average servicing fee in the second half of 2020 as seen in the supplemental operating data table above. The increase in the second half of 2020 was due to the substantial increase in our Fannie Mae servicing portfolio in the second half of the year.

	Servicing Fees Details
	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Average Servicing Portfolio	$99,699,637	$89,633,210	$10,066,427	11%
Average Servicing Fee (basis points)	23.4	23.7	(0.3)	(1)

Net Warehouse Interest Income, Loans Held for Sale (“LHFS”).  The increase was the result of significant increases in the average balance outstanding and in the net spread between the rate on the originated loans and the interest costs associated with the warehouse facility as shown below. The increase in the average balance was related to the overall increase in our Agency debt financing volume year over year. The increase in the net spread was the result of a slower decrease in the rate we earn from our loans held for sale compared to the interest we pay on our borrowings.

	Net Warehouse Interest Income Details - LHFS
	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Average LHFS Outstanding Balance	$1,908,381	$1,108,945	$799,436	72%
LHFS Net Spread (basis points)	94	17	77	453

Net Warehouse Interest Income, Loans Held for Investment (“LHFI”).  The decrease was due to a decline in the average balance of loans held for investment outstanding from 2019 to 2020 and the net spread between the rate on the originated loans and the interest costs associated with the warehouse facility. The decrease in the average balance was due to substantially lower loan originations in 2020 than 2019. In 2019, we had a larger balance of loans fully funded with corporate cash resulting in a higher net spread, including a large loan that was fully paid off in the first quarter of 2020.

	Net Warehouse Interest Income Details - LHFI
	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Average LHFI Outstanding Balance	$348,947	$402,112	$(53,165)	(13)%
LHFI Net Spread (basis points)	326	591	(265)	(45)

Escrow Earnings and Other Interest Income. The decrease was primarily due to substantial decreases in short-term interest rates from 2019 to 2020 upon which our escrow earnings are based, slightly offset by an increase in the average balance of escrow accounts. The increase in the average balance was due to an increase in the average servicing portfolio. The decrease in the average earnings rate was due to substantial decreases in short-term interest rates, upon which our earnings rates are based, over the past year as discussed above in the “Overview of Current Business Environment” section.

Property Sales Broker Fees. The increase in 2020 was the result of an increase in property sales volume due to growth in the average number of property sales brokers over the past year and an overall healthy property sales market in the second half of 2020 as more fully discussed above in the “Overview of Current Business Environment” section.

Other Revenues. The decrease was primarily related to a $4.8 million decrease in prepayment fees as the prepayments of GSE loans declined year over year.

Expenses

Personnel.  The increase was primarily the result of an (i) increase in commission costs of $60.8 million due to the increases in origination fees and property sales broker fees detailed above, (ii) increase in subjective bonus expense by $31.3 million due to a 15% increase in average headcount year over year and as a result of our record financial performance, and (iii) increase in salaries and benefits due to the increase in average headcount to support our growth.

Amortization and Depreciation.  The increase was attributable to loan origination activity and the resulting growth in the average MSR balance outstanding from 2019 to 2020. During the year ended December 31, 2020, we added $144.0 million of MSRs, net of amortization and write offs due to prepayment.

Provision for Credit Losses.  The increase was primarily attributable to the adoption of CECL in 2020 and the increase in expected losses in the at-risk servicing portfolio as a result of the COVID-19 crisis and the growth in the portfolio. As of December 31, 2020, the CECL reserve was $67.0 million compared to $34.7 million as of the date of the adoption of CECL on January 1, 2020, leading to a substantial increase in the provision for credit losses year over year. The significant increase in our provision for credit losses expense and related CECL reserve during 2020 was principally related to the forecasted economic impacts of the COVID-19 Crisis. As a result of the COVID-19 Crisis, the loss rate for the forecast period increased from one basis point as of January 1, 2020 to six basis points as of December 31, 2020.

Interest Expense on Corporate Debt.  The decrease was driven primarily by the aforementioned decrease in short-term interest rates upon which our corporate debt is based in 2020 compared to 2019. Additionally, in December 2019, we re-priced our corporate debt, reducing the spread by 25 basis points. The effects of this re-pricing were fully reflected in our results in 2020.

Income Tax Expense.  The increase in income tax expense is related to the 43% increase in income from operations and an increase in our effective tax rate from 24.8% in 2019 to 25.5% in 2020. The increase in the effective tax rate related primarily to an increase in executive compensation not deductible for tax purposes from $11.4 million in 2019 to $21.1 million in 2020.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision for credit losses net of write-offs, stock-based incentive compensation charges, and the fair value of expected net cash flows from servicing, net. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands)	2020	2019
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$246,177	$173,373
Income tax expense	84,313	57,121
Interest expense on corporate debt	8,550	14,359
Amortization and depreciation	169,011	152,472
Provision for credit losses	37,479	7,273
Net write-offs	—	—
Stock compensation expense	28,319	24,075
Fair value of expected net cash flows from servicing, net	(358,000)	(180,766)
Adjusted EBITDA	$215,849	$247,907

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table presents a period-to-period comparison of the components of our adjusted EBITDA for the year ended December 31, 2020 and 2019:

ADJUSTED EBITDA – 2020 COMPARED TO 2019

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Origination fees	$359,061	$258,471	$100,590	39%
Servicing fees	235,801	214,550	21,251	10
Net warehouse interest income	29,326	25,699	3,627	14
Escrow earnings and other interest income	18,255	56,835	(38,580)	(68)
Other revenues	83,488	81,041	2,447	3
Personnel	(440,500)	(322,093)	(118,407)	37
Net write-offs	—	—	—	N/A
Other operating expenses	(69,582)	(66,596)	(2,986)	4
Adjusted EBITDA	$215,849	$247,907	$(32,058)	(13)

The increase in origination fees was primarily related to an increase in debt financing volumes year over year. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of the substantial debt financing volume and relatively few payoffs. The increase in net warehouse interest income was related to increased net interest income from LHFS due to increases in the average balance outstanding and the net spread earned on that balance, partially offset by a decrease in net warehouse interest income from LHFI due to a lower average balance outstanding and a lower net spread earned on that balance. Escrow earnings and other interest income decreased primarily as a result of a decline in the average earnings rate. Other revenues increased primarily due to growth in property sales broker fees, partially offset by a decline in prepayment fees.

The increase in personnel expense was primarily due to increased commissions expense resulting from the increases in origination fees and property sales broker fees, subjective bonus related to the rise in headcount and our record financial performance year over year and salaries and benefits expense due to a rise in headcount.

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

Years Ended December 31, 2020 Compared to Years Ended December 31, 2019

The following table presents a period-to-period comparison of the significant components of cash flows for the year ended December 31, 2020 and 2019.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2020 COMPARED TO 2019

	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Net cash provided by (used in) operating activities	$(1,411,370)	$427,561	$(1,838,931)	(430)%
Net cash provided by (used in) investing activities	115,179	(79,705)	194,884	(245)
Net cash provided by (used in) financing activities	1,517,627	(331,638)	1,849,265	(558)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	358,002	136,566	221,436	162

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(1,611,627)	$260,961	$(1,872,588)	(718)%
Net cash provided by (used in) operating activities, excluding loan origination activity	200,257	166,600	33,657	20

Cash flows from (used in) investing activities
Distributions from (investments in) joint ventures, net	(8,462)	(15,944)	7,482	(47)
Acquisitions, net of cash received	(46,784)	(7,180)	(39,604)	552

Originations of loans held for investment	(199,153)	(362,924)	163,771	(45)
Total principal collected on loans held for investment	379,491	319,832	59,659	19
Net payoff of (investment in) loans held for investment	$180,338	$(43,092)	$223,430	(518)%

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,718,470	$(367,864)	$2,086,334	(567)%
Borrowings of interim warehouse notes payable	60,770	179,765	(118,995)	(66)
Repayments of interim warehouse notes payable	(167,960)	(67,871)	(100,089)	147
Repurchase of common stock	(45,774)	(30,676)	(15,098)	49
Proceeds from issuance of common stock	14,021	5,511	8,510	154
Purchase of noncontrolling interests	(10,400)	—	(10,400)	N/A
Cash dividends paid	(45,350)	(37,272)	(8,078)	22

The increase in the Total cash balance from December 31, 2019 to December 31, 2020 is largely the result of net cash provided by operating activities, excluding loan origination activity. Net income accounted for a significant portion of the increase, partially offset by significant non-cash elements of that net income. We also benefitted from a significant inflow of cash from payoffs of loans held for investment, net of originations and net repayments of interim warehouse notes payable.

Changes in cash flows from operating activities were driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days and impact cash flows presented as of a point in time. The increase in cash flows used in operating activities is primarily attributable to the $1.9 billion increase in the funding of loan originations, net of loan sales to third parties from 2019 to 2020. Excluding cash used for the origination and sale of loans, cash flows provided by operations was $200.3 million during 2020 compared to $166.6 million during 2019. Significant elements of this change include (i) increased net income of $72.7 million, (ii) increased non-cash expenses such as amortization and depreciation, stock compensation, deferred tax expense, and provision for credit losses of $76.1 million, and (iii) an increase in other liabilities of $68.8 million, partially offset by a $177.2 million increase in gains attributable to the fair value of future servicing rights, net of guaranty obligation, a non-cash source of revenue.

The change from cash used in investing activities in 2019 to cash provided by investing activities in 2020 is primarily attributable to increases in the net payoff of loans held for investment and a decrease in investments in joint ventures, partially offset by an increase in cash paid for acquisitions. The increase in net payoffs on loans held for investment was due to an increase in payoff activity and significantly lower origination activity in 2020 as we paused the originations of loans held for investment for several months due to the COVID-19 Crisis. Cash used for investments in joint ventures decreased primarily due to decreases in investments in our Interim Program JV due to a reduction in the number of loans originated resulting from the COVID-19 Crisis and repayments of several loans held by the joint venture, partially offset by additional investments in our Appraisal JV. Cash paid for acquisitions increased by $39.6 million as we increased the size and number of companies acquired in 2020 compared to 2019.

The change in cash provided by financing activities was primarily attributable to the change in net warehouse borrowings year over year and an increase in the proceeds from issuance of common stock, partially offset by increases in net repayments of interim warehouse notes payable, repurchases of common stock, cash dividends, and purchase of noncontrolling interests.

The change in net borrowings of warehouse notes payable during 2020 was due to a substantial increase in the unpaid principal balance of LHFS funded by Agency Warehouse Facilities (as defined below) compared to 2019, with the unpaid principal balance of LHFS funded by Agency Warehouse Facilities increasing $1.9 billion year over year (as seen above in cash used for loan origination activity). Additionally, as of December 31, 2019, we funded $109.0 million of the LHFS with our own cash, resulting in lower repayments of warehouse notes payable in 2020 than in 2019.

The change from net borrowings of interim warehouse notes payable in 2019 to net repayments in 2020 was principally due to interim loan origination and repayment activity year over year in our Interim Loan Program. During 2019, we originated several loans that were fully funded with corporate cash and had multiple payoffs of loans. During 2020, we had significantly lower originations and increased payoff activity, leading to a change from net borrowings to net repayments year over year. The cash used in repurchase of common stock increased primarily as a result of an increase in the number of shares repurchased during 2020 compared to 2019. The increase in cash dividends paid was primarily the result of our increasing the dividends paid per share by 20% year over year. The increase in cash used for purchase of noncontrolling interests was a result of our purchase of noncontrolling interests from the members of WDIS during 2020, a unique transaction.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) fund loans held for investment under the Interim Loan Program; (iii) pay cash dividends; (iv) fund our portion of the equity necessary for the operations of the Interim Program JV, our appraisal JV, and other equity-method investments; (v) meet working capital needs to support our day-to-day operations, including debt service payments, servicing advances and payments for salaries, commissions, and income taxes; and (vi) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2020. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of December 31, 2020, the net worth requirement was $228.0 million, and our net worth was $991.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2020, we were required to maintain at least $45.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2020, we had operational liquidity of $370.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.30 per share each quarter of 2019 and increased our quarterly dividend by 20% to $0.36 per share each quarter of 2020. In February 2021, the Company’s Board of Directors declared a dividend of $0.50 per share for the first quarter of 2021, and increase of 39%. The dividend will be paid March 11, 2021 to all holders of record of our restricted and unrestricted common stock as of February 22, 2021. We expect to continue to make regular quarterly dividend payments for the foreseeable future.

Over the past three years, we have returned $201.7 million to investors in the form of the repurchase of 1.8 million shares of our common stock under share repurchase programs for a cost of $87.5 million and cash dividend payments of $114.2 million. Additionally, we have invested $139.3 million in acquisitions. On occasion, we may use cash to fully fund loans held for investment or loans held for sale instead of using our warehouse line. As of December 31, 2020, we used corporate cash to fund loans held for investment with an unpaid principal balance of $232.1 million. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2020, our Board of Directors approved a stock repurchase program that permitted the repurchase of up to $50.0 million of shares of our common stock over a 12-month period beginning on February 11, 2020. In 2020, we repurchased 459 thousand shares for an aggregate cost of $26.1 million. In February 2021, our Board approved a new stock repurchase program that permits the repurchase of up to $75 million of shares of our common stock over a 12-month period beginning February 12, 2021.

We have contractual obligations to make future cash payments on lease agreements on our various offices of $23.9 million as of December 31, 2020. NOTE 14 in the consolidated financial statements contains additional details related to future lease payments. We have contractual obligations to repay short-term and long-term debt. The total principal balance for such debt is $2.8 billion as of December 31, 2020. Most of this balance will be repaid with the proceeds from the sale of loans held for sale and the repayments of loans held for investment. NOTE 6 in the consolidated financial statements contains additional details related to these future debt payments. The interest associated with these debt payments is $11.7 million in 2021, $7.6 million in 2022, $6.2 million in 2023, $6.1 million in 2024, and $6.0 million in 2025. The interest for long-term debt is based on a variable rate. Such interest is calculated based on the effective interest rate as of December 31, 2020.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future, including any additional servicing advance obligations that may be required under our Fannie Mae and HUD loan servicing agreements due to the impacts of the COVID-19 Crisis.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of December 31, 2020, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $119.9 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2020 collateral requirements as outlined above. As of December 31, 2020, reserve requirements for the December 31, 2020 DUS loan portfolio will require us to fund $65.0 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2020.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of December 31, 2020.

	December 31, 2020
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$83,336	30-day LIBOR plus 1.40%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	460,388	30-day LIBOR plus 1.40%
Agency Warehouse Facility #3	600,000	265,000	865,000	410,546	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	181,996	30-day LIBOR plus 1.40%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	522,507	30-day LIBOR plus 1.45%
Total National Bank Agency Warehouse Facilities	$2,075,000	$1,565,000	$3,640,000	$1,658,773
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	725,085
Total Agency Warehouse Facilities	$2,075,000	$3,065,000	$5,140,000	$2,383,858

Interim Warehouse Facility #1	$135,000	$—	$135,000	$71,572	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	75,000	75,000	150,000	8,861	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	329,810	75,000	404,810	134,243
Total warehouse facilities	$2,404,810	$3,140,000	$5,544,810	$2,518,101
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

Agency Warehouse Facilities

As of December 31, 2020, we had five warehouse lines of credit in the aggregate amount of $3.6 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”) that we use to fund substantially all of our loan originations. Five of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing on acceptable terms.

During the first quarter of 2020, an Agency warehouse line with a $350.0 million aggregate committed and uncommitted borrowing capacity expired according to its terms. We believe that the five remaining committed and uncommitted credit facilities from national banks, the uncommitted credit facility from Fannie Mae, and our corporate cash provide us with sufficient borrowing capacity to conduct our Agency lending operations.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 25, 2021. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points. The agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

In addition, the agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

●	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date;
●	compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD;
●	liquid assets of the Company of not less than $15.0 million;
●	maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $20.0 billion or all Fannie Mae DUS mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution;
●	aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio; and
●	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.00 (the “leverage ratio”).

The agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. During the second quarter of 2020, we executed a modification agreement to the warehouse agreement that created a $100.0 million sublimit within the overall committed capacity to fund COVID-19 forbearance advances under the Fannie Mae DUS program. Borrowings under the agreement are collateralized by Fannie Mae’s commitment to repay the advances and are funded at 90% of the principal and interest advanced and bear interest at 30-day LIBOR plus 175 basis points with an interest-rate floor of 25 basis points. We had no borrowings related to the COVID-19 forbearances as of December 31, 2020. During the fourth quarter of 2020, we executed the fifth amendment to the warehouse and security agreement that extended the maturity date to October 25, 2021 and increased the committed borrowing capacity to $425.0 million. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points and did not include an extension of the $200.0 million uncommitted borrowing capacity as we allowed the uncommitted capacity to expire. No other material modifications were made to the agreement in 2020.

Agency Warehouse Facility #2:

We have a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on September 7, 2021. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the third quarter of 2020, we executed the sixth amendment to the warehouse agreement that extended the maturity date thereunder until September 7, 2021, increased the committed borrowing capacity to $700.0 million. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points. No other material modifications were made to the agreement during 2020.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

We have a $600.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2021. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. During the second quarter of 2020, we executed the 11th amendment to the warehouse agreement related to this facility that extended the maturity date to April 30, 2021 for the committed borrowing capacity and added $265.0 million in uncommitted borrowing capacity that bears interest at the same rate and has the same maturity date as the committed facility. The amendment also added a 30-day LIBOR floor of 50 basis points. During the third quarter of 2020, we executed the 12th amendment to the warehouse agreement that increased the committed borrowing capacity to $600.0 million. No other material modifications were made to the agreement during 2020.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

We have a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 7, 2021. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points. During the fourth quarter of 2020, we executed the third amendment to the warehouse agreement that extends the maturity date of the warehouse agreement to October 7, 2021, increased the borrowing capacity of the defaulted FHA sublimit to $75.0 million, increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points, and added a 30-day LIBOR floor of 25 basis points. No other material modifications were made to the agreement during 2020.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

We have a master repurchase agreement with a national bank for a $1.0 billion uncommitted advance credit facility that is scheduled to mature on August 23, 2021. The facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of 30-day LIBOR plus 145 basis points. During the third quarter of 2020, we executed the first amendment to the agreement that increased the uncommitted borrowing capacity to $1.0 billion and increased the borrowing rate to 30-day LIBOR plus 145 basis points from 30-day LIBOR plus 115 basis points and added a financial covenant related to debt service coverage ratio, as defined, that is similar to the Company’s other warehouse lines. No other material modifications have been made to the agreement during 2020.

The negative and financial covenants of the repurchase agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of a four-quarter rolling EBITDA, as defined, to total debt service ratio of 2.75 to 1.00 that is applicable to Agency Warehouse Facility #5.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Loan Program, we have four warehouse facilities with certain national banks in the aggregate amount of $404.8 million as of December 31, 2020 (“Interim Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually or bi-annually, and one is a commitment that matures according to the maturity date of the underlying loan it finances. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have a $135.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2021. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2020, we executed the 11th amendment to the credit and security agreement related to this facility that extended the maturity date to April 30, 2021 and added a 30-day LIBOR floor of 50 basis points. No other material modifications were made to the agreement during 2020.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant: minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.00 that is applicable to Interim Warehouse Facility #1.

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

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement with a national bank that is scheduled to mature on December 20, 2021. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 175 to 325 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. We allowed the repurchase agreement to mature on May 18, 2020. During the fourth quarter of 2020, we executed the fifth amendment to the repurchase agreement which renewed the facility with the previous $75 million committed and $75 million uncommitted borrowing capacity with a maturity date of December 20, 2021. Additionally, the amendment updated the spread to 30-day LIBOR plus 175 to 325 basis points from 30-day LIBOR plus 190 to 250 basis points depending on the type of asset. No other material modifications were made to the agreement during 2020.

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

Interim Warehouse Facility #4:

During the first quarter of 2020, we executed a loan and security agreement to establish Interim Warehouse Facility #4. The $19.8 million committed warehouse loan and security agreement with a national bank funds one specific loan. The agreement provides for a maturity date to coincide with the maturity date for the underlying loan. Borrowings under the facility are full recourse and bear interest at 30-day LIBOR plus 300 basis points, with a floor of 450 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. The committed warehouse loan and security agreement has only two financial covenants, both of which are similar to the other Interim Warehouse Facilities. We may request additional capacity under the agreement to fund specific loans. No material modifications were made to the agreement during 2020.

The facility agreement has only two financial covenants:

●	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date; and

●	liquid assets of the Company of not less than $15.0 million;

During the second quarter of 2020, we allowed an interim warehouse facility with no outstanding borrowings to expire according to its terms. We believe that the four remaining committed and uncommitted interim credit facilities from national banks and our corporate cash provide us with sufficient borrowing capacity to conduct our Interim Loan Program lending operations.

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of December 31, 2020, we were in compliance with all of our warehouse line covenants.

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

We are obligated to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments equal to $0.7 million on the last business day of each of March, June, September, and December. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the term loan is required to be paid in full on November 7, 2025 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the term loan on such date (together with all accrued interest thereon). During the second quarter of 2020, we executed the second amendment to the Credit Agreement to amend the definition of Permitted Subsidiary Collateral to include principal and interest forbearance advances funded by the sublimit created under Agency Warehouse Facility #1. No other material modifications were made to the agreement in 2020.

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary, so long as certain conditions and requirements provided for in the Credit Agreement are met.

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

The Credit Agreement contains customary events of default (which are, in some cases, subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, certain ERISA events and judgments.

As of December 31, 2020, the outstanding principal balance of the note payable was $294.8 million.

The note payable and the warehouse facilities are senior obligations of the Company. As of December 31, 2020, we were in compliance with all covenants related to the Term Loan Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	As of December 31,
(dollars in thousands)	2020	2019
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$39,835,534	$33,063,130
Fannie Mae Modified Risk	8,948,472	6,939,349
Freddie Mac Modified Risk	37,018	52,817
Total risk-sharing servicing portfolio	$48,821,024	$40,055,296

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$34,180	$46,616
Freddie Mac No Risk	37,035,568	32,531,025
GNMA - HUD No Risk	9,606,506	9,972,989
Brokered	11,419,372	10,151,120
Total non-risk-sharing servicing portfolio	$58,095,626	$52,701,750
Total loans serviced for others	$106,916,650	$92,757,046
Interim loans (full risk) servicing portfolio	295,322	468,123
Total servicing portfolio unpaid principal balance	$107,211,972	$93,225,169

Interim Program JV Managed Loans (1)	558,161	741,000

At risk servicing portfolio (2)	$44,483,676	$36,699,969
Maximum exposure to at risk portfolio (3)	9,032,083	7,488,985
Defaulted loans	48,481	48,481
Specifically identified at risk loan balances associated with allowance for risk-sharing obligations	48,481	48,481

Defaulted loans as a percentage of the at risk portfolio	0.11%	0.13%
Allowance for risk-sharing as a percentage of the at risk portfolio	0.17	0.03
Allowance for risk-sharing as a percentage of maximum exposure	0.83	0.15
(1)	As of December 31, 2020 and 2019, this balance consists of $73.3 million and $70.5 million, respectively, of loans serviced directly for the Interim Program JV partner and $484.8 million and $670.5 million, respectively, of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at risk portfolio.

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

Fannie Mae DUS risk-sharing obligations are based on a tiered formula and represent substantially all of our risk-sharing activities. The risk-sharing tiers and the amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb at the time of default is generally 20% of the origination unpaid principal balance (“UPB”) of the loan.

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

The “Business” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion of the risk-sharing caps we have with Fannie Mae.

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

The calculated CECL reserve for our at-risk Fannie Mae servicing portfolio as of December 31, 2020, which excludes specific reserves, was $67.0 million compared to $34.7 million as of the date of adoption of the CECL accounting standard on January 1, 2020. The significant increase in the CECL reserve is principally related to the forecasted impacts of the COVID-19 Crisis.

As of December 31, 2020 and 2019, our allowance for risk-sharing obligations was $75.3 million and $11.5 million, respectively, or 17 basis points and three basis points of the at risk balance, respectively. The allowance for risk-sharing obligations as of December 31, 2020 was substantially comprised of the aforementioned CECL reserve. At December 31, 2019, the allowance was based primarily on the specific reserves related to two defaulted loans, and a general reserve calculated using the accounting standards in place prior to the adoption of CECL.

As of December 31, 2020, and 2019, two loans with an aggregate UPB of $48.5 million in our at-risk portfolio were in default. The specific reserves on these loans were $8.3 million and $6.9 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, our provisions for risk-sharing obligations were $33.7 million and $6.4 million, respectively.

For the ten-year period from January 1, 2010 through December 31, 2020, we recognized net write-offs of risk-sharing obligations of $24.1 million, or an average of less than two basis points annually of the average at risk Fannie Mae portfolio balance.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

NOTE 2 in the consolidated financial statements in Item 15 of Part IV in this Annual Report on Form 10-K contains a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. There were no other accounting pronouncements issued during 2020 that have the potential to impact our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2020 and 2019 was 14 basis points and 176 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

(in thousands)	As of December 31,
Change in annual escrow earnings due to:	2020	2019
100 basis point increase in 30-day LIBOR	$31,009	$26,316
100 basis point decrease in 30-day LIBOR(1)	(4,402)	(26,316)

The borrowing cost of our warehouse facilities used to fund loans held for sale and loans held for investment is based on LIBOR. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in 30-day LIBOR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of December 31,
Change in annual net warehouse interest income due to:	2020	2019
100 basis point increase in 30-day LIBOR	$(20,967)	$(12,685)
100 basis point decrease in 30-day LIBOR (1)	1,525	12,685

All of our corporate debt is based on 30-day LIBOR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

(in thousands)	As of December 31,
Change in annual income from operations due to:	2020	2019
100 basis point increase in 30-day LIBOR	$(2,948)	$(2,978)
100 basis point decrease in 30-day LIBOR (1)	422	2,263
(1)	The decrease as of December 31, 2020 is limited to 30-day LIBOR as of December 31, 2020 as it was less than 100 basis points.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $34.6 million as of December 31, 2020, compared to $28.5 million as of December 31, 2019. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of December 31, 2020, 88% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 86% as of December 31, 2019; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

London Interbank Offered Rate (“LIBOR”) Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, the regulator for the administration of LIBOR, announced its intention to stop compelling banks to contribute LIBOR data after December 31, 2021. In the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York established the Alternative Reference Rates Committee (“ARRC”) to recommend alternative interest rates. ARRC proposed the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative rate for U.S. financial instruments that are currently indexed to LIBOR. We have exposure to LIBOR mostly related to loans held on our balance sheet, debt (including both warehouse facilities and long-term debt), and earnings from escrows. In addition, we service floating rate loans in our servicing portfolio, most of which are indexed to LIBOR. Beginning in 2020, the GSEs began to issue SOFR-based products. It is expected that legacy LIBOR-based loans will transition to SOFR at the end of 2021. The timing of the transition and any SOFR adjustment factor will be determined by the GSEs. We have been working closely with the GSEs on this matter through our participation on subcommittees and advisory councils. We are updating our borrowers through this transition as information becomes available. We are updating loan agreements and sending out notices to borrowers to include fallback language related to the LIBOR transition. We have also updated our debt agreements with warehouse facility providers and our long-term debt holders to include fallback language governing the transition. We continue to monitor our LIBOR exposure, review legal contracts and assess fallback language impacts, engage with our client and other stakeholders, and monitor development associated with LIBOR alternatives.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2021 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference, if applicable, to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Delinquent Section 16(a) Reports.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See “Available Information.”

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

Item 14. Principal Accountant Fees and Services

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, Howard W. Smith, III and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

4.7

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.1

Formation Agreement, dated January 30, 2009, by and among Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Column Guaranteed LLC and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.2†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.3†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.4†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.5†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.6†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.7†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)
10.8†	Management Deferred Stock Unit Purchase Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)
10.9†	Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2020)
10.10†	Management Deferred Stock Unit Purchase Matching Program, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)
10.11†	Form of Restricted Common Stock Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.12†

Amendment to Restricted Stock Award Agreement (Employee) (2010 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.13†	Form of Restricted Common Stock Award Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.14†

Amendment to Restricted Stock Award Agreement (Director) (2010 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.15†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)

10.16†

Amendment to Non-Qualified Stock Option Agreement Under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

10.17†	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.18†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.19†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.20†

Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.21†

Form of Amendment to Deferred Stock Unit Award Agreement (Purchase Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.22†	Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.23†	Amendment No. 1 to Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)
10.24†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)
10.25†

Amendment to Non-Qualified Stock Option Agreement Under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

10.26†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.27†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.28†	Form of Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.29†	Form of Restricted Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.30†	Form of Deferred Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.31†	Form of Non-Qualified Stock Option Transfer Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)
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

10.34†	Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended) (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.35†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.36†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.37†	Non-Executive Director Compensation Rates (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)
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

10.41†	Walker & Dunlop, Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 27, 2020)
10.42†

Form of Non-Qualified Stock Option Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.43†

Form of Performance Stock Unit Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.44†

Form of Restricted Stock Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.45†

Form of Restricted Stock Agreement (Directors) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.46†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)
10.47†

Form of Restricted Stock Unit Agreement (Management Deferred Stock Unit Purchase Matching Program) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.48†

Form of Deferred Stock Unit Agreement (Management Deferred Stock Unit Purchase Matching Program) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.49†

Form of Non-Qualified Stock Option Transfer Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.50†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.51†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.52†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.53†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.54†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.55†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.56†

Indemnification Agreement, dated May 14, 2020, by and among Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.57†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.58†

Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.59†

Indemnification Agreement, dated February 28, 2017, by and among Walker & Dunlop, Inc. and Michael J. Warren (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.60†

Indemnification Agreement, dated March 6, 2019, by and between Walked & Dunlop, Inc. and Ellen D. Levy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.61†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.62†	Walker & Dunlop, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.63†	Form of Trust Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.64

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

10.66

Second Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 10, 2018, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)

10.67

Third Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 20, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019)

10.68

Fourth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 6, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2019)

10.69

Fifth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 23, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020).

10.70

Sixth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of August 21, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2020)

10.71

Seventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of October 28, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

10.72

Eighth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of December 18, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.73

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.74

Master Repurchase Agreement, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.75

Guaranty, dated as of August 26, 2019, by Walker & Dunlop, Inc. in favor of JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.76

Side Letter, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.77

First Amendment to Master Repurchase Agreement, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.78

First Amendment to Side Letter, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.79

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.80

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.81

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.82

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.83

Amended and Restated Credit Agreement, dated as of November 7, 2018, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018)

10.84

Amendment No. 1, dated of December 17, 2019, to Credit Agreement, dated as of November 7, 2018, among Walker & Dunlop, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019)

10.85

Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 7, 2018, among Walker & Dunlop, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2020)

10.86

Amended and Restated Guarantee and Collateral Agreement, dated as of November 7, 2018, among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2018)

21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2020
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained an Exhibit 101)

†:Denotes a management contract or compensation plan, contract or arrangement.

*:Filed herewith.

**: Furnished herewith. Information in this Annual Report on Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer
Date:	February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 25, 2021
William M. Walker	Officer (Principal Executive Officer)

/s/ Alan J. Bowers	Director	February 25, 2021
Alan J. Bowers

/s/ Ellen D. Levy	Director	February 25, 2021
Ellen D. Levy

/s/ Michael D. Malone	Director	February 25, 2021
Michael D. Malone

/s/ John Rice	Director	February 25, 2021
John Rice

/s/ Dana L. Schmaltz	Director	February 25, 2021
Dana L. Schmaltz

/s/ Howard W. Smith, III	President and Director	February 25, 2021
Howard W. Smith, III

/s/ Michael J. Warren	Director	February 25, 2021
Michael J. Warren

/s/ Stephen P. Theobald	Executive Vice President and Chief Financial	February 25, 2021
Stephen P. Theobald	Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of estimated loss for its allowance for risk sharing obligations as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Initial Valuation of Mortgage Servicing Rights

As discussed in Notes 2 and 3 to the consolidated financial statements, the fair value of expected net cash flows from servicing, net presented on the consolidated statements of income and comprehensive income amounted to $358 million for the year ended December 31, 2020. At the loan commitment date, the fair value of expected net cash flows from servicing (the initial fair value of servicing rights) is recognized as a derivative asset on the consolidated balance sheets and reclassified as capitalized mortgage servicing rights at the loan sale date. The measurement of the fair value of servicing rights requires certain assumptions, including the estimated life of the loan, discount rate, escrow earnings rate and servicing cost. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk over the estimated life of the underlying loan (DCF method). The estimated life of the loan includes consideration of the prepayment provisions. The estimated earnings rate on escrow accounts associated with servicing the loan increases estimated future cash flows, and the estimated future cost to service the loan decreases estimated future cash flows.

We identified the assessment of the initial fair value of servicing rights as a critical audit matter.  The assessment involved significant measurement and valuation uncertainty requiring complex auditor judgment.  It also required specialized skills and knowledge because of the level of judgment and limited publicly available transactional and market participant data.  Our assessment encompassed the evaluation of the DCF method, and the significant assumptions used in estimating the net cash flows for determining the initial fair value of servicing rights, which included the discount rate, escrow earnings rate and servicing costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the initial fair value of servicing rights, including controls over the: (1) governance and development of the DCF method, (2) identification and determination of the significant assumptions used in estimating the net cash flows, and (3) preparation and measurement of the fair value of servicing rights for each loan. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s DCF method for compliance with U.S. generally accepted accounting principles, and evaluating the significant assumptions (discount rate, escrow earnings rate, and servicing cost). The evaluation of these assumptions included comparing them against ranges that were developed using industry market survey data for comparable entities and loans. We performed sensitivity analyses over the significant assumptions to assess their impact on the Company’s determination of the initial fair value of servicing rights.

Allowance for Risk-Sharing Obligations—Reasonable and Supportable Forecast Period Loss Factor

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s allowance for risk-sharing obligations was $75.3 million at December 31, 2020. The Company estimates a liability for its risk-sharing obligations for the partial guarantee of the credit performance of loans under the Fannie Mae DUS program. The Company uses the weighted-average remaining maturity method (WARM) to estimate expected losses for the life of the risk-sharing obligations. In addition, the Company applies a loss factor estimated over a one-year reasonable and supportable economic forecast period (the forecast period), and then reverts, over one year, to a weighted average historical loss rate for the remaining estimated life of the loan. The Company’s loss factor estimated over the forecast period uses forecasts of unemployment rates, historically a highly correlated indicator for multifamily occupancy rates and property net operating income levels, to assess what macroeconomic and multifamily market conditions are expected to be like over the coming year.

We identified the assessment of the loss factor estimated over the forecast period as a critical audit matter. The assessment involved specialized skills and knowledge because of the significant evaluation and measurement uncertainty and required complex and subjective auditor judgment. Specifically, the loss factor estimated over the forecast period is determined by comparing actual loss factors experienced during a selected historical period with unemployment levels and economic conditions similar to the conditions expected to persist during the forecast period. The loss factor is sensitive to estimated unemployment levels, such that changes in that assumption could cause variation in expected losses.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s methodology used in the development of the forecast period, including the determination of the loss factor estimated over that period.  We involved credit risk professionals with specialized skills and knowledge who assisted in evaluating (1) the Company’s methodology used to develop the forecast period for compliance with U.S. generally accepted accounting principles and (2) the determined loss factor, including comparing the Company’s evaluation of forecasted unemployment levels and economic conditions to publicly available economic forecast data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

McLean, Virginia
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Walker & Dunlop, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia

February 25, 2021

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
Assets	2020	2019
Cash and cash equivalents	$321,097	$120,685
Restricted cash	19,432	8,677
Pledged securities, at fair value	137,236	121,767
Loans held for sale, at fair value	2,449,198	787,035
Loans held for investment, net	360,402	543,542
Mortgage servicing rights	862,813	718,799
Goodwill and other intangible assets	250,838	182,959
Derivative assets	49,786	15,568
Receivables, net	65,735	52,146
Other assets	134,438	124,021
Total assets	$4,650,975	$2,675,199

Liabilities
Warehouse notes payable	$2,517,156	$906,128
Note payable	291,593	293,964
Guaranty obligation, net	52,306	54,695
Allowance for risk-sharing obligations	75,313	11,471
Deferred tax liabilities, net	185,658	146,811
Derivative liabilities	5,066	36
Performance deposits from borrowers	14,468	7,996
Other liabilities	313,193	211,813
Total liabilities	$3,454,753	$1,632,914

Equity
Preferred stock (50,000 shares authorized; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 30,678 shares at December 31, 2020 and 30,035 shares at December 31, 2019)	307	300
Additional paid-in capital ("APIC")	241,004	237,877
Accumulated other comprehensive income ("AOCI")	1,968	737
Retained earnings	952,943	796,775
Total stockholders’ equity	$1,196,222	$1,035,689
Noncontrolling interests	—	6,596
Total equity	$1,196,222	$1,042,285
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,650,975	$2,675,199

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	2020	2019	2018
Revenues
Loan origination and debt brokerage fees, net	$359,061	$258,471	$234,681
Fair value of expected net cash flows from servicing, net	358,000	180,766	172,401
Servicing fees	235,801	214,550	200,230
Net warehouse interest income, loans held for sale	17,936	1,917	5,993
Net warehouse interest income, loans held for investment	11,390	23,782	8,038
Escrow earnings and other interest income	18,255	56,835	42,985
Other revenues	83,264	80,898	60,918
Total revenues	$1,083,707	$817,219	$725,246

Expenses
Personnel	$468,819	$346,168	$297,303
Amortization and depreciation	169,011	152,472	142,134
Provision for credit losses	37,479	7,273	808
Interest expense on corporate debt	8,550	14,359	10,130
Other operating expenses	69,582	66,596	62,021
Total expenses	$753,441	$586,868	$512,396
Income from operations	$330,266	$230,351	$212,850
Income tax expense	84,313	57,121	51,908
Net income before noncontrolling interests	$245,953	$173,230	$160,942
Less: net loss from noncontrolling interests	(224)	(143)	(497)
Walker & Dunlop net income	$246,177	$173,373	$161,439
Net change in unrealized gains and losses on pledged available-for-sale securities, net of taxes	1,231	812	(168)
Walker & Dunlop comprehensive income	$247,408	$174,185	$161,271

Basic earnings per share (NOTE 11)	$7.85	$5.61	$5.15
Diluted earnings per share (NOTE 11)	$7.69	$5.45	$4.96

Basic weighted-average shares outstanding	30,444	29,913	30,202
Diluted weighted-average shares outstanding	31,083	30,815	31,384

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2017	30,016	$300	$229,080	$93	$579,943	$5,565	$814,981
Walker & Dunlop net income	—	—	—	—	161,439	—	161,439
Net loss from noncontrolling interests	—	—	—	—	—	(497)	(497)
Other comprehensive income (loss), net of tax	—	—	—	(168)	—	—	(168)
Stock-based compensation - equity classified	—	—	22,765	—	—	—	22,765
Issuance of common stock in connection with equity compensation plans	958	10	8,939	—	—	—	8,949
Repurchase and retirement of common stock (NOTE 11)	(1,477)	(15)	(25,632)	—	(43,185)	—	(68,832)
Cash dividends paid ($1.00 per common share)	—	—	—	—	(31,445)	—	(31,445)
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192
Cumulative-effect adjustment for adoption of ASU 2016-02, net of tax	—	—	—	—	(1,002)	—	(1,002)
Walker & Dunlop net income	—	—	—	—	173,373	—	173,373
Net loss from noncontrolling interests	—	—	—	—	—	(143)	(143)
Contributions from noncontrolling interests	—	—	—	—	—	1,671	1,671
Other comprehensive income (loss), net of tax	—	—	—	812	—	—	812
Stock-based compensation - equity classified	—	—	22,819	—	—	—	22,819
Issuance of common stock in connection with equity compensation plans	1,118	11	5,500	—	—	—	5,511
Repurchase and retirement of common stock (NOTE 11)	(580)	(6)	(25,594)	—	(5,076)	—	(30,676)
Cash dividends paid ($1.20 per common share)	—	—	—	—	(37,272)	—	(37,272)
Balance at December 31, 2019	30,035	$300	$237,877	$737	$796,775	$6,596	$1,042,285
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(23,678)	—	(23,678)
Walker & Dunlop net income	—	—	—	—	246,177	—	246,177
Net loss from noncontrolling interests	—	—	—	—	—	(224)	(224)
Contributions from noncontrolling interests	—	—	—	—	—	675	675
Purchase of noncontrolling interests	—	—	(24,090)	—	—	(7,047)	(31,137)
Other comprehensive income (loss), net of tax	—	—	—	1,231	—	—	1,231
Stock-based compensation - equity classified	—	—	27,090	—	—	—	27,090
Issuance of common stock in connection with equity compensation plans	1,414	14	24,913	—	—	—	24,927
Repurchase and retirement of common stock (NOTE 11)	(771)	(7)	(24,786)	—	(20,981)	—	(45,774)
Cash dividends paid ($1.44 per common share)	—	—	—	—	(45,350)	—	(45,350)
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$—	$1,196,222

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income before noncontrolling interests	$245,953	$173,230	$160,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(358,000)	(180,766)	(172,401)
Change in the fair value of premiums and origination fees (NOTE 2)	(32,981)	6,041	(5,037)
Amortization and depreciation	169,011	152,472	142,134
Stock compensation-equity and liability classified	28,319	24,075	23,959
Provision for credit losses	37,479	7,273	808
Deferred tax expense	47,165	22,012	17,483
Amortization of deferred loan fees and costs	(1,723)	(6,587)	(1,742)
Amortization of debt issuance costs and debt discount	4,652	5,451	7,509
Origination fees received from loans held for investment	786	2,553	3,968
Proceeds from transfers of loans held for sale	(22,828,602)	(15,746,949)	(15,153,003)
Sales of loans to third parties	21,216,975	16,007,910	15,050,932
Cash paid for cloud computing implementation costs	(1,199)	(6,194)	—
Changes in:
Receivables, net	(19,264)	(2,298)	(4,532)
Other assets	2,205	(20,924)	(6,861)
Other liabilities	71,382	2,601	(13,957)
Performance deposits from borrowers	6,472	(12,339)	13,874
Net cash provided by (used in) operating activities	$(1,411,370)	$427,561	$64,076

Cash flows from investing activities
Capital expenditures	$(2,983)	$(4,711)	$(4,722)
Purchases of equity-method investments	(1,682)	(923)	—
Proceeds from the sale of equity-method investments	—	—	4,993
Purchases of pledged available-for-sale ("AFS") securities	(24,883)	(30,611)	(98,442)
Proceeds from prepayment of pledged AFS securities	19,635	22,756	—
Funding of preferred equity investments	—	—	(41,100)
Proceeds from the payoff of preferred equity investments	—	—	82,819
Distributions from (investments in) joint ventures, net	(8,462)	(15,944)	(4,137)
Acquisitions, net of cash received	(46,784)	(7,180)	(53,249)
Purchase of mortgage servicing rights	—	—	(1,814)
Originations of loans held for investment	(199,153)	(362,924)	(597,889)
Principal collected on loans held for investment	379,491	319,832	161,303
Net cash provided by (used in) investing activities	$115,179	$(79,705)	$(552,238)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,718,470	$(367,864)	$139,298
Borrowings of interim warehouse notes payable	60,770	179,765	145,043
Repayments of interim warehouse notes payable	(167,960)	(67,871)	(61,050)
Repayments of note payable	(2,977)	(2,250)	(166,223)
Borrowings of note payable	—	—	298,500
Secured borrowings	2,766	—	70,052
Proceeds from issuance of common stock	14,021	5,511	8,949
Repurchase of common stock	(45,774)	(30,676)	(68,832)
Purchase of noncontrolling interests	(10,400)	—	—
Cash dividends paid	(45,350)	(37,272)	(31,445)
Payment of contingent consideration	(1,641)	(6,450)	(5,150)
Debt issuance costs	(4,298)	(4,531)	(7,312)
Net cash provided by (used in) financing activities	$1,517,627	$(331,638)	$321,830

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$221,436	$16,218	$(166,332)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	136,566	120,348	286,680
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$358,002	$136,566	$120,348

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$45,944	$63,564	$56,430
Cash paid for income taxes	29,708	39,908	45,728

See accompanying notes to consolidated financial statements

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

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of commercial real estate debt and equity financing products, provides multifamily property sales brokerage services, and engages in commercial real estate investment management activities. Through its mortgage bankers and property sales brokers, the Company offers its customers agency lending, debt brokerage, and principal lending and investing products and multifamily property sales services.

Through its agency lending products, the Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and, together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). Through its debt brokerage products, the Company brokers, and in some cases services, loans for various life insurance companies, commercial banks, commercial mortgage-backed securities issuers, and other institutional investors, in which cases the Company does not fund the loan.

The Company also provides a variety of commercial real estate debt and equity solutions through its principal lending and investing products, including interim loans and preferred equity on commercial real estate properties. Interim loans on multifamily properties are offered (i) through the Company and recorded on the Company’s balance sheet (the “Interim Loan Program”) and (ii) through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., in which the Company holds a 15% ownership interest (the “Interim Program JV”). Interim loans on all commercial real estate property types are also offered through separate accounts managed by the Company’s subsidiary, Walker & Dunlop Investment Partners (“WDIP”), formerly known as JCR Capital Investment Corporation. Preferred equity on commercial real estate properties are offered through funds managed by WDIP.

The Company brokers the sale of multifamily properties through its wholly owned subsidiary, Walker & Dunlop Investment Sales (“WDIS”). In some cases, the Company also provides the debt financing for the property sale.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity. If the Company does not have a majority voting interest but has significant influence, it uses the equity method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but owns a majority of the voting interests or has control over an entity, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests on the balance sheet and the portion of net income not attributable to Walker & Dunlop, Inc. as Net income from noncontrolling interests in the income statement.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2020. There have been no material events that would require recognition in the consolidated financial statements.

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

COVID-19—In January 2020, the first cases of a novel strain of the coronavirus known as Coronavirus Disease 2019 (“COVID-19”) were reported in the U.S., and in March 2020, the World Health Organization recognized the virus as a global pandemic. In the months since,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the COVID-19 pandemic has caused significant global economic disruption as a result of the measures taken by countries and local municipalities to contain the spread of the virus (the “COVID-19 Crisis” or the “Crisis”). In the U.S., the only country in which the Company operates, federal, state and local authorities have taken actions to contain the spread of the virus while simultaneously providing substantial liquidity to Americans, domestic businesses, and the financial markets in an effort to mitigate the adverse financial impact of the virus.

The COVID-19 Crisis has had an immaterial impact on the Company’s operations, its cash flows, and the amount and availability of its liquidity. The Company has made adjustments to its estimate of expected credit losses under both the Fannie Mae Delegated Underwriting and ServicingTM (“DUS”) program and the loans originated and held by the Company as a result of the Crisis.

Transfers of Financial Assets—Transfers of financial assets are reported as sales when (i) the transferor surrenders control over those assets, (ii) the transferred financial assets have been legally isolated from the Company’s creditors, (iii) the transferred assets can be pledged or exchanged by the transferee, and (iv) consideration other than beneficial interests in the transferred assets is received in exchange. The transferor is considered to have surrendered control over transferred assets if, and only if, certain conditions are met. The Company determined that all loans sold during the periods presented met these specific conditions and accounted for all transfers of loans held for sale as completed sales, except as otherwise noted.

Derivative Assets and Liabilities—Loan commitments that meet the definition of a derivative are recorded at fair value on the Consolidated Balance Sheets upon the executions of the commitments to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue on the Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees (included in Derivative assets in the Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Consolidated Income Statements), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the guarantee obligation (included in Derivative assets in the Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Consolidated Income Statements), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Consolidated Statements of Income. The co-broker fees for the years ended December 31, 2020, 2019, and 2018 were $33.1 million, $20.6 million and $22.8 million, respectively.

Mortgage Servicing Rights—When a loan is sold and the Company retains the right to service the loan, the aforementioned derivative asset is reclassified and capitalized as an individual originated mortgage servicing right (“OMSR”) at fair value. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with servicing the loans, net of the expected net cash flows associated with any guaranty obligations. The following describes the principal assumptions used in estimating the fair value of capitalized OMSRs.

Discount Rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were between 10% and 15% for each of the periods presented and varied based on loan type.

Estimated Life—The estimated life of the OMSRs is derived based upon the stated term of the prepayment protection provisions of the underlying loan and may be reduced by six to 12 months based upon the expiration or reduction of the prepayment provisions prior to the stated maturity date. The Company’s model for OMSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. The Company’s historical experience is that the prepayment provisions typically do not provide a significant deterrent to a borrower’s paying off the loan within six to 12 months of the expiration of the prepayment provisions.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The assumptions used to estimate the fair value of capitalized OMSRs at loan sale are based on internal models and are compared to assumptions used by other market participants periodically. When such comparisons indicate that these assumptions have changed significantly, the Company adjusts its assumptions accordingly. For example, during the year ended December 31, 2020, the Company adjusted the escrow earnings rate assumptions twice based on changes observed from other market participants.

Subsequent to the initial measurement date, OMSRs are amortized using the interest method over the period that servicing income is expected to be received and presented as a component of Amortization and depreciation in the Consolidated Statements of Income. The individual loan-level OMSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. The Company evaluates all MSRs for impairment quarterly. The predominant risk characteristic affecting the OMSRs is prepayment risk, and we do not believe there is sufficient variation within the portfolio to warrant stratification. Therefore, we assess OMSR impairment at the portfolio level. The Company engages a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. The Company tests for impairment on purchased stand-alone servicing portfolios (“PMSRs”) separately from the Company’s OMSRs.

The fair value of PMSRs is equal to the purchase price paid. For PMSRs, the Company records a portfolio-level MSR asset and determines the estimated life of the portfolio based on the prepayment characteristics of the portfolio. The Company subsequently amortizes such PMSRs and tests for impairment quarterly as discussed in more detail above.

For PMSRs, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual loans do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, the Company prospectively adjusts the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. The Company made adjustments to the estimated life of two of its PMSRs during 2020 as the actual experience of prepayments differed materially from the estimated prepayments.

Guaranty Obligation, net—When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. Upon loan sale, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized and presented as Guaranty obligation, net of accumulated amortization on the Consolidated Balance Sheets. The recognized guaranty obligation is the fair value of the Company’s obligation to stand ready to perform, including credit risk, over the term of the guaranty.

In determining the fair value of the guaranty obligation, the Company considers the risk profile of the collateral, historical loss experience, and various market indicators. Generally, the estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan discounted using a rate consistent with what is used for the calculation of the mortgage servicing right for each loan. The life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty. Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method as a component of and reduction to Amortization and depreciation in the Consolidated Statements of Income.

Recently Adopted and Recently Announced Accounting Pronouncements—In the second quarter of 2016, Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued. ASU 2016-13 (the “Standard”) represents a significant change to the incurred loss model previously used to account for credit losses. The Standard requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure. The expected credit losses consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Exposures with similar risk characteristics are required to be grouped together when estimating expected credit losses. The initial estimate and subsequent changes to the estimated credit losses are required to be reported in current earnings in the income statement and through an allowance on the balance sheet. ASU 2016-13 is applicable to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures. The Standard modified the way the Company estimates its allowance for risk-sharing obligations and its allowance for loan losses and the way it assesses impairment on its pledged AFS securities. ASU 2016-13 requires modified retrospective application to all outstanding, in-scope instruments, with a cumulative-effect adjustment recorded to opening retained earnings as of the beginning of the period of adoption.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company adopted the Standard as required on January 1, 2020. The Company recognized an increase of $31.6 million in Allowance for Risk-Sharing Obligations with a cumulative-effect adjustment, net of tax, recorded to opening retained earnings of $23.7 million and deferred tax assets of $7.9 million. The adjustment to the allowance for loan losses for the Company’s loans held for investment was immaterial. There was no impact to AFS securities because the portfolio consists of agency-backed securities that inherently have an immaterial risk of loss.

Prior to the adoption of the Standard discussed above, the Company recognized credit losses on risk-sharing loans and loans held for investment under the incurred loss model by identifying loans that may be probable of loss based on an assessment of several qualitative and quantitative factors. Initial loss recognition historically occurred at or before a loan became 60 days delinquent (“specific reserve”). In addition to the specific reserve, the Company recorded an allowance for credit losses on risk-sharing loans on the Company’s watch list that were not probable of foreclosure, but probable of loss as the characteristics of these loans indicated that these loans are probable of losses even though the loss could not be attributed to a specific loan (“general reserve”). Lastly, for loans sold under Fannie Mae’s DUS program, the Company typically agreed to guarantee a portion of the ultimate loss incurred should a borrower fail to perform (“Guarantee Obligation”). The Company recorded a Guaranty Obligation liability to account for the Company’s obligations related to the Fannie Mae DUS guarantee.

When the Company placed a risk-sharing loan on its watch list, it transferred the remaining unamortized balance of the guaranty obligation to the general reserves. If a risk-sharing loan was subsequently removed from the watch list due to improved financial performance, the Company transferred the unamortized balance of the guaranty obligation back to the guaranty obligation classification on the balance sheet and amortized the remaining unamortized balance evenly over the remaining estimated life. For each loan for which the Company had a risk-sharing obligation, it recorded one of the following liabilities associated with that loan as discussed above: guaranty obligation, general reserve, or specific reserve. Although the liability type may have changed over the life of the loan, at any particular point in time, only one such liability was associated with a loan for which the Company had a risk-sharing obligation.

For risk-sharing loans, the Company recorded a liability to Allowance for Risk-Sharing Obligations for the estimated risk-sharing loss through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Consolidated Statements of Income for both the specific and general reserves. For the Guarantee Obligation, the Company recorded a liability to Guaranty Obligation, net on the Consolidated Balance Sheets and included the charge to the Consolidated Statements of Income as a reduction in Fair value of expected net cash flows from servicing, net. For loans held for investment, the Company recorded an allowance for loan losses and a charge to provision for loan losses, which is a component of Provision (benefit) for credit losses.

There were no other accounting pronouncements issued during 2020 that have the potential to impact the Company’s consolidated financial statements.

Allowance for Risk-Sharing Obligations—Substantially all loans sold under the Fannie Mae DUS program contain partial or full risk-sharing guaranties that are based on the performance of the loan serviced in the at-risk servicing portfolio. The Company records an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for Risk-Sharing Obligations on the Consolidated Balance Sheets.

Overall Current Expected Credit Losses Approach

The Company uses the weighted-average remaining maturity method (“WARM”) for calculating its allowance for risk-sharing obligations, the Company’s liability for the off-balance-sheet credit exposure associated with the Fannie Mae at-risk DUS loans. WARM uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual charge-off rate is applied to the unpaid principal balance (“UPB”) over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below.

The Company maximizes the use of historical internal data because the Company has extensive historical data servicing Fannie Mae DUS loans from which to calculate historical loss rates and principal paydown by loan term type for its exposure to credit loss on its homogeneous portfolio of Fannie Mae DUS multifamily loans. Additionally, the Company believes its properties, loss history, and underwriting standards are not similar to public data such as loss histories for loans originated for collateralized mortgage-backed securities conduits.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Runoff Rate

One of the key inputs into a WARM calculation is the runoff rate, which is the expected rate at which loans in the current portfolio will prepay and amortize in the future. As the loans the Company originates have different original lives and run off over different periods, the Company groups loans by similar origination dates (vintage) and contractual maturity terms for purposes of calculating the runoff rate. The Company originates loans under the DUS program with various terms generally ranging from several years to 15 years; each of these various loan terms has a different runoff rate.

The Company uses its historical runoff rate for each of the different loan term pools as a proxy for the expected runoff rate. The Company believes that borrower behavior and macroeconomic conditions will not deviate significantly from historical performance over the approximately ten-year period in which the Company has compiled the actual loss data. The ten-year period captures the various cycles of industry performance and provides a period that is long enough to capture sufficient observations of runoff history. In addition, due to the prepayment protection provisions for Fannie Mae DUS loans, the Company has not seen significant volatility in historical prepayment rates due to changes in interest rates and would not expect this to change materially in future periods.

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

The Company segments its current portfolio of at-risk DUS loans outstanding by original loan term type and years remaining and then applies the appropriate historical average runoff rates to calculate the expected remaining balance at the end of each reporting period in the future. For example, for a loan with an original ten-year term and seven years remaining, the Company applies the historical average annual runoff rate for a ten-year loan for year four to arrive at the estimated remaining UPB one year from the current period, the historical average runoff rate for year five to arrive at the estimated remaining UPB two years from the current period, and so on up to the loan’s maturity date.

CECL Reserve Calculation

Once the Company has calculated the estimated outstanding UPB for each future year until maturity for each loan term type, the Company then applies the average annual charge-off rate (as further described below) to each future year’s estimated UPB. The Company then aggregates the allowance calculated for each year within each loan term type and for all different maturity years to arrive at the CECL reserve for the portfolio.

The weighted-average annual charge-off rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year period is used as the Company believes that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. This approach captures the adverse impact of the years following the great financial crisis of 2007-2010 because multifamily commercial loans have a lag period from the time of initial distress indications through the timing of loss settlement. The same loss rate is utilized across each loan term type as the Company has not observed any historical or industry-published data to indicate there is any difference in the occurrence probability or loss severity for a loan based on its loan origination term.

Reasonable and Supportable Forecast Period

The Company currently uses one year for its reasonable and supportable forecast period (the “forecast period”). The Company uses a forecast of unemployment rates, historically a highly correlated indicator for multifamily occupancy rates, to assess what macroeconomic and multifamily market conditions are expected to be like over the coming year. The Company then associates the forecasted conditions with a similar historical period over the past ten years, which could be one or several years, and uses the Company’s average loss rate for that historical period as a basis for the loss rate used for the forecast period. The Company reverts to a historical loss rate over a one-year period utilizing a method similar to straight-line basis. For all remaining years until maturity, the Company uses the weighted-average annual charge-off rate as described above to estimate losses. The average loss rate from a historical period used for the forecast period may be adjusted as necessary if the forecasted macroeconomic and industry conditions differ materially from the historical period.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Identification of Specific Reserves for Defaulted Loans

The Company monitors the performance of each risk-sharing loan for events or conditions which may signal a potential default. The Company’s process for identifying which risk-sharing loans may be probable of default consists of an assessment of several qualitative and quantitative factors, including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio (“DSCR”), property condition, and financial strength of the borrower or key principal(s). In instances where payment under the guaranty on a specific loan is determined to be probable (as the loan is probable of foreclosure or has foreclosed), the Company separately measures the expected loss through an assessment of the underlying fair value of the asset, disposition costs, and the risk-sharing percentage (the “specific reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Consolidated Statements of Income. These loans are removed from the WARM calculation described above, and the associated loan-specific mortgage servicing right and guaranty obligation are written off. The expected loss on the risk-sharing obligation is dependent on the fair value of the underlying property as the loans are collateral dependent. Historically, initial recognition of a specific reserve occurs at or before a loan becomes 60 days delinquent.

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

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Loan Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of up to three years and are all interest-only, multifamily loans with similar risk characteristics and no geographic concentration. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses.

As of December 31, 2020, Loans held for investment, net consisted of 18 loans with an aggregate $366.3 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $4.8 million of allowance for loan losses. As of December 31, 2019, Loans held for investment, net consisted of 22 loans with an aggregate $546.6 million of unpaid principal balance less $2.0 million of net unamortized deferred fees and costs and $1.1 million of allowance for loan losses

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that is scheduled to mature in the third quarter of 2021. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $81.5 million and $78.3 million is presented as a component of Loans held for investment, net in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively, and the secured borrowing of $73.3 million and $70.5 million is included within Other liabilities in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The Company does not have credit risk related to the $73.3 million of loans that were transferred.

The Company assesses the credit quality of loans held for investment in the same manner as it does for the loans in the Fannie Mae at-risk portfolio as described above and records an allowance for these loans as necessary. The allowance for loan losses is estimated collectively for loans with similar characteristics. The collective allowance is based on the same methodology that the Company uses to estimate its CECL reserves for at-risk Fannie Mae DUS loans as described above (with the exception of a reversion period) because the nature of the underlying collateral is the same, and the loans have similar characteristics, except they are significantly shorter in maturity. The reasonable and supportable forecast period used for the CECL allowance for loans held for investment is one year.

The loss rate for the forecast period was 36 basis points and nine basis points as of December 31, 2020 and January 1, 2020, respectively. The loss rate for the remaining period until maturity was nine basis points as of both December 31, 2020 and January 1, 2020.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent and on non-accrual status as of December 31, 2020. The Company had $3.7 million and $0.6 million in specific reserves for this loan as of December 31, 2020 and 2019, respectively, and has not recorded any interest related to this loan since it went on non-accrual status. All other loans were current as of December 31, 2020 and 2019. The amortized cost basis of loans that were current as of December 31, 2020 and 2019 was $350.5 million and $529.9 million,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

respectively. As of December 31, 2020, $81.5 million of the loans that were current were originated in 2018, while $152.3 million were originated in 2019, and $117.8 million were originated in 2020. Prior to 2019, the Company had not experienced any delinquencies related to loans held for investment.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the years ended December 31, 2020, 2019, and 2018:

Components of Provision for Credit Losses (in thousands)	2020	2019	2018
Provision for loan losses	$3,739	$875	$128
Provision for risk-sharing obligations	33,740	6,398	680
Provision for credit losses	$37,479	$7,273	$808

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

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. The Company performs its impairment testing annually as of October 1. For the 2020 assessment, the Company performed a qualitative assessment and also considered the comparison of the Company’s market capitalization to its net assets. Based on the 2020 qualitative assessment performed, the Company did not observe any events or circumstances indicating an impairment in goodwill. As of December 31, 2020, there have been no events subsequent to that analysis that are indicative of an impairment loss.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company elects to measure all originated loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status at December 31, 2020 and 2019.

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

Stock option awards were granted to executive officers in the past, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and were granted with a ten-year exercise period, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company used the Black-Scholes pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following inputs: the option’s exercise price, the price of the underlying stock on the date of the grant, the estimated option life, the estimated dividend yield, a “risk-free” interest rate, and the expected volatility. For the option awards, the Company used the simplified method to estimate the expected term of the options as the Company did not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term. The Company used an estimated dividend yield of zero as the Company’s stock options were not dividend eligible and at the time of grant there was no expectation that the Company would pay a dividend. For the “risk-free” rate, the Company used a U.S. Treasury Note due in a number of years equal to the option’s

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

expected term. For the option awards, the expected volatility was calculated based on the Company’s historical common stock volatility. The Company issues new shares from the pool of authorized but not yet issued shares when an employee exercises stock options. The Company did not grant any stock option awards in 2018, 2019, or 2020 and does not expect to issue stock options for the foreseeable future.

Generally, the Company’s restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment. Restricted stock awards for non-employee directors fully vest after one year. Some of the Company’s restricted stock awards vest over a period of up to eight years.

The Company has offered a performance share plan (“PSP”) over the past several years for the Company’s executives and certain other members of senior management. The performance period for each PSP is three full calendar years beginning on January 1 of the grant year. Participants in the PSP receive restricted stock units (“RSUs”) on the grant date for the PSP in an amount equal to achievement of all performance targets at a maximum level. If the performance targets are met at the end of the performance period and the participant remains employed by the Company, the participant fully vests in the RSUs, which immediately convert to unrestricted shares of common stock. If the performance targets are not met at the maximum level, the participant generally forfeits a portion of the RSUs. If the participant is no longer employed by the Company, the participant forfeits all of the RSUs. The performance targets for all the PSPs issued by the Company are based on meeting diluted earnings per share, return on equity, and total revenues goals. The Company records compensation expense for the PSP based on the grant-date fair value in an amount proportionate to the service time rendered by the participant and the expected achievement level of the goals.

Compensation expense for restricted shares is adjusted for actual forfeitures and is recognized on a straight-line basis, for each separately vesting portion of the award as if the award were in substance multiple awards, over the requisite service period of the award. Share-based compensation is recognized within the income statement as Personnel, the same expense line as the cash compensation paid to the respective employees.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the years ended December 31, 2020, 2019, and 2018 are the following components:

	For the year ended December 31,
Components of Net Warehouse Interest Income (in thousands)	2020	2019	2018
Warehouse interest income - loans held for sale	$53,090	$48,211	$55,609
Warehouse interest expense - loans held for sale	(35,154)	(46,294)	(49,616)
Net warehouse interest income - loans held for sale	$17,936	$1,917	$5,993

Warehouse interest income - loans held for investment	$17,741	$32,059	$11,197
Warehouse interest expense - loans held for investment	(6,351)	(8,277)	(3,159)
Warehouse interest income - secured borrowings	3,449	3,549	1,852
Warehouse interest expense - secured borrowings	(3,449)	(3,549)	(1,852)
Net warehouse interest income - loans held for investment	$11,390	$23,782	$8,038

Statement of Cash Flows—The Company records the fair value of premiums and origination fees as a component of the fair value of derivative assets on the loan commitment date and records the related income within Loan origination and debt brokerage fees, net within the Consolidated Statements of Income. The cash for the origination fee is received upon closing of the loan, and the cash for the premium is received upon loan sale, resulting in a timing mismatch of the recognition of income and the receipt of cash in a given period when the derivative or loan held for sale remains outstanding at period end.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

For presentation in the Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Consolidated Statements of Cash Flows to the related captions in the Consolidated Balance Sheets as of December 31, 2020, 2019, 2018, and 2017.

	December 31,
(in thousands)	2020	2019	2018	2017
Cash and cash equivalents	$321,097	$120,685	$90,058	$191,218
Restricted cash	19,432	8,677	20,821	6,677
Pledged cash and cash equivalents (NOTE 9)	17,473	7,204	9,469	88,785
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$358,002	$136,566	$120,348	$286,680

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

The Company had an immaterial accrual for uncertain tax positions as of December 31, 2020 and no accrual as of December 31, 2019.

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 4 and 9), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. Substantially all of the balance of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2020 and 2019 was pledged against Fannie Mae risk-sharing obligations. The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all accounted for as available-for-sale (“AFS”) securities. When the fair value of AFS Agency MBS are lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

Contracts with Customers—A majority all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The Company had no contract assets or liabilities as of December 31, 2020 and 2019.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about the Company’s contracts with customers for the years ended December 31, 2020, 2019, and 2018:

Description (in thousands)	2020	2019	2018	Statement of income line item
Certain loan origination fees	$64,528	$75,599	$59,877	Loan origination and debt brokerage fees, net
Property sales broker fees, investment management fees, application fees, and other	61,107	51,885	35,837	Other revenues
Total revenues derived from contracts with customers	$125,635	$127,484	$95,714

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2020 and 2019.

Restricted Cash—Restricted cash represents primarily good faith deposits from borrowers. The Company records a corresponding liability for these good faith deposits from borrowers within Performance deposits from borrowers in the Consolidated Balance Sheets.

Receivables, Net—Receivables, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, general accounts receivable, and advances of principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments, to the extent such amounts are determined to be reimbursable and recoverable. Substantially all of our receivables are expected to be collected within a short period of time and are with counterparties with high credit quality (such as the Agencies). Additionally, the Company has not experienced any credit losses related to these receivables. Consequently, the Company has not recorded an allowance for credit losses associated with its receivables as of December 31, 2020 and 2019.

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

Litigation—In the ordinary course of business, the Company may be party to various claims and litigation, none of which the Company believes is material. The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties, and other costs, and the Company’s reputation and business may be impacted. The Company believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on its

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

business, results of operations, liquidity, or financial condition.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of MSRs at December 31, 2020 and 2019 was $1.1 billion and $910.5 million, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. See the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at December 31, 2020 would be a decrease in the fair value of $34.6 million to the MSRs outstanding as of December 31, 2020.

The impact of a 200-basis point increase in the discount rate at December 31, 2020 would be a decrease in the fair value of $67.1 million to the MSRs outstanding as of December 31, 2020.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the year ended December 31, 2020 and 2019 follows:

	For the year ended December 31,
Roll Forward of MSRs (in thousands)	2020	2019
Beginning balance	$718,799	$670,146
Additions, following the sale of loan	321,225	206,885
Amortization	(149,888)	(137,792)
Pre-payments and write-offs	(27,323)	(20,440)
Ending balance	$862,813	$718,799

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of December 31, 2020 and 2019:

Components of MSRs (in thousands)	December 31, 2020	December 31, 2019
Gross Value	$1,394,901	$1,201,542
Accumulated amortization	(532,088)	(482,743)
Net carrying value	$862,813	$718,799

The expected amortization of MSRs held in the Consolidated Balance Sheet as of December 31, 2020 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Year Ending December 31,
2021	$155,181
2022	142,147
2023	127,808
2024	110,147
2025	91,425
Thereafter	236,105
Total	$862,813

The Company recorded write-offs of OMSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of the MSR roll forward shown above and as a component of Amortization and depreciation in the Consolidated Statements of Income and relate to OMSRs only. Prepayment fees totaling $22.0 million, $26.8 million, and $18.9 million were collected for 2020, 2019, and 2018, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income. Escrow earnings totaling $14.9 million, $51.4 million, and $38.2 million were earned for the years ended December 31, 2020, 2019,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and 2018, respectively, and are included as a component of Escrow earnings and other interest income in the Consolidated Statements of Income. All other ancillary servicing fees were immaterial for the periods presented.

Management reviews the MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2020, 2019, and 2018.

As of December 31, 2020, the weighted average remaining life of the aggregate MSR portfolio was 7.7 years.

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the years ended December 31, 2020 and 2019 is presented in the following table:

	For the year ended December 31,
Roll Forward of Guaranty Obligation (in thousands)	2020	2019
Beginning balance	$54,695	$46,870
Additions, following the sale of loan	5,755	17,939
Amortization	(9,612)	(9,663)
Other	1,468	(451)
Ending balance	$52,306	$54,695

Activity related to the allowance for risk-sharing obligations for the years ended December 31, 2020 and 2019 follows:

	For the year ended December 31,
Roll Forward of Allowance for Risk-sharing Obligations (in thousands)	2020	2019
Beginning balance	$11,471	$4,622
Adjustment related to adoption of CECL	31,570	—
Provision for risk-sharing obligations	33,740	6,398
Write-offs	—	—
Other	(1,468)	451
Ending balance	$75,313	$11,471

On January 1, 2020, the Company recognized the CECL transition adjustment based on its assessment of the multifamily market and the macroeconomic environment at that time and concluded that the projections for the coming year were for continued strong performance similar to the performance over the past few years. The Company’s losses have been de minimis over the past few years. Considering that the Company’s historical loss rate consisted of both strong and weak multifamily and macroeconomic periods, the Company concluded it was appropriate to adjust the loss rate for the forecast period to below the weighted average historical loss rate. The loss rate applied for the forecast period in the WARM CECL calculation was one basis point, which approximated the average of the actual loss rate for the past two years as these conditions were expected to prevail over the course of the forecast period. The Company reverted to the actual historical loss rate of two basis points for all remaining years in the calculation and did not use a reversion period since the difference between the loss rate used for the forecast period and the actual historical loss rate was immaterial.

Conditions changed significantly beginning in March 2020 due to the Crisis across the world, which reversed macroeconomic conditions from sustained strength to global economic contraction, causing unemployment rates to rise sharply and a recession to ensue.

Although the Company has not experienced any defaults and minimal forbearance requests since the outset of the Crisis, the Company believes there is inherent uncertainty in the macroeconomic environment created by the spread of the Crisis across the world as of December 31, 2020. This uncertainty leads to elevated risk and near-term elevated unemployment levels and lower consumer incomes, which would lead to an adverse impact on multifamily occupancy rates and property cash flows, increasing the likelihood of delinquencies, loan defaults, and

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

risk-sharing losses.

The Company believes that the potential impacts due to the Crisis during the forecast period are expected to be generally consistent with the final year of the great financial crisis of 2007-2010 (the “last recession”). The loss rate resulting from the final year of the last recession totaled six basis points. Accordingly, the Company used a loss rate of six basis points for the forecast period and reverted over a one-year period to two basis points for the remaining expected life of the portfolio.

The calculated CECL reserve for the Company’s $42.8 billion at-risk Fannie Mae servicing portfolio as of December 31, 2020 was $67.0 million compared to $34.7 million as of the CECL adoption date on January 1, 2020. The significant increase in the CECL reserve was principally related to the forecasted impacts of the Crisis. The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of December 31, 2020 was 7.7 years.

Two loans that defaulted in 2019 had aggregate specific reserves of $8.3 million as of December 31, 2020 and $6.9 million as of December 31, 2019 as the risk-sharing losses have not been settled with Fannie Mae. The properties related to these two loans were both off-campus student living facilities in the same city. The Company does not have any additional at-risk loans related to student living facilities in this city.

As of December 31, 2020 and 2019, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $9.0 billion and $7.5 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $107.2 billion as of December 31, 2020 compared to $93.2 billion as of December 31, 2019.

As of December 31, 2020 and 2019, custodial escrow accounts relating to loans serviced by the Company totaled $3.1 billion and $2.6 billion, respectively. These amounts are not included in the Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to earn interest income on these escrow balances, presented as Escrow earnings and other interest income in the Consolidated Statements of Income. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

For most loans the Company services under the Fannie Mae DUS program, the Company is required to advance the principal and interest payments and guarantee fees for up to four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, the Company requests reimbursement from Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse the Company within 60 days of the request. As of December 31, 2020 and 2019, the Company had an immaterial balance of outstanding advances related to loans in our Fannie Mae portfolio.

For loans the Company services under the Ginnie Mae (“HUD”) program, the Company is obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid, or assigned to HUD. The Company is eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, the Company is not reimbursed for its advances until such time as the Company assigns the loan to HUD or works out a payment modification for the borrower. For loans in default, the Company may repurchase those loans out of the Ginnie Mae security, at which time the Company’s advance requirements cease and the Company may then modify and resell the loan or assign the loan back to HUD, at which time the Company will be reimbursed for its advances. As of December 31, 2020 and 2019, the Company had an immaterial balance of outstanding advances for loans in its HUD portfolio.

The Company is not obligated to make advances on any of the other loans the Company services in its portfolio, including loans serviced under the Freddie Mac Optigo program.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019, the Company had $9.3 million and $2.1 million of aggregate outstanding principal and interest and tax and escrow advances, respectively. These advances were included as a component of Receivables, net in the Consolidated Balance Sheets.

NOTE 6—DEBT

At December 31, 2020, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.6 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, at December 31, 2020, the Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The maximum amount and outstanding borrowings under Warehouse notes payable at December 31, 2020 and 2019 are as follows:

	December 31, 2020
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$83,336	30-day LIBOR plus 1.40%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	460,388	30-day LIBOR plus 1.40%
Agency Warehouse Facility #3	600,000	265,000	865,000	410,546	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	181,996	30-day LIBOR plus 1.40%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	522,507	30-day LIBOR plus 1.45%
Total National Bank Agency Warehouse Facilities	$2,075,000	$1,565,000	$3,640,000	$1,658,773
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	725,085
Total Agency Warehouse Facilities	$2,075,000	$3,065,000	$5,140,000	$2,383,858

Interim Warehouse Facility #1	$135,000	$—	$135,000	$71,572	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	75,000	75,000	150,000	8,861	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$329,810	$75,000	$404,810	$134,243
Debt issuance costs	—	—	—	(945)
Total warehouse facilities	$2,404,810	$3,140,000	$5,544,810	$2,517,156

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2019
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$350,000	$200,000	$550,000	$148,877	30-day LIBOR plus 1.15%
Agency Warehouse Facility #2	500,000	300,000	800,000	15,291	30-day LIBOR plus 1.15%
Agency Warehouse Facility #3	500,000	265,000	765,000	35,510	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	258,045	30-day LIBOR plus 1.15%
Agency Warehouse Facility #5	—	500,000	500,000	60,751	30-day LIBOR plus 1.15%
Agency Warehouse Facility #6	250,000	100,000	350,000	14,930	30-day LIBOR plus 1.15%
Total National Bank Agency Warehouse Facilities	$1,950,000	$1,365,000	$3,315,000	$533,404
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	131,984
Total agency warehouse facilities	$1,950,000	$2,865,000	$4,815,000	$665,388

Interim Warehouse Facility #1	$135,000	$—	$135,000	$98,086	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	49,256	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	75,000	75,000	150,000	65,991	30-day LIBOR plus 1.90% to 2.50%
Interim Warehouse Facility #4	100,000	—	100,000	28,100	30-day LIBOR plus 1.75%
Total interim warehouse facilities	$410,000	$75,000	$485,000	$241,433
Debt issuance costs	—	—	—	(693)
Total warehouse facilities	$2,360,000	$2,940,000	$5,300,000	$906,128
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

30-day LIBOR was 0.14% and 1.76% as of December 31, 2020 and 2019, respectively. Interest expense under the warehouse notes payable for the years ended December 31, 2020, 2019, and 2018 aggregated to $45.0 million, $58.1 million, and $54.6 million, respectively. Included in interest expense in 2020, 2019, and 2018 are the amortization of facility fees totaling $4.1 million, $4.9 million, and $5.0 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2020.

Warehouse Facilities

Agency Warehouse Facilities

The following section provides a summary of the key terms related to each of the Agency Warehouse Facilities. During the first quarter of 2020, an Agency warehouse line with a $350.0 million aggregate committed and uncommitted borrowing capacity expired according to its terms. The Company believes that the five remaining committed and uncommitted credit facilities from national banks and the uncommitted credit facility from Fannie Mae provide the Company with sufficient borrowing capacity to conduct its Agency lending operations.

Agency Warehouse Facility #1:

The Company has a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 25, 2021. The agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points. The agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

In addition, the agreement requires compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, as follows:

●	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date;
●	compliance with the applicable net worth and liquidity requirements of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, and HUD;
●	liquid assets of the Company of not less than $15.0 million;
●	maintenance of aggregate unpaid principal amount of all mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $20.0 billion or all Fannie Mae DUS mortgage loans comprising the Company’s consolidated servicing portfolio of not less than $10.0 billion, exclusive in both cases of mortgage loans which are 60 or more days past due or are otherwise in default or have been transferred to Fannie Mae for resolution;
●	aggregate unpaid principal amount of Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio which are 60 or more days past due or otherwise in default not to exceed 3.5% of the aggregate unpaid principal balance of all Fannie Mae DUS mortgage loans within the Company’s consolidated servicing portfolio; and
●	maximum indebtedness (excluding warehouse lines) to tangible net worth of 2.25 to 1.00 (the “leverage ratio”).

The agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. During the second quarter of 2020, the Company executed a modification agreement to the warehouse agreement that created a $100.0 million sublimit within the overall committed capacity to fund COVID-19 forbearance advances under the Fannie Mae DUS program. Borrowings under the agreement are collateralized by Fannie Mae’s commitment to repay the advances and are funded at 90% of the principal and interest advanced and bear interest at 30-day LIBOR plus 175 basis points with an interest-rate floor of 25 basis points. The Company had no borrowings related to the COVID-19 forbearances as of December 31, 2020. During the fourth quarter of 2020, the Company executed the fifth amendment to the warehouse and security agreement that extended the maturity date to October 25, 2021 and increased the committed borrowing capacity to $425.0 million. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points and did not include an extension of the $200.0 million uncommitted borrowing capacity as the Company allowed the uncommitted capacity to expire. No other material modifications were made to the agreement in 2020.

Agency Warehouse Facility #2:

The Company has a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on September 7, 2021. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 140 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the third quarter of 2020, the Company executed the sixth amendment to the warehouse agreement that extended the maturity date thereunder until September 7, 2021, increased the committed borrowing capacity to $700.0 million. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points. No other material modifications were made to the agreement during 2020.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

The Company has a $600.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on April 30, 2021. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2020, the Company executed the 11th amendment to the warehouse agreement related to this facility that extended the maturity date to April 30, 2021 for the committed borrowing

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

capacity and added $265.0 million in uncommitted borrowing capacity that bears interest at the same rate and has the same maturity date as the committed facility. The amendment also added a 30-day LIBOR floor of 50 basis points. During the third quarter of 2020, the Company executed the 12th amendment to the warehouse agreement that increased the committed borrowing capacity to $600.0 million. No other material modifications were made to the agreement during 2020.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Agency Warehouse Facility #4:

The Company has a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 7, 2021. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points. During the fourth quarter of 2020, the Company executed the third amendment to the warehouse agreement that extends the maturity date of the warehouse agreement to October 7, 2021, increased the borrowing capacity of the defaulted FHA sublimit to $75.0 million, increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points, and added a 30-day LIBOR floor of 25 basis points. No other material modifications were made to the agreement during 2020.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

The Company has a master repurchase agreement with a national bank for a $1.0 billion uncommitted advance credit facility that is scheduled to mature on August 23, 2021. The facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of 30-day LIBOR plus 145 basis points. During the third quarter of 2020, the Company executed the first amendment to the agreement that increased the uncommitted borrowing capacity to $1.0 billion and increased the borrowing rate to 30-day LIBOR plus 145 basis points from 30-day LIBOR plus 115 basis points and added a financial covenant related to debt service coverage ratio, as defined, that is similar to the Company’s other warehouse lines. No other material modifications were made to the agreement during 2020.

The negative and financial covenants of the repurchase agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of a four-quarter rolling EBITDA, as defined, to total debt service ratio of 2.75 to 1.00 that is applicable to Agency Warehouse Facility #5.

Uncommitted Agency Warehouse Facility:

The Company has a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing, and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance. There is no expiration date for this facility. The uncommitted facility has no specific negative or financial covenants.

Interim Warehouse Facilities

The following section provides a summary of the key terms related to each of the Interim Warehouse Facilities.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interim Warehouse Facility #1:

The Company has a $135.0 million committed warehouse line agreement that is scheduled to mature on April 30, 2021. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2020, the Company executed the 11th amendment to the credit and security agreement that extended the maturity date to April 30, 2021 and added a 30-day LIBOR floor of 50 basis points. No other material modifications were made to the agreement during 2020.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant: minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.00 that is applicable to Interim Warehouse Facility #1.

Interim Warehouse Facility #2:

The Company has a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2021. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at 30-day LIBOR plus 165 basis points. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No other material modifications were made to the agreement during 2020.

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

Interim Warehouse Facility #3:

The Company has a $75.0 million repurchase agreement with a national bank that is scheduled to mature on December 20, 2021. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 175 to 325 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. The Company allowed the repurchase agreement to mature on May 18, 2020. During the fourth quarter of 2020, the Company executed the fifth amendment to the repurchase agreement which renewed the facility with the previous $75.0 million committed and $75.0 million uncommitted borrowing capacity with a maturity date of December 20, 2021. Additionally, the amendment updated the spread to 30-day LIBOR plus 175 to 325 basis points from 30-day LIBOR plus 190 to 250 basis points depending on the type of asset. No other material modifications were made to the agreement during 2020.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interim Warehouse Facility #4:

During the first quarter of 2020, the Company executed a loan and security agreement to establish Interim Warehouse Facility #4. The $19.8 million committed warehouse loan and security agreement with a national bank funds one specific loan. The agreement provides for a maturity date to coincide with the maturity date for the underlying loan. Borrowings under the facility are full recourse and bear interest at 30-day LIBOR plus 300 basis points, with a floor of 450 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. The committed warehouse loan and security agreement has only two financial covenants, both of which are similar to the other Interim Warehouse Facilities. We may request additional capacity under the agreement to fund specific loans. No material modifications were made to the agreement in 2020.

The facility agreement has only two financial covenants:

●	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date; and
●	liquid assets of the Company of not less than $15.0 million;

During the second quarter of 2020, we allowed an interim warehouse facility that had a committed borrowing capacity of $100 million with no outstanding borrowings to expire according to its terms. We believe that the four remaining committed and uncommitted interim credit facilities from national banks and our corporate cash provide us with sufficient borrowing capacity to conduct our Interim Loan Program lending operations.

The warehouse agreements contain cross-default provisions, such that if a default occurs under any of the Company’s warehouse agreements, generally the lenders under the other warehouse agreements could also declare a default. As of December 31, 2020, the Company was in compliance with all of its warehouse line covenants.

Interest on the Company’s warehouse notes payable and note payable are based on 30-day LIBOR. As a result of the expected transition from LIBOR, the Company has updated its debt agreements to include fallback language to govern the transition from 30-day LIBOR to an alternative reference rate.

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

The Company is obligated to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments equal to $0.7 million on the last business day of each of March, June, September, and December. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the term loan is required to be paid in full on November 7, 2025 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the term loan on such date (together with all accrued interest thereon). During the second quarter of 2020, we executed the second amendment to the Credit Agreement to amend the definition of Permitted Subsidiary Collateral to include principal and interest forbearance advances funded by the sublimit created under Agency Warehouse Facility #1. No other material modifications were made to the agreement in 2020.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, certain ERISA events and judgments. As of December 31, 2020, the Company was in compliance with all covenants related to the Credit Agreement.

The following table shows the components of the note payable as of December 31, 2020 and 2019:

(in thousands, unless otherwise specified)	December 31,
Component	2020	2019	Interest rate and repayments
Unpaid principal balance	$294,773	$297,750	Interest rate varies - see above for further details;
Unamortized debt discount	(1,026)	(1,245)	Quarterly principal payments of $0.8 million
Unamortized debt issuance costs	(2,154)	(2,541)
Carrying balance	$291,593	$293,964

The scheduled maturities, as of December 31, 2020, for the aggregate of the warehouse notes payable and the note payable are shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale and loans held for investment. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts below related to the note payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the credit agreement (i.e., the contingent payments). The maturities below are in thousands.

Year Ending December 31,	Maturities
2021	$2,442,228
2022	81,828
2023	2,978
2024	2,978
2025	282,862
Thereafter	—
Total	$2,812,874

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2020 were or are expected to be repaid in 2021.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill as of and for the year ended December 31, 2020 and 2019 follows:

	For the year ended December 31,
Roll Forward of Goodwill (in thousands)	2020	2019
Beginning balance	$180,424	$173,904
Additions from acquisitions	68,534	6,520
Impairment	—	—
Ending balance	$248,958	$180,424

The additions from acquisitions during 2020 shown in the table above relate to the purchases of certain assets and the assumption of certain liabilities from three debt brokerage companies for aggregate consideration of $69.4 million, which consisted of $46.8 million of cash, $5.0 million of the Company’s stock, and $17.6 million of contingent consideration. The contingent consideration may be earned over either a four-year period or five-year period after the closing of each acquisition, provided certain revenue targets have been met.

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

The Company has completed the accounting for all acquisitions completed in 2020. For all acquisitions completed in 2020, total revenues and income from operations since the acquisition and the pro-forma incremental revenues and earnings related to the acquired entities as if the acquisitions had occurred as of January 1, 2019 are immaterial.

As of December 31, 2020 and December 31, 2019, the balance of intangible assets acquired from acquisitions totaled $1.9 million and $2.5 million, respectively. As of December 31, 2020, the weighted-average period over which the Company expects the intangible assets to be amortized is 4.0 years.

A summary of the Company’s contingent consideration, which is included in Other liabilities, as of and for the years ended December 31, 2020 and 2019 follows:

	For the year ended December 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2020	2019
Beginning balance	$5,752	$11,630
Additions	27,645	—
Accretion	1,232	572
Payments	(5,800)	(6,450)
Ending balance	$28,829	$5,752

The contingent consideration above relates to (i) acquisitions of debt brokerage companies completed in 2017 and 2020 and (ii) the purchase of noncontrolling interests. The last of the five earn-out periods related to the acquisition-related contingent consideration ends in the second quarter of 2025. During 2020, the Company purchased the remaining noncontrolling interest of WDIS. The purchase consideration included $10.0 million of contingent consideration to be earned and paid over a three-year period ending December 31, 2023, provided certain revenue targets have been met. The Company estimated the fair value of the contingent consideration using a probability-based, discounted cash flow estimate for the revenue targets (Level 3).

The contingent consideration included for the acquisitions and purchase of noncontrolling interests is non-cash and thus not reflected in the amount of cash consideration paid on the Consolidated Statements of Cash Flows.

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

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is evidence of impairment and for disclosure purposes (NOTE 3). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated revenue from escrow accounts, delinquency rates, late charges, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
December 31, 2020
Assets
Loans held for sale	$—	$2,449,198	$—	$2,449,198
Pledged securities	17,473	119,763	—	137,236
Derivative assets	—	—	49,786	49,786
Total	$17,473	$2,568,961	$49,786	$2,636,220

Liabilities
Derivative liabilities	$—	$—	$5,066	$5,066
Total	$—	$—	$5,066	$5,066

December 31, 2019
Assets
Loans held for sale	$—	$787,035	$—	$787,035
Pledged securities	7,204	114,563	—	121,767
Derivative assets	—	—	15,568	15,568
Total	$7,204	$901,598	$15,568	$924,370

Liabilities
Derivative liabilities	$—	$—	$36	$36
Total	$—	$—	$36	$36

There were no transfers between any of the levels within the fair value hierarchy during the year ended December 31, 2020.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the years ended December 31, 2020 and 2019:

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2020
Derivative assets and liabilities, net
Beginning balance December 31, 2019	$15,532
Settlements	(687,874)
Realized gains recorded in earnings (1)	672,342
Unrealized gains recorded in earnings (1)	44,720
Ending balance December 31, 2020	$44,720

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value Measurements
Using Significant
Unobservable Inputs:
Derivative Instruments
(in thousands)	December 31, 2019
Derivative assets and liabilities, net
Beginning balance December 31, 2018	$2,839
Settlements	(426,544)
Realized gains (losses) recorded in earnings (1)	423,705
Unrealized gains (losses) recorded in earnings (1)	15,532
Ending balance December 31, 2019	$15,532
(1)	Realized and unrealized gains from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2020:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$49,786	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$5,066	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2020 and December 31, 2019 are presented below:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$321,097	$321,097	$120,685	$120,685
Restricted cash	19,432	19,432	8,677	8,677
Pledged securities	137,236	137,236	121,767	121,767
Loans held for sale	2,449,198	2,449,198	787,035	787,035
Loans held for investment, net	360,402	362,586	543,542	546,033
Derivative assets	49,786	49,786	15,568	15,568
Total financial assets	$3,337,151	$3,339,335	$1,597,274	$1,599,765

Financial liabilities:
Derivative liabilities	$5,066	$5,066	$36	$36
Secured borrowings	73,314	73,314	70,548	70,548
Warehouse notes payable	2,517,156	2,518,101	906,128	906,821
Note payable	291,593	294,773	293,964	297,750
Total financial liabilities	$2,887,129	$2,891,254	$1,270,676	$1,275,155

The following methods and assumptions were used for recurring fair value measurements as of December 31, 2020:

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company's enters into a sale commitment with the investor simultaneously with the rate lock commitment with the borrower. The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2020 and 2019.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
December 31, 2020
Rate lock commitments	$1,374,784	$45,581	$(1,697)	$43,884	$43,895	$(11)	$—
Forward sale contracts	3,760,953	—	836	836	5,891	(5,055)	—
Loans held for sale	2,386,169	62,167	861	63,028	—	—	63,028
Total		$107,748	$—	$107,748	$49,786	$(5,066)	$63,028

December 31, 2019
Rate lock commitments	$511,114	$12,199	$(1,975)	$10,224	$10,247	$(23)	$—
Forward sale contracts	1,285,656	—	5,308	5,308	5,321	(13)	—
Loans held for sale	774,542	15,826	(3,333)	12,493	—	—	12,493
Total		$28,025	$—	$28,025	$15,568	$(36)	$12,493

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency MBS as of December 31, 2020. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2020 collateral requirements as outlined above. As of December 31, 2020, reserve requirements for the December 31, 2020 DUS loan portfolio will require the Company to fund $65.0 million in additional restricted liquidity over the next 48-months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of December 31, 2020. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At December 31, 2020, the net worth requirement was $228.0 million, and the Company's net worth was $991.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2020, the Company was required to maintain at least $45.2 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Ginnie Mae. The Company had operational liquidity of $370.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities—Pledged securities, at fair value consisted of the following balances as of December 31, 2020, 2019, 2018, and 2017:

	December 31,
Pledged Securities (in thousands)	2020	2019	2018	2017
Restricted cash	$4,954	$2,150	$3,029	$2,201
Money market funds	12,519	5,054	6,440	86,584
Total pledged cash and cash equivalents	$17,473	$7,204	$9,469	$88,785
Agency MBS	119,763	114,563	106,862	9,074
Total pledged securities, at fair value	$137,236	$121,767	$116,331	$97,859

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The following table provides additional information related to the AFS Agency MBS as of December 31, 2020 and 2019:

Fair Value and Amortized Cost of Agency MBS (in thousands)	December 31, 2020	December 31, 2019
Fair value	$119,763	$114,563
Amortized cost	117,136	113,580
Total gains for securities with net gains in AOCI	2,669	1,145
Total losses for securities with net losses in AOCI	(42)	(162)
Fair value of securities with unrealized losses	12,267	66,526

None of the pledged securities has been in a continuous unrealized loss position for more than 12-months.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	December 31, 2020
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	9,477	9,474
After five years through ten years	82,278	81,469
After ten years	28,008	26,193
Total	$119,763	$117,136

NOTE 10—SHARE-BASED PAYMENT

During 2020, the Company registered 2 million shares under the 2020 Equity Incentive Plan, which constitutes an amendment to and restatement of the 2015 Equity Incentive Plan. As a result of the registration, there are 10.5 million shares of stock authorized for issuance under the 2020 Equity Incentive Plan (and predecessor plans) to directors, officers, and employees. At December 31, 2020, 2.2 million shares remain available for grant under the 2020 Equity Incentive Plan.

Under the 2020 Equity Incentive Plan (and predecessor plans), the Company granted stock options to executive officers in the past and restricted shares to executive officers, employees, and non-employee directors during 2020, 2019, and 2018, all without cost to the grantee. For each of the three years ended December 31, 2020, 2019, and 2018, the Company also granted 0.3 million RSUs to the executive officers and certain other employees in connection with PSPs (“performance awards”). The Company granted the RSUs at the maximum performance thresholds for each metric each year. As of December 31, 2020, the RSUs issued in connection with the 2020, 2019, and 2018 PSPs are unvested and outstanding.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The performance period for the 2017 PSP concluded on December 31, 2019. The three performance goals related to the 2017 PSP were met at varying levels. Accordingly, 0.2 million shares related to the 2017 PSP vested in the first quarter of 2020. As of December 31, 2020, the Company concluded that the three performance targets related to the 2019 PSP and 2020 PSP were probable of achievement at varying levels and two performance targets related to the 2018 PSP were probable of achievement at various levels. As of December 31, 2019, the Company concluded that the three performance targets related to the 2017 PSP and 2019 PSP were probable of achievement at varying levels and one performance target related to the 2018 PSP was probable of achievement at the target level.

The following table summarizes stock compensation expense for the years ended December 31, 2020, 2019, and 2018:

	For the year ended December 31,
Components of stock compensation expense (in thousands)	2020	2019	2018
Restricted shares	$18,924	$17,818	$14,741
Stock options	71	625	1,124
PSP "RSUs"	9,324	5,632	8,094
Total stock compensation expense	$28,319	$24,075	$23,959

Excess tax benefit recognized	$7,273	$4,632	$6,848

The amounts attributable to restricted shares in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares. The excess tax benefits recognized above reduced income tax expense.

The following table summarizes restricted share activity for the year ended December 31, 2020:

		Weighted-
		Average
		Grant-date
Restricted Shares Activity	Shares	Fair Value
Nonvested at January 1, 2020	1,085,376	$48.39
Granted	548,045	74.75
Vested	(459,409)	44.62
Forfeited	(51,398)	56.81
Nonvested at December 31, 2020	1,122,614	$62.41

The fair value of restricted share awards granted during 2020 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2019 and 2018 were $48.39 per share and $52.25 per share, respectively. The fair values of the restricted shares that vested during the years ended December 31, 2020, 2019, and 2018 were $30.4 million, $30.5 million, and $29.6 million, respectively.

As of December 31, 2020, the total unrecognized compensation cost for outstanding restricted shares was $43.5 million. As of December 31, 2020, the weighted-average period over which this unrecognized compensation cost will be recognized is 2.8 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity related to performance awards for the year ended December 31, 2020:

		Weighted-
		Average
		Grant-date
Restricted Share Units Activity	Share Units	Fair Value
Nonvested at January 1, 2020	890,049	$47.87
Granted	269,779	50.26
Vested	(222,273)	41.79
Forfeited	(137,434)	44.22
Cancelled	(29,628)	67.13
Nonvested at December 31, 2020	770,493	$50.37

The fair value of performance awards granted during 2020 was estimated using the closing price on the date of grant. The weighted average grant date fair values of performance awards granted in 2019 and 2018 were $52.84 per share and $49.72 per share, respectively. The fair value of the performance awards that vested during the years ended December 31, 2020 and 2019 was $17.5 million and $26.6 million, respectively. There were no performance awards that vested during the year ended December 31, 2018.

As of December 31, 2020, the total unrecognized compensation cost for outstanding performance awards was $13.7 million. As of December 31, 2020, the weighted-average period over which this unrecognized compensation cost will be recognized is 1.9 years. The unrecognized compensation cost is based on the achievement levels that are probable as of December 31, 2020.

The following table summarizes stock options activity for the year ended December 31, 2020:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
Stock Options Activity	Options	Price	(Years)	(in thousands)
Outstanding at January 1, 2020	983,082	$19.72
Granted	—	—
Exercised	(521,742)	17.26
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2020	461,340	$22.51	4.4	$32,069

Exercisable at December 31, 2020	461,340	$22.51	4.4	$32,069

The total intrinsic value of the stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $21.6 million, $2.7 million, and $13.5 million, respectively. We received no cash from the exercise of options for each of the years ended December 31, 2020, 2019, and 2018.

NOTE 11—EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

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

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2020, 2019, and 2018 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the years ended December 31,
EPS Calculations (in thousands, except per share amounts)	2020	2019	2018
Calculation of basic EPS
Walker & Dunlop net income	$246,177	$173,373	$161,439
Less: dividends and undistributed earnings allocated to participating securities	7,337	5,649	5,790
Net income applicable to common stockholders	$238,840	$167,724	$155,649
Weighted-average basic shares outstanding	30,444	29,913	30,202
Basic EPS	$7.85	$5.61	$5.15

Calculation of diluted EPS
Net income applicable to common stockholders	$238,840	$167,724	$155,649
Add: reallocation of dividends and undistributed earnings based on assumed conversion	120	126	170
Net income allocated to common stockholders	$238,960	$167,850	$155,819
Weighted-average basic shares outstanding	30,444	29,913	30,202
Add: weighted-average diluted non-participating securities	639	902	1,182
Weighted-average diluted shares outstanding	31,083	30,815	31,384
Diluted EPS	$7.69	$5.45	$4.96

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs associated with the awards. An immaterial number of average outstanding options to purchase common stock and average restricted shares were excluded from the computation of diluted earnings per share under the treasury method for the years ended December 31, 2020, 2019, and 2018 because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

Under the 2020 Equity Incentive Plan (and predecessor plans), subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2020, 2019, and 2018, the Company repurchased and retired 179 thousand, 200 thousand, and 200 thousand restricted shares at a weighted average market price of $66.38, $54.02, and $51.86, upon grantee vesting, respectively. For the years ended December 31, 2020 and 2019, the Company repurchased and retired 99 thousand and 200 thousand restricted share units at a weighted average market price of $78.79 and $54.49, respectively. The Company did not repurchase any restricted share units during the year ended December 31, 2018.

Stock Repurchase Programs

In February 2021, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 12, 2021.

In February 2020, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock over a 12-month period beginning on February 11, 2020. In 2020, the Company repurchased 459 thousand shares of its common stock under the share repurchase program at a weighted average price of $56.77 per share and immediately retired the shares, reducing stockholders’ equity by $26.1 million. The Company had $23.9 million of authorized share repurchase capacity remaining under the 2020 share repurchase program as of December 31, 2020.

In 2019, the Company repurchased 135 thousand shares of its common stock under a share repurchase program at a weighted average price of $48.52 per share and immediately retired the shares, reducing stockholders’ equity by $6.6 million.

In 2018, the Company repurchased 1.2 million shares of its common stock under a share repurchase program at a weighted average price of $45.64 per share and immediately retired the shares, reducing stockholders’ equity by $57.0 million.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Dividends

In February 2021, our Board of Directors declared a dividend of $0.50 per share for the first quarter of 2021. The dividend will be paid March 11, 2021 to all holders of record of our restricted and unrestricted common stock as of February 22, 2021.

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

Other Equity-Related Transactions

As disclosed in NOTE 7, the Company issued $5.0 million of Company stock in connection with acquisitions in 2020, a non-cash transaction.

In 2020, the Company purchased the noncontrolling interests held by the two member of WDIS for an aggregate consideration of $32.0 million, which consisted of $10.4 million in cash, a $5.7 million reduction in receivables (a non-cash transaction), $5.9 million in Company stock (a non-cash transaction), and $10.0 million of contingent consideration (a non-cash transaction). The $32.0 million aggregated purchase price resulted in reductions to APIC of $24.1 million for the excess of the purchase price over the noncontrolling interest balance.

As a result of the transactions, the Company recorded Net income (loss) from noncontrolling interests only for the first quarter of 2020 on the Consolidated Statements of Income.

During 2019, the Company made an advance to one of the noncontrolling interest holders in the amount of $1.7 million to allow the noncontrolling interest holder to make a required contribution to WDIS. As this was a non-cash transaction, the amounts are not presented in the Consolidated Statements of Cash Flows.

NOTE 12—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of income tax expense for the years ended December 31, 2020, 2019, and 2018:

	For the year ended December 31,
Components of Income Tax Expense (in thousands)	2020	2019	2018
Current
Federal	$26,854	$28,150	$26,850
State	10,294	6,959	7,575
Total current expense	$37,148	$35,109	$34,425

Deferred
Federal	$37,354	$17,484	$13,964
State	9,811	4,528	3,519
Total deferred expense	$47,165	$22,012	$17,483
Total income tax expense	$84,313	$57,121	$51,908

Excess tax benefits recognized for the years ended December 31, 2020, 2019, and 2018 reduced income tax expense by $7.3 million, $4.6 million, and $6.8 million, respectively. In the reconciliation of income tax expense presented below, the reduction of income tax expense from excess tax benefits recognized is included as a component of the “Other” line item.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In December 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. Tax Reform changed the rules related to the deductibility of executive compensation under the provisions of Section 162(m) of the Internal Revenue Code (“162(m)”). Tax Reform also contains provisions for determining whether compensation agreements executed prior to Tax Reform follow the 162(m) guidance prior or subsequent to Tax Reform. During 2018, the Treasury Department issued initial guidance for determining, among other things, whether a compensation agreement in place prior to Tax Reform follows the 162(m) guidance prior or subsequent to Tax Reform. Based on the information available as of December 31, 2020, 2019 and 2018, the Company believed that it may be more likely than not these compensation agreements will follow the guidance subsequent to Tax Reform, resulting in no tax deductibility for the book expense associated with these compensation agreements. Accordingly, as of December 31, 2018, the Company recorded a 100% valuation allowance on the associated deferred tax assets, resulting in a $2.8 million charge to deferred tax expense for the year ended December 31, 2018, which increased the effective tax rate by 1.3%. During the year ended December 31, 2020 and 2019, performance awards for executives for which the Company had previously recorded a valuation allowance vested, resulting in a decrease in deferred tax assets and the reversal of the corresponding valuation allowance of $1.0 and $1.8 million, respectively.

The following table presents a reconciliation of the statutory federal tax expense to the income tax expense in the accompanying Consolidated Statements of Income:

	For the year ended December 31,
(in thousands)	2020	2019	2018
Statutory federal expense	$69,356	$48,374	$44,699
Statutory state income tax expense, net of federal tax benefit	13,828	9,281	8,744
Other	1,129	(534)	(1,535)
Income tax expense	$84,313	$57,121	$51,908

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
Components of Deferred Tax Liabilities, Net (in thousands)	2020	2019
Deferred Tax Assets
Compensation related	$8,760	$8,227
Credit losses	20,163	3,133
Valuation allowance	—	(1,049)
Total deferred tax assets	$28,923	$10,311

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(22,367)	$(5,396)
Mortgage servicing rights related	(180,129)	(139,115)
Acquisition related (1)	(9,594)	(7,292)
Depreciation	(2,267)	(1,812)
Other	(224)	(3,507)
Total deferred tax liabilities	$(214,581)	$(157,122)
Deferred tax liabilities, net	$(185,658)	$(146,811)
(1)	Acquisition-related deferred tax liabilities consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets. During the year ended December 31, 2020, the Company recognized deferred tax assets of $9.0 million in conjunction with the adoption of CECL and the purchase of noncontrolling interests, which are not included as a component of deferred tax expense.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest and penalties, in the consolidated financial statements. As of December 31, 2020, based on all known facts and circumstances and current tax law, management believes that there are no material tax positions for which it is reasonably possible that the unrecognized tax benefits will materially increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

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

The Company evaluates the performance of its business and allocates resources based on a single-segment concept. As of December 31, 2020 and 2019, no one borrower/key principal accounted for more than 3% and 4%, respectively, of our total risk-sharing loan portfolio.

An analysis of the product concentrations and geographic dispersion that impact the Company’s servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by product, as of December 31, 2020, 2019, and 2018 follows:

	As of December 31,
Components of Loan Servicing Portfolio (in thousands)	2020	2019	2018
Fannie Mae	$48,818,185	$40,049,095	$35,983,178
Freddie Mac	37,072,587	32,583,842	30,350,724
Ginnie Mae-HUD	9,606,506	9,972,989	9,944,222
Life insurance companies and other	11,714,694	10,619,243	9,411,138
Total	$107,211,972	$93,225,169	$85,689,262

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2020, 2019, and 2018 by geographical area is shown in the following table. No other state accounted for more than 5% of the unpaid principal balance and related servicing revenues in any of the years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
Loan Servicing Portfolio Concentration by State	2020	2019	2018
California	16.2%	16.2%	16.3%
Florida	10.4	9.4	9.0
Texas	8.8	9.3	9.7
Georgia	5.9	5.8	6.1
All other states	58.7	59.3	58.9
Total	100.0%	100.0%	100.0%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 14—LEASES

Right-of-use (“ROU”) assets and lease liabilities associated with the Company’s operating leases are recorded as Other assets and Other liabilities, respectively, in the Consolidated Balance Sheet. As of December 31, 2020, our leases have terms varying in duration, with the longest term ending in 2027. The following table presents information about the Company’s lease arrangements:

	For year ended December 31,
Operating Lease Arrangements (dollars in thousands)	2020	2019
Operating Leases
Right-of-use assets	$17,405	$22,307
Lease Liabilities	22,579	28,156
Weighted-average remaining lease term	3.2 years	3.7 years
Weighted-average discount rate	4.6%	4.7%

Operating Lease Expenses
Single lease costs (1)	$8,856	$7,593
Cash paid for amounts included in the measurement of lease liabilities	8,833	8,218
Right-of-use assets obtained in exchange for new lease obligations	1,488	3,013
(1)	Rent expense was $8.1 million for the year ended December 31, 2018.

Maturities of lease liabilities as of December 31, 2020 are presented below (in thousands):

Year Ending December 31,
2021	$8,662
2022	7,975
2023	6,390
2024	606
Thereafter	279
Total lease payments	$23,912
Less imputed interest	(1,333)
Total	$22,579

NOTE 15—OTHER OPERATING EXPENSES

The following table is a summary of the major components of other operating expenses for the years ended December 31, 2020, 2019, and 2018.

	For the year ended December 31,
Components of Other Operating Expenses (in thousands)	2020	2019	2018
Professional fees	$18,345	$20,896	$16,365
Travel and entertainment	4,685	10,759	10,003
Rent (1)	10,486	9,136	8,107
Marketing and preferred broker	9,139	8,534	7,951
Office expenses	17,360	9,972	8,028
All other	9,567	7,299	11,567
Total	$69,582	$66,596	$62,021

(1)	2020 and 2019 includes single lease cost and other related expenses (common-area maintenance and other miscellaneous charges). 2018 includes rent expense and other related expenses (common-area maintenance and other miscellaneous charges).