Form 10-Q
period 2021-03-31
Walker & Dunlop, Inc.
filed 2021-05-06
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, there were 31,794,823 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$277,277	$321,097
Restricted cash	14,805	19,432
Pledged securities, at fair value	139,570	137,236
Loans held for sale, at fair value	1,048,385	2,449,198
Loans held for investment, net	281,788	360,402
Mortgage servicing rights	909,884	862,813
Goodwill and other intangible assets	262,906	250,838
Derivative assets	58,130	49,786
Receivables, net	59,526	65,735
Other assets	151,694	134,438
Total assets	$3,203,965	$4,650,975

Liabilities
Warehouse notes payable	$1,112,340	$2,517,156
Note payable	291,045	291,593
Allowance for risk-sharing obligations	64,580	75,313
Guaranty obligation, net	51,836	52,306
Derivative liabilities	9,250	5,066
Other liabilities	429,782	513,319
Total liabilities	$1,958,833	$3,454,753

Stockholders' Equity
Preferred stock (authorized 50,000; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 30,977 shares at March 31, 2021 and 30,678 shares at December 31, 2020)	310	307
Additional paid-in capital ("APIC")	248,069	241,004
Accumulated other comprehensive income ("AOCI")	1,810	1,968
Retained earnings	994,943	952,943
Total stockholders’ equity	$1,245,132	$1,196,222
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$3,203,965	$4,650,975

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2021	2020
Revenues
Loan origination and debt brokerage fees, net	$75,879	$76,373
Fair value of expected net cash flows from servicing, net	57,935	68,000
Servicing fees	65,978	55,434
Net warehouse interest income	4,555	5,495
Escrow earnings and other interest income	2,117	10,743
Property sales broker fees	9,042	9,612
Other revenues	8,782	8,500
Total revenues	$224,288	$234,157

Expenses
Personnel	$96,215	$89,525
Amortization and depreciation	46,871	39,762
Provision (benefit) for credit losses	(11,320)	23,643
Interest expense on corporate debt	1,765	2,860
Other operating expenses	17,587	18,090
Total expenses	$151,118	$173,880
Income from operations	$73,170	$60,277
Income tax expense	15,118	12,672
Net income before noncontrolling interests	$58,052	$47,605
Less: net loss from noncontrolling interests	—	(224)
Walker & Dunlop net income	$58,052	$47,829
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	(158)	(1,917)
Walker & Dunlop comprehensive income	$57,894	$45,912

Basic earnings per share (NOTE 10)	$1.82	$1.53
Diluted earnings per share (NOTE 10)	$1.79	$1.49

Basic weighted-average shares outstanding	30,823	30,226
Diluted weighted-average shares outstanding	31,276	31,160

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31, 2021
	Common Stock				Retained	Total Stockholders'
	Shares	Amount	APIC	AOCI	Earnings	Equity
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$1,196,222
Walker & Dunlop net income	—	—	—	—	58,052	58,052
Other comprehensive income (loss), net of tax	—	—	—	(158)	—	(158)
Stock-based compensation - equity classified	—	—	7,836	—	—	7,836
Issuance of common stock in connection with equity compensation plans	430	4	12,602	—	—	12,606
Repurchase and retirement of common stock	(131)	(1)	(13,373)	—	—	(13,374)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,052)	(16,052)
Balance at March 31, 2021	30,977	$310	$248,069	$1,810	$994,943	$1,245,132

	For the three months ended March 31, 2020
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2019	30,035	$300	$237,877	$737	$796,775	$6,596	$1,042,285
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(23,678)	—	(23,678)
Walker & Dunlop net income	—	—	—	—	47,829	—	47,829
Net income (loss) from noncontrolling interests	—	—	—	—	—	(224)	(224)
Contributions from noncontrolling interests						675	675
Other comprehensive income (loss), net of tax	—	—	—	(1,918)	—	—	(1,918)
Stock-based compensation - equity classified	—	—	5,061	—	—	—	5,061
Issuance of common stock in connection with equity compensation plans	675	7	11,362	—	—	—	11,369
Repurchase and retirement of common stock	(380)	(4)	(18,293)	—	(8,440)	—	(26,737)
Cash dividends paid ($0.36 per common share)	—	—	—	—	(11,347)	—	(11,347)
Balance at March 31, 2020	30,330	$303	$236,007	$(1,181)	$801,139	$7,047	$1,043,315

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income before noncontrolling interests	$58,052	$47,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(57,935)	(68,000)
Change in the fair value of premiums and origination fees	21,562	(22,414)
Amortization and depreciation	46,871	39,762
Provision (benefit) for credit losses	(11,320)	23,643
Originations of loans held for sale	(3,577,153)	(3,168,168)
Proceeds from transfers of loans held for sale	4,917,187	2,846,631
Other operating activities, net	(81,572)	8,315
Net cash provided by (used in) operating activities	$1,315,692	$(292,626)

Cash flows from investing activities
Capital expenditures	$(1,794)	$(778)
Purchases of equity-method investments	(1,124)	(563)
Purchases of pledged available-for-sale ("AFS") securities	(2,000)	(5,000)
Proceeds from prepayment and sale of pledged AFS securities	20,884	3,711
Distributions from (investments in) joint ventures, net	(7,026)	(6,455)
Acquisitions, net of cash received	(7,506)	(43,784)
Originations of loans held for investment	(33,750)	—
Principal collected on loans held for investment	113,495	88,779
Net cash provided by (used in) investing activities	$81,179	$35,910

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(1,400,704)	$419,763
Borrowings of interim warehouse notes payable	25,313	29,898
Repayments of interim warehouse notes payable	(29,534)	(49,850)
Repayments of note payable	(745)	(744)
Proceeds from issuance of common stock	12,606	6,369
Repurchase of common stock	(13,374)	(26,737)
Cash dividends paid	(16,052)	(11,347)
Payment of contingent consideration	—	(1,641)
Debt issuance costs	(769)	(964)
Net cash provided by (used in) financing activities	$(1,423,259)	$364,747

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(26,388)	$108,031
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	358,002	136,566
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$331,614	$244,597

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$9,621	$11,207
Cash paid for income taxes	—	121

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of commercial real estate debt and equity financing products, provides multifamily property sales brokerage and appraisal services, and engages in commercial real estate investment management activities. Through its mortgage bankers and property sales brokers, the Company offers its customers agency lending, debt brokerage, and principal lending and investing products and multifamily property sales services.

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

The Company also provides a variety of commercial real estate debt and equity solutions through its principal lending and investing products, including interim loans, and preferred equity on commercial real estate properties. Interim loans on multifamily properties are offered (i) through the Company and recorded on the Company’s balance sheet (the “Interim Loan Program”) and (ii) through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., in which the Company holds a 15% ownership interest (the “Interim Program JV”). Interim loans on all commercial real estate property types are also offered through separate accounts managed by the Company’s subsidiary, Walker & Dunlop Investment Partners (“WDIP”). Preferred equity on commercial real estate properties are offered through funds managed by WDIP.

The Company brokers the sale of multifamily properties through its wholly owned subsidiary, Walker & Dunlop Investment Sales (“WDIS”). In some cases, the Company also provides the debt financing for the property sale.

During the second quarter of 2019, the Company formed a joint venture, branded as “Apprise by Walker & Dunlop,” with an international technology services company to offer automated multifamily appraisal services (the “Appraisal JV”). The Appraisal JV leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily appraisals in the U.S. through the licensing of the partner’s technology and leveraging of the Company’s expertise in the commercial real estate industry. The Company owns a 50% interest in the Appraisal JV and accounts for the interest as an equity-method investment. The operations of the Appraisal JV for the three months ended March 31, 2021 and 2020 and our investment in the Appraisal JV as of March 31, 2021 and December 31, 2020 were immaterial.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or the voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity. If the Company does not have a majority voting interest but has significant influence, it uses the equity method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but owns a majority of the voting interests or has control over an entity, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests on the balance sheet and the portion of net income not attributable to Walker & Dunlop, Inc. as Net income (loss) from noncontrolling interests in the income statement.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2021. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2021. There have been no material subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including guaranty obligations, allowance for risk-sharing obligations, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Derivative Assets and Liabilities—Loan commitments that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets upon the executions of the commitments to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue on the Condensed Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on anticipated sale of the loan, net of co-broker fees (included in Derivative assets in the Condensed Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the stand ready guarantee obligation (included in Derivative assets in the Condensed Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. The co-broker fees for the three months ended March 31, 2021 and 2020 were $5.3 million and $8.3 million, respectively.

Loans Held for Investment, net—Loans held for investment are multifamily loans originated by the Company through the Interim Loan Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of up to three years and are all adjustable-rate, interest-only, multifamily loans with similar risk characteristics and no geographic concentration. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses.

As of March 31, 2021, Loans held for investment, net consisted of 14 loans with an aggregate $286.6 million of unpaid principal balance less $0.6 million of net unamortized deferred fees and costs and $4.2 million of allowance for loan losses. As of December 31, 2020, Loans held for investment, net consisted of 18 loans with an aggregate $366.3 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $4.8 million of allowance for loan losses.

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that is scheduled to mature in the third quarter of 2021. The Company accounted for the transfer as a secured borrowing. The aggregate unpaid principal balance of the loans of $81.5 million was presented as a component of Loans held for investment, net on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, and the secured borrowing of $73.3 million was included within Other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The Company does not have credit risk related to the $73.3 million of loans that were transferred.

The Company assesses the credit quality of loans held for investment in the same manner as it does for the loans in the Fannie Mae at-risk portfolio and records an allowance for these loans as necessary. The allowance for loan losses is estimated collectively for loans with similar characteristics. The collective allowance is based on the same methodology that the Company uses to estimate its Current Expected Credit Losses (“CECL”) reserves for at-risk Fannie Mae DUS loans (with the exception of a reversion period) because the nature of the underlying collateral is the same, and the loans have similar characteristics, except they are significantly shorter in maturity. The reasonable and supportable forecast period used for the CECL allowance for loans held for investment is one year.

The loss rate for the forecast period was 20 basis points and 36 basis points as of March 31, 2021 and December 31, 2020, respectively. The loss rate for the remaining period until maturity was nine basis points as of both March 31, 2021 and December 31, 2020.

One loan held for investment with an unpaid principal balance of $14.7 million that was originated in 2017 was delinquent and on non-accrual status as of March 31, 2021 and December 31, 2020. The Company had a $3.7 million reserve for this loan based on its collateral fair value as of March 31, 2021 and December 31, 2020 and has not recorded any interest related to this loan since it went on non-accrual status in 2019. All other loans were current as of March 31, 2021 and December 31, 2020. The amortized cost basis of loans that were current as of March 31, 2021 and December 31, 2020 was $271.3 million and $350.5 million, respectively. As of March 31, 2021, $46.1 million, $144.3 million, and $81.5 million of the loans that were current were originated in 2020, 2019, and 2018, respectively. Prior to 2019, the Company had not experienced any delinquencies related to loans held for investment.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31,
Components of Provision (Benefit) for Credit Losses (in thousands)	2021	2020
Provision (benefit) for loan losses	$(587)	$1,106
Provision (benefit) for risk-sharing obligations	(10,733)	22,537
Provision (benefit) for credit losses	$(11,320)	$23,643

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three months ended March 31, 2021 and 2020 are the following components:

	For the three months ended
	March 31,
Components of Net Warehouse Interest Income (in thousands)	2021	2020
Warehouse interest income - loans held for sale	$9,118	$7,402
Warehouse interest expense - loans held for sale	(6,659)	(5,910)
Net warehouse interest income - loans held for sale	$2,459	$1,492

Warehouse interest income - loans held for investment	$3,228	$6,306
Warehouse interest expense - loans held for investment	(1,132)	(2,303)
Warehouse interest income - secured borrowings	865	846
Warehouse interest expense - secured borrowings	(865)	(846)
Net warehouse interest income - loans held for investment	$2,096	$4,003

Total net warehouse interest income	$4,555	$5,495

        Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the of total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of March 31, 2021 and 2020 and December 31, 2020 and 2019.

	March 31,		December 31,
(in thousands)	2021	2020	2020	2019
Cash and cash equivalents	$277,277	$205,309	$321,097	$120,685
Restricted cash	14,805	30,745	19,432	8,677
Pledged cash and cash equivalents (NOTE 9)	39,532	8,543	17,473	7,204
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$331,614	$244,597	$358,002	$136,566

Income Taxes—The Company records the realizable excess tax benefits from stock compensation as a reduction to income tax expense. The realizable excess tax benefits were $4.1 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.

Contracts with Customers—A majority all of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31,
Description (in thousands)	2021	2020	Statement of income line item
Certain loan origination fees	$23,901	$21,348	Loan origination and debt brokerage fees, net
Property sales broker fees, investment management fees, application fees, and other	15,292	15,064	Other revenues
Total revenues derived from contracts with customers	$39,193	$36,412

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2020 Form 10-K. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of March 31, 2021.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year presentations.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) as of March 31, 2021 and December 31, 2020 was $1.2 billion and $1.1 billion, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at March 31, 2021 would be a decrease in the fair value of $36.0 million to the MSRs outstanding as of March 31, 2021.

The impact of a 200-basis point increase in the discount rate at March 31, 2021 would be a decrease in the fair value of $69.8 million to the MSRs outstanding as March 31, 2021.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the three months ended March 31, 2021 and 2020 follows:

	For the three months ended
	March 31,
Roll Forward of MSRs (in thousands)	2021	2020
Beginning balance	$862,813	$718,799
Additions, following the sale of loan	96,640	44,214
Amortization	(42,552)	(35,218)
Pre-payments and write-offs	(7,017)	(5,309)
Ending balance	$909,884	$722,486

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of March 31, 2021 and December 31, 2020:

Components of MSRs (in thousands)	March 31, 2021	December 31, 2020
Gross Value	$1,469,405	$1,394,901
Accumulated amortization	(559,521)	(532,088)
Net carrying value	$909,884	$862,813

The expected amortization of MSRs held in the Condensed Consolidated Balance Sheet as of March 31, 2021 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Nine Months Ending December 31,
2021	$125,189
Year Ending December 31,
2022	$155,380
2023	141,056
2024	120,153
2025	100,742
2026	81,909
Thereafter	185,455
Total	$909,884

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the three months ended March 31, 2021 and 2020 is presented in the following table:

	For the three months ended
	March 31,
Roll Forward of Guaranty Obligation (in thousands)	2021	2020
Beginning balance	$52,306	$54,695
Additions, following the sale of loan	1,721	1,862
Amortization	(2,191)	(2,267)
Other	—	1,468
Ending balance	$51,836	$55,758

Substantially all loans sold under the Fannie Mae DUS program contain partial or full risk-sharing guaranties that are based on the performance of the loan serviced in the at-risk servicing portfolio. The Company records an estimate of the loss reserve for CECL for all loans in our Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets. The Company utilizes the weighted-average remaining maturity (“WARM”) method to calculate the CECL reserve and one year for the reasonable and supportable forecast period (the “forecast period”) as the Company believes forecasts beyond one year are inherently less reliable. WARM uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual charge-off rate is applied to the unpaid principal balance over the contractual term, further adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio. Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2021 and 2020 follows:

	For the three months ended
	March 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2021	2020
Beginning balance	$75,313	$11,471
Adjustment related to adoption of CECL	—	31,570
Provision (benefit) for risk-sharing obligations	(10,733)	22,537
Write-offs	—	—
Other	—	(1,468)
Ending balance	$64,580	$64,110

As a result of the onset of the COVID-19 pandemic and the resulting forecasts for significant unemployment rates for the remainder of 2020, the Company’s loss rate for the forecast period was seven basis points as of March 31, 2020, resulting in the substantial provision for risk-sharing obligations for the three months ended March 31, 2020 and an increase in the allowance for risk-sharing obligations as of March 31, 2020 as seen above. During the first quarter of 2021, economic conditions began to improve significantly, with reported and forecast unemployment rates significantly improved compared to both December 31, 2020 and March 31, 2020. In response to improving unemployment statistics and the expected continued overall health of the multifamily market, the Company adjusted the loss rate for the forecast period downwards to four basis points as of March 31, 2021 from six basis points as of December 31, 2020, resulting in the benefit for risk-sharing obligations for the three months ended March 31, 2021 as seen above. For the remaining expected life of the portfolio, the Company reverted over a one-year period to a historical loss rate of two basis points for all periods shown in the roll forward above.

The calculated CECL reserve for the Company’s $45.4 billion at-risk Fannie Mae servicing portfolio as of March 31, 2021 was $57.0 million compared to $67.0 million as of December 31, 2020. The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of March 31, 2021 was 7.6 years.

Two loans that defaulted in 2019 had aggregate collateral-based reserves of $7.6 million and $8.3 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the maximum quantifiable contingent liability associated with the Company’s guarantees for the at-risk loans serviced under the Fannie Mae DUS agreement was $9.3 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $109.9 billion as of March 31, 2021 compared to $107.2 billion as of December 31, 2020.

As of March 31, 2021 and December 31, 2020 custodial escrow accounts relating to loans serviced by the Company totaled $2.5 billion and $3.1 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to earn interest income on these escrow balances, presented as Escrow earnings and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 6—WAREHOUSE NOTES PAYABLE

As of March 31, 2021, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, as of March 31, 2021, the Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The maximum amount and outstanding borrowings under Warehouse notes payable at March 31, 2021 are as follows:

	March 31, 2021
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$132,460	30-day LIBOR plus 1.40%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	76,391	30-day LIBOR plus 1.40%
Agency Warehouse Facility #3	600,000	265,000	865,000	88,618	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	147,055	30-day LIBOR plus 1.40%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	276,915	30-day LIBOR plus 1.45%
Agency Warehouse Facility #6	150,000	100,000	250,000	88,500	30-day LIBOR plus 1.40%
Total National Bank Agency Warehouse Facilities	$2,225,000	$1,665,000	$3,890,000	$809,939
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	173,215
Total Agency Warehouse Facilities	$2,225,000	$3,165,000	$5,390,000	$983,154

Interim Warehouse Facility #1	$135,000	$—	$135,000	$71,572	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65% to 2.00%
Interim Warehouse Facility #3	75,000	75,000	150,000	4,640	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$329,810	$75,000	$404,810	$130,022
Debt issuance costs	—	—	—	(836)
Total warehouse facilities	$2,554,810	$3,240,000	$5,794,810	$1,112,340
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

The following amendments to the Agency Warehouse Facilities were executed in the normal course of business to support the growth of the Company’s Agency business.

During May 2021, the Company executed an amendment to the agreement related to Agency Warehouse Facility #1 that decreased the borrowing rate to 30-day London Interbank Offered Rate (“LIBOR”) plus 130 basis points from 30-day LIBOR plus 140 basis points and decreased the 30-day LIBOR floor to zero from 25 basis points.

During April 2021, the Company executed an amendment to the agreement related to Agency Warehouse Facility #2 that extended the maturity date to April 14, 2022. No other material modifications have been made to the agreement during 2021.

During April 2021, the Company executed an amendment to the agreement related to Agency Warehouse Facility #3 that extended the maturity date to May 14, 2022. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day

LIBOR plus 115 basis points and decreased the 30-day LIBOR floor to 15 basis points from 50 basis points. No other material modifications have been made to the agreement during 2021.

During the first quarter of 2021, the Company executed an agreement to establish Agency Warehouse Facility #6. The warehouse facility has a $150.0 million maximum committed borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures March 5, 2022. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points with a 30-day LIBOR floor of 25 basis points. In addition to the committed borrowing capacity, the agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. The facility agreement requires the Company’s compliance with the same financial covenants as provided in the facility agreement for Agency Warehouse Facility #1, as described in the Company’s 2020 Form 10-K. No material modifications have been made to the agreement during 2021.

During April 2021, the Company executed an amendment to the agreement related to Interim Warehouse Facility #1 that extended the maturity date to May 14, 2022 and decreased the 30-day LIBOR floor to 15 basis points from 50 basis points. No other material modifications have been made to the agreement during 2021.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of March 31, 2021.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill for the three months ended March 31, 2021 and 2020 is as follows:

	For the three months ended
	March 31,
Roll Forward of Goodwill (in thousands)	2021	2020
Beginning balance	$248,958	$180,424
Additions from acquisitions	12,231	64,462
Impairment	—	—
Ending balance	$261,189	$244,886

The immaterial additions from acquisitions during 2021 shown in the table above during the three months ended March 31, 2021 relates to the purchase of certain assets and the assumption of certain liabilities from an investment sale brokerage company acquired in the first quarter of 2021, for an aggregate consideration of $12.7 million, which consisted of $7.5 million of cash and $5.2 million of contingent consideration.

As of March 31, 2021 and December 31, 2020, the balance of intangible assets acquired from acquisitions totaled $1.7 million and $1.9 million, respectively. As of March 31, 2021, the weighted-average period over which the Company expects these intangible assets to be amortized is 3.9 years.

A summary of the Company’s contingent consideration liabilities, which is included in Other liabilities, as of and for the three months ended March 31, 2021 and 2020 is as follows:

A summary of the Company’s contingent consideration liabilities, which is included in Other liabilities, as of and for the three months ended March 31, 2021 and 2020 is as follows:
	For the three months ended
	March 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2021	2020
Beginning balance	$28,829	$5,752
Additions	5,229	16,073
Accretion	430	227
Payments	—	(5,800)
Ending balance	$34,488	$16,252

The contingent consideration liabilities above relate to (i) acquisitions of debt brokerage companies and an investment sale brokerage company completed in 2017, 2020, and 2021 and (ii) the purchase of noncontrolling interests in 2020. The contingent consideration may be earned over a five-year period after the closing of the acquisition, provided certain revenue targets have been met. The last of the five earn-out periods related to the contingent consideration ends in the first quarter of 2026. The Company estimated the fair value of the contingent consideration using a probability-based, discounted cash flow model.

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

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is evidence of impairment and for disclosure purposes (NOTE 3). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated revenue from escrow accounts, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. During the first quarter of 2021, the Company reduced the discount rate and escrow earnings rate assumptions for its capitalized MSRs. MSRs are carried at the lower of amortized cost or fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments with borrowers and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the applicable U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Period End
March 31, 2021
Assets
Loans held for sale	$—	$1,048,385	$—	$1,048,385
Pledged securities	39,532	100,038	—	139,570
Derivative assets	—	—	58,130	58,130
Total	$39,532	$1,148,423	$58,130	$1,246,085

Liabilities
Derivative liabilities	$—	$—	$9,250	$9,250
Total	$—	$—	$9,250	$9,250

December 31, 2020
Assets
Loans held for sale	$—	$2,449,198	$—	$2,449,198
Pledged securities	17,473	119,763	—	137,236
Derivative assets	—	—	49,786	49,786
Total	$17,473	$2,568,961	$49,786	$2,636,220

Liabilities
Derivative liabilities	$—	$—	$5,066	$5,066
Total	$—	$—	$5,066	$5,066

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2021.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three months ended March 31, 2021 and 2020:

	Fair Value Measurements
	Using Significant Unobservable Inputs:
	Derivative Instruments
	For the three months ended
	March 31,
Derivative Assets and Liabilities, net (in thousands)	2021	2020
Beginning balance	$44,720	$15,532
Settlements	(129,655)	(174,295)
Realized gains recorded in earnings(1)	84,935	158,763
Unrealized gains (losses) recorded in earnings(1)	48,880	(14,390)
Ending balance	$48,880	$(14,390)
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2021:

	Quantitative Information about Level 3 Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$58,130	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$9,250	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2021 and December 31, 2020 are presented below:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$277,277	$277,277	$321,097	$321,097
Restricted cash	14,805	14,805	19,432	19,432
Pledged securities	139,570	139,570	137,236	137,236
Loans held for sale	1,048,385	1,048,385	2,449,198	2,449,198
Loans held for investment, net	281,788	282,842	360,402	362,586
Derivative assets	58,130	58,130	49,786	49,786
Total financial assets	$1,819,955	$1,821,009	$3,337,151	$3,339,335

Financial Liabilities:
Derivative liabilities	$9,250	$9,250	$5,066	$5,066
Secured borrowings	73,312	73,312	73,314	73,314
Warehouse notes payable	1,112,340	1,113,176	2,517,156	2,518,101
Note payable	291,045	294,028	291,593	294,773
Total financial liabilities	$1,485,947	$1,489,766	$2,887,129	$2,891,254

The following methods and assumptions were used for recurring fair value measurements as of March 31, 2021 and December 31, 2020.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with the investor simultaneously with the rate lock commitment with the borrower. The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2021 and December 31, 2020.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2021
Rate lock commitments	$828,045	$25,150	$(16,350)	$8,800	$14,157	$(5,357)	$—
Forward sale contracts	1,845,330	—	40,080	40,080	43,973	(3,893)	—
Loans held for sale	1,046,135	25,980	(23,730)	2,250	—	—	2,250
Total		$51,130	$—	$51,130	$58,130	$(9,250)	$2,250

December 31, 2020
Rate lock commitments	$1,374,784	$45,581	$(1,697)	$43,884	$43,895	$(11)	$—
Forward sale contracts	3,760,953	—	836	836	5,891	(5,055)	—
Loans held for sale	2,386,169	62,167	861	63,028	—	—	63,028
Total		$107,748	$—	$107,748	$49,786	$(5,066)	$63,028

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of March 31, 2021. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2021 collateral requirements as outlined above. As of March 31, 2021, reserve requirements for the DUS loan portfolio will require the Company to fund $69.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2021. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. At March 31, 2021, the net worth requirement was $240.5 million, and the Company's net worth, as defined in the requirements, was $1.1 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2021, the Company was required to maintain at least $47.7 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $301.0 million as of March 31, 2021, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of March 31, 2021 and 2020 and December 31, 2020 and 2019:

	March 31,		December 31,
Pledged Securities (in thousands)	2021	2020	2020	2019
Restricted cash	$24,578	$2,989	$4,954	$2,150
Money market funds	14,954	5,554	12,519	5,054
Total pledged cash and cash equivalents	$39,532	$8,543	$17,473	$7,204
Agency MBS	100,038	112,952	119,763	114,563
Total pledged securities, at fair value	$139,570	$121,495	$137,236	$121,767

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all accounted for as AFS securities. When the fair value of Agency MBS is lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table provides additional information related to the Agency MBS as of March 31, 2021 and December 31, 2020:

Fair Value and Amortized Cost of Agency MBS (in thousands)	March 31, 2021	December 31, 2020
Fair value	$100,038	$119,763
Amortized cost	97,621	117,136
Total gains for securities with net gains in AOCI	2,520	2,669
Total losses for securities with net losses in AOCI	(103)	(42)
Fair value of securities with unrealized losses	2,286	12,267

None of the pledged securities has been in a continuous unrealized loss position for more than 12 months.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	March 31, 2021
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	7,187	7,157
After five years through ten years	65,168	64,399
After ten years	27,683	26,065
Total	$100,038	$97,621

NOTE 10—EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2021 and 2020 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended March 31,
EPS Calculations (in thousands, except per share amounts)	2021	2020
Calculation of basic EPS
Walker & Dunlop net income	$58,052	$47,829
Less: dividends and undistributed earnings allocated to participating securities	1,967	1,510
Net income applicable to common stockholders	$56,085	$46,319
Weighted-average basic shares outstanding	30,823	30,226
Basic EPS	$1.82	$1.53

Calculation of diluted EPS
Net income applicable to common stockholders	$56,085	$46,319
Add: reallocation of dividends and undistributed earnings based on assumed conversion	20	34
Net income allocated to common stockholders	$56,105	$46,353
Weighted-average basic shares outstanding	30,823	30,226
Add: weighted-average diluted non-participating securities	453	934
Weighted-average diluted shares outstanding	31,276	31,160
Diluted EPS	$1.79	$1.49

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. An immaterial number of average outstanding options to purchase common stock and average restricted shares were excluded from the computation of diluted earnings per share under the treasury method for the three months ended March 31, 2021 and 2020, because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

During the first quarter of 2021, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 12, 2021. During the first quarter of 2021, the Company did not repurchase any shares of its common stock under the share repurchase program. As of March 31, 2021, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2021 share repurchase program.

In February 2021, our Board of Directors declared a dividend of $0.50 per share for the first quarter of 2021, which the Company paid during the first quarter of 2021. Based upon the Company’s financial performance for the three months ended March 31, 2021, strong cash position, and projected future liquidity needs, on May 5, 2021, the Company’s Board of Directors declared a dividend of $0.50 per share for the second quarter of 2021. The dividend will be paid on June 4, 2021 to all holders of record of the Company’s restricted and unrestricted common stock as of May 20, 2021.

The Company’s Note payable (“Term Loan”) contains direct restrictions to the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company can pay for the foreseeable future.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the general volatility and global economic disruption caused by the spread of the COVID-19 pandemic (“COVID-19 Crisis” or “Crisis”) and its expected impact on our business operations, financial results and cash flows and liquidity, including due to our principal and interest advance obligations on the Fannie Mae and Government National Mortgage Association (“Ginnie Mae”) loans we service;

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;

●	changes to and trends in the interest rate environment and its impact on our business;

●	our growth strategy;

●	our projected financial condition, liquidity, and results of operations;

●	our ability to obtain and maintain warehouse and other loan funding arrangements;

●	our ability to make future dividend payments or repurchase shares of our common stock;

●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;

●	degree and nature of our competition;

●	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;

●	our ability to comply with the laws, rules, and regulations applicable to us;

●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;

●	general volatility of the capital markets and the market price of our common stock; and

●	other risks and uncertainties associated with our business described in our 2020 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending, debt brokerage, and property sales. We were the largest lender to multifamily properties and the fourth largest overall commercial real estate lender in the country in 2020. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial opportunities for our existing customers, and (iii) identify potential new customers. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by the fact that 79% of refinancing volumes in the quarter were new loans to us and 27% of total transaction volumes were from new customers.

We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender since 1988, when the DUS program began; a lender with the Ginnie Mae and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily approved seller/servicer for Conventional Loans. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily property sales brokerage and appraisal services, and engage in commercial real estate investment management activities. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country, some of whom are the largest owners and developers in the industry. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, an approved Freddie Mac Multifamily Optigo® Seller/Servicer (“Freddie Mac lender”) nationally for Conventional, Seniors Housing, Targeted Affordable Housing, and small balance loans, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN (“LEAN”) lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for several life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture. Those interim loans not closed by the joint venture are originated by us and held on our balance sheet as loans held for investment.

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

We retain servicing rights and asset management responsibilities on substantially all of our Agency loan products that we originate and sell and generate cash revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment protection to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not have similar prepayment protections. For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and guarantee fees for four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we may request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us for these advances within 60 days of the request. Under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD or work out a payment modification for the borrower. For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease and we may then modify and resell the loan or assign the loan back to HUD, at which time we will be reimbursed for our advances. Under the Freddie Mac Optigo® program, and our bank and life insurance company servicing agreements, we are not obligated to make advances on the loans we service.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $250 million, which equates to a maximum loss per loan of $50 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $250 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $250 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $250 million. Accordingly, loans originated in prior years may be subject to modified risk-sharing at much lower levels.

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

Principal Lending and Investing

Our “Interim Program” is composed of the loans held by the Interim Program JV and the Interim Loan Program as described below. Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., we offer short-term senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

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

During the second quarter of 2018, the Company acquired Walker & Dunlop Investment Partners, Inc. (“WDIP”) and subsidiaries, the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The acquisition of WDIP, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify our operations by growing our investment management platform. WDIP’s current assets under management (“AUM”) of $1.2 billion primarily consist of five sources: Fund III, Fund IV, Fund V, and Fund VI (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds consists of both unfunded commitments and funded investments and AUM for the separate accounts consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

Property Sales

We offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties through our subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”). Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients and we often times are able to provide financing to the purchaser of the properties through our Agency or debt brokerage teams. Our property sales services are offered in various regions throughout the United States.

Appraisal Services

During the second quarter of 2019, we formed a joint venture branded Apprise by Walker & Dunlop with an international technology services company to offer automated multifamily appraisal services (“Appraisal JV”). The Appraisal JV leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through the licensing of our partner’s technology and leveraging of our expertise in the commercial real estate industry. We own a 50% interest in the Appraisal JV and account for the interest as an equity-method investment. While the operations of the Appraisal JV for the quarter ended March 31, 2021 and our investment in the Appraisal JV as of March 31, 2021 were immaterial, the Appraisal JV’s operations continue to rapidly grow with significant increases in the volume of appraisal reports generated and a client list that consists of several national commercial real estate lenders.

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions and the use of different judgments and assumptions may have a material impact on our results. We believe the following critical accounting estimates represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. Additional information about our critical accounting estimates and other significant accounting policies are discussed in NOTE 2 of the consolidated financial statements in our 2020 Form 10-K.

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value at loan sale (“OMSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for escrow earnings, prepayment speed, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the OMSR over the estimated life of the underlying loan. The discount rates used for all OMSRs were between 8-14% and 10-15% for the three months ended March 31, 2021 and 2020, respectively, and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for OMSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. We record an individual OMSR asset (or liability) for each loan at loan sale. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase (“PMSR”) is equal to the purchase price paid. For PMSRs, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio.

The assumptions used to estimate the fair value of capitalized OMSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market, we have experienced limited volatility in the assumptions historically, including the most-significant assumption – the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. During the first quarter of 2021, we reduced the discount rate and escrow earnings rate assumptions for our OMSRs. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the condensed consolidated financial statements details the portfolio-level impact of a change in the discount rate).

For PMSRs, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual loans do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We have made adjustments to the estimated life of our PMSRs in the past as the actual experience of prepayments differed materially from the estimated prepayments.

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below. We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period, we apply an adjusted loss factor associated with a similar historical period. We revert to the historical loss rate over a one-year period on a straight-line basis.

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

We evaluate our risk-sharing loans on a quarterly basis to determine whether there are loans that are probable of default. Specifically, we assess a loan’s qualitative and quantitative risk factors, such as payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When a loan is determined to be probable of default based on these factors, we remove the loan from the WARM calculation and individually assess the loan for potential credit loss. This assessment requires certain judgments and assumptions to be made regarding the property values and other factors, that may differ significantly from actual results. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial collateral-based reserves have not varied significantly from the final settlement.

We actively monitor the judgments and assumptions used in our Allowance for Risk-Sharing Obligation estimate and make adjustments to those assumptions when market conditions change, or when other factors indicate such adjustments are warranted. We believe the level of Allowance for Risk-Sharing Obligation is appropriate based on our expectations of future market conditions; however, changes in one or more of the judgments or assumptions used above could have a significant impact on the estimate.

Overview of Current Business Environment

In the first quarter of 2021, the COVID-19 pandemic continued to impact macroeconomic conditions with unemployment rates at elevated levels but significantly improved from the middle of 2020. On March 11, 2021, Congress passed a third COVID-19 stimulus package, the American Rescue Plan Act (the “ARP”), which builds on and extends many of the economic aid measures enacted in 2020. The ARP provided significant funding for government programs meant to directly support households and businesses, as well as funding for measures to address the spread of COVID-19 and for programs aimed at vaccinating all residents of the U.S.

Specifically, as it relates to our business, the ARP provided funds necessary to enable many renters to continue meeting monthly obligations, such as an extension of enhanced unemployment benefits and an additional $21.6 billion for emergency renter assistance programs. In April 2021, vaccination programs across the U.S. have begun to accelerate, prompting additional states to reduce or eliminate economic restrictions, resulting in improvements in the unemployment rate in 2021.

In March 2020 the Federal Reserve set the Federal Funds Rate at a target of 0% to 0.25% in response to the COVID-19 pandemic and has maintained that rate throughout 2020 and the first four months of 2021. The Federal Reserve also indicated in its March 2021 meeting that it intends to keep rates at these low levels until the economy reaches what it believes is full employment. This action by the Federal Reserve, along with the Federal Reserve’s commitment to continue buying Treasury securities and Agency mortgage-backed securities (“Agency MBS”) in amounts necessary to support the smooth functioning of capital markets, has enabled Agency securities to continue trading uninterrupted with little to no change in the credit spreads that drive pricing of Agency MBS and has contributed to very low long-term mortgage interest rates, which form the basis for most of our lending.

The Agencies responded to the COVID-19 pandemic by offering loan forbearance to borrowers for up to 180 days, provided a borrower is able to show a property is experiencing a financial hardship as a direct result of the COVID-19 pandemic. Under the loan forbearance plan, borrowers will repay the forborne payments over a 12- to 24-month period without penalties. For borrowers under the loan forbearance plan, the Agencies also require the borrowers to halt eviction of tenants living in the financed assets. In the first quarter of 2021, the Agencies extended this program through June 2021. The creation of the loan forbearance program may have a direct impact on some borrowers’ ability to make monthly debt service payments, and in turn, may impact the Company’s obligation to advance funds to bondholders under our servicing agreements with Fannie Mae and HUD. We do not have advance obligations with respect to our Freddie Mac or life insurance servicing agreements. To date, very few of our multifamily borrowers have requested loan forbearance, requiring low levels of advances. Our outstanding advances were immaterial under our Fannie Mae and HUD servicing agreements at March 31, 2021. Declining rent collections and a borrower’s inability to make all required payments once the forbearance period is over could lead to an increase in delinquencies and losses beyond what we have experienced since the great financial crisis of 2007-2010, although we have not experienced this to date and our current expectation is for credit conditions to improve over time as broad-based economic growth accelerates in a post-pandemic environment.

Multifamily property fundamentals prior to entering the COVID-19 pandemic were strong and remained relatively stable despite the impacts of the pandemic. According to RealPage, a provider of commercial real estate data and analytics, occupancy rates held relatively steady at 95.5% as of March 2021, compared to 95.8% as of December 2019, prior to the start of the pandemic. Rent growth across the broader U.S. market remains relatively flat throughout the first quarter of 2021.

Multifamily property sales volumes continue to steadily recover, as capital continues to return to the market. Long-term, we believe the market fundamentals remain positive for multifamily property sales. Over the last several years, and in the months leading up to the pandemic, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily property sales market were strong prior to the pandemic, and when coupled with the financial protections put in place by Congress and the Agencies, it is our expectation that market demand for multifamily property sales will continue to recover as multifamily properties will remain an attractive investment option.

Our debt brokerage platform continued its strong rebound into the first quarter of 2021, with brokered volumes returning to pre-pandemic levels. The increase in volumes reflects the recovery in demand from private capital providers, with activity focused primarily on multifamily assets. We expect non-multifamily debt financing volumes to continue to recover over time as other commercial real estate asset classes stabilize post-pandemic.

Our Agency multifamily debt financing operations have remained very active over the past year. The Agencies are countercyclical sources of capital to the multifamily industry and have continued to lend during the pandemic, just as they did during the great financial crisis of 2007-2010. We are a market-leading originator with the Agencies, and the Agencies remain the most significant providers of capital to the multifamily market. Consequently, we have seen significant activity in our multifamily lending operations over the past year. We believe our market leadership positions us to be a significant lender with the Agencies for the foreseeable future.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2020, FHFA established Fannie Mae’s and Freddie Mac’s 2021 loan origination caps at $70 billion each for all multifamily business. The new caps apply to all multifamily business with no exclusions. In the first quarter of 2021, Fannie Mae and Freddie Mac had multifamily origination volumes of $21.5 billion and $14.0 billion, respectively, up 51.4% and 40.0% from the first quarter of 2020, respectively, leaving a combined $104.5 billion of available lending capacity for the remainder of the year.

Our debt financing operations with HUD grew during the first quarter of 2021, with HUD loans accounting for 8% and 4% of our debt financing volumes the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in HUD debt financing volumes was driven by continued strong demand for HUD’s multifamily lending product, which provides borrowers with favorable economics on long-term, fully amortizing debt.

We expect strength in our Agency operations to continue despite the return of other capital sources. An additional positive factor influencing multifamily financing volumes is the historically low interest rate environment, which is incentivizing borrowers to refinance their properties in spite of the prepayment penalty fees they may incur. We continue to seek to add resources and scale to our Agency lending platform.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams from future servicing fees, as we are seeing this year as first quarter servicing fees are up 19% over the same period last year due to the record amount of MSRs we generated in 2020. A decline in our Agency originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with debt financing volume and future servicing fee revenue would be constrained or decline.

We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and to dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. For the first quarter of 2021, we originated $144.5 million of interim loans, compared to $86.2 million in the first quarter of 2020, as capital sources continue to return to the market. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2021 and 2020. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended
	March 31,
(dollars in thousands)	2021	2020
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$1,533,024	$4,171,491
Freddie Mac	1,012,720	997,796
Ginnie Mae ̶ HUD	622,133	354,687
Brokered(1)	4,302,492	3,993,885
Principal Lending and Investing(2)	178,250	107,950
Total Debt Financing Volume	$7,648,619	$9,625,809
Property Sales Volume	1,395,760	1,730,617
Total Transaction Volume	$9,044,379	$11,356,426

Key Performance Metrics:
Operating margin	33%	26%
Return on equity	19	19
Walker & Dunlop net income	$58,052	$47,829
Adjusted EBITDA(3)	60,667	64,129
Diluted EPS	1.79	1.49

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	43%	38%
Other operating expenses	8	8

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees(4)	1.02%	0.79%
MSR income(5)	0.78	0.71
MSR income, as a percentage of Agency debt financing volume(6)	1.83	1.23

(dollars in thousands)	As of March 31,
Managed Portfolio:	2021	2020
Components of Servicing Portfolio
Fannie Mae	$50,113,076	$41,166,040
Freddie Mac	37,695,462	32,191,699
Ginnie Mae - HUD	9,754,667	9,750,696
Brokered (7)	12,090,825	11,326,492
Principal Lending and Investing (8)	213,240	387,314
Total Servicing Portfolio	$109,867,270	$94,822,241
Assets under management (9)	1,836,086	2,001,984
Total Managed Portfolio	$111,703,356	$96,824,225

SUPPLEMENTAL OPERATING DATA -continued

	As of March 31,
Key Servicing Portfolio Metrics (end of period):	2021	2020
Custodial escrow account balance (in billions)	$2.5	$2.1
Weighted-average servicing fee rate (basis points)	24.3	23.3
Weighted-average remaining servicing portfolio term (years)	9.2	9.5

The following tables present WDIP’s AUM as of March 31, 2021 and 2020:

	As of March 31, 2021
	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$37,781	$120,254	$158,035
Fund IV	88,827	145,495	234,322
Fund V	232,527	18,333	250,860
Fund VI	27,655	—	27,655
Separate accounts	—	504,215	504,215
Total assets under management	$386,790	$788,297	$1,175,087

	As of March 31, 2020
	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$89,870	$89,692	$179,562
Fund IV	174,483	126,814	301,297
Fund V	189,704	3,593	193,297
Separate accounts	—	525,269	525,269
Total assets under management	$454,057	$745,368	$1,199,425

(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	For the three months ended March 31, 2021, includes $144.5 million from the Interim Program JV and $33.8 million from the Interim Loan Program. For the three months ended March 31, 2020, includes $86.2 million from the Interim Program JV and $21.8 million from WDIP separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	Excludes the income and debt financing volume from Principal Lending and Investing.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and debt financing volume from Principal Lending and Investing.
(6)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(7)	Brokered loans serviced primarily for life insurance companies.
(8)	Consists of interim loans not managed for the Interim Program JV.
(9)	As of March 31, 2021, includes $587.7 million of Interim Program JV managed loans, $73.3 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.2 billion. As of March 31, 2020, includes $731.4 million of Interim Program JV managed loans, $71.1 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.2 billion.

The following tables present a period-to-period comparison of our financial results for the three months ended March 31, 2021 and 2020.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$75,879	$76,373	$(494)	(1)%
Fair value of expected net cash flows from servicing, net	57,935	68,000	(10,065)	(15)
Servicing fees	65,978	55,434	10,544	19
Net warehouse interest income	4,555	5,495	(940)	(17)
Escrow earnings and other interest income	2,117	10,743	(8,626)	(80)
Property sales broker fees	9,042	9,612	(570)	(6)
Other revenues	8,782	8,500	282	3
Total revenues	$224,288	$234,157	$(9,869)	(4)

Expenses
Personnel	$96,215	$89,525	$6,690	7%
Amortization and depreciation	46,871	39,762	7,109	18
Provision (benefit) for credit losses	(11,320)	23,643	(34,963)	(148)
Interest expense on corporate debt	1,765	2,860	(1,095)	(38)
Other operating expenses	17,587	18,090	(503)	(3)
Total expenses	$151,118	$173,880	$(22,762)	(13)
Income from operations	$73,170	$60,277	$12,893	21
Income tax expense	15,118	12,672	2,446	19
Net income before noncontrolling interests	$58,052	$47,605	$10,447	22
Less: net loss from noncontrolling interests	—	(224)	224	(100)
Walker & Dunlop net income	$58,052	$47,829	$10,223	21

Overview

The decrease in revenues was mainly driven by decreases in the fair value of expected net cash flows from servicing, net (“MSR Income”) and escrow earnings and other interest income, partially offset by increases in servicing fees. The decrease in MSR Income was primarily driven by a decrease in Agency volumes year over year. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Escrow earnings and other interest income decreased largely due to a substantial decrease in the average earnings rate.

The decrease in expenses was largely attributable to the change in provision (benefit) for credit losses, partially offset by increases in personnel and amortization and depreciation expenses. The change to a benefit for credit losses in 2021 from a provision for credit losses in 2020 was a result of improvements in the forecasted unemployment rate, resulting in a decrease in our CECL reserves. The increase in personnel expenses was primarily a result of an increase in salaries and benefits costs due primarily to an increase in the average headcount. Amortization and depreciation expense increased due to an increase in the average MSR balance.

Revenues

Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net. The following tables provide additional information that helps explain changes in loan origination and debt brokerage fees, net (“origination fees”) and MSR Income period over period:

	For the three months ended
	March 31,
Debt Financing Volume by Product Type	2021	2020
Fannie Mae	20%	43%
Freddie Mac	13	10
Ginnie Mae ̶ HUD	8	4
Brokered	57	42
Principal Lending and Investing	2	1

	For the three months ended
	March 31,
Mortgage Banking Details (dollars in thousands)	2021	2020
Origination Fees	$75,879	$76,373
Dollar Change	$(494)
Percentage Change	(1)%
MSR Income (1)	$57,935	$68,000
Dollar Change	$(10,065)
Percentage Change	(15)%
Origination Fee Rate (2) (basis points)	102	79
Basis Point Change	23
Percentage Change	29%
MSR Rate (3) (basis points)	78	71
Basis Point Change	7
Percentage Change	10%
Agency MSR Rate (4) (basis points)	183	123
Basis Point Change	60
Percentage Change	49%
(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total mortgage banking volume.
(3)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(4)	MSR Income as a percentage of Agency debt financing volume.

The slight decrease in origination fees was driven by the decrease in overall debt financing volume, largely offset by the 29% increase in the origination fee rate year over year. The decrease in overall debt financing volumes was primarily a result of a decline in the Fannie Mae volume in 2021 compared to 2020. In the first quarter of 2020, we originated the largest transaction in our history, a portfolio of $2.1 billion. There was no comparable transaction in 2021. This portfolio drove the origination fee rate lower in the first quarter of 2020 compared to our normal flow business, resulting in a low origination fee rate in 2020. Additionally, we received $3.5 million more in securitization fees in 2021 than in 2020.

The decrease in MSR income was a result of lower Agency debt financing volumes year over year, partially offset by increases in the MSR rate and the Agency MSR rate. The MSR rate and the Agency MSR rate increased due to increased HUD debt financing volume and a substantially higher weighted-average servicing fee on Fannie Mae debt financing volume. The weighted-average servicing fee in 2020 was lower than normal due to the large portfolio noted above, with no comparable transaction in 2021. Fannie Mae and HUD debt financing volumes produce the largest MSR income.

Servicing Fees. The increase was primarily attributable to a $14.6 billion increase in the average servicing portfolio period over period as shown below primarily due to higher loan originations and relatively few payoffs over the last 12 months, coupled with an increase in the servicing portfolio’s average servicing fee rate as shown below. The increase in the average servicing fee continues an upward trend in the servicing portfolio’s weighted-average servicing fee starting in the second half of 2020.

	For the three months ended
	March 31,
Servicing Fees Details (dollars in thousands)	2021	2020
Average Servicing Portfolio	$108,568,268	$93,939,646
Dollar Change	14,628,622
Percentage Change	16%
Average Servicing Fee (basis points)	24.2	23.3
Basis Point Change	1
Percentage Change	4%

Escrow Earnings and Other Interest Income. The decrease was primarily due to a substantial decrease in the average earnings rate, slightly offset by an increase in the average balance of escrow accounts. The increase in the average balance was due to an increase in the average servicing portfolio. The decrease in the average earnings rate was due to a substantial decrease in short-term interest rates, upon which our earnings rates are based, over the past 12 months as discussed above in the “Overview of Current Business Environment” section.

Expenses

Personnel. The increase was primarily the result of a $5.9 million increase in salaries and benefits due to acquisitions and hiring to support our growth and a $2.8 million increase in stock compensation expense. The average headcount increased from 837 in 2020 to 974 in 2021. Stock compensation increased due to higher expense associated with our performance share plans and a stock grant provided to the vast majority of our non-executive employee base in the fourth quarter of 2020. The increases in salaries and benefits and stock compensation were partially offset by a $2.5 million decrease in commission costs due to the decrease in origination fees and property sales revenues. Additionally, a lower number of mortgage bankers and brokers achieved high commission thresholds in 2021 compared to 2020, as our origination fees were earned by a broader base of mortgage bankers and brokers in 2021 compared to 2020.

Amortization and Depreciation. The increase was primarily attributed to loan origination activity and the resulting growth in the average MSR balance. Over the past 12 months, we have added $187.4 million of MSRs, net of amortization and write offs due to prepayment.

Provision (Benefit) for Credit Losses. The change in the provision (benefit) for credit losses was due to improvements in the forecasted unemployment rate. In the first quarter of 2020, we increased our forecasted loss rate for our March 31, 2020 CECL reserve calculation to seven basis points from one basis point upon implementation at January 1, 2020 as a result of the expected negative economic impacts of the COVID-19 pandemic, which resulted in a significant provision expense. With the forecasted improvements in the unemployment rate, we lowered our forecast-period loss rate for our March 31, 2021 CECL reserve calculation to four basis points from six basis points at December 31, 2020 combined with a small change in the loss rate used for the reversion period, resulting in a significant benefit for credit losses in 2021.

Interest Expense on Corporate Debt. The decrease was due to the aforementioned decrease in short-term rates over the past 12 months upon which our corporate debt interest was based.

Income Tax Expense. The increase in income tax expense relates primarily to the 21% increase in income from operations, partially offset by a $1.2 million increase in realizable excess tax benefits recognized year over year due to a substantial increase in the price at which restricted stock vested.

We do not expect our annual estimated effective tax rate to differ significantly from the 26.2% rate estimated for the three months ended March 31, 2021 as we have limited permanent differences. Accordingly, we expect an estimated effective tax rate of between approximately 25% and 26% for the remainder of the year. The effective tax rate decreased slightly year over year from 21.0% in 2020 to 20.7% in 2021 due to the increase in realizable excess tax benefits, partially offset by a higher estimated annual effective tax rate in 2021 compared to 2020. The increase in the estimated annual effective tax rate was due to an increase in the value of executive restricted and performance shares that vested in 2021 compared to 2020.

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

Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended
	March 31,
(in thousands)	2021	2020
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$58,052	$47,829
Income tax expense	15,118	12,672
Interest expense on corporate debt	1,765	2,860
Amortization and depreciation	46,871	39,762
Provision for credit losses	(11,320)	23,643
Net write-offs	—	—
Stock compensation expense	8,116	5,363
Fair value of expected net cash flows from servicing, net	(57,935)	(68,000)
Adjusted EBITDA	$60,667	$64,129

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three months ended March 31, 2021 and 2020.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Origination fees	$75,879	$76,373	$(494)	(1)%
Servicing fees	65,978	55,434	10,544	19
Net warehouse interest income	4,555	5,495	(940)	(17)
Escrow earnings and other interest income	2,117	10,743	(8,626)	(80)
Other revenues	17,824	18,336	(512)	(3)
Personnel	(88,099)	(84,162)	(3,937)	5
Net write-offs	—	—	—	N/A
Other operating expenses	(17,587)	(18,090)	503	(3)
Adjusted EBITDA	$60,667	$64,129	$(3,462)	(5)

See the table above for the components of the change in adjusted EBITDA for the three months ended March 31, 2021 and 2020.  Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of the substantial loan originations and relatively few payoffs over the last 12 months and an increase in the average servicing fee. Escrow earnings and other interest income decreased primarily as a result of a substantial decline in the average earnings rate. The increase in personnel expense was primarily due to increased salaries and benefits resulting from an increase in average headcount, partially offset by a decrease in commissions expense resulting from the decreased origination fees and property sales revenues.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2021 and 2020.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the three months ended March 31,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Net cash provided by (used in) operating activities	$1,315,692	$(292,626)	$1,608,318	(550)%
Net cash provided by (used in) investing activities	81,179	35,910	45,269	126
Net cash provided by (used in) financing activities	(1,423,259)	364,747	(1,788,006)	(490)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	331,614	244,597	87,017	36

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$1,340,034	$(321,537)	$1,661,571	(517)%
Net cash provided by (used in) operating activities, excluding loan origination activity	(24,342)	28,911	(53,253)	(184)

Cash flows from (used in) investing activities
Net proceeds from the prepayment/sale (purchases) of pledged AFS securities	$18,884	$(1,289)	$20,173	(1,565)%
Distributions from (investments in) joint ventures, net	(7,026)	(6,455)	(571)	9
Acquisitions, net of cash received	(7,506)	(43,784)	36,278	(83)

Originations of loans held for investment	(33,750)	—	(33,750)	N/A
Total principal collected on loans held for investment	113,495	88,779	24,716	28
Net payoff of (investment in) loans held for investment	$79,745	$88,779	$(9,034)	(10)%

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(1,400,704)	$419,763	$(1,820,467)	(434)%
Borrowings of interim warehouse notes payable	25,313	29,898	(4,585)	(15)
Repayments of interim warehouse notes payable	(29,534)	(49,850)	20,316	(41)
Repurchase of common stock	(13,374)	(26,737)	13,363	(50)
Proceeds from issuance of common stock	12,606	6,369	6,237	98
Cash dividends paid	(16,052)	(11,347)	(4,705)	41

The increase in Total cash of $87.0 million from March 31, 2020 to March 31, 2021 was primarily driven by net loan origination activity and net income over the past 12 months.

The change in cash flows from operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows received in loan origination activities is primarily attributable to sales of loans held for sale outpacing originations by $1.3 billion in 2021 (net receipt of cash) compared to originations outpacing sales of loans held for sale by $321.5 million in 2020 (net use of cash). In 2020, we had higher loan origination activity primarily driven by a large portfolio of loans originated in the first quarter of 2020. Excluding cash received or used for the origination and sale of loans, cash flows used in operations were $24.3 million in 2021 compared to cash flows provided by operations of $28.9 million, largely due to an increase in cash used to pay down other liabilities of $93.1 million and a $35.0 million increase in the adjustment for provision (benefit) for credit losses, partially offset by a $10.4 million increase in net income before noncontrolling interest, a $10.1 million decrease in the adjustment for gains attributable to the fair value of future servicing rights, net of guaranty obligation, and a $44.0 million change in the adjustment for the change in the fair value of premiums and origination fees.

The change in cash provided by investing activities is primarily attributable to an increase in cash provided by prepayment and sale of pledged AFS securities and a decrease in cash used for acquisitions, partially offset by a decrease in net payoffs of loans held for investment. In 2021, we sold pledged AFS securities resulting in net proceeds from pledged AFS securities compared to net purchases of pledged AFS securities in 2020. The decrease in cash used for acquisitions was a result of the decrease in the number and size of companies acquired. Net payoffs of loans held for investments decreased in 2021 compared to 2020 due to higher originations of loans held for investment, partially offset by higher payoffs.

The change to cash used in financing activities from cash provided by financing activity was primarily attributable to the change in net warehouse repayments from net warehouse borrowings and an increase in cash dividends paid, partially offset by decreases in repurchases of common stock and net repayments of interim warehouse notes payable and an increase in the proceeds from the issuance of common stock.

The change to net repayments of warehouse notes payable during 2021 was due to the increase in net cash received for loan origination activity, resulting in net repayments of the related warehouse notes payables. Cash dividends paid increased as a result of the increase in our dividend to $0.50 per share in 2021 compared to $0.36 per share in 2020. Cash used in repurchases of common stock decreased as we had a lower volume of stock repurchases in 2021. Net repayments of interim warehouse notes payable decreased year over year as net payoffs of loans held for investment decreased slightly as mentioned above. Proceeds from the issuance of common stock increased due to the number and size of restricted and performance shares that vested in 2021 and the associated stock purchases to pay employee taxes.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) fund loans held for investment under the Interim Loan Program; (iii) pay cash dividends; (iv) fund our portion of the equity necessary for the operations of the Interim Program JV, our appraisal JV, and other equity-method investments; (v) meet working capital needs to support our day-to-day operations, including debt service payments, servicing advances and payments for salaries, commissions, and income taxes; and (vi) meet working capital needs to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of March 31, 2021. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of March 31, 2021, the net worth requirement was $240.5 million, and our net worth was $1.1 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2021, we were required to maintain at least $47.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2021, we had operational liquidity of $301.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.50 per share in the first quarter of 2021, which is 39% higher than the quarterly dividend paid in the first quarter of 2020. On May 5, 2021, the Company’s Board of Directors declared a dividend of $0.50 per share for the second quarter of 2021. The dividend will be paid on June 4, 2021 to all holders of record of the Company’s restricted and unrestricted common stock as of May 20, 2021.

Over the past three years, we have returned $198.4 million to investors in the form of the repurchase of 1.6 million shares of our common stock under share repurchase programs for a cost of $76.1 million and cash dividend payments of $122.3 million. Additionally, we have invested $152.0 million in acquisitions. On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of March 31, 2021, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $22.8 million and loans held for sale of $62.2 million. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2021, our Board approved a stock repurchase program that permits the repurchase of up to $75 million of shares of our common stock over a 12-month period beginning February 12, 2021. Through March 31, 2021 we have not repurchased any shares under the 2021 repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future, including any additional servicing advance obligations that may be required under our Fannie Mae and HUD loan servicing agreements due to the impacts of the COVID-19 pandemic.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of March 31, 2021, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $100.0 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2021 collateral requirements as outlined above. As of March 31, 2021, reserve requirements for the March 31, 2021 DUS loan portfolio will require us to fund $69.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2021.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of March 31, 2021.

	March 31, 2021
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$132,460	30-day LIBOR plus 1.40%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	76,391	30-day LIBOR plus 1.40%
Agency Warehouse Facility #3	600,000	265,000	865,000	88,618	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	147,055	30-day LIBOR plus 1.40%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	276,915	30-day LIBOR plus 1.45%
Agency Warehouse Facility #6	150,000	$100,000	$250,000	$88,500	30-day LIBOR plus 1.40%
Total National Bank Agency Warehouse Facilities	2,225,000	1,665,000	3,890,000	809,939
Fannie Mae repurchase agreement, uncommitted line and open maturity	$—	$1,500,000	$1,500,000	$173,215
Total Agency Warehouse Facilities	2,225,000	3,165,000	5,390,000	983,154
Interim Warehouse Facility #1	$135,000	$—	$135,000	$71,572	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65% to 2.00%
Interim Warehouse Facility #3	75,000	75,000	150,000	4,640	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	329,810	75,000	404,810	130,022
Total warehouse facilities	$2,554,810	$3,240,000	$5,794,810	$1,113,176
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

Agency Warehouse Facilities

As of March 31, 2021, we had six warehouse lines of credit in the aggregate amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”) that we use to fund substantially all of our loan originations. Six of these facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 25, 2021. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 140 basis points. During May 2021, we executed an amendment that decreased the borrowing rate to 30-day LIBOR plus 130 basis points from 30-day LIBOR plus 140 basis points and decreased the 30-day LIBOR floor to zero from 25 basis points. No other material modifications have been made to the agreement in 2021.

Agency Warehouse Facility #2:

We have a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on April 14, 2022. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day LIBOR plus 140 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During April 2021, we executed an amendment that extended the maturity date thereunder until April 14, 2022. No other material modifications have been made to the agreement during 2021.

Agency Warehouse Facility #3:

We have a $600.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on May 14, 2022. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 115 basis points. During April 2021, we executed an amendment that extended the maturity date to May 14, 2022 for the committed borrowing capacity. Additionally, the amendment increased the borrowing rate to 30-day LIBOR plus 140 basis points from 30-day LIBOR plus 115 basis points and decreased the 30-day LIBOR floor to 15 basis points from 50 basis points. No other material modifications have been made to the agreement during 2021.

Agency Warehouse Facility #4:

We have a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on October 7, 2021. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, FHA, and defaulted HUD and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points. No material modifications have been made to the agreement during 2021.

Agency Warehouse Facility #5:

We have a master repurchase agreement with a national bank for a $1.0 billion uncommitted advance credit facility that is scheduled to mature on August 23, 2021. The facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of 30-day LIBOR plus 145 basis points. No material modifications have been made to the agreement during 2021.

Agency Warehouse Facility #6:

During the first quarter of 2021, we entered into an agreement with a national bank to establish Agency Warehouse Facility #6. The facility has a $150.0 million committed borrowing capacity and provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. Advances were made at 100% of the loan balance, and the borrowings under the warehouse agreement bear an interest at a rate of LIBOR plus 140 basis points. The agreement also provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications were made to the agreement during 2021.

The negative and financial covenants of the warehouse agreement substantially conform to those of the warehouse agreement for Agency Warehouse Facility #1, as described in our 2020 Form 10-K.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Loan Program, we have four warehouse facilities with certain national banks in the aggregate amount of $404.8 million as of March 31, 2021 (“Interim Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually or bi-annually, and one is a commitment that matures according to the maturity date of the underlying loan it finances. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have a $135.0 million committed warehouse line agreement that is scheduled to mature on May 14, 2022. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During April 2021, we executed an amendment that extended the maturity date to May 14, 2022 and decreased the 30-day LIBOR floor to 15 basis points from 50 basis points. No other material modifications have been made to the agreement during 2021.

Interim Warehouse Facility #2:

We have a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2021. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at 30-day LIBOR plus 165 to 200 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications have been made to the agreement during 2021.

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement with a national bank that is scheduled to mature on December 20, 2021. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 175 to 325 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. In addition to the committed borrowing capacity, the agreement provides $75.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2021.

Interim Warehouse Facility #4:

We have a $19.8 million committed warehouse loan and security agreement with a national bank that funds one specific loan. The agreement provides for a maturity date to coincide with the maturity date for the underlying loan. Borrowings under the facility are full recourse and bear interest at 30-day LIBOR plus 300 basis points, with a floor of 450 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. The committed warehouse loan and security agreement has only two financial covenants, both of which are similar to the other Interim Warehouse Facilities. We may request additional capacity under the agreement to fund specific loans. No material modifications have been made to the agreement during 2021.

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of March 31, 2021, we were in compliance with all of our warehouse line covenants.

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

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary, so long as certain conditions and requirements provided for in the Credit Agreement are met. As of March 31, 2021, the outstanding unpaid principal balance of the Term Loan was $294.0 million.

The note payable and the warehouse facilities are senior obligations of the Company. As of March 31, 2021, we were in compliance with all such covenants related to the Credit Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	March 31,
(dollars in thousands)	2021	2020
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$41,152,790	$34,148,159
Fannie Mae Modified Risk	8,941,234	6,973,167
Freddie Mac Modified Risk	37,006	52,706
Total risk-sharing servicing portfolio	$50,131,030	$41,174,032

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$19,052	$44,715
Freddie Mac No Risk	37,658,456	32,138,992
GNMA - HUD No Risk	9,754,667	9,750,696
Brokered	12,090,825	11,326,492
Total non-risk-sharing servicing portfolio	$59,523,000	$53,260,895
Total loans serviced for others	$109,654,030	$94,434,927
Interim loans (full risk) servicing portfolio	213,240	387,314
Total servicing portfolio unpaid principal balance	$109,867,270	$94,822,241

Interim Program JV Managed Loans (1)	660,999	802,559

At risk servicing portfolio (2)	$45,796,952	$37,864,262
Maximum exposure to at risk portfolio (3)	9,304,440	7,729,120
Defaulted loans	48,481	48,481

Defaulted loans as a percentage of the at-risk portfolio	0.11%	0.13%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.14	0.17
Allowance for risk-sharing as a percentage of maximum exposure	0.69	0.83
(1)	As of March 31, 2021, this balance consists of $73.3 million of loans serviced directly for the Interim Program JV partner and $587.7 million of Interim Program JV managed loans. As of March 31, 2020, this balance consists of $71.1 million of loans serviced directly for the Interim Program JV partner and $731.4 million of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

The “Business” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion of the risk-sharing caps we have with Fannie Mae.

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

As a result of the onset of the COVID-19 pandemic and the resulting forecasts for significant unemployment rates for the remainder of 2020, we adjusted the loss rate for the forecast period CECL reserve, resulting in a total allowance for risk-sharing obligation of $64.1 million as of March 31, 2020, or 17 basis points of the at-risk balance. During the first quarter of 2021, economic conditions began to improve significantly, with reported unemployment rates and forecasts for future unemployment rates at improved rates compared to both December 31, 2020 and March 31, 2020. In response to the improving unemployment statistics, we adjusted the loss rate for the forecast period downwards as of March 31, 2021, resulting in a $10.7 million benefit for risk-sharing obligations and a decrease in the allowance for risk-sharing obligations to $64.6 million as of March 31, 2021 from $75.3 million as of December 31, 2020, or 14 basis points and 17 basis points of the at-risk balance as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, and 2020, two loans with an aggregate UPB of $48.5 million in our at-risk portfolio were in default. We had a benefit for risk-sharing obligations of $10.7 million for the three months ended March 31, 2021 compared to a provision for risk-sharing obligations of $22.5 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the majority of the benefit for risk-sharing obligations was associated the result of a decrease in the CECL reserve due to improved unemployment forecasts. For the three months ended March 31, 2020, the provision was entirely the result of an increase in the forecasted losses resulting from the COVID-19 pandemic.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

NOTE 2 in the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of March 31, 2021.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track LIBOR. 30-day LIBOR as of March 31, 2021 and 2020 was 11 basis points and 99 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

(in thousands)	As of March 31,
Change in annual escrow earnings due to:	2021	2020
100 basis point increase in 30-day LIBOR	$25,292	$21,008
100 basis point decrease in 30-day LIBOR(1)	(2,594)	(20,686)

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

(in thousands)	As of March 31,
Change in annual net warehouse interest income due to:	2021	2020
100 basis point increase in 30-day LIBOR	$(8,744)	$(2,640)
100 basis point decrease in 30-day LIBOR (1)	540	2,614

All of our corporate debt is based on 30-day LIBOR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

(in thousands)	As of March 31,
Change in annual income from operations due to:	2021	2020
100 basis point increase in 30-day LIBOR	$(2,940)	$(2,970)
100 basis point decrease in 30-day LIBOR (1)	327	2,940
(1)	The decreases in 2021 and 2020 were limited to the 30-day LIBOR rate as of March 31, 2021 and 2020 as they were less than 100 basis points.

LIBOR Transition

In the first quarter of 2021, the United Kingdom’s Financial Conduct Authority, the regulator for the administration of LIBOR, announced specific dates for its intention to stop publishing LIBOR rates, including the 30-day LIBOR (our primary reference rate) which is scheduled for   June 30, 2023. It is expected that legacy LIBOR-based loans will transition to Secured Overnight Financing Rate (“SOFR”) before June 30, 2023. We continue to monitor our LIBOR exposure, review legal contracts and assess fallback language impacts, engage with our clients and other stakeholders, and monitor developments associated with LIBOR alternatives.

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted-average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $36.0 million as of March 31, 2021, compared to $25.8 million as of March 31, 2020. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of March 31, 2021, 85% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 87% as of March 31, 2020; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2020 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the 2020 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2021, we purchased 131 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2021, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 12, 2021. During the quarter ended March 31, 2021 we did not repurchase any shares under the 2021 share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of March 31, 2021. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2021:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2021	2,451	82.82	—	75,000
February 1-28, 2021	103,816	100.36	—	75,000
March 1-31, 2021	24,796	111.75	—	75,000
1st Quarter	131,063	$102.19	—	75,000

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

10.1	*	Indemnification Agreement, dated March 3, 2021, between Walker & Dunlop, Inc. and Donna C. Wells

10.2	*†	Form of Performance Stock Unit Agreement under 2020 Equity Incentive Plan
10.3	*†	Form of Performance Stock Unit Agreement with Over-Performance Stock Units under 2020 Equity Incentive Plan
10.4

Ninth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 15, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021)

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

Date: May 6, 2021	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer