Form 10-Q
period 2021-06-30
Walker & Dunlop, Inc.
filed 2021-08-05
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, there were 31,821,841 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$326,518	$321,097
Restricted cash	15,842	19,432
Pledged securities, at fair value	146,548	137,236
Loans held for sale, at fair value	1,718,444	2,449,198
Loans held for investment, net	272,033	360,402
Mortgage servicing rights	915,519	862,813
Goodwill and other intangible assets	268,018	250,838
Derivative assets	36,751	49,786
Receivables, net	80,196	65,735
Other assets	163,252	134,438
Total assets	$3,943,121	$4,650,975

Liabilities
Warehouse notes payable	$1,823,982	$2,517,156
Note payable	290,498	291,593
Allowance for risk-sharing obligations	60,329	75,313
Guaranty obligation, net	50,369	52,306
Derivative liabilities	30,411	5,066
Other liabilities	394,037	513,319
Total liabilities	$2,649,626	$3,454,753

Stockholders' Equity
Preferred stock (authorized 50,000; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 31,034 shares at June 30, 2021 and 30,678 shares at December 31, 2020)	310	307
Additional paid-in capital ("APIC")	255,676	241,004
Accumulated other comprehensive income ("AOCI")	2,578	1,968
Retained earnings	1,034,931	952,943
Total stockholders’ equity	$1,293,495	$1,196,222
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$3,943,121	$4,650,975

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Loan origination and debt brokerage fees, net	$107,472	$77,907	$183,351	$154,280
Fair value of expected net cash flows from servicing, net	61,849	90,369	119,784	158,369
Servicing fees	69,052	56,862	135,030	112,296
Property sales broker fees	22,454	3,561	31,496	13,173
Net warehouse interest income	4,630	9,401	9,185	14,896
Escrow earnings and other interest income	1,823	2,671	3,940	13,414
Other revenues	14,131	12,054	22,913	20,554
Total revenues	$281,411	$252,825	$505,699	$486,982

Expenses
Personnel	$141,421	$106,920	$237,636	$196,445
Amortization and depreciation	48,510	42,317	95,381	82,079
Provision (benefit) for credit losses	(4,326)	4,903	(15,646)	28,546
Interest expense on corporate debt	1,760	2,078	3,525	4,938
Other operating expenses	19,748	13,069	37,335	31,159
Total expenses	$207,113	$169,287	$358,231	$343,167
Income from operations	$74,298	$83,538	$147,468	$143,815
Income tax expense	18,240	21,479	33,358	34,151
Net income before noncontrolling interests	$56,058	$62,059	$114,110	$109,664
Less: net loss from noncontrolling interests	—	—	—	(224)
Walker & Dunlop net income	$56,058	$62,059	$114,110	$109,888
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	768	1,430	610	(487)
Walker & Dunlop comprehensive income	$56,826	$63,489	$114,720	$109,401

Basic earnings per share (NOTE 10)	$1.75	$1.98	$3.57	$3.52
Diluted earnings per share (NOTE 10)	$1.73	$1.95	$3.52	$3.44

Basic weighted-average shares outstanding	31,019	30,352	30,922	30,288
Diluted weighted-average shares outstanding	31,370	30,860	31,322	30,960

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and six months ended June 30, 2021
	Common Stock				Retained	Total Stockholders'
	Shares	Amount	APIC	AOCI	Earnings	Equity
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$1,196,222
Walker & Dunlop net income	—	—	—	—	58,052	58,052
Other comprehensive income (loss), net of tax	—	—	—	(158)	—	(158)
Stock-based compensation - equity classified	—	—	7,836	—	—	7,836
Issuance of common stock in connection with equity compensation plans	430	4	12,602	—	—	12,606
Repurchase and retirement of common stock	(131)	(1)	(13,373)	—	—	(13,374)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,052)	(16,052)
Balance at March 31, 2021	30,977	$310	$248,069	$1,810	$994,943	$1,245,132
Walker & Dunlop net income	—	—	—	—	56,058	56,058
Other comprehensive income (loss), net of tax	—	—	—	768	—	768
Stock-based compensation - equity classified	—	—	7,892	—	—	7,892
Issuance of common stock in connection with equity compensation plans	64	1	530	—	—	531
Repurchase and retirement of common stock	(7)	(1)	(815)	—	—	(816)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,070)	(16,070)
Balance at June 30, 2021	31,034	$310	$255,676	$2,578	$1,034,931	$1,293,495

	For the three and six months ended June 30, 2020
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2019	30,035	$300	$237,877	$737	$796,775	$6,596	$1,042,285
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(23,678)	—	(23,678)
Walker & Dunlop net income	—	—	—	—	47,829	—	47,829
Net loss from noncontrolling interests	—	—	—	—	—	(224)	(224)
Contributions from noncontrolling interests						675	675
Other comprehensive income (loss), net of tax	—	—	—	(1,918)	—	—	(1,918)
Stock-based compensation - equity classified	—	—	5,061	—	—	—	5,061
Issuance of common stock in connection with equity compensation plans	675	7	11,362	—	—	—	11,369
Repurchase and retirement of common stock	(380)	(4)	(18,293)	—	(8,440)	—	(26,737)
Cash dividends paid ($0.36 per common share)	—	—	—	—	(11,347)	—	(11,347)
Balance at March 31, 2020	30,330	$303	$236,007	$(1,181)	$801,139	$7,047	$1,043,315
Walker & Dunlop net income	—	—	—	—	62,059	—	62,059
Purchase of noncontrolling interests	—	—	(3,295)	—	—	(7,047)	(10,342)
Other comprehensive income (loss), net of tax	—	—	—	1,430	—	—	1,430
Stock-based compensation - equity classified	—	—	5,592	—	—	—	5,592
Issuance of common stock in connection with equity compensation plans	50	1	195	—	—	—	196
Repurchase and retirement of common stock	(11)	—	(405)	—	—	—	(405)
Cash dividends paid ($0.36 per common share)	—	—	—	—	(11,294)	—	(11,294)
Balance at June 30, 2020	30,369	$304	$238,094	$249	$851,904	$—	$1,090,551

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income before noncontrolling interests	$114,110	$109,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(119,784)	(158,369)
Change in the fair value of premiums and origination fees	9,047	(25,459)
Amortization and depreciation	95,381	82,079
Provision (benefit) for credit losses	(15,646)	28,546
Originations of loans held for sale	(7,293,128)	(10,281,562)
Proceeds from transfers of loans held for sale	8,024,903	9,381,412
Other operating activities, net	(55,541)	41,046
Net cash provided by (used in) operating activities	$759,342	$(822,643)

Cash flows from investing activities
Capital expenditures	$(3,800)	$(1,539)
Purchases of equity-method investments	(3,248)	(850)
Purchases of pledged available-for-sale ("AFS") securities	(2,000)	(14,155)
Proceeds from prepayment and sale of pledged AFS securities	22,092	4,739
Investments in joint ventures	(38,805)	(17,160)
Distributions from joint ventures	22,113	10,690
Acquisitions, net of cash received	(10,507)	(46,784)
Originations of loans held for investment	(116,087)	—
Principal collected on loans held for investment	205,653	139,030
Net cash provided by (used in) investing activities	$75,411	$73,971

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(744,281)	$1,009,302
Borrowings of interim warehouse notes payable	84,766	33,127
Repayments of interim warehouse notes payable	(34,174)	(84,959)
Repayments of note payable	(1,490)	(1,489)
Repayment of secured borrowings	(73,312)	—
Proceeds from issuance of common stock	13,137	6,565
Repurchase of common stock	(14,190)	(27,142)
Purchase of noncontrolling interests	—	(5,216)
Cash dividends paid	(32,122)	(22,641)
Payment of contingent consideration	—	(1,641)
Debt issuance costs	(1,333)	(1,932)
Net cash provided by (used in) financing activities	$(802,999)	$903,974

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$31,754	$155,302
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	358,002	136,566
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$389,756	$291,868

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$16,708	$24,237
Cash paid for income taxes	26,723	1,479

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of commercial real estate debt and equity financing products, provides multifamily property sales brokerage and valuation services, engages in commercial real estate investment management activities, provides housing market research, and delivers real estate-related investment banking and advisory services.

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

The Company also provides a variety of commercial real estate debt and equity solutions through its principal lending and investing products, including interim loans, and preferred and joint venture equity on commercial real estate properties. Interim loans on multifamily properties are offered (i) through the Company and recorded on the Company’s balance sheet (the “Interim Loan Program”) and (ii) through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., in which the Company holds a 15% ownership interest (the “Interim Program JV”). Interim loans on all commercial real estate property types are also offered through separate accounts managed by the Company’s subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). Preferred and joint venture equity on commercial real estate properties are offered through funds managed by WDIP.

The Company brokers the sale of multifamily properties through its wholly owned subsidiary, Walker & Dunlop Investment Sales, LLC (“WDIS”). In some cases, the Company also provides the debt financing for the property sale.

The Company has a joint venture, branded as “Apprise by Walker & Dunlop,” with an international technology services company to offer automated multifamily valuation and appraisal services (the “Appraisal JV”). The Appraisal JV leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily appraisals in the U.S. through the licensing of the partner’s technology and leveraging of the Company’s expertise in the commercial real estate industry. The Company owns a 50% interest in the Appraisal JV and accounts for the interest as an equity-method investment. The operations of the Appraisal JV for the three and six months ended June 30, 2021 and 2020 were immaterial.

During the third quarter of 2021, the Company closed on the acquisition of certain assets and the assumption of certain liabilities of Zelman Holdings, LLC (“Zelman”) through a 75% interest in a newly formed entity, WDIB, LLC (“WDIB”). WDIB will provide housing market research and real estate-related investment banking and advisory services.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2021. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2021. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, allowance for risk-sharing obligations, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent liabilities. Actual results may vary from these estimates.

Derivative Assets and Liabilities—Loan commitments that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets upon the executions of the commitments to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue on the Condensed Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on the anticipated sale of the loan, net of co-broker fees (included in Derivative assets in the Condensed Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the guarantee obligation (included in Derivative assets in the Condensed Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. The co-broker fees for the three months ended June 30, 2021 and 2020 were $3.6 million and $7.9 million, respectively and $8.9 million and $15.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, Loans held for investment, net consisted of nine loans with an aggregate $276.7 million of unpaid principal balance less $0.5 million of net unamortized deferred fees and costs and $4.2 million of allowance for loan losses. As of December 31, 2020, Loans held for investment, net consisted of 18 loans with an aggregate $366.3 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $4.8 million of allowance for loan losses.

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that was paid off in the second quarter of 2021. The Company accounted for the transfer as a secured borrowing, with the aggregate unpaid principal balance of the loans of $81.5 million presented as a component of Loans held for investment, net on the Condensed Consolidated Balance Sheets as of December 31, 2020, and the secured borrowing of $73.3 million presented within Other liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2020.

The Company assesses the credit quality of loans held for investment in the same manner as it does for the loans in the Fannie Mae at-risk portfolio and records an allowance for these loans as necessary. The allowance for loan losses is estimated collectively for loans with similar characteristics. The collective allowance is based on the same methodology that the Company uses to estimate its allowance for risk-sharing obligations under the Current Expected Credit Losses (“CECL”) standard for at-risk Fannie Mae Delegated Underwriting and Servicing (“DUS”) loans (with the exception of a reversion period) because the nature of the underlying collateral is the same, and the loans have similar characteristics, except they are significantly shorter in maturity. The reasonable and supportable forecast period used for the CECL allowance for loans held for investment is one year.

The loss rate for the forecast period was 15 basis points and 36 basis points as of June 30, 2021 and December 31, 2020, respectively. The loss rate for the remaining period until maturity was nine basis points as of both June 30, 2021 and December 31, 2020.

One loan held for investment with an unpaid principal balance of $14.7 million that was originated in 2017 was delinquent and on non-accrual status as of June 30, 2021 and December 31, 2020. The Company had a $3.7 million reserve for this loan based on its collateral fair value as of June 30, 2021 and December 31, 2020 and has not recorded any interest related to this loan since it went on non-accrual status in 2019. All other loans were current as of June 30, 2021 and December 31, 2020. The amortized cost basis of loans that were current as of June 30, 2021 and December 31, 2020 was $261.5 million and $350.5 million, respectively. As of June 30, 2021, $77.4 million, $46.1 million, and $138.5 million of the loans that were current were originated in 2021, 2020, and 2019, respectively. Prior to 2019, the Company had not experienced any delinquencies related to loans held for investment.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2021	2020	2021	2020
Provision (benefit) for loan losses	$(75)	$(178)	$(662)	$928
Provision (benefit) for risk-sharing obligations	(4,251)	5,081	(14,984)	27,618
Provision (benefit) for credit losses	$(4,326)	$4,903	$(15,646)	$28,546

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also occasionally fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and six months ended June 30, 2021 and 2020 are the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Net Warehouse Interest Income (in thousands)	2021	2020	2021	2020
Warehouse interest income - loans held for sale	$7,863	$17,098	$16,981	$24,501
Warehouse interest expense - loans held for sale	(4,979)	(10,785)	(11,638)	(16,695)
Net warehouse interest income - loans held for sale	$2,884	$6,313	$5,343	$7,806

Warehouse interest income - loans held for investment	$2,962	$4,763	$6,190	$11,068
Warehouse interest expense - loans held for investment	(1,216)	(1,675)	(2,348)	(3,978)
Warehouse interest income - secured borrowings	883	849	1,748	1,695
Warehouse interest expense - secured borrowings	(883)	(849)	(1,748)	(1,695)
Net warehouse interest income - loans held for investment	$1,746	$3,088	$3,842	$7,090

Total net warehouse interest income	$4,630	$9,401	$9,185	$14,896

        Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of June 30, 2021 and 2020 and December 31, 2020 and 2019.

	June 30,		December 31,
(in thousands)	2021	2020	2020	2019
Cash and cash equivalents	$326,518	$275,202	$321,097	$120,685
Restricted cash	15,842	10,894	19,432	8,677
Pledged cash and cash equivalents (NOTE 9)	47,396	5,772	17,473	7,204
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$389,756	$291,868	$358,002	$136,566

        Income Taxes—The Company records the realizable excess tax benefits from stock compensation as a reduction to income tax expense. The realizable excess tax benefits were $1.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $5.2 million and $3.1 million during the six months ended June 30, 2021 and 2020, respectively.

Contracts with Customers—A majority of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30,		June 30,
Description (in thousands)	2021	2020	2021	2020	Statement of income line item
Certain loan origination fees	$43,222	$8,689	$67,123	$30,037	Loan origination and debt brokerage fees, net
Property sales broker fees	22,454	3,561	31,496	13,173	Property sales broker fees
Investment management fees, application fees, and other	7,928	4,649	14,178	10,101	Other revenues
Total revenues derived from contracts with customers	$73,604	$16,899	$112,797	$53,311

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2020 Form 10-K. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of June 30, 2021.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year    presentations.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) as of June 30, 2021 and December 31, 2020 was $1.2 billion and $1.1 billion, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at June 30, 2021 would be a decrease in the fair value of $36.9 million to the MSRs outstanding as of June 30, 2021.

The impact of a 200-basis point increase in the discount rate at June 30, 2021 would be a decrease in the fair value of $71.4 million to the MSRs outstanding as June 30, 2021.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to MSRs for the three and six months ended June 30, 2021 and 2020 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of MSRs (in thousands)	2021	2020	2021	2020
Beginning balance	$909,884	$722,486	$862,813	$718,799
Additions, following the sale of loan	57,300	99,589	153,940	143,803
Amortization	(43,914)	(36,706)	(86,466)	(71,924)
Pre-payments and write-offs	(7,751)	(7,100)	(14,768)	(12,409)
Ending balance	$915,519	$778,269	$915,519	$778,269

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of June 30, 2021 and December 31, 2020:

Components of MSRs (in thousands)	June 30, 2021	December 31, 2020
Gross Value	$1,492,694	$1,394,901
Accumulated amortization	(577,175)	(532,088)
Net carrying value	$915,519	$862,813

The expected amortization of MSRs held in the Condensed Consolidated Balance Sheet as of June 30, 2021 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Six Months Ending December 31,
2021	$85,722
Year Ending December 31,
2022	$161,765
2023	147,795
2024	126,499
2025	106,360
2026	86,897
Thereafter	200,481
Total	$915,519

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the three and six months ended June 30, 2021 and 2020 is presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Guaranty Obligation (in thousands)	2021	2020	2021	2020
Beginning balance	$51,836	$55,758	$52,306	$54,695
Additions, following the sale of loan	853	1,608	2,574	3,470
Amortization	(2,320)	(2,494)	(4,511)	(4,761)
Other	—	—	—	1,468
Ending balance	$50,369	$54,872	$50,369	$54,872

Substantially all loans sold under the Fannie Mae DUS program contain partial or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the loss reserve for CECL for all loans in its Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets. The Company utilizes the weighted-average remaining maturity (“WARM”) method to calculate the CECL reserve and one year for the reasonable and supportable forecast period (the “forecast period”) as the Company currently believes forecasts beyond one year are inherently less reliable. The WARM method uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual charge-off rate is applied to the unpaid principal balance over the contractual term, further adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio. Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2021 and 2020 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2021	2020	2021	2020
Beginning balance	$64,580	$64,110	$75,313	$11,471
Adjustment related to adoption of CECL	—	—	—	31,570
Provision (benefit) for risk-sharing obligations	(4,251)	5,081	(14,984)	27,618
Write-offs	—	—	—	—
Other	—	—	—	(1,468)
Ending balance	$60,329	$69,191	$60,329	$69,191

As a result of the onset of the pandemic and the resulting forecasts for significant unemployment rates during 2020, the Company’s loss rate for the forecast period was seven basis points as of June 30, 2020, resulting in the substantial provision for risk-sharing obligations for the six months ended June 30, 2020 and an increase in the allowance for risk-sharing obligations as of June 30, 2020 as seen above. During the first half of 2021, economic conditions began to improve significantly, with reported and forecast unemployment rates significantly better compared to both December 31, 2020 and June 30, 2020. In response to improving unemployment statistics and the expected continued overall health of the multifamily market, the Company adjusted the loss rate for the forecast period from six basis points as of December 31, 2020 to four basis points as of March 31, 2021 and three basis points as of June 30, 2021. These decreases in the loss rate resulted in the benefits for risk-sharing obligations seen above. For the remaining expected life of the portfolio, the Company reverted over a one-year period on a straight-line basis to a historical loss rate of two basis points for all periods shown in the roll forward above.

The calculated CECL reserve for the Company’s $45.9 billion at-risk Fannie Mae servicing portfolio as of June 30, 2021 was $52.8 million compared to $67.0 million as of December 31, 2020. The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of June 30, 2021 was 7.5 years. The at-risk Fannie Mae servicing portfolio does not include at-risk loans held for sale.

Two loans that defaulted in 2019 had aggregate collateral-based reserves of $7.6 million and $8.3 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the maximum quantifiable contingent liability associated with the Company’s guarantees for the at-risk loans         serviced under the Fannie Mae DUS agreement was $9.5 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $112.3 billion as of June 30, 2021 compared to $107.2 billion as of December 31, 2020.

As of June 30, 2021 and December 31, 2020, custodial escrow accounts relating to loans serviced by the Company totaled $3.0 billion and $3.1 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to earn interest income on these escrow balances, presented as a component of Escrow earnings and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 6—WAREHOUSE NOTES PAYABLE

As of June 30, 2021, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, as of June 30, 2021, the Company has arranged for warehouse lines of credit in the amount of $0.4 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The maximum amount and outstanding borrowings under Warehouse notes payable at June 30, 2021 follows:

	June 30, 2021
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$347,747	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	390,370	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	125,951	30-day LIBOR plus 1.30%
Agency Warehouse Facility #4	350,000	—	350,000	246,769	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	276,874	30-day LIBOR plus 1.45%
Agency Warehouse Facility #6	150,000	100,000	250,000	70,913	30-day LIBOR plus 1.40%
Total National Bank Agency Warehouse Facilities	$2,225,000	$1,665,000	$3,890,000	$1,458,624
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	180,953
Total Agency Warehouse Facilities	$2,225,000	$3,165,000	$5,390,000	$1,639,577

Interim Warehouse Facility #1	$135,000	$—	$135,000	$71,572	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65% to 2.00%
Interim Warehouse Facility #3	75,000	75,000	150,000	59,453	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$329,810	$75,000	$404,810	$184,835
Debt issuance costs	—	—	—	(430)
Total warehouse facilities	$2,554,810	$3,240,000	$5,794,810	$1,823,982
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

The following amendments to the Agency Warehouse Facilities were executed in the normal course of business to support the growth of the Company’s Agency business.

During the second quarter of 2021, the Company executed an amendment to the agreement related to Agency Warehouse Facility #1 that decreased the borrowing rate to 30-day London Interbank Offered Rate (“LIBOR”) plus 130 basis points from 30-day LIBOR plus 140 basis points and decreased the 30-day LIBOR floor to zero from 25 basis points.

During the second quarter of 2021, the Company executed amendments to the agreement related to Agency Warehouse Facility #2 that extended the maturity date to April 14, 2022 and decreased the borrowing rate to 30-day LIBOR plus 130 basis points from 30-day LIBOR plus 140 basis points. No other material modifications have been made to the agreement during 2021.

During the second quarter of 2021, the Company executed amendments to the agreement related to Agency Warehouse Facility #3 that extended the maturity date to May 14, 2022, increased the borrowing rate to 30-day LIBOR plus 130 basis points from 30-day LIBOR plus 115 basis points, and decreased the 30-day LIBOR floor to zero basis points from 50 basis points. No other material modifications have been made to the agreement during 2021.

During the second quarter of 2021, the Company executed an amendment to the agreement related to Agency Warehouse Facility #4 that extended the maturity date to June 22, 2022, decreased the borrowing rate to 30-day LIBOR plus 130 basis points from 30-day LIBOR plus 140 basis points, and decreased the 30-day LIBOR floor to five basis points from 25 basis points. No other material modifications have been made to the agreement during 2021.

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

During the second quarter of 2021, the Company executed amendments to the agreement related to Interim Warehouse Facility #1 that extended the maturity date to May 14, 2022 and decreased the 30-day LIBOR floor to zero basis points from 50 basis points. No other material modifications have been made to the agreement during 2021.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of June 30, 2021.

Interest on the Company’s warehouse notes payable is based on 30-day LIBOR. As a result of the expected transition from LIBOR, the Company has updated its debt agreements to include fallback language to govern the transition from 30-day LIBOR to an alternative reference rate.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill for the six months ended June 30, 2021 and 2020 is as follows:

	For the six months ended
	June 30,
Roll Forward of Goodwill (in thousands)	2021	2020
Beginning balance	$248,958	$180,424
Additions from acquisitions	17,507	68,534
Impairment	—	—
Ending balance	$266,465	$248,958

The immaterial additions to goodwill from acquisitions during 2021 shown in the table above during the six months ended June 30, 2021 relate to one acquisition in each of the first and second quarters of 2021. The activity in the first quarter of 2021 was from the purchase of certain assets and the assumption of certain liabilities from an investment sales brokerage company, for an aggregate consideration of $12.7 million, which consisted of $7.5 million of cash and $5.2 million of contingent consideration. The activity in the second quarter of 2021 was from the purchase of certain assets and the assumption of certain liabilities from a company with a technology platform that streamlines and accelerates the quoting, processing, and underwriting of small-balance multifamily loans while providing the borrower with a web-based, user-friendly interface. The acquisition is part of the Company’s overall strategy to significantly increase its small-balance lending volumes using technology. The aggregate consideration paid was $5.3 million, which includes $3.0 million of cash and $2.3 million of contingent consideration. The Company completed the purchase accounting for both acquisitions.

During the third quarter of 2021, the Company acquired a controlling interest in Zelman, which specializes in housing market research and real estate-related investment banking and advisory services for $53.6 million of cash and $5.3 million of the Company’s common stock, subject to subsequent working capital adjustments. The Company has not completed the accounting for the acquisition as of the issuance date of these financial statements. Therefore, disclosures relating to the goodwill recognized and the fair value of the assets acquired and liabilities assumed could not be presented.

As of June 30, 2021 and December 31, 2020, the remaining balance of intangible assets from acquisitions totaled $1.6 million and $1.9 million, respectively. As of June 30, 2021, the weighted-average period over which the Company expects these intangible assets to be amortized is 3.7 years.

A summary of the Company’s contingent consideration liabilities, which is included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the six months ended June 30, 2021 and 2020 follows:

	For the six months ended
	June 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2021	2020
Beginning balance	$28,829	$5,752
Additions	7,504	17,649
Accretion	906	497
Payments	—	(5,800)
Ending balance	$37,239	$18,098

The contingent consideration liabilities above relate to (i) acquisitions of debt brokerage companies and an investment sales brokerage company completed over the past several years, including 2021, (ii) the purchase of noncontrolling interests in 2020 and (iii) the aforementioned technology company acquired in 2021. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earn-out period of five years, provided certain revenue targets and other metrics have been met. The last of the earn-out periods related to the contingent consideration ends in the first quarter of 2026. In each case, the Company estimated the initial fair value of the contingent consideration using a probability-based, discounted cash flow model.

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

NOTE 8—FAIR VALUE MEASUREMENTS

The Company uses valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach to measure assets and liabilities that are measured at fair value. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2—Financial assets and liabilities whose values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, discount rates, volatilities, prepayment speeds, earnings rates, credit risk, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
●	Level 3—Financial assets and liabilities whose values are based on inputs that are both unobservable and significant to the overall valuation.

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is evidence of impairment and for disclosure purposes (NOTE 3). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated revenue from escrow accounts, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that market participants consider in valuing MSR assets. During the first quarter of 2021, the Company reduced the discount rate and escrow earnings rate assumptions for its capitalized MSRs based on market participant data. MSRs are carried at the lower of amortized cost or fair value.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
June 30, 2021
Assets
Loans held for sale	$—	$1,718,444	$—	$1,718,444
Pledged securities	47,396	99,152	—	146,548
Derivative assets	—	—	36,751	36,751
Total	$47,396	$1,817,596	$36,751	$1,901,743

Liabilities
Derivative liabilities	$—	$—	$30,411	$30,411
Total	$—	$—	$30,411	$30,411

December 31, 2020
Assets
Loans held for sale	$—	$2,449,198	$—	$2,449,198
Pledged securities	17,473	119,763	—	137,236
Derivative assets	—	—	49,786	49,786
Total	$17,473	$2,568,961	$49,786	$2,636,220

Liabilities
Derivative liabilities	$—	$—	$5,066	$5,066
Total	$—	$—	$5,066	$5,066

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2021.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2021 and 2020:

	Level 3 Fair Value Measurements:
	Derivative Instruments
	For the three months ended		For the six months ended
	June 30,		June 30,
Derivative Assets and Liabilities, net (in thousands)	2021	2020	2021	2020
Beginning balance	$48,880	$(14,390)	$44,720	$15,532
Settlements	(211,771)	(140,540)	(341,515)	(314,835)
Realized gains recorded in earnings(1)	162,891	154,930	296,795	299,303
Unrealized gains (losses) recorded in earnings(1)	6,340	13,346	6,340	13,346
Ending balance	$6,340	$13,346	$6,340	$13,346
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2021:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$36,751	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$30,411	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2021 and December 31, 2020 are presented below:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$326,518	$326,518	$321,097	$321,097
Restricted cash	15,842	15,842	19,432	19,432
Pledged securities	146,548	146,548	137,236	137,236
Loans held for sale	1,718,444	1,718,444	2,449,198	2,449,198
Loans held for investment, net	272,033	273,021	360,402	362,586
Derivative assets	36,751	36,751	49,786	49,786
Total financial assets	$2,516,136	$2,517,124	$3,337,151	$3,339,335

Financial Liabilities:
Derivative liabilities	$30,411	$30,411	$5,066	$5,066
Secured borrowings	—	—	73,314	73,314
Warehouse notes payable	1,823,982	1,824,413	2,517,156	2,518,101
Note payable	290,498	293,284	291,593	294,773
Total financial liabilities	$2,144,891	$2,148,108	$2,887,129	$2,891,254

The following methods and assumptions were used for recurring fair value measurements as of June 30, 2021 and December 31, 2020.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2021 and December 31, 2020:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2021
Rate lock commitments	$816,038	$27,913	$7,958	$35,871	$36,202	$(331)	$—
Forward sale contracts	2,470,432	—	(29,531)	(29,531)	549	(30,080)	—
Loans held for sale	1,654,394	42,477	21,573	64,050	—	—	64,050
Total		$70,390	$—	$70,390	$36,751	$(30,411)	$64,050

December 31, 2020
Rate lock commitments	$1,374,784	$45,581	$(1,697)	$43,884	$43,895	$(11)	$—
Forward sale contracts	3,760,953	—	836	836	5,891	(5,055)	—
Loans held for sale	2,386,169	62,167	861	63,028	—	—	63,028
Total		$107,748	$—	$107,748	$49,786	$(5,066)	$63,028

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of June 30, 2021. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2021 collateral requirements as outlined above. As of June 30, 2021, reserve requirements for the DUS loan portfolio will require the Company to fund $66.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2021. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. At June 30, 2021, the net worth requirement was $245.4 million, and the Company's net worth, as defined in the requirements, was $1.1 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2021, the

Company was required to maintain at least $48.7 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $359.3 million as of June 30, 2021, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of June 30, 2021 and 2020 and December 31, 2020 and 2019:

	June 30,		December 31,
Pledged Securities (in thousands)	2021	2020	2020	2019
Restricted cash	$7,442	$1,768	$4,954	$2,150
Money market funds	39,954	4,004	12,519	5,054
Total pledged cash and cash equivalents	$47,396	$5,772	$17,473	$7,204
Agency MBS	99,152	122,524	119,763	114,563
Total pledged securities, at fair value	$146,548	$128,296	$137,236	$121,767

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. When the fair value of Agency MBS is lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table provides additional information related to the Agency MBS as of June 30, 2021 and December 31, 2020:

Fair Value and Amortized Cost of Agency MBS (in thousands)	June 30, 2021	December 31, 2020
Fair value	$99,152	$119,763
Amortized cost	95,710	117,136
Total gains for securities with net gains in AOCI	3,572	2,669
Total losses for securities with net losses in AOCI	(130)	(42)
Fair value of securities with unrealized losses	2,204	12,267

None of the pledged securities has been in a continuous unrealized loss position for more than 12 months.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	June 30, 2021
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	6,820	6,792
After five years through ten years	64,196	63,407
After ten years	28,136	25,511
Total	$99,152	$95,710

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2021 and 2020 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended June 30,		For the six months ended June 30,
EPS Calculations (in thousands, except per share amounts)	2021	2020	2021	2020
Calculation of basic EPS
Walker & Dunlop net income	$56,058	$62,059	$114,110	$109,888
Less: dividends and undistributed earnings allocated to participating securities	1,831	1,873	3,798	3,392
Net income applicable to common stockholders	$54,227	$60,186	$110,312	$106,496
Weighted-average basic shares outstanding	31,019	30,352	30,922	30,288
Basic EPS	$1.75	$1.98	$3.57	$3.52

Calculation of diluted EPS
Net income applicable to common stockholders	$54,227	$60,186	$110,312	$106,496
Add: reallocation of dividends and undistributed earnings based on assumed conversion	14	25	34	57
Net income allocated to common stockholders	$54,241	$60,211	$110,346	$106,553
Weighted-average basic shares outstanding	31,019	30,352	30,922	30,288
Add: weighted-average diluted non-participating securities	351	508	400	672
Weighted-average diluted shares outstanding	31,370	30,860	31,322	30,960
Diluted EPS	$1.73	$1.95	$3.52	$3.44

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three and six months ended June 30, 2021, an immaterial number of average restricted shares were excluded from the computation of diluted earnings per share under the treasury method. For the three and six months ended June 30, 2020, 537 thousand average restricted shares and an immaterial number of average restricted shares, respectively, were excluded. These average restricted shares were excluded from the computation of diluted earnings per share under the treasury method because the effect would have been anti-dilutive, as the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented.

The Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 12, 2021. During the first and second quarters of 2021, the Company did not repurchase any shares of its common stock under the share repurchase program. As of June 30, 2021, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2021 share repurchase program.

During each of the first and second quarters of 2021, the Company paid a dividend of $0.50 per share. On August 4, 2021, the Company’s Board of Directors declared a dividend of $0.50 per share for the third quarter of 2021. The dividend will be paid on September 3, 2021 to all holders of record of the Company’s restricted and unrestricted common stock as of August 19, 2021.

The Company’s Note payable (“Term Loan”) contains direct restrictions on the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company can pay for the foreseeable future.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;

●	changes to and trends in the interest rate environment and its impact on our business;

●	our growth strategy;

●	our projected financial condition, liquidity, and results of operations;

●	our ability to obtain and maintain warehouse and other loan funding arrangements;

●	our ability to make future dividend payments or repurchase shares of our common stock;

●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;

●	degree and nature of our competition;

●	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;

●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms that became applicable to us upon our acquisition of Zelman (as defined below);

●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;

●	general volatility of the capital markets and the market price of our common stock;

●	our ability to prevent, detect, and mitigate cybersecurity risks; and

●	other risks and uncertainties associated with our business described in our 2020 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending, debt brokerage, and property sales. We were the largest lender to multifamily properties and the fourth largest overall commercial real estate lender in the country in 2020. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial opportunities for our existing customers, and (iii) identify potential new customers. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by the fact that 55% of refinancing volumes in the quarter were new loans to us and 22% of total transaction volumes were from new customers.

We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily approved seller/servicer for Conventional Loans. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily property sales brokerage and appraisal services, and engage in commercial real estate investment management activities. We provide housing market research and real estate-related investment banking and advisory services, which provides our clients and us with market insight into many areas in the single-family and multifamily markets. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country, some of whom are the largest owners and developers in the industry. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, an approved Freddie Mac Multifamily Optigo® Seller/Servicer (“Freddie Mac lender”) nationally for Conventional, Seniors Housing, Targeted Affordable Housing, and small balance loans, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN (“LEAN”) lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). Those interim loans not closed by the joint venture or WDIP are originated by us and presented on our balance sheet as loans held for investment.

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

Agency Lending and Loan Servicing

We recognize loan origination and debt brokerage fees, net and the fair value of expected net cash flows from servicing, net from our lending with the Agencies when we commit to both originate a loan with a borrower and sell that loan to an investor. The loan origination and debt brokerage fees, net and the fair value of expected net cash flows from servicing, net for these transactions reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $250 million, which equates to a maximum loss per loan of $50 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $250 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $250 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transaction. The full risk-sharing limit in prior years was less than $250 million. Accordingly, loans originated in prior years may be subject to modified risk-sharing at much lower levels.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance lending business, which involves a high volume of transactions with smaller loan balances. In support of this business, we acquired a company with a technology platform that streamlines and accelerates the quoting, processing, and underwriting of small-balance, multifamily loans. Additionally, the technology platform provides the borrower with a web-based, user-friendly interface, enhancing the borrower’s experience during the origination process.

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

WDIP and its subsidiaries function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The activities of WDIP, a wholly owned subsidiary of the Company, are part of our strategy to grow and diversify our operations by growing our investment management platform. WDIP’s current assets under management (“AUM”) of $1.2 billion primarily consist of five sources: Fund III, Fund IV, Fund V, and Fund VI (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds consists of both unfunded commitments and funded investments and AUM for the separate accounts consist entirely of funded investments. Unfunded commitments are highest during the fund raising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

Property Sales

We offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties through our subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”). Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients, and we often times are able to provide financing to the purchaser of the properties through our Agency or debt brokerage teams. Our property sales services are offered in various regions throughout the United States. We have increased the number of property sales brokers and the geographical reach of our investment sales platform over the past several years through hiring and acquisitions and intend to continue this expansion in support of our growth strategy.

Appraisal Services

We have a joint venture branded Apprise by Walker & Dunlop with an international technology services company to offer automated multifamily appraisal services (“Appraisal JV”). The Appraisal JV leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through the licensing of our partner’s technology and leveraging of our expertise in the commercial real estate industry. We own a 50% interest in the Appraisal JV and account for the interest as an equity-method investment. While the operations of the Appraisal JV for the quarter ended June 30, 2021 were immaterial, the Appraisal JV’s operations continue to rapidly grow with significant increases in the volume of appraisal reports generated and a client list that includes several national commercial real estate lenders.

Housing Market Research and Real Estate Investment Banking Services

During the third quarter of 2021, we closed on the acquisition of certain assets and the assumption of certain liabilities of Zelman Holdings, LLC (“Zelman”) through a 75% interest in a newly formed entity, WDIB, LLC (“WDIB”). Zelman is a nationally recognized housing market research and investment banking firm that will enhance the information we provide to our clients and increase our access to high-quality market insight in many areas of the single-family and multifamily markets, including construction trends, demographics, mortgage finance, and real estate technology and services. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions, and through its offering of real estate-related investment banking and advisory services.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value at loan sale (“OMSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, escrow earnings, prepayment speed, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the OMSR over the estimated life of the underlying loan. The discount rates used for all OMSRs were between 8-14% and 10-15% for both the three and six months ended June 30, 2021 and 2020, respectively, and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for OMSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. We record an individual OMSR asset (or liability) for each loan at loan sale. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase (“PMSR”) is equal to the purchase price paid. For PMSRs, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio.

The assumptions used to estimate the fair value of capitalized OMSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically, including the most-significant assumption – the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. During the first quarter of 2021, we reduced the discount rate and escrow earnings rate assumptions for our OMSRs. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the condensed consolidated financial statements details the portfolio-level impact of a change in the discount rate).

For PMSRs, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life at purchase (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual loans do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, we prospectively adjust the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. We have made adjustments to the estimated life of our PMSRs in the past when the actual experience of prepayments differed materially from the estimated prepayments.

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

Overview of Current Business Environment

Entering 2021, the pandemic continued to impact macroeconomic conditions with U.S. unemployment rates at elevated levels but significantly improved compared to the middle of 2020. Congress passed three pandemic stimulus packages to provide funding for government programs directly supporting households and businesses. Specifically, as it relates to our business, a total of $47 billion in renter assistance was funded, which enabled many renters to continue to meet monthly obligations. In the second quarter of 2021, vaccination programs across the U.S. accelerated and became widely available to the public, resulting in most jurisdictions eliminating or significantly curtailing economic restrictions. With the lifting of economic restrictions, macroeconomic conditions are recovering quickly with the reported unemployment rate falling to 5.9% as of June 2021 from 6.7% as of December 2020. Although vaccines and vaccination programs are widely available to the public and cases remain relatively low compared to the height of the pandemic, cases have begun to rise in July 2021 primarily due to new variants, and there is still uncertainty around the end of the pandemic and the ongoing economic recovery.

To support the economic recovery, the Federal Reserve set the Federal Funds Rate at a target of 0% to 0.25% at the beginning of the pandemic and has maintained that rate through the first six months of 2021. The Federal Reserve also indicated in its June 2021 meeting that it intends to keep rates at these low levels as the economy continues to recover and until the economy reaches what it believes is full employment.

This action by the Federal Reserve, along with the Federal Reserve’s short-term commitment to continue buying Treasury securities and Agency mortgage-backed securities (“Agency MBS”) in amounts necessary to support the smooth functioning of capital markets, has enabled Agency securities to continue trading uninterrupted with little to no change in the credit spreads that drive pricing of Agency MBS and has contributed to very low long-term mortgage interest rates, which form the basis for most of our lending.

The Agencies responded to the pandemic by offering loan forbearance to borrowers for up to 180 days, provided a borrower is able to show that a property is experiencing a financial hardship as a direct result of the pandemic. Under the loan forbearance plan, borrowers will repay the forborne payments over a 12- to 24-month period without penalties. For borrowers under the loan forbearance plan, the Agencies also require the borrowers to halt eviction of tenants living in the financed assets and provide tenants flexibility in repayment of delinquent rent. In the second quarter of 2021, the Agencies extended this program through September 2021. The creation of the loan forbearance program may have a direct impact on some borrowers’ ability to make monthly debt service payments, and in turn, may impact the Company’s obligation to advance funds to bondholders under our servicing agreements with Fannie Mae and HUD. We do not have advance obligations with respect to our Freddie Mac or life insurance servicing agreements. To date, very few of our multifamily borrowers have requested loan forbearance, and our outstanding advances were immaterial under our Fannie Mae and HUD servicing agreements at June 30, 2021. Declining rent collections and a borrower’s inability to make all required payments once the forbearance period is over could lead to an increase in delinquencies and losses beyond what we have experienced since the great financial crisis of 2007-2010, although we have not experienced this to date and our current expectation is for credit conditions to continue improving over time as broad-based economic growth accelerates in a post-pandemic environment.

Multifamily property fundamentals prior to the pandemic were strong and have maintained this strength through the pandemic and the ongoing recovery with only minor disruptions during the pandemic. According to RealPage, a provider of commercial real estate data and analytics, occupancy rates have increased to 96.5% as of June 2021, compared to 95.8% as of December 2019, prior to the start of the pandemic. Rent growth in the second quarter of 2021 improved to an annualized growth rate of 6.3%.

Our multifamily property sales volumes grew significantly year over year in the second quarter of 2021, as (i) the multifamily acquisitions market was very active during the quarter, (ii) we have expanded the number of property sales brokers and the geographical reach of our property sales platform, and (iii) our volume in the second quarter of 2020 was unusually low due to the pandemic. Long term, we believe the market fundamentals will continue to be positive for multifamily property sales. Over the last several years, and in the months leading up to the pandemic, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily property sales market were strong prior to the pandemic, and when coupled with the economic recovery and rising real-estate prices, it is our expectation that market demand for multifamily property sales will continue to grow as this asset class will remain an attractive investment option.

Our debt brokerage platform continued its strong growth into the second quarter of 2021, with brokered volume increasing significantly during the year. The increase in volume reflects the continued demand from private capital providers, with activity focused not only on multifamily but other commercial real estate assets such as office and retail. Additionally, our debt brokerage volume in the second quarter of 2020 was unusually low due to the pandemic. We expect the non-multifamily debt financing volumes to continue to recover over time as other commercial real estate asset classes stabilize post-pandemic.

Our Agency multifamily debt financing operations have remained very active over the past year. We are a market-leading originator with the Agencies, and we believe our market leadership positions us to be a significant lender with the Agencies for the foreseeable future.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2020, FHFA established Fannie Mae’s and Freddie Mac’s 2021 loan origination caps at $70 billion each for all multifamily business. During the three months ended June 30, 2021, Fannie Mae and Freddie Mac had multifamily origination volumes of $10.9 billion and $13.1 billion, respectively, down 44.1% and 35.5%, respectively, from the same period in 2020. During the six months ended June 30, 2021, Fannie Mae and Freddie Mac had multifamily origination volumes of $32.4 billion and $27.1 billion, respectively, down 3.9% and 10.6% from the first half of 2020, respectively, leaving a combined $80.5 billion of available lending capacity for the remainder of the year. GSE lending volume slowed in the first half of 2021, as the GSEs’ pricing on multifamily debt has been less competitive as other capital sources reenter the market, and as the GSEs manage their originations under their lending caps. With a combined $80.5 billion or 58% of available lending capacity remaining, we expect the GSEs’ lending to accelerate in the second half of 2021.

Our debt financing operations with HUD remained strong during the first half of 2021, with HUD loan volumes increasing 5% and 30% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase in HUD debt financing volumes was driven by continued strong demand for HUD’s multifamily lending product, which provides borrowers with favorable economics on long-term, fully amortizing debt.

We expect strength in our Agency operations to continue despite the return of other capital sources. An additional positive factor influencing multifamily financing volumes is the historically low interest rate environment, which is incentivizing some borrowers to refinance their properties in spite of the prepayment penalty fees they may incur. We continue to seek additional resources and scale to our Agency lending platform.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams from future servicing fees. During the three and six months ended June 30, 2021, servicing fees are up 21% and 20%, respectively, over the same periods last year due to the record amount of MSRs we generated in 2020. A decline in our Agency originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with debt financing volume and future servicing fee revenue would be constrained or decline.

We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and to dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. For the second quarter of 2021, we originated $206.5 million of Interim Program JV loans, compared to no originations in the second quarter of 2020. In the second quarter of 2020, we did not originate any new Interim Program loans as a result of the pandemic. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2021 and 2020. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$1,911,976	$2,762,299	$3,445,000	$6,933,790
Freddie Mac	1,003,319	1,769,280	2,016,039	2,767,076
Ginnie Mae ̶ HUD	672,574	640,150	1,294,707	994,837
Brokered(1)	6,280,578	1,495,500	10,583,070	5,489,385
Principal Lending and Investing(2)	318,237	14,091	496,487	122,041
Total Debt Financing Volume	$10,186,684	$6,681,320	$17,835,303	$16,307,129
Property Sales Volume	3,341,532	446,684	4,737,292	2,177,301
Total Transaction Volume	$13,528,216	$7,128,004	$22,572,595	$18,484,430

Key Performance Metrics:
Operating margin	26%	33%	29%	30%
Return on equity	18	23	19	21
Walker & Dunlop net income	$56,058	$62,059	$114,110	$109,888
Adjusted EBITDA(3)	66,514	48,394	127,181	112,522
Diluted EPS	1.73	1.95	3.52	3.44

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	50%	42%	47%	40%
Other operating expenses	7	5	7	6

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees(4)	1.07%	1.17%	1.04%	0.95%
MSR income(5)	0.63	1.36	0.69	0.98
MSR income, as a percentage of Agency debt financing volume(6)	1.72	1.75	1.77	1.48

(dollars in thousands)	As of June 30,
Managed Portfolio:	2021	2020
Components of Servicing Portfolio
Fannie Mae	$51,077,660	$45,160,004
Freddie Mac	37,887,969	33,222,090
Ginnie Mae - HUD	9,904,246	9,749,888
Brokered (7)	13,129,969	11,519,629
Principal Lending and Investing (8)	276,738	336,473
Total Servicing Portfolio	$112,276,582	$99,988,084
Assets under management (9)	1,801,577	1,884,673
Total Managed Portfolio	$114,078,159	$101,872,757

SUPPLEMENTAL OPERATING DATA -continued

	As of June 30,
Key Servicing Portfolio Metrics (end of period):	2021	2020
Custodial escrow account balance (in billions)	$3.0	$2.3
Weighted-average servicing fee rate (basis points)	24.5	23.3
Weighted-average remaining servicing portfolio term (years)	9.2	9.5

The following tables present WDIP’s AUM as of June 30, 2021 and 2020:

	As of June 30, 2021
	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$37,781	$83,471	$121,252
Fund IV	88,827	111,616	200,443
Fund V	232,560	39,256	271,816
Fund VI	27,655	—	27,655
Separate accounts	—	550,879	550,879
Total assets under management	$386,823	$785,222	$1,172,045

	As of June 30, 2020
	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$79,267	$100,059	$179,326
Fund IV	165,294	141,087	306,381
Fund V	194,753	7,342	202,095
Separate accounts	—	501,604	501,604
Total assets under management	$439,314	$750,092	$1,189,406

(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	For the three months ended June 30, 2021, includes $206.5 million from the Interim Program JV, $95.7 million from the Interim Loan Program, and $16.0 million from WDIP separate accounts. For the six months ended June 30, 2021, includes $351.0 million from the Interim Program JV, $129.5 million from the Interim Loan Program and $16.0 million from WDIP separate accounts. For the three months ended June 30, 2020, includes $14.1 million from WDIP separate accounts. For the six months ended June 30, 2020, includes $86.2 million from the Interim Program JV and $35.8 million from WDIP separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	Excludes the income and debt financing volume from Principal Lending and Investing.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and debt financing volume from Principal Lending and Investing.
(6)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(7)	Brokered loans serviced primarily for life insurance companies.
(8)	Consists of interim loans not managed for the Interim Program JV.
(9)	As of June 30, 2021, includes $629.5 million of Interim Program JV managed loans and WDIP assets under management of $1.2 billion. As of June 30, 2020, includes $624.1 million of Interim Program JV managed loans, $71.1 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.2 billion.

The following tables present a period-to-period comparison of our financial results for the three and six months ended June 30, 2021 and 2020.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$107,472	$77,907	$29,565	38%
Fair value of expected net cash flows from servicing, net	61,849	90,369	(28,520)	(32)
Servicing fees	69,052	56,862	12,190	21
Property sales broker fees	22,454	3,561	18,893	531
Net warehouse interest income	4,630	9,401	(4,771)	(51)
Escrow earnings and other interest income	1,823	2,671	(848)	(32)
Other revenues	14,131	12,054	2,077	17
Total revenues	$281,411	$252,825	$28,586	11

Expenses
Personnel	$141,421	$106,920	$34,501	32%
Amortization and depreciation	48,510	42,317	6,193	15
Provision (benefit) for credit losses	(4,326)	4,903	(9,229)	(188)
Interest expense on corporate debt	1,760	2,078	(318)	(15)
Other operating expenses	19,748	13,069	6,679	51
Total expenses	$207,113	$169,287	$37,826	22
Income from operations	$74,298	$83,538	$(9,240)	(11)
Income tax expense	18,240	21,479	(3,239)	(15)
Net income	$56,058	$62,059	$(6,001)	(10)

FINANCIAL RESULTS – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$183,351	$154,280	$29,071	19%
Fair value of expected net cash flows from servicing, net	119,784	158,369	(38,585)	(24)
Servicing fees	135,030	112,296	22,734	20
Property sales broker fees	31,496	13,173	18,323	139
Net warehouse interest income	9,185	14,896	(5,711)	(38)
Escrow earnings and other interest income	3,940	13,414	(9,474)	(71)
Other revenues	22,913	20,554	2,359	11
Total revenues	$505,699	$486,982	$18,717	4

Expenses
Personnel	$237,636	$196,445	$41,191	21%
Amortization and depreciation	95,381	82,079	13,302	16
Provision (benefit) for credit losses	(15,646)	28,546	(44,192)	(155)
Interest expense on corporate debt	3,525	4,938	(1,413)	(29)
Other operating expenses	37,335	31,159	6,176	20
Total expenses	$358,231	$343,167	$15,064	4
Income from operations	$147,468	$143,815	$3,653	3
Income tax expense	33,358	34,151	(793)	(2)
Net income before noncontrolling interests	$114,110	$109,664	$4,446	4
Less: net loss from noncontrolling interests	—	(224)	224	(100)
Walker & Dunlop net income	$114,110	$109,888	$4,222	4

Overview

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The increase in revenues was driven by increases in loan origination and debt brokerage fees, net (“origination fees”), servicing fees, and property sales broker fees, partially offset by decreases in fair value of expected net cash flows from servicing, net (“MSR Income”) and net warehouse interest income. The increase in origination fees was primarily related to an overall increase in debt financing volume, particularly in our brokered debt financing volume. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was a result of an increase in property sales volume. MSR Income decreased as a result of a decrease in Agency debt financing volume. Net warehouse interest income decreased primarily due to a decrease in the average balance outstanding for both loans held for sale (“LHFS”) and loans held for investment (“LHFI”).

The increase in expenses was largely attributable to increases in personnel expenses, amortization and depreciation, and other operating expenses, partially offset by a change in provision (benefit) for credit losses. The increase in personnel expenses was primarily a result of an increase in commission costs due to an increase in total transaction volume and salaries and benefits costs driven by an increase in the average headcount. Amortization and depreciation expense increased due to an increase in the average MSR balance. Other operating expenses increased largely as a result of the overall growth of the Company over the past year. The change to a benefit for credit losses in 2021 from a provision for credit losses in 2020 was driven by improvements in the forecasted unemployment rate, resulting in a decrease in our CECL reserves.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The increase in revenues was driven by increases in origination fees, servicing fees, and property sales broker fees, partially offset by decreases in MSR Income, net warehouse interest income, and escrow earnings and other interest income. The increase in origination fees was primarily related to an overall increase in debt financing volume, particularly in our brokered and HUD loan origination volumes. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was a result of the increase in property sales volume. MSR Income decreased as a result of a decrease in Agency debt financing volume. Net warehouse interest income decreased due to decreases in the average balances and net spreads for both LHFS and LHFI. Escrow earnings and other interest income decreased largely due to a substantial decrease in the average earnings rate.

The increase in expenses was mainly driven by increases in personnel expenses, amortization and depreciation, and other operating expenses, partially offset by a change in provision (benefit) for credit losses. The increase in personnel expenses was primarily a result of an increase in commission costs due to an increase in total transaction volume and salaries and benefits costs due primarily to an increase in the average headcount. Amortization and depreciation expense increased due to an increase in the average MSR balance. Other operating expenses increased as a result of the overall growth of the Company over the past year. The change to a benefit for credit losses in 2021 from a provision for credit losses in 2020 was driven by improvements in the forecasted unemployment rate, resulting in a decrease in our CECL reserve.

Revenues

Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net. The following tables provide additional information that helps explain changes in origination fees and MSR Income period over period:

	For the three months ended		For the six months ended
	June 30,		June 30,
Debt Financing Volume by Product Type	2021	2020	2021	2020
Fannie Mae	19%	41%	19%	43%
Freddie Mac	10	26	11	17
Ginnie Mae ̶ HUD	7	10	7	6
Brokered	61	23	60	33
Principal Lending and Investing	3	—	3	1

	For the three months ended		For the six months ended
	June 30,		June 30,
Mortgage Banking Details (dollars in thousands)	2021	2020	2021	2020
Origination Fees	$107,472	$77,907	$183,351	$154,280
Dollar Change	$29,565		$29,071
Percentage Change	38%		19
MSR Income (1)	$61,849	$90,369	$119,784	$158,369
Dollar Change	$(28,520)		$(38,585)
Percentage Change	(32)%		(24)
Origination Fee Rate (2) (basis points)	107	117	104	95
Basis Point Change	(10)		9
Percentage Change	(9)%		9
MSR Rate (3) (basis points)	63	136	69	98
Basis Point Change	(73)		(29)
Percentage Change	(54)%		(30)
Agency MSR Rate (4) (basis points)	172	175	177	148
Basis Point Change	(3)		29
Percentage Change	(2)%		20
(1)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(2)	Origination fees as a percentage of total mortgage banking volume.
(3)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(4)	MSR Income as a percentage of Agency debt financing volume.

For the three months ended June 30, 2021, the increase in origination fees was driven by the significant increase in overall debt financing volume, particularly by substantial growth in our brokered debt financing volume, which grew by 320% from the three months ended June 30, 2020. The increase in origination fees due to the increase in volume was partially offset by a decrease in the origination fee rate resulting from the shift in transaction mix from 77% Agency loans in 2020 to 36% Agency loans in 2021. We typically earn higher origination fees on Agency loans than brokered loans.

MSR Income decreased for the three months ended June 30, 2021, primarily as a result of a 36% decrease in Agency debt financing volume.

For the six months ended June 30, 2021, the increase in origination fees was driven by the significant increase in overall debt financing, driven by the growth in our brokered debt financing volume noted above, which grew by 93% from the six months ended June 30, 2020. Additionally, the origination fee rate increased from 2020 to 2021 as during the first quarter of 2020, we originated a $2.1 billion portfolio of Fannie Mae loans that had a very low origination fee rate, with no comparable activity in 2021.

MSR Income declined for the six months ended June 30, 2021, as a result of a 44% decrease in Agency debt financing volumes partially offset by an increase in the Agency MSR Rate. The Agency MSR Rate increased year over year due to the large portfolio discussed above, which had a very low servicing fee.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Servicing Fees. For both the three and six months ended June 30, 2021, the increase was primarily attributable to increases in the average servicing portfolio period over period as shown below primarily due to higher loan originations and relatively few payoffs over the last 12 months, coupled with increases in the servicing portfolio’s average servicing fee rates as shown below. The increases in the average servicing fee are the result of the large volume of Fannie Mae debt financing volume with high servicing fees over the past year.

	For the three months ended		For the six months ended
	June 30,		June 30,
Servicing Fees Details (dollars in thousands)	2021	2020	2021	2020
Average Servicing Portfolio	$110,949,226	$97,997,335	$109,736,658	$96,132,240
Dollar Change	12,951,891		13,604,418
Percentage Change	13%		14%
Average Servicing Fee (basis points)	24.4	23.2	24.3	23.2
Basis Point Change	1.2		1.1
Percentage Change	5.2%		4.7%

Property sales broker fees. For the three and six months ended June 30, 2021, the increase in property sales broker fees was driven by significant increases in the property sales volume year over year. See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in property sales volumes.

Net Warehouse Interest Income. For the three and six months ended June 30, 2021, the decreases in net warehouse interest income were the result of decreases in net warehouse interest income from both LHFS and LHFI. The decrease in net warehouse interest income from LHFS for the three months ended June 30, 2021 was due to a 59% decrease in the average outstanding balance due to the lower volume of Agency loans in 2021 than 2020, partially offset by a 12% increase in the net spreads, as the short-term interest rates upon which we incur interest expense decreased at a faster rate than the mortgage rates upon which we earn interest income. For the six months ended June 30, 2021, the decrease in net warehouse interest income from LHFS was due to a 25% decrease in the average outstanding balance due to the lower volume of Agency loans in 2021 than 2020, coupled with a 9% decrease in net spreads, as the mortgage rates upon which we earn interest income increased at a slower rate than the short-term interest rates upon which we incur interest expense.

The decrease in interest income from LHFI for the three and six months ended June 30, 2021 was primarily due to decreases in the average outstanding balance coupled with decreases in the net spread. The average outstanding balance decreased for the three and six months ended June 30, 2021 due to low origination activity during the year ended December 31, 2020, as the market for interim loans was interrupted due to the pandemic. The payoffs we had in 2020 were not fully replaced with new originations, resulting in a lower starting balance in 2021 than in 2020. We have seen an increase in our interim loan volume in 2021, particularly during the second quarter. The decreases in net spreads for the three and six months ended June 30, 2021 were the result of having a larger balance of LHFI funded with corporate cash in 2020 than 2021.

	For the three months ended		For the six months ended
	June 30,		June 30,
Net Warehouse Interest Income Details (dollars in thousands)	2021	2020	2021	2020
Average LHFS Outstanding Balance	$1,057,876	$2,599,844	$1,288,592	$1,716,444
Dollar Change	$(1,541,968)		$(427,852)
Percentage Change	(59)%		(25)%
LHFS Net Spread (basis points)	109	97	83	91
Basis Point Change	12		(8)
Percentage Change	12%		(9)%
Average LHFI Outstanding Balance	$262,309	$362,345	$280,171	$401,532
Dollar Change	$(100,036)		$(121,361)
Percentage Change	(28)%		(30)%
LHFI Net Spread (basis points)	266	341	274	353
Basis Point Change	(75)		(79)
Percentage Change	(22)%		(22)%

Escrow Earnings and Other Interest Income. For the six months ended June 30, 2021, the decrease was primarily due to a significant decrease in average earnings rate on our escrow accounts resulting from a decrease in short-term interest rates in the broader market, slightly offset by an increase in the average balance of escrow accounts due to an increase in the average servicing portfolio.

Expenses

Personnel. For the three months ended June 30, 2021, the increase was primarily the result of a $27.4 million increase in commission costs due to higher origination fees and property sales revenues, a $5.4 million increase in salaries and benefits due to an increase in the average headcount to support our growth efforts, and a $2.2 million increase in stock compensation expense. The average headcount increased from 860 in 2020 to 1027 in 2021. Stock compensation increased due to higher expense associated with a stock grant provided to the vast majority of our non-executive employee base in the fourth quarter of 2020.

For the six months ended June 30, 2021, the increase was primarily the result of a $24.9 million increase in commission costs due to higher origination fees and property sales revenues, an $11.5 million increase in salaries and benefits due to an increase in average headcount to support our growth efforts, and a $4.9 million increase in stock compensation expense. The average headcount increased from 848 for the first six months of 2020 to 999 for the first six months of 2021. Stock compensation increased due to higher expense associated with our performance share plans and a stock grant provided to the vast majority of our non-executive employee base in the fourth quarter of 2020. The expense for our performance share plans was unusually low during 2020 due to the uncertainty associated with the pandemic.

Amortization and Depreciation. For the three and six months ended June 30, 2021, the increase was primarily attributed to loan origination activity and the resulting growth in the average MSR balance. Over the past 12 months, we have added $137.2 million of MSRs, net of amortization and write offs due to prepayment.

Provision (Benefit) for Credit Losses. For the three months ended June 30, 2021, the change in the provision (benefit) for credit losses was due to improvements in the forecasted unemployment rate and sustained strength in occupancy and other multifamily operating fundamentals. We lowered our forecast-period loss rate for our June 30, 2021 CECL reserve calculation to three basis points from four basis points as of March 31, 2021, resulting in a benefit for credit losses for the three months ended June 30, 2021. For the three months ended June 30, 2020, the provision for credit losses was primarily attributable to the increase in our at-risk Fannie Mae servicing portfolio and the resulting increase in the CECL reserve as we did not change the forecasted loss rate from March 31, 2020 to June 30, 2020.

For the six months ended June 30, 2021, the change in the provision (benefit) for credit losses was due to the improvements in the forecasted unemployment rate and sustained strength in multifamily operating fundamentals noted above. In the first half of 2020, we increased our forecasted loss rate for our June 30, 2020 CECL reserve calculation to seven basis points from one basis point upon implementation at January 1, 2020 as a result of the expected negative economic impacts of the pandemic, which resulted in a significant provision expense for the six months ended June 30, 2020. With the economic improvements noted above, we lowered our forecast-period loss rate for our June 30, 2021 CECL reserve calculation to three basis points from six basis points at December 31, 2020, resulting in a significant benefit for credit losses in 2021.

We have not experienced any defaults and minimal delinquencies in our at-risk servicing portfolio since the onset of the pandemic.

Other Operating Expenses. The increase for the three months ended June 30, 2021 primarily stemmed from increased professional fees due to our growth initiatives, travel costs as our bankers and brokers resumed traveling for in person meetings, and other expenses.

The increase for the six months ended June 30, 2021 was largely attributable to increased technology costs and growth efforts, professional fees due to our growth initiatives, and other operating expenses.

Income Tax Expense. For the three months ended June 30, 2021, the decrease in income tax expense relates primarily to the 11% decrease in income from operations and a $1.1 million increase in realizable excess tax benefits recognized year over year due to a substantial increase in the price at which restricted stock vested and options were exercised.

For the six months ended June 30, 2021, the decrease in income tax expense relates primarily to a $2.0 million increase in realizable excess tax benefits recognized year over year due to a substantial increase in the number of shares of restricted stock vested and options exercised and an increase in the price at which these awards vested or were exercised, partially offset by the 3% increase in income from operations.

We do not expect our annual estimated effective tax rate to differ significantly from the 26.2% rate estimated for the three months ended June 30, 2021 as we do not have significant permanent differences. Accordingly, we expect an estimated effective tax rate of between approximately 25.5% and 26.5% for the remainder of the year. The effective tax rate decreased slightly year over year from 23.7% in 2020 to 22.6% in 2021 due to the increase in realizable excess tax benefits, partially offset by a slightly higher estimated annual effective tax rate in 2021 compared to 2020. The increase in the estimated annual effective tax rate was due to an increase in the value of executive restricted and performance shares that vested in 2021 compared to 2020.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$56,058	$62,059	$114,110	$109,888
Income tax expense	18,240	21,479	33,358	34,151
Interest expense on corporate debt	1,760	2,078	3,525	4,938
Amortization and depreciation	48,510	42,317	95,381	82,079
Provision (benefit) for credit losses	(4,326)	4,903	(15,646)	28,546
Net write-offs	—	—	—	—
Stock compensation expense	8,121	5,927	16,237	11,289
Fair value of expected net cash flows from servicing, net	(61,849)	(90,369)	(119,784)	(158,369)
Adjusted EBITDA	$66,514	$48,394	$127,181	$112,522

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Origination fees	$107,472	$77,907	$29,565	38%
Servicing fees	69,052	56,862	12,190	21
Property sales broker fees	22,454	3,561	18,893	531
Net warehouse interest income	4,630	9,401	(4,771)	(51)
Escrow earnings and other interest income	1,823	2,671	(848)	(32)
Other revenues	14,131	12,054	2,077	17
Personnel	(133,300)	(100,993)	(32,307)	32
Net write-offs	—	—	—	N/A
Other operating expenses	(19,748)	(13,069)	(6,679)	51
Adjusted EBITDA	$66,514	$48,394	$18,120	37

ADJUSTED EBITDA – SIX MONTHS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Origination fees	$183,351	$154,280	$29,071	19%
Servicing fees	135,030	112,296	22,734	20
Property sales broker fees	31,496	13,173	18,323	139
Net warehouse interest income	9,185	14,896	(5,711)	(38)
Escrow earnings and other interest income	3,940	13,414	(9,474)	(71)
Other revenues	22,913	20,778	2,135	10
Personnel	(221,399)	(185,156)	(36,243)	20
Net write-offs	—	—	—	N/A
Other operating expenses	(37,335)	(31,159)	(6,176)	20
Adjusted EBITDA	$127,181	$112,522	$14,659	13

Three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020

Origination fees increased due to significant increases in overall debt financing volumes. Servicing fees increased due to increases in the average servicing portfolio period over period as a result of the substantial loan originations and relatively few payoffs over the last 12 months and increases in the average servicing fee. Property sales broker fees increased as a result of the increases in property sales volumes. Net warehouse interest income decreased primarily due to decreases in the average outstanding balances. Escrow earnings and other interest income decreased primarily as a result of declines in the average earnings rates. The increases in personnel expense were primarily due to increased commission costs due to the increases in total transaction volumes and salaries and benefits resulting from increases in average headcount. Other operating expenses increased as a result of the overall growth of the Company over the past year.

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

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2021 and 2020.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Net cash provided by (used in) operating activities	$759,342	$(822,643)	$1,581,985	(192)%
Net cash provided by (used in) investing activities	75,411	73,971	1,440	2
Net cash provided by (used in) financing activities	(802,999)	903,974	(1,706,973)	(189)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	389,756	291,868	97,888	34

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$731,775	$(900,150)	$1,631,925	(181)%
Net cash provided by (used in) operating activities, excluding loan origination activity	27,567	77,507	(49,940)	(64)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(2,000)	$(14,155)	$12,155	(86)%
Proceeds from the prepayment/sale of pledged AFS securities	22,092	4,739	17,353	366
Acquisitions, net of cash received	(10,507)	(46,784)	36,277	(78)
Net payoff of (investment in) loans held for investment	89,566	139,030	(49,464)	(36)
Net distributions from (investments in) joint ventures	$(16,692)	$(6,470)	$(10,222)	158%

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(744,281)	$1,009,302	$(1,753,583)	(174)%
Borrowings of interim warehouse notes payable	84,766	33,127	51,639	156
Repayments of interim warehouse notes payable	(34,174)	(84,959)	50,785	(60)
Repurchase of common stock	(14,190)	(27,142)	12,952	(48)
Repayment of secured borrowings	(73,312)	—	(73,312)	N/A
Cash dividends paid	(32,122)	(22,641)	(9,481)	42

The change in cash flows from operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows received in loan origination activities is primarily attributable to sales of loans held for sale outpacing originations by $731.8 million during the first half of 2021 (net receipt of cash) compared to originations outpacing sales of loans held for sale by $900.2 million during the first half of 2020 (net use of cash). Our Agency debt financing activity decreased year over year, which resulted in less cash used in originations during the first six months of 2021. Excluding cash received or used for the origination and sale of loans, cash flows provided by operations were $27.6 million in 2021, down from $77.5 million in 2020. The decrease was largely due to an increase in cash used to pay down other liabilities of $82.1 million, partially offset by a $34.5 million change in the adjustment for the change in the fair value of premiums and origination fees.

The slight change in cash provided by investing activities is primarily attributable to an increase in cash provided by prepayment and sale of pledged AFS securities, a decrease in cash used for acquisitions, and a decrease in purchases of AFS securities, almost entirely offset by a decrease in net payoff of loans held for investment and an increase in net investment in joint ventures.

The change to cash used in financing activities from cash provided by financing activity was primarily attributable to the change to net warehouse repayments in 2021 from net warehouse borrowings in 2020, the repayment of our secured borrowings, and an increase in cash dividends paid, partially offset by net borrowings of interim warehouse notes payable and a decrease in cash paid for stock repurchases. The change to net repayments of warehouse notes payable during 2021 was largely due to the increase in net cash received for loan origination activity, resulting in net repayments of the related warehouse notes payables. The repayment of secured borrowings was the result of the secured borrowing being paid off in the second quarter of 2021, a unique transaction. Cash dividends paid increased as a result of the increase in our dividend to $0.50 per share in 2021 compared to $0.36 per share in 2020. Net repayments of interim warehouse notes payable in 2020 changed to net borrowings of interim warehouse notes payable in 2021 due to a decrease in net payoffs of loans held for investment mentioned above. The decrease in cash paid for repurchases of common stock was related to repurchases under approved stock repurchase programs. In 2021, we did not repurchase any shares under approved repurchase programs, while in 2020 we repurchased $10.2 million of shares under such programs.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) fund loans held for investment under the Interim Loan Program; (iii) pay cash dividends; (iv) fund our portion of the equity necessary for the operations of the Interim Program JV, the Appraisal JV, and other equity-method investments; (v) meet working capital needs to support our day-to-day operations, including debt service payments, servicing advances and payments for salaries, commissions, and income taxes; and (vi) meet working capital needs to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of June 30, 2021. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of June 30, 2021, the net worth requirement was $245.4 million, and our net worth was $1.1 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2021, we were required to maintain at least $48.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2021, we had operational liquidity of $359.3 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.50 per share in each of the first and second quarters of 2021, which is 39% higher than the quarterly dividend paid in each of the first and second quarters of 2020. On August 4, 2021, our Board of Directors declared a dividend of $0.50 per share for the third quarter of 2021. The dividend will be paid on September 3, 2021 to all holders of record of the Company’s restricted and unrestricted common stock as of August 19, 2021.

Over the past three years, we have returned $206.6 million to investors in the form of the repurchase of 1.6 million shares of our common stock under share repurchase programs for a cost of $76.1 million and cash dividend payments of $130.5 million. Additionally, we have invested $120.3 million in acquisitions. On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of June 30, 2021, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $14.7 million and loans held for sale of $14.2 million. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2021, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75 million of shares of our common stock over a 12-month period beginning February 12, 2021. Through June 30, 2021 we have not repurchased any shares under the 2021 repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of June 30, 2021, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $99.2 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2021 collateral requirements as outlined above. As of June 30, 2021, reserve requirements for the June 30, 2021 DUS loan portfolio will require us to fund $66.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2021.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of June 30, 2021.

	June 30, 2021
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$347,747	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	390,370	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	125,951	30-day LIBOR plus 1.30%
Agency Warehouse Facility #4	350,000	—	350,000	246,769	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	276,874	30-day LIBOR plus 1.45%
Agency Warehouse Facility #6	150,000	$100,000	$250,000	$70,913	30-day LIBOR plus 1.40%
Total National Bank Agency Warehouse Facilities	2,225,000	1,665,000	3,890,000	1,458,624
Fannie Mae repurchase agreement, uncommitted line and open maturity	$—	$1,500,000	$1,500,000	$180,953
Total Agency Warehouse Facilities	2,225,000	3,165,000	5,390,000	1,639,577
Interim Warehouse Facility #1	$135,000	$—	$135,000	$71,572	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65% to 2.00%
Interim Warehouse Facility #3	75,000	75,000	150,000	59,453	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	329,810	75,000	404,810	184,835
Total warehouse facilities	$2,554,810	$3,240,000	$5,794,810	$1,824,412
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

Agency Warehouse Facilities

As of June 30, 2021, we had six warehouse lines of credit in the aggregate amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”) that we use to fund substantially all of our loan originations. The six warehouse facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 25, 2021. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 130 basis points. During the second quarter of 2021, we executed an amendment that decreased the borrowing rate to 30-day LIBOR plus 130 basis points from 30-day LIBOR plus 140 basis points and decreased the 30-day LIBOR floor to zero from 25 basis points. No other material modifications have been made to the agreement in 2021.

Agency Warehouse Facility #2:

We have a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on April 14, 2022. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at the 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During the second quarter of 2021, we executed amendments that extended the maturity date thereunder until April 14, 2022 and decreased the borrowing rate to 30-day LIBOR plus 130 basis points from 30-day LIBOR plus 140 basis points. No other material modifications have been made to the agreement during 2021.

Agency Warehouse Facility #3:

We have a $600.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on May 14, 2022. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. During the second quarter of 2021, we executed amendments that extended the maturity date to May 14, 2022 for the committed borrowing capacity. Additionally, the amendments increased the borrowing rate to 30-day LIBOR plus 130 basis points from 30-day LIBOR plus 115 basis points and decreased the 30-day LIBOR floor to zero basis points from 50 basis points. No other material modifications have been made to the agreement during 2021.

Agency Warehouse Facility #4:

We have a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on June 22, 2022. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, FHA, and defaulted HUD and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. During the second quarter of 2021, we executed an amendment that extended the maturity date thereunder until June 22, 2022, decreased the borrowing rate to 30-day LIBOR plus 130 basis points from 30-day LIBOR plus 140 basis points, and decreased the 30-day LIBOR floor to five basis points from 25 basis points. No other material modifications have been made to the agreement during 2021.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Loan Program, we have four warehouse facilities with certain national banks in the aggregate amount of $404.8 million as of June 30, 2021 (“Interim Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually or bi-annually, and one is a commitment that matures according to the maturity date of the underlying loan it finances. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

Interim Warehouse Facility #1:

We have a $135.0 million committed warehouse line agreement that is scheduled to mature on May 14, 2022. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the second quarter of 2021, we executed amendments that extended the maturity date to May 14, 2022 and decreased the 30-day LIBOR floor to zero basis points from 50 basis points. No other material modifications have been made to the agreement during 2021.

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

Interim Warehouse Facility #3:

We have a $75.0 million repurchase agreement with a national bank that is scheduled to mature on December 20, 2021. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 175 to 325 basis points. The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. In addition to the committed borrowing capacity, the agreement provides $75.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2021.

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

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of June 30, 2021, we were in compliance with all of our warehouse line covenants.

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

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary, so long as certain conditions and requirements provided for in the Credit Agreement are met. As of June 30, 2021, the outstanding unpaid principal balance of the Term Loan was $293.3 million.

The note payable and the warehouse facilities are senior obligations of the Company. As of June 30, 2021, we were in compliance with all such covenants related to the Credit Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	June 30,
(dollars in thousands)	2021	2020
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$42,444,569	$35,707,326
Fannie Mae Modified Risk	8,617,020	9,411,097
Freddie Mac Modified Risk	36,894	52,696
Total risk-sharing servicing portfolio	$51,098,483	$45,171,119

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$16,071	$41,581
Freddie Mac No Risk	37,851,075	33,169,394
GNMA - HUD No Risk	9,904,246	9,749,888
Brokered	13,129,969	11,519,629
Total non-risk-sharing servicing portfolio	$60,901,361	$54,480,492
Total loans serviced for others	$111,999,844	$99,651,611
Interim loans (full risk) servicing portfolio	276,738	336,473
Total servicing portfolio unpaid principal balance	$112,276,582	$99,988,084

Interim Program JV Managed Loans (1)	629,532	695,267

At risk servicing portfolio (2)	$46,866,767	$40,640,024
Maximum exposure to at risk portfolio (3)	9,517,609	8,266,261
Defaulted loans	48,481	48,481

Defaulted loans as a percentage of the at-risk portfolio	0.10%	0.12%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.13	0.17
Allowance for risk-sharing as a percentage of maximum exposure	0.63	0.84
(1)	As of June 30, 2021, this balance consists entirely of Interim Program JV managed loans. As of June 30, 2020, this balance consists of $71.1 million of loans serviced directly for the Interim Program JV partner and $624.1 million of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on a watch list, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, poor management, and delinquency. A collateral-based reserve is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed, and a reserve for estimated credit losses and a guaranty obligation are recorded for all other risk-sharing loans.

As a result of the onset of the pandemic and the resulting forecasts for significant unemployment rates for the remainder of 2020, we adjusted the loss rate for the forecast period CECL reserve, resulting in a total allowance for risk-sharing obligation of $69.2 million as of June 30, 2020, or 17 basis points of the at-risk balance. During the second quarter of 2021, economic conditions began to improve significantly, with reported unemployment rates and forecasts for future unemployment rates at improved rates compared to both December 31, 2020 and June 30, 2020. In response to the improving unemployment statistics, we adjusted the loss rate for the forecast period downwards as of June 30, 2021, resulting in a $15.0 million benefit for risk-sharing obligations and a decrease in the allowance for risk-sharing obligations to $60.3 million as of June 30, 2021 from $75.3 million as of December 31, 2020, or 13 basis points and 17 basis points of the at-risk balance as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, and 2020, two loans with an aggregate UPB of $48.5 million in our at-risk portfolio were in default. We had a benefit for risk-sharing obligations of $4.3 million for the three months ended June 30, 2021 compared to a provision for risk-sharing obligations of $5.1 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, the benefit for risk-sharing obligations was the result of a decrease in the CECL reserve due to improved unemployment forecasts. For the three months ended June 30, 2020, the provision was entirely the result of an increase in the balance of the at-risk servicing portfolio. We had a benefit for risk-sharing obligations of $15.0 million for the six months ended June 30, 2021 compared to a provision for risk-sharing obligations of $27.6 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the majority of the benefit for risk-sharing obligations was the result of a decrease in the CECL reserve due to improved unemployment forecasts. For the six months ended June 30, 2020, the majority of the provision was the result of an increase in the forecasted losses resulting from the pandemic.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of June 30, 2021.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track LIBOR. 30-day LIBOR as of June 30, 2021 and 2020 was 10 basis points and 16 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

(in thousands)	As of June 30,
Change in annual escrow earnings due to:	2021	2020
100 basis point increase in 30-day LIBOR	$30,204	$22,939
100 basis point decrease in 30-day LIBOR(1)	(2,996)	(3,269)

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

(in thousands)	As of June 30,
Change in annual net warehouse interest income due to:	2021	2020
100 basis point increase in 30-day LIBOR	$(15,928)	$(15,377)
100 basis point decrease in 30-day LIBOR (1)	1,147	1,864

All of our corporate debt is based on 30-day LIBOR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

(in thousands)	As of June 30,
Change in annual income from operations due to:	2021	2020
100 basis point increase in 30-day LIBOR	$(2,933)	$(2,963)
100 basis point decrease in 30-day LIBOR (1)	295	474
(1)	The decrease is limited to the 30-day LIBOR rate as of period end as 30-day LIBOR was less than 100 basis points.

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

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted-average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $36.9 million as of June 30, 2021, compared to $28.6 million as of June 30, 2020. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of June 30, 2021, 89% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 87% as of June 30, 2020. Given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We receive, maintain, and store non-public personal information of some of our customers. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We, and our service providers, are regularly subject to cyberattacks that are increasingly sophisticated, that are often designed to evade detection, and/or that seek to damage or disrupt our network and other information systems. Certain of these cyberattacks have resulted in unauthorized access by third parties to information that we receive, maintain and store in the course of our business. Although these cyberattacks have not resulted in material financial impacts or disruptions or our business, given the accelerating scope and frequency of cyberattacks, there can be no assurance that the incidents we have experienced or any future incident will not materially impact our security, operations and financial results. Future cyberattacks could result in a loss of data, operational disruptions, and even lost business and goodwill.

Additionally, we could incur significant costs associated with the recovery from a cyberattack, and these costs may exceed, or the events to which they relate, may be excluded from, coverage under, our cyber insurance.

If customer information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties, or subject to litigation, associated with a lapse in the integrity and security of our customers' information. Additionally, if we are the target of a successful cyber-attack, we may experience reputational harm that could impact our standing with our customers and adversely impact our financial results.

We regularly update our existing information technology systems and install new technologies when deemed necessary and regularly provide employee awareness training around phishing, malware, and other cyber risks and physical security to address the risk of cyber-attacks and other security breaches. However, such preventative measures may not be sufficient to prevent, detect or deflect future cyber-attacks or a breach of information, including customer information. Additionally, most of our employees have worked remotely since March of 2020 and some portion of our work force will continue to do so for the foreseeable future. While we have designed our controls and processes to operate in a remote working environment, there is a heightened risk such controls and processes may not detect or prevent unauthorized access to our information systems.

Risks Related to Our Acquisition of Zelman

As a registered broker-dealer, Zelman is subject to extensive regulation that exposes us to a variety of risks associated with the securities industry, for which we have not been previously exposed.

Broker-dealer and other financial services firms are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. Zelman is registered with the SEC as a broker-dealer under the Exchange Act and in the states in which Zelman conducts securities business and is a member of the Financial Industry Regulatory Authority (“FINRA”) and other SROs. Zelman is subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which Zelman is registered or licensed or of which Zelman is a member.

The regulations applicable to broker-dealers depend in part on the nature of the business conducted by the broker-dealer, and generally cover all aspects of the securities business, including, among other things, sales practices, fee arrangements, disclosures to clients, capital adequacy, use and safekeeping of clients’ funds and securities, recordkeeping and reporting and the qualification and conduct of officers, employees and independent contractors. As part of this regulatory scheme, broker-dealers are subject to regular and special examinations by the SEC and FINRA intended to determine their compliance with securities laws, regulations and rules. Following an examination’s conclusion, a broker-dealer may receive a deficiency letter identifying potential compliance or supervisory weaknesses or rule violations which the firm must address.

The SEC, FINRA and other governmental authorities and SROs may bring enforcement proceedings against firms and place other limitations on firms subject to their jurisdiction, as well as their officers, directors, employees and independent contractors, whether arising out of an examination or otherwise, for violations of the securities laws, regulations and rules. Sanctions can include cease-and-desist orders, censures, fines, civil monetary penalties and disgorgement, limitations on a firm’s business activities, suspension, revocation of FINRA membership or expulsion of the firm from the securities industry. Criminal actions are referred to the appropriate criminal law enforcement agency. Similarly, the attorneys general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Any such proceeding against Zelman, or any of its associated persons, could harm our reputation, cause us to lose clients or fail to gain new clients and have a material adverse effect on our business.

Additionally, our acquisition of Zelman may invite increased scrutiny from the SEC, FINRA and other governmental authorities into the other financial services which we provide, particularly our debt brokerage and property sales services. While we believe that we are in compliance with all relevant securities laws, regulations and rules, these regulatory organizations may choose to investigate our business practices outside of those of our broker-dealer subsidiary. Such investigations, whether or not they result in enforcement proceedings or criminal actions, could harm our reputation, cause us to lose clients or fail to gain new clients and materially and adversely affect us.

Financial services firms are also subject to rules and regulations relating to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 (the “PATRIOT Act”) mandates that financial institutions, including broker-dealers and investment advisers, establish and implement anti-money laundering (“AML”) programs reasonably designed to achieve compliance with the Bank Secrecy Act of 1970 and the rules thereunder. Financial services firms must maintain AML policies, procedures and controls, designate an AML compliance officer to oversee the firm’s AML program, implement appropriate employee training and provide for annual independent testing of the program. Any failure to comply with AML requirements could subject us to disciplinary sanctions and other penalties.

Our ability to comply with applicable laws, rules and regulations will be largely dependent on our establishment and maintenance of compliance, supervision, recordkeeping and reporting and audit systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. While we will adopt policies and procedures we believe are reasonably designed to comply with applicable laws, rules and regulations, these systems and procedures may not be fully effective, and there can be no assurance that regulators or third parties will not raise material issues with respect to our past or future compliance with applicable regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2021, we purchased eight thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2021, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 12, 2021. During the quarter ended June 30, 2021 we did not repurchase any shares under this share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of June 30, 2021. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2021:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2021	2,872	$105.28	—	$75,000
May 1-31, 2021	2,675	110.98	—	75,000
June 1-30, 2021	1,988	101.83	—	75,000
2nd Quarter	7,535	$106.39	—	$75,000

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Ninth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 15, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021).

10.2

Tenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of June 8, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021).

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

Walker & Dunlop, Inc
Date: August 5, 2021	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 5, 2021	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer