Form 10-Q
period 2021-09-30
Walker & Dunlop, Inc.
filed 2021-11-04
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, there were 32,038,216 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$318,188	$321,097
Restricted cash	34,875	19,432
Pledged securities, at fair value	148,774	137,236
Loans held for sale, at fair value	2,711,900	2,449,198
Loans held for investment, net	233,685	360,402
Mortgage servicing rights	929,825	862,813
Goodwill and other intangible assets	341,703	250,838
Derivative assets	85,486	49,786
Receivables, net	106,228	65,735
Other assets	206,198	134,438
Total assets	$5,116,862	$4,650,975

Liabilities
Warehouse notes payable	$2,848,579	$2,517,156
Note payable	289,763	291,593
Allowance for risk-sharing obligations	61,607	75,313
Guaranty obligation, net	49,060	52,306
Derivative liabilities	13,263	5,066
Other liabilities	470,654	513,319
Total liabilities	$3,732,926	$3,454,753

Stockholders' Equity
Preferred stock (authorized 50,000; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 31,194 shares at September 30, 2021 and 30,678 shares at December 31, 2020)	312	307
Additional paid-in capital ("APIC")	271,562	241,004
Accumulated other comprehensive income ("AOCI")	2,737	1,968
Retained earnings	1,090,506	952,943
Total stockholders’ equity	$1,365,117	$1,196,222
Noncontrolling interests	18,819	—
Total equity	$1,383,936	$1,196,222
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$5,116,862	$4,650,975

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Loan origination and debt brokerage fees, net	$123,242	$83,825	$306,593	$238,105
Fair value of expected net cash flows from servicing, net	89,482	78,065	209,266	236,434
Servicing fees	70,628	60,265	205,658	172,561
Property sales broker fees	33,677	6,756	65,173	19,928
Net warehouse interest income	5,583	7,558	14,768	22,454
Escrow earnings and other interest income	2,032	2,275	5,972	15,689
Other revenues	21,646	8,272	44,559	28,827
Total revenues	$346,290	$247,016	$851,989	$733,998

Expenses
Personnel	$170,181	$114,548	$407,817	$310,993
Amortization and depreciation	53,498	41,919	148,879	123,998
Provision (benefit) for credit losses	1,266	3,483	(14,380)	32,029
Interest expense on corporate debt	1,766	1,786	5,291	6,724
Other operating expenses	24,836	16,165	62,171	47,324
Total expenses	$251,547	$177,901	$609,778	$521,068
Income from operations	$94,743	$69,115	$242,211	$212,930
Income tax expense	22,953	15,925	56,311	50,076
Net income before noncontrolling interests	$71,790	$53,190	$185,900	$162,854
Less: net income (loss) from noncontrolling interests	69	—	69	(224)
Walker & Dunlop net income	$71,721	$53,190	$185,831	$163,078
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	159	1,219	769	731
Walker & Dunlop comprehensive income	$71,880	$54,409	$186,600	$163,809

Basic earnings per share (NOTE 10)	$2.23	$1.69	$5.80	$5.21
Diluted earnings per share (NOTE 10)	$2.21	$1.66	$5.73	$5.11

Basic weighted-average shares outstanding	31,064	30,560	30,969	30,379
Diluted weighted-average shares outstanding	31,459	31,074	31,367	30,995

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and nine months ended September 30, 2021
	Common Stock				Retained	Noncontrolling	Total Stockholders'
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$—	$1,196,222
Walker & Dunlop net income	—	—	—	—	58,052	—	58,052
Other comprehensive income (loss), net of tax	—	—	—	(158)	—	—	(158)
Stock-based compensation - equity classified	—	—	7,836	—	—	—	7,836
Issuance of common stock in connection with equity compensation plans	430	4	12,602	—	—	—	12,606
Repurchase and retirement of common stock	(131)	(1)	(13,373)	—	—	—	(13,374)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,052)	—	(16,052)
Balance at March 31, 2021	30,977	$310	$248,069	$1,810	$994,943	$—	$1,245,132
Walker & Dunlop net income	—	—	—	—	56,058	—	56,058
Other comprehensive income (loss), net of tax	—	—	—	768	—	—	768
Stock-based compensation - equity classified	—	—	7,892	—	—	—	7,892
Issuance of common stock in connection with equity compensation plans	64	1	530	—	—	—	531
Repurchase and retirement of common stock	(7)	(1)	(815)	—	—	—	(816)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,070)	—	(16,070)
Balance at June 30, 2021	31,034	$310	$255,676	$2,578	$1,034,931	$—	$1,293,495
Walker & Dunlop net income	—	—	—	—	71,721	—	71,721
Net income (loss) from noncontrolling interests	—	—	—	—	—	69	69
Other comprehensive income (loss), net of tax	—	—	—	159	—	—	159
Stock-based compensation - equity classified	—	—	10,426	—	—	—	10,426
Issuance of common stock in connection with equity compensation plans	124	2	1,706	—	—	—	1,708
Issuance of common stock in connection with acquisitions	50	1	5,249				5,250
Repurchase and retirement of common stock	(14)	(1)	(1,495)	—	—	—	(1,496)
Noncontrolling interests from acquisitions	—	—	—	—	—	18,750	18,750
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,146)	—	(16,146)
Balance at September 30, 2021	31,194	$312	$271,562	$2,737	$1,090,506	$18,819	$1,383,936

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

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net income before noncontrolling interests	$185,900	$162,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(209,266)	(236,434)
Change in the fair value of premiums and origination fees	6,909	(24,393)
Amortization and depreciation	148,879	123,998
Provision (benefit) for credit losses	(14,380)	32,029
Originations of loans held for sale	(12,761,432)	(15,923,846)
Proceeds from transfers of loans held for sale	12,459,511	13,517,432
Other operating activities, net	(13,100)	51,492
Net cash provided by (used in) operating activities	$(196,979)	$(2,296,868)

Cash flows from investing activities
Capital expenditures	$(5,507)	$(2,050)
Purchases of equity-method investments	(8,029)	(974)
Purchases of pledged available-for-sale ("AFS") securities	(7,250)	(14,130)
Proceeds from prepayment and sale of pledged AFS securities	28,781	15,531
Investments in joint ventures	(58,065)	(16,215)
Distributions from joint ventures	34,012	12,677
Acquisitions, net of cash received	(62,208)	(46,784)
Originations of loans held for investment	(269,737)	(36,950)
Principal collected on loans held for investment	397,328	236,519
Net cash provided by (used in) investing activities	$49,325	$147,624

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$333,887	$2,497,627
Borrowings of interim warehouse notes payable	154,661	34,028
Repayments of interim warehouse notes payable	(157,277)	(109,860)
Repayments of note payable	(2,234)	(2,234)
Repayment of secured borrowings	(73,312)	—
Proceeds from issuance of common stock	5,256	12,587
Repurchase of common stock	(15,686)	(42,525)
Purchase of noncontrolling interests	—	(10,400)
Cash dividends paid	(48,268)	(33,984)
Payment of contingent consideration	—	(1,641)
Debt issuance costs	(2,762)	(2,340)
Net cash provided by (used in) financing activities	$194,265	$2,341,258

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$46,611	$192,014
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	358,002	136,566
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$404,613	$328,580

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$24,906	$33,116
Cash paid for income taxes	38,728	21,437

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or thereafter.

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

The Company also provides a variety of commercial real estate debt and equity solutions through its principal lending and investing products, including interim loans, and preferred and joint venture equity on commercial real estate properties. Interim loans on multifamily properties are offered (i) through the Company and recorded on the Company’s balance sheet (the “Interim Loan Program”) and (ii) through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., in which the Company holds a 15% ownership interest (the “Interim Program JV”). Interim loans on all commercial real estate property types are also offered through separate accounts managed by the Company’s subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). Preferred and joint venture equity products on commercial real estate properties are offered through funds managed by WDIP.

The Company brokers the sale of multifamily properties through its wholly owned subsidiary, Walker & Dunlop Investment Sales, LLC. In some cases, the Company also provides the debt financing for the property sale.

The Company has a joint venture, branded as “Apprise by Walker & Dunlop,” with an international technology services company to offer automated multifamily valuation and appraisal services (the “Appraisal JV”). The Appraisal JV leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily appraisals in the U.S. through the licensing of the partner’s technology and leveraging of the Company’s expertise in the commercial real estate industry. The Company owns a 50% interest in the Appraisal JV and accounts for the interest as an equity-method investment. The operations of the Appraisal JV for the three and nine months ended September 30, 2021 and 2020 were immaterial.

During the third quarter of 2021, the Company acquired certain assets and assumed certain liabilities of Zelman Holdings, LLC (“Zelman”) through a 75% interest in a newly formed entity, which does business as Zelman & Associates. Zelman & Associates provides housing market research and real estate-related investment banking and advisory services.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or the voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity. If the Company does not have a majority voting interest but has significant influence, it uses the equity method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but owns a majority of the voting interests or has control over an entity, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests on the Condensed Consolidated Balance Sheets and the portion of net income not attributable to Walker & Dunlop, Inc. as Net income (loss) from noncontrolling interests in the Condensed Consolidated Statements of Income.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2021. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2021. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

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

Derivative Assets and Liabilities—Loan commitments that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets upon the executions of the commitments to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue in the Condensed Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on the anticipated sale of the loan, net of co-broker fees (included in Derivative assets on the Condensed Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the guaranty obligation (included in Derivative assets on the Condensed Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income.

Co-broker fees, which are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income, were $6.3 million and $5.1 million for the three months ended September 30, 2021 and 2020, respectively, and $15.2 million and $20.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, Loans held for investment, net consisted of nine loans with an aggregate $238.7 million of unpaid principal balance less $0.9 million of net unamortized deferred fees and costs and $4.1 million of allowance for loan losses. As of December 31, 2020, Loans held for investment, net consisted of 18 loans with an aggregate $366.3 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $4.8 million of allowance for loan losses.

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that was paid off in the second quarter of 2021. The Company accounted for the transfer as a secured borrowing, with the aggregate unpaid principal balance of the loans of $81.5 million presented as a component of Loans held for investment, net and the secured borrowing of $73.3 million presented within Other liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2020.

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

The loss rate for the forecast period was 15 basis points and 36 basis points as of September 30, 2021 and December 31, 2020, respectively. The loss rate for the remaining period until maturity was nine basis points as of both September 30, 2021 and December 31, 2020.

One loan held for investment with an unpaid principal balance of $14.7 million that was originated in 2017 was delinquent and on non-accrual status as of September 30, 2021 and December 31, 2020. The Company had a $3.7 million reserve for this loan based on its collateral fair value as of September 30, 2021 and December 31, 2020 and has not recorded any interest related to this loan since it went on non-accrual status in 2019. All other loans were current as of September 30, 2021 and December 31, 2020. The amortized cost basis of loans that were current as of September 30, 2021 and December 31, 2020 was $223.1 million and $350.5 million, respectively. As of September 30, 2021, $195.7 million and $28.3 million of the loans that were current were originated in 2021 and 2019, respectively. No loans originated in 2020 were outstanding as of September 30, 2021. Prior to 2019, the Company had not experienced any delinquencies related to loans held for investment.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2021	2020	2021	2020
Provision (benefit) for loan losses	$(12)	$2,179	$(674)	$3,107
Provision (benefit) for risk-sharing obligations	1,278	1,304	(13,706)	28,922
Provision (benefit) for credit losses	$1,266	$3,483	$(14,380)	$32,029

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also occasionally fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and nine months ended September 30, 2021 and 2020 are the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Net Warehouse Interest Income (in thousands)	2021	2020	2021	2020
Warehouse interest income - loans held for sale	$11,334	$12,649	$28,315	$37,150
Warehouse interest expense - loans held for sale	(7,611)	(7,780)	(19,249)	(24,475)
Net warehouse interest income - loans held for sale	$3,723	$4,869	$9,066	$12,675

Warehouse interest income - loans held for investment	$3,108	$4,015	$9,298	$15,083
Warehouse interest expense - loans held for investment	(1,248)	(1,326)	(3,596)	(5,304)
Warehouse interest income - secured borrowings	—	869	1,748	2,564
Warehouse interest expense - secured borrowings	—	(869)	(1,748)	(2,564)
Net warehouse interest income - loans held for investment	$1,860	$2,689	$5,702	$9,779

Total net warehouse interest income	$5,583	$7,558	$14,768	$22,454

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of September 30, 2021 and 2020 and December 31, 2020 and 2019.

	September 30,		December 31,
(in thousands)	2021	2020	2020	2019
Cash and cash equivalents	$318,188	$294,873	$321,097	$120,685
Restricted cash	34,875	12,383	19,432	8,677
Pledged cash and cash equivalents (NOTE 9)	51,550	21,324	17,473	7,204
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$404,613	$328,580	$358,002	$136,566

        Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were $2.1 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively, and $7.3 million and $6.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Contracts with Customers—A majority of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Description (in thousands)	2021	2020	2021	2020	Statement of income line item
Certain loan origination fees	$46,527	$10,731	$113,650	$40,769	Loan origination and debt brokerage fees, net
Property sales broker fees	33,677	6,756	65,173	19,928	Property sales broker fees
Investment management fees, application fees, subscription revenues, and other	10,936	4,532	25,114	14,632	Other revenues
Total revenues derived from contracts with customers	$91,140	$22,019	$203,937	$75,329

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2020 Form 10-K. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of September 30, 2021.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year    presentations.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) as of September 30, 2021 and December 31, 2020 was $1.2 billion and $1.1 billion, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities:

The impact of a 100-basis point increase in the discount rate at September 30, 2021 would be a decrease in the fair value of $37.2 million to the MSRs outstanding as of September 30, 2021.

The impact of a 200-basis point increase in the discount rate at September 30, 2021 would be a decrease in the fair value of $72.0 million to the MSRs outstanding as September 30, 2021.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to MSRs for the three and nine months ended September 30, 2021 and 2020 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of MSRs (in thousands)	2021	2020	2021	2020
Beginning balance	$915,519	$778,269	$862,813	$718,799
Additions, following the sale of loan	70,095	71,485	224,035	215,288
Amortization	(44,402)	(38,319)	(130,868)	(110,243)

Pre-payments and write-offs	(11,387)	(5,780)	(26,155)	(18,189)
Ending balance	$929,825	$805,655	$929,825	$805,655

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of September 30, 2021 and December 31, 2020:

Components of MSRs (in thousands)	September 30, 2021	December 31, 2020
Gross value	$1,521,190	$1,394,901
Accumulated amortization	(591,365)	(532,088)
Net carrying value	$929,825	$862,813

The expected amortization of MSRs held in the Condensed Consolidated Balance Sheet as of September 30, 2021 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Three Months Ending December 31,
2021	$43,927
Year Ending December 31,
2022	$167,770
2023	155,112
2024	134,111
2025	113,562
2026	93,833
Thereafter	221,510
Total	$929,825

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the three and nine months ended September 30, 2021 and 2020 is presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Guaranty Obligation (in thousands)	2021	2020	2021	2020
Beginning balance	$50,369	$54,872	$52,306	$54,695
Additions, following the sale of loan	1,449	876	4,023	4,346
Amortization	(2,758)	(2,274)	(7,269)	(7,035)
Other	—	—	—	1,468
Ending balance	$49,060	$53,474	$49,060	$53,474

Substantially all loans sold under the Fannie Mae DUS program contain partial or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the loss reserve for CECL for all loans in its Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets. The Company utilizes the weighted-average remaining maturity (“WARM”) method to calculate the CECL reserve and one year for the reasonable and supportable forecast period (the “forecast period”), as the Company currently believes forecasts beyond one year are inherently less reliable. The WARM method uses an average annual charge-off rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The Company reverts to a historical loss rate over a one-year period. For all remaining years until maturity, the Company uses the historical weighted-average annual charge-off rate to estimate losses. The average annual charge-off rate is applied to the unpaid principal balance over the contractual term, further adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio.

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2021 and 2020 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2021	2020	2021	2020
Beginning balance	$60,329	$69,191	$75,313	$11,471
Adjustment related to adoption of CECL	—	—	—	31,570
Provision (benefit) for risk-sharing obligations	1,278	1,304	(13,706)	28,922
Write-offs	—	—	—	—
Other	—	—	—	(1,468)
Ending balance	$61,607	$70,495	$61,607	$70,495

As a result of the onset of the pandemic and the resulting forecasts for significant unemployment rates during 2020, the Company’s loss rate for the forecast period was seven basis points as of September 30, 2020, resulting in the substantial provision for risk-sharing obligations for the nine months ended September 30, 2020 and an increase in the allowance for risk-sharing obligations as of September 30, 2020 as seen above. During the first three quarters of 2021, economic conditions have improved significantly compared to the same period in 2020, with reported and forecast unemployment rates significantly better compared to both December 31, 2020 and September 30, 2020. In response to improving unemployment statistics and the current and expected overall health of the multifamily market, the Company adjusted the loss rate for the forecast period from six basis points as of December 31, 2020 to three basis points as of both June 30, 2021 and September 30, 2021. The decrease in the loss rate resulted in the benefit for risk-sharing obligations seen above for the nine months ended September 30, 2021. The provision for risk-sharing obligations for the three months ended September 30, 2021 was a result of growth in the at-risk servicing portfolio. For the remaining expected life of the portfolio, the Company reverted over a one-year period on a straight-line basis to a historical loss rate of just under two basis points for all periods shown in the roll forward above.

The calculated CECL reserve for the Company’s $47.0 billion at-risk Fannie Mae servicing portfolio as of September 30, 2021 was $54.0 million compared to $67.0 million as of December 31, 2020. The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of September 30, 2021 was 7.5 years. The at-risk Fannie Mae servicing portfolio does not include at-risk loans held for sale.

Two loans that defaulted in 2019 had aggregate collateral-based reserves of $7.6 million and $8.3 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $9.8 billion. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $113.9 billion as of September 30, 2021 compared to $107.2 billion as of December 31, 2020.

As of September 30, 2021 and December 31, 2020, custodial escrow accounts relating to loans serviced by the Company totaled $3.0 billion and $3.1 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to earn interest income on these escrow balances, presented as a component of Escrow earnings and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 6—WAREHOUSE NOTES PAYABLE

As of September 30, 2021, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $4.1 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, as of September 30, 2021, the Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The maximum amount and outstanding borrowings under Warehouse notes payable at September 30, 2021 follows:

	September 30, 2021
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$277,872	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	346,047	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	378,624	30-day LIBOR plus 1.30%
Agency Warehouse Facility #4	350,000	—	350,000	136,616	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	885,308	30-day LIBOR plus 1.45%
Agency Warehouse Facility #6	150,000	100,000	250,000	118,124	30-day LIBOR plus 1.40%
Agency Warehouse Facility #7	150,000	50,000	200,000	92,293	30-day LIBOR plus 1.30%
Total National Bank Agency Warehouse Facilities	$2,375,000	$1,715,000	$4,090,000	$2,234,884
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	482,861
Total Agency Warehouse Facilities	$2,375,000	$3,215,000	$5,590,000	$2,717,745

Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	—	30-day LIBOR plus 1.65% to 2.00%
Interim Warehouse Facility #3	200,000	—	200,000	111,817	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$454,810	$—	$454,810	$131,627
Debt issuance costs	—	—	—	(793)
Total warehouse facilities	$2,829,810	$3,215,000	$6,044,810	$2,848,579
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

The following amendments to the Agency Warehouse Facilities were executed in the normal course of business to support the growth of the Company’s Agency business.

During the second quarter of 2021, the Company executed an amendment to the agreement related to Agency Warehouse Facility #1 that decreased the borrowing rate to 30-day London Interbank Offered Rate (“LIBOR”) plus 130 basis points from 30-day LIBOR plus 140 basis points and decreased the 30-day LIBOR floor to zero from 25 basis points. In October 2021, the Company executed an amendment to the agreement that extended the maturity date to December 24, 2021. No other material modifications have been made to the agreement during 2021.

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

During the third quarter of 2021, the Company executed amendments to the agreement related to Agency Warehouse Facility #5 that extended the maturity date to September 15, 2022. No other material modifications have been made to the agreement during 2021.

During the first quarter of 2021, the Company executed an agreement to establish Agency Warehouse Facility #6. The warehouse facility has a $150.0 million maximum committed borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures on March 5, 2022. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points with a 30-day LIBOR floor of 25 basis points. In addition to the committed borrowing capacity, the agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. The facility agreement requires the Company’s compliance with the same financial covenants as provided in the facility agreement for Agency Warehouse Facility #1, as described in the Company’s 2020 Form 10-K. No material modifications have been made to the agreement during 2021.

During the third quarter of 2021, the Company executed an agreement to establish Agency Warehouse Facility #7. The warehouse facility has a $150.0 million maximum committed borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures on August 24, 2022. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $50.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. The facility agreement requires the Company’s compliance with the same financial covenants as provided in the facility agreement for Agency Warehouse Facility #1, as described in the Company’s 2020 Form 10-K. No material modifications have been made to the agreement during 2021.

During the second quarter of 2021, the Company executed amendments to the agreement related to Interim Warehouse Facility #1 that extended the maturity date to May 14, 2022 and decreased the 30-day LIBOR floor to zero basis points from 50 basis points. No other material modifications have been made to the agreement during 2021.

During the third quarter of 2021, the Company executed an amendment to the agreement related to Interim Warehouse Facility #3 that extended the maturity date to September 29, 2022, increased the committed borrowing capacity to $200.0 million, and eliminated the uncommitted borrowing capacity. No other material modifications have been made to the agreement during 2021.

In October 2021, the Company executed an amendment related to Interim Warehouse Facility #4 that extended the stated maturity date to October 1, 2022. No other material modifications have been made to the agreement during 2021.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of September 30, 2021.

Interest on the Company’s warehouse notes payable is based on 30-day LIBOR. As a result of the expected transition from LIBOR, the Company has updated its debt agreements to include fallback language to govern the transition from 30-day LIBOR to an alternative reference rate.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill for the nine months ended September 30, 2021 and 2020 follows:

	For the nine months ended
	September 30,
Roll Forward of Goodwill (in thousands)	2021	2020
Beginning balance	$248,958	$180,424
Additions from acquisitions	84,291	68,534
Impairment	—	—
Ending balance	$333,249	$248,958

The additions to goodwill from acquisitions during 2021 shown in the table above during the nine months ended September 30, 2021 relate to the following immaterial acquisitions:

Detail of Acquisition Activity (in thousands)
	Acquisition	Purchase Consideration				Assets	Liabilities	Noncontrolling	Goodwill
Acquisition	Date	Cash	Stock	Contingent	Total	Acquired	Assumed	Interest	Recognized
Acquisition #1	Q1 2021	$7,506	$—	$5,229	$12,735	$504	$—	$—	$12,231
Acquisition #2	Q2 2021	3,000	—	2,275	5,275	—	—	—	5,275
Acquisition #3	Q3 2021	53,420	5,250	—	58,670	16,521	5,886	18,750	66,785
Total		$63,926	$5,250	$7,504	$76,680	$17,025	$5,886	$18,750	$84,291

The assets acquired and liabilities assumed presented above were recorded at fair value. Acquisition #1 relates to a property sales brokerage company. Acquisition #2 relates to a company with a technology platform that streamlines and accelerates the quoting, processing, and underwriting of small-balance multifamily loans while providing the borrower with a web-based, user-friendly interface. The acquisition is part of the Company’s overall strategy to significantly increase its small-balance lending volumes using technology. Acquisition #3 relates to the purchase of a 75% controlling interest in Zelman, which specializes in housing market research and real estate-related investment banking and advisory services. The assets acquired for Acquisition #3 include $8.2 million of intangible assets. As of September 30, 2021, the Company completed the purchase accounting for Acquisitions #1 and #2. The purchase accounting for Acquisition #3 is pending the finalization of working capital adjustments in the fourth quarter of 2021, which are expected to be immaterial.

The stock consideration shown above is a non-cash transaction not impacting the amount of cash consideration paid on the Condensed Consolidated Statements of Cash Flows.

As of September 30, 2021 and December 31, 2020, the remaining balance of intangible assets from acquisitions totaled $8.5 million and $1.9 million, respectively. As of September 30, 2021, the weighted-average period over which the Company expects these intangible assets to be amortized is 5.4 years.

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the nine months ended September 30, 2021 and 2020 follows:

	For the nine months ended
	September 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2021	2020
Beginning balance	$28,829	$5,752
Additions	7,504	27,645
Accretion	1,405	826
Payments	(6,080)	(5,800)
Ending balance	$31,658	$28,423

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
September 30, 2021
Assets
Loans held for sale	$—	$2,711,900	$—	$2,711,900
Pledged securities	51,550	97,224	—	148,774
Derivative assets	—	—	85,486	85,486
Total	$51,550	$2,809,124	$85,486	$2,946,160

Liabilities
Derivative liabilities	$—	$—	$13,263	$13,263
Total	$—	$—	$13,263	$13,263

December 31, 2020
Assets
Loans held for sale	$—	$2,449,198	$—	$2,449,198
Pledged securities	17,473	119,763	—	137,236
Derivative assets	—	—	49,786	49,786
Total	$17,473	$2,568,961	$49,786	$2,636,220

Liabilities
Derivative liabilities	$—	$—	$5,066	$5,066
Total	$—	$—	$5,066	$5,066

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2021.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2021 and 2020:

	Level 3 Fair Value Measurements:
	Derivative Instruments
	For the three months ended		For the nine months ended
	September 30,		September 30,
Derivative Assets and Liabilities, net (in thousands)	2021	2020	2021	2020
Beginning balance	$6,340	$13,346	$44,720	$15,532
Settlements	(146,841)	(141,804)	(488,356)	(456,639)
Realized gains recorded in earnings(1)	140,501	128,458	443,636	441,107
Unrealized gains (losses) recorded in earnings(1)	72,223	33,432	72,223	33,432
Ending balance	$72,223	$33,432	$72,223	$33,432
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2021:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value (1)
Derivative assets	$85,486	Discounted cash flow	Counterparty credit risk	—
Derivative liabilities	$13,263	Discounted cash flow	Counterparty credit risk	—
(1)	Significant increases in this input may lead to significantly lower fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2021 and December 31, 2020 are presented below:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$318,188	$318,188	$321,097	$321,097
Restricted cash	34,875	34,875	19,432	19,432
Pledged securities	148,774	148,774	137,236	137,236
Loans held for sale	2,711,900	2,711,900	2,449,198	2,449,198
Loans held for investment, net	233,685	234,996	360,402	362,586
Derivative assets	85,486	85,486	49,786	49,786
Total financial assets	$3,532,908	$3,534,219	$3,337,151	$3,339,335

Financial Liabilities:
Derivative liabilities	$13,263	$13,263	$5,066	$5,066
Secured borrowings	—	—	73,314	73,314
Warehouse notes payable	2,848,579	2,849,372	2,517,156	2,518,101
Note payable	289,763	292,539	291,593	294,773
Total financial liabilities	$3,151,605	$3,155,174	$2,887,129	$2,891,254

The following methods and assumptions were used for recurring fair value measurements as of September 30, 2021 and December 31, 2020.

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

The fair value of the Company’s interest rate lock commitments and forward sales contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in interest rate lock commitments and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of our counterparties and the short duration of interest rate lock commitments and forward sale contracts, the risk of nonperformance by the Company’s counterparties has historically been minimal (Level 3). The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2021 and December 31, 2020:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2021
Rate lock commitments	$1,979,035	$52,838	$(31,638)	$21,200	$32,111	$(10,911)	$—
Forward sale contracts	4,667,125	—	51,023	51,023	53,375	(2,352)	—
Loans held for sale	2,688,090	43,195	(19,385)	23,810	—	—	23,810
Total		$96,033	$—	$96,033	$85,486	$(13,263)	$23,810

December 31, 2020
Rate lock commitments	$1,374,784	$45,581	$(1,697)	$43,884	$43,895	$(11)	$—
Forward sale contracts	3,760,953	—	836	836	5,891	(5,055)	—
Loans held for sale	2,386,169	62,167	861	63,028	—	—	63,028
Total		$107,748	$—	$107,748	$49,786	$(5,066)	$63,028

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of September 30, 2021. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2021 collateral requirements as outlined above. As of September 30, 2021, reserve requirements for the DUS loan portfolio will require the Company to fund $64.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2021. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. At September 30, 2021, the net worth requirement was $250.2 million, and the Company's net worth, as defined in the requirements, was $1.1 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2021, the Company was required to maintain at least $49.5 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $254.7 million as of September 30, 2021, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of September 30, 2021 and 2020 and December 31, 2020 and 2019:

	September 30,		December 31,
Pledged Securities (in thousands)	2021	2020	2020	2019
Restricted cash	$10,596	$13,370	$4,954	$2,150
Money market funds	40,954	7,954	12,519	5,054
Total pledged cash and cash equivalents	$51,550	$21,324	$17,473	$7,204
Agency MBS	97,224	112,971	119,763	114,563
Total pledged securities, at fair value	$148,774	$134,295	$137,236	$121,767

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. When the fair value of Agency MBS is lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS whose fair value is less than the carrying value, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table provides additional information related to the Agency MBS as of September 30, 2021 and December 31, 2020:

Fair Value and Amortized Cost of Agency MBS (in thousands)	September 30, 2021	December 31, 2020
Fair value	$97,224	$119,763
Amortized cost	93,570	117,136
Total gains for securities with net gains in AOCI	3,796	2,669
Total losses for securities with net losses in AOCI	(142)	(42)
Fair value of securities with unrealized losses	2,139	12,267

None of the pledged securities has been in a continuous unrealized loss position for more than 12 months.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	September 30, 2021
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	5,720	5,697
After five years through ten years	61,939	61,056
After ten years	29,565	26,817
Total	$97,224	$93,570

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended September 30,		For the nine months ended September 30,
EPS Calculations (in thousands, except per share amounts)	2021	2020	2021	2020
Calculation of basic EPS
Walker & Dunlop net income	$71,721	$53,190	$185,831	$163,078
Less: dividends and undistributed earnings allocated to participating securities	2,364	1,528	6,163	4,923
Net income applicable to common stockholders	$69,357	$51,662	$179,668	$158,155
Weighted-average basic shares outstanding	31,064	30,560	30,969	30,379
Basic EPS	$2.23	$1.69	$5.80	$5.21

Calculation of diluted EPS
Net income applicable to common stockholders	$69,357	$51,662	$179,668	$158,155
Add: reallocation of dividends and undistributed earnings based on assumed conversion	23	19	57	75
Net income allocated to common stockholders	$69,380	$51,681	$179,725	$158,230
Weighted-average basic shares outstanding	31,064	30,560	30,969	30,379
Add: weighted-average diluted non-participating securities	395	514	398	616
Weighted-average diluted shares outstanding	31,459	31,074	31,367	30,995
Diluted EPS	$2.21	$1.66	$5.73	$5.11

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three and nine months ended September 30, 2021, an immaterial number of average restricted shares were excluded from the computation of diluted earnings per share under the treasury method. For the three and nine months ended September 30, 2020, 175 thousand and 142 thousand average restricted shares, respectively, were excluded. These average restricted shares were excluded from the computation of diluted earnings per share under the treasury method because the effect would have been anti-dilutive, as the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented. For the nine months ended September 30, 2021, the Company issued shares of common stock totaling $9.6 million to settle compensation liabilities; these are non-cash transactions that do not impact the amount of cash paid on the Condensed Consolidated Statements of Cash Flows.

The Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 12, 2021. During the first three quarters of 2021, the Company did not repurchase any shares of its common stock under the share repurchase program. As of September 30, 2021, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2021 share repurchase program.

During each of the first three quarters of 2021, the Company paid a dividend of $0.50 per share. On November 3, 2021, the Company’s Board of Directors declared a dividend of $0.50 per share for the fourth quarter of 2021. The dividend will be paid on November 29, 2021 to all holders of record of the Company’s restricted and unrestricted common stock as of November 19, 2021.

The Company’s Term Loan contains direct restrictions on the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company can pay for the foreseeable future.

NOTE 11—PENDING ACQUISITION ACTIVITIES

During the third quarter of 2021, the Company entered into a purchase agreement to acquire Alliant Capital, Ltd. and certain of its affiliates (“Alliant”). Alliant provides alternative investment management services focused on the affordable housing sector through low-income housing tax credit syndication, joint venture development, and community preservation fund management.

Under the terms of the purchase agreement, the Company will acquire Alliant at a total enterprise value of $696 million, comprised of:

●	$361 million of cash and the assumption of Alliant’s securitized debt facility, which had an outstanding balance of $145 million as of October 4, 2021, is rated A2 by Moody’s and carries a 4.75% interest rate (with the value of cash subject to adjustment based on the actual balance of the assumed securitized debt facility at closing and for customary net working capital);
●	$90 million of Walker & Dunlop common stock, with the number of shares to be determined at closing; and
●	$100 million of earn-out structured as participating interest in future cash flows over the next four years

The transaction is expected to close during the fourth quarter of 2021. Closing is subject to certain regulatory approvals and consents of Alliant’s investors and lender partners.

To allow it to fund the acquisition of Alliant, the Company is currently in the process of refinancing and upsizing its Note payable (“existing term loan”) to $600 million. The Company has received commitments well in excess of the $600 million targeted amount. The new term loan is expected to close during the fourth quarter of 2021 simultaneously with the close of the acquisition of Alliant. The proceeds from the new term loan will be used to repay the Company’s existing term loan and to fund a significant amount of the $361 million cash payment due at the closing of the acquisition of Alliant. The new term loan is expected to have a term of seven years.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations and policies, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms that became applicable to us upon our acquisition of Zelman (as defined below);
●	our ability to complete the acquisition of Alliant (as defined below) and successfully integrate Alliant’s employees and businesses;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;
●	general volatility of the capital markets and the market price of our common stock;
●	our ability to prevent, detect, and mitigate cybersecurity risks; and
●	other risks and uncertainties associated with our business described in our 2020 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending, debt brokerage, and property sales. We were the largest lender to multifamily properties and the fourth largest overall commercial real estate lender in the country in 2020. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial opportunities for our existing customers, and (iii) identify potential new customers. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by the fact that 76% of refinancing volumes in the quarter were new loans to us and 27% of total transaction volumes were from new customers.

We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ ("DUS") lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily approved seller/servicer for Conventional Loans. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily property sales brokerage and appraisal services, and engage in commercial real estate investment management activities. We provide housing market research and real estate-related investment banking and advisory services, which provides our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country, some of whom are the largest owners and developers in the industry. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, an approved Freddie Mac Multifamily Optigo® Seller/Servicer (“Freddie Mac lender”) nationally for Conventional, Seniors Housing, Targeted Affordable Housing, and small balance loans, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN (“LEAN”) lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). Those interim loans not closed by the joint venture or WDIP are originated by us and presented on our balance sheet as loans held for investment.

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

We retain servicing rights and asset management responsibilities on substantially all of our Agency loan products that we originate and sell and generate cash revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment protection to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not have similar prepayment protections. For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and guarantee fees for four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we may request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us for these advances within 60 days of the request. Under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD or work out a payment modification for the borrower. For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease and we may then modify and resell the loan or assign the loan back to HUD and be reimbursed for our advances. We are not obligated to make advances on the loans we service under the Freddie Mac Optigo® program, and our bank and life insurance company servicing agreements.

Our loan commitments and loans held for sale are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated at the same time we establish the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing by collecting good faith deposits from the borrower. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transaction. The full risk-sharing limit prior to June 30, 2021 was less than $300 million. Accordingly, loans originated prior to then may be subject to modified risk-sharing at much lower levels.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing.

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance lending platform, which involves a high volume of transactions with smaller loan balances. In support of this product, we acquired a company with a technology platform that streamlines and accelerates the quoting, processing, and underwriting of small-balance, multifamily loans. Additionally, the technology platform provides the borrower with a web-based, user-friendly interface, enhancing the borrower’s experience during the origination process.

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

Principal Lending and Investing

Our Interim Program is composed of the loans held by the Interim Program JV and the Interim Loan Program as described below. Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., we offer short-term senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

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

WDIP and its subsidiaries function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The activities of WDIP, a wholly owned subsidiary of the Company, are part of our strategy to grow and diversify our operations by growing our investment management platform. WDIP’s current assets under management (“AUM”) of $1.4 billion primarily consist of five sources: Fund III, Fund IV, Fund V, Fund VI (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fund raising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

Property Sales

We offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties through our subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”). Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients, and we often are able to provide financing to the purchaser of the properties through our Agency or debt brokerage teams. Our property sales services are offered in various regions throughout the United States. We have increased the number of property sales brokers and the geographical reach of our investment sales platform over the past several years through hiring and acquisitions and intend to continue this expansion in support of our growth strategy.

Appraisal Services

We have a joint venture branded Apprise by Walker & Dunlop with an international technology services company to offer automated multifamily appraisal services (“Appraisal JV”). The Appraisal JV leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through the licensing of our partner’s technology and leveraging of our expertise in the commercial real estate industry. We own a 50% interest in the Appraisal JV and account for the interest as an equity-method investment. While the operations of the Appraisal JV for the quarter ended September 30, 2021 were immaterial, the Appraisal JV’s operations continue to rapidly grow with significant increases in the volume of appraisal reports generated and a client list that includes several national commercial real estate lenders.

Housing Market Research and Real Estate Investment Banking Services

During the third quarter of 2021, we closed on the acquisition of certain assets and the assumption of certain liabilities of Zelman Holdings, LLC (“Zelman”) through a 75% interest in a newly formed entity, which does business as Zelman & Associates. Zelman is a nationally recognized housing market research and investment banking firm that will enhance the information we provide to our clients and increase our access to high-quality market insight in many areas of the housing market, including construction trends, demographics, mortgage finance, and real estate technology and services. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions, and through its offering of real estate-related investment banking and advisory services.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value at loan sale (“OMSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, escrow earnings, prepayment speed, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the OMSR over the estimated life of the underlying loan. The discount rates used for all OMSRs were between 8-14% during 2021 and between 10-15% during 2020 and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for OMSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. We record an individual OMSR asset (or liability) for each loan at loan sale. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase (“PMSR”) is equal to the purchase price paid. For PMSRs, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio.

The assumptions used to estimate the fair value of capitalized OMSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically, including the most significant assumption – the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. During the first quarter of 2021, we reduced the discount rate and escrow earnings rate assumptions for our OMSRs. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the condensed consolidated financial statements details the portfolio-level impact of a change in the discount rate).

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

We evaluate our risk-sharing loans on a quarterly basis to determine whether there are loans that are probable of default. Specifically, we assess a loan’s qualitative and quantitative risk factors, such as payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When a loan is determined to be probable of default based on these factors, we remove the loan from the WARM calculation and individually assess the loan for potential credit loss. This assessment requires certain judgments and assumptions to be made regarding the property values and other factors that may differ significantly from actual results. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial collateral-based reserves have not varied significantly from the final settlement.

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

Overview of Current Business Environment

Entering 2021, the pandemic continued to impact macroeconomic conditions with U.S. unemployment rates at elevated levels but significantly improved compared to the middle of 2020. Congress passed three pandemic stimulus packages to provide funding for government programs directly supporting households and businesses, which included a total of $47 billion in renter assistance. In the second and third quarters of 2021, vaccination programs across the U.S. accelerated and became widely available to the public, resulting in most jurisdictions eliminating or significantly curtailing economic restrictions. With the lifting of economic restrictions, macroeconomic conditions continue to recover with the reported unemployment rate falling to 4.8% as of September 2021 from 6.7% as of December 2020.

To support the economic recovery, the Federal Reserve set the Federal Funds Rate at a target of 0% to 0.25% at the beginning of the pandemic and has maintained that rate through the first nine months of 2021. The Federal Reserve also indicated in its September 2021 meeting that it intends to keep rates at these low levels as the economy continues to recover and until the economy reaches what it believes is full employment. The Federal Reserve also has noted that although the reported unemployment rates have improved significantly, it will monitor and determine whether full employment has been achieved based on a number of factors, including participation rate and wage growth. Although the Federal Reserve has indicated it will begin reducing its purchase of Treasury securities and Agency mortgage-backed securities (“Agency MBS”), the overall improvements in the economy coupled with the low Federal Fund Rate target have kept long-term mortgage interest rates very low, which form the basis for most of our lending.

Multifamily property fundamentals continue to show strength during the ongoing recovery, with multifamily occupancy rates, demand for new multifamily residential leases, and residential retention rates at record highs. According to RealPage, a provider of commercial real estate data and analytics, occupancy rates have increased to 97.3% as of September 2021, compared to 95.8% as of December 2019, prior to the start of the pandemic. Additionally, residential retention rates reached all-time highs at 58.0% during the third quarter of 2021. Low vacancy rates coupled with high retention rates and demand for new leases indicate a robust and healthy multifamily market.

Our multifamily property sales volumes continued their strong growth into the third quarter of 2021, as (i) the multifamily acquisitions market was very active the past few quarters, including the third quarter of 2021, (ii) we have expanded the number of property sales brokers and the geographical reach of our property sales platform, and (iii) our volume in the third quarter of 2020 was lower due to the pandemic. Long term, we believe the market fundamentals will continue to be positive for multifamily property sales. Over the last several years, and in the months leading up to the pandemic, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily property sales market were strong prior to the pandemic, and, when combined with high occupancy and retention rates and rising real-estate prices, it is our expectation that market demand for multifamily property sales will continue to grow as this asset class remains an attractive investment option.

Our debt brokerage platform continued its strong growth into the third quarter of 2021, with brokered volume increasing significantly during the year. The increases in volume for the three and nine months ended September 30, 2021 reflect the continued demand from private capital providers, with activity focused not only on multifamily but other commercial real estate assets such as office and retail. Additionally, our debt brokerage volumes in the third quarter of 2020 were unusually low due to the pandemic. We expect the non-multifamily debt financing volumes to continue to recover over time as other commercial real estate asset classes stabilize post-pandemic.

Our Agency multifamily debt financing operations have remained very active over the past year. We are a market-leading originator with the Agencies, and we believe our market leadership positions us well to continue gaining market share and remain a significant lender with the Agencies for the foreseeable future.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2020, FHFA established Fannie Mae’s and Freddie Mac’s 2021 loan origination caps at $70 billion each for all multifamily business. During the three months ended September 30, 2021, Fannie Mae and Freddie Mac had multifamily origination volumes of $16.3 billion and $17.7 billion, respectively, up 6.5% and down 2.2%, respectively, from the same period in 2020. During the nine months ended September 30, 2021, Fannie Mae and Freddie Mac had multifamily origination volumes of $48.7 billion and $44.8 billion, respectively, down 0.6% and 7.4%, respectively, from the first nine months of 2020, leaving a combined $46.5 billion of available lending capacity for the remainder of the year. GSE lending volume slowed in the first half of 2021, as the GSEs’ pricing on multifamily debt was less competitive as other capital sources reentered the market, and as the GSEs managed their originations under their lending caps. In the third quarter of 2021, GSE lending accelerated with combined lending up 10.1% in September 2021 compared to the same period in 2020. With a combined $46.5 billion or 33% of available lending capacity remaining, we expect the GSEs’ lending to continue to accelerate in the fourth quarter of 2021. In October 2021, FHFA established Fannie Mae’s and Freddie Mac’s 2022 loan origination caps at $78 billion each for all multifamily business, an 11% increase from the 2021 caps.

Our debt financing operations with HUD remained strong during the first nine months of 2021, with HUD loan volumes increasing 40% and 33% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase in HUD debt financing volumes were driven by continued strong demand for HUD’s multifamily lending product, which provides borrowers with favorable economics on long-term, fully amortizing debt.

We expect strength in our Agency operations to continue despite the return of other capital sources. An additional positive factor influencing multifamily financing volumes is the historically low interest rate environment, which is incentivizing some borrowers to refinance their properties in spite of the prepayment penalty fees they may incur. We continue to seek additional resources and to scale our Agency lending platform.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams from future servicing fees. During the three and nine months ended September 30, 2021, servicing fees are up 17% and 19%, respectively, over the same periods last year due to the record amount of MSRs we generated in 2020. A decline in our Agency originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with debt financing volume and future servicing fee revenue would be constrained or decline.

We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and to dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. For the third quarter of 2021, we originated $314.9 million of Interim Program JV loans, compared to no originations in the third quarter of 2020. In the third quarter of 2020, we did not originate any new Interim Program loans as a result of the pandemic. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed. Our Interim Loan Program has similarly rebounded in the third quarter of 2021, with originations of $157.2 million compared to $37.0 million in the third quarter of 2020.

In the third quarter of 2021, we entered into a purchase agreement to acquire Alliant Capital, Ltd. and certain of its affiliates (“Alliant”), a privately held alternative investment manager focused on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication, joint venture development, and community preservation fund management. The transaction is expected to close in the fourth quarter of 2021, and we expect the combination of Alliant and our existing strong position in the affordable housing space to generate significant financing and property sales opportunities.

In September 2021, the White House announced plans to increase the affordable housing supply across the country. These plans include the relaunching and expansion of programs designed to increase the available capital for the development of affordable housing projects. In conjunction with the announcement, the FHFA raised the GSEs’ combined LIHTC investment cap to $1.7 billion, up 70% from the previous cap of $1.0 billion. Additionally, as part of FHFA’s 2022 loan origination caps of $156 billion announced in October 2021, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. We expect these initiatives will create additional growth opportunities for both Alliant and our debt financing and property sales teams focused on affordable housing.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands; except per share data)	2021	2020	2021	2020
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$3,271,765	$1,977,607	$6,716,765	$8,911,397
Freddie Mac	2,591,906	3,136,313	4,607,945	5,903,389
Ginnie Mae ̶ HUD	522,093	373,480	1,816,800	1,368,317
Brokered(1)	6,402,862	1,711,541	16,985,932	7,200,926
Principal Lending and Investing(2)	472,142	105,488	968,629	227,529
Total Debt Financing Volume	$13,260,768	$7,304,429	$31,096,071	$23,611,558
Property Sales Volume	5,230,093	1,106,162	9,967,385	3,283,463
Total Transaction Volume	$18,490,861	$8,410,591	$41,063,456	$26,895,021

Key Performance Metrics:
Operating margin	27%	28%	28%	29%
Return on equity	22	20	20	21
Walker & Dunlop net income	$71,721	$53,190	$185,831	$163,078
Adjusted EBITDA(3)	72,430	45,165	199,611	157,687
Diluted EPS	2.21	1.66	5.73	5.11

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	49%	46%	48%	42%
Other operating expenses	7	7	7	6

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees(4)	0.95%	1.15%	1.00%	1.01%
MSR income(5)	0.70	1.08	0.69	1.01
MSR income, as a percentage of Agency debt financing volume(6)	1.40	1.42	1.59	1.46

(dollars in thousands)	As of September 30,
Managed Portfolio:	2021	2020
Components of Servicing Portfolio
Fannie Mae	$52,317,953	$46,224,549
Freddie Mac	38,039,014	35,726,109
Ginnie Mae - HUD	9,894,893	9,639,820
Brokered (7)	13,429,801	11,513,521
Principal Lending and Investing (8)	238,713	273,754
Total Servicing Portfolio	$113,920,374	$103,377,753
Assets under management (9)	2,309,332	1,936,679
Total Managed Portfolio	$116,229,706	$105,314,432

SUPPLEMENTAL OPERATING DATA (continued)

	As of September 30,
Key Servicing Portfolio Metrics (end of period):	2021	2020
Custodial escrow account balance (in billions)	$3.0	$2.8
Weighted-average servicing fee rate (basis points)	24.6	23.4
Weighted-average remaining servicing portfolio term (years)	9.2	9.4

The following tables present WDIP’s AUM as of September 30, 2021 and 2020:

	As of September 30, 2021
	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$37,781	$65,975	$103,756
Fund IV	88,827	106,498	195,325
Fund V	273,853	45,064	318,917
Fund VI	30,498	2,478	32,976
Separate accounts	150,000	589,840	739,840
Total assets under management	$580,959	$809,855	$1,390,814

	As of September 30, 2020
	Unfunded	Funded
Components of WDIP assets under management (in thousands)	Commitments	Investments	Total
Fund III	$56,072	$123,818	$179,890
Fund IV	165,294	139,657	304,951
Fund V	192,113	10,036	202,149
Separate accounts	—	610,223	610,223
Total assets under management	$413,479	$883,734	$1,297,213

(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	For the three months ended September 30, 2021, includes $314.9 million from the Interim Program JV and $157.2 million from the Interim Loan Program. For the nine months ended September 30, 2021, includes $665.9 million from the Interim Program JV, $286.7 million from the Interim Loan Program and $16.0 million from WDIP separate accounts. For the three months ended September 30, 2020, includes $37.0 million from the Interim Program and $68.5 million from WDIP separate accounts. For the nine months ended September 30, 2020, includes $37.0 million from the Interim Program, $86.2 million from the Interim Program JV and $104.4 million from WDIP separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	Excludes the income and debt financing volume from Principal Lending and Investing.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and debt financing volume from Principal Lending and Investing.
(6)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(7)	Brokered loans serviced primarily for life insurance companies.
(8)	Consists of interim loans not managed for the Interim Program JV.
(9)	As of September 30, 2021, includes $918.5 million of Interim Program JV managed loans and WDIP assets under management of $1.4 billion. As of September 30, 2020, includes $566.1 million of Interim Program JV managed loans, $73.3 million of loans serviced directly for the Interim Program JV partner, and WDIP assets under management of $1.3 billion.

The following tables present a period-to-period comparison of our financial results for the three and nine months ended September 30, 2021 and 2020.

FINANCIAL RESULTS – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$123,242	$83,825	$39,417	47%
Fair value of expected net cash flows from servicing, net	89,482	78,065	11,417	15
Servicing fees	70,628	60,265	10,363	17
Property sales broker fees	33,677	6,756	26,921	398
Net warehouse interest income	5,583	7,558	(1,975)	(26)
Escrow earnings and other interest income	2,032	2,275	(243)	(11)
Other revenues	21,646	8,272	13,374	162
Total revenues	$346,290	$247,016	$99,274	40

Expenses
Personnel	$170,181	$114,548	$55,633	49%
Amortization and depreciation	53,498	41,919	11,579	28
Provision (benefit) for credit losses	1,266	3,483	(2,217)	(64)
Interest expense on corporate debt	1,766	1,786	(20)	(1)
Other operating expenses	24,836	16,165	8,671	54
Total expenses	$251,547	$177,901	$73,646	41
Income from operations	$94,743	$69,115	$25,628	37
Income tax expense	22,953	15,925	7,028	44
Net income before noncontrolling interests	$71,790	$53,190	$18,600	35
Less: net income (loss) from noncontrolling interests	69	—	69	N/A
Walker & Dunlop net income	$71,721	$53,190	$18,531	35

FINANCIAL RESULTS – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$306,593	$238,105	$68,488	29%
Fair value of expected net cash flows from servicing, net	209,266	236,434	(27,168)	(11)
Servicing fees	205,658	172,561	33,097	19
Property sales broker fees	65,173	19,928	45,245	227
Net warehouse interest income	14,768	22,454	(7,686)	(34)
Escrow earnings and other interest income	5,972	15,689	(9,717)	(62)
Other revenues	44,559	28,827	15,732	55
Total revenues	$851,989	$733,998	$117,991	16

Expenses
Personnel	$407,817	$310,993	$96,824	31%
Amortization and depreciation	148,879	123,998	24,881	20
Provision (benefit) for credit losses	(14,380)	32,029	(46,409)	(145)
Interest expense on corporate debt	5,291	6,724	(1,433)	(21)
Other operating expenses	62,171	47,324	14,847	31
Total expenses	$609,778	$521,068	$88,710	17
Income from operations	$242,211	$212,930	$29,281	14
Income tax expense	56,311	50,076	6,235	12
Net income before noncontrolling interests	$185,900	$162,854	$23,046	14
Less: net income (loss) from noncontrolling interests	69	(224)	293	(131)
Walker & Dunlop net income	$185,831	$163,078	$22,753	14

Overview

Three months ended September 30, 2021 compared to three months ended September 30, 2020

The increase in revenues was primarily driven by increases in loan origination and debt brokerage fees, net (“origination fees”), fair value of expected net cash flows from servicing, net (“MSR Income”), servicing fees, property sales broker fees and other revenues. The increase in origination fees was primarily related to an overall increase in debt financing volume, particularly in our Fannie Mae and brokered debt financing volumes. MSR Income increased as a result of an overall increase in Agency debt financing volume. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was a result of a substantial increase in property sales volume. Other revenues increased primarily as a result of increases in prepayment fees and research subscription fees.

The increase in expenses was largely attributable to increases in personnel expenses, amortization and depreciation, and other operating expenses. The increase in personnel expenses was primarily a result of increases in (i) commission costs due to the increases in origination fees and property sales brokers fees, (ii) salaries and benefits costs driven by an increase in the average headcount, and (iii) stock compensation expense due to increases in costs for our 2020 broad-based employee stock grant and costs associated with our performance plan for executives. Amortization and depreciation expense increased due to an increase in the average MSR balance. Other operating expenses increased largely as a result of the overall growth of the Company over the past year and acquisition activity.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

The increase in revenues was driven by increases in origination fees, servicing fees, property sales broker fees and other revenues, partially offset by decreases in MSR Income, net warehouse interest income, and escrow earnings and other interest income. The increase in origination fees was primarily related to an overall increase in debt financing volume, particularly in our brokered and HUD loan origination volumes. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was a result of the significant increase in property sales volume. Other revenues increased primarily due to increases in prepayment fees and research subscription fees. MSR Income decreased as a result of a decrease in Agency debt financing volume. Net warehouse interest income decreased due to decreases in the average balances and net spreads for both LHFS and LHFI. Escrow earnings and other interest income decreased largely due to a substantial decrease in the average earnings rate.

The increase in expenses was mainly driven by increases in personnel expenses, amortization and depreciation, and other operating expenses, partially offset by a change in provision (benefit) for credit losses. The increase in personnel expenses was primarily due to increases in (i) commission costs due to the increases in origination fees and property sales broker fees, (ii) salaries and benefits costs due primarily to an increase in the average headcount, and (iii) stock-based compensation expense due to increases in costs for our 2020 broad-based employee stock grant and costs associated with our performance plan for executives. Amortization and depreciation expense increased due to an increase in the average MSR balance. Other operating expenses increased as a result of the overall growth of the Company over the past year and acquisition activity. The change to a benefit for credit losses in 2021 from a provision for credit losses in 2020 was driven primarily by a decrease in our CECL reserve.

Revenues

Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net. The following tables provide additional information that helps explain changes in origination fees and MSR Income period over period:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Debt Financing Volume by Product Type	2021	2020	2021	2020
Fannie Mae	25%	27%	22%	38%
Freddie Mac	20	43	15	25
Ginnie Mae ̶ HUD	4	5	6	6
Brokered	47	24	54	30
Principal Lending and Investing	4	1	3	1

	For the three months ended		For the nine months ended
	September 30,		September 30,
Mortgage Banking Details (basis points)	2021	2020	2021	2020
Origination Fee Rate (1)	95	115	100	101
Basis Point Change	(20)		(1)
Percentage Change	(17)%		(1)%
MSR Rate (2)	70	108	69	101
Basis Point Change	(38)		(32)
Percentage Change	(35)%		(32)%
Agency MSR Rate (3)	140	142	159	146
Basis Point Change	(2)		13
Percentage Change	(1)%		9%
(1)	Loan origination and debt brokerage fees, net as a percentage of total mortgage banking volume.
(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR Income as a percentage of Agency debt financing volume.

For the three months ended September 30, 2021, the increase in origination fees was driven by the increase in overall debt financing volume, particularly the substantial growth in our Fannie Mae and brokered debt financing volume, which grew by 65% and 274%, respectively, from the three months ended September 30, 2020. The increase in origination fees due to the increase in volume was partially offset by a decrease in the origination fee rate resulting from the shift in transaction mix from 75% Agency loans in 2020 to 49% Agency loans in 2021. We typically earn higher origination fees on Agency loans than brokered loans.

MSR Income increased for the three months ended September 30, 2021, primarily as a result of a 16% increase in Agency debt financing volume. The decrease in the MSR Rate was attributable to the same shift in transaction mix noted above.

For the nine months ended September 30, 2021, the increase in origination fees was driven by the increase in overall debt financing volume from the nine months ended September 30, 2020, partially offset by a small decline in the Origination Fee Rate.

MSR Income declined for the nine months ended September 30, 2021, as a result of a 19% decrease in Agency debt financing volumes, particularly our Fannie Mae debt financing volume, which decreased 25%. Partially offsetting the decline due to volume was an increase in the Agency MSR Rate. The decline in Fannie Mae debt financing volume was primarily the result of a portfolio of loans originated in 2020 with over $2 billion in volume, with no comparable large portfolio transaction in 2021. The Agency MSR Rate increased year over year due primarily to this large portfolio, which had a lower than average servicing fee.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Servicing Fees. For both the three and nine months ended September 30, 2021, the increases were primarily attributable to increases in the average servicing portfolio period over period as shown below, primarily due to higher loan originations and relatively few payoffs over the last 12 months, coupled with increases in the servicing portfolio’s average servicing fee rates as shown below. The increases in the average servicing fee are the result of the large volume of Fannie Mae debt financing volume with high servicing fees over the past year.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Servicing Fees Details (dollars in thousands)	2021	2020	2021	2020
Average Servicing Portfolio	$112,308,470	$101,551,127	$110,516,000	$97,914,210
Dollar Change	10,757,343		12,601,790
Percentage Change	11%		13%
Average Servicing Fee (basis points)	24.6	23.4	24.4	23.3
Basis Point Change	1.2		1.1
Percentage Change	5.1%		4.7%

Property sales broker fees. For the three and nine months ended September 30, 2021, the increases in property sales broker fees were driven by significant increases in the property sales volumes year over year. See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in property sales volumes.

Net Warehouse Interest Income. For the three and nine months ended September 30, 2021, the decreases in net warehouse interest income were the result of decreases in net warehouse interest income from both LHFS and LHFI. The decreases in net warehouse interest income from LHFS were primarily due to the decreases in the net spreads shown below, as the short-term interest rates upon which we incur interest expense decreased at a slower rate than the mortgage rates upon which we earn interest income. Additionally, the average balances of loans outstanding were lower in 2021 than in 2020 as seen below.

The decreases in net warehouse interest income from LHFI were primarily due to decreases in the average outstanding balances and the net spreads shown below. The average outstanding balances decreased due to low origination activity during the year ended December 31, 2020, as the market for interim loans was interrupted due to the pandemic. The payoffs we had in 2020 were not fully replaced with new originations, resulting in a lower starting balance in 2021 than in 2020. We have seen an increase in our interim loan volume in 2021; however, payoffs continue to outpace originations as more production volume is going to our Interim Program JV, contributing to the lower average outstanding balances in LHFI. The decreases in net spreads were the result of having a larger balance of LHFI funded with corporate cash in 2020 than 2021.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Net Warehouse Interest Income Details (dollars in thousands)	2021	2020	2021	2020
Average LHFS Outstanding Balance	$1,780,594	$1,845,687	$1,458,110	$1,759,594
Dollar Change	$(65,093)		$(301,484)
Percentage Change	(4)%		(17)%
LHFS Net Spread (basis points)	84	106	83	96
Basis Point Change	(22)		(13)
Percentage Change	(21)%		(14)%
Average LHFI Outstanding Balance	$274,338	$329,559	$278,181	$379,249
Dollar Change	$(55,221)		$(101,068)
Percentage Change	(17)%		(27)%
LHFI Net Spread (basis points)	271	326	273	344
Basis Point Change	(55)		(71)
Percentage Change	(17)%		(21)%

Escrow Earnings and Other Interest Income. For the nine months ended September 30, 2021, the decrease was primarily due to a significant decrease in average earnings rate on our escrow accounts resulting from a decrease in short-term interest rates in the broader market, slightly offset by an increase in the average balance of escrow accounts due to an increase in the average servicing portfolio.

Other Revenues. For the three and nine months ended September 30, 2021, the increases were driven primarily by increases in prepayment fees and research subscription fees. Prepayment fees increased $6.6 million and $4.1 million for the three and nine months ended September 30, 2021, respectively. We acquired Zelman in July 2021, which resulted in the addition of $4.5 million in new revenues for both the three and nine months ended September 30, 2021.

Expenses

Personnel. For the three months ended September 30, 2021, the increase was primarily the result of (i) a $40.9 million increase in commission costs due to higher origination fees and property sales broker fees, (ii) a $6.9 million increase in salaries and benefits due to a 22% increase in average headcount to support our growth efforts, (iii) a $3.6 million increase in the accrual for subjective bonuses due to the increase in average headcount and the Company’s financial performance, and (iv) a $3.8 million increase in stock-based compensation expense due to a higher expense associated with a stock grant provided to the vast majority of our non-executive employee base in the fourth quarter of 2020 and stock-based compensation expense associated with our performance share plans due to the Company’s improved financial performance for the third quarter of 2021 compared to the same period in 2020.

For the nine months ended September 30, 2021, the increase was primarily the result of (i) a $66.0 million increase in commission costs due to higher origination fees and property sales broker fees, (ii) an $18.4 million increase in salaries and benefits due to a 16% increase in average headcount to support our growth efforts, and (iii) an $8.7 million increase in stock-based compensation expense due to higher expense associated with a stock grant provided to the vast majority of our non-executive employee base in the fourth quarter of 2020 and stock-based compensation expense associated with our performance share plans due to the Company’s improved financial performance in 2021 compared to 2020.

Amortization and Depreciation. For the three and nine months ended September 30, 2021, the increase was primarily attributed to loan origination activity and the resulting growth in the average MSR balance. Over the past 12 months, we have added $124.2 million of MSRs, net of amortization and write offs due to prepayment.

Provision (Benefit) for Credit Losses. For the three months ended September 30, 2021, the decrease in the provision for credit losses was primarily attributable to $2.4 million in additional reserves recorded in the third quarter of 2020 for a loan that defaulted in 2019, with no comparable activity in the third quarter of 2021.

For the nine months ended September 30, 2021, the change in the provision (benefit) for credit losses was due to improvements in the forecasted unemployment rate and sustained strength in multifamily operating fundamentals. The forecasted loss rate for our March 31, 2020 CECL reserve calculation was seven basis points compared to one basis point upon implementation at January 1, 2020 as a result of the expected negative economic impacts of the COVID-19 pandemic, resulting in a significant provision expense for the nine months ended September 30, 2020, primarily during the first quarter of 2020. With the economic improvements noted above, we lowered our forecast-period loss rate from six basis points at December 31, 2020 to three basis points for our June 30, 2021 CECL reserve calculation, resulting in a large benefit for the first six months of 2021. We maintained the loss rate at September 30, 2021, resulting in a small provision for credit losses in the third quarter of 2021, but an overall benefit for credit losses for the nine months ended September 30, 2021.

We have not experienced any defaults and minimal delinquencies in our at-risk servicing portfolio since the onset of the pandemic.

Other Operating Expenses. The increase for the three months ended September 30, 2021, primarily stemmed from a $3.8 million increase in professional fees largely due to $2.9 million of due diligence costs for our pending acquisition of Alliant, a $1.4 million increase in travel and entertainment costs as our bankers and brokers resumed traveling for in person meetings, and a $1.4 million increase in marketing costs to support our growth initiatives.

The increase for the nine months ended September 30, 2021 was largely attributable to a $6.1 million increase in professional fees largely due to $2.9 million of due diligence costs for our pending acquisition of Alliant, a $2.1 million increase in marketing costs to support our growth initiatives, a $1.8 million increase in office expenses due to the increased average headcount year over year and increased technology costs to support our growth, and a $3.3 million increase in miscellaneous expenses.

Income Tax Expense. For the three months ended September 30, 2021, the increase in income tax expense relates primarily to the 37% increase in income from operations and a decrease in the absolute and relative realizable excess tax benefits recognized year over year as the number of stock options exercised decreased year over year.

For the nine months ended September 30, 2021, the increase in income tax expense relates primarily to a 14% increase in income from operations and a $1.2 million absolute increase in realizable excess tax benefits recognized year over year due to a substantial increase in the number of shares of restricted stock vested and an increase in the price at which these awards vested.

We do not expect our annual estimated effective tax rate to differ significantly from the 26.3% rate estimated for the three months ended September 30, 2021 as we do not have significant permanent differences. Accordingly, we expect an estimated effective tax rate of between approximately 25.5% and 26.5% for the remainder of the year. The effective tax rate decreased year over year from 23.5% in 2020 to 23.2% in 2021 due to the aforementioned decreases in the absolute and relative realizable excess tax benefits, partially offset by a slightly lower estimated annual effective tax rate in 2021 compared to 2020.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$71,721	$53,190	$185,831	$163,078
Income tax expense	22,953	15,925	56,311	50,076
Interest expense on corporate debt	1,766	1,786	5,291	6,724
Amortization and depreciation	53,498	41,919	148,879	123,998
Provision (benefit) for credit losses	1,266	3,483	(14,380)	32,029
Net write-offs	—	—	—	—
Stock-based compensation expense	10,708	6,927	26,945	18,216
Fair value of expected net cash flows from servicing, net	(89,482)	(78,065)	(209,266)	(236,434)
Adjusted EBITDA	$72,430	$45,165	$199,611	$157,687

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020.

ADJUSTED EBITDA – THREE MONTHS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Loan origination and debt brokerage fees, net	$123,242	$83,825	$39,417	47%
Servicing fees	70,628	60,265	10,363	17
Property sales broker fees	33,677	6,756	26,921	398
Net warehouse interest income	5,583	7,558	(1,975)	(26)
Escrow earnings and other interest income	2,032	2,275	(243)	(11)
Other revenues	21,577	8,272	13,305	161
Personnel	(159,473)	(107,621)	(51,852)	48
Net write-offs	—	—	—	N/A
Other operating expenses	(24,836)	(16,165)	(8,671)	54
Adjusted EBITDA	$72,430	$45,165	$27,265	60

ADJUSTED EBITDA – NINE MONTHS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Loan origination and debt brokerage fees, net	$306,593	$238,105	$68,488	29%
Servicing fees	205,658	172,561	33,097	19
Property sales broker fees	65,173	19,928	45,245	227
Net warehouse interest income	14,768	22,454	(7,686)	(34)
Escrow earnings and other interest income	5,972	15,689	(9,717)	(62)
Other revenues	44,490	29,051	15,439	53
Personnel	(380,872)	(292,777)	(88,095)	30
Net write-offs	—	—	—	N/A

Other operating expenses	(62,171)	(47,324)	(14,847)	31
Adjusted EBITDA	$199,611	$157,687	$41,924	27

Three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020

Loan origination and debt brokerage fees, net increased due to significant increases in overall debt financing volumes. Servicing fees increased due to increases in the average servicing portfolio period over period as a result of the substantial loan originations and relatively few payoffs over the last 12 months and increases in the average servicing fee. Property sales broker fees increased as a result of the increases in property sales volumes. Net warehouse interest income decreased primarily due to decreases in the net spreads and average outstanding balances. Escrow earnings and other interest income decreased primarily as a result of declines in the average earnings rates. The increases in personnel expense were primarily due to increased commission costs due to the increases in total transaction volumes and salaries and benefits resulting from increases in average headcount. Other operating expenses increased as a result of the overall growth of the Company over the past year and from increased costs associated with due diligence for acquisitions.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operating activities are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income, property sales broker fees, research subscription fees, investment banking advisory fees, and other income, net of loan originations and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. Our cash flows from investing activities also include the funding and repayment of loans held for investment, contributions to and distributions from joint ventures, purchases of equity-method investments, and the purchase of AFS securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investment. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically, we have used a combination of long-term debt and cash on hand to fund large acquisitions. Additionally, we repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily for exercise of stock options (cash inflow) and for acquisitions (non-cash transactions).

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2021 and 2020.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Net cash provided by (used in) operating activities	$(196,979)	$(2,296,868)	$2,099,889	(91)%
Net cash provided by (used in) investing activities	49,325	147,624	(98,299)	(67)
Net cash provided by (used in) financing activities	194,265	2,341,258	(2,146,993)	(92)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	404,613	328,580	76,033	23

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(301,921)	$(2,406,414)	$2,104,493	(87)%
Net cash provided by (used in) operating activities, excluding loan origination activity	104,942	109,546	(4,604)	(4)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(7,250)	$(14,130)	$6,880	(49)%
Proceeds from the prepayment/sale of pledged AFS securities	28,781	15,531	13,250	85
Purchase of equity-method investments	(8,029)	(974)	(7,055)	724
Acquisitions, net of cash received	(62,208)	(46,784)	(15,424)	33
Net payoff of (investment in) loans held for investment	127,591	199,569	(71,978)	(36)
Net distributions from (investments in) joint ventures	$(24,053)	$(3,538)	$(20,515)	580

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$333,887	$2,497,627	$(2,163,740)	(87)%
Borrowings of interim warehouse notes payable	154,661	34,028	120,633	355
Repayments of interim warehouse notes payable	(157,277)	(109,860)	(47,417)	43
Repurchase of common stock	(15,686)	(42,525)	26,839	(63)
Repayment of secured borrowings	(73,312)	—	(73,312)	N/A
Cash dividends paid	(48,268)	(33,984)	(14,284)	42

The change in cash flows from operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows used in loan origination activities is primarily attributable to a decrease in originations outpacing sales of loans held for sale (net cash used) by $301.9 million in 2021 compared to $2.4 billion in 2020. Our Agency debt financing activity decreased year over year, which resulted in less cash used in originations during the first nine months of 2021. Excluding cash used for the origination and sale of loans, cash flows provided by operations were $104.9 million in 2021, down from $109.5 million in 2020. The decrease is primarily the result of a $64.6 million higher adjustment for other operating activities, net, partially offset by a lower adjustment for gains attributable to the fair value of future servicing rights, net of guaranty obligation of $27.2 million and a lower adjustment for change in the fair value of premiums and origination fees of $31.3 million.

The decrease in cash provided by investing activities is primarily attributable to (i) a greater increase in the originations of loans held for investments than the payoffs of these loans as our origination volume for 2020 was low due to the COVID-19 pandemic, (ii) an increase in the cash used in acquisitions due to an increase in the average size of acquisitions in 2021 than 2020, (iii) an increase in net investments in joint ventures as our joint ventures have been growing in 2021, and (iv) an increase in the purchase of equity-method investments, partially offset by (i) an increase in the prepayment of pledged AFS securities and (ii) a reduction in the purchases of pledged AFS securities. Pledged AFS securities prepay at unpredictable times. Our purchases were less in 2021 as several prepayments occurred close to the end of the third quarter of 2021, resulting in little time to reinvest prior to September 30, 2021. We have increased our investments in equity-method investments as we continue to invest in small strategic investments.

The decrease in cash provided by financing activity was primarily attributable to a decrease in the net warehouse borrowings, the repayment of our secured borrowings, and an increase in cash dividends paid, partially offset by an increase in net borrowings of interim warehouse notes payables and a decrease in cash paid for stock repurchases. The decrease in net borrowings of warehouse notes payable during 2021 was largely due to the decrease in cash used for loan origination activity, as noted above. The repayment of secured borrowings was the result of the repayment of the secured borrowing in the second quarter of 2021, a unique transaction. Cash dividends paid increased as a result of the increase in our dividend to $0.50 per share in 2021 compared to $0.36 per share in 2020. Net borrowings of interim warehouse notes payable increased due to the increase in originations of loans held for investments noted above. The decrease in cash paid for repurchases of common stock was related to repurchases under approved stock repurchase programs. In 2021, we did not repurchase any shares under approved repurchase programs, while in 2020 we repurchased $23.7 million of shares under such programs.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of September 30, 2021. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of September 30, 2021, the net worth requirement was $250.2 million, and our net worth was $1.1 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2021, we were required to maintain at least $49.5 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2021, we had operational liquidity of $254.7 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.50 per share in each of the first three quarters of 2021, which is 39% higher than the quarterly dividend paid in each of the first three quarters of 2020. On November 3, 2021, our Board of Directors declared a dividend of $0.50 per share for the fourth quarter of 2021. The dividend will be paid on November 29, 2021 to all holders of record of the Company’s restricted and unrestricted common stock as of November 19, 2021.

Over the past three years, we have returned $210.7 million to investors in the form of the repurchase of 1.5 million shares of our common stock under share repurchase programs for a cost of $72.0 million and cash dividend payments of $138.7 million. Additionally, we have invested $179.0 million in acquisitions. On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of September 30, 2021, we used corporate cash to fully fund loans held for investment with an unpaid principal balance of $53.0 million. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2021, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75 million of shares of our common stock over a 12-month period beginning February 12, 2021. Through September 30, 2021 we have not repurchased any shares under the 2021 repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of September 30, 2021, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $97.2 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2021 collateral requirements as outlined above. As of September 30, 2021, reserve requirements for the September 30, 2021 DUS loan portfolio will require us to fund $64.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2021.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of September 30, 2021.

	September 30, 2021
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$277,872	30-day LIBOR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	346,047	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	378,624	30-day LIBOR plus 1.30%
Agency Warehouse Facility #4	350,000	—	350,000	136,616	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	885,308	30-day LIBOR plus 1.45%
Agency Warehouse Facility #6	150,000	100,000	250,000	118,124	30-day LIBOR plus 1.40%
Agency Warehouse Facility #7	150,000	50,000	200,000	92,293	30-day LIBOR plus 1.30%
Total National Bank Agency Warehouse Facilities	$2,375,000	$1,715,000	$4,090,000	$2,234,884
Fannie Mae repurchase agreement, uncommitted line and open maturity	$—	$1,500,000	$1,500,000	$482,861
Total Agency Warehouse Facilities	2,375,000	3,215,000	5,590,000	2,717,745
Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	—	30-day LIBOR plus 1.65% to 2.00%
Interim Warehouse Facility #3	200,000	—	200,000	111,817	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	454,810	—	454,810	131,627
Total warehouse facilities	$2,829,810	$3,215,000	$6,044,810	$2,849,372
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

Agency Warehouse Facilities

As of September 30, 2021, we had seven warehouse lines of credit in the aggregate amount of $4.1 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”) that we use to fund substantially all of our loan originations. The seven warehouse facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on December 24, 2021. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 130 basis points. During the second quarter of 2021, we executed an amendment that decreased the borrowing rate to 30-day LIBOR plus 130 basis points from 30-day LIBOR plus 140 basis points and decreased the 30-day LIBOR floor to zero from 25 basis points. In October 2021, we executed an amendment to the agreement that extended the maturity date to December 24, 2021. No other material modifications have been made to the agreement in 2021.

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

Agency Warehouse Facility #5:

We have a master repurchase agreement with a national bank for a $1.0 billion uncommitted advance credit facility that is scheduled to mature on September 15, 2022. The facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of 30-day LIBOR plus 145 basis points. During the third quarter of 2021, we executed amendments to the agreement related to Agency Warehouse Facility #5 that extended the maturity date to September 15, 2022. No other material modifications have been made to the agreement during 2021.

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

         Agency Warehouse Facility #7:

During the third quarter of 2021, we entered into an agreement to establish Agency Warehouse Facility #7. The warehouse facility has a $150.0 million maximum committed borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures on August 24, 2022. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $50.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. The negative and financial covenants of the warehouse agreement substantially conform to those of the warehouse agreement for Agency Warehouse Facility #1, as described in our 2020 Form 10-K. No material modifications have been made to the agreement during 2021.

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

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Loan Program, we have four warehouse facilities with certain national banks in the aggregate amount of $454.8 million as of September 30, 2021 (“Interim Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually or bi-annually, and one is a commitment that matures according to the maturity date of the underlying loan it finances. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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

Interim Warehouse Facility #3:

We have a $200.0 million repurchase agreement with a national bank that is scheduled to mature on September 29, 2022. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 175 to 325 basis points. The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During the third quarter of 2021, we executed amendments to the agreement related to Interim Warehouse Facility #3 that extended the maturity date to September 29, 2022, increased the committed borrowing capacity to $200.0 million, and eliminated the uncommitted borrowing capacity. No other material modifications have been made to the agreement during 2021.

Interim Warehouse Facility #4:

We have a $19.8 million committed warehouse loan and security agreement with a national bank that funds one specific loan. The agreement provides for a maturity date to coincide with the earlier of the maturity date for the underlying loan or the stated maturity date of October 1, 2022. Borrowings under the facility are full recourse and bear interest at 30-day LIBOR plus 300 basis points, with a floor of 450 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. The committed warehouse loan and security agreement has only two financial covenants, both of which are similar to the other Interim Warehouse Facilities. We may request additional capacity under the agreement to fund specific loans. In October 2021, we executed an amendment related to Interim Warehouse Facility #4 that extended the stated maturity date to October 1, 2022. No other material modifications have been made to the agreement during 2021.

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of September 30, 2021, we were in compliance with all of our warehouse line covenants.

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

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, and W&D BE, Inc., each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on November 7, 2018 among the Loan Parties and Wells Fargo Bank, National Association, as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary, so long as certain conditions and requirements provided for in the Credit Agreement are met. As of September 30, 2021, the outstanding unpaid principal balance of the Term Loan was $292.5 million.

The note payable and the warehouse facilities are senior obligations of the Company. As of September 30, 2021, we were in compliance with all such covenants related to the Credit Agreement.

To allow us to fund the acquisition of Alliant, we are currently in the process of refinancing and upsizing our Note payable (“existing term loan”) to $600 million. We have received commitments well in excess of the $600 million targeted amount. The new term loan is expected to close during the fourth quarter of 2021 simultaneously with the closing of the acquisition of Alliant. The proceeds from the new term loan will be used to repay the existing term loan and to fund a significant amount of the $361 million cash due at the closing of the acquisition of Alliant. The new term loan is expected to have a term of seven years.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
(dollars in thousands)	2021	2020
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$44,069,885	$37,018,792
Fannie Mae Modified Risk	8,235,475	9,165,490
Freddie Mac Modified Risk	36,883	52,685
Total risk-sharing servicing portfolio	$52,342,243	$46,236,967

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$12,593	$40,267
Freddie Mac No Risk	38,002,131	35,673,424
GNMA - HUD No Risk	9,894,893	9,639,820
Brokered	13,429,801	11,513,521
Total non-risk-sharing servicing portfolio	$61,339,418	$56,867,032
Total loans serviced for others	$113,681,661	$103,103,999
Interim loans (full risk) servicing portfolio	238,713	273,754
Total servicing portfolio unpaid principal balance	$113,920,374	$103,377,753

Interim Program JV Managed Loans (1)	918,518	639,466

At risk servicing portfolio (2)	$48,209,532	$41,848,548
Maximum exposure to at risk portfolio (3)	9,784,054	8,497,807
Defaulted loans	48,481	48,481

Defaulted loans as a percentage of the at-risk portfolio	0.10%	0.12%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.13	0.17
Allowance for risk-sharing as a percentage of maximum exposure	0.63	0.83
(1)	As of September 30, 2021, this balance consists entirely of Interim Program JV managed loans. As of September 30, 2020, this balance consists of $73.3 million of loans serviced directly for the Interim Program JV partner and $566.1 million of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

As a result of the onset of the pandemic and the resulting forecasts for significant unemployment rates for the remainder of 2020, we adjusted the loss rate for the forecast period CECL reserve, resulting in a total allowance for risk-sharing obligation of $70.5 million as of September 30, 2020, or 17 basis points of the at-risk balance. During the first three quarters of 2021, economic conditions improved significantly, with reported unemployment rates and forecasts for future unemployment rates at improved rates compared to both December 31, 2020 and September 30, 2020. In response to the improving unemployment statistics, we adjusted the loss rate for the forecast period downwards during 2021, contributing $13.0 million of the $13.7 million benefit for risk-sharing obligations and a decrease in the allowance for risk-sharing obligations to $61.6 million as of September 30, 2021 from $75.3 million as of December 31, 2020, or 13 basis points and 17 basis points of the at-risk balance as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, and 2020, two loans with an aggregate UPB of $48.5 million in our at-risk portfolio were in default. We had a provision for risk-sharing obligations of $1.3 million for both the three months ended September 30, 2021 and 2020. For the three months ended September 30, 2021 and 2020, the provision was entirely the result of increases in the balance of the at-risk servicing portfolio. We had a benefit for risk-sharing obligations of $13.7 million for the nine months ended September 30, 2021 compared to a provision for risk-sharing obligations of $28.9 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the majority of the benefit for risk-sharing obligations was the result of a decrease in the CECL reserve due to improved unemployment forecasts partially offset by increases in the balance of the at-risk servicing portfolio. For the nine months ended September 30, 2020, the majority of the provision was the result of an increase in the forecasted losses resulting from the pandemic.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of September 30, 2021.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track LIBOR. 30-day LIBOR as of September 30, 2021 and 2020 was eight basis points and 15 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of September 30,
Change in annual escrow earnings due to: (in thousands)	2021	2020
100 basis point increase in 30-day LIBOR	$29,824	$27,521
100 basis point decrease in 30-day LIBOR(1)	(2,357)	(3,500)

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

	As of September 30,
Change in annual net warehouse interest income due to: (in thousands)	2021	2020
100 basis point increase in 30-day LIBOR	$(26,212)	$(29,530)
100 basis point decrease in 30-day LIBOR (1)	1,684	3,695

All of our corporate debt is based on 30-day LIBOR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our note payable balance outstanding at each period end.

	As of September 30,
Change in annual income from operations due to: (in thousands)	2021	2020
100 basis point increase in 30-day LIBOR	$(2,925)	$(2,955)
100 basis point decrease in 30-day LIBOR (1)	235	433
(1)	The decrease is limited to the 30-day LIBOR rate as of period end as 30-day LIBOR was less than 100 basis points.

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

Market Value Risk

The fair value of our MSRs is subject to market risk. A 100-basis point increase or decrease in the weighted-average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $37.2 million as of September 30, 2021, compared to $29.1 million as of September 30, 2020. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of September 30, 2021, 89% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 87% as of September 30, 2020. Given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2020 Form 10-K and in Part II, Item 1A of our Form 10-Q for the quarterly period ended June 30, 2021, descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). Except as described below, there have been no material changes from the disclosures provided in the 2020 Form 10-K or our Form 10-Q for the quarterly period ended June 30, 2021 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Our acquisition of Alliant may not be completed on the terms or timeline currently contemplated, or at all.

On August 30, 2021, we entered into a Purchase Agreement to acquire Alliant and certain of its affiliates (the “Acquisition”).  The closing of the Acquisition is subject to certain conditions, including required regulatory approvals and consents of Alliant’s investor and lender partners. It is not certain that these conditions will be met or waived, that the required approvals will be obtained, or that we will be able to successfully consummate the Acquisition as provided for in the Purchase Agreement, or at all. We face risks and uncertainties due both to the pendency of the Acquisition as well as the potential failure to consummate the Acquisition, including:

●	We may not realize any or all of the potential benefits of the Acquisition that could result from acquiring Alliant’s businesses;

●	We will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the Acquisition, even if it is not consummated;
●	If the Purchase Agreement is terminated before we complete the Acquisition, under some circumstances, we may have to pay a termination fee of $20.0 million; and
●	The attention of our management and employees may be diverted from day-to-day operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our stock price, business and cash flows, results of operations and financial position.

We may not be able to successfully integrate Alliant’s businesses into the Company in a timely fashion or at all and may encounter significant unexpected difficulties in integrating the businesses.

The Company and Alliant are independent organizations, each utilizing different systems, controls, processes and procedures. Following completion of the Acquisition, our ability to fully realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate Alliant’s businesses into the Company. The overall integration may result in unanticipated problems, expenses, liabilities, loss of client relationships, expenditure of resources and distraction of management and other employees. The difficulties of combining the operations include:

●	Management’s attention may be diverted to integration matters;
●	We may devote significant resources to integration, including relating to information technology;
●	Alliant is a privately held company and we may have difficulties integrating financial accounting systems, internal controls and standards, procedures and policies;
●	We may have difficulties managing the expanded operations of a larger and more complex company;
●	We may be unable to retain key personnel; and
●	We may have difficulties addressing the differences in the corporate cultures and management philosophies of the two companies while assimilating Alliant’s employees.

Therefore, there can be no assurance that the integration of Alliant’s businesses will result in the realization of the full benefits anticipated from the Acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2021, we purchased 14 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2021, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 12, 2021. During the quarter ended September 30, 2021 we did not repurchase any shares under this share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of September 30, 2021. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2021:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2021	4,447	104.46	—	$75,000
August 1-31, 2021	661	103.48	—	75,000
September 1-30, 2021	8,605	110.50	—	75,000
3rd Quarter	13,713	$108.21	—	75,000

On July 13, 2021, we issued 50,219 shares (the “Shares”) of our common stock as partial consideration for our purchase of the controlling interest of Zelman. All of the Shares are prohibited from being transferred until July 13, 2022. The issuance of the Shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

2.5	*†

Purchase Agreement, dated as of August 30, 2021, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant Company, LLC, Alliant Capital, Ltd., Alliant Fund Asset Holdings, LLC, Alliant Asset Management Company, LLC, Alliant Strategic Investments II, LLC, ADC Communities, LLC, ADC Communities II, LLC, AFAH Finance, LLC, Alliant Fund Acquisitions, LLC, Vista Ridge 1, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horwitz

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2		Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 8, 2018)
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Amendment No. 2 to Master Repurchase Agreement, dated as of August 23, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2021).

10.2

Amendment No. 3 to Master Repurchase Agreement, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).

10.3

Amended and Restated Letter, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).

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

†: Schedules (or similar attachments) have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules (or similar attachments) to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walker & Dunlop, Inc.
Date: November 4, 2021	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 4, 2021	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer