Form 10-K
period 2021-12-31
Walker & Dunlop, Inc.
filed 2022-02-24
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35000

Walker & Dunlop, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0629925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7272 Wisconsin Avenue, Suite 1300
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2.2 billion as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2021). The Registrant has no non-voting common equity.

As of January 31, 2022, there were 32,891,423 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to May 2, 2022 are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	the general volatility and global economic disruption caused by the ongoing impacts of the COVID-19 pandemic and its potential impact on our business operations, financial results and cash flows and liquidity;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan-funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	our ability to successfully integrate Alliant’s (as defined in Item 1. below) employees and operations;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;
●	general volatility of the capital markets and the market price of our common stock; and
●	our and our service providers’ ability to prevent, detect, and mitigate cybersecurity risks

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

Item 1. Business

General

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending and property sales, commercial real estate debt brokerage, and affordable housing investment management. We are one of the largest commercial real estate lenders of all property types, including multifamily, industrial, office, retail, and hospitality in the country. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial opportunities for our existing customers, and (iii) identify potential new customers. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by the fact that 71% of refinancing volumes in the year were new loans to us and 30% of total transaction volumes were from new customers.

We have been in business for more than 80 years; a Fannie Mae Delegated Underwriting and Servicing™ (“DUS”) lender since 1988, when the DUS program began; a lender with the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) since acquiring a HUD license in 2009; and a Freddie Mac Multifamily approved seller/servicer for Conventional Loans since 2009. We originate, sell, and service a range of multifamily and other commercial real estate financing products, provide multifamily property sales brokerage and appraisal services, and engage in commercial real estate investment management activities. We provide alternative investment management services focused on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication, development of affordable housing projects through joint ventures with real estate developers, and the management of funds focused on the preservation of affordable housing. We provide housing market research and real-estate related investment banking and advisory services, which provide our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country, some of whom are the largest owners and developers in the industry. We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, and HUD (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, an approved Freddie Mac Multifamily Optigo® Seller/Servicer (“Freddie Mac lender”) nationally for Conventional, Seniors Housing, Targeted Affordable Housing, and small balance loans, a HUD Multifamily Accelerated Processing (“MAP”) lender nationally, a HUD Section 232 LEAN (“LEAN”) lender nationally, and a Ginnie Mae issuer. We broker, and occasionally service, loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. We also underwrite, service, and asset-manage interim loans. Most of these interim loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). Those interim loans not closed through the joint venture or WDIP are originated by us and presented on our balance sheet as loans held for investment. We are a leader in commercial real estate technology, developing and acquiring technology resources that (i) provide innovative solutions and a better experience for our customers and (ii) allow us to reach a broader customer base.

In February 2022, we entered into an agreement to acquire GeoPhy B.V. (“GeoPhy”), a leading commercial real estate technology company based in the Netherlands. We plan to use GeoPhy’s data analytics and technology development capabilities to accelerate the growth of our small balance lending platform and our technology-enabled appraisal platform (“Apprise”).

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop LLC, our primary operating company.

Our Product and Service Offerings

Our product offerings include a range of multifamily and other commercial real estate financing and investment products, including Agency Lending, Debt Brokerage, Principal Lending and Investing, Property Sales, Appraisal Services, Housing Market Research, Real Estate Investment Banking Services, and Affordable Housing and other Commercial Real Estate-related Investment Management Services. We offer a broad range of commercial real estate finance products to our customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, small-balance, and bridge/interim loans. Our long-established relationships with the Agencies and institutional investors enable us to offer this broad range of loan products and services. We provide property sales services to owners and developers of multifamily properties and commercial real estate and alternative investment management services for various investors. We also provide multifamily property appraisals. Each of our product offerings is designed to maximize our ability to meet client needs, source capital, and grow our commercial real estate finance business.

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

Principal Lending and Investing

Our “Interim Program” is composed of the loans held by the Interim Program JV and the Interim Loan Program, as described below. Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., we offer short-term, senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV”). The Interim Program JV funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

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

Affordable Housing and Other Commercial Real Estate-related Investment Management Services

In December 2021, through our wholly owned subsidiary, WDAAC, LLC, we closed on the acquisition of Alliant Capital, Ltd. and its affiliates, including Alliant Strategic Investments II, LLC and ADC Communities, LLC (together “Alliant”). Alliant is one of the largest tax credit syndicators and affordable housing developers in the U.S. Alliant provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management services works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. Alliant serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, Alliant earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

Through Alliant, we invest as the managing or non-managing member of joint ventures with developers of affordable housing projects that generate LIHTCs. These joint ventures earn developer fees, operating cash and sale / refinance proceeds from the properties they develop, and Alliant receives the portion of the economic benefits commensurate with its investment in the joint ventures. Additionally, Alliant also invests with third-party investors (either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are likely to keep the properties affordable. Through these preservation funds, Alliant may receive acquisition and asset management fees and will receive a portion of the operating cash and capital appreciation upon sale through a promote structure.

WDIP and its subsidiaries function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. The activities of WDIP, a wholly owned subsidiary of the Company, are part of our strategy to grow and diversify our operations by growing our investment management platform. WDIP’s current assets under management (“AUM”) of $1.3 billion primarily consist of five sources: Fund III, Fund IV, Fund V, and Fund VI (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fund raising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

Appraisal Services

Through a joint venture with an international technology services company, GeoPhy, we offer automated multifamily appraisal services branded Apprise by Walker & Dunlop (“Appraisal JV”). The Appraisal JV leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily appraisals in the U.S. through the licensing of our partner’s technology and leveraging of our expertise in the commercial real estate industry. We own a 50% interest in the Appraisal JV and account for the interest as an equity-method investment. The Appraisal JV’s operations continue to rapidly grow with significant increases in the volume of appraisal reports generated and a client list that includes several national commercial real estate lenders.

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

Correspondent Network

In addition to our originators, at December 31, 2021, we had correspondent agreements with 22 independently owned loan originating companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost-effective basis. In addition to identifying potential borrowers and key principal(s) (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principal(s), and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan.

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

Fannie Mae’s counterparty risk policies require a full risk-sharing cap for individual loans. Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $300 million. Accordingly, loans originated in those prior years were subject to risk-sharing at much lower levels. We also monitor geographic and borrower concentrations in our Fannie Mae loan portfolio as a way to further manage our credit risk.

We advance funds to our joint venture developer partners for short durations in connection with our LIHTC operations. The funds are used to fund the joint venture partner in preparing properties for development and ultimately to be sold or syndicated into a LIHTC fund. To manage our risk of loss on these advances, we evaluate the underlying property fundamentals, the expected cash flows and economics of the LIHTC syndication, the developer’s track record, and our previous relationship with the developer. Additionally, we continually monitor progress on development deals and take appropriate actions as needed to mitigate our risk of loss. The Company, or its predecessor, has never incurred a loss associated with these advances.

We also advance funds to third-party developers with whom we have long-standing relationships for durations of less than a year. We evaluate these advances on a deal-by-deal basis by reviewing similar factors that we do for our advances to our joint venture partners. Additionally, these advances often involve the acquisition of land or property, for which we usually receive a security interest in the form of a mortgage or lien along with guarantees from the developer. Lastly, we require a letter of intent giving us the exclusive right to invest in the LIHTC investment.

Servicing and Asset Management

We service nearly all loans we originate for the Agencies and our Interim Program and some of the loans we broker for institutional investors, primarily life insurance companies. We may also occasionally leverage the scale of our servicing operation by acquiring the rights to service and asset-manage loans originated by others through direct portfolio acquisitions or entity acquisitions. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans and service loans for many different life insurance companies. We are currently a rated primary servicer with Fitch Ratings. Our servicing function includes loan servicing and asset management activities, performing or overseeing the following activities:

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

For most loans we service under the Fannie Mae DUS program, during periods of payment delinquency and default and while the loan is in forbearance, we are required to advance the principal and interest payments and tax and insurance escrow amounts for four months. We are reimbursed by Fannie Mae for these advances.

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

Our Growth Strategy

In 2020, the Company implemented a strategy to reach up to $2 billion of total annual revenues by the end of 2025 by accomplishing the following milestones: (i) at least $60 billion of annual debt financing volume, (ii) at least $5 billion of annual small balance loans volume, (iii) annual property sales volume of at least $25 billion, (iv) an unpaid principal balance of at least $160 billion in our servicing portfolio, and (v) at least $10 billion of assets under management.

As of December 31, 2021, we have achieved one of the milestones (at least $10.0 billion of AUM) with the acquisition of Alliant, which added $14.3 billion of affordable housing AUM to the Company’s existing $2.2 billion of AUM. We expect the acquisition of Alliant, combined with the Agency’s focus on affordable housing, to create synergies between our debt financing and syndication operations, ultimately resulting in growth in our debt financing volumes, our other commercial real estate finance activities, and Alliant’s AUM.

We achieved $48.9 billion of debt financing volume for the year ended December 31, 2021 and had a servicing portfolio of $115.7 billion as of December 31, 2021, compared to $35.0 billion of debt financing volume and a $107.2 billion servicing portfolio for the year ended and as of December 31, 2020 when we established these goals. Our property sales volume was $19.3 billion for the year ended December 31, 2021, compared to $6.1 billion for the year ended December 31, 2020.

To reach these milestones in 2025, we will focus on the following areas:

●	Grow Debt Financing Volume to $65 billion annually, including $5 billion of annual small balance multifamily lending, with a servicing portfolio of $160 billion by continuing to hire and acquire the best mortgage bankers in the industry, leveraging our brand to continue growing our client base, and leveraging proprietary technology to be more insightful and relevant to our clients. We continue to increase our market share in the multifamily financing market, with an 8.9% share in 2021. The acquisition of a technology company in 2021 has allowed us to develop a small balance lending application to enhance our client’s experience and reduce inefficiencies in the underwriting process, and the acquisition of GeoPhy in early 2022 will further enable us to leverage technology to help us achieve our goal of $5 billion of annual small balance multifamily lending. At December 31, 2021, we had 163 bankers and brokers focused on debt financing transactions across the United States, up from 159 at the beginning of 2021. This expansion was driven by organic growth, recruitment of talented origination professionals, and the acquisition of commercial mortgage banking businesses in prior years. The acquisition of Alliant creates several synergies for debt financing volumes, which include access to Alliant’s clients and relationships in the affordable housing space which we expect will lead to additional opportunities to provide affordable debt financing.
●	Grow Property Sales Volume to $25 billion annually by leveraging the strengths of our current team, growing volumes within our current markets and continuing to build out our brand and footprint nationally by hiring brokers in new geographic markets and brokers who specialize in different multifamily product types. At December 31, 2021, we had 61 property sales brokers in various regions throughout the United States. We added 15 property sales brokers in 2021 and increased our 2021 sales volume by 214% as compared to 2020. During 2021, we acquired a property sales brokerage company specializing in student housing, which will help us scale our student housing investment services. Continued growth of our property sales team will provide greater exposure to multifamily markets and help achieve our $25 billion property sales goal by 2025, while also increasing our opportunities to finance the properties for which we broker a sale.
●	Establish Investment Banking Capabilities with a goal to reach $10 billion in assets under management by building on our existing capabilities and developing new capabilities to meet more of our client’s needs. With the acquisition of Alliant, we were able to surpass this goal in December 2021 with the addition of $14.3 billion of affordable housing AUM by Alliant. We will continue to seek to grow our AUM, including in other areas of commercial real estate, as we are routinely asked by our clients to help them in providing market insights, raising more complex capital solutions, and undertaking platform valuations. Our market-leading position in debt financing and our national reach in our property sales platform gives us access to substantial amounts of local and macro environmental data. We believe access to this insightful data, along with our relationships with various organizations in the capital markets and developments in our technology platforms will help meet these client needs. Additionally, we will continue to scale our AUM through WDIP. With more than 200 bankers and brokers on our platform and access to a significant and diverse amount of financing deal flows, we also will focus on raising equity capital to grow WDIP’s business to meet the diverse capital needs of our clients.
●	Remain a leader in Environmental, Social, and Governance (“ESG”) efforts by increasing the percentage of women and minorities within the ranks of our top earners and senior management, remaining carbon neutral while reducing our carbon emissions, and donating 1% of our annual income from operations to charitable organizations. Details and results of our ongoing ESG efforts are provided in our annual ESG report on our website. See more discussions about our human capital strategy in the “Human Capital Resources” section below.

Competition

We compete in the commercial real estate services industry. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, CMBS conduits, public and private real estate investment trusts, private equity, investment funds, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A.; CBRE Group, Inc.; Jones Lang LaSalle Incorporated; Marcus & Millichap, Inc.; Eastdil Secured; PNC Real Estate; Northmarq Capital, LLC; Newmark Realty

Capital; and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, well-established investment management platforms, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending or deposit relationships with the bank. With the acquisition of Alliant in December 2021, we became the sixth largest LIHTC syndicator in the country. Competitors in this fragmented but highly competitive industry include but are not limited to:  Boston Financial Investment Management, L.P., Raymond James & Associates, Inc., Enterprise Community Partners, Inc., The Richman Group Affordable Housing Corporation, National Equity Fund, Inc., and PNC Real Estate.

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

Regulatory Requirements

Our business is subject to laws and regulations in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activities involved. The regulatory requirements that apply to our activities are subject to change from time to time and may become more restrictive, making our compliance with applicable requirements more difficult or expensive or otherwise restricting our ability to conduct our business in the manner that it is now conducted. Additionally, as we expand into new operations, we likely will face new regulatory requirements applicable to such operations. For example, our expansion into LIHTC syndication and broker-dealer activities in 2021, as a result of the Alliant and Zelman acquisitions, has subjected us to new regulatory requirements. While such regulatory requirements may not result in fines and penalties, changes in applicable regulatory requirements, including changes in their enforcement, could materially and adversely affect us.

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

Investment Advisers Act

Under the Investment Advisers Act of 1940, WDIP is required to be registered as an investment adviser with the Securities and Exchange Commission (“SEC”) and follow the various rules and regulations applicable to investment advisers. These rules and regulations cover, among other areas, communications with investors, marketing materials provided to potential investors, disclosure and calculation of fees, calculation and reporting of performance information, maintenance of books and records, and custody. Investment advisers are also subject to periodic inspection and examination by the SEC and filing requirements on Form ADV and Form PF. Should WDIP not meet any of the requirements of the Investment Advisers Act, it could face, among other things, fines, penalties, legal proceedings, an order to cease and desist, or revocation of its registration.

Requirements of Registered Broker-dealers

Under the Exchange Act and as a member of the Financial Industry Regulatory Authority (“FINRA”), Zelman is required to follow the various rules and regulations applicable to broker-dealers. These rules and regulations cover, among other things, sales practices, fee arrangements, disclosures to clients, capital adequacy, use and safekeeping of clients’ funds and securities, recordkeeping and reporting and the qualification and conduct of officers, employees and independent contractors. Broker-dealers are subject to periodic inspection and examination by the SEC and FINRA. Should Zelman not meet any of the requirements, Zelman may receive a deficiency letter identifying potential compliance issues that must be addressed and may face enforcement actions if any violations or compliance issues are not resolved.

Human Capital Resources

At December 31, 2021, we had a total of 1,305 employees, a 32% increase from the prior year, including 232 bankers and brokers. This growth was primarily due to the expansion of our business, our recruiting efforts, and strategic acquisitions in 2021. None of our employees are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.

Our human capital strategy is to create a culture that allows us to attract and retain the very best talent in our industry, provide competitive pay and benefits, and to ensure that all of our employees are included and feel welcome everywhere in our Company. We believe the core values that make up “The Walker Way” represent who we are: an employee base that is driven, caring, collaborative, insightful, and tenacious. We strive to build a great place to work for all employees and to be a leader in diversity and inclusion. In 2021, we were recognized as one of Fortune’s Best Small and Medium Workplaces™ for the eighth time, with 95% of our survey respondents having said: “Taking everything into account, I would say this is a great place to work.”

Talent

We are committed to recruiting, developing and retaining a diverse workforce. All employees take part in our rigorous goal setting, performance review, and 360 feedback program each year. In 2021, we introduced pilot mentoring and sponsorship programs. We monitor and evaluate various talent metrics and report to management monthly on hiring, turnover, and promotions. The following table summarizes our key human capital metrics over the last two years:

	As of December 31,
Human Capital Metric:	2021	2020
Overall
Voluntary annualized turnover rate	12%	4%
Average tenure (years)	3.6	4.9
Diversity
Percent of women employees	36%	36%
Percent of women employees in management positions (1)	27%	25%
Ethnic/racial diversity	23%	20%
Ethnic/racial diversity in management positions (1)	14%	11%
(1)	Defined as Assistant Vice President and above.

We are purposeful in our drive to promote an inclusive workplace, where our employees are engaged and can develop within the Company. As mentioned in the “Our Growth Strategy” section above, we have set ambitious quantitative 2025 goals related to diversity, equity, and inclusion (“DEI”) and tied a portion of our Named Executive Officer’s short-term annual incentive compensation to making advances toward our longer-term DEI vision. In 2021, we completed an equity audit conducted by COQUAL to identify opportunities and priorities for our 2022 DEI goal setting framework. We developed a Black Equity DEI action plan as part of Management Leadership for Tomorrow’s (“MLT”) inaugural Black Equity at Work Certification. MLT approved our plan, which is a milestone on the journey to achieve their certification that represents our commitment to make comprehensive progress through rigorous, sustained action, ongoing data-driven improvement, and accountability. Additionally, we participated in the Bloomberg Gender Equality Index (“GEI”) for the first time. The level and quality of our disclosures surrounding gender equality earned us inclusion in the Bloomberg GEI for 2022. Through the Company’s Council for Diversity &

Inclusion, we offer employee resource groups including, but not limited to the following groups:  Black, Latinx, women, LGBTQ+ and working caregivers.

Health and Safety

We are committed to the health, safety, and wellness of our employees. We offer various programs to support the well-being of our employees, including flexible working arrangements, a caregiver support program, and a robust wellness program that includes subsidies of up to $150 per month paid to employees for qualifying wellness activities, promoting both physical and mental health. In response to the pandemic, we continued precautionary policies to protect and support our employees that were implemented in 2020, including remote working, additional time off for vaccinations, and a COVID-19 assistance grant program for employees in need. As state and local jurisdictions began lifting COVID restrictions, we implemented new policies and procedures to allow our employees to return to the office on a voluntary basis, including requiring employees to be vaccinated to enter the office in the third quarter of 2021 and the use of personal protective equipment, consistent with local and state guidelines. As of December 31, 2021, all our employees have the option to return to the office, while also having the flexibility to work remotely.

Employee Benefits

To attract and retain the very best talent in the industry, we are committed to providing a total compensation and benefits package that is highly competitive. We offer competitive wages, healthcare and insurance benefits, paid time off, various leave programs, a service awards program, a 401(k) Company match, wellness benefits, and health savings plans. We benchmark our total rewards programs at least annually and regularly conduct pay equity analyses. We also offer paid time off for employees to volunteer in our communities and provide monetary donations to the charity of an employee’s choice as well as a matching fund program where we match employees’ eligible charitable contributions up to a specified amount. In addition, we support the development and advancement of our employees and provide reimbursements for certain professional certifications and higher education.

In recognition of the role our employees play as stewards of the “Walker Way”, we have historically granted broad-based restricted stock awards to our employees. In December 2020, on the 10-year anniversary of our initial public offering, we granted restricted stock to our employees, excluding senior management. The grant vests ratably over a three-year period, with the first vesting occurring in December 2021.

Together with our employees, we continue our journey to be a great place to work. We are consistently evaluating our programs and policies to uphold and support our culture, our values and our people.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

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

You may request a copy of any of the above documents, at no cost to you, by writing or telephoning us at: Walker & Dunlop, Inc., 7272 Wisconsin Avenue, Suite 1300, Bethesda, Maryland 20814, Attention: Investor Relations, telephone (301) 215-5500. We will not send exhibits to these reports, unless the exhibits are specifically requested, and you pay a modest fee for duplication and delivery.

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

In September 2008, the GSEs’ regulator, the Federal Housing Finance Agency (the “FHFA”), placed each GSE into conservatorship. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets and whether or in what form they may exist following conservatorship.

As the primary regulator and the conservator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities. Since 2013, the FHFA has established limits on the volume of new multifamily loans that may be purchased annually by the GSEs (“caps”). In October 2021, the FHFA updated the GSE’s loan origination caps to $78.0 billion for the four-quarter period beginning with the first quarter of 2022 through the fourth quarter of 2022. The new caps apply to all multifamily business with no exclusions. The FHFA also directed that at least 50.0% of the GSEs’ multifamily business be mission-driven, affordable housing. We cannot predict whether FHFA will implement further regulatory and other policy changes that will modify the GSEs’ multifamily businesses.

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

All of these items discussed above could have a negative impact on our cash flows. Because of the foregoing, a rise in delinquencies could have a material adverse effect on us. Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss generally capped at 20% of the original unpaid principal balance of a loan. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. Fannie Mae also requires us to maintain collateral, which may include pledged securities, for our risk-sharing obligations. As of December 31, 2021, we had pledged securities of $149.0 million as collateral against future losses related to $49.6 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our “at-risk balance.” Fannie Mae collateral requirements may change in the future. As of December 31, 2021, our allowance for risk-sharing as a percentage of the at-risk balance was 0.13%, or $62.6 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future actual write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2021, there were three loans with an aggregate unpaid principal balance of $78.7 million that had defaulted and are awaiting ultimate disposition. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

A reduction in the prices paid for our loans and services or an increase in loan or security interest rates required by investors could materially and adversely affect our results of operations and liquidity.

Our results of operations and liquidity could be materially and adversely affected if the Agencies or institutional investors lower the price they are willing to pay to us for our loans or services or adversely change the material terms of their loan purchases or service arrangements with us. Multiple factors determine the price we receive for our loans. With respect to Fannie Mae-related originations, our loans are generally sold as Fannie Mae-insured securities to third-party investors. With respect to HUD-related originations, our loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

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

We expect that loan servicing fees will continue to constitute a significant portion of our revenues for the foreseeable future. Nearly all of these fees are derived from loans that we originate and sell through the Agencies’ programs or place with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Our institutional investors typically may terminate our servicing engagements at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. In addition, we have contracted with third parties to perform certain routine back-office aspects of loan servicing. If we or any of these third parties fails to perform, or we breach or the third parties cause us to breach our servicing obligations to the Agencies or institutional investors, our servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially and adversely affect us.

If a significant number of our warehouse facilities, on which we are highly dependent, are terminated or reduced, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.

We require a significant amount of short-term funding capacity for loans we originate. As of December 31, 2021, we had $4.1 billion of committed and uncommitted loan funding available through seven commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Additionally, consistent with industry practice, our existing Agency Warehouse Facilities are typically one-year facilities, requiring annual renewal. If a significant number of our committed facilities are reduced, terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and/or restrict our ability to make additional borrowings. These facilities also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. These restrictions (and restrictions included in our long-term debt agreement) may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. There can be no assurance that we will maintain compliance with all financial and other covenants included in our warehouse facilities in the future.

We may be required to repurchase loans or indemnify loan purchasers if there is a breach of a representation or warranty made by us in connection with the sale of loans through the programs of the Agencies, which could have a material adverse effect on us.

We must make certain representations and warranties concerning each loan originated by us for the Agencies’ programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide, among others, the following representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the Agencies and certain laws and regulations; the underlying mortgage represents a valid lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. We are permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy.

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

We have made investments in interim loans which are funded with corporate capital. These investments may involve a greater risk of loss than our traditional real estate lending activities.

Under the Interim Loan Program, we offer short-term, floating-rate loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. Such a borrower often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of the loan balance. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors. Further, interim loans may be relatively less liquid than loans against stabilized properties due to their short life, their potential unsuitability for securitization, any unstabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower’s default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of loans in the Interim Program and may adversely affect the fair value of such loans and the proceeds from their disposition. Carrying loans for longer periods of time on our balance sheet exposes us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults and impairment charges, which may adversely affect our profitability. At December 31, 2021, we held loans under the Interim Loan Program with an outstanding principal balance of $235.5 million. One loan in the portfolio, totaling $14.7 million, is currently in default.

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

We intend to drive a significant portion of our future growth through additional strategic acquisitions or investments in new ventures and new lines of business.  If we do not successfully identify, complete and integrate such acquisitions or investments, our growth may be limited. Additionally, expansion of our business may place significant demands on our administrative, operational, and financial resources, and the acquired businesses or new ventures may not perform as we expect them to or become profitable.

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

In addition, if our growth continues, it could increase our expenses and place additional demands on our management, personnel, information systems, and other resources. Sustaining our growth could require us to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. Acquisitions or new investments also typically involve significant costs related to integrating information technology, accounting, reporting, and management services and rationalizing personnel levels and may require significant time to obtain new or updated regulatory approvals from the Agencies and other federal and state authorities. Negative impacts of acquisitions of new ventures that could have a material and adverse effect on us include diversion of management's attention from the regular operations of our business and potential loss of our key personnel, inability to hire and retain qualified bankers and brokers, and inability to achieve the anticipated benefits of the acquisitions or new investments. There can be no assurance that we will be able to manage any growth effectively and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could materially and adversely affect us. In addition, future acquisitions or new investments could result in significantly dilutive issuances of equity securities or the incurrence of substantial debt, contingent liabilities, or expenses or other charges, which could also materially and adversely affect us.

Our future success depends, in part, on our ability to expand or modify our business in response to changing client demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or investments in new ventures rather than through internal growth.

There is a risk of unfavorable changes to, or elimination of governmental programs that could limit the product offerings of our affordable housing investment management services.

As discussed above under Part I, Item 1. Business “Our Business—Affordable Housing and Other Commercial Real Estate-related Investment Management Services,” our affordable housing investment management service derives revenue from the syndication of partnership interests in properties eligible for low-income housing tax credits, or LIHTCs. Although the LIHTC programs are a permanent part of the Tax Code and have historically enjoyed broad political support, Congress could repeal or modify the LIHTC provisions at any time or modify the tax laws so that the value of LIHTC benefits are reduced. If the LIHTC provisions are repealed or adversely modified, the results of operations of our Affordable Housing Investment Management Services would be materially adversely affected.

Our role as a sponsor of investment funds and co-developer of affordable properties exposes us to risks of loss.

We advance funds to third-party developers and joint venture partners for short durations in connection with our LIHTC operations. The funds are used to fund the developer or joint venture partner in preparing a property for development and ultimately to be syndicated into a LIHTC fund. In connection with the sponsorship of investment funds, we act as a fiduciary to the investors in our investment funds. We advance funds to acquire interests in tax credit property partnerships for inclusion in investment funds and, at any point in time, the aggregate amount of funds advanced can be material. Recovery of these amounts is subject to our ability to attract investors to new investment funds. Also, in connection with the sponsorship of investment funds, we act as a fiduciary to the investors in our investment funds and could be liable in connection with our actions as a fiduciary. We could also be liable to investors in investment funds and third parties as a result of serving as general partner or special limited partner in various investment funds.

As a co-developer of affordable housing properties, we are exposed to development risks associated with the construction and lease-up of affordable housing properties. A failed project could result in financial and liquidity exposure to us for the completion of the project or the disposition of the project at a loss.

Noncompliance with various legal requirements by the affordable housing partnerships could impair our investors’ right to LIHTCs and have a negative impact on our business.

The ability of investors in tax credit equity funds we sponsor to benefit from LIHTCs requires that the partnerships in which those funds invest operate affordable housing projects in compliance with a number of requirements in the Tax Code and the regulations thereunder. The loss of tax benefits could result under applicable laws if, among other things, the property is not occupied by a minimum percentage of residents whose income falls below specified levels, the level of rent charged to certain residents exceeds certain limits, or the fund's investment in the property is terminated through a sale or foreclosure of the property under certain circumstances. Failure to comply continuously with these requirements throughout a 15-year compliance period could result in loss of the right to those LIHTCs, including recapture of credits that were already taken. While we have no direct liability for such foregone credits, our prospective business and reputation could be negatively impacted by significant and repeated recapture of credits.

As a registered broker-dealer, Zelman is subject to extensive regulation that exposes us to a variety of risks associated with the securities industry, for which we have not been previously exposed.

Broker-dealer and other financial services firms are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. Zelman is registered with the SEC as a broker-dealer under the Exchange Act and in the states in which Zelman conducts securities business and is a member of FINRA and other SROs. Zelman is subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which Zelman is registered or licensed or of which Zelman is a member.

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

The SEC, FINRA and other governmental authorities and SROs may bring enforcement proceedings against firms and place other limitations on firms subject to their jurisdiction, as well as on their officers, directors, employees and independent contractors, whether arising out of an examination or otherwise, for violations of the securities laws, regulations and rules. Sanctions can include cease-and-desist orders, censures, fines, civil monetary penalties and disgorgement, limitations on a firm’s business activities, suspension, revocation of FINRA membership or expulsion of the firm from the securities industry. Criminal actions are referred to the appropriate criminal law enforcement agency. Similarly, the attorneys general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Any such proceeding against Zelman, or any of its associated persons, could harm our reputation, cause us to lose clients or fail to gain new clients and have a material adverse effect on our business.

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

Our ability to comply with applicable laws, rules and regulations will be largely dependent on our establishment and maintenance of compliance, supervision, recordkeeping and reporting and audit systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. While we have adopted policies and procedures we believe are reasonably designed to comply with applicable laws, rules and regulations, these systems and procedures may not be fully effective, and there can be no assurance that regulators or third parties will not raise material issues with respect to our past or future compliance with applicable regulations.

We may not be able to successfully integrate Alliant’s businesses into the Company in a timely fashion or at all and may encounter significant unexpected difficulties in integrating the businesses.

Prior to the Alliant acquisition, we and Alliant were independent organizations, each utilizing different systems, controls, processes and procedures. We are integrating Alliant’s systems, controls, processes, procedures and employees into ours. Our ability to fully realize the anticipated benefits of the Alliant acquisition will depend, to a large extent, on our ability to successfully integrate Alliant’s businesses into the Company. The overall integration may result in unanticipated problems, expenses, liabilities, loss of client relationships, expenditure of resources and distraction of management and other employees. The difficulties of combining the operations include, but are not limited to:

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

Therefore, there can be no assurance that the integration of Alliant’s businesses will result in the realization of the full benefits anticipated from the Alliant acquisition.

We may not be able to successfully integrate GeoPhy’s processes and employees into the Company in a timely fashion or at all and may encounter significant unexpected difficulties in integrating their processes and employees.

On February 4, 2022, we entered into a purchase agreement to acquire GeoPhy B.V. and expect the acquisition to close in the first quarter of 2022. The Company and GeoPhy are independent organizations, each utilizing different systems, controls, processes and procedures. Additionally, the majority of GeoPhy’s corporate operations and employees are located in the European Union. Following completion of the GeoPhy acquisition, our ability to fully realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to integrate GeoPhy’s processes and employees into the Company. The overall integration may result in unanticipated problems, expenses, liabilities, loss of client relationships, expenditure of resources and distraction of management and other employees. The difficulties of combining the operations include:

●	Management’s attention may be diverted to integration matters;
●	We may devote significant resources to integration, including relating to information technology and compliance with foreign laws and regulations applicable to GeoPhy’s operations and employees;
●	GeoPhy is a privately held company and we may have difficulties integrating financial accounting systems, internal controls and standards, procedures and policies;
●	We may be unable to retain key personnel; and
●	We may have difficulties addressing the differences in the corporate cultures and management philosophies of the two companies while assimilating GeoPhy’s employees.

Therefore, there can be no assurance that the integration of GeoPhy’s processes and employees will result in the realization of the full benefits anticipated from the acquisition.

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

We receive, maintain, and store non-public personal information of our customers. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We, and our service providers, are regularly subject to cyberattacks that are increasingly sophisticated, that are often designed to evade detection, and/or that seek to damage or disrupt our network and other information systems. Certain of these cyberattacks have resulted in unauthorized access by third parties to information that we receive, maintain and store in the course of our business. Although these cyberattacks have not resulted in material financial impacts or disruptions to our business, given the accelerating scope and frequency of cyberattacks, there can be no assurance that the incidents we have experienced or any future incident will not materially impact our security, operations and financial results. Future cyberattacks could result in a loss of data, operational disruptions, and even lost business and goodwill. Additionally, we could incur significant costs associated with the recovery from a cyber-attack, and these costs may exceed, or the events to which they relate, may be excluded from, coverage under, our cyber insurance.

If customer information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible for any losses the affected applicant or borrower may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers' information. Additionally, if we are the target of a successful cyberattack, we may experience reputational harm that could impact our standing with our borrowers and adversely impact our financial results.

We regularly update our existing information technology systems and install new technologies when deemed necessary and regularly provide employee awareness training around phishing, malware, and other cyber risks and physical security to address the risk of cyber-attacks and other security breaches. However, such preventative measures may not be sufficient to prevent future cyberattacks or a breach of customer information. Additionally, most of our employees have worked remotely since March of 2020 and will continue to do so for the foreseeable future. While we have designed our controls and processes to operate in a remote working environment, there is a heightened risk such controls and processes may not detect or prevent unauthorized access to our information systems.

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

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2022 for material changes to the above discussion of risk factors.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal headquarters are located in Bethesda, Maryland. In January 2022, we relocated our principal headquarters to a new office building in Bethesda, Maryland that has a 15-year lease. We believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our results of operations and cash flows when we execute new leases.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. As of the close of business on January 31, 2022, there were 26 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

During 2021, our Board of Directors declared, and we paid, four quarterly dividends totaling $2.00 per share. In February 2022, our Board of Directors declared a dividend for the first quarter of 2022 of $0.60 per share, a 20% increase over the dividend declared for the fourth quarter of 2021. We expect to make regular quarterly dividend payments for the foreseeable future.

Our current and projected dividends provide a return to stockholders while retaining sufficient capital to continue investing in the growth of our business. Our Term Loan (defined in Item 7 below) contains direct restrictions on the amount of dividends we may pay, and our warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends we may pay. While the dividend level remains a decision of our Board of Directors, it is subject to these direct and indirect restrictions, and will continue to be evaluated in the context of future business performance. We currently believe that we can support future comparable quarterly dividend payments, barring significant unforeseen events.

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2016 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2016 in our common stock and in each of the indices shown and assumes that all dividends were reinvested.  Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the quarter and year ended December 31, 2021, we purchased 22 thousand shares and 174 thousand shares, respectively, to satisfy grantee tax withholding obligations on share-vesting events. We announced a share repurchase program in the first quarter of 2021. We did not purchase any shares under this program.

The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2021:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	131,063	$102.19	—
2nd Quarter	7,535	$106.39	—
3rd Quarter	13,713	$108.21	—

October 1-31, 2021	2,970	$116.24	—
November 1-30, 2021	—	—	—
December 1-31, 2021	19,010	150.01	—
4th Quarter	21,980	$145.45	—	$75,000,000
Total	174,291		—

On December 16, 2021, we issued 808,698 shares (the “Shares”) of our common stock as partial consideration for our acquisition of Alliant. The Shares are subject to restrictions, including a four-year, graded vesting sale restriction lifted in four annual 25% increments, with the first such vesting occurring on January 1, 2023. The Shares were issued in reliance upon an exemption from registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) and/or Regulation D thereunder, as a transaction by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our employee share-based compensation plans, see Part III, Item 12.

Item 6. [Reserved]

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

Business

Walker & Dunlop, Inc. is a holding company, and we conduct the majority of our operations through Walker & Dunlop, LLC, our primary operating company.

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending and property sales, commercial real estate debt brokerage, and affordable housing investment management. We originate, sell, and service a range of multifamily and other commercial real estate financing products to owners and developers of commercial real estate across the country, provide multifamily property sales brokerage and appraisal services in various regions throughout the United States, and engage in commercial real estate and affordable housing investment management activities. We are a leader in commercial real estate technology, developing and acquiring technology resources that (i) provide innovative solutions and a better experience for our customers and (ii) allow us to reach a broader customer base.

We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac lender nationally for Conventional, Seniors Housing, Targeted Affordable Housing and Small Balance Loans, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

We fund loans for the Agencies’ programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain at rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed, and we retain the right to service substantially all of these loans. In cases where we do not fund the loan, we act as a loan broker and service some of the loans. Our mortgage bankers who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan. These loans are then funded directly by the institutional lender, and for those brokered loans we service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn on Agency loans.

We recognize revenue when we make simultaneous commitments to originate a loan to a borrower and sell that loan to an investor. The revenues earned reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also recognize revenue when we receive the origination fee from a brokered loan transaction. Other transaction-related sources of revenue include (i) net warehouse interest income we earn while the loan is held for sale, (ii) net warehouse interest income from loans held for investment while they are outstanding, (iii) sales commissions for brokering the sale of multifamily properties, and (iv) syndication and asset management fees from our investment management activities.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $300 million. Accordingly, loans originated in those prior years were subject to risk-sharing at much lower levels. Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations.

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

We originate and hold the Interim Loan Program loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. As of December 31, 2021, we had 11 loans held for investment under the Interim Loan Program with an aggregate outstanding unpaid principal balance of $235.5 million. One loan with a balance of $14.7 million is currently in default.

During the year ended December 31, 2021, $860.0 million of the $1.4 billion of interim loan originations were executed through the joint venture, with the remainder originated through our Interim Loan Program. During the year ended December 31, 2020, $86.2 million of the $276.0 million of interim loan originations were executed through the joint venture. As of December 31, 2021 and 2020, we asset-managed $848.2 million and $484.8 million, respectively, of interim loans on behalf of the Interim Program JV.

During the third quarter of 2018, we transferred a $70.1 million portfolio of participating interests in loans held for investment to a third party that was paid off in the second quarter of 2021. As of December 31, 2020, the balance of the portfolio was presented as loans held for investment with an offsetting amount for the secured borrowing included in Other Liabilities.

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

WDIP, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the Company by growing our investment management platform. WDIP is a registered investment adviser and general partner of private commercial real estate investment funds focused on the management of debt, preferred equity, and mezzanine equity investments in private middle-market commercial real estate funds and separately managed accounts. WDIP’s current AUM of $1.3 billion primarily consist of five sources: Fund III, Fund IV, Fund V, Fund VI (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fund raising and investment phases. AUM disclosed in this Annual Report on Form 10-K may differ from regulatory assets under management disclosed on WDIP’s Form ADV.

WDIP typically receives management fees based on limited partner capital commitments, unfunded investment commitments, and funded investments. Additionally, with respect to Fund III, Fund IV, Fund V and Fund VI, WDIP receives a percentage of the profits above the fund expenses and preferred return specified in the fund offering agreements.

During December 2021, the Company acquired Alliant, one of the largest tax credit syndicators and an affordable housing developer in the U.S. The acquisition of Alliant is part of our strategy to grow our investment management platforms and to strengthen our position in the affordable housing space. Alliant brings $14.3 billion of affordable AUM and an established tax syndication and affordable housing development platform from which we expect to earn substantial syndication and asset management fees.

As of December 31, 2021, our servicing portfolio was $115.7 billion, up 8% from December 31, 2020, which was the 8th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s (“MBA”) 2021 year-end survey (the “Survey”). Our servicing portfolio includes $53.4 billion of loans serviced for Fannie Mae and $37.1 billion for Freddie Mac, making us the 1st and 4th largest servicer of Fannie Mae and Freddie Mac multifamily loans in the nation, respectively, according to the Survey. Also included in our servicing portfolio is $9.9 billion of multifamily HUD loans, the 3rd largest HUD primary and master servicing portfolio in the nation according to the Survey.

The average number of our mortgage bankers increased from 161 during 2020 to 163 during 2021 due to organic growth, recruiting and acquisition, contributing to an increase of 40% in our loan origination volume, from a total of $35.0 billion during 2020 to a total of $48.9 billion during 2021. Fannie Mae recently announced that we ranked as its largest DUS lender in 2021, by loan deliveries, and Freddie Mac recently announced that we ranked as its 4th largest Freddie Mac lender in 2021, by loan deliveries. Additionally, we were the 5th largest multifamily lender for HUD in 2021 based on MAP initial endorsements.

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or are reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies are discussed in NOTE 2 of the consolidated financial statements.

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value at loan sale (“OMSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, escrow earnings, prepayment speed, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the OMSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all OMSRs were between 8-14% during 2021 and between 10-15% during 2020 and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for OMSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. The estimated net cash flows also include cash flows related to the future earnings on the escrow accounts associated with servicing the loans that are based on an escrow earnings rate assumption. We include a servicing cost assumption to account for our expected costs to service a loan. The servicing cost assumption has not had a material impact on the estimate. We record an individual OMSR asset (or liability) for each loan at loan sale. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase (“PMSR”) is equal to the purchase price paid. For PMSRs, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio.

The assumptions used to estimate the fair value of capitalized OMSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically, including the assumption that most significantly impacts the estimate: the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. During the first quarter of 2021, we reduced the discount rate and escrow earnings rate assumptions for our OMSRs. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the consolidated financial statements details the portfolio-level impact of a change in the discount rate).

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

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below. We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on loss rates from a historical period that we believe is similar. We revert to the historical loss rate over a one-year period.

One of the key components of a WARM calculation is the runoff rate, which is the expected rate at which loans in the current portfolio will amortize and prepay in the future based on our historical prepayment and amortization experience. We group loans by similar origination dates (vintage) and contractual maturity terms for purposes of calculating the runoff rate. We originate loans under the DUS program with various terms generally ranging from several years to 15 years; each of these various loan terms has a different runoff rate. The runoff rates applied to each vintage and contractual maturity term is determined using historical data; however, changes in prepayment and amortization behavior may significantly impact the estimate.

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

As of December 31, 2020, our forecast-period loss rate was six basis points due to the significant economic uncertainty and high unemployment rate that existed at the time of our forecast. As economic conditions and unemployment rates improved substantially in 2021, we adjusted our forecast-period loss rate down to three basis points as of December 31, 2021. The decrease in the loss rate resulted in a benefit for risk-sharing obligations compared to a provision for risk-sharing obligations for the years ended December 31, 2021 and 2020, respectively.

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

Overview of Current Business Environment

Entering 2021, the pandemic continued to impact macroeconomic conditions with U.S. unemployment rates at elevated levels but significantly improved compared to the middle of 2020. Since the start of the COVID-19 pandemic, Congress passed three pandemic stimulus packages to provide funding for government programs directly supporting households and businesses, which included a total of $47 billion in renter assistance. By the middle of 2021, vaccines became widely available to the public and vaccination rates allowed most jurisdictions to remove most economic restrictions, resulting in macroeconomic conditions rapidly recovering with the reported unemployment rate falling to 3.9% as of December 2021 from 6.7% as of December 2020.

The Federal Reserve has indicated in its fourth quarter 2021 meetings that it believes the economy is nearing what it believes is full employment and given the overall improvements of the economy and large increases in the inflation rate, that it would begin reducing its holdings of Treasury securities and Agency mortgage-backed securities (“Agency MBS”). Additionally, the Federal Reserve has indicated that it will begin increasing its Federal Funds Rate from the target it set during the pandemic of 0% to 0.25%. Despite the movements from the Federal Reserve, long-term mortgage interest rates, which form the basis of most of our lending, remain close to historical lows.

Multifamily property fundamentals showed strength throughout 2021, with multifamily occupancy rates, demand for new leases, and retention rates at record highs. According to RealPage, a provider of commercial real estate data and analytics, occupancy rates have increased to 97.5% as of December 2021, compared to 95.8% as of December 2019, prior to the start of the pandemic. Additionally, the continued demand combined with limited supply of multifamily units drove rental rates higher for both new leases and renewals. Higher occupancy rates coupled with limited supply and rent growth indicate a robust and healthy multifamily market.

Our multifamily property sales volumes grew significantly in 2021, as (i) the multifamily acquisitions market was very active during the year, (ii) we have expanded the number of property sales brokers and the geographical reach of our property sales platform, and (iii) our volume in 2020 was lower due to the pandemic. Long term, we believe the market fundamentals will continue to be positive for multifamily property sales. Over the last several years, and in the months leading up to the pandemic, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily property sales market were strong prior to the pandemic, and, when combined with high occupancy and retention rates and rising real-estate prices, it is our expectation that market demand for multifamily property sales will continue to grow as this asset class remains an attractive investment option.

Our debt brokerage platform had strong growth in 2021, with brokered volume increasing significantly during the year. The increase in volume during 2021 reflects the continued demand from private capital providers, with activity focused not only on multifamily but other commercial real estate assets such as office and retail. We expect non-multifamily debt financing volumes to continue to recover over time as other commercial real estate asset classes stabilize post-pandemic.

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

The FHFA establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In October 2021, the FHFA established Fannie Mae’s and Freddie Mac’s 2022 loan origination caps at $78 billion each for all multifamily business, an 11% increase from the 2021 caps. During 2021, Fannie Mae and Freddie Mac had multifamily origination volumes of $69.5 billion and $70.0 billion, respectively, down 8.8% and 15.5%, respectively, from 2020. The decline in the GSEs’ origination volumes was primarily driven by the origination caps in 2021.

Our debt financing operations with HUD remained steady during 2021, with HUD loan volumes accounting for 5% of our total debt financing volumes for the year ended December 31, 2021, compared to 6% for the year ended 2020, despite our overall debt financing volumes increasing 40%. The maintenance of HUD debt financing volumes as a percentage of our total debt financing volumes was driven by continued strong demand for HUD’s multifamily lending product, which provides borrowers with favorable economics on long-term, fully amortizing debt, despite competition from other private capital sources.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams from future servicing fees. During the year ended December 31, 2021, servicing fees were up 18% compared to the year ended December 31, 2020, due to the record amount of MSRs we generated in 2020. A decline in our Agency originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with debt financing volume and future servicing fee revenue would be constrained or decline.

We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and to dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. For the year ended December 31, 2021, we originated $860.0 million of Interim Program JV loans, compared to $86.2 million of originations in 2020. In 2020, we had few originations of new Interim Program loans as a result of the pandemic. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed.

In December 2021, we acquired Alliant, which provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, joint venture development, and community preservation fund management. We expect the combination of Alliant and our existing strong position in the affordable housing space to generate significant financing and property sales opportunities.

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

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

●	Performance of Multifamily and Other Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to long-term mortgage interest rates and other macroeconomic conditions and the continued existence of the GSEs. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, transaction volumes, and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations and our interim lending program.

●	The Level of Losses from Fannie Mae Risk-Sharing Obligations. Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss generally capped at 20% of the loan’s unpaid principal balance on the origination date. As a result, a rise in defaults could have a material adverse effect on us.

●	The Price of Loans in the Secondary Market. Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

●	Market for Servicing Commercial Real Estate Loans. Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-sharing obligations we undertake. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results immediately and over time.

●	The Overall Loan Origination Mix. The loan product mix we originate can significantly impact our overall operating results. For example, an increase in loan origination volume for our two highest-margin products, Fannie Mae and HUD loans, without a change in total loan origination volume would increase our overall profitability, while a decrease in the loan origination volume of these two products without a change in total loan origination volume would decrease our overall profitability, all else equal.

Revenues

Loan Origination and Debt Brokerage Fees, net. Loan origination fee revenue is recognized when we record a derivative asset upon the simultaneous commitments to originate a loan with a borrower and sell to an investor or when a loan that we broker closes with the institutional lender. The commitment asset related to the loan origination fee is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and any sale premiums, net of co-broker fees. Also included in revenues from loan origination activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Upon sale of the loans, no gains or losses are recognized as these loans are recorded at fair value during their holding periods.

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

Escrow Earnings and Other Interest Income.  We earn fee income on property-level escrow deposits in our servicing portfolio, generally based on a fixed or variable placement fee negotiated with the financial institutions that hold the escrow deposits. Escrow earnings reflect interest income net of interest paid to the borrower, if required. Also included with escrow earnings and other interest income are interest earnings from our cash and cash equivalents and interest income earned on our pledged securities.

Other Revenues.  Other revenues are comprised of fees for processing loan assumptions, prepayment fee income, application fees, property sales broker fees, income from equity-method investments, asset management fees, revenues from LIHTC operations, and other miscellaneous revenues related to our operations.

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

Amortization and depreciation also includes the amortization of intangible assets, principally related to the amortization of the mortgage pipeline, asset management fee contracts, research subscription contracts acquired, brand, and other intangible assets recognized in connection with acquisitions. We recognize amortization related to the mortgage pipeline intangible asset when a loan included in the mortgage pipeline intangible asset is rate locked or is no longer probable of rate locking. For the years presented in the Consolidated Statements of Income, the amortization of intangible assets relates primarily to intangible assets associated with our acquisition of WDIP in 2018 and our acquisitions in 2020 and 2021.

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

Other Operating Expenses.  Other operating expenses include sub-servicing costs, facilities costs, travel and entertainment costs, marketing costs, professional fees, losses on debt extinguishment, accretion and revaluation of contingent consideration liabilities, corporate insurance premiums, and other administrative expenses.

Income Tax Expense.  The Company is a C-corporation subject to both federal and state corporate tax. Our estimated combined statutory federal and state tax rate was 25.7%, 25.2%, and 25.0% for the years ended December 31, 2021, 2020, and 2019, respectively. Except for the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income amongst the various states where we are subject to taxation since we do not have foreign operations. For example, from the period since we went public in 2010 through 2017, our combined statutory tax rate varied by only 0.7%, with a low of 38.2% and a high of 38.9%. Absent additional significant legislative changes to statutory tax rates (particularly the federal tax rate), we expect low deviation from the 2021 combined statutory tax rate for future years. However, we do expect some variability in the effective tax rate going forward due to excess tax benefits recognized and limitations on the deductibility of certain book expenses as a result of Tax Reform, primarily related to executive compensation.

Excess tax benefits recognized in 2021 and 2020 reduced income tax expense by $8.6 million and $7.3 million, respectively. The increase in the excess tax benefits from 2020 to 2021 largely reflects the increase in the number of shares vested and the stock price at which the shares vested.

Results of Operations

The following is a discussion of the comparison of our results of operations for the years ended December 31, 2021 and 2020. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Discussions of our results of operations and comparisons between 2020 and 2019 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

SUPPLEMENTAL OPERATING DATA

(in thousands; except per share data)	2021	2020
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$9,301,865	$12,803,046
Freddie Mac	6,154,828	8,588,748
Ginnie Mae ̶ HUD	2,340,699	2,212,538
Brokered(1)	29,670,226	10,969,615
Principal Lending and Investing(2)	1,443,502	380,360
Total Debt Financing Volume	$48,911,120	$34,954,307
Property Sales Volume	19,254,697	6,129,739
Total Transaction Volume	$68,165,817	$41,084,046

Key Performance Metrics:
Operating margin	28%	30%
Return on equity	21%	23%
Walker & Dunlop net income	$265,762	$246,177
Adjusted EBITDA(3)	$309,278	$215,849
Diluted EPS	$8.15	$7.69

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	48%	43%
Other operating expenses	8%	6%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees(4)	0.93%	1.04%
MSR income(5)	0.60%	1.04%
MSR income, as a percentage of Agency debt financing volume(6)	1.61%	1.52%

(in thousands; except per share data)	As of December 31,
Managed Portfolio:	2021	2020
Components of Servicing Portfolio
Fannie Mae	$53,401,457	$48,818,185
Freddie Mac	37,138,836	37,072,587
Ginnie Mae - HUD	9,889,289	9,606,506
Brokered (7)	15,035,439	11,419,372
Principal Lending and Investing (8)	235,543	295,322
Total Servicing Portfolio	$115,700,564	$107,211,972
Assets under management	16,437,865	1,816,421
Total Managed Portfolio	$132,138,429	$109,028,393

SUPPLEMENTAL OPERATING DATA (Continued)

	As of December 31,
Key Servicing Portfolio Metrics:	2021	2020
Custodial escrow account balance (in billions)	$3.7	$3.1
Weighted-average servicing fee rate (basis points)	24.9	24.0
Weighted-average remaining servicing portfolio term (years)	9.2	9.4

The following tables present our AUM as of December 31, 2021 and 2020:

	As of December 31,
Components of assets under management (in thousands)	2021	2020
Alliant(9)
Syndication	$13,794,464	$—
Real Estate Investment	471,875	—
Total Alliant assets under management	$14,266,339	$—

WDIP
Funds	$620,692	$690,768
Separate accounts	702,638	567,492
Total WDIP assets under management	$1,323,330	$1,258,260

Interim Program JV Managed Loans(10)	$848,196	$558,161

Total assets under management	$16,437,865	$1,816,421

(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	For the year ended December 31, 2021, includes $860.0 million from the Interim Program JV, $537.1 million from the Interim Loan Program, and $46.4 million from WDIP separate accounts. For the year ended December 31, 2020, includes $86.2 million from the Interim Program JV, $189.8 million from the Interim Loan Program, and $104.4 million from WDIP separate accounts.
(3)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”
(4)	Excludes the income and debt financing volume from Principal Lending and Investing.
(5)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and debt financing volume from Principal Lending and Investing.
(6)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.
(7)	Brokered loans serviced primarily for life insurance companies.
(8)	Consists of interim loans not managed for the Interim Program JV.
(9)	Alliant assets under management acquired in December 2021.
(10)	As of December 31, 2021, this balance consisted entirely of Interim Program JV managed loans. As of December 31, 2020, this balance consisted of $73.3 million of loans serviced directly for the Interim Program JV partner and $484.8 million of Interim Program JV managed loans.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2021 and 2020.

FINANCIAL RESULTS –2021 COMPARED TO 2020

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$446,014	$359,061	$86,953	24%
Fair value of expected net cash flows from servicing, net	287,145	358,000	(70,855)	(20)
Servicing fees	278,466	235,801	42,665	18
Property sales broker fees	119,981	38,108	81,873	215
Net warehouse interest income, loans held for sale	14,396	17,936	(3,540)	(20)
Net warehouse interest income, loans held for investment	7,712	11,390	(3,678)	(32)
Escrow earnings and other interest income	8,150	18,255	(10,105)	(55)
Other revenues	97,314	45,156	52,158	116
Total revenues	$1,259,178	$1,083,707	$175,471	16

Expenses
Personnel	$603,487	$468,819	$134,668	29%
Amortization and depreciation	210,284	169,011	41,273	24
Provision (benefit) for credit losses	(13,287)	37,479	(50,766)	(135)
Interest expense on corporate debt	7,981	8,550	(569)	(7)
Other operating expenses	98,655	69,582	29,073	42
Total expenses	$907,120	$753,441	$153,679	20
Income from operations	$352,058	$330,266	$21,792	7
Income tax expense	86,428	84,313	2,115	3
Net income before noncontrolling interests	$265,630	$245,953	$19,677	8
Less: net income (loss) from noncontrolling interests	(132)	(224)	92	(41)
Walker & Dunlop net income	$265,762	$246,177	$19,585	8

Overview

The increase in revenues was mainly driven by increases in loan origination and debt brokerage fees, net (“origination fees”), servicing fees, property sales broker fees, and other revenues, partially offset by decreases in the fair value of expected net cash flows from servicing, net (“MSR Income”), net warehouse interest income for both loans held for sale and held for investment, and escrow earnings and other interest income. The increase in origination fees was primarily related to an overall increase in debt financing volume, particularly in our brokered product. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was a result of the significant increase in property sales volume. The increase in other revenues was driven by increases in prepayment fees, research subscription fees, and fee revenues from our LIHTC operations. MSR Income decreased as a result of a decrease in GSE debt financing volume. Net warehouse interest income decreased due to decreases in the average balances and net spreads for both loans held for sale (“LHFS”) and loans held for investment (“LHFI”). Escrow earnings and other interest income decreased largely due to a substantial decrease in the average earnings rate.

The increase in expenses was mainly driven by increases in personnel expenses, amortization and depreciation, and other operating expenses, partially offset by a reduction in provision (benefit) for credit losses. The increase in personnel expenses was primarily due to increases in commission costs due to the increases in origination fees and property sales broker fees and salaries and benefits costs due primarily to an increase in the average headcount. Amortization and depreciation expense increased due to an increase in the average MSR balance. Other operating expenses increased as a result of the overall growth of the Company over the past year and additional costs related to acquisition activity during the year. The change to a benefit for credit losses in 2021 from a provision for credit losses in 2020 was driven primarily by a decrease in our CECL reserve.

Revenues

The following tables provide additional information that helps explain changes in origination fees and MSR income over the past two years:

	For the year ended December 31,
Debt Financing Volume by Product Type	2021	2020
Fannie Mae	19%	37%
Freddie Mac	13	25
Ginnie Mae - HUD	5	6
Brokered	60	31
Interim Loans	3	1

	For the year ended December 31,			Percentage
Mortgage Banking Details (dollars in thousands)	2021	2020	Change	Change
Origination Fees (1)	$446,014	$359,061	$86,953	24%
MSR Income (2)	$287,145	$358,000	$(70,855)	(20)
Origination Fee Rate (3) (basis points)	93	104	(11)	(11)
MSR Rate (4) (basis points)	60	104	(44)	(42)
Agency MSR Rate (5) (basis points)	161	152	9	6
(1)	Loan origination and debt brokerage fees, net.
(2)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained.
(3)	Origination fees as a percentage of debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(4)	MSR Income as a percentage of debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(5)	MSR Income as a percentage of Agency debt financing volume.

Loan origination and debt brokerage fees, net. The increase was driven by the 40% increase in overall debt financing volume, particularly in our brokered debt financing, which grew by 170%, in 2021 compared to 2020. The increase due to debt financing volume was partially offset by a decline in the origination fee rate, as our debt financing volume mix shifted towards brokered loans from Agency loans. Brokered loans typically have lower origination fee margins than Agency loans.

Fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. The decrease was due to a 28% decrease in GSE debt financing volume, particularly our Fannie Mae debt financing volume, which decreased 27%. Partially offsetting the decline due to volume was an increase in the Agency MSR Rate. The decline in Fannie Mae debt financing volume was partially the result of a portfolio of loans originated in 2020 with over $2 billion in volume, with no comparable large portfolio transaction in 2021. The Agency MSR Rate increased year over year due primarily to this large portfolio, which had a lower-than-average servicing fee and to an increase in the weighted-average servicing fee on Fannie Mae non-portfolio debt financing volume in 2021. The overall Fannie Mae weighted-average servicing fee increased from 45 basis points in 2020 to 52 basis points in 2021.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Servicing Fees.  The increase was primarily attributable to increases in the average servicing portfolio period over period as shown below, primarily due to the $4.6 billion net increase in Fannie Mae serviced loans and a $3.6 billion net increase in brokered loans serviced over the past year, coupled with increases in the servicing portfolio’s average servicing fee rates as shown below. The increases in the average servicing fee are the result of the large net increase in Fannie Mae debt financing volume with high servicing fees over the past year.

	For the year ended December 31,			Percentage
Servicing Fees Details (dollars in thousands)	2021	2020	Change	Change
Average Servicing Portfolio	$111,577,130	$99,699,637	$11,877,493	12%
Average Servicing Fee (basis points)	24.5	23.4	1.1	5

Net Warehouse Interest Income, Loans Held for Sale. The decrease was the result of decreases in the average balance outstanding and in the net spread between the rate on the originated loans and the interest costs associated with the warehouse facility as shown below. The decrease in the average balance was related to the overall decrease in our GSE debt financing volume year over year. The decrease in the net spreads shown below was a result of the short-term interest rates upon which we incur interest expense decreasing at a slower rate than the mortgage rates upon which we earn interest income

	For the year ended December 31,			Percentage
Net Warehouse Interest Income Details - LHFS (dollars in thousands)	2021	2020	Change	Change
Average LHFS Outstanding Balance	$1,634,999	$1,908,381	$(273,382)	(14)%
LHFS Net Spread (basis points)	88	94	(6)	(6)

Net Warehouse Interest Income, Loans Held for Investment.  The decrease was due to a decline in the average balance of loans held for investment outstanding from 2020 to 2021 and the net spread between the rate on the originated loans and the interest costs associated with the warehouse facility. The decrease in the average balance was due to payoffs continuing to outpace loan originations in 2021. Additionally, much of our debt financing volume in 2021 was for loans with short maturities. In 2020, we had a larger balance of loans funded with corporate cash, resulting in a higher net spread.

	For the year ended December 31,			Percentage
Net Warehouse Interest Income Details - LHFI (dollars in thousands)	2021	2020	Change	Change
Average LHFI Outstanding Balance	$270,525	$348,947	$(78,422)	(22)%
LHFI Net Spread (basis points)	285	326	(41)	(13)

Escrow Earnings and Other Interest Income. The decrease was primarily due to a significant decrease in average earnings rate on our escrow accounts resulting from a decrease in short-term interest rates in the broader market, slightly offset by an increase in the average balance of escrow accounts due to an increase in the average servicing portfolio. The decrease in the average earnings rate was due to substantial decreases in short-term interest rates, upon which our earnings rates are based, over the past year and a half as discussed above in the “Overview of Current Business Environment” section.

Property Sales Broker Fees. The increase was driven by a significant increase in property sales volume year over year. See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in property sales volumes.

Other Revenues. The increase was driven primarily by increases in prepayment fees, research subscription fees, investment management fees, and other revenues. Prepayment fees increased $18.1 million in 2021 compared to 2020 as the volume of the loans that prepaid in 2021 was substantially higher than in 2020 due to changes in the interest rate environment and an increase in property acquisition activity in 2021. In 2021, we acquired Zelman, which resulted in the addition of $7.3 million of research subscription fee revenues, and Alliant, which generated $20.4 million in investment management fees and other revenues.

Expenses

Personnel.  The increase was primarily the result of (i) a $101.9 million increase in commission costs due to higher origination fees and property sales broker fees, (ii) a $28.3 million increase in salaries and benefits due to a 20% increase in average headcount to support our growth efforts, and (iii) an $8.3 million increase in share-based compensation expense due to higher expense associated with a stock grant provided to the vast majority of our non-executive employee base in the fourth quarter of 2020 and share-based compensation expense associated with our performance share plans due to the Company’s financial performance in 2021. Partially offsetting these increases in personnel costs was a decrease of $7.2 million in the accrual for subjective bonuses from 2020.

Amortization and Depreciation.  The increase was primarily attributed to loan origination activity and the resulting growth in the average MSR balance. During the year ended December 31, 2021, we added $91.0 million of MSRs, net of amortization and write offs due to prepayment. Additionally, the write off of MSRs due to prepayment increased $12.3 million due to the aforementioned increase in prepayment activity in 2021.

Provision (benefit) for Credit Losses.  The change in the provision (benefit) for credit losses in 2021 was due to improvements in the forecasted unemployment rate and sustained strength in multifamily operating fundamentals. The forecasted loss rate as of December 31, 2020 was six basis points compared to one basis point upon implementation at January 1, 2020 as a result of the expected negative economic impacts of the COVID-19 pandemic, resulting in a significant provision expense for 2020. With the economic improvements noted above, we lowered our forecast-period loss rate to three basis points at December 31, 2021, resulting in a large benefit for 2021. The benefit related to a decrease in the forecast-period loss rate, which was partially offset by an increase in the balance of our at-risk Fannie Mae servicing portfolio during the year.

Other Operating Expenses. The increase was driven primarily by increases in professional fees and other expenses. Professional fees increased $8.6 million primarily due to additional costs related to the acquisitions completed during the year, including Alliant. Other expenses increased primarily due to two non-recurring charges related to (i) a $2.7 million write-off of deferred issuance costs related to our Prior Term Loan (as defined below) that was paid off at the issuance of our new Term Loan and (ii) a $6.9 million accelerated earnout accrual related to the 2020 acquisition of the non-controlling interest in WDIS. The remaining increase was the result of additional costs in travel and entertainment and marketing due to our growth. Partially offsetting these increases was a $6.0 million decrease due to a non-recurring charge in 2020 from the write-off of previously capitalized software implementation costs related to a planned servicing system conversion that was terminated in 2020.

Income Tax Expense.  The increase in income tax expense is related to the 7% increase in income from operations, partially offset by a decrease in the effective tax rate from 25.5% in 2020 to 24.5% in 2021. The decrease in the effective tax rate related primarily to an increase in excess tax benefits of $1.3 million and a reduction to the impact of uncertain tax positions of $3.8 million.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan facility, and amortization and depreciation, adjusted for provision for credit losses net of write-offs, share-based incentive compensation charges, and the fair value of expected net cash flows from servicing, net. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

	For the year ended December 31,
(in thousands)	2021	2020
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$265,762	$246,177
Income tax expense	86,428	84,313
Interest expense on corporate debt	7,981	8,550
Amortization and depreciation	210,284	169,011
Provision (benefit) for credit losses	(13,287)	37,479
Net write-offs	—	—
Share-based compensation expense	36,582	28,319
Write-off of unamortized issuance costs from corporate debt retirement	2,673	—
Fair value of expected net cash flows from servicing, net	(287,145)	(358,000)
Adjusted EBITDA	$309,278	$215,849

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table presents a period-to-period comparison of the components of our adjusted EBITDA for the years ended December 31, 2021 and 2020:

ADJUSTED EBITDA –2021 COMPARED TO 2020

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Loan origination and debt brokerage fees, net	$446,014	$359,061	$86,953	24%
Servicing fees	278,466	235,801	42,665	18
Property sales broker fees	119,981	38,108	81,873	215
Net warehouse interest income	22,108	29,326	(7,218)	(25)
Escrow earnings and other interest income	8,150	18,255	(10,105)	(55)
Other revenues	97,446	45,380	52,066	115
Personnel	(566,905)	(440,500)	(126,405)	29
Net write-offs	—	—	—	N/A
Other operating expenses	(95,982)	(69,582)	(26,400)	38
Adjusted EBITDA	$309,278	$215,849	$93,429	43

The increase in origination fees was primarily related to an increase in debt financing volumes year over year. Servicing fees increased due to an increase in the average servicing portfolio period over period as a result of the substantial debt financing volume and relatively few payoffs. Property sales broker fees increased as a result of the increase in property sales volume. Net warehouse interest income decreased primarily due to decreases in the net spreads and average outstanding balances. Escrow earnings and other interest income decreased primarily as a result of a decline in the average earnings rate. Other revenues increased primarily due to increases in prepayment fees and additional revenue from the acquisitions of Zelman and Alliant.

The increase in personnel expense was primarily due to increased commissions expense resulting from the increases in origination fees and property sales broker fees and salaries and benefits expense due to an increase in average headcount. Other operating expenses increased as a result of the overall growth of the Company over the past year, two non-recurring charges mentioned above, and from increased costs associated with due diligence for acquisitions.

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

Years Ended December 31, 2021 Compared to Years Ended December 31, 2020

The following table presents a period-to-period comparison of the significant components of cash flows for the year ended December 31, 2021 and 2020.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2021 COMPARED TO 2020

	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Net cash provided by (used in) operating activities	$870,455	$(1,411,370)	$2,281,825	(162)%
Net cash provided by (used in) investing activities	(377,551)	115,179	(492,730)	(428)
Net cash provided by (used in) financing activities	(457,726)	1,517,627	(1,975,353)	(130)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	393,180	358,002	35,178	10

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$620,774	$(1,611,627)	$2,232,401	(139)%
Net cash provided by (used in) operating activities, excluding loan origination activity	249,681	200,257	49,424	25

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(31,750)	$(24,883)	$(6,867)	28%
Proceeds from the prepayment/sale of pledged AFS securities	45,301	19,635	25,666	131
Purchase of equity-method investments	(33,446)	(1,682)	(31,764)	1,888
Acquisitions, net of cash received	(420,555)	(46,784)	(373,771)	799
Net payoff of (investment in) loans held for investment	91,760	180,338	(88,578)	(49)
Net distributions from (investments in) joint ventures	(19,653)	(8,462)	(11,191)	132

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(635,912)	$1,718,470	$(2,354,382)	(137)%
Borrowings of interim warehouse notes payable	266,575	60,770	205,805	339
Repayments of interim warehouse notes payable	(227,999)	(167,960)	(60,039)	36
Net borrowings (repayments) of notes payable	303,727	(2,977)	306,704	(10,302)
Repurchase of common stock	(18,872)	(45,774)	26,902	(59)
Borrowings (repayments) of secured borrowings	(73,312)	2,766	(76,078)	(2,750)
Cash dividends paid	(64,453)	(45,350)	(19,103)	42

The change in cash flows from operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows used in loan origination activities is primarily attributable to sales of loans held for sale outpacing originations by $620.8 million in 2021 compared to originations outpacing sales of loans held for sale by $1.6 billion in 2020. Our GSE debt financing activity decreased year over year, which resulted in less cash used in originations during 2021. Excluding cash used for the origination and sale of loans, cash flows provided by operations were $249.7 million in 2021, up from $200.3 million in 2020. The increase is primarily the result of a $19.7 million increase in net income before noncontrolling interests, a lower adjustment for gains attributable to the fair value of future servicing rights, net of guaranty obligation of $70.9 million, and a lower adjustment for change in the fair value of premiums and origination fees of $52.4 million, partially offset by a lower adjustment for the provision (benefit) for credit losses of $50.8 million, a greater increase in receivables of $23.6 million, and a smaller decrease in other liabilities of $24.7 million.

The change from cash provided by investing activities in 2020 to cash used by investing activities in 2021 was primarily attributable to the changes shown in the table above. The increase in cash paid for acquisitions was primarily the result of the increase in the size of the acquisitions in 2021 compared to 2020, particularly the acquisition of Alliant in 2021, the largest acquisition in our history. The decrease in net payoff of loans held for investment was due to an increase in originations in 2021 compared to 2020 as we paused the originations of loans held for investment for several months in 2020 due to the COVID-19 pandemic. We increased our investments in equity-method investments as we increased our investments in small strategic opportunities. Net proceeds from prepayment/sale of pledged AFS securities increased as prepayments of AFS securities were greater than our purchases of AFS securities in 2021. The increase in purchases of AFS investments was due to the increase in the aforementioned prepayments of AFS. The increase in investment in joint ventures related primarily to the increase in originations for our Interim Program JV.

The change to cash used from cash provided by financing activity was primarily attributable to the changes shown in the table above. The change in net borrowings of warehouse notes payable during 2021 was largely due to the decrease in cash used for loan origination activity, as noted above. The repayment of secured borrowings was the result of the maturity of the loan in the second quarter of 2021, a unique transaction. Cash dividends paid increased as a result of the increase in our dividend to $2.00 per share in 2021 compared to $1.44 per share in 2020. Net borrowings of notes payable changed due to the refinancing and increase of our Term Loan in December 2021 to fund our acquisition of Alliant. Net borrowings of interim warehouse notes payable increased due to the increase in originations of loans held for investments noted above. The decrease in cash paid for repurchases of common stock was related to repurchases under approved stock repurchase programs. In 2021, we did not repurchase any shares under approved repurchase programs, while in 2020 we repurchased $26.1 million of shares under such programs.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) fund loans held for investment under the Interim Loan Program; (iii) pay cash dividends; (iv) fund our portion of the equity necessary for the operations of the Interim Program JV, our appraisal JV, and other equity-method investments; (v) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (vi) make payments related to earnouts from acquisitions, (vii) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnerships contributions, servicing advances and payments for salaries, commissions, and income taxes,; and (viii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2021. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of December 31, 2021, the net worth requirement was $258.2 million, and our net worth was $722.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2021, we were required to maintain at least $51.1 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2021, we had operational liquidity of $251.7 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.50 per share each quarter of 2021, which is 39% higher than the quarterly dividend paid in each quarter of 2020. In February 2022, the Company’s Board of Directors declared a dividend of $0.60 per share for the first quarter of 2022, an increase of 20%. The dividend will be paid on March 10, 2022 to all holders of record of our restricted and unrestricted common stock as of February 22, 2022. We expect to continue to make regular quarterly dividend payments for the foreseeable future.

Over the past three years, we have returned $177.5 million to investors in the form of the repurchase of 594 thousand shares of our common stock under share repurchase programs for a cost of $30.5 million and cash dividend payments of $147.0 million. Additionally, we have invested $619.4 million in acquisitions. On occasion, we may use cash to fully fund loans held for investment or loans held for sale instead of using our warehouse lines. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2021, our Board of Directors approved a stock repurchase program; we did not repurchase any shares under this program. In February 2022, our Board approved a new stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 13, 2022.

We have contractual obligations to make future cash payments on lease agreements on our various offices of $29.5 million as of December 31, 2021. NOTE 15 in the consolidated financial statements contains additional details related to future lease payments. We have contractual obligations to repay short-term and long-term debt. The total principal balance for such debt is $2.7 billion as of December 31, 2021. Most of this balance will be repaid with the proceeds from the sale of loans held for sale and the repayments of loans held for investment. NOTE 6 in the consolidated financial statements contains additional details related to these future debt payments. The expected interest associated with these debt payments is $31.2 million in 2022, $25.0 million in 2023, $22.2 million in 2024, $20.4 million in 2025, and $19.4 million in 2026. The interest for long-term debt is based on a variable rate. Such interest is calculated based on the effective interest rate as of December 31, 2021.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and cash held in collection accounts to be used to fund the repayment of the Alliant note payable. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of December 31, 2021, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $104.3 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2021 collateral requirements as outlined above. As of December 31, 2021, reserve requirements for the December 31, 2021 DUS loan portfolio will require us to fund $65.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2021.

Sources of Liquidity: Warehouse Facilities

The following table provides information related to our warehouse facilities as of December 31, 2021.

	December 31, 2021
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$34,032	Adjusted Term SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	147,055	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	156,705	30-day LIBOR plus 1.30%
Agency Warehouse Facility #4	350,000	—	350,000	45,337	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	175,608	Adjusted Term SOFR plus 1.45%
Agency Warehouse Facility #6	150,000	100,000	250,000	—	30-day LIBOR plus 1.40%
Agency Warehouse Facility #7	150,000	50,000	200,000	16,289	30-day LIBOR plus 1.30%
Total National Bank Agency Warehouse Facilities	$2,375,000	$1,715,000	$4,090,000	$575,026
Fannie Mae repurchase agreement, uncommitted line and open maturity	$—	$1,500,000	$1,500,000	$1,186,306
Total Agency Warehouse Facilities	2,375,000	3,215,000	5,590,000	1,761,332
Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	—	30-day LIBOR plus 1.65% to 2.00%
Interim Warehouse Facility #3	200,000	—	200,000	153,009	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$454,810	$—	$454,810	$172,819
Alliant Warehouse Facility	$30,000	$—	$30,000	$8,296	Daily LIBOR plus 3.00%
Total warehouse facilities	$2,859,810	$3,215,000	$6,074,810	$1,942,447
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

Agency Warehouse Facilities

As of December 31, 2021, we had seven warehouse lines of credit in the aggregate amount of $4.1 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”) that we use to fund substantially all of our loan originations. The seven warehouse facilities are revolving commitments we expect to renew annually (consistent with industry practice), and the Fannie Mae facility is provided on an uncommitted basis without a specific maturity date. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financing on acceptable terms. An outline of the affirmative and negative covenants contained within the warehouse agreements and a summary of the amendments we executed during 2021 are detailed in NOTE 6 in the consolidated financial statements.

Agency Warehouse Facility #1:

We have a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 24, 2022. The agreement provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 130 basis points.

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

Agency Warehouse Facility #3:

We have a $600.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on May 14, 2022. The committed warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points, with a 30-day LIBOR floor of zero basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility.

Agency Warehouse Facility #4:

We have a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on June 22, 2022. The warehouse facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, FHA, and defaulted HUD and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points, with a 30-day LIBOR floor of five basis points.

Agency Warehouse Facility #5:

We have a master repurchase agreement with a national bank for a $1.0 billion uncommitted advance credit facility that is scheduled to mature on September 15, 2022. The facility provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of Adjusted Term SOFR plus 145 basis points.

Agency Warehouse Facility #6:

During 2021, we entered into an agreement with a national bank to establish Agency Warehouse Facility #6. The facility has a $150.0 million committed borrowing capacity and provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans under the facility. The facility is scheduled to mature on March 5, 2022. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points with a 30-day LIBOR floor of 25 basis points. The agreement also provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility.

Agency Warehouse Facility #7:

During 2021, we entered into an agreement to establish Agency Warehouse Facility #7. The warehouse facility has a $150.0 million maximum committed borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures on August 24, 2022. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $50.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility.

Uncommitted Agency Warehouse Facility:

We have a $1.5 billion uncommitted facility with Fannie Mae under its ASAP funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance. There is no expiration date for this facility.

Interim Warehouse Facilities

To assist in funding loans held for investment under the Interim Loan Program, we have four warehouse facilities with certain national banks in the aggregate amount of $0.5 billion as of December 31, 2021 (“Interim Warehouse Facilities”). Consistent with industry practice, three of these facilities are revolving commitments we expect to renew annually or bi-annually, and one is a commitment that matures according to the maturity date of the underlying loan it finances. Our ability to originate loans held for investment depends upon our ability to secure and maintain these types of short-term financings on acceptable terms. An outline of the affirmative and negative covenants contained within the warehouse agreements and a summary of the amendments we executed during 2021 are detailed in NOTE 6 in the consolidated financial statements.

Interim Warehouse Facility #1:

We have a $135.0 million committed warehouse line agreement that is scheduled to mature on May 14, 2022. The facility provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points, with a 30-day LIBOR floor of zero basis points.  Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.

Interim Warehouse Facility #2:

We have a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2023. The agreement provides us with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at 30-day LIBOR plus 165 to 200 basis points (“the spread”) as of December 31, 2021. The spread varies according to the type of asset the borrowing finances. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement.

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

The warehouse agreements above contain cross-default provisions, such that if a default occurs under any of our warehouse agreements, generally the lenders under our other warehouse agreements could also declare a default. As of December 31, 2021, we were in compliance with all of our warehouse line covenants.

We believe that the combination of our capital and warehouse facilities is adequate to meet our loan origination needs.

Alliant Warehouse Facility

During December 2021, we acquired Alliant and assumed the liabilities of Alliant and its subsidiaries, including a warehouse line of credit with a national bank that is used to fund our Committed investments in tax credit equity before transferring them to a tax credit fund that we asset-manage. The warehouse facility is a revolving commitment that we expect to renew annually.

The credit agreement is scheduled to mature on April 30, 2022. The facility provides us with up to $30.0 million in committed borrowing capacity to fund investments in tax credit equity that also secure the borrowings. Borrowings under this facility bear interest at Daily LIBOR plus 300 basis points with a Daily LIBOR floor of 150 basis points. The warehouse agreement contains certain affirmative and negative covenants which are outlined in NOTE 6 in the consolidated financial statements.

As of December 31, 2021, the outstanding balance was $8.3 million.

Notes Payable

Term Loan

On December 16, 2021, we entered into a senior secured term loan credit agreement (the “Credit Agreement”) that provided for a $600.0 million term loan (the “Term Loan”). The Credit Agreement replaces our $300.0 million term loan agreement (the “Prior Term Loan”), which was governed by that certain amended and restated credit agreement, dated as November 7, 2018. The Term Loan was issued at a 0.25% discount, has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Credit Agreement), and bears interest at Adjusted Term SOFR plus 225 basis points with a floor of 50 basis points. At any time, we may also elect to request one or more incremental term loan commitments not to exceed the lesser of $230.0 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that total indebtedness would not cause the leverage ratio to exceed 3.00 to 1.00.

We are obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to 0.25% of the original principal amount of the Term Loan on the last business day of each of March, June, September, and December commencing on March 31, 2022. The Term Loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, W&D BE, Inc., and Walker & Dunlop Investment Sales, LLC, each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on December 16, 2021 among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary, so long as certain conditions and requirements provided for in the Credit Agreement are met.

The Credit Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Loan Parties to incur indebtedness, to create liens on their property, to make investments, to merge, consolidate, or enter into any similar combination, or enter into any asset disposition of all or substantially all assets, or liquidate, wind-up or dissolve, to make asset dispositions, to declare or pay dividends or make related distributions, to enter into certain transactions with affiliates, to enter into any negative pledges or other restrictive agreements, and to engage in any business other than the business of the Loan Parties as of the date of the Credit Agreement and business activities reasonably related or ancillary thereto, or to amend certain material contracts. The Credit Agreement contains only one financial covenant, which requires the Company not to permit its asset coverage ratio (as defined in the Credit Agreement) to be less than 1.50 to 1.00.

The Credit Agreement contains customary events of default (which are, in some cases, subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, or certain ERISA events and judgments.

As of December 31, 2021, the outstanding principal balance of the note payable was $600.0 million. The note payable and the warehouse facilities are senior obligations of the Company. As of December 31, 2021, we were in compliance with all covenants related to the Credit Agreement.

Alliant Note Payable

Through our acquisition of Alliant, we assumed Alliant’s note payable, which has an outstanding balance of $145.2 million as of December 31, 2021 and bears interest at a fixed rate of 4.75%. The note has a stated maturity of January 15, 2035. The note requires quarterly payments of principal, interest, and other required priority items shortly after the beginning of each quarter. The note is collateralized by specific legal rights to receive a formulaic portion of future cash flows from Alliant’s LIHTC operations. These cash flows are deposited into a collection account and used to make a minimum principal payment that is based on a defined amortization schedule. If funds remain after making the minimum principal payment, an amount based on a defined percentage of the remaining funds may be used to make an additional principal payment. If the funds in the collection account are insufficient to cover the minimum principal payment, the entire balance of the collection account is used to pay down the principal balance. We may elect to make principal payments in addition to the amount required by the note agreement. The balance of the collection account is included in Restricted cash on our Consolidated Balance Sheets.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

		December 31,
(dollars in thousands)		2021	2020
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk		$45,581,476	$39,835,534
Fannie Mae Modified Risk		7,807,853	8,948,472
Freddie Mac Modified Risk		33,195	37,018
Total risk-sharing servicing portfolio		$53,422,524	$48,821,024

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk		$12,127	$34,180
Freddie Mac No Risk		37,105,641	37,035,568
GNMA - HUD No Risk		9,889,289	9,606,506
Brokered		15,035,438	11,419,372
Total non-risk-sharing servicing portfolio		$62,042,495	$58,095,626
Total loans serviced for others		$115,465,019	$106,916,650
Interim loans (full risk) servicing portfolio		235,543	295,322
Total servicing portfolio unpaid principal balance		$115,700,562	$107,211,972

Interim Program JV Managed Loans (1)		848,196	558,161

At risk servicing portfolio (2)		$49,573,263	$44,483,676
Maximum exposure to at risk portfolio (3)		10,056,584	9,032,083
Defaulted loans		78,659	48,481

Defaulted loans as a percentage of the at-risk portfolio	%	0.16%	0.11%
Allowance for risk-sharing as a percentage of the at-risk portfolio		0.13	0.17
Allowance for risk-sharing as a percentage of maximum exposure		0.62	0.83
(1)	As of December 31, 2021, this balance consists entirely of Interim Program JV managed loans. As of December 31, 2020, this balance consists of $73.3 million of loans serviced directly for the Interim Program JV partner and $484.8 million of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

As of December 31, 2021 and 2020, our allowance for risk-sharing obligations was $62.6 million and $75.3 million, respectively, or 13 basis points and 17 basis points of the at risk balance, respectively. The allowance for risk-sharing obligations as of December 31, 2021 was substantially comprised of the aforementioned CECL reserve.

The calculated CECL reserve for our at-risk Fannie Mae servicing portfolio as of December 31, 2021, which excludes collateral-based reserves, was $52.3 million compared to $67.0 million as of December 31, 2020. The significant decrease in the CECL reserve was principally related to a reduction in our loss forecast due to the improvements in the unemployment statistics and overall health of the multifamily market.

As of December 31, 2021, three at-risk loans with an aggregate UPB of $78.7 million were in default compared to two loans with an aggregated UPB of $48.5 million as of December 31, 2020. The collateral-based reserve on defaulted loans were $10.3 million and $8.3 million as of December 31, 2021 and 2020, respectively. We had a benefit for risk-sharing obligations of $12.7 million and a provision for risk-sharing obligations of $33.7 million for the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, we had a benefit for risk-sharing obligations of $12.7 million and a provision for risk-sharing obligations of $33.7 million for the year ended December 31, 2020.

For the ten-year period from January 1, 2012 through December 31, 2021, we recognized net write-offs of risk-sharing obligations of $23.4 million, or an average of less than two basis points annually of the average at risk Fannie Mae portfolio balance.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

NOTE 2 in the consolidated financial statements in Item 15 of Part IV in this Annual Report on Form 10-K contains a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. There were no other accounting pronouncements issued during 2021 that have the potential to impact our consolidated financial statements.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2021 and 2020 was 10 basis points and 14 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of December 31,
Change in annual escrow earnings due to: (in thousands)	2021	2020
100 basis point increase in 30-day LIBOR	$37,249	$31,009
100 basis point decrease in 30-day LIBOR(1)	(3,662)	(4,402)

The borrowing cost of our warehouse facilities used to fund loans held for sale, loans held for investment, and investments in tax credit equity is based on LIBOR or SOFR. The base SOFR was 5 basis points as of December 31, 2021. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in 30-day LIBOR or Adjusted Term SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of December 31,
Change in annual net warehouse interest income due to: (in thousands)	2021	2020
100 basis point increase in SOFR or 30-day LIBOR	$(16,062)	$(20,967)
100 basis point decrease in SOFR or 30-day LIBOR (1)(2)	573	1,525

Our Term Debt is based on Adjusted Term SOFR as of December 31, 2021. In December 2021, we fully paid the prior $300.0 million term loan agreement, which was based on interest at 30-day LIBOR and entered into a $600.0 million Term Loan with an Adjusted Term SOFR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR or 30-day LIBOR as of December 31, 2021 and December 31, 2020, respectively, based on our current and previous notes payable balance outstanding at each period end.

	As of December 31,
Change in annual income from operations due to: (in thousands)	2021	2020
100 basis point increase in SOFR or 30-day LIBOR	$(3,300)	$(2,948)
100 basis point decrease in SOFR or 30-day LIBOR (1)(2)	—	422
(1)	The decrease as of December 31, 2020 is limited to 30-day LIBOR as of December 31, 2020, as it was less than 100 basis points, or the interest rate floor, if applicable.
(2)	The decrease as of December 31, 2021 is limited to 30-day LIBOR or SOFR as of December 31, 2021, as they were less than 100 basis points, or the interest rate floor, if applicable.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $38.4 million as of December 31, 2021 compared to $34.6 million as of December 31, 2020. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of December 31, 2021, 89% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 88% as of December 31, 2020; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

London Interbank Offered Rate (“LIBOR”) Transition

In the first quarter of 2021, the United Kingdom’s Financial Conduct Authority, the regulator for the administration of LIBOR, announced specific dates for its intention to stop publishing LIBOR rates, including the 30-day LIBOR (our primary reference rate) which is scheduled for June 30, 2023. It is expected that legacy LIBOR-based loans will transition to Secured Overnight Financing Rate (“SOFR”) on or before June

30, 2023. With respect to the loans we underwrite and service, we have been working closely with the GSEs on this matter through our participation on subcommittees and advisory councils. We continue to monitor our LIBOR exposure, review legal contracts and assess fallback language impacts, engage with our clients and other stakeholders, and monitor developments associated with LIBOR alternatives. We have also updated our debt agreements with warehouse facility providers to include fallback language governing the transition and have already transitioned our Term Loan and one of our warehouse facilities to SOFR in the fourth quarter of 2021 and a second warehouse facility in the first quarter of 2022.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021. On December 16, 2021, we acquired Alliant, and we excluded from our assessment of the effectiveness of our internal control over financial reporting assets of $255 million and total revenues of $20 million related to Alliant that were included in the consolidated financial statements as of and for the year ended December 31, 2021. Our internal control over financial reporting as of December 31, 2021, except as described above, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as it relates to our acquisition of Alliant on December 16, 2021. We are currently integrating various accounting processes and internal controls over financial reporting for Alliant and its affiliates.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2022 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference, if applicable, to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Delinquent Section 16(a) Reports.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See “Available Information.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our employee share-based compensation plans required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS – Equity Compensation Plan Information.”

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

Item 14. Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “AUDIT-RELATED MATTERS.”

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

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, by and between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

2.5

Purchase Agreement, dated as of August 30, 2021, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant Company, LLC, Alliant Capital, Ltd., Alliant Fund Asset Holdings, LLC, Alliant Asset Management Company, LLC, Alliant Strategic Investments II, LLC, ADC Communities, LLC, ADC Communities II, LLC, AFAH Finance, LLC, Alliant Fund Acquisitions, LLC, Vista Ridge 1, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horwitz (incorporated by reference to Exhibit 2.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021)

2.6*††

Share Purchase Agreement dated February 4, 2022 by and among Walker & Dunlop, Inc., WD-GTE, LLC, GeoPhy B.V. (“GeoPhy”), the several persons and entities constituting the holders of all of GeoPhy’s issued and outstanding shares of capital stock, and Shareholder Representative Services LLC, as representative of the Shareholders

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

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
10.42†

Form of Non-Qualified Stock Option Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.43†

Form of Performance Stock Unit Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.44†

Form of Performance Stock Unit Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.45†

Form of Performance Stock Unit Agreement with Over-Performance Stock Units under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.46†

Form of Restricted Stock Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.47†

Form of Restricted Stock Agreement (Directors) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.48†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)
10.49†

Form of Restricted Stock Unit Agreement (Management Deferred Stock Unit Purchase Matching Program) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.50†

Form of Deferred Stock Unit Agreement (Management Deferred Stock Unit Purchase Matching Program) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.51†

Form of Non-Qualified Stock Option Transfer Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.52†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.53†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.54†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.55†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.56†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.57†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.58†

Indemnification Agreement, dated May 14, 2020, by and among Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.59†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.60†

Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.61†

Indemnification Agreement, dated February 28, 2017, by and among Walker & Dunlop, Inc. and Michael J. Warren (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.62†

Indemnification Agreement, dated March 6, 2019, by and between Walked & Dunlop, Inc. and Ellen D. Levy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.63†

Indemnification Agreement, dated March 3, 2021, by and between Walked & Dunlop, Inc. and Donna C. Wells (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.64†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.65†	Walker & Dunlop, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.66†	Form of Trust Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.67

Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 11, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.68

First Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 15, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017)

10.69

Second Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 10, 2018, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)

10.70

Third Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 20, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019)

10.71

Fourth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 6, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2019)

10.72

Fifth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 23, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

10.73

Sixth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of August 21, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2020)

10.74

Seventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of October 28, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

10.75

Eighth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of December 18, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.76

Ninth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 15, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021)

10.77

Tenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of June 8, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021)

10.78

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.79

Master Repurchase Agreement, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.80

Guaranty, dated as of August 26, 2019, by Walker & Dunlop, Inc. in favor of JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.81

Side Letter, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.82

First Amendment to Master Repurchase Agreement, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.83

First Amendment to Side Letter, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.84

Amendment No. 2 to Master Repurchase Agreement, dated as of August 23, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2021)

10.85

Amendment No. 3 to Master Repurchase Agreement, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.86

Amended and Restated Letter, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.87

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.88

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.89

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.90

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.91

Credit Agreement, dated as of December 16, 2021, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2021)

10.92

Guarantee and Collateral Agreement, dated as of December 16, 2021, by and among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and JPMorgan Chase Bank, N.A., as administrative agent.

21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2021)
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained an Exhibit 101)

†:Denotes a management contract or compensation plan, contract or arrangement.

††:

Schedules (or similar attachments) have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules (or similar attachments) to the Securities and Exchange Commission upon request.

*:Filed herewith.

**:Furnished herewith. Information in this Annual Report on Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer
Date:	February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 24, 2022
William M. Walker	Officer (Principal Executive Officer)

/s/ Howard W. Smith, III	President and Director	February 24, 2022
Howard W. Smith, III

/s/ Alan J. Bowers	Director	February 24, 2022
Alan J. Bowers

/s/ Ellen D. Levy	Director	February 24, 2022
Ellen D. Levy

/s/ Michael D. Malone	Director	February 24, 2022
Michael D. Malone

/s/ John Rice	Director	February 24, 2022
John Rice

/s/ Dana L. Schmaltz	Director	February 24, 2022
Dana L. Schmaltz

/s/ Michael J. Warren	Director	February 24, 2022
Michael J. Warren

/s/ Donna C. Wells	Director	February 24, 2022
Donna C. Wells

/s/ Stephen P. Theobald	Executive Vice President and Chief Financial	February 24, 2022
Stephen P. Theobald	Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Initial Valuation of Mortgage Servicing Rights

As discussed in Notes 2 and 3 to the consolidated financial statements, the fair value of expected net cash flows from servicing, net presented on the consolidated statements of income and comprehensive income amounted to $287 million for the year ended December 31, 2021. At the loan commitment date, the fair value of expected net cash flows from servicing (the initial fair value of servicing rights) is recognized as a derivative asset on the consolidated balance sheets and reclassified as capitalized mortgage servicing rights at the loan sale date. The measurement of the fair value of servicing rights requires certain assumptions, including the estimated life of the loan, discount rate, escrow earnings rate and servicing cost. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk over the estimated life of the underlying loan (DCF method). The estimated life of the loan includes consideration of the prepayment provisions. The estimated earnings rate on escrow accounts associated with servicing the loan increases estimated future cash flows, and the estimated future cost to service the loan decreases estimated future cash flows.

We identified the assessment of the initial fair value of servicing rights as a critical audit matter.  The assessment involved significant measurement and valuation uncertainty requiring complex auditor judgment.  It also required specialized skills and knowledge because of the level of judgment and limited publicly available transactional and market participant data. Our assessment encompassed the evaluation of significant assumptions used in estimating the net cash flows for determining the initial fair value of servicing rights, which included the discount rate and escrow earnings rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the initial fair value of servicing rights, including controls over the: (1) identification and determination of the significant assumptions used in estimating the net cash flows, and (2) preparation and measurement of the fair value of servicing rights for each loan. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the significant assumptions (discount and escrow earnings rate). The evaluation of these assumptions included comparing them against ranges that were developed using industry market survey data for comparable entities and loans. We performed sensitivity analyses over the significant assumptions to assess their impact on the Company’s determination of the initial fair value of servicing rights.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

McLean, Virginia
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Walker & Dunlop, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

On December 16, 2021, the Company acquired Alliant Capital, Ltd. and its affiliates, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Alliant Capital, Ltd. and its affiliates’ internal control over financial reporting associated with assets of $255 million and total revenues of $20 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Alliant Capital, Ltd. and its affiliates.

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

/s/ KPMG LLP

McLean, Virginia

February 24, 2022

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	2021	2020
Assets
Cash and cash equivalents	$305,635	$321,097
Restricted cash	42,812	19,432
Pledged securities, at fair value	148,996	137,236
Loans held for sale, at fair value	1,811,586	2,449,198
Loans held for investment, net	269,125	360,402
Mortgage servicing rights	953,845	862,813
Goodwill	698,635	248,958
Other intangible assets	183,904	1,880
Derivative assets	37,364	49,786
Receivables, net	212,019	65,735
Committed investments in tax credit equity	177,322	—
Other assets	364,746	134,438
Total assets	$5,205,989	$4,650,975

Liabilities
Warehouse notes payable	$1,941,572	$2,517,156
Notes payable	740,174	291,593
Allowance for risk-sharing obligations	62,636	75,313
Guaranty obligation, net	47,378	52,306
Deferred tax liabilities, net	225,240	185,658
Derivative liabilities	6,403	5,066
Performance deposits from borrowers	15,720	14,468
Commitments to fund investments in tax credit equity	162,747	—
Other liabilities	425,912	313,193
Total liabilities	$3,627,782	$3,454,753

Stockholders' Equity
Preferred stock (50,000 shares authorized; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 32,049 shares at December 31, 2021 and 30,678 shares at December 31, 2020)	320	307
Additional paid-in capital ("APIC")	393,022	241,004
Accumulated other comprehensive income ("AOCI")	2,558	1,968
Retained earnings	1,154,252	952,943
Total stockholders’ equity	$1,550,152	$1,196,222
Noncontrolling interests	28,055	—
Total equity	$1,578,207	$1,196,222
Commitments and contingencies (NOTES 2 and 10)	—	—
Total liabilities and equity	$5,205,989	$4,650,975

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	2021	2020	2019
Revenues
Loan origination and debt brokerage fees, net	$446,014	$359,061	$258,471
Fair value of expected net cash flows from servicing, net	287,145	358,000	180,766
Servicing fees	278,466	235,801	214,550
Property sales broker fees	119,981	38,108	30,917
Net warehouse interest income, loans held for sale	14,396	17,936	1,917
Net warehouse interest income, loans held for investment	7,712	11,390	23,782
Escrow earnings and other interest income	8,150	18,255	56,835
Other revenues	97,314	45,156	49,981
Total revenues	$1,259,178	$1,083,707	$817,219

Expenses
Personnel	$603,487	$468,819	$346,168
Amortization and depreciation	210,284	169,011	152,472
Provision (benefit) for credit losses	(13,287)	37,479	7,273
Interest expense on corporate debt	7,981	8,550	14,359
Other operating expenses	98,655	69,582	66,596
Total expenses	$907,120	$753,441	$586,868
Income from operations	$352,058	$330,266	$230,351
Income tax expense	86,428	84,313	57,121
Net income before noncontrolling interests	$265,630	$245,953	$173,230
Less: net income (loss) from noncontrolling interests	(132)	(224)	(143)
Walker & Dunlop net income	$265,762	$246,177	$173,373
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	590	1,231	812
Walker & Dunlop comprehensive income	$266,352	$247,408	$174,185

Basic earnings per share (NOTE 12)	$8.27	$7.85	$5.61
Diluted earnings per share (NOTE 12)	$8.15	$7.69	$5.45

Basic weighted-average shares outstanding	31,081	30,444	29,913
Diluted weighted-average shares outstanding	31,533	31,083	30,815

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total Stockholders'
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2018	29,497	$295	$235,152	$(75)	$666,752	$5,068	$907,192
Cumulative-effect adjustment for adoption of ASU 2016-02, net of tax	—	—	—	—	(1,002)	—	(1,002)
Walker & Dunlop net income	—	—	—	—	173,373	—	173,373
Net loss from noncontrolling interests	—	—	—	—	—	(143)	(143)
Contributions from noncontrolling interests	—	—	—	—	—	1,671	1,671
Other comprehensive income (loss), net of tax	—	—	—	812	—	—	812
Stock-based compensation - equity classified	—	—	22,819	—	—	—	22,819
Issuance of common stock in connection with equity compensation plans	1,118	11	5,500	—	—	—	5,511
Repurchase and retirement of common stock (NOTE 12)	(580)	(6)	(25,594)	—	(5,076)	—	(30,676)
Cash dividends paid ($1.20 per common share)	—	—	—	—	(37,272)	—	(37,272)
Balance at December 31, 2019	30,035	$300	$237,877	$737	$796,775	$6,596	$1,042,285
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(23,678)	—	(23,678)
Walker & Dunlop net income	—	—	—	—	246,177	—	246,177
Net loss from noncontrolling interests	—	—	—	—	—	(224)	(224)
Contributions from noncontrolling interests	—	—	—	—	—	675	675
Purchase of noncontrolling interests	—	—	(24,090)	—	—	(7,047)	(31,137)
Other comprehensive income (loss), net of tax	—	—	—	1,231	—	—	1,231
Stock-based compensation - equity classified	—	—	27,090	—	—	—	27,090
Issuance of common stock in connection with equity compensation plans	1,414	14	24,913	—	—	—	24,927
Repurchase and retirement of common stock (NOTE 12)	(771)	(7)	(24,786)	—	(20,981)	—	(45,774)
Cash dividends paid ($1.44 per common share)	—	—	—	—	(45,350)	—	(45,350)
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$—	$1,196,222
Walker & Dunlop net income	—	—	—	—	265,762	—	265,762
Net income (loss) from noncontrolling interests	—	—	—	—	—	(132)	(132)
Other comprehensive income (loss), net of tax	—	—	—	590	—	—	590
Stock-based compensation - equity classified	—	—	35,491	—	—	—	35,491
Issuance of common stock in connection with equity compensation plans	686	7	14,834	—	—	—	14,841
Issuance of common stock in connection with acquisitions	859	9	120,562	—	—	—	120,571
Repurchase and retirement of common stock (NOTE 12)	(174)	(3)	(18,869)	—	—	—	(18,872)
Noncontrolling interests from acquisition	—	—	—	—	—	28,187	28,187
Cash dividends paid ($2.00 per common share)	—	—	—	—	(64,453)	—	(64,453)
Balance at December 31, 2021	32,049	$320	$393,022	$2,558	$1,154,252	$28,055	$1,578,207

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income before noncontrolling interests	$265,630	$245,953	$173,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(287,145)	(358,000)	(180,766)
Change in the fair value of premiums and origination fees (NOTE 2)	19,450	(32,981)	6,041
Amortization and depreciation	210,284	169,011	152,472
Stock compensation-equity and liability classified	36,582	28,319	24,075
Provision (benefit) for credit losses	(13,287)	37,479	7,273
Deferred tax expense	34,222	47,165	22,012
Amortization of deferred loan fees and costs	(2,423)	(1,723)	(6,587)
Amortization of debt issuance costs and debt discount	7,077	4,652	5,451
Origination fees received from loans held for investment	2,550	786	2,553
Originations of loans held for sale	(17,810,768)	(22,828,602)	(15,746,949)
Proceeds from transfers of loans held for sale	18,431,542	21,216,975	16,007,910
Cash paid for cloud computing implementation costs	(1,682)	(1,199)	(6,194)
Changes in:
Receivables, net	(42,873)	(19,264)	(2,298)
Other assets	(26,613)	2,205	(20,924)
Other liabilities	46,657	71,382	2,601
Performance deposits from borrowers	1,252	6,472	(12,339)
Net cash provided by (used in) operating activities	$870,455	$(1,411,370)	$427,561

Cash flows from investing activities
Capital expenditures	$(9,208)	$(2,983)	$(4,711)
Purchases of equity-method investments	(33,446)	(1,682)	(923)
Purchases of pledged available-for-sale ("AFS") securities	(31,750)	(24,883)	(30,611)
Proceeds from prepayment and sale of pledged AFS securities	45,301	19,635	22,756
Investments in joint ventures	(66,718)	(24,369)	(57,573)
Distributions from joint ventures	47,065	15,907	41,629
Acquisitions, net of cash received	(420,555)	(46,784)	(7,180)
Originations of loans held for investment	(557,706)	(199,153)	(362,924)
Principal collected on loans held for investment	649,466	379,491	319,832
Net cash provided by (used in) investing activities	$(377,551)	$115,179	$(79,705)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(635,912)	$1,718,470	$(367,864)
Borrowings of interim warehouse notes payable	266,575	60,770	179,765
Repayments of interim warehouse notes payable	(227,999)	(167,960)	(67,871)
Repayments of notes payable	(294,773)	(2,977)	(2,250)
Borrowings of notes payable	598,500	—	—
Borrowings (repayments) of secured borrowings	(73,312)	2,766	—
Proceeds from issuance of common stock	5,252	14,021	5,511
Repurchase of common stock	(18,872)	(45,774)	(30,676)
Purchase of noncontrolling interests	—	(10,400)	—
Cash dividends paid	(64,453)	(45,350)	(37,272)
Payment of contingent consideration	—	(1,641)	(6,450)
Debt issuance costs	(12,732)	(4,298)	(4,531)
Net cash provided by (used in) financing activities	$(457,726)	$1,517,627	$(331,638)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$35,178	$221,436	$16,218
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	358,002	136,566	120,348
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$393,180	$358,002	$136,566

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$37,947	$45,944	$63,564
Cash paid for income taxes	43,427	29,708	39,908

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

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of commercial real estate debt and equity financing products, provides multifamily property sales brokerage and valuation services, engages in commercial real estate and affordable housing investment management activities, provides housing market research, and delivers real estate-related investment banking and advisory services.

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

The Company also provides a variety of commercial real estate debt and equity solutions through its principal lending and investing products. Interim loans on multifamily properties are offered (i) through the Company and recorded on the Company’s balance sheet (the “Interim Loan Program”) and (ii) through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., in which the Company holds a 15% ownership interest (the “Interim Program JV”).

The Company has a joint venture with an international technology services company (“GeoPhy”) to offer automated multifamily valuation and appraisal services, branded Apprise by Walker & Dunlop (“Appraisal JV”). The Company owns a 50% interest in the Appraisal JV and accounts for the interest as an equity-method investment. On February 4, 2022, the Company entered into a purchase agreement to acquire GeoPhy for $85 million in cash and with a cash earn-out up to $205 million, contingent on achieving certain Apprise revenue and productivity milestones and small balance loan volume and revenue milestones over a four-year period.

During the third quarter of 2021, the Company acquired certain assets and assumed certain liabilities of Zelman Holdings, LLC (“Zelman”) through a 75% interest in a newly formed entity, which provides housing market research and real estate-related investment banking and advisory services.

During the fourth quarter of 2021, the Company acquired Alliant Capital, Ltd. and certain of its affiliates (as defined in NOTE 7) through a newly formed entity. The Company wholly owns Alliant and its affiliates, except for an Alliant subsidiary, for which the Company recognized a noncontrolling interest for the minority interest owned by third parties.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or the voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it holds a variable interest in a VIE and has a controlling financial interest and therefore is considered the primary beneficiary, the Company consolidates the entity. In instances where the Company holds a variable interest in a VIE but is not the primary beneficiary, the Company uses the equity-method of accounting.

If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity. If the Company does not have a majority voting interest but has significant influence, it uses the equity-method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but owns a majority of the voting interests or has control over an entity, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests on the Consolidated Balance Sheets and the portion of net income not attributable to Walker & Dunlop, Inc. as Net income from noncontrolling interests in the Consolidated Statements of Income.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2021. The Company has made certain disclosures in the notes to the consolidated financial statements of events that have occurred subsequent to December 31, 2021. There have been no other material subsequent events that would require recognition in the consolidated financial statements.

Use of Estimates—The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, allowance for risk-sharing obligations, capitalized mortgage servicing rights, derivative instruments, and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

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

Co-broker fees, which are netted against Loan origination and debt brokerage fees, net in the Consolidated Statements of Income, were $21.0 million, $33.1 million and $20.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Mortgage Servicing Rights—When a loan is sold and the Company retains the right to service the loan, the aforementioned derivative asset is reclassified and capitalized as an individual originated mortgage servicing right (“OMSR”) at fair value. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with servicing the loans, net of the expected cash flows associated with any guaranty obligations. The following describes the principal assumptions used in estimating the fair value of capitalized OMSRs.

Discount Rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were between 8% and 14% during 2021 and between 10% and 15% during 2020 and varied based on loan type.

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

The assumptions used to estimate the fair value of capitalized OMSRs at loan sale are based on internal models and are compared to assumptions used by other market participants periodically. When such comparisons indicate that these assumptions have changed significantly, the Company adjusts its assumptions accordingly. For example, during the year ended December 31, 2020, the Company adjusted the escrow

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

earnings rate assumptions twice based on changes observed from other market participants. Additionally, the Company made adjustments to the discount rate and escrow earnings rate in 2021 based on observations from other market participants and economic conditions.

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

For PMSRs, a constant rate of prepayments and defaults is included in the determination of the portfolio’s estimated life (and thus included as a component of the portfolio’s amortization). Accordingly, prepayments and defaults of individual loans do not change the level of amortization expense recorded for the portfolio unless the pattern of actual prepayments and defaults varies significantly from the estimated pattern. When such a significant difference in the pattern of estimated and actual prepayments and defaults occurs, the Company prospectively adjusts the estimated life of the portfolio (and thus future amortization) to approximate the actual pattern observed. For the periods reported, there were no material MSR purchases.

Guaranty Obligation, net—When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. Upon loan sale, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized and presented as Guaranty obligation, net of accumulated amortization on the Consolidated Balance Sheets. The recognized guaranty obligation is the fair value of the Company’s obligation to stand ready to perform and credit risk over the term of the guaranty.

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

Allowance for Risk-Sharing Obligations—Substantially all loans sold under the Fannie Mae DUS program contain partial or full risk-sharing guaranties that are based on the performance of the loan serviced in the at-risk servicing portfolio. The Company records an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for Risk-Sharing Obligations on the Consolidated Balance Sheets. Prior to the adoption of Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326) on January 1, 2020, the Company recognized credit losses on risk-sharing loans and loans held for investment under the incurred loss model.

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

Reasonable and Supportable Forecast Period

The Company currently uses one year for its reasonable and supportable forecast period (the “forecast period”). The Company uses a forecast of unemployment rates, historically a highly correlated indicator for multifamily occupancy rates, to assess what macroeconomic and multifamily market conditions are expected to be like over the coming year. The Company then associates the forecasted conditions with a similar historical period over the past ten years, which could be one or several years, and uses the Company’s average loss rate for that historical period as a basis for the loss rate used for the forecast period. The Company reverts to a historical loss rate over a one-year period on a straight-line basis. For all remaining years until maturity, the Company uses the weighted-average annual charge-off rate as described above to estimate losses. The average loss rate from a historical period used for the forecast period may be adjusted as necessary if the forecasted macroeconomic and industry conditions differ materially from the historical period.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Identification of Collateral-Based Reserves for Defaulted Loans

The Company monitors the performance of each risk-sharing loan for events or conditions which may signal a potential default. The Company’s process for identifying which risk-sharing loans may be probable of default consists of an assessment of several qualitative and quantitative factors, including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio (“DSCR”), property condition, and financial strength of the borrower or key principal(s). In instances where payment under the guaranty on a specific loan is determined to be probable (as the loan is probable of foreclosure or has foreclosed), the Company separately measures the expected loss through an assessment of the underlying fair value of the asset, disposition costs, and the risk-sharing percentage (the “collateral-based reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Consolidated Statements of Income. These loans are removed from the WARM calculation described above, and the associated loan-specific mortgage servicing right and guaranty obligation are written off. The expected loss on the risk-sharing obligation is dependent on the fair value of the underlying property as the loans are collateral dependent. Historically, initial recognition of a collateral-based reserve occurs at or before a loan becomes 60 days delinquent.

The amount of the collateral-based reserve considers historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The estimate of property fair value at initial recognition of the collateral-based reserve is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan. The Company regularly monitors the collateral-based reserves on all applicable loans and updates loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. The maximum amount of the loss the Company absorbs at the time of default is generally 20% of the origination UPB of the loan.

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

As of December 31, 2021, Loans held for investment, net consisted of 12 loans with an aggregate $274.5 million of unpaid principal balance less $1.2 million of net unamortized deferred fees and costs and $4.2 million of allowance for loan losses. As of December 31, 2020, Loans held for investment, net consisted of 18 loans with an aggregate $366.3 million of unpaid principal balance less $1.1 million of net unamortized deferred fees and costs and $4.8 million of allowance for loan losses

During the third quarter of 2018, the Company transferred a portfolio of participating interests in loans held for investment to a third party that was paid off in the second quarter of 2021. The Company accounted for the transfer as a secured borrowing, with the aggregate unpaid principal balance of the loans of $81.5 million presented as a component of Loans held for investment, net and the secured borrowing of $73.3 million presented within Other liabilities in the Consolidated Balance Sheets as of December 31, 2020.

The Company assesses the credit quality of loans held for investment in the same manner as it does for the loans in the Fannie Mae at-risk portfolio as described above and records an allowance for these loans as necessary. The allowance for loan losses is estimated collectively for loans with similar characteristics. The collective allowance is based on the same methodology that the Company uses to estimate its allowance for risk-sharing obligations under the CECL standard for at-risk Fannie Mae Delegated Underwriting and Servicing (“DUS”) loans (with the exception of a reversion period) because the nature of the underlying collateral is the same, and the loans have similar characteristics, except they are significantly shorter in maturity. The reasonable and supportable forecast period used for the CECL allowance for loans held for investment is one year.

The loss rate for the forecast period was 15 basis points and 36 basis points as of December 31, 2021 and December 31, 2020, respectively. The loss rate for the remaining period until maturity was nine basis points as of both December 31, 2021 and December 31, 2020.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent and on non-accrual status as of December 31, 2021 and December 31, 2020. The Company had $3.7 million in collateral-based reserves for this loan as of both December 31, 2021 and 2020 and has not recorded any interest related to this loan since it went on non-accrual status. All other loans were current as of December 31, 2021 and 2020. The amortized cost basis of loans that were current as of December 31, 2021 and 2020 was $258.6 million and $350.5 million, respectively. As of December 31, 2021, $231.5 million and $28.3 million of the loans that were current were originated in 2021 and 2019,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

respectively. No loans originated in 2020 were outstanding as of December 31, 2021. Prior to 2019, the Company had not experienced any delinquencies related to loans held for investment.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the years ended December 31, 2021, 2020, and 2019:

Components of Provision (Benefit) for Credit Losses (in thousands)	2021	2020	2019
Provision (benefit) for loan losses	$(610)	$3,739	$875
Provision (benefit) for risk-sharing obligations	(12,677)	33,740	6,398
Provision (benefit) for credit losses	$(13,287)	$37,479	$7,273

Business Combinations—The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the purchase price over the fair value of (i) the assets acquired, (ii) the identifiable intangible assets, and (iii) the liabilities assumed is recognized as goodwill. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill in the reporting period in which the adjustment is identified. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s Consolidated Statements of Income.

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit; therefore, all goodwill is allocated to that one reporting unit. The Company performs its impairment testing annually as of October 1. For the 2021 assessment, the Company performed a qualitative assessment and also considered the comparison of the Company’s market capitalization to its net assets. Based on the October 1, 2021 qualitative assessment performed, the Company’s market capitalization exceeded its net asset value by $2.4 billion or 173%. As of December 31, 2021, there have been no events subsequent to that analysis that are indicative of an impairment loss.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company elects to measure all originated loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status at December 31, 2021 and 2020.

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

Stock option awards were granted to executive officers in the past, with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, and were granted with a ten-year exercise period, vesting ratably over three years dependent solely on continued employment. To estimate the grant-date fair value of stock options, the Company used the Black-Scholes pricing model. The Company has not granted any stock option awards since 2017 and does not expect to issue stock options for the foreseeable future.

Generally, the Company’s restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment. Restricted stock awards for non-employee directors fully vest after one year. Awards issued to the Company's production personnel often times vest over a period greater than three years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company offers a performance share plan (“PSP”) principally for the Company’s executives and certain other members of senior management. The performance period for each PSP is three full calendar years beginning on January 1 of the grant year. Participants in the PSP receive restricted stock units (“RSUs”) on the grant date for the PSP in an amount equal to achievement of all performance targets at a maximum level. If the performance targets are met at the end of the performance period and the participant remains employed by the Company, the participant fully vests in the RSUs, which immediately convert to unrestricted shares of common stock. If the performance targets are not met at the maximum level, the participant generally forfeits a portion of the RSUs. If the participant is no longer employed by the Company, the participant forfeits all of the RSUs. The performance targets for all the PSPs issued by the Company are based on meeting diluted earnings per share, return on equity, and total revenues goals. The Company records compensation expense for the PSP based on the grant-date fair value in an amount proportionate to the service time rendered by the participant and the expected achievement level of the goals.

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

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the years ended December 31, 2021 and 2020, and 2019 are the following components:

	For the year ended December 31,
Components of Net Warehouse Interest Income (in thousands)	2021	2020	2019
Warehouse interest income - loans held for sale	$42,480	$53,090	$48,211
Warehouse interest expense - loans held for sale	(28,084)	(35,154)	(46,294)
Net warehouse interest income - loans held for sale	$14,396	$17,936	$1,917

Warehouse interest income - loans held for investment	$12,406	$17,741	$32,059
Warehouse interest expense - loans held for investment	(4,694)	(6,351)	(8,277)
Warehouse interest income - secured borrowings	1,748	3,449	3,549
Warehouse interest expense - secured borrowings	(1,748)	(3,449)	(3,549)
Net warehouse interest income - loans held for investment	$7,712	$11,390	$23,782

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

For presentation in the Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 10) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

equivalents, restricted cash, and restricted cash equivalents as presented in the Consolidated Statements of Cash Flows to the related captions in the Consolidated Balance Sheets as of December 31, 2021, 2020, 2019, and 2018.

	December 31,
(in thousands)	2021	2020	2019	2018
Cash and cash equivalents	$305,635	$321,097	$120,685	$90,058
Restricted cash	42,812	19,432	8,677	20,821
Pledged cash and cash equivalents (NOTE 10)	44,733	17,473	7,204	9,469
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$393,180	$358,002	$136,566	$120,348

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

The Company had an immaterial accrual for uncertain tax positions as of December 31, 2021 and 2020.

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 4 and 10), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. Substantially all of the balance of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2021 and 2020 was pledged against Fannie Mae risk-sharing obligations. The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all accounted for as available-for-sale (“AFS”) securities. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

Asset Management Fees—The Company provides investment management services to investors in low-income housing tax credits (“LIHTC”) funds and earns an asset management fee. The asset management fees are earned each year over the 15-year compliance period of the properties held by the fund; however, due to the uncertainty of the timing and collectability of the asset management fees, the Company only recognizes a receivable for the amount expected to be collected from the funds over the following year. The receivable is based on the Company’s estimates of the ability of the funds to pay the asset management fees using a combination of historical and projected cash proceeds from the funds’ investments. The receivable is reduced as actual cash is received during the quarter. At quarter end, the Company reassesses the amount expected to be collected as described above and recognizes revenue for the difference between the receivable net of cash collections and the receivable based on expected collections. The asset management fee receivable was $42.3 million as of December 31, 2021 and zero as of December 31, 2020 as the Company did not have LIHTC operations prior to the acquisition of Alliant as defined and described in NOTE 7. The asset management fee receivable is included within Receivables, net on the Consolidated Balance Sheets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Contracts with Customers—A majority of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The Company’s contracts with customers generally do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration, except as noted above), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is generally not complicated and is generally completed in a short period of time.

The following table presents information about the Company’s contracts with customers for the years ended December 31, 2021, 2020, and 2019:

Description (in thousands)	2021	2020	2019	Statement of income line item
Certain loan origination fees	$186,986	$64,528	$75,599	Loan origination and debt brokerage fees, net
Property sales broker fees	119,981	38,108	30,917	Property sales broker fees
Investment management fees, application fees, subscription revenues, revenues from LIHTC operations, and other	56,557	22,999	20,968	Other revenues
Total revenues derived from contracts with customers	$363,524	$125,635	$127,484

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2021 and 2020.

Restricted Cash—Restricted cash represents primarily good faith deposits from borrowers and cash held in a collection account to be used to fund the repayment of the Alliant note payable as described more fully in NOTE 6. The Company records a corresponding liability for the good faith deposits from borrowers within Performance deposits from borrowers in the Consolidated Balance Sheets.

Receivables, Net—Receivables, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, general accounts receivable, advances to and notes receivable from the developers of affordable housing projects, asset management fees receivable, and advances of principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments, to the extent such amounts are determined to be reimbursable and recoverable. Substantially all of these receivables are expected to be collected within a short period of time and are with counterparties with high credit quality (such as the Agencies). Additionally, the Company has not experienced any credit losses related to these receivables. Consequently, the Company has not recorded an allowance for credit losses associated with its receivables as of December 31, 2021 and 2020.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Recently Adopted and Recently Announced Accounting Pronouncements—There were no recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s consolidated financial statements. The Company did not adopt any new accounting policies except those related to the acquisition of Alliant (as defined in NOTE 7). The significant policies resulting from the acquisition of Alliant are discussed above.

Reclassifications—The Company has made immaterial reclassifications to prior-year balances to conform to current-year presentation. The Company also included fair value disclosures over contingent consideration liabilities in NOTE 9 as of December 31, 2020. Previously, the Company’s fair value adjustments over its contingent consideration liabilities were not material and therefore not included in the fair value disclosures. With the acquisition of Alliant (as defined in NOTE 7) and the earn-out included as part of the purchase consideration, the Company has made comparative disclosures of prior-year fair values to conform to current-year presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of MSRs at December 31, 2021 and December 31, 2020 was $1.3 billion and $1.1 billion, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. See the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at December 31, 2021 would be a decrease in the fair value of $38.4 million to the MSRs outstanding as of December 31, 2021.

The impact of a 200-basis point increase in the discount rate at December 31, 2021 would be a decrease in the fair value of $74.3 million to the MSRs outstanding as of December 31, 2021.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the years ended December 31, 2021 and 2020 follows:

	For the year ended December 31,
Roll Forward of MSRs (in thousands)	2021	2020
Beginning balance	$862,813	$718,799
Additions, following the sale of loan	313,376	321,225
Amortization	(176,428)	(149,888)
Pre-payments and write-offs	(45,916)	(27,323)
Ending balance	$953,845	$862,813

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of December 31, 2021 and 2020:

Components of MSRs (in thousands)	December 31, 2021	December 31, 2020
Gross value	$1,548,870	$1,394,901
Accumulated amortization	(595,025)	(532,088)
Net carrying value	$953,845	$862,813

The expected amortization of MSRs held in the Consolidated Balance Sheet as of December 31, 2021 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Year Ending December 31,
2022	$175,191
2023	163,741
2024	143,803
2025	122,262
2026	102,269
Thereafter	246,579
Total	$953,845

The Company recorded write-offs of OMSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of the MSR roll forward shown above and as a component of Amortization and depreciation in the Consolidated Statements of Income and relate to OMSRs only. Prepayment fees totaling $40.1 million, $22.0 million, and $26.8 million were earned for 2021, 2020, and 2019, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income. Escrow earnings totaling $5.6 million, $14.9 million, and $51.4 million were earned for the years ended December 31, 2021, 2020, and 2019, respectively, and are included as a component of Escrow earnings and other interest income in the Consolidated Statements of Income. All other ancillary servicing fees were immaterial for the periods presented.

Management reviews the MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2021, 2020, and 2019.

As of December 31, 2021, the weighted average remaining life of the aggregate MSR portfolio was 7.5 years.

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Activity related to the guaranty obligation for the years ended December 31, 2021 and 2020 is presented in the following table:

	For the year ended December 31,
Roll Forward of Guaranty Obligation (in thousands)	2021	2020
Beginning balance	$52,306	$54,695
Additions, following the sale of loan	5,607	5,755
Amortization and write-offs	(10,535)	(9,612)
Other	—	1,468
Ending balance	$47,378	$52,306

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Substantially all loans sold under the Fannie Mae DUS program contain partial or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the loss reserve for CECL for all loans in its Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for risk-sharing obligations on the Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the years ended December 31, 2021 and 2020 follows:

	For the year ended December 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2021	2020
Beginning balance	$75,313	$11,471
Adjustment related to adoption of CECL	—	31,570
Provision (benefit) for risk-sharing obligations	(12,677)	33,740
Write-offs	—	—
Other		(1,468)
Ending balance	$62,636	$75,313

As a result of the onset of the pandemic and the resulting forecasts for elevated unemployment rates during 2020, the Company’s loss rate for the forecast period was six basis points as of December 31, 2020, resulting in the substantial provision for risk-sharing obligations for the year ended December 31, 2020 and an increase in the allowance for risk-sharing obligations as of December 31, 2020 as seen above. During 2021, economic conditions have improved significantly compared to 2020, with reported and forecast unemployment rates significantly better compared to December 31, 2020. In response to improving unemployment statistics and the current and expected overall health of the multifamily market, the Company adjusted the loss rate for the forecast period from six basis points as of December 31, 2020 to three basis points as December 31, 2021. The decrease in the loss rate resulted in the benefit for risk-sharing obligations seen above for the year ended December 31, 2021. For the remaining expected life of the portfolio, the Company reverted over a one-year period on a straight-line basis to a historical loss rate of just under two basis points for all periods shown in the roll forward above.

The calculated CECL reserve for the Company’s $48.0 billion at-risk Fannie Mae servicing portfolio as of December 31, 2021 was $52.3 million compared to $67.0 million as of December 31, 2020. The decrease in the CECL reserve was principally related to the improvements in the unemployment statistics and overall health of the multifamily market noted above. The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of December 31, 2021 was 7.5 years.

Three loans had aggregate collateral-based reserves of $10.3 million as of December 31, 2021. Two of those loans also had collateral-based reserves of $8.3 million as of December 31, 2020 as we have not yet settled the risk-sharing losses on those two loans with Fannie Mae.

As of December 31, 2021 and 2020, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $10.1 billion and $9.0 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $115.7 billion as of December 31, 2021 compared to $107.2 billion as of December 31, 2020.

As of December 31, 2021 and 2020, custodial escrow accounts relating to loans serviced by the Company totaled $3.7 billion and $3.1 billion, respectively. These amounts are not included in the Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to earn interest income on these escrow balances, presented as Escrow earnings and other interest income in the Consolidated Statements of Income. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6—DEBT

Warehouse Facilities

At December 31, 2021, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $4.1 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, at December 31, 2021, the Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The maximum amount and outstanding borrowings under Warehouse notes payable at December 31, 2021 and 2020 are as follows:

	December 31, 2021
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$34,032	Adjusted Term SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	147,055	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	156,705	30-day LIBOR plus 1.30%
Agency Warehouse Facility #4	350,000	—	350,000	45,337	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	175,608	Adjusted Term SOFR plus 1.45%
Agency Warehouse Facility #6	150,000	100,000	250,000	—	30-day LIBOR plus 1.40%
Agency Warehouse Facility #7	150,000	50,000	200,000	16,289	30-day LIBOR plus 1.30%
Total National Bank Agency Warehouse Facilities	$2,375,000	$1,715,000	$4,090,000	$575,026
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	1,186,306
Total Agency Warehouse Facilities	$2,375,000	$3,215,000	$5,590,000	$1,761,332

Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	—	30-day LIBOR plus 1.65% to 2.00%
Interim Warehouse Facility #3	200,000	—	200,000	153,009	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$454,810	$—	$454,810	$172,819
Alliant Warehouse Facility	$30,000	$—	$30,000	$8,296	Daily LIBOR plus 3.00%
Debt issuance costs	—	—	—	(875)
Total warehouse facilities	$2,859,810	$3,215,000	$6,074,810	$1,941,572

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2020
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$83,336	30-day LIBOR plus 1.40%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	460,388	30-day LIBOR plus 1.40%
Agency Warehouse Facility #3	600,000	265,000	865,000	410,546	30-day LIBOR plus 1.15%
Agency Warehouse Facility #4	350,000	—	350,000	181,996	30-day LIBOR plus 1.40%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	522,507	30-day LIBOR plus 1.45%
Total National Bank Agency Warehouse Facilities	$2,075,000	$1,565,000	$3,640,000	$1,658,773
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	725,085
Total agency warehouse facilities	$2,075,000	$3,065,000	$5,140,000	$2,383,858

Interim Warehouse Facility #1	$135,000	$—	$135,000	$71,572	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	34,000	30-day LIBOR plus 1.65%
Interim Warehouse Facility #3	75,000	75,000	150,000	8,861	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total interim warehouse facilities	$329,810	$75,000	$404,810	$134,243
Debt issuance costs	—	—	—	(945)
Total warehouse facilities	$2,404,810	$3,140,000	$5,544,810	$2,517,156
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of interest rate floors.

Interest expense under the warehouse notes payable for the years ended December 31, 2021, 2020, and 2019 aggregated to $34.5 million, $45.0 million, and $58.1 million, respectively. Included in interest expense in 2021, 2020, and 2019 are the amortization of facility fees totaling $3.8 million, $4.1 million, and $4.9 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2021.

Agency Warehouse Facilities

The following section provides a summary of the key terms related to each of the Agency Warehouse Facilities. The Company believes that the seven remaining committed and uncommitted credit facilities from national banks and the uncommitted credit facility from Fannie Mae provide the Company with sufficient borrowing capacity to conduct its Agency lending operations.

Agency Warehouse Facility #1:

The Company has a warehousing credit and security agreement with a national bank for a $425.0 million committed warehouse line that is scheduled to mature on October 24, 2022. The agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 130 basis points. The agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

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

The agreement contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. During 2021, the Company executed amendments to the agreement that extended the maturity date to October 24, 2022 and transitioned the base rate from 30-day LIBOR to Adjusted Term SOFR effective December 21, 2021. No other material modifications were made to the agreement in 2021.

Agency Warehouse Facility #2:

The Company has a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on April 14, 2022. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2021, the Company executed amendments to the warehouse agreement that extended the maturity date thereunder until April 14, 2022 and decreased the borrowing rate as noted in the tables above. No other material modifications were made to the agreement during 2021.

The negative and financial covenants of the amended and restated warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #2.

Agency Warehouse Facility #3:

The Company has a $600.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on May 14, 2022. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2021, the Company executed amendments to the warehouse agreement related to this facility that extended the maturity date to May 14, 2022, increased the borrowing rate as noted in the tables above, and decreased the 30-day LIBOR floor to zero basis points. No other material modifications were made to the agreement during 2021.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Agency Warehouse Facility #4:

The Company has a $350.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on June 22, 2022. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points, with a 30-day LIBOR floor of five basis points. During 2021, the Company executed an amendment to the warehouse agreement that extended the maturity date of the warehouse agreement to June 22, 2022, decreased the borrowing rate as noted in the tables above, and decreased the 30-day LIBOR floor to five basis points. No other material modifications were made to the agreement during 2021.

The negative and financial covenants of the warehouse agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of the leverage ratio covenant, which is not included in the warehouse agreement for Agency Warehouse Facility #4.

Agency Warehouse Facility #5:

The Company has a master repurchase agreement with a national bank for a $1.0 billion uncommitted advance credit facility that is scheduled to mature on September 15, 2022. The facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of Adjusted Term SOFR plus 145 basis points. During 2021, the Company executed an amendment to extend the maturity date to September 15, 2022. No other material modifications were made to the agreement during 2021.

The negative and financial covenants of the repurchase agreement conform to those of the warehouse agreement for Agency Warehouse Facility #1, described above, with the exception of a four-quarter rolling EBITDA, as defined, to total debt service ratio of 2.75 to 1.00 that is applicable to Agency Warehouse Facility #5.

Agency Warehouse Facility #6:

During 2021, the Company executed an agreement with a national bank to establish Agency Warehouse Facility #6. The warehouse facility has a $150.0 million maximum committed borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures on March 5, 2022. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 140 basis points with a 30-day LIBOR floor of 25 basis points. In addition to the committed borrowing capacity, the agreement provides $100.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2021.

The facility agreement requires the Company’s compliance with the same financial covenants as provided in the facility agreement for Agency Warehouse Facility #1, as described above.

Agency Warehouse Facility #7:

During 2021, the Company executed an agreement with a national bank to establish Agency Warehouse Facility #7. The warehouse facility has a $150.0 million maximum committed borrowing capacity, provides us with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans, and matures on August 24, 2022. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of 30-day LIBOR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $50.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. No material modifications have been made to the agreement during 2021.

The facility agreement requires the Company’s compliance with the same financial covenants as provided in the facility agreement for Agency Warehouse Facility #1, as described above.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Interim Warehouse Facility #1:

The Company has a $135.0 million committed warehouse line agreement that is scheduled to mature on May 14, 2022. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at 30-day LIBOR plus 190 basis points, with a 30-day LIBOR floor of zero basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During 2021, the Company executed amendments to the agreement that extended the maturity date to May 14, 2022 and decreased the 30-day LIBOR floor to zero basis points. No other material modifications were made to the agreement during 2021.

The facility agreement requires the Company’s compliance with the same financial covenants as Agency Warehouse Facility #1, described above, and also includes the following additional financial covenant: minimum rolling four-quarter EBITDA, as defined, to total debt service ratio of 2.00 to 1.00 that is applicable to Interim Warehouse Facility #1.

Interim Warehouse Facility #2:

The Company has a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2023. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings originally bear interest at 30-day LIBOR plus 165 to 200 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. No material modifications were made to the agreement during 2021. During February 2022, the Company executed an amended and restated agreement that extended the maturity date to December 13, 2023 and transitioned the interest rate from 30-day LIBOR to Adjusted Term SOFR plus 135 to 185 basis points, with a SOFR floor of zero basis points.

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

Interim Warehouse Facility #3:

The Company has a $200.0 million repurchase agreement with a national bank that is scheduled to mature on September 29, 2022. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 175 to 325 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During 2021, the Company executed an amendment that extended the maturity date to September 29, 2022, increased the committed borrowing capacity to $200.0 million, and eliminated the uncommitted borrowing capacity. No other material modifications were made to the agreement during 2021.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Interim Warehouse Facility #4:

The Company has a $19.8 million warehouse loan and security agreement with a national bank that funds one specific loan. The agreement provides for a maturity date to coincide with the earlier of the maturity date for the underlying loan or the stated maturity date of October 1, 2022. Borrowings under the facility are full recourse and bear interest at 30-day LIBOR plus 300 basis points, with a floor of 450 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During 2021, the Company executed an amendment that extended the stated maturity date to October 1, 2022. We may request additional capacity under the agreement to fund specific loans. No other material modifications were made to the agreement in 2021.

The facility agreement has only two financial covenants:

●	tangible net worth of the Company of not less than (i) $200.0 million plus (ii) 75% of the net proceeds of any equity issuances by the Company or any of its subsidiaries after the closing date; and
●	liquid assets of the Company of not less than $15.0 million

We believe that the four committed and uncommitted interim credit facilities from national banks and our corporate cash provide us with sufficient borrowing capacity to conduct our Interim Loan Program lending operations.

The warehouse agreements contain cross-default provisions, such that if a default occurs under any of the Company’s warehouse agreements, generally the lenders under the other warehouse agreements could also declare a default. As of December 31, 2021, the Company was in compliance with all of its warehouse facility covenants.

Alliant Warehouse Facility:

In December 2021, the Company acquired Alliant and assumed the liabilities of Alliant and its subsidiaries (as defined in NOTE 7), including a warehouse line of credit with a national bank that is used to fund the Company’s Committed investments in tax credit equity before transferring them to a tax credit fund. The warehouse facility is a revolving commitment that is expected to renew bi-annually.

The credit agreement is scheduled to mature on April 30, 2022. The facility provides the Company with up to $30.0 million in committed borrowing capacity to fund investments in affordable housing limited partnerships that also secure the borrowings. Borrowings under this facility bear interest at the Daily LIBOR plus 300 basis points with a Daily LIBOR floor of 150 basis points. In December 2021, the Company executed an amendment that extended the maturity date to April 30, 2022. No other material modifications were made to the agreement since the acquisition of Alliant.

The agreement requires compliance with certain financial covenants, which are measured for Alliant and its subsidiaries, as follows:

●	liquid assets of the Company of not less than $5.0 million and $10.0 million measured as of June 30 and December 31, respectively, of each year;
●	tangible net worth of the Company of not less than $200.0 million; and
●	annual cash flows of $15.0 million as defined by the agreement.

As of December 31, 2021, the outstanding balance was $8.3 million, and the Company was in compliance with the covenants outlined above. Due to the short-term nature of the facility and variable interest rate, no purchase accounting adjustment was applied to the carrying value on the Consolidated Balance Sheets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Notes payable

The following section provides a summary of the key terms related to each of the Company’s notes payable.

Term Loan Note Payable

On December 16, 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”) that amended and restated the Company’s prior credit agreement and provided for a $600.0 million term loan (the “Term Loan”). The Credit Agreement replaces our $300 million term loan agreement (the “Prior Term Loan”), which was governed by that certain amended and restated credit agreement, dated November 7, 2018. The Term loan was issued at a 0.25% discount, has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Term Loan Agreement), and bears interest at Adjusted Term SOFR rate plus 225 basis points with an Adjusted Term SOFR floor of 50 basis points. At any time, the Company may also elect to request one or more incremental term loan commitments not to exceed $230.0 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that the total indebtedness would not cause the leverage ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00.

The Company used $292.5 million of the Term Loan proceeds to repay in full the prior term loan. In connection with the repayment of the prior term loan, the Company recognized a $2.7 million loss on extinguishment of debt related to unamortized debt issuance costs and unamortized debt discount, which is included in Other operating expenses in the Consolidated Statements of Income and Amortization of debt issuance costs and debt discount in the Consolidated Statement of Cash flows for the year ended December 31, 2021.

The Company is obligated to repay the aggregate outstanding principal amount of the Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the term loan on the last business day of each of March, June, September, and December commencing on March 31, 2022. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The final principal installment of the term loan is required to be paid in full on December 16, 2028 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the term loan on such date (together with all accrued interest thereon).

The obligations of the Company under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, W&D BE, Inc., and Walker & Dunlop Investment Sales, LLC, each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on December 16, 2021 among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary, so long as certain conditions and requirements provided for in the Credit Agreement are met.

The Credit Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Loan Parties to incur indebtedness, to create liens on their property, to make investments, to merge, consolidate or enter into any similar combination, or enter into any asset disposition of all or substantially all assets, or liquidate, wind-up or dissolve, to make asset dispositions, to declare or pay dividends or make related distributions, to enter into certain transactions with affiliates, to enter into any negative pledges or other restrictive agreements, and to engage in any business other than the business of the Loan Parties as of the date of the Credit Agreement and business activities reasonably related or ancillary thereto, or to amend certain material contracts. The Credit Agreement contains only one financial covenant, which requires the Company not to permit its asset coverage ratio (as defined in the Credit Agreement) to be less than 1.50 to 1.00, tested quarterly.

The Credit Agreement contains customary events of default (which are, in some cases, subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, certain ERISA events and judgments. As of December 31, 2021, the Company was in compliance with all covenants related to the Credit Agreement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Alliant Note Payable

Through the acquisition of Alliant, the Company assumed Alliant’s note payable, which has an outstanding balance of $145.2 million as of December 31, 2021 and bears interest at a fixed rate of 4.75%. The note has a stated maturity of January 15, 2035. The Company’s carrying value of the Alliant note payable was $150.6 million, inclusive of a $5.4 million purchase accounting fair value adjustment. The note requires quarterly payments of principal, interest, and other required priority items shortly after the beginning of each quarter. The note is collateralized by specific legal rights to receive a formulaic portion of future cash flows from Alliant’s LIHTC operations. These cash flows are deposited into a collection account and used to make a minimum principal payment that is based on a defined amortization schedule. If funds remain after making the minimum principal payment, an amount based on a defined percentage of the remaining funds may be used to make an additional principal payment. If the funds in the collection account are insufficient to cover the minimum principal payment, the entire balance of the collection account is used to pay down the principal balance. The Company may elect to make principal payments in addition to the amount required by the note agreement. The balance of the collection account is included in Restricted cash on our Consolidated Balance Sheets.

The following table shows the components of the note payable as of December 31, 2021 and 2020:

(in thousands, unless otherwise specified)	December 31,
	2021	2020	Interest rate and repayments
Term Loan Note Payable
Unpaid principal balance	$600,000	$294,773	Interest rate varies - see above for further details;
Unamortized debt discount	(1,491)	(1,026)	Quarterly principal payments of $1.5 million and $0.8 million, respectively
Unamortized debt issuance costs	(8,914)	(2,154)
Carrying balance	$589,595	$291,593

Alliant Note Payable
Unpaid principal balance	$145,175	$—	4.75% Fixed-rate
Fair value adjustment(1)	5,404	—
Carrying balance	$150,579	$—

Total Notes Payable Carrying Balance	$740,174	$291,593

(1)	Fair value adjustment related to the purchase accounting for Alliant (as defined in NOTE 7).

The scheduled maturities, as of December 31, 2021, for the aggregate of the warehouse notes payable and the notes payable are shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale, loans held for investment, and investment in affordable housing limited partnerships. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts below related to the Term Loan note payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the credit agreement (i.e., the contingent payments). The amounts below related to the Alliant note payable include the minimum principal amortization payments. The maturities below are in thousands.

Year Ending December 31,	Maturities
2022	$1,836,813
2023	110,290
2024	53,520
2025	26,000
2026	24,000
Thereafter	637,000
Total	$2,687,623

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2021 were or are expected to be repaid in 2022.

Interest on the Company’s warehouse notes payable and notes payable are based on 30-day LIBOR or Adjusted Term SOFR. As a result of the expected transition from LIBOR, the Company has updated its debt agreements to include fallback language to govern the transition from 30-day LIBOR to an alternative reference rate.

NOTE 7—ACQUISITIONS

The Company acquired four entities during 2021, which caused an increase in goodwill compared to December 31, 2020. The additions to goodwill from acquisitions during 2021 shown in NOTE 8 during the year ended December 31, 2021 relate to the following acquisitions:

Detail of Acquisition Activity (in thousands)
	Acquisition	Purchase Consideration				Assets	Liabilities	Noncontrolling	Goodwill
Acquisition	Date	Cash	Stock(1)	Contingent	Total	Acquired	Assumed	Interest	Recognized
Acquisition #1	Q1 2021	$7,506	$—	$5,229	$12,735	$504	$—	$—	$12,231
Acquisition #2	Q2 2021	3,000	—	2,275	5,275	—	—	—	5,275
Acquisition #3	Q3 2021	53,459	5,250	—	58,709	22,866	5,886	19,569	61,298
Acquisition #4	Q4 2021	379,677	115,321	85,800	580,798	688,977	470,434	8,618	370,873
Total		$443,642	$120,571	$93,304	$657,517	$712,347	$476,320	$28,187	$449,677
(1)	The stock consideration shown above is a non-cash transaction not impacting the amount of cash consideration paid on the Consolidated Statements of Cash Flows.

The assets acquired and liabilities assumed presented above were recorded at fair value. Acquisition #1 relates to a property sales brokerage company. Acquisition #2 relates to a company with a technology platform that streamlines and accelerates the quoting, processing, and underwriting of small-balance multifamily loans while providing the borrower with a web-based, user-friendly interface. The acquisition is part of the Company’s overall strategy to significantly increase its small-balance lending volumes using technology. Acquisition #3 relates to the purchase of a 75% controlling interest in Zelman, which specializes in housing market research and real estate-related investment banking and advisory services. The assets acquired for Acquisition #3 include $14.6 million of intangible assets. During the fourth quarter of 2021, the Company made immaterial measurement-period adjustments to goodwill related to working capital and other activity related to Acquisition #3. Acquisition #4 relates to the purchase of Alliant Capital, Ltd. and certain of its affiliates (“Alliant”). The purchase accounting for Acquisition #4 is pending the finalization of working capital adjustments in the first quarter of 2022. The purchase accounting for all other acquisitions completed in 2021 has been finalized. All of the Company’s interests in the goodwill recognized in the acquisitions above are expected to be deductible for tax purposes.

On December 16, 2021, the Company closed on its acquisition of Alliant. Upon closing of the acquisition, Alliant became a wholly owned subsidiary of the Company. Pursuant to the terms and conditions of the purchase agreement, the Company acquired Alliant for a total consideration of $580.8 million, which was comprised of:

●	$379.7 million of cash;
●	issuance of 808,698 shares of common stock of the Company, which had an aggregate value of $115.3 million on the date of acquisition, which are subject to a four-year, graded vesting sale restriction lifted in four annual 25% increments;
●	an earn-out of up to $100 million with an estimated fair value of $85.8 million at acquisition that is contingent on the achievement of a cash-flow-based performance metric of Alliant over the next four years. The Company estimated the initial fair value of the contingent consideration using a Monte Carlo simulation analysis factoring in management’s estimate of the future performance of Alliant (as more fully described in NOTE 9).

Alliant provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, joint venture development, and community preservation fund management. In 2021, Alliant ranked as the 6th largest LIHTC syndicator in the United States by units syndicated, and since inception, has participated in the development of over 100,000 affordable housing units. The Company contemplated several factors in reaching its decision to acquire Alliant, including but not limited to, the strategic benefits and synergies of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

combining the Company’s affordable housing lending platform with Alliant’s LIHTC syndication and development platform, Alliant’s operating results, financial condition and management, and in place assets under management.

The Company provisionally allocated the purchase price to the fair value of (i) the assets acquired, (ii) the separately identifiable intangible assets, and (iii) the liabilities. A change to the provisional amounts recorded for these assets and liabilities during the measurement period will affect the amount of the purchase price allocated to goodwill.

The following table presents the purchase price allocation recorded as of the acquisition date for the assets the Company acquired in the Alliant acquisition:

Acquisition Date
(in thousands)	December 16, 2021
Assets acquired
Cash and cash equivalents	$13,431
Restricted cash	7,898
Other Intangible Assets	170,800
Committed investments in tax credit equity	261,936
Receivables, net	103,439
Other assets	131,473
Total assets acquired	$688,977

At the acquisition date, the Company also assumed certain of Alliant’s liabilities. The most significant liability assumed was Alliant’s Note payable, previously discussed above in NOTE 6. The following table presents the purchase price allocation recorded as of the acquisition date for the liabilities the Company assumed in the Alliant acquisition:

Acquisition Date
(in thousands)	December 16, 2021
Liabilities assumed
Warehouse notes payable	$21,682
Note payable	150,579
Commitments to fund investments in tax credit equity	244,329
Other liabilities	53,844
Total liabilities assumed	$470,434

The total revenues and income from operations of Alliant and the other acquisitions listed above, since their acquisition dates and included in the accompany Consolidated Statement of Income for the year ended December 31, 2021 were immaterial. The revenues and earnings of the combined entity, as though the Alliant acquisition had occurred as of January 1, 2020, for the years ended December 31, 2021 and 2020 are presented in the table below. The pro forma information does not include the effects of the other acquisitions listed above as these amounts were immaterial. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2020. The pro forma financial information does not include the impact of possible business model changes. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the year ended December 31,
Supplementary pro forma information (unaudited)	2021	2020
(in thousands, except per share data)
Revenues	$1,387,227	$1,187,820
Income from operations (1)	391,237	361,489
Walker & Dunlop net income (2)	293,062	277,400
Basic Earnings per share	8.90	8.62
Diluted earnings per share	8.78	8.45

Weighted-average earnings shares outstanding	31,856	31,253
Weighted-average diluted shares outstanding	32,308	31,892
(1)	Income from operations includes pro forma adjustments related to interest expense for additional term debt financing obtained to close the acquisition. Pro forma adjustments increasing interest expense by $9.7 million and $7.3 million are include in the supplementary pro forma information presented for 2021 and 2020, respectively.
(2)	In addition to pro forma adjustments for interest expense, Walker & Dunlop net income includes pro forma adjustments for purchase accounting and income tax expenses of $21.6 million and $12.9 million that decrease Alliant’s operating results for the years ended December 31, 2021 and 2020, respectively.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company’s goodwill as of and for the years ended December 31, 2021 and 2020 follows:

	For the year ended December 31,
Roll Forward of Goodwill (in thousands)	2021	2020
Beginning balance	$248,958	$180,424
Additions from acquisitions	449,677	68,534
Impairment	—	—
Ending balance	$698,635	$248,958

The additions from acquisitions during 2021 shown in the table above relate to the strategic purchases of four companies as outlined in NOTE 7.

As of December 31, 2021 and December 31, 2020, the balance of intangible assets acquired from acquisitions totaled $183.9 million and $1.9 million, respectively. As of December 31, 2021, the weighted-average period over which the Company expects the intangible assets to be amortized is 14.1 years.

A summary of the Company’s contingent consideration, which is included in Other liabilities, as of and for the years ended December 31, 2021 and 2020 follows:

	For the year ended December 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2021	2020
Beginning balance	$28,829	$5,752
Additions	93,304	27,645
Accretion and revaluation	9,755	1,232
Payments	(6,080)	(5,800)
Ending balance	$125,808	$28,829

The contingent consideration liabilities above relate to (i) acquisitions of debt brokerage companies and an investment sales brokerage company completed over the past several years, including 2021, (ii) the purchase of noncontrolling interests in 2020, (iii) the aforementioned technology company acquired in 2021, and (iv) the acquisition of Alliant. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earn-out period of five years, provided certain revenue targets and

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

other metrics have been met. The last of the earn-out periods related to the contingent consideration ends in the first quarter of 2026. In each case, the Company estimated the initial fair value of the contingent consideration using a probability-based, discounted cash flow model.

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

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is evidence of impairment and for disclosure purposes (NOTE 3). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated revenue from escrow accounts, delinquency rates, late charges, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing MSR assets. During the first quarter of 2021, the Company reduced the discount rate and escrow earnings rate assumptions for its capitalized MSRs based on market participant data. MSRs are carried at the lower of amortized cost or fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.
●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are initially recognized at fair value at acquisition and subsequently remeasured based on the change in probability of achievement of the performance objectives and fair value accretion. The Company determines the fair value of each contingent consideration liability based on a probability of achievement, which incorporates management estimates. As a result, the Company classifies these liabilities as Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
December 31, 2021
Assets
Loans held for sale	$—	$1,811,586	$—	$1,811,586
Pledged securities	44,733	104,263	—	148,996
Derivative assets	—	—	37,364	37,364
Total	$44,733	$1,915,849	$37,364	$1,997,946

Liabilities
Derivative liabilities	$—	$—	$6,403	$6,403
Contingent consideration liabilities			125,808	125,808
Total	$—	$—	$132,211	$132,211

December 31, 2020
Assets
Loans held for sale	$—	$2,449,198	$—	$2,449,198
Pledged securities	17,473	119,763	—	137,236
Derivative assets	—	—	49,786	49,786
Total	$17,473	$2,568,961	$49,786	$2,636,220

Liabilities
Derivative liabilities	$—	$—	$5,066	$5,066
Contingent consideration liabilities			28,829	28,829
Total	$—	$—	$33,895	$33,895

There were no transfers between any of the levels within the fair value hierarchy during the year ended December 31, 2021.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
Derivative Assets and Liabilities, net (in thousands)	2021	2020
Beginning balance	$44,720	$15,532
Settlements	(746,918)	(687,874)
Realized gains recorded in earnings(1)	702,198	672,342
Unrealized gains (losses) recorded in earnings(1)	30,961	44,720
Ending balance	$30,961	$44,720
(1)	Realized and unrealized gains from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (3)
Derivative assets	$37,364	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$6,403	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$125,808	Various(2)	Probability of earn-out achievement	88% - 100%	92%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Valuation techniques used include probability-weighted achievement analysis and Monte Carlo simulation analysis.
(3)	Contingent consideration weighted based on maximum gross earn-out amount.

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2021 and December 31, 2020 are presented below:

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$305,635	$305,635	$321,097	$321,097
Restricted cash	42,812	42,812	19,432	19,432
Pledged securities	148,996	148,996	137,236	137,236
Loans held for sale	1,811,586	1,811,586	2,449,198	2,449,198
Loans held for investment, net	269,125	270,826	360,402	362,586
Derivative assets	37,364	37,364	49,786	49,786
Total financial assets	$2,615,518	$2,617,219	$3,337,151	$3,339,335

Financial Liabilities:
Derivative liabilities	$6,403	$6,403	$5,066	$5,066
Contingent consideration liabilities	125,808	125,808	28,829	28,829
Secured borrowings	—	—	73,314	73,314
Warehouse notes payable	1,941,572	1,942,448	2,517,156	2,518,101
Notes payable	740,174	745,175	291,593	294,773
Total financial liabilities	$2,813,957	$2,819,834	$2,915,958	$2,920,083

The following methods and assumptions were used for recurring fair value measurements as of December 31, 2021:

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

Contingent Consideration Liability—Consists of the estimated fair values of expected future earn-out payments related to acquisitions completed in 2020 and 2021 as described in NOTE 8. The earn-out liabilities are valued using a probability-weighted achievement analysis or Monte Carlo simulation analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earn-out achievement, to determine the expected earn-out cash flows. The probability of the earn-out achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2021 and 2020.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
December 31, 2021
Rate lock commitments	$1,115,829	$29,837	$(4,604)	$25,233	$26,526	$(1,293)	$—
Forward sale contracts	2,881,224	—	5,728	5,728	10,838	(5,110)	—
Loans held for sale	1,765,395	47,315	(1,124)	46,191	—	—	46,191
Total		$77,152	$—	$77,152	$37,364	$(6,403)	$46,191

December 31, 2020
Rate lock commitments	$1,374,784	$45,581	$(1,697)	$43,884	$43,895	$(11)	$—
Forward sale contracts	3,760,953	—	836	836	5,891	(5,055)	—
Loans held for sale	2,386,169	62,167	861	63,028	—	—	63,028
Total		$107,748	$—	$107,748	$49,786	$(5,066)	$63,028

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency MBS as of December 31, 2021. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2021 collateral requirements as outlined above. As of December 31, 2021, reserve requirements for the December 31, 2021 DUS loan portfolio will require the Company to fund $65.3 million in additional restricted liquidity over the next 48-months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of December 31, 2021. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. At December 31, 2021, the net worth requirement was $258.2 million, and the Company's net worth was $722.4 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2021, the Company was required to maintain at least $51.1 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. The Company had operational liquidity of $251.7 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities—Pledged securities, at fair value consisted of the following balances as of December 31, 2021, 2020, 2019, and 2018:

	December 31,
Pledged Securities (in thousands)	2021	2020	2019	2018
Restricted cash	$3,779	$4,954	$2,150	$3,029
Money market funds	40,954	12,519	5,054	6,440
Total pledged cash and cash equivalents	$44,733	$17,473	$7,204	$9,469
Agency MBS	104,263	119,763	114,563	106,862
Total pledged securities, at fair value	$148,996	$137,236	$121,767	$116,331

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The following table provides additional information related to the AFS Agency MBS as of December 31, 2021 and 2020:

Fair Value and Amortized Cost of Agency MBS (in thousands)	December 31, 2021	December 31, 2020
Fair value	$104,263	$119,763
Amortized cost	100,847	117,136
Total gains for securities with net gains in AOCI	3,636	2,669
Total losses for securities with net losses in AOCI	(220)	(42)
Fair value of securities with unrealized losses	4,757	12,267

None of the pledged securities has been in a continuous unrealized loss position for more than 12-months.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	December 31, 2021
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	2,416	2,412
After five years through ten years	73,025	72,224
After ten years	28,822	26,211
Total	$104,263	$100,847

NOTE 11—SHARE-BASED PAYMENT

As of December 31, 2021, there were 10.5 million shares of stock authorized for issuance to directors, officers, and employees under the 2020 Equity Incentive Plan (and predecessor plans). At December 31, 2021, 1.7 million shares remain available for grant under the 2020 Equity Incentive Plan.

Under the 2020 Equity Incentive Plan (and predecessor plans), the Company granted stock options to executive officers in the past and restricted shares to executive officers, employees, and non-employee directors during 2021, 2020, and 2019, all without cost to the grantee. For each of the three years ended December 31, 2021, 2020, and 2019, the Company also granted 0.3 million RSUs to the executive officers and certain other employees in connection with PSPs (“performance awards”). The Company granted the RSUs at the maximum performance

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

thresholds for each metric each year. As of December 31, 2021, the RSUs issued in connection with the 2021, 2020, and 2019 PSPs are unvested and outstanding.

The performance period for the 2018 PSP concluded on December 31, 2020. The three performance goals related to the 2018 PSP were met at varying levels. Accordingly, 0.1 million shares related to the 2018 PSP vested in the first quarter of 2021. As of December 31, 2021, the Company concluded that the three performance targets related to the 2019 PSP, 2020 PSP, and 2021 PSP were probable of achievement at varying levels. As of December 31, 2020, the Company concluded that the three performance targets related to the 2019 PSP and 2020 PSP were probable of achievement at varying levels and two performance targets related to the 2018 PSP were probable of achievement at various levels.

The following table summarizes stock compensation expense for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
Components of stock compensation expense (in thousands)	2021	2020	2019
Restricted shares	$25,520	$18,924	$17,818
Stock options	—	71	625
PSP "RSUs"	11,062	9,324	5,632
Total stock compensation expense	$36,582	$28,319	$24,075

Excess tax benefit recognized	$8,620	$7,273	$4,632

The amounts attributable to restricted shares in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares. The excess tax benefits recognized above reduced income tax expense.

The following table summarizes restricted share activity for the year ended December 31, 2021:

		Weighted-
		Average
		Grant-date
Restricted Shares Activity	Shares	Fair Value
Nonvested at January 1, 2021	1,122,614	$62.41
Granted	447,619	101.48
Vested	(403,473)	61.16
Forfeited	(44,067)	79.65
Nonvested at December 31, 2021	1,122,693	$77.70

The fair value of restricted share awards granted during 2021 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2020 and 2019 were $74.75 per share and $48.39 per share, respectively. The fair values of the restricted shares that vested during the years ended December 31, 2021, 2020, and 2019 were $44.6 million, $30.4 million, and $30.5 million, respectively.

As of December 31, 2021, the total unrecognized compensation cost for outstanding restricted shares was $51.1 million. As of December 31, 2021, the weighted-average period over which this unrecognized compensation cost will be recognized is 3.7 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity related to performance awards for the year ended December 31, 2021:

		Weighted-
		Average
		Grant-date
Restricted Share Units Activity	Share Units	Fair Value
Nonvested at January 1, 2021	770,493	$50.37
Granted	263,845	101.04
Vested	(55,483)	100.36
Forfeited	(196,709)	49.80
Cancelled	(3,600)	67.13
Nonvested at December 31, 2021	778,546	$67.66

The fair value of performance awards granted during 2021 was estimated using the closing price on the date of grant. The weighted average grant date fair values of performance awards granted in 2020 and 2019 were $50.26 per share and $52.84 per share, respectively. The fair value of the performance awards that vested during the years ended December 31, 2021, 2020 and 2019 was $5.6 million and $17.5 million, and $26.6 million, respectively.

As of December 31, 2021, the total unrecognized compensation cost for outstanding performance awards was $10.5 million. As of December 31, 2021, the weighted-average period over which this unrecognized compensation cost will be recognized is 1.5 years. The unrecognized compensation cost is based on the achievement levels that are probable as of December 31, 2021.

The following table summarizes stock options activity for the year ended December 31, 2021:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
Stock Options Activity	Options	Price	(Years)	(in thousands)
Outstanding at January 1, 2021	461,340	$22.51
Exercised	(227,334)	22.78
Outstanding at December 31, 2021	234,006	$22.25		$

Exercisable at December 31, 2021	234,006	$22.25	3.7	$30,101

The total intrinsic value of the stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $17.5 million, $21.6 million, and $2.7 million, respectively. We received no cash from the exercise of options for each of the years ended December 31, 2021, 2020, and 2019.

NOTE 12—EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

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

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2021, 2020, and 2019 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the years ended December 31,
EPS Calculations (in thousands, except per share amounts)	2021	2020	2019
Calculation of basic EPS
Walker & Dunlop net income	$265,762	$246,177	$173,373
Less: dividends and undistributed earnings allocated to participating securities	8,837	7,337	5,649
Net income applicable to common stockholders	$256,925	$238,840	$167,724
Weighted-average basic shares outstanding	31,081	30,444	29,913
Basic EPS	$8.27	$7.85	$5.61

Calculation of diluted EPS
Net income applicable to common stockholders	$256,925	$238,840	$167,724
Add: reallocation of dividends and undistributed earnings based on assumed conversion	93	120	126
Net income allocated to common stockholders	$257,018	$238,960	$167,850
Weighted-average basic shares outstanding	31,081	30,444	29,913
Add: weighted-average diluted non-participating securities	452	639	902
Weighted-average diluted shares outstanding	31,533	31,083	30,815
Diluted EPS	$8.15	$7.69	$5.45

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs associated with the awards. An immaterial number of average outstanding options to purchase common stock and average restricted shares were excluded from the computation of diluted earnings per share under the treasury method for the years ended December 31, 2021, 2020, and 2019 because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

Under the 2020 Equity Incentive Plan (and predecessor plans), subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2021, 2020, and 2019, the Company repurchased and retired 150 thousand, 179 thousand, and 200 thousand restricted shares at a weighted average market price of $109.57, $66.38, and $54.02, upon grantee vesting, respectively. For the years ended December 31, 2021 and 2020, the Company repurchased and retired 24 thousand and 99 thousand restricted share units at a weighted average market price of $100.36 and $78.79, respectively.

Stock Repurchase Programs

In February 2022, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 13, 2022.

In February 2021, the Company’s Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock over a 12-month period beginning on February 12, 2021. In 2021, the Company did not repurchase any shares of its common stock under the share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining under the 2021 share repurchase program as of December 31, 2021.

In 2020, the Company repurchased 459 thousand shares of its common stock under a share repurchase program at a weighted average price of $56.77 per share and immediately retired the shares, reducing stockholders’ equity by $26.1 million.

In 2019, the Company repurchased 135 thousand shares of its common stock under a share repurchase program at a weighted average price of $48.52 per share and immediately retired the shares, reducing stockholders’ equity by $6.6 million.

Dividends

In February 2022, our Board of Directors declared a dividend of $0.60 per share for the first quarter of 2022. The dividend will be paid on March 10, 2022 to all holders of record of our restricted and unrestricted common stock as of February 22, 2022.

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

Other Equity-Related Transactions

As disclosed in NOTE 7, the Company issued $120.6 million of Company stock in connection with acquisitions in 2021, a non-cash transaction. Additionally, in 2021, $9.6 million of stock was issued to employees for which we had an accrued liability prior to the issuance of the award. Upon issuance, the accrued liability was reclassed to APIC, a non-cash transaction.

In 2020, the Company purchased the noncontrolling interests held by two members of WDIS for an aggregate consideration of $32.0 million, which consisted of $10.4 million in cash, a $5.7 million reduction in receivables (a non-cash transaction), $5.9 million in Company stock (a non-cash transaction), and $10.0 million of contingent consideration (a non-cash transaction). The $32.0 million aggregated purchase price resulted in reductions to APIC of $24.1 million for the excess of the purchase price over the noncontrolling interest balance.

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

NOTE 13—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of income tax expense for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
Components of Income Tax Expense (in thousands)	2021	2020	2019
Current
Federal	$40,025	$26,854	$28,150
State	12,181	10,294	6,959
Total current expense	$52,206	$37,148	$35,109

Deferred
Federal	$26,630	$37,354	$17,484
State	7,592	9,811	4,528
Total deferred expense	$34,222	$47,165	$22,012
Total income tax expense	$86,428	$84,313	$57,121

Excess tax benefits recognized for the years ended December 31, 2021, 2020, and 2019 reduced income tax expense by $8.6 million, $7.3 million, and $4.6 million, respectively. In the reconciliation of income tax expense presented below, the reduction of income tax expense from excess tax benefits recognized is included as a component of the “Other” line item.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Under the provisions of Section 162(m) of the Internal Revenue Code, the deductibility of executive compensation is limited to $1 million per year for each named executive officer (“NEO”). Based on the information available as of December 31, 2021, 2020, and 2019, the Company believed that it is more likely than not a significant portion of NEO stock-based compensation book expense will exceed the $1 million limitation in future years when the shares vest, resulting in no tax deductibility for the book expense associated with these compensation agreements and no deferred tax assets. Additionally, for each of the years presented above, significant portions of NEO compensation were above the $1 million limitation, resulting in no tax deductibility for amounts above the $1 million limitation.

The following table presents a reconciliation of the statutory federal tax expense to the income tax expense in the accompanying Consolidated Statements of Income:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Statutory federal expense	$73,932	$69,356	$48,374
Statutory state income tax expense, net of federal tax benefit	16,409	13,828	9,281
Other	(3,913)	1,129	(534)
Income tax expense	$86,428	$84,313	$57,121

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
Components of Deferred Tax Liabilities, Net (in thousands)	2021	2020
Deferred Tax Assets
Compensation related	$5,811	$8,760
Credit losses	16,748	20,163
Total deferred tax assets	$22,559	$28,923

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(16,874)	$(22,367)
Mortgage servicing rights related	(208,718)	(180,129)
Acquisition related (1)	(12,977)	(9,594)
Depreciation	(2,317)	(2,267)
Other	(6,913)	(224)
Total deferred tax liabilities	$(247,799)	$(214,581)
Deferred tax liabilities, net	$(225,240)	$(185,658)
(1)	Acquisition-related deferred tax liabilities consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets. During the year ended December 31, 2021, the Company recognized deferred tax assets of $5.4 million in conjunction with the acquisition of solar income tax credits and other activity, which are not included as a component of deferred tax expense.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest and penalties, in the consolidated financial statements. As of December 31, 2021, based on all known facts and circumstances and current tax law, management believes that there are no material tax positions for which it is reasonably possible that the unrecognized tax benefits will materially increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

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

The Company evaluates the performance of its business and allocates resources based on a single-segment concept. As of December 31, 2021 and 2020, no one borrower/key principal accounted for more than 2% and 3%, respectively, of our total risk-sharing loan portfolio.

An analysis of the product concentrations and geographic dispersion that impact the Company’s servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by product, as of December 31, 2021, 2020, and 2019 follows:

	As of December 31,
Components of Loan Servicing Portfolio (in thousands)	2021	2020	2019
Fannie Mae	$53,401,457	$48,818,185	$40,049,095
Freddie Mac	37,138,836	37,072,587	32,583,842
Ginnie Mae-HUD	9,889,289	9,606,506	9,972,989
Life insurance companies and other	15,270,982	11,714,694	10,619,243
Total	$115,700,564	$107,211,972	$93,225,169

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2021, 2020, and 2019 by geographical area is shown in the following table. No other state accounted for more than 5% of the unpaid principal balance and related servicing revenues in any of the years presented. The Company does not have any operations outside of the United States.

	Percent of Total UPB as of December 31,
Loan Servicing Portfolio Concentration by State	2021	2020	2019
California	16.1%	16.2%	16.2%
Florida	10.0	10.4	9.4
Texas	8.6	8.8	9.3
Georgia	5.9	5.9	5.8
All other states	59.4	58.7	59.3
Total	100.0%	100.0%	100.0%

NOTE 15—LEASES

Right-of-use (“ROU”) assets and lease liabilities associated with the Company’s operating leases are recorded as Other assets and Other liabilities, respectively, in the Consolidated Balance Sheet. As of December 31, 2021, our leases have terms varying in duration, with the longest term ending in 2029.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about the Company’s lease arrangements:

	As of and for the years ended December 31,
Operating Lease Arrangements (dollars in thousands)	2021	2020	2019
Operating Leases
Right-of-use assets	$24,825	$17,405	$22,307
Lease Liabilities	29,523	22,579	28,156
Weighted-average remaining lease term	4.0 years	3.2 years	3.7 years
Weighted-average discount rate	3.3%	4.6%	4.7%

Operating Lease Expenses
Single lease costs	$9,435	$8,856	$7,593
Cash paid for amounts included in the measurement of lease liabilities	9,617	8,833	8,218
Right-of-use assets obtained in exchange for new lease obligations	13,215	1,488	3,013

Maturities of lease liabilities as of December 31, 2021 are presented below (in thousands):

Year Ending December 31,
2022	$10,412
2023	9,228
2024	3,585
2025	2,223
Thereafter	4,094
Total lease payments	$29,542
Less imputed interest	(19)
Total	$29,523

NOTE 16—OTHER OPERATING EXPENSES

The following table is a summary of the major components of other operating expenses for the years ended December 31, 2021, 2020, and 2019.

	For the year ended December 31,
Components of Other Operating Expenses (in thousands)	2021	2020	2019
Professional fees	$26,920	$18,345	$20,896
Travel and entertainment	7,203	4,685	10,759
Rent (1)	11,262	10,486	9,136
Marketing and preferred broker	12,526	9,139	8,534
Office expenses	15,056	17,360	9,972
All other	25,688	9,567	7,299
Total	$98,655	$69,582	$66,596

(1) Includes single lease cost and other related expenses (common-area maintenance and other miscellaneous charges).

NOTE 17—VARIABLE INTEREST ENTITIES

The Company, through its subsidiary Alliant, provides alternative investment management services through the syndication of tax credit funds and development of affordable housing projects. To facilitate the syndication and development of affordable housing projects, the Company is involved with the acquisition and/or formation of limited partnerships and joint ventures with investors, property developers, and property managers that are VIEs. The Company’s continuing involvement in the VIEs usually includes either serving as the manager of the VIE or as a majority investor in the VIE with a property developer or manager serving as the manager of the VIE.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

When the Company determines that it is the primary beneficiary of a material VIE, the Company consolidates the VIE. The primary beneficiary of a VIE is determined as the entity that has both (1) the power to direct the activities of the VIE that most significantly impact its economic performance and (2) exposure to losses or benefits that could potentially be significant to the VIE. When the Company determines that it is not the primary beneficiary, the Company recognizes its investment in the VIE through the equity-method of accounting. The Company regularly assesses the primary beneficiary of the VIE as its involvement and ownership may change over time.

Syndication of Tax Credit Funds

The Company’s affordable housing syndication services subsidiary forms limited partnership funds (“the funds”) that are VIEs and hold investments in affordable housing projects. The Company identifies and enters into a commitment to invest equity in the limited partnership interests in affordable housing VIEs that own and operate affordable housing properties. The limited partnership interest exposes the Company to economic losses or benefits of the VIE but does not give it the power to direct the activities that most significantly impact the VIE’s economic performance. In such cases, the Company determined it is not the primary beneficiary and recognizes the VIE as an investment and a liability for the unfunded committed capital to the VIE. The Company’s exposure is limited to its contributed capital and remaining unfunded committed capital. The investments are included as Committed investments in tax credit equity and the unfunded committed capital are included as Commitments to fund investments in tax credit equity in the Consolidated Balance Sheets until they are transferred to the credit fund as described below. The investments and unfunded committed capital are presented in the table below.

As part of the syndication of the tax credit fund, the Company transfers its limited partnership interest in affordable housing partnerships to the funds, where the Company serves as the general partner and manager and holds an insignificant ownership percentage of the funds. As the manager of the funds, the Company has the power to direct the activities that most significantly impact the economic performance of the funds; however, it does not have exposure to the economic losses or benefits significant to the VIE. Accordingly, the Company is not the primary beneficiary of the fund and does not consolidate the VIE. The Company records its general partnership interest as an equity-method investment included in Other assets in the Consolidated Balance Sheets.

The Company may purchase an investor’s partnership interest. In these circumstances, the Company assesses whether its new ownership percentage could potentially be significant to the VIE. When the Company determines the new ownership percentage is significant, it consolidates the fund as the Company is the primary beneficiary. As of December 31, 2021, the assets and liabilities of the consolidated funds were immaterial.

Joint Development of Affordable Housing Projects

The Company enters joint ventures with affordable property developers and/or investors to develop affordable housing projects. The joint ventures’ objectives are to: (1) develop the affordable housing project for syndication into a tax credit fund or (2) develop the affordable housing project for capital appreciation. When the Company develops affordable housing projects to ultimately syndicate the property into a tax credit fund, the Company invests in the joint venture but does not have management rights. The Company has significant exposure to the economic losses or benefits but does not have the power to direct the activities that most significantly impact the VIE’s economic performance; consequently, the Company determined that it is not the primary beneficiary in the VIE and recognizes an equity-method investment in the VIE included in Other assets in the Consolidated Balance Sheets.

When the Company develops affordable housing projects for capital appreciation, the Company actively manages the joint venture and generally has an insignificant ownership percentage compared to third-party investors. The Company has the power to direct the activities that most significantly impact the VIE’s economic performance but does not have exposure to the economic losses or benefits that could be significant to the VIE; therefore, the Company determined it is not the primary beneficiary of the VIE and recognizes an equity-method investment included in Other assets in the Consolidated Balance Sheets. In certain circumstances, the Company may hold a significant ownership percentage and have exposure to significant economic losses or benefits of the VIE. When this occurs, the Company determines it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the exposure to the economic losses or benefits that could be significant to the VIE. Accordingly, the Company consolidates the VIE. As of December 31, 2021, the Company consolidated a real-estate owned investment of $54.9 million and related mortgage debt of $36.5 million related to an affordable housing project VIE, included in Other assets and Other Liabilities, respectively, on the Consolidated Balance Sheets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Consolidated Balance Sheets:

(in thousands)	December 31, 2021(1)
Assets
Committed investments in tax credit equity	177,322
Other assets: Equity-method investments	74,997
Total interests in nonconsolidated VIEs	252,319

Liabilities
Commitments to fund investments in tax credit equity	162,747
Total commitments to fund nonconsolidated VIEs	$162,747

Maximum exposure to losses(2)(3)	$252,319

(1)	Prior to the Alliant acquisition in the fourth quarter of 2021, the Company did not have an interest in any VIEs.
(2)	Maximum exposure determined as Total interests in nonconsolidated VIEs. The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(3)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

NOTE 18—RELATED PARTY TRANSACTION

The Company, through its Alliant subsidiaries, has related party loans with its affordable housing project partners, which include property developers and managers. To facilitate the development of affordable housing projects prior to syndication into a tax credit fund, the Company extends pre-development and working capital loans to its partners in affordable housing project partnerships. The outstanding balance of these loans was $36.6 million as of December 31, 2021, and the related interest income was immaterial for the year ended December 31, 2021 as the Alliant acquisition closed on December 16, 2021. The balance of these receivables is included as Receivables, net in the Consolidated Balance Sheets.