Form 10-Q
period 2022-03-31
Walker & Dunlop, Inc.
filed 2022-05-05
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35000

Walker & Dunlop, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0629925
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7272 Wisconsin Avenue, Suite 1300

Bethesda, Maryland 20814

(301) 215-5500

(Address of principal executive offices and registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

As of April 28, 2022, there were 33,130,194 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$141,375	$305,635
Restricted cash	41,584	42,812
Pledged securities, at fair value	148,647	148,996
Loans held for sale, at fair value	703,629	1,811,586
Loans held for investment, net	216,620	269,125
Mortgage servicing rights	976,554	953,845
Goodwill	908,744	698,635
Other intangible assets	211,405	183,904
Derivative assets	112,023	37,364
Receivables, net	249,305	212,019
Committed investments in tax credit equity	223,771	177,322
Other assets	405,974	364,746
Total assets	$4,339,631	$5,205,989

Liabilities
Warehouse notes payable	$924,280	$1,941,572
Notes payable	726,555	740,174
Allowance for risk-sharing obligations	53,244	62,636
Derivative liabilities	12,400	6,403
Commitments to fund investments in tax credit equity	206,605	162,747
Other liabilities	779,376	714,250
Total liabilities	$2,702,460	$3,627,782

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 32,398 shares at March 31, 2022 and 32,049 shares at December 31, 2021)	324	320
Additional paid-in capital ("APIC")	387,009	393,022
Accumulated other comprehensive income ("AOCI")	1,588	2,558
Retained earnings	1,205,384	1,154,252
Total stockholders’ equity	$1,594,305	$1,550,152
Noncontrolling interests	42,866	28,055
Total equity	$1,637,171	$1,578,207
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,339,631	$5,205,989

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Revenues
Loan origination and debt brokerage fees, net	$82,310	$75,879
Fair value of expected net cash flows from servicing, net	52,730	57,935
Servicing fees	72,681	65,978
Property sales broker fees	23,398	9,042
Net warehouse interest income	4,773	4,555
Escrow earnings and other interest income	1,803	2,117
Other revenues	81,749	8,782
Total revenues	$319,444	$224,288

Expenses
Personnel	$144,181	$96,215
Amortization and depreciation	56,152	46,871
Provision (benefit) for credit losses	(9,498)	(11,320)
Interest expense on corporate debt	6,405	1,765
Other operating expenses	32,214	17,587
Total expenses	$229,454	$151,118
Income from operations	$89,990	$73,170
Income tax expense	19,460	15,118
Net income before noncontrolling interests	$70,530	$58,052
Less: net income (loss) from noncontrolling interests	(679)	—
Walker & Dunlop net income	$71,209	$58,052
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	(970)	(158)
Walker & Dunlop comprehensive income	$70,239	$57,894

Basic earnings per share (NOTE 10)	$2.14	$1.82
Diluted earnings per share (NOTE 10)	$2.12	$1.79

Basic weighted-average shares outstanding	32,219	30,823
Diluted weighted-average shares outstanding	32,617	31,276

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31, 2022
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total Stockholders'
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2021	32,049	$320	$393,022	$2,558	$1,154,252	$28,055	$1,578,207
Walker & Dunlop net income	—	—	—	—	71,209	—	71,209
Net income (loss) from noncontrolling interests	—	—	—	—	—	(679)	(679)
Other comprehensive income (loss), net of tax	—	—	—	(970)	—	—	(970)
Stock-based compensation - equity classified	—	—	10,812	—	—	—	10,812
Issuance of common stock in connection with equity compensation plans	544	5	15,526	—	—	—	15,531
Repurchase and retirement of common stock	(195)	(1)	(27,048)	—	—	—	(27,049)
Noncontrolling interests added due to new consolidations	—	—	(5,303)	—	—	15,490	10,187
Cash dividends paid ($0.60 per common share)	—	—	—	—	(20,077)	—	(20,077)
Balance at March 31, 2022	32,398	$324	$387,009	$1,588	$1,205,384	$42,866	$1,637,171

	For the three months ended March 31, 2021
		Stockholders' Equity
	Common Stock				Retained	Total Stockholders'
	Shares	Amount	APIC	AOCI	Earnings	Equity
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$1,196,222
Walker & Dunlop net income	—	—	—	—	58,052	58,052
Other comprehensive income (loss), net of tax	—	—	—	(158)	—	(158)
Stock-based compensation - equity classified	—	—	7,836	—	—	7,836
Issuance of common stock in connection with equity compensation plans	430	4	12,602	—	—	12,606
Repurchase and retirement of common stock	(131)	(1)	(13,373)	—	—	(13,374)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,052)	(16,052)
Balance at March 31, 2021	30,977	$310	$248,069	$1,810	$994,943	$1,245,132

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income before noncontrolling interests	$70,530	$58,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(52,730)	(57,935)
Change in the fair value of premiums and origination fees	2,883	21,562
Amortization and depreciation	56,152	46,871
Provision (benefit) for credit losses	(9,498)	(11,320)
Gain from revaluation of previously held equity-method investment	(39,641)	—
Originations of loans held for sale	(3,185,019)	(3,577,153)
Proceeds from transfers of loans held for sale	4,198,206	4,917,187
Other operating activities, net	(68,955)	(81,572)
Net cash provided by (used in) operating activities	$971,928	$1,315,692

Cash flows from investing activities
Capital expenditures	$(11,790)	$(1,794)
Purchases of equity-method investments	(5,941)	(1,124)
Purchases of pledged available-for-sale ("AFS") securities	(7,010)	(2,000)
Proceeds from prepayment and sale of pledged AFS securities	1,672	20,884
Investments in joint ventures	(5,040)	(18,445)
Distributions from joint ventures	9,241	11,419
Acquisitions, net of cash received	(78,465)	(7,506)
Originations of loans held for investment	(107)	(33,750)
Principal collected on loans held for investment	53,000	113,495
Net cash provided by (used in) investing activities	$(44,440)	$81,179

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(1,006,545)	$(1,400,704)
Borrowings of interim warehouse notes payable	—	25,313
Repayments of interim warehouse notes payable	(11,200)	(29,534)
Repayments of notes payable	(13,759)	(745)
Proceeds from issuance of common stock	153	12,606
Repurchase of common stock	(27,049)	(13,374)
Cash dividends paid	(20,077)	(16,052)
Payment of contingent consideration	(17,612)	—
Debt issuance costs	(567)	(769)
Net cash provided by (used in) financing activities	$(1,096,656)	$(1,423,259)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(169,168)	$(26,388)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	393,180	358,002
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$224,012	$331,614

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$13,037	$9,621
Cash paid for income taxes	1,290	—

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or thereafter.

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of commercial real estate debt and equity financing products, provides multifamily property sales brokerage and valuation services, engages in commercial real estate investment management activities with a particular focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication, provides housing market research, and delivers real estate-related investment banking and advisory services.

Through its agency lending products, the Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and, together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). Through its debt brokerage products, the Company brokers, and in some cases services, loans for various life insurance companies, commercial banks, commercial mortgage-backed securities issuers, and other institutional investors.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2022. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March

31, 2022. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, including the allowance for risk-sharing obligations, capitalized mortgage servicing rights, asset management fee receivable related to LIHTC funds, derivative instruments, estimation of contingent consideration for business combinations, estimation of the fair value of the Apprise joint venture (as discussed in NOTE 7), and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Co-broker Fees—Co-broker fees, which are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income, were $5.9 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, Loans held for investment, net consisted of 10 loans with an aggregate $221.6 million of unpaid principal balance less $0.9 million of net unamortized deferred fees and costs and $4.1 million of allowance for loan losses. As of December 31, 2021, Loans held for investment, net consisted of 12 loans with an aggregate $274.5 million of unpaid principal balance less $1.2 million of net unamortized deferred fees and costs and $4.2 million of allowance for loan losses.

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

The loss rate for the forecast period was 15 basis points as of both March 31, 2022 and December 31, 2021. The loss rate for the remaining period until maturity was six basis points and nine basis points as of March 31, 2022 and December 31, 2021, respectively.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent and on non-accrual status as of March 31, 2022 and December 31, 2021. The Company had $3.7 million in collateral-based reserves for this loan as of both March 31, 2022 and December 31, 2021 and has not recorded any interest related to this loan since it went on non-accrual status. All other loans were current as of March 31, 2022 and December 31, 2021. The amortized cost basis of loans that were current as of March 31, 2022 and December 31, 2021 was $206.0 million and $258.6 million, respectively. As of March 31, 2022, $178.6 million and $28.3 million of the loans that were current were originated in 2021 and 2019, respectively. Other than the defaulted loan noted above, the Company has not experienced any delinquencies related to loans held for investment.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
Components of Provision (Benefit) for Credit Losses (in thousands)	2022	2021
Provision (benefit) for loan losses	$(106)	$(587)
Provision (benefit) for risk-sharing obligations	(9,392)	(10,733)
Provision (benefit) for credit losses	$(9,498)	$(11,320)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. The Company had a portfolio of participating interests in loans held for investment that was accounted for as a secured borrowing and paid off in the second quarter of 2021. The Company recognized Net warehouse interest income on the unpaid principal balance of the loans and secured borrowing for the three months ended March 31, 2021. Included in Net warehouse interest income for the three months ended March 31, 2022 and 2021 are the following components:

	For the three months ended
	March 31,
Components of Net Warehouse Interest Income (in thousands)	2022	2021
Warehouse interest income - loans held for sale	$8,863	$9,118
Warehouse interest expense - loans held for sale	(5,333)	(6,659)
Net warehouse interest income - loans held for sale	$3,530	$2,459

Warehouse interest income - loans held for investment	$2,350	$3,228
Warehouse interest expense - loans held for investment	(1,107)	(1,132)
Warehouse interest income - secured borrowings	—	865
Warehouse interest expense - secured borrowings	—	(865)
Net warehouse interest income - loans held for investment	$1,243	$2,096

Total net warehouse interest income	$4,773	$4,555

        Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of March 31, 2022 and 2021 and December 31, 2021 and 2020.

	March 31,		December 31,
(in thousands)	2022	2021	2021	2020
Cash and cash equivalents	$141,375	$277,277	$305,635	$321,097
Restricted cash	41,584	14,805	42,812	19,432
Pledged cash and cash equivalents (NOTE 9)	41,053	39,532	44,733	17,473
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$224,012	$331,614	$393,180	$358,002

        Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were $4.9 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively.

Contracts with Customers—A majority of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. Substantially all of the Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for substantially all of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
Description (in thousands)	2022	2021	Statement of income line item
Certain loan origination fees	$37,365	$23,901	Loan origination and debt brokerage fees, net
Property sales broker fees	23,398	9,042	Property sales broker fees
Investment management fees, application fees, subscription revenues, other revenues from LIHTC operations, and other	28,305	6,250	Other revenues
Total revenues derived from contracts with customers	$89,068	$39,193

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2021 Form 10-K. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of March 31, 2022.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year    presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.3 billion as of both March 31, 2022 and December 31, 2021. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at March 31, 2022 would be a decrease in the fair value of $39.1 million to the MSRs outstanding as of March 31, 2022.

The impact of a 200-basis point increase in the discount rate at March 31, 2022 would be a decrease in the fair value of $75.6 million to the MSRs outstanding as of March 31, 2022.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to MSRs for the three months ended March 31, 2022 and 2021 follows:

	For the three months ended
	March 31,
Roll Forward of MSRs (in thousands)	2022	2021
Beginning balance	$953,845	$862,813
Additions, following the sale of loan	76,854	96,640
Amortization	(46,357)	(42,552)
Pre-payments and write-offs	(7,788)	(7,017)
Ending balance	$976,554	$909,884

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of March 31, 2022 and December 31, 2021:

Components of MSRs (in thousands)	March 31, 2022	December 31, 2021
Gross value	$1,598,350	$1,548,870
Accumulated amortization	(621,796)	(595,025)
Net carrying value	$976,554	$953,845

The expected amortization of MSRs shown in the Condensed Consolidated Balance Sheet as of March 31, 2022 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Nine Months Ending December 31,
2022	$135,495
Year Ending December 31,
2023	$171,194
2024	152,155
2025	129,694
2026	109,489
2027	92,535
Thereafter	185,992
Total	$976,554

NOTE 4—GUARANTY OBLIGATION AND ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. The guaranty obligation is presented as a component of Other liabilities on the Condensed Consolidated Balance Sheets. Activity related to the guaranty obligation for the three months ended March 31, 2022 and 2021 is presented in the following table:

	For the three months ended
	March 31,
Roll Forward of Guaranty Obligation (in thousands)	2022	2021
Beginning balance	$47,378	$52,306
Additions, following the sale of loan	1,551	1,721
Amortization and write-offs	(2,439)	(2,191)
Ending balance	$46,490	$51,836

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

Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2022 and 2021 follows:

	For the three months ended
	March 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2022	2021
Beginning balance	$62,636	$75,313
Provision (benefit) for risk-sharing obligations	(9,392)	(10,733)
Write-offs	—	—
Ending balance	$53,244	$64,580

During the first quarter of 2022, the Company updated its historical loss rate factor calculation to the current 10-year rolling period. The historical loss rate used for the calculation of the CECL reserve was 1.2 basis points as of March 31, 2022 compared to 1.8 basis points as of December 31, 2021, resulting in the benefit for risk-sharing obligations for the three months ended March 31, 2022 seen above. The loss rates for the forecast period and the reversion period did not change from December 31, 2021. During the first quarter of 2021, reported and forecasted unemployment rates significantly improved compared to December 31, 2020. In response to improving unemployment statistics and the expected continued overall health of the multifamily market, the Company reduced the loss rate for the forecast period to four basis points as of March 31, 2021 from six basis points as of December 31, 2020, resulting in the benefit for risk-sharing obligations for the three months ended March 31, 2021 as seen above.

The calculated CECL reserve for the Company’s $49.7 billion at-risk Fannie Mae servicing portfolio as of March 31, 2022 was $42.5 million compared to $52.3 million as of December 31, 2021. The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of March 31, 2022 was 7.4 years compared to 7.5 years as of December 31, 2021.

Three loans had aggregate collateral-based reserves of $10.8 million and $10.3 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and 2021, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $10.2 billion and $9.3 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $116.3 billion as of March 31, 2022 compared to $115.7 billion as of December 31, 2021.

As of March 31, 2022 and December 31, 2021, custodial escrow accounts relating to loans serviced by the Company totaled $2.5 billion and $3.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to earn interest income on these escrow balances, presented as a component of Escrow earnings and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 6—WAREHOUSE NOTES PAYABLE

As of March 31, 2022, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, as of March 31, 2022, the Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The maximum amount and outstanding borrowings under Warehouse notes payable at March 31, 2022 follow:

	March 31, 2022
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility(1)	Amount	Amount	Capacity	Balance	Interest rate(2)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$49,860	Adjusted Term SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	46,647	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	274,690	30-day LIBOR plus 1.30%
Agency Warehouse Facility #4	350,000	—	350,000	128,298	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	135,453	Adjusted Term SOFR plus 1.45%
Agency Warehouse Facility #6	150,000	50,000	200,000	24,800	30-day LIBOR plus 1.30%
Total National Bank Agency Warehouse Facilities	$2,225,000	$1,615,000	$3,840,000	$659,748
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	91,330
Total Agency Warehouse Facilities	$2,225,000	$3,115,000	$5,340,000	$751,078

Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	—	Adjusted Term SOFR plus 1.35% to 1.85%
Interim Warehouse Facility #3	200,000	—	200,000	141,809	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$454,810	$—	$454,810	$161,619
Alliant Warehouse Facility	$30,000	$—	$30,000	$12,005	Daily LIBOR plus 3.00%
Debt issuance costs	—	—	—	(422)
Total warehouse facilities	$2,709,810	$3,115,000	$5,824,810	$924,280
(1)	Agency Warehouse Facilities, including the Fannie Mae repurchase agreement are used to fund loans held for sale, while Interim Warehouse Facilities are used to fund loans held for investment.
(2)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2022, the following amendments to the Warehouse Facilities were executed in the normal course of business to support the growth of the Company’s business.

During the second quarter of 2022, the Company executed an amended and restated agreement related to Agency Warehouse Facility #2 that extended the maturity date to April 13, 2023 and transitioned the interest rate from 30-day LIBOR to Adjusted Term SOFR plus 130 basis points. No other material modifications have been made to the agreement during 2022.

During the first quarter of 2022, the Company executed an amended and restated agreement related to Interim Warehouse Facility #2 that extended the maturity date to December 13, 2023 and transitioned the interest rate from 30-day LIBOR floor to Adjusted Term SOFR plus 135 to 185 basis points. No other material modifications have been made to the agreement during 2022.

During the second quarter of 2022, the Company executed an amendment related to the Alliant Warehouse Facility that extended the maturity date to July 31, 2022. Additionally, the amendment transitioned the interest rate from Daily LIBOR plus 300 basis points to Adjusted Daily SOFR plus 300 basis points, with a SOFR floor of 150 basis points. No other material modifications have been made to the agreement during 2022.

During the first quarter of 2022, an Agency Warehouse Facility with a $150.0 million maximum committed borrowing capacity expired according to its terms. The Company believes that the six remaining committed and uncommitted credit facilities from nation banks, the uncommitted credit facility from Fannie Mae, and the Company’s corporate cash provide the Company with sufficient borrowing capacity to conduct is Agency lending operations without this facility.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of March 31, 2022. Interest on the Company’s warehouse notes payable is based on 30-day LIBOR or Adjusted Term SOFR. As a result of the expected transition from LIBOR, the Company has updated its debt agreements to include fallback language to govern the transition from 30-day LIBOR to an alternative reference rate.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Acquisition Activities

A summary of the Company’s goodwill for the three months ended March 31, 2022 and 2021 follows:

	For the three months ended
	March 31,
Roll Forward of Goodwill (in thousands)	2022	2021
Beginning balance	$698,635	$248,958
Additions from acquisitions	213,874	12,231
Measurement-period adjustments	(3,765)	—
Impairment	—	—
Ending balance	$908,744	$261,189

The addition to goodwill from acquisitions during 2022 shown in the table above during the three months ended March 31, 2022 relates to the Company’s February 28, 2022 acquisition of 100% of the equity interests of GeoPhy B.V. (“GeoPhy”), a Netherlands-based commercial real-estate technology company. As part of the acquisition, the Company also obtained GeoPhy’s 50% interest in the Company’s appraisal joint venture, Apprise. The Company now owns 100% of Apprise and consolidates its balances and its operating results post acquisition. Prior to the acquisition, the Company accounted for its investment in Apprise under the equity method. The fair value of the consideration was $212.0 million and consisted of $87.6 million of cash, $5.4 million of forgiveness of a receivable the Company had with the joint venture (non-cash activity not reflected in the Condensed Consolidated Statements of Cash Flows), and $119.0 million of contingent consideration.

GeoPhy’s data analytics and development capabilities are expected to dramatically accelerate the growth of the Company’s lending, brokerage, and appraisal operations. The GeoPhy acquisition is also expected to allow the Company to meet its goal of $5 billion of annual small balance lending volume and appraisal revenue of $75 million by 2025 as part of the Company’s overall growth targets. A significant portion of the value associated with the GeoPhy acquisition was related to the assembled workforces with their combined expertise in information technology, data science, and commercial real estate. The Company believes that the combination of GeoPhy’s personnel, appraisal technology platform, and the future development of technology to accelerate growth in the origination of small balance commercial loans, along with Walker & Dunlop’s financial resources will (i) drive a significant increase in the identification and retention of borrowers in the small-balance segment of the multifamily market and (ii) continue to drive significant growth in appraisal revenues over the next five years.

The contingent consideration noted above is contingent on achieving certain Apprise revenue and productivity milestones and small balance loan volume and revenue milestones over a four-year period. The maximum earnout included as part of the GeoPhy acquisition is $205.0 million. The Company estimated that $182.5 million, or 89%, of the maximum earnout is achievable based on management forecasts. The discounted balance of $119.0 million is 58% of the maximum earnout amount. The Company estimated the fair value of this contingent consideration using a Monte Carlo simulation. The discount rate used for the valuation of the contingent consideration was 17.0% for the

Apprise portion of the earnout and 14.5% for the small-balance portion of the earnout. The discount rates reflect the additional risk inherent in the Apprise estimates as it is still in the startup stage of its development.

The calculation of goodwill of $213.9 million included the fair value of the consideration transferred of $212.0 million and the acquisition-date fair value of the Company’s previously-held equity-method investment in Apprise of $58.5 million. The book value of the Company equity-method investment in Apprise prior to the acquisition date was $18.9 million, resulting in a $39.6 million gain from remeasuring to fair value. The gain is included as a component of Other revenues in the Condensed Consolidated Statements of Income. The Company used a discounted cash flow model to estimate the acquisition-date fair value of Apprise, with the discount rate and management’s forecast of future revenues and cash flows as the most-significant inputs for the estimate. The discount rate used was 17.0%, and a control premium was not included in the estimate.

The Company expects a large portion of the goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments to settle the contingent consideration are made. The goodwill resulting from the GeoPhy acquisition was allocated to the Company’s Capital Markets reportable segment. The other assets primarily consisted of technology intangible assets of $31.0 million and deferred tax assets of $9.4 million. The technology intangible assets will be amortized over a 10-year period. Immaterial liabilities were assumed. The operations of GeoPhy have since been merged into the Company’s existing operations. The financial results since the GeoPhy acquisition were immaterial. The revenues and earnings of Walker & Dunlop for the three months ended March 31, 2022 as if the GeoPhy acquisition had occurred as of January 1, 2021 would not be materially different from the amounts presented in the Condensed Consolidated Statements of Income.

As of March 31, 2022, the amounts recorded for the GeoPhy acquisition were provisional as the Company had not completed the purchase accounting for the GeoPhy acquisition.

The immaterial measurement-period adjustments above relate to the Company’s acquisition of Alliant Capital Limited (“Alliant”), an acquisition completed in December of 2021 as more fully described in the Company’s 2021 Form 10-K. The Company has not completed the purchase accounting for the Alliant acquisition as the working capital adjustments have not been agreed upon. The Company expects the accounting to be completed in the second quarter of 2022.

As discussed in NOTE 11 below, the Company transitioned to segment reporting during the first quarter of 2022. The following table shows goodwill by reportable segments as of March 31, 2022. As the Company did not have segment reporting as of December 31, 2021, all of the goodwill balances were allocated to the Company’s one reportable segment as of December 31, 2021. As noted above, the additions in the first quarter of 2022 were allocated to Capital Markets and the measurement-period adjustments relate to Servicing & Asset Management.

As of March 31,
Goodwill by Reportable Segment (in thousands)	2022
Capital Markets	$449,992
Servicing & Asset Management	458,752
Corporate	—
Ending balance	$908,744

Other Intangible Assets

Activity related to other intangible assets for the three months ended March 31, 2022 and 2021 follows:

	For the three months ended
	March 31,
Roll Forward of Other Intangible Assets (in thousands)	2022	2021
Beginning balance	$183,904	$1,880
Additions from acquisitions	31,000	504
Amortization	(3,499)	(667)
Ending balance	$211,405	$1,717

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of March 31, 2022 and December 31, 2021:

	As of March 31,
Components of Other Intangible Assets (in thousands)	2022	2021
Gross value	$220,682	$189,682
Accumulated amortization	(9,277)	(5,778)
Net carrying value	$211,405	$183,904

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of March 31, 2022 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Nine Months Ending December 31,
2022	$13,496
Year Ending December 31,
2023	$16,246
2024	16,246
2025	16,206
2026	16,206
2027	16,206
Thereafter	116,799
Total	$211,405

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the three months ended March 31, 2022 and 2021 follows:

	For the three months ended
	March 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2022	2021
Beginning balance	$125,808	$28,829
Additions	119,000	5,229
Accretion and revaluation	359	430
Payments	(26,438)	—
Ending balance	$218,729	$34,488

The contingent consideration liabilities above relate to (i) acquisitions of debt brokerage companies and an investment sales brokerage company completed over the past several years, (ii) the purchase of noncontrolling interests in 2020 that was fully earned as of December 31, 2021 and paid in 2022, (iii) the Alliant acquisition, and (iv) the GeoPhy acquisition. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earn-out period of five years, provided certain revenue targets and other metrics have been met. The last of the earn-out periods related to the contingent consideration ends in the first quarter of 2026. In each case, the Company estimated the initial fair value of the contingent consideration using a Monte Carlo simulation.

The contingent consideration for the GeoPhy acquisition is non-cash and thus not reflected in the amount of cash consideration paid on the Condensed Consolidated Statements of Cash Flows.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
March 31, 2022
Assets
Loans held for sale	$—	$703,629	$—	$703,629
Pledged securities	41,053	107,594	—	148,647
Derivative assets	—	—	112,023	112,023
Total	$41,053	$811,223	$112,023	$964,299

Liabilities
Derivative liabilities	$—	$—	$12,400	$12,400
Contingent consideration liabilities	—	—	218,729	218,729
Total	$—	$—	$231,129	$231,129

December 31, 2021
Assets
Loans held for sale	$—	$1,811,586	$—	$1,811,586
Pledged securities	44,733	104,263	—	148,996
Derivative assets	—	—	37,364	37,364
Total	$44,733	$1,915,849	$37,364	$1,997,946

Liabilities
Derivative liabilities	$—	$—	$6,403	$6,403
Contingent consideration liabilities	—	—	125,808	125,808
Total	$—	$—	$132,211	$132,211

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2022.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
Derivative Assets and Liabilities, net (in thousands)	2022	2021
Beginning balance	$30,961	$44,720
Settlements	(66,378)	(129,655)
Realized gains recorded in earnings(1)	35,417	84,935
Unrealized gains (losses) recorded in earnings(1)	99,623	48,880
Ending balance	$99,623	$48,880
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2022:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (3)
Derivative assets	$112,023	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$12,400	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$218,729	Various(2)	Probability of earn-out achievement	88% - 100%	90%
(1)	Significant increases in this input may lead to significantly lower fair value measurements.
(2)	Primary valuation technique used was a Monte Carlo simulation analysis.
(3)	Contingent consideration weighted based on maximum gross earn-out amount.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2022 and December 31, 2021 are presented below:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$141,375	$141,375	$305,635	$305,635
Restricted cash	41,584	41,584	42,812	42,812
Pledged securities	148,647	148,647	148,996	148,996
Loans held for sale	703,629	703,629	1,811,586	1,811,586
Loans held for investment, net	216,620	217,932	269,125	270,826
Derivative assets	112,023	112,023	37,364	37,364
Total financial assets	$1,363,878	$1,365,190	$2,615,518	$2,617,219

Financial Liabilities:
Derivative liabilities	$12,400	$12,400	$6,403	$6,403
Contingent consideration liabilities	218,729	218,729	125,808	125,808
Warehouse notes payable	924,280	924,702	1,941,572	1,942,448
Notes payable	726,555	731,416	740,174	745,175
Total financial liabilities	$1,881,964	$1,887,247	$2,813,957	$2,819,834

The following methods and assumptions were used for recurring fair value measurements as of March 31, 2022 and December 31, 2021.

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

Contingent Consideration Liability—Consists of the estimated fair values of expected future earn-out payments related to acquisitions completed over the past several years, including 2022. The earn-out liabilities are valued using a Monte Carlo simulation analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earn-out achievement, volatility rates, and discount rate, to determine the expected earn-out cash flows. The probability of the earn-out achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2022 and December 31, 2021:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2022
Rate lock commitments	$1,179,917	$36,930	$(10,360)	$26,570	$33,564	$(6,994)	$—
Forward sale contracts	1,932,125	—	73,053	73,053	78,459	(5,406)	—
Loans held for sale	752,208	14,114	(62,693)	(48,579)	—	—	(48,579)
Total		$51,044	$—	$51,044	$112,023	$(12,400)	$(48,579)

December 31, 2021
Rate lock commitments	$1,115,829	$29,837	$(4,604)	$25,233	$26,526	$(1,293)	$—
Forward sale contracts	2,881,224	—	5,728	5,728	10,838	(5,110)	—
Loans held for sale	1,765,395	47,315	(1,124)	46,191	—	—	46,191
Total		$77,152	$—	$77,152	$37,364	$(6,403)	$46,191

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of March 31, 2022. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2022 collateral requirements as outlined above. As of March 31, 2022, reserve requirements for the DUS loan portfolio will require the Company to fund $68.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2022. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. At March 31, 2022, the net worth requirement was $261.2 million, and the Company's net worth, as defined in the requirements, was $704.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2022, the Company was required to maintain at least $51.8 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $98.6 million as of March 31, 2022, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of March 31, 2022 and 2021 and December 31, 2021 and 2020:

	March 31,		December 31,
Pledged Securities (in thousands)	2022	2021	2021	2020
Restricted cash	$4,099	$24,578	$3,779	$4,954
Money market funds	36,954	14,954	40,954	12,519
Total pledged cash and cash equivalents	$41,053	$39,532	$44,733	$17,473
Agency MBS	107,594	100,038	104,263	119,763
Total pledged securities, at fair value	$148,647	$139,570	$148,996	$137,236

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. When the fair value of Agency MBS is lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS whose fair value is less than the carrying value, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table provides additional information related to the Agency MBS as of March 31, 2022 and December 31, 2021:

Fair Value and Amortized Cost of Agency MBS (in thousands)	March 31, 2022	December 31, 2021
Fair value	$107,594	$104,263
Amortized cost	105,484	100,847
Total gains for securities with net gains in AOCI	2,743	3,636
Total losses for securities with net losses in AOCI	(633)	(220)
Fair value of securities with unrealized losses	38,964	4,757

An immaterial amount of the pledged securities has been in a continuous unrealized loss position for more than 12 months.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	March 31, 2022
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	2,253	2,248
After five years through ten years	78,112	77,631
After ten years	27,229	25,605
Total	$107,594	$105,484

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2022 and 2021 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended March 31,
EPS Calculations (in thousands, except per share amounts)	2022	2021
Calculation of basic EPS
Walker & Dunlop net income	$71,209	$58,052
Less: dividends and undistributed earnings allocated to participating securities	2,172	1,967
Net income applicable to common stockholders	$69,037	$56,085
Weighted-average basic shares outstanding	32,219	30,823
Basic EPS	$2.14	$1.82

Calculation of diluted EPS
Net income applicable to common stockholders	$69,037	$56,085
Add: reallocation of dividends and undistributed earnings based on assumed conversion	19	20
Net income allocated to common stockholders	$69,056	$56,105
Weighted-average basic shares outstanding	32,219	30,823
Add: weighted-average diluted non-participating securities	398	453
Weighted-average diluted shares outstanding	32,617	31,276
Diluted EPS	$2.12	$1.79

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. An immaterial number of average restricted shares were excluded from the computation of diluted earnings per share under the treasury-stock method for the three months ended March 31, 2022 and March 31, 2021, respectively, because the effect would have been anti-dilutive, as the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented.

The following non-cash transactions did not impact the amount of cash paid on the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2022, the Company issued shares of common stock totaling $6.6 million to settle compensation liabilities. During the three months ended March 31, 2022, the operating agreement of one of the Company’s joint ventures changed. The Company reconsidered its consolidation conclusion based on this change and concluded that the joint venture should be consolidated, resulting in a $5.3 million reduction in APIC and $15.5 million of noncontrolling interests consolidated as shown on the Consolidated Statements of Changes in Equity. The consolidation also resulted in a $35.0 million increase in Receivables, net, a $21.3 million reduction in Other assets, and a $3.6 million increase in Other liabilities. $8.8 million of the payments settling contingent consideration liabilities included in NOTE 7 for the three months ended March 31, 2022 were from the issuance of the Company’s common stock.

In February 2022, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 13, 2022. During the first quarter of 2022, the Company did not repurchase any shares of its common stock under the share repurchase program. As of March 31, 2022, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2022 share repurchase program.

In February 2022, our Board of Directors declared a dividend of $0.60 per share for the first quarter of 2022, which the Company paid during the first quarter of 2022. On May 4, 2022, the Company’s Board of Directors declared a dividend of $0.60 per share for the second quarter of 2022. The dividend will be paid on June 3, 2022 to all holders of record of the Company’s restricted and unrestricted common stock as of May 19, 2022.

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

NOTE 11—SEGMENTS

In the first quarter of 2022, as a result of the Company’s growth and recent acquisitions, the Company’s chief operating decision maker began making decisions and assessing performance based on the following three operating segments. The operating segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information.

(i)	Capital Markets (“CM”)—CM provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable CM to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. CM provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors.

As part of Agency lending, CM temporarily funds the loans it originates (loans held for sale) before selling them to the Agencies and earns net interest income on the spread between the interest income on the loans and the warehouse interest expense. For Agency loans, CM recognizes the fair value of expected net cash flows from servicing, which represents the right to receive future servicing fees. CM also earns fees for origination of loans for both Agency lending and debt brokerage and fees for property sales and appraisals. Direct internal, including compensation, and external costs that are specific to CM are included within the results of this operating segments.

(ii)	Servicing & Asset Management (“SAM”)—SAM’s activities include: (i) servicing and asset-managing the portfolio of loans the Company (a) originates and sells to the Agencies, (b) brokers to certain life insurance companies, and (c) originates through its principal lending and investing activities, (ii) managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate, and (iii) real estate-related investment banking and advisory services, include housing market research.

SAM earns revenue through (i) fees for servicing the loans in the Company’s servicing portfolio, (ii) asset management fees for managing third-party capital invested in funds, primarily LIHTC tax credit funds, (iii) subscription revenue for its housing market research, and (iv) net interest income on the spread between the interest income on the loans and the warehouse interest expense for loans held for investment. Direct internal, including compensation, and external costs that are specific to SAM are included within the results of this operating segment.

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include strategic equity-method investments, information technology, legal, human resources, marketing, accounting, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results, other than income tax expense which is allocated proportionally based on income from operations at each segment.

The following table provides a summary and reconciliation of each segment’s results for the three months ended March 31, 2022 and 2021 and total assets as of March 31, 2022 and 2021.

	As of and for the three months ended March 31, 2022
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$81,823	$487	$—	$82,310
Fair value of expected net cash flows from servicing, net	52,730	—	—	52,730
Servicing fees	—	72,681	—	72,681
Property sales broker fees	23,398	—	—	23,398
Net warehouse interest income, loans held for sale	3,530	—	—	3,530
Net warehouse interest income, loans held for investment	—	1,243	—	1,243
Escrow earnings and other interest income	—	1,758	45	1,803
Other revenues	2,763	34,897	44,089	81,749
Total revenues	$164,244	$111,066	$44,134	$319,444

Expenses
Personnel	$98,726	$18,638	$26,817	$144,181
Amortization and depreciation	—	54,931	1,221	56,152
Provision (benefit) for credit losses	—	(9,498)	—	(9,498)
Interest expense on corporate debt	—	—	6,405	6,405
Other operating expenses	6,111	6,119	19,984	32,214
Total expenses	$104,837	$70,190	$54,427	$229,454
Income from operations	$59,407	$40,876	$(10,293)	$89,990
Income tax expense	12,847	8,839	(2,226)	19,460
Net income before noncontrolling interests	$46,560	$32,037	$(8,067)	$70,530
Less: net income (loss) from noncontrolling interests	—	(679)	—	(679)
Walker & Dunlop net income	$46,560	$32,716	$(8,067)	$71,209

Total assets	$1,398,272	$2,573,112	$368,247	$4,339,631

	As of and for the three months ended March 31, 2021
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$75,295	$584	$—	$75,879
Fair value of expected net cash flows from servicing, net	57,935	—	—	57,935
Servicing fees	—	65,978	—	65,978
Property sales broker fees	9,042	—	—	9,042
Net warehouse interest income, loans held for sale	2,459	—	—	2,459
Net warehouse interest income, loans held for investment	—	2,096	—	2,096
Escrow earnings and other interest income	—	1,999	118	2,117
Other revenues	2,560	7,508	(1,286)	8,782
Total revenues	$147,291	$78,165	$(1,168)	$224,288

Expenses
Personnel	$72,635	$7,111	$16,469	$96,215
Amortization and depreciation	521	45,378	972	46,871
Provision (benefit) for credit losses	—	(11,320)	—	(11,320)
Interest expense on corporate debt	—	—	1,765	1,765
Other operating expenses	3,402	2,253	11,932	17,587
Total expenses	$76,558	$43,422	$31,138	$151,118
Income from operations	$70,733	$34,743	$(32,306)	$73,170
Income tax expense	14,615	7,178	(6,675)	15,118
Net income before noncontrolling interests	$56,118	$27,565	$(25,631)	$58,052
Less: net income (loss) from noncontrolling interests	—	—	—	—
Walker & Dunlop net income	$56,118	$27,565	$(25,631)	$58,052

Total assets	$1,394,741	$1,402,627	$406,597	$3,203,965

NOTE 12—VARIABLE INTEREST ENTITIES

The Company, through its subsidiary Alliant, provides alternative investment management services through the syndication of tax credit funds and the joint development of affordable housing projects. To facilitate the syndication and development of affordable housing projects, the Company is involved with the acquisition and/or formation of limited partnerships and joint ventures with investors, property developers, and property managers that are VIEs. The Company’s continuing involvement in the VIEs usually includes either serving as the manager of the VIE (as is the case in the tax credit funds) or as a majority investor in the VIE with a third-party property developer or property manager serving as the manager of the VIE.

A detailed discussion of the Company’s accounting policies regarding the consolidation of VIEs and significant transactions involving VIEs is included in NOTE 2 and NOTE 17 of the Company’s 2021 Form 10-K.

During the first quarter of 2022, the operating agreement of one of the Company’s joint ventures changed, resulting in the Company gaining the power to direct the activities that most significantly impact the economic performance of the joint venture; previously, the Company only held rights to receive the significant economic benefits of the joint venture. The Company reassessed its consolidation conclusion and determined that it was the primary beneficiary and as a result consolidated the joint venture as of as March 31, 2022. As of March 31, 2022 and December 31, 2021, the assets and liabilities of the consolidated tax credit funds were immaterial.

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands):	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$321	$—
Restricted cash	849	—
Receivables, net	35,675	—
Other Assets	59,283	54,880
Total assets of consolidated VIEs	$96,128	$54,880

Liabilities:
Other liabilities	$40,778	$36,480
Total liabilities of consolidated VIEs	$40,778	$36,480

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands):	March 31, 2022	December 31, 2021
Assets
Committed investments in tax credit equity	$223,771	$177,322
Other assets: Equity-method investments	54,335	74,997
Total interests in nonconsolidated VIEs	$278,106	$252,319

Liabilities
Commitments to fund investments in tax credit equity	206,605	162,747
Total commitments to fund nonconsolidated VIEs	$206,605	$162,747

Maximum exposure to losses(1)(2)	$278,106	$252,319

(1)	Maximum exposure determined as Total interests in nonconsolidated VIEs. The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	the general volatility and global economic disruption caused by the ongoing impacts of the COVID-19 pandemic and its potential impact on our business operations, financial results and cash flows and liquidity;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	our ability to successfully integrate Alliant’s and GeoPhy’s (each as defined below) employees and operations;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;
●	general volatility of the capital markets and the market price of our common stock;
●	our and our service providers’ ability to prevent, detect, and mitigate cybersecurity risks; and

●	other risks and uncertainties associated with our business described in our 2021 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through strategic investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory, (iii) investment management, and (iv) affordable housing lending, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 61% of refinancing volumes in the quarter being new loans to us and 19% of total transaction volumes coming from new customers.

We are one of the largest lenders to multifamily properties and commercial real estate in the country. We originate, sell, and service a range of multifamily and other commercial real estate financing products, including loans through the programs of Fannie Mae and Freddie Mac (the “GSEs”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We broker, and occasionally service, loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

We provide multifamily property sales brokerage and appraisal and valuation services and engage in commercial real estate investment management activities, including a focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication. We engage in the development and preservation of affordable housing projects through joint ventures with real estate developers and the management of funds focused on affordable housing. We provide housing market research and real estate-related investment banking and advisory services, which provides our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country, some of whom are the largest owners and developers in the industry. We also underwrite, service, and asset-manage shorter term loans on commercial real estate. Most of these shorter-term interim loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). Some of these interim loans are closed and retained by us through our Interim Program JV or Interim Loan Program (as defined below in Principal Lending and Investing). We are a leader in commercial real estate technology, developing and acquiring technology resources that (i) provide innovative solutions and a better experience for our customers and (ii) allow us to reach a broader customer base.

On February 28, 2022, we acquired GeoPhy B.V. (“GeoPhy”), a leading commercial real estate technology company based in the Netherlands. We plan to use GeoPhy’s data analytics and technology development capabilities to accelerate the growth of our small balance lending platform and our technology-enabled appraisal and valuation platform, Apprise.

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

Segments

In the first quarter of 2022, as a result of the Company’s growth and recent acquisitions, our chief operating decision maker began making decisions and assessing performance based on the following three operating segments: (i) Capital Markets (“CM”), (ii) Servicing & Asset Management (“SAM”), and (iii) Corporate. The operating segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information. The CM and SAM segments and related services are described in the following paragraphs.

The Corporate segment consists primarily of our treasury operations and other corporate-level activities. Our treasury operations include monitoring and managing our liquidity and funding, including our corporate debt. The major other corporate-level functions include our strategic equity-method investments, information technology, legal, human resources, marketing, accounting, internal audit, and various other corporate groups.

Capital Markets

Capital Markets provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. Our long-established relationships with the Agencies and institutional investors enable us to offer a broad range of loan products and services to our customers. We provide property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors. The primary services within CM are described below.

Agency Lending

We are one the leading lenders with the Agencies, where we originate and sell to the Agencies multifamily, manufactured housing communities, student housing, affordable housing, seniors housing and small balance multifamily loans. For additional information on our Agency Lending services, refer to Item 1. Business in our 2021 Form 10-K.

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

We generally fund our Agency loan products through warehouse facility financing and sell them to investors in accordance with the related loan sale commitment, which we obtain concurrent with rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. We earn net warehouse interest income from loans held for sale while they are outstanding equal to the difference between the note rate on the loan and the cost of borrowing of the warehouse facility.

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

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance multifamily lending platform, which involves a high volume of transactions with smaller loan balances. In support of this product, we acquired a company named TapCap during the second quarter of 2021. TapCap has a technology platform that streamlines and accelerates the quoting, processing, and underwriting of small-balance, multifamily loans. Additionally, the technology platform provides the borrower with a web-based, user-friendly interface, enhancing the borrower’s experience during the origination process. As noted above, during the first quarter of 2022, we acquired GeoPhy, a leading commercial real estate technology company based in the Netherlands, to support our small-balance lending platform in data analytics and to further advance our technology development capabilities in this area.

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

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary Apprise by Walker & Dunlop (“Apprise”). Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through the licensing of our technology and leveraging of our expertise in the commercial real estate industry. Prior to the GeoPhy acquisition, we owned a 50% interest in Apprise and accounted for the interest as an equity-method investment. Apprise’s operations continue to rapidly grow, with significant increases in the volume of appraisal reports generated and a client list that includes several national commercial real estate lenders.

Servicing & Asset Management

Servicing & Asset Management focuses on (i) servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, we service for certain life insurance companies, and we originate through our principal lending and investing activities, (ii) managing of third-party capital invested in funds focused on the affordable housing sector and other commercial real estate, and (iii) real estate-related investment banking and advisory services, including housing market research. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn subscription fees for our housing related research, and we earn revenue through net interest income on the loans and the warehouse interest expense for loans held for investment. The primary services within SAM are described below.

Loan Servicing

We retain servicing rights and asset management responsibilities on substantially all of our Agency loan products that we originate and sell and generate cash revenues from the fees we receive for servicing the loans, from the interest income on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment protection to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not have similar prepayment protections. For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and guarantee fees for four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we may request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us for these advances within 60 days of the request. Under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD or work out a payment modification for the borrower. For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease and we may then modify and resell the loan or assign the loan back to

HUD and be reimbursed for our advances. We are not obligated to make advances on the loans we service under the Freddie Mac Optigo® program and our bank and life insurance company servicing agreements.

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transaction. The full risk-sharing limit prior to June 30, 2021 was less than $300 million. Accordingly, loans originated prior to then may have been subject to modified risk-sharing at much lower levels.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing. For brokered loans we also service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are substantially lower than the servicing fees we earn on Agency loans.

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

Affordable Housing and Other Commercial Real Estate-related Investment Management Services

We provide affordable housing investment management services through our subsidiary, Alliant Capital, Ltd and its affiliates (“Alliant”). Alliant is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management services works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. Alliant serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, Alliant earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that generate LIHTCs. These joint ventures earn developer fees, operating cash and sale / refinance proceeds from the properties they develop, and we receive the portion of the economic benefits commensurate with its investment in the joint ventures. Additionally, Alliant also invests with third-party investors (either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are likely to keep the properties affordable. Through these preservation funds,

Alliant may receive acquisition and asset management fees and will receive a portion of the operating cash and capital appreciation upon sale through a promote structure.

Through our subsidiary, WDIP and its subsidiaries, we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current assets under management (“AUM”) of $1.3 billion primarily consist of five sources: Fund III, Fund IV, Fund V, and Fund VI (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

Housing Market Research and Real Estate Investment Banking Services

We own a 75% interest in a subsidiary doing business as Zelman & Associates (“Zelman”). Zelman is a nationally recognized housing market research and investment banking firm that will enhance the information we provide to our clients and increase our access to high-quality market insight in many areas of the housing market, including construction trends, demographics, mortgage finance, and real estate technology and services. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions, and through its offering of real estate-related investment banking and advisory services.

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or are reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies are discussed in NOTE 2 of the consolidated financial statements in our 2021 Form 10-K.

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value at loan sale (“OMSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, escrow earnings, prepayment speed, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the OMSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all OMSRs were between 8-14% during 2022 and 2021 and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for OMSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. The estimated net cash flows also include cash flows related to the future earnings on the escrow accounts associated with servicing the loans that are based on an escrow earnings rate assumption. We include a servicing cost assumption to account for our expected costs to service a loan. The servicing cost assumption has not had a material impact on the estimate. We record an individual OMSR asset (or liability) for each loan at loan sale. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase (“PMSR”) is equal to the purchase price paid. For PMSRs, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio.

The assumptions used to estimate the fair value of capitalized OMSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically, including the significant assumption that most significantly impacts the estimate – the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. During the first quarter of 2021, we reduced the discount rate and escrow earnings rate assumptions for our OMSRs. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the condensed consolidated financial statements details the portfolio-level impact of a change in the discount rate).

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

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below. We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period, we apply an adjusted loss factor based on loss rates form a historical period that we believe is similar. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period has been updated to reflect our expectations of the economic conditions. Changes in the loss rate used in the forecast period have materially impacted the estimate in the past.

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

The weighted-average annual loss rate is calculated using a rolling 10-year look-back period, utilizing the average portfolio balance and settled losses for each year. A 10-year period is used as we believe that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling 10-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to fall off and as new loss data are added. For example, in the first quarter of 2022, loss data from earlier periods in the look-back period fell off and were replaced with more recent loss data, resulting in the weighted-average annual loss rate changing from 1.8 basis points to 1.2 basis points. Changes in our expectations and forecasts have materially impacted, and in the future may materially impact, the estimate.

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

Contingent Consideration Liabilities. The Company typically includes an earnout as part of the consideration paid for acquisitions to align the long-term interests of the acquiree with the Company. These earnouts contain milestones for achievement, which typically are revenue, revenue-like, or productivity measurements. If the milestone is achieved, the acquiree is paid the additional consideration. Upon acquisition, the Company is required to estimate the fair value of the earnout and include that fair value measurement as a component of the total consideration paid in the calculation of goodwill. The fair value of the earnout is recorded as a contingent consideration liability and included within Other liabilities in the Condensed Consolidated Balance Sheets. We are also required to continue to record the contingent consideration at fair value at each reporting period.

The determination of the fair value of contingent consideration liabilities requires significant management judgment and unobservable inputs to (i) determine forecasts and scenarios of future revenues, net cash flows and certain other performance metrics, (ii) assign a probability of achievement for the forecasts and scenarios, and (iii) select a discount rate. A Monte Carlo simulation analysis is used to determine many iterations of potential fair values. The average of these iterations is then used to determine the estimated fair value. We typically obtain the assistance of third-party valuation specialists to assist with the fair value estimation. The probability of the earn-out achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty. On occasion, we may also use a probability weighted estimated return model to (i) provide an additional data point for a Monte Carlo simulation and (ii) to calculate the fair value of contingent consideration for immaterial acquisitions.

Over the past two quarters, we have made two large acquisitions that included significant portions of contingent consideration. The aggregate fair value of our contingent consideration liabilities as of March 31, 2022 was $218.7 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of March 31, 2022 was $323.8 million. Historically, all of the contingent consideration arrangements have paid out at the maximum achievable amount. We are uncertain whether this trend will continue in the future. Additionally, the earnouts completed in the past have involved substantially smaller amounts of contingent consideration as compared to the two recent acquisitions.

Goodwill. As of March 31, 2022 and December 31, 2021, we reported goodwill of $908.7 million and $698.6 million, respectively. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the segment to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually in the fourth quarter. Between the annual evaluation time, we will perform an evaluation of recoverability when events and circumstances indicate that that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions, and estimates about projected cash flows, discount rates and other factors. As of March 31, 2022, we continue to believe our goodwill is not impaired.

Overview of Current Business Environment

The fundamentals of the commercial real estate market continue to remain strong, particularly multifamily. Over the past two years, multifamily property fundamentals showed strength, with multifamily occupancy rates, demand for new leases, and retention rates at record highs. According to RealPage, a provider of commercial real estate data and analytics, occupancy rates have increased to 97.6% as of March 2022, compared to 95.8% as of December 2019, prior to the start of the pandemic. Additionally, the continued demand combined with limited supply of multifamily units drove rental rates higher for both new leases and renewals, with rent growth increasing by 15.2% year over year as of March 2022. Higher occupancy rates coupled with limited supply and rent growth indicate a robust and healthy multifamily market.

Macroeconomic conditions impacting multifamily markets have stabilized in the first quarter of 2022, with the national unemployment rate falling to pre-pandemic lows of 3.6% as of both March 2022 and December 2019. The low unemployment rate coupled with higher inflation rates seen during 2021 and into the first quarter of 2022 resulted in the Federal Reserve increasing its target Federal Funds Rate by 0.25% with a target range of 0.25% to 0.50% and an acceleration of the reduction of its holdings in Treasury securities and Agency mortgage-backed securities (“Agency MBS”). Both of these actions by the Federal Reserve have resulted in an increase in long-term mortgage interest rates, which form the basis of most of our lending.

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

The FHFA establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In October 2021, the FHFA established Fannie Mae’s and Freddie Mac’s 2022 loan origination caps at $78 billion each for all multifamily business. In the first quarter of 2022, Fannie Mae and Freddie Mac had multifamily origination volumes of $16.0 billion and $14.9 billion, respectively, down 25.6% and up 6.4%, respectively, from the first quarter of 2021.

As part FHFA’s 2022 loan origination caps, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. Additionally, in 2021 the FHFA raised the GSEs’ combined LIHTC investment cap to $1.7 billion, up 70% from the previous cap of $1.0 billion. We intend to leverage our affordable debt financing and our newly acquired LIHTC syndication platforms to create additional growth opportunities for our debt financing, property sales, and LIHTC syndication platforms.

Our debt financing operations with HUD fell during the first quarter of 2022, as we had strong HUD originations during the first quarter of 2021. HUD loan volumes accounted for 4% of our total debt financing volumes for the quarter ended March 31, 2022, compared to 8% for the quarter ended March 31, 2021. The decline in HUD debt financing volumes as a percentage of our total debt financing volumes was driven by a combination of higher HUD debt financing volumes in the first quarter of 2021 and growth in our other debt financing products.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams from future servicing fees. During the first quarter of 2022, servicing fees were up 10% compared to the same quarter in 2021, due to the continued growth in our Agency servicing portfolio. A decline in our Agency originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with debt financing volume and future servicing fee revenue would be constrained or decline.

Our multifamily property sales volumes continued to grow significantly in 2022, as (i) the multifamily acquisitions market continues to be very active during the year and (ii) we continue to leverage the expanded the number of property sales brokers and the geographical reach of our property sales platform. Long term, we believe the market fundamentals will continue to be positive for multifamily property sales. Over the last several years, and throughout the pandemic, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily property sales market were strong prior to the pandemic, and, when combined with high occupancy and rent growth and rising real-estate prices, it is our expectation that market demand for multifamily property sales will continue to grow as this asset class remains an attractive investment option.

Our debt brokerage platform continued its growth from 2021, with brokered volume increasing during the first quarter of 2022. The increase in volume in 2022 reflects the continued demand from private capital providers, with activity focused not only on multifamily but also on other commercial real estate assets such as office and retail. We expect non-multifamily debt financing volumes to continue to recover over time as other commercial real estate asset classes stabilize post-pandemic.

We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and to dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. For the quarter ended March 31, 2022, we originated $86.3 million of Interim Program JV loans, compared to $144.5 million of originations for the same period last year. In 2020, we had few originations of new Interim Program loans as a result of the pandemic. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2022 and 2021. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended
	March 31,
(dollars in thousands; except per share data)	2022	2021
Transaction Volume:
Total Debt Financing Volume	$9,135,017	$7,826,869
Property Sales Volume	3,531,690	1,395,760
Total Transaction Volume	$12,666,707	$9,222,629

Key Performance Metrics:
Operating margin	28%	33%
Return on equity	19	19
Walker & Dunlop net income	$71,209	$58,052
Adjusted EBITDA(1)	62,636	60,667
Diluted EPS	2.12	1.79

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	45%	43%
Other operating expenses	10	8

	As of March 31,
Managed Portfolio:	2022	2021
Total Servicing Portfolio	$116,257,265	$109,867,270
Assets under management	16,687,112	1,836,086
Total Managed Portfolio	$132,944,377	$111,703,356
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”

The following table presents a period-to-period comparison of our financial results for the three months ended March 31, 2022 and 2021.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$82,310	$75,879	$6,431	8%
Fair value of expected net cash flows from servicing, net	52,730	57,935	(5,205)	(9)
Servicing fees	72,681	65,978	6,703	10
Property sales broker fees	23,398	9,042	14,356	159
Net warehouse interest income	4,773	4,555	218	5
Escrow earnings and other interest income	1,803	2,117	(314)	(15)
Other revenues	81,749	8,782	72,967	831
Total revenues	$319,444	$224,288	$95,156	42

Expenses
Personnel	$144,181	$96,215	$47,966	50%
Amortization and depreciation	56,152	46,871	9,281	20
Provision (benefit) for credit losses	(9,498)	(11,320)	1,822	(16)
Interest expense on corporate debt	6,405	1,765	4,640	263
Other operating expenses	32,214	17,587	14,627	83
Total expenses	$229,454	$151,118	$78,336	52
Income from operations	$89,990	$73,170	$16,820	23
Income tax expense	19,460	15,118	4,342	29
Net income before noncontrolling interests	$70,530	$58,052	$12,478	21
Less: net income (loss) from noncontrolling interests	(679)	—	(679)	N/A
Walker & Dunlop net income	$71,209	$58,052	$13,157	23

Overview

Other revenues for the three months ended March 31, 2022 primarily consisted of the following: (i) $39.6 million of Apprise revaluation gain (as defined below), (ii) $12.7 million of investment management fees, (iii) $9.8 million of prepayment and application fees, and (iv) $4.5 million of research subscription fees. Other revenues for the three months ended March 31, 2021 primarily consisted of $5.5 million of prepayment and application fees and $2.7 million of investment management fees.

The increase in revenues was primarily driven by increases in loan origination and debt brokerage fees, net (“origination fees”), servicing fees, property sales broker fees, and other revenues, partially offset by a decrease in the fair value of expected net cash flows from servicing, net (“MSR Income”). The increase in origination fees was primarily related to an overall increase in debt financing volume, particularly in our Fannie Mae and brokered debt financing volumes. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was a result of a substantial increase in property sales volume. Other revenues increased primarily as a result of increases in: (i) a one-time gain from the revaluation of our previously held equity-method investment in Apprise (“Apprise revaluation gain”), (ii) prepayment fees, and (iii) asset management and research subscription fees from our subsidiaries acquired in the second half of 2021. MSR Income decreased due to a decrease in the MSR Rate (defined below in the discussion of our capital markets segment results) resulting from a change in the transaction mix and a decrease in the profitability of our Fannie Mae and HUD products.

The increase in expenses was due to a decrease in the benefit for credit losses and increases in all other expense categories. The increase in personnel expenses was primarily a result of increases in commission costs due to the increases in origination fees and property sales brokers fees and salaries and benefits costs driven by an increase in the average headcount. Amortization and depreciation expense increased primarily due to an increase in the average MSR balance. Interest expense on corporate debt increased due to the increase in the size of the debt outstanding and the assumption of Alliant’s note payable the fourth quarter of 2021. Other operating expenses increased largely as a result of (i) the overall growth of the Company over the past year, (ii) an increase in travel and entertainment costs compared to 2021 when our travel and entertainment expenses were depressed due to the on-going effects of the pandemic, and (iii) acquisition related costs.  The decrease in the benefit for credit losses was due to a lower reduction to one of the loss rates used to calculate our CECL reserves.

Income Tax Expense. The increase in income tax expense relates primarily to the 23% increase in income from operations and a 70-basis point increase in the estimated annual effective tax rate, partially offset by a $0.8 million increase in realizable excess tax benefits.

We do not expect our annual estimated effective tax rate to differ significantly from the 26.9% rate estimated for the three months ended March 31, 2022. Accordingly, we expect an estimated effective tax rate of between approximately 26.5% and 27.5% for the remainder of the year. The effective tax rate increased year over year from 20.7% in 2021 to 21.6% in 2022 due to the factors noted above.

A discussion of the financial results for our segments is included further below.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our term loan and Alliant’s note payable, and amortization and depreciation, adjusted for provision (benefit) for credit losses net of write-offs, stock-based incentive compensation charges, the fair value of expected net cash flows from servicing, net, and the gain from revaluation of a previously held equity-method investment. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended
	March 31,
(in thousands)	2022	2021
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$71,209	$58,052
Income tax expense	19,460	15,118
Interest expense on corporate debt	6,405	1,765
Amortization and depreciation	56,152	46,871
Provision (benefit) for credit losses	(9,498)	(11,320)
Net write-offs	—	—
Share-based compensation expense	11,279	8,116
Gain from revaluation of previously held equity-method investment	(39,641)	—
Fair value of expected net cash flows from servicing, net	(52,730)	(57,935)
Adjusted EBITDA	$62,636	$60,667

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three months ended March 31, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$82,310	$75,879	$6,431	8%
Servicing fees	72,681	65,978	6,703	10
Property sales broker fees	23,398	9,042	14,356	159
Net warehouse interest income	4,773	4,555	218	5
Escrow earnings and other interest income	1,803	2,117	(314)	(15)
Other revenues	42,787	8,782	34,005	387
Personnel	(132,902)	(88,099)	(44,803)	51
Net write-offs	—	—	—	N/A
Other operating expenses	(32,214)	(17,587)	(14,627)	83
Adjusted EBITDA	$62,636	$60,667	$1,969	3

Loan origination and debt brokerage fees, net increased due to increases in overall debt financing volumes, particularly in our Fannie Mae and brokered debt financing volumes. Servicing fees increased due to growth in the average servicing portfolio period over period. Property sales broker fees increased as a result of the increase in property sales volumes. Other revenues increased primarily due to an increase in asset management and research subscription fees generated from our acquired subsidiaries in the second half of 2021. The increases in personnel expense were primarily due to increased commission costs due to the increases in total transaction volumes and salaries and benefits resulting from growth in average headcount. Other operating expenses increased as a result of the overall growth of the Company over the past year, increased travel and entertainment costs, and increased acquisition related costs.

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

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. Our cash flows from investing activities also include the funding and repayment of loans held for investment, contributions to and distributions from joint ventures, purchases of equity-method investments, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions and MSR portfolio purchases.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2022 and 2021.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the three months ended March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Net cash provided by (used in) operating activities	$971,928	$1,315,692	$(343,764)	(26)%
Net cash provided by (used in) investing activities	(44,440)	81,179	(125,619)	(155)
Net cash provided by (used in) financing activities	(1,096,656)	(1,423,259)	326,603	(23)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	224,012	331,614	(107,602)	(32)

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$1,013,187	$1,340,034	$(326,847)	(24)%
Net cash provided by (used in) operating activities, excluding loan origination activity	(41,259)	(24,342)	(16,917)	69

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(7,010)	$(2,000)	$(5,010)	251%
Proceeds from the prepayment/sale of pledged AFS securities	1,672	20,884	(19,212)	(92)
Purchase of equity-method investments	(5,941)	(1,124)	(4,817)	429
Acquisitions, net of cash received	(78,465)	(7,506)	(70,959)	945
Capital expenditures	(11,790)	(1,794)	(9,996)	557
Net payoff of (investment in) loans held for investment	52,893	79,745	(26,852)	(34)
Net distributions from (investments in) joint ventures	4,201	(7,026)	11,227	160

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(1,006,545)	$(1,400,704)	$394,159	(28)%
Borrowings of interim warehouse notes payable	—	25,313	(25,313)	(100)
Repayments of interim warehouse notes payable	(11,200)	(29,534)	18,334	(62)
Repayments of notes payable	(13,759)	(745)	(13,014)	1,747
Payment of contingent consideration	(17,612)	—	(17,612)	N/A
Repurchase of common stock	(27,049)	(13,374)	(13,675)	102
Cash dividends paid	(20,077)	(16,052)	(4,025)	25

The change in cash flows from operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The decrease in cash flows received in loan origination activities is primarily attributable to a net decrease in sales (net cash received) outpacing originations by $1.0 billion in 2022 compared to $1.3 billion in 2021. Our Agency debt financing activity decreased in 2021, which resulted in a lower loan held for sale balance as of December 31, 2021 compared to December 31, 2020 resulting in fewer loans transferred in 2022 compared to 2021. Excluding cash used for the origination and sale of loans, cash flows used in operating activities were $41.3 million in 2022, up from $24.3 million in 2021. The increase is primarily the result of a $39.6 million reduction for the Apprise revaluation gain in 2022 with no comparable activity in 2021, partially offset by a $12.6 million lower use for other operating activities, net, and a $12.5 million increase in net income before noncontrolling interest. The significant decrease in Total cash over the past year is largely attributable to acquisition activity, partially offset by an increase in our long-term debt.

The change in cash flows provided by investing activities in 2021 to cash used in investing activities in 2022 was due to (i) an increase in the cash used in acquisitions due to an increase in the size of the acquisition in 2022 compared to 2021, (ii) a decrease in the net payoff of loans held for investment, (iii), a decrease in the payoff of pledged AFS securities, which is unpredictable, (iv) an increase in capital expenditures due to the build out of our new corporate headquarters, (v) an increase in the purchase of equity-method investments as capital calls for capital commitments increased year over year, and (vi) an increase in the purchase of AFS securities, partially offset by a reduction in the net investment in joint ventures. In the first quarter of 2021, we had one small acquisition compared to the GeoPhy acquisition, which was substantially larger, resulting in an increase in cash used for acquisitions. Net payoff of loans held for investment decreased as there were fewer payoffs in 2022 than in 2021. Our purchases of AFS securities increased in 2022 as we reinvested the funds from the payoff of AFS securities late in 2021.

The decrease in cash used by financing activity was primarily attributable to a decrease in net warehouse repayments, partially offset by increases in (i) the net repayment of interim warehouse notes payables, (ii) repayments of notes payable, (iii) repurchase of common stock, (iv)

dividends paid, and (v) cash payments of contingent consideration liabilities. The decrease in the net repayment in warehouse notes payable was due to the aforementioned decrease in cash received from loan origination activity. The increase in net cash repayments of interim warehouse notes payable was primarily due to a reduction in borrowings. The increase in repayments of notes payable was due to the quarterly paydowns of a note payable at our subsidiary, Alliant. The Alliant note payable requires much more significant paydowns than our corporate debt. The increase in cash paid for repurchases of common stock was related to significant vesting events in our various share-based compensation plans. Cash dividends paid increased largely as a result of the increase in our dividend to $0.60 per share in 2022 compared to $0.50 per share in 2021.

Segment Results

The Company is managed based on our three operating segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the operating segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended
	March 31,
(in thousands; except per share data)	2022	2021
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$1,998,374	$1,533,024
Freddie Mac	987,849	1,012,720
Ginnie Mae ̶ HUD	391,693	622,133
Brokered(1)	5,643,081	4,302,492
Total Debt Financing Volume	$9,020,997	$7,470,369
Property Sales Volume	3,531,690	1,395,760
Total Transaction Volume	$12,552,687	$8,866,129

Key Performance Metrics:
Operating Margin	36%	48%
Adjusted EBITDA(2)	$11,256	$17,131

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees(3)	0.90%	1.02%
MSR income(4)	0.58	0.78
MSR income, as a percentage of Agency debt financing volume(4)	1.56	1.83
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures”.
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and debt financing volume from Principal Lending and Investing.
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$81,823	$75,295	$6,528	9%
Fair value of expected net cash flows from servicing, net	52,730	57,935	(5,205)	(9)
Property sales broker fees	23,398	9,042	14,356	159
Net warehouse interest income, loans held for sale	3,530	2,459	1,071	44
Other revenues	2,763	2,560	203	8
Total revenues	$164,244	$147,291	$16,953	12

Expenses
Personnel	$98,726	$72,635	$26,091	36%
Amortization and depreciation	—	521	(521)	(100)
Other operating expenses	6,111	3,402	2,709	80
Total expenses	$104,837	$76,558	$28,279	37
Income from operations	$59,407	$70,733	$(11,326)	(16)
Income tax expense	12,847	14,615	(1,768)	(12)
Net income	$46,560	$56,118	$(9,558)	(17)

Revenues

Loan origination and debt brokerage fees, net (“origination fees”) and Fair value of expected net cash flows from servicing, net (“MSR Income”). The following tables provide additional information that helps explain changes in origination fees and MSR Income period over period:

	For the three months ended
	March 31,
Debt Financing Volume by Product Type	2022	2021
Fannie Mae	22%	21%
Freddie Mac	11	14
Ginnie Mae ̶ HUD	4	8
Brokered	63	57

	For the three months ended
	March 31,
Mortgage Banking Details (basis points)	2022	2021
Origination Fee Rate (1)	90	102
Basis Point Change	(12)
Percentage Change	(12)%
MSR Rate (2)	58	78
Basis Point Change	(20)
Percentage Change	(26)%
Agency MSR Rate (3)	156	183
Basis Point Change	(27)
Percentage Change	(15)%
(1)	Loan origination and debt brokerage fees, net as a percentage of total mortgage banking volume.
(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR Income as a percentage of Agency debt financing volume.

The increase in origination fees was driven by the increase in overall debt financing volume, particularly the substantial growth in our Fannie Mae and brokered debt financing volume, which grew by 30% and 31%, respectively, from 2021. The increase in origination fees due to the increase in volume was partially offset by a decrease in the origination fee rate resulting from the shift in transaction mix from 43% Agency loans in 2021 to 37% Agency loans in 2022, and specifically from lower HUD volumes in the first quarter of 2022 as compared to the first quarter of 2021. We typically earn higher origination fees on Agency loans than brokered loans.

The decrease in MSR Income was primarily a result of a decrease in the MSR Rate due to the aforementioned change in transaction mix and a decline in the Agency MSR Rate, partially offset by a 7% percent increase in Agency debt financing volume. The decrease in Agency MSR rate was the result of the significant decline in HUD debt financing volume as HUD loans have the highest MSR margins of all our products. Additionally, the weighted-average servicing fee for our Fannie Mae debt financing volume decreased 25% year over year.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Property sales broker fees. The increase in property sales broker fees was driven by significant increases in the property sales volumes year over year. See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in property sales volumes.

Net Warehouse Interest Income, loans held for sale. The increase in net warehouse interest income was primarily due to the increase in the net spread shown below, as the short-term interest rates upon which we incur interest expense increased at a slower rate than the mortgage rates upon which we earn interest income. The increase in net warehouse interest income was partially offset by a lower average balance of loans held for sale outstanding in 2022 compared to 2021.

	For the three months ended
	March 31,
Net Warehouse Interest Income Details (dollars in thousands)	2022	2021
Average LHFS Outstanding Balance	$1,145,882	$1,503,204
Dollar Change	$(357,322)
Percentage Change	(24)%
LHFS Net Spread (basis points)	123	65
Basis Point Change	58
Percentage Change	89%

Expenses

Personnel. The increase was primarily the result of (i) a $15.7 million increase in commission costs due to higher origination fees and property sales broker fees, (ii) a $4.5 million increase in salaries and benefits due to a higher average headcount to support our growth efforts, and (iii) a $5.0 million increase in the accrual for subjective bonuses due to the increase in average headcount and the Company’s financial performance.

Other Operating Expenses. The increase primarily stemmed from a $2.3 million increase in travel and entertainment costs associated with the growth of the Company and increased travel costs as our bankers and brokers attended more in person meetings compared to the first quarter of 2021.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations.

Non-GAAP Financial Measures

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measures. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended
	March 31,
(in thousands)	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$46,560	$56,118
Income tax expense	12,847	14,615
Amortization and depreciation	—	521
Share-based compensation expense	4,579	3,812
Fair value of expected net cash flows from servicing, net	(52,730)	(57,935)
Adjusted EBITDA	$11,256	$17,131

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$81,823	$75,295	$6,528	9%
Property sales broker fees	23,398	9,042	14,356	159
Net warehouse interest income, loans held for sale	3,530	2,459	1,071	44
Other revenues	2,763	2,560	203	8
Personnel	(94,147)	(68,823)	(25,324)	37
Other operating expenses	(6,111)	(3,402)	(2,709)	80
Adjusted EBITDA	$11,256	$17,131	$(5,875)	(34)

Loan origination and debt brokerage fees, net increased due to increases in overall debt financing volumes. Property sales broker fees increased as a result of the significant increases in property sales volumes. Net warehouse interest income, loans held for sale increased primarily due to an increase in the net spread, partially offset by a decrease in the average balance outstanding. The increases in personnel expense were primarily due to increased (i) commission costs due to the increases in total transaction volumes, (ii) salaries and benefits resulting from increases in average headcount from strategic acquisitions and hiring initiatives, and (iii) accrual for subjective bonuses due to the increase in the average headcount and the Company’s financial performance. Other operating expenses increased as a result of the increased travel and marketing costs.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(dollars in thousands)	As of March 31,
Managed Portfolio:	2022	2021
Components of Servicing Portfolio
Fannie Mae	$54,000,550	$50,113,076
Freddie Mac	36,965,185	37,695,462
Ginnie Mae - HUD	9,954,262	9,754,667
Brokered (1)	15,115,619	12,090,825
Principal Lending and Investing (2)	221,649	213,240
Total Servicing Portfolio	$116,257,265	$109,867,270
Assets under management	16,687,112	1,836,086
Total Managed Portfolio	$132,944,377	$111,703,356

	For the three months ended
	March 31,
Key Volume and Performance Metrics:	2022	2021
Principal Lending and Investing Origination Volume(3)	$114,020	$178,250
Adjusted EBITDA(4)	87,773	69,419
Operating Margin	37%	44%

	As of March 31,
Key Servicing Portfolio Metrics:	2022	2021
Custodial escrow account balance (in billions)	$2.5	$2.5
Weighted-average servicing fee rate (basis points)	25.0	24.3
Weighted-average remaining servicing portfolio term (years)	9.1	9.2

	As of March 31,
Components of assets under management (in thousands)	2022	2021
Alliant(5)
Syndication	$13,928,089	$—
Real Estate Investment	557,475	—
Total Alliant assets under management	$14,485,564	$—

WDIP
Funds	$609,717	$670,872
Separate accounts	661,535	504,215
Total WDIP assets under management	$1,271,252	$1,175,087

Interim Program JV Managed Loans(6)	$930,296	$660,999

Total assets under management	$16,687,112	$1,836,086

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	For the three months ended March 31, 2022, includes $86.3 million from the Interim Program JV and $27.7 million from WDIP separate accounts. For the three months ended March 31, 2021, includes $144.5 million from the Interim Program JV and $33.8 million from the Interim Loan Program.

(4)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures”.
(5)	Alliant assets under management were acquired in December 2021.
(6)	As of March 31, 2022, only comprised of Interim Program JV managed loans. As of March 31, 2021, includes $587.7 million of Interim Program JV managed loans and $73.3 million of loans serviced directly for the Interim Program JV partner.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$487	$584	$(97)	(17)%
Servicing fees	72,681	$65,978	6,703	10
Net warehouse interest income, loans held for investment	1,243	2,096	(853)	(41)
Escrow earnings and other interest income	1,758	1,999	(241)	(12)
Other revenues	34,897	7,508	27,389	365
Total revenues	$111,066	$78,165	$32,901	42

Expenses
Personnel	$18,638	$7,111	$11,527	162%
Amortization and depreciation	54,931	45,378	9,553	21
Provision (benefit) for credit losses	(9,498)	(11,320)	1,822	(16)
Other operating expenses	6,119	2,253	3,866	172
Total expenses	$70,190	$43,422	$26,768	62
Income from operations	$40,876	$34,743	$6,133	18
Income tax expense	8,839	7,178	1,661	23
Income before noncontrolling interests	$32,037	$27,565	$4,472	16
Less: net income (loss) from noncontrolling interests	(679)	—	(679)	N/A
Net income	$32,716	$27,565	$5,151	19

Revenues

Servicing Fees. The increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, primarily due to a $3.9 billion net increase in Fannie Mae serviced loans and a $3.0 billion net increase in brokered loans serviced over the past year, coupled with an increase in the servicing portfolio’s average servicing fee rate as shown below. The increase in the average servicing fee is the result of the large volume of Fannie Mae debt financing volume over the past year.

	For the three months ended
	March 31,
Servicing Fees Details (dollars in thousands)	2022	2021
Average Servicing Portfolio	$116,137,461	$108,568,268
Dollar Change	7,569,193
Percentage Change	7%
Average Servicing Fee (basis points)	24.9	24.2
Basis Point Change	0.8
Percentage Change	3%

Other Revenues. The increase was primarily attributable to: (i) an $18.5 million increase in asset management fees and other Alliant revenues, (ii) a $4.1 million increase in research subscription fees, and (iii) a $5.0 million increase in prepayment penalties. The increase in asset management fees and other Alliant revenues was driven by our Alliant LIHTC operations, and the research subscription fees increase was driven by Zelman, both of which were acquired in the second half of 2021. The increase in prepayment fees was due to a substantial increase in the volume of loans that prepaid year over year due to anticipated changes in the interest rate environment.

Expenses

Personnel. The increase was the result of an $11.4 million increase in salaries and benefits due to growth in headcount as a result of strategic acquisitions that occurred during the second half of 2021.

Amortization and Depreciation. The increase was primarily attributed to loan origination activity and the resulting growth in the average MSR balance. Over the past 12 months, we have added $66.7 million of MSRs, net of amortization and write offs due to prepayment. Additionally, we had a $3.3 million increase in amortization of intangible assets from our strategic investments in 2021.

Provision (Benefit) for Credit Losses. The benefit for credit losses for first quarter of 2022 was primarily attributable to the update in our historical loss rate factor that is based on a 10-year rolling period. The historical loss rate decreased to 1.2 basis points as of March 31, 2022 compared to 1.8 basis points as of December 31, 2021. In response to improving unemployment statistics and the expected continued overall health of the multifamily market, we adjusted the loss rate for the forecast period downwards to four basis points as of March 31, 2021 from six basis points as of December 31, 2020, resulting in the benefit for risk-sharing obligations for the first quarter of 2021.

Other Operating Expenses. The increase primarily stemmed from a $2.5 million increase in office and other expenses and a $1.2 million increase in professional fees to support growth in our operations.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportional-ly based on each segment’s income from operations.

Non-GAAP Financial Measures

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measures. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,
(in thousands)	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$32,716	$27,565
Income tax expense	8,839	7,178
Amortization and depreciation	54,931	45,378
Provision (benefit) for credit losses	(9,498)	(11,320)
Net write-offs	—	—
Share-based compensation expense	785	618
Adjusted EBITDA	$87,773	$69,419

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$487	$584	$(97)	(17)
Servicing fees	72,681	65,978	6,703	10
Net warehouse interest income, loans held for investment	1,243	2,096	(853)	(41)
Escrow earnings and other interest income	1,758	1,999	(241)	(12)
Other revenues	35,576	7,508	28,068	374
Personnel	(17,853)	(6,493)	(11,360)	175
Net write-offs	—	—	—	N/A
Other operating expenses	(6,119)	(2,253)	(3,866)	172
Adjusted EBITDA	$87,773	$69,419	$18,354	26

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations and relatively few payoffs in the quarter. Other revenues increased primarily due to the addition of asset management and other fees and research subscription fees resulting from our acquisitions in the second of half of 2021 and an increase in prepayment penalties. Personnel and Other operating expenses increased due to growth in headcount and operations from the aforementioned acquisitions.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Other interest income	$45	$118	$(73)	(62)%
Other revenues	44,089	(1,286)	45,375	(3,528)
Total revenues	$44,134	$(1,168)	$45,302	(3,879)

Expenses
Personnel	$26,817	$16,469	$10,348	63%
Amortization and depreciation	1,221	972	249	26
Interest expense on corporate debt	6,405	1,765	4,640	263
Other operating expenses	19,984	11,932	8,052	67
Total expenses	$54,427	$31,138	$23,289	75
Income from operations	$(10,293)	$(32,306)	$22,013	(68)
Income tax expense	(2,226)	(6,675)	4,449	(67)
Net income	$(8,067)	$(25,631)	$17,564	(69)

Adjusted EBITDA	$(36,393)	$(25,883)	$(10,510)	41%

Revenues

Other Revenues. The increase was primarily due to the $39.6 million Apprise revaluation gain. As part of our acquisition of GeoPhy, we acquired the other 50% interest in Apprise. The revaluation of our existing 50% ownership interest with a carrying value of $18.9 million to a fair value of $58.5 million resulted in a $39.6 million gain. The remaining increase was due to a $6.0 million increase in income from our other equity-method investments.

Expenses

Personnel. The increase was primarily the result of a $8.2 million increase in salaries and benefits and in the accrual for subjective bonuses due to the increase in average headcount and the Company’s financial performance and a $2.2 million increase in stock-based compensation expense due to higher stock-based compensation expense associated with our performance share plans due to the Company’s financial performance.

Interest expense on corporate debt. The increase was driven by an increase of slightly more than 100% in the size of our corporate debt during the fourth quarter of 2021 and an increase in interest expense related to a note payable at our subsidiary, Alliant, which we assumed in the fourth quarter of 2021.

Other Operating Expenses. The increase was primarily due to: (i) a $5.3 million increase in professional fees largely due to increases in legal and other professional fees related to our acquisitions and growth of the Company, (ii) a $1.2 million increase in office expenses related to the growth of the company and acquired offices, and (iii) a $1.1 million increase in travel and entertainment costs attributable to the growth of the Company and as travel and entertainment costs in 2021 were depressed due to the pandemic.

Non-GAAP Financial Measures

A reconciliation of adjusted EBITDA for our Corporate segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measures. Corporate adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

CORPORATE

	For the three months ended
	March 31,
(in thousands)	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$(8,067)	$(25,631)
Income tax expense	(2,226)	(6,675)
Interest expense on corporate debt	6,405	1,765
Amortization and depreciation	1,221	972
Share-based compensation expense	5,915	3,686
Gain from revaluation of previously held equity-method investment	(39,641)	—
Adjusted EBITDA	$(36,393)	$(25,883)

The following table presents a period-to-period comparison of the components of Corporate adjusted EBITDA for the three months ended March 31, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Other interest income	45	118	(73)	(62)
Other revenues	4,448	(1,286)	5,734	(446)
Personnel	(20,902)	(12,783)	(8,119)	64
Other operating expenses	(19,984)	(11,932)	(8,052)	67
Adjusted EBITDA	$(36,393)	$(25,883)	$(10,510)	41

Other revenues increased primarily due to our equity method investments generating income in 2022 compared to losses in 2021. The increase in personnel expense were primarily due to increased salaries and benefits resulting from increases in average headcount and the Company’s financial performance. Other operating expenses increased as a result of the overall growth of the Company over the past year and from increased professional costs associated with acquisitions.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

       Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) fund loans held for investment under the Interim Loan Program; (iii) pay cash dividends; (iv) fund our portion of the equity necessary for the operations of the Interim Program JV, our appraisal JV, and other equity-method investments; (v) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage;(vi) make payments related to earnouts from acquisitions, (vii) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnerships contributions, servicing advances and payments for salaries, commissions, and income taxes,; and (viii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of March 31, 2022. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of March 31, 2022, the net worth requirement was $261.2 million, and our net worth was $704.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2022, we were required to maintain at least $51.8 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2022, we had operational liquidity of $98.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.60 per share for the first quarter of 2022, which is 20% higher than the quarterly dividend paid in the first quarter of 2021. On May 4, 2022, the Company’s Board of Directors declared a dividend of $0.60 per share for the second quarter of 2022. The dividend will be paid on June 3, 2022 to all holders of record of our restricted and unrestricted common stock as of May 19, 2022.

Over the past three years, we have returned $188.3 million to investors in the form of the repurchase of 0.5 million shares of our common stock under share repurchase programs for a cost of $30.5 million and cash dividend payments of $157.8 million. Additionally, we have invested $834.9 million in acquisitions. On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of March 31, 2022, we did not fully fund any such loans. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2022, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 13, 2022. Through March 31, 2022 we have not repurchased any shares under the 2022 repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and cash held in collection accounts to be used to fund the repayment of the Alliant note payable. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of March 31, 2022, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $107.6 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2022 collateral requirements as outlined above. As of March 31, 2022, reserve requirements for the March 31, 2022 DUS loan portfolio will require us to fund $68.2 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2022.

Sources of Liquidity: Warehouse Facilities and Notes Payable

Warehouse Facilities

We utilize a combination of warehouse facilities and notes payable to provide funding for our operations. We utilize warehouse facilities to fund our Agency Lending, Interim Loan Program, and LIHTC operations. Our ability to originate Agency mortgage loans and loans held for investments depends upon our ability to secure and maintain these types of short-term financing agreements on acceptable terms.  For a detailed description of the terms of each warehouse agreement including the affirmative and negative covenants, refer to “Warehouse Facilities” in NOTE 6 in the consolidated financial statements in our 2021 Form 10-K, updated in NOTE 6 in the condensed consolidated financial statements in this Form 10-Q.

Notes Payable

We have a senior secured credit agreement (the “Credit Agreement”) that provides for a $600 million term loan (the “Term Loan”) that bears interest at Adjusted Term SOFR plus 225 basis points with a floor of 50 basis points and has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Credit Agreement). At any time, we may also elect to request one or more incremental term loan commitments not to exceed the lesser of $230 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that total indebtedness would not cause the leverage ratio to exceed 3.00 to 1.00. As of March 31, 2022, the outstanding principal balance of the Term Loan was $598.5 million. The note payable and the warehouse facilities are senior obligations of the Company. As of March 31, 2022, we were in compliance with all covenants related to the Credit Agreement.

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2021 Form 10-K. There have been no changes to the Credit Agreement in 2022.

We have a note payable through our wholly owned subsidiary Alliant, which has an outstanding balance of $132.9 million as of March 31, 2022 and bears interest at a fixed rate of 4.75%. The note has a stated maturity of January 15, 2035 and requires quarterly payments of principal, interest, and other required priority items shortly after the beginning of each quarter as further detailed in “Notes Payable – Alliant Note Payable” in NOTE 6 in the consolidated financial statements in our 2021 Form 10-K. There have no changes to the terms of the note during 2022.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	March 31,
(dollars in thousands)	2022	2021
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$46,194,756	$41,152,790
Fannie Mae Modified Risk	7,794,710	8,941,234
Freddie Mac Modified Risk	23,715	37,006
Total risk-sharing servicing portfolio	$54,013,181	$50,131,030

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$11,084	$19,052
Freddie Mac No Risk	36,941,470	37,658,456
GNMA - HUD No Risk	9,954,262	9,754,667
Brokered	15,115,619	12,090,825
Total non-risk-sharing servicing portfolio	$62,022,435	$59,523,000
Total loans serviced for others	$116,035,616	$109,654,030
Interim loans (full risk) servicing portfolio	221,649	213,240
Total servicing portfolio unpaid principal balance	$116,257,265	$109,867,270

Interim Program JV Managed Loans (1)	930,296	660,999

At risk servicing portfolio (2)	$50,176,521	$45,796,952
Maximum exposure to at risk portfolio (3)	10,178,454	9,304,440
Defaulted loans	78,659	48,481

Defaulted loans as a percentage of the at-risk portfolio	0.16%	0.11%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.11	0.14
Allowance for risk-sharing as a percentage of maximum exposure	0.52	0.69
(1)	As of March 31, 2022, this balance consists entirely of Interim Program JV managed loans. As of March 31, 2021, this balance consists of $73.3 million of loans serviced directly for the Interim Program JV partner and $587.7 million of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

The calculated CECL reserve for the Company’s $49.7 billion at-risk Fannie Mae servicing portfolio as of March 31, 2022 was $42.5 million compared to $52.3 million as of December 31, 2021. The significant decrease in the CECL reserve was principally related to a reduction in our historical loss factor.

As of March 31, 2022, three at-risk loans with an aggregate UPB of $78.7 million were in default compared to two loans with an aggregated UPB of $48.5 million as of March 31, 2021. The collateral-based reserve on defaulted loans was $10.8 million and $7.6 million as of March 31, 2022 and March 31, 2021, respectively. We had a benefit for risk-sharing obligations of $9.4 million for the three months ended March 31, 2022 compared to a benefit for risk-sharing obligations of $10.7 million for the three months ended March 31, 2021.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track 30-day LIBOR. 30-day LIBOR as of March 31, 2022 and 2021 was 45 basis points and 11 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of March 31,
Change in annual escrow earnings due to: (in thousands)	2022	2021
100 basis point increase in 30-day LIBOR	$24,807	$25,292
100 basis point decrease in 30-day LIBOR(1)	(4,543)	(2,594)

The borrowing cost of our warehouse facilities used to fund loans held for sale, loans held for investment, and investments in tax credit equity is based on LIBOR or Adjusted Term Secured Overnight Financing Rate (“SOFR”). The base SOFR was 29 basis points as of March 31, 2022. The interest income on our loans held for investment is based on LIBOR. The LIBOR reset date for loans held for investment is the same date as the LIBOR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in LIBOR or Adjusted Term SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of March 31,
Change in annual net warehouse interest income due to: (in thousands)	2022	2021
100 basis point increase in SOFR or 30-day LIBOR	$(8,929)	$(8,744)
100 basis point decrease in SOFR or 30-day LIBOR (1)(2)	3,295	540

Our Term Loan is based on Adjusted Term SOFR as of March 31, 2022. In December 2021, we fully paid the prior $300 million term loan agreement, which was based on interest at 30-day LIBOR and entered into a $600 million note payable with an interest based Adjusted Term SOFR and a SOFR floor of 50 basis points. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR or 30-day LIBOR as of March 31, 2022 and March 31, 2021, respectively, based on our current and previous notes payable balance outstanding at each period end. The Alliant note payable is fixed-rate debt; therefore, there is no impact to our earnings related to this debt when interest rates change.

	As of March 31,
Change in annual income from operations due to: (in thousands)	2022	2021
100 basis point increase in SOFR or 30-day LIBOR	$(4,728)	$(2,940)
100 basis point decrease in SOFR or 30-day LIBOR (1)(2)(3)	—	327
(1)	The decrease as of March 31, 2021 is limited to 30-day LIBOR as of March 31, 2021, as it was less than 100 basis points, or the interest rate floor, if applicable.
(2)	The decrease as of March 31, 2022 is limited to 30-day LIBOR or SOFR as of March 31, 2022, as they were less than 100 basis points, or the interest rate floor, if applicable.
(3)	As of March 31, 2022, the SOFR floor of 50 basis points was in effect, resulting in no impact from a 100-basis point decrease in SOFR.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $39.1 million as of March 31, 2022 compared to $36.0 million as of March 31, 2021. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of March 31, 2022 and March 31, 2021, 85% of the servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

London Interbank Offered Rate (“LIBOR”) Transition

In the first quarter of 2021, the United Kingdom’s Financial Conduct Authority, the regulator for the administration of LIBOR, announced specific dates for its intention to stop publishing LIBOR rates, including the 30-day LIBOR (our primary reference rate) which is scheduled for June 30, 2023. It is expected that legacy LIBOR-based loans will transition to Secured Overnight Financing Rate (“SOFR”) on or before June 30, 2023. With respect to the loans we underwrite and service, we have been working closely with the GSEs on this matter through our participation on subcommittees and advisory councils. We continue to monitor our LIBOR exposure, review legal contracts and assess fallback language impacts, engage with our clients and other stakeholders, and monitor developments associated with LIBOR alternatives. We have also updated our debt agreements with warehouse facility providers to include fallback language governing the transition and have already transitioned our Term Loan and three of our warehouse facilities to SOFR, and a fourth warehouse facility in the second quarter of 2022.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired Alliant on December 16, 2021 and GeoPhy on February 28, 2022. We have integrated the accounting processes and internal controls over financial reporting for Alliant and its affiliates into our internal control over financial reporting environment. The operations of GeoPhy are immaterial.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2021 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in the 2021 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2022, we purchased 195 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2022, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 13, 2022. During the quarter ended March 31, 2022 we did not repurchase any shares under this share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of March 31, 2022. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2022:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2022	5,985	138.18	—	75,000,000
February 1-28, 2022	156,391	139.75	—	75,000,000
March 1-31, 2022	33,055	131.32	—	75,000,000
1st Quarter	195,431	$138.28	—

On January 31, 2022, we issued 66,667 shares (the “Shares”) of our common stock as earnout consideration for our purchase of the noncontrolling interest from one of the members of WDIS in August 2020. The Shares are prohibited from being transferred until January 31, 2023. The issuance of the Shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

2.5

Purchase Agreement, dated as of August 30, 2021, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant Company, LLC, Alliant Capital, Ltd., Alliant Fund Asset Holdings, LLC, Alliant Asset Management Company, LLC, Alliant Strategic Investments II, LLC, ADC Communities, LLC, ADC Communities II, LLC, AFAH Finance, LLC, Alliant Fund Acquisitions, LLC, Vista Ridge 1, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horwitz (incorporated by reference to Exhibit 2.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021)

2.6

Share Purchase Agreement dated February 4, 2022 by and among Walker & Dunlop, Inc., WD-GTE, LLC, GeoPhy B.V. (“GeoPhy”), the several persons and entities constituting the holders of all of GeoPhy’s issued and outstanding shares of capital stock, and Shareholder Representative Services LLC, as representative of the Shareholders (incorporated by reference to Exhibit 2.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

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

*: Filed herewith.

**: Furnished herewith. Information in this Quarterly Report on Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walker & Dunlop, Inc.
Date: May 5, 2022	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 5, 2022	By:	/s/ Stephen P. Theobald
Stephen P. Theobald
Executive Vice President and Chief Financial Officer