Form 10-Q
period 2022-06-30
Walker & Dunlop, Inc.
filed 2022-08-04
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, there were 33,030,266 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$151,252	$305,635
Restricted cash	34,361	42,812
Pledged securities, at fair value	149,560	148,996
Loans held for sale, at fair value	931,516	1,811,586
Loans held for investment, net	247,243	269,125
Mortgage servicing rights	978,745	953,845
Goodwill	937,881	698,635
Other intangible assets	207,024	183,904
Derivative assets	59,810	37,364
Receivables, net	236,786	212,019
Committed investments in tax credit equity	187,393	177,322
Other assets	413,201	364,746
Total assets	$4,534,772	$5,205,989

Liabilities
Warehouse notes payable	$1,125,677	$1,941,572
Notes payable	719,210	740,174
Allowance for risk-sharing obligations	48,475	62,636
Derivative liabilities	17,176	6,403
Commitments to fund investments in tax credit equity	173,740	162,747
Other liabilities	784,719	714,250
Total liabilities	$2,868,997	$3,627,782

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 32,322 shares at June 30, 2022 and 32,049 shares at December 31, 2021)	323	320
Additional paid-in capital ("APIC")	403,668	393,022
Accumulated other comprehensive income ("AOCI")	(222)	2,558
Retained earnings	1,229,712	1,154,252
Total stockholders’ equity	$1,633,481	$1,550,152
Noncontrolling interests	32,294	28,055
Total equity	$1,665,775	$1,578,207
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,534,772	$5,205,989

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Loan origination and debt brokerage fees, net	$102,605	$107,472	$184,915	183,351
Fair value of expected net cash flows from servicing, net	51,949	61,849	104,679	119,784
Servicing fees	74,260	69,052	146,941	135,030
Property sales broker fees	46,386	22,454	69,784	31,496
Investment management fees	10,282	3,815	22,930	6,551
Net warehouse interest income	5,268	4,630	10,041	9,185
Escrow earnings and other interest income	6,751	1,823	8,554	3,940
Other revenues	43,347	10,316	112,448	16,362
Total revenues	$340,848	$281,411	$660,292	$505,699

Expenses
Personnel	$168,368	$141,421	$312,549	237,636
Amortization and depreciation	61,103	48,510	117,255	95,381
Provision (benefit) for credit losses	(4,840)	(4,326)	(14,338)	(15,646)
Interest expense on corporate debt	6,412	1,760	12,817	3,525
Other operating expenses	36,195	19,748	68,409	37,335
Total expenses	$267,238	$207,113	$496,692	$358,231
Income from operations	$73,610	$74,298	$163,600	$147,468
Income tax expense	19,503	18,240	38,963	33,358
Net income before noncontrolling interests	$54,107	$56,058	$124,637	$114,110
Less: net income (loss) from noncontrolling interests	(179)	—	(858)	—
Walker & Dunlop net income	$54,286	$56,058	$125,495	$114,110
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	(1,810)	768	(2,780)	610
Walker & Dunlop comprehensive income	$52,476	$56,826	$122,715	$114,720

Basic earnings per share (NOTE 10)	$1.63	$1.75	$3.77	$3.57
Diluted earnings per share (NOTE 10)	$1.61	$1.73	$3.73	$3.52

Basic weighted-average shares outstanding	32,388	31,019	32,304	30,922
Diluted weighted-average shares outstanding	32,694	31,370	32,657	31,322

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and six months ended June 30, 2022
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2021	32,049	$320	$393,022	$2,558	$1,154,252	$28,055	$1,578,207
Walker & Dunlop net income	—	—	—	—	71,209	—	71,209
Net income (loss) from noncontrolling interests	—	—	—	—	—	(679)	(679)
Other comprehensive income (loss), net of tax	—	—	—	(970)	—	—	(970)
Stock-based compensation - equity classified	—	—	10,812	—	—	—	10,812
Issuance of common stock in connection with equity compensation plans	544	5	15,526	—	—	—	15,531
Repurchase and retirement of common stock	(195)	(1)	(27,048)	—	—	—	(27,049)
Cash dividends paid ($0.60 per common share)	—	—	—	—	(20,077)	—	(20,077)
Other activity (NOTE 10)	—	—	(5,303)	—	—	15,490	10,187
Balance at March 31, 2022	32,398	$324	$387,009	$1,588	$1,205,384	$42,866	$1,637,171
Walker & Dunlop net income	—	—	—	—	54,286	—	54,286
Net income (loss) from noncontrolling interests	—	—	—	—	—	(179)	(179)
Other comprehensive income (loss), net of tax	—	—	—	(1,810)	—	—	(1,810)
Stock-based compensation - equity classified	—	—	9,980	—	—	—	9,980
Issuance of common stock in connection with equity compensation plans	43	—	110	—	—	—	110
Repurchase and retirement of common stock	(119)	(1)	(2,409)	—	(9,892)	—	(12,302)
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,675)	(1,675)
Cash dividends paid ($0.60 per common share)	—	—	—	—	(20,066)	—	(20,066)
Other activity (NOTE 10)	—	—	8,978	—	—	(8,718)	260
Balance at June 30, 2022	32,322	$323	$403,668	$(222)	$1,229,712	$32,294	$1,665,775

	For the three and six months ended June 30, 2021
		Stockholders' Equity
	Common Stock				Retained	Total
	Shares	Amount	APIC	AOCI	Earnings	Equity
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$1,196,222
Walker & Dunlop net income	—	—	—	—	58,052	58,052
Other comprehensive income (loss), net of tax	—	—	—	(158)	—	(158)
Stock-based compensation - equity classified	—	—	7,836	—	—	7,836
Issuance of common stock in connection with equity compensation plans	430	4	12,602	—	—	12,606
Repurchase and retirement of common stock	(131)	(1)	(13,373)	—	—	(13,374)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,052)	(16,052)
Balance at March 31, 2021	30,977	$310	$248,069	$1,810	$994,943	$1,245,132
Walker & Dunlop net income	—	—	—	—	56,058	56,058
Other comprehensive income (loss), net of tax	—	—	—	768	—	768
Stock-based compensation - equity classified	—	—	7,892	—	—	7,892
Issuance of common stock in connection with equity compensation plans	64	1	530	—	—	531
Repurchase and retirement of common stock	(7)	(1)	(815)	—	—	(816)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,070)	(16,070)
Balance at June 30, 2021	31,034	$310	$255,676	$2,578	$1,034,931	$1,293,495

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income before noncontrolling interests	$124,637	$114,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(104,679)	(119,784)
Change in the fair value of premiums and origination fees	7,852	9,047
Amortization and depreciation	117,255	95,381
Provision (benefit) for credit losses	(14,338)	(15,646)
Gain from revaluation of previously held equity-method investment	(39,641)	—
Originations of loans held for sale	(8,805,659)	(7,293,128)
Proceeds from transfers of loans held for sale	9,637,859	8,024,903
Other operating activities, net	(69,417)	(55,541)
Net cash provided by (used in) operating activities	$853,869	$759,342

Cash flows from investing activities
Capital expenditures	$(11,902)	$(3,800)
Purchases of equity-method investments	(12,029)	(3,248)
Purchases of pledged available-for-sale ("AFS") securities	(46,395)	(2,000)
Proceeds from prepayment and sale of pledged AFS securities	6,101	22,092
Investments in joint ventures	(5,040)	(38,805)
Distributions from joint ventures	11,359	22,113
Acquisitions, net of cash received	(78,465)	(10,507)
Originations of loans held for investment	(49,057)	(116,087)
Principal collected on loans held for investment	71,500	205,653
Net cash provided by (used in) investing activities	$(113,928)	$75,411

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(826,454)	$(744,281)
Borrowings of interim warehouse notes payable	36,459	84,766
Repayments of interim warehouse notes payable	(26,000)	(34,174)
Repayments of notes payable	(21,244)	(1,490)
Repayment of secured borrowings	—	(73,312)
Proceeds from issuance of common stock	263	13,137
Repurchase of common stock	(39,380)	(14,190)
Cash dividends paid	(40,143)	(32,122)
Payment of contingent consideration	(17,612)	—
Distributions to noncontrolling interest	(1,675)	—
Debt issuance costs	(1,573)	(1,333)
Net cash provided by (used in) financing activities	$(937,359)	$(802,999)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(197,418)	$31,754
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	393,180	358,002
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$195,762	$389,756

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$28,023	$16,708
Cash paid for income taxes	45,300	26,723

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2022	2021
Supplemental Disclosure of Non-Cash Activity:
Issuance of common stock to settle compensation liabilities	$6,551	$9,589
Issuance of common stock to settle contingent consideration liabilities (NOTE 7)	8,750	—
Net increase (decrease) in total equity due to consolidations of tax credit entities (NOTE 10)	10,447	—
Net increase (decrease) in total assets due to consolidations of tax credit entities (NOTE 10)	13,700	—
Net increase (decrease) in total liabilities due to consolidations of tax credit entities (NOTE 10)	3,559	—
Forgiveness of a receivable the Company had with an acquired joint venture (NOTE 7)	5,460	—
Additions of contingent consideration liabilities from acquisitions (NOTE 7)	117,000	7,504
Increase in Goodwill (NOTE 7)	29,695	—

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or thereafter.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly-owned subsidiaries, and its majority owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or the voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it holds a variable interest in a VIE and has a controlling financial interest and therefore is considered the primary beneficiary, the Company consolidates the entity. In instances where the Company holds a variable interest in a VIE but is not the primary beneficiary, the Company uses the equity-method of accounting.

If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity. If the Company does not have a majority voting interest but has significant influence, it uses the equity method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but holds a controlling financial interest and is the primary beneficiary or owns a majority of the voting interests, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests on the Condensed Consolidated Balance Sheets and the portion of net income not attributable to Walker & Dunlop, Inc. as Net income (loss) from noncontrolling interests in the Condensed Consolidated Statements of Income.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2022. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2022. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, including the allowance for risk-sharing obligations, initial fair value of capitalized mortgage servicing rights, asset management fee receivable related to LIHTC funds, derivative instruments, estimation of contingent consideration for business combinations, estimation of the fair value of the Apprise joint venture (as discussed in NOTE 7), and the disclosure of contingent assets and liabilities. Actual results may vary from these estimates.

Co-broker Fees—Co-broker fees, which are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income, were $4.4 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively and $10.3 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively.

Loans Held for Investment, net—Loans held for investment are multifamily interim loans originated by the Company for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing (“Interim Loan Program”). These loans have terms of up to three years and are all adjustable-rate, interest-only, multifamily loans with similar risk characteristics and no geographic concentration. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses.

As of June 30, 2022, Loans held for investment, net consisted of nine loans with an aggregate $252.1 million of unpaid principal balance less $0.9 million of net unamortized deferred fees and costs and $4.0 million of allowance for loan losses. As of December 31, 2021, Loans held for investment, net consisted of 12 loans with an aggregate $274.5 million of unpaid principal balance less $1.2 million of net unamortized deferred fees and costs and $4.2 million of allowance for loan losses.

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

The loss rate for the forecast period was 11 basis points and 15 basis points as of June 30, 2022 and December 31, 2021, respectively. The loss rate for the remaining period until maturity was six basis points and nine basis points as of June 30, 2022 and December 31, 2021, respectively.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent and on non-accrual status as of June 30, 2022 and December 31, 2021. The Company had $3.7 million in collateral-based reserves for this loan as of both June 30, 2022 and December 31, 2021 and has not recorded any interest related to this loan since it went on non-accrual status in 2019. All other loans were current as of June 30, 2022 and December 31, 2021. The amortized cost basis of loans that were current as of June 30, 2022 and December 31, 2021 was $236.3 million and $258.6 million, respectively. As of June 30, 2022, $48.6 million, $160.5 million, and $28.3 million of the loans that were current were originated in 2022, 2021, and 2019, respectively. Other than the defaulted loan noted above, the Company has not experienced any delinquencies related to loans held for investment.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2022	2021	2022	2021
Provision (benefit) for loan losses	$(71)	$(75)	$(177)	$(662)
Provision (benefit) for risk-sharing obligations	(4,769)	(4,251)	(14,161)	(14,984)
Provision (benefit) for credit losses	$(4,840)	$(4,326)	$(14,338)	$(15,646)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also occasionally fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. The Company had a portfolio of participating interests in loans held for investment that was accounted for as a secured borrowing and paid off at the end of the second quarter of 2021. The Company recognized Net warehouse interest income on the unpaid principal balance of the loans and secured borrowing for the three and six months ended June 30, 2021. Included in Net warehouse interest income for the three and six months ended June 30, 2022 and 2021 are the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Net Warehouse Interest Income (in thousands)	2022	2021	2022	2021
Warehouse interest income - loans held for sale	$12,175	$7,863	$21,038	$16,981
Warehouse interest expense - loans held for sale	(8,468)	(4,979)	(13,801)	(11,638)
Net warehouse interest income - loans held for sale	$3,707	$2,884	$7,237	$5,343

Warehouse interest income - loans held for investment	$3,015	$2,962	$5,365	$6,190
Warehouse interest expense - loans held for investment	(1,454)	(1,216)	(2,561)	(2,348)
Warehouse interest income - secured borrowings	—	883	—	1,748
Warehouse interest expense - secured borrowings	—	(883)	—	(1,748)
Net warehouse interest income - loans held for investment	$1,561	$1,746	$2,804	$3,842

Total net warehouse interest income	$5,268	$4,630	$10,041	$9,185

        Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of June 30, 2022 and 2021 and December 31, 2021 and 2020.

	June 30,		December 31,
(in thousands)	2022	2021	2021	2020
Cash and cash equivalents	$151,252	$326,518	$305,635	$321,097
Restricted cash	34,361	15,842	42,812	19,432
Pledged cash and cash equivalents (NOTE 9)	10,149	47,396	44,733	17,473
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$195,762	$389,756	$393,180	$358,002

        Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were $0.3 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $5.2 million for each of the six months ended June 30, 2022 and 2021.

Contracts with Customers—A majority of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. The majority of the Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority all of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30,		June 30,
Description (in thousands)	2022	2021	2022	2021	Statement of income line item
Certain loan origination fees	$53,281	$43,222	$90,646	$67,123	Loan origination and debt brokerage fees, net
Property sales broker fees	46,386	22,454	69,784	31,496	Property sales broker fees
Investment management fees	10,282	3,815	22,930	6,551	Investment management fees
Application fees, subscription revenues, other revenues from LIHTC operations, and other revenues	35,198	4,113	50,855	7,627	Other revenues
Total revenues derived from contracts with customers	$145,147	$73,604	$234,215	$112,797

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2021 Form 10-K. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of June 30, 2022.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year    presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.3 billion as of both June 30, 2022 and December 31, 2021. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at June 30, 2022 would be a decrease in the fair value of $40.6 million to the MSRs outstanding as of June 30, 2022.

The impact of a 200-basis point increase in the discount rate at June 30, 2022 would be a decrease in the fair value of $78.6 million to the MSRs outstanding as of June 30, 2022.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to MSRs for the three and six months ended June 30, 2022 and 2021 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of MSRs (in thousands)	2022	2021	2022	2021
Beginning balance	$976,554	$909,884	$953,845	$862,813
Additions, following the sale of loan	60,445	57,300	137,299	153,940
Amortization	(47,098)	(43,914)	(93,455)	(86,466)
Pre-payments and write-offs	(11,156)	(7,751)	(18,944)	(14,768)
Ending balance	$978,745	$915,519	$978,745	$915,519

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of June 30, 2022 and December 31, 2021:

Components of MSRs (in thousands)	June 30, 2022	December 31, 2021
Gross value	$1,617,975	$1,548,870
Accumulated amortization	(639,230)	(595,025)
Net carrying value	$978,745	$953,845

The expected amortization of MSRs shown in the Condensed Consolidated Balance Sheet as of June 30, 2022 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Six Months Ending December 31,
2022	$92,455
Year Ending December 31,
2023	$177,502
2024	159,556
2025	136,593
2026	115,353
2027	97,384
Thereafter	199,902
Total	$978,745

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS AND GUARANTY OBLIGATION

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Substantially all loans sold under the Fannie Mae DUS program contain partial or full-risk sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the loss reserve for CECL for all loans in its Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets. Additionally, a guaranty obligation is presented as a component of Other liabilities on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2022 and 2021 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2022	2021	2022	2021
Beginning balance	$53,244	$64,580	$62,636	$75,313
Provision (benefit) for risk-sharing obligations	(4,769)	(4,251)	(14,161)	(14,984)
Write-offs	—	—	—	—
Ending balance	$48,475	$60,329	$48,475	$60,329

During the first quarter of 2022, the Company updated its historical loss rate factor calculation to the current 10-year rolling period, with no change during the three months ended June 30, 2022. The historical loss rate used for the calculation of the CECL reserve was 1.2 basis points as of June 30, 2022 compared to 1.8 basis points as of December 31, 2021, contributing to the benefit for risk-sharing obligations for the six months ended June 30, 2022 presented above. During the second quarter of 2022, the Company updated its estimate of the forecast-period loss rate to 2.2 basis points from three basis points as of March 31, 2022, based on (i) the projected unemployment rate, (ii) overall health of the multifamily market, and (iii) other information expected during the forecast-period and reverted over a one-year period to the aforementioned 1.2 basis points historical loss rate. The change in the forecast-period loss rate led to the benefit for risk-sharing obligations for the three months ended June 30, 2022, presented above, and contributed to the benefit for the six months ended June 30, 2022 presented above.

During the first half of 2021, reported and forecasted unemployment rates significantly improved compared to December 31, 2020. In response to improving unemployment statistics and the expected continued overall health of the multifamily market, the Company reduced the loss rate for the forecast period to four basis points as of March 31, 2021 and three basis points as of June 30, 2021 from six basis points as of December 31, 2020, resulting in the benefit for risk-sharing obligations for the three and six months ended June 30, 2021, as presented above.

The calculated CECL reserve for the Company’s $51.2 billion at-risk Fannie Mae servicing portfolio as of June 30, 2022 was $37.7 million compared to $52.3 million as of December 31, 2021. The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of June 30, 2022 was 7.3 years compared to 7.5 years as of December 31, 2021.

Three loans had aggregate collateral-based reserves of $10.8 million and $10.3 million as of June 30, 2022 and December 31, 2021, respectively.

Activity related to the guaranty obligation for the three and six months ended June 30, 2022 and 2021 is presented in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Guaranty Obligation (in thousands)	2022	2021	2022	2021
Beginning balance	$46,490	$51,836	$47,378	$52,306
Additions, following the sale of loan	1,759	853	3,310	2,574
Amortization and write-offs	(2,600)	(2,320)	(5,039)	(4,511)
Ending balance	$45,649	$50,369	$45,649	$50,369

As of June 30, 2022 and 2021, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $10.5 billion and $9.5 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $119.0 billion as of June 30, 2022 compared to $115.7 billion as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, custodial escrow accounts relating to loans serviced by the Company totaled $2.3 billion and $3.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to earn fees on these escrow balances, presented as a component of Escrow earnings and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 6—WAREHOUSE NOTES PAYABLE

As of June 30, 2022, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of financings on acceptable terms.

Additionally, as of June 30, 2022, the Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of financings on acceptable terms.

The Company also has a warehouse line of credit in the amount of $30.0 million with a national bank to assist in funding the Company’s Committed investments in tax credit equity before transferring them to a tax credit fund (“Tax Credit Equity Warehouse Facility”).

The maximum amount and outstanding borrowings under Warehouse notes payable at June 30, 2022 follows.

	June 30, 2022
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$105,286	Adjusted Term SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	272,369	Adjusted Term SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	287,275	Adjusted Term SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	128,251	Adjusted Term SOFR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	68,804	Adjusted Term SOFR plus 1.45%
Agency Warehouse Facility #6	150,000	50,000	200,000	—	30-day LIBOR plus 1.30%
Total National Bank Agency Warehouse Facilities	$2,075,000	$1,840,000	$3,915,000	$861,985
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	71,119
Total Agency Warehouse Facilities	$2,075,000	$3,340,000	$5,415,000	$933,104

Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	Adjusted Term SOFR plus 1.80%
Interim Warehouse Facility #2	100,000	—	100,000	—	Adjusted Term SOFR plus 1.35% to 1.85%
Interim Warehouse Facility #3	200,000	—	200,000	163,468	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$454,810	$—	$454,810	$183,278
Tax Credit Equity Warehouse Facility	$30,000	$—	$30,000	$9,777	Adjusted Daily SOFR plus 3.00%
Debt issuance costs	—	—	—	(482)
Total warehouse facilities	$2,559,810	$3,340,000	$5,899,810	$1,125,677
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2022, the following amendments to the Warehouse Facilities were executed in the normal course of business to support the growth of the Company’s business.

Agency Warehouse Facilities

During the second quarter of 2022, the Company executed an amendment to Agency Warehouse Facility #2 that extended the maturity date to April 13, 2023 and transitioned the interest rate from 30-day LIBOR to Adjusted Term SOFR plus 130 basis points. No other material modifications have been made to the agreement during 2022.

During the second quarter of 2022, the Company executed an amendment related to Agency Warehouse Facility #3 that extended the maturity date to May 15, 2023 and transitioned the interest rate from 30-day LIBOR to Adjusted Term SOFR plus 135 basis points with an Adjusted Term SOFR floor of 15 basis points. No other material modifications have been made to the agreement during 2022.

During the second quarter of 2022, the Company executed an amendment related to Agency Warehouse Facility #4 that extended the maturity date to June 22, 2023, increased the total borrowing capacity to $425 million from $350 million, and transitioned the interest rate from 30-day LIBOR to Adjusted Term SOFR plus 130 basis points. No other material modifications have been made to the agreement during 2022.

Interim Warehouse Facilities

During the second quarter of 2022, the Company executed an amendment related to Interim Warehouse Facility #1 that extended the maturity date to May 15, 2023 and transitioned the interest rate from 30-day LIBOR to Adjusted Term SOFR plus 180 basis points. No other material modifications have been made to the agreement during 2022.

During the first quarter of 2022, the Company executed an amendment related to Interim Warehouse Facility #2 that extended the maturity date to December 13, 2023 and transitioned the interest rate from 30-day LIBOR to Adjusted Term SOFR plus 135 to 185 basis points. No other material modifications have been made to the agreement during 2022.

Tax Credit Equity Warehouse Facility

During 2022, the Company executed amendments related to the Tax Credit Equity Warehouse Facility that extended the maturity date to August 30, 2022. Additionally, the amendments transitioned the interest rate from Daily LIBOR plus 300 basis points to Adjusted Daily SOFR plus 300 basis points, with a SOFR floor of 150 basis points. No other material modifications have been made to the agreement during 2022.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of June 30, 2022. Interest on the Company’s warehouse notes payable is based on 30-day LIBOR, Adjusted Term SOFR, or Adjusted Daily SOFR. As a result of the expected transition from LIBOR, the Company has updated its debt agreements to include fallback language to govern the transition from 30-day LIBOR to an alternative reference rate.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Acquisition Activities

A summary of the Company’s goodwill for the six months ended June 30, 2022 and 2021 follows:

	For the six months ended
	June 30,
Roll Forward of Goodwill (in thousands)	2022	2021
Beginning balance	$698,635	$248,958
Additions from acquisitions	213,874	17,507
Measurement-period adjustments	25,372	—
Impairment	—	—
Ending balance	$937,881	$266,465

The addition to goodwill from acquisitions during 2022 shown in the table above during the six months ended June 30, 2022 relates to the Company’s February 28, 2022 acquisition of 100% of the equity interests of GeoPhy B.V. (“GeoPhy”), a Netherlands-based commercial real-estate technology company. As part of the acquisition, the Company also obtained GeoPhy’s 50% interest in the Company’s appraisal joint venture, Apprise. The Company now owns 100% of Apprise and consolidates its balances and its operating results post acquisition. Prior to the acquisition, the Company accounted for its investment in Apprise under the equity method. The fair value of the consideration was $210.1 million and consisted of $87.6 million of cash, $5.5 million of forgiveness of a receivable the Company had with the joint venture (non-cash activity not reflected in the Condensed Consolidated Statements of Cash Flows), and $117.0 million of contingent consideration.

GeoPhy’s data analytics and technology development capabilities are expected to accelerate the growth of the Company’s lending, brokerage, and appraisal operations. The GeoPhy acquisition is also expected to allow the Company to meet its goal of $5 billion of annual small-balance lending volume and appraisal revenue of $75 million by 2025 as part of the Company’s overall growth targets. A significant portion of the value associated with the GeoPhy acquisition was related to the assembled workforces with their combined expertise in information technology, data science, and commercial real estate. The Company believes that the combination of GeoPhy’s personnel, appraisal technology platform, and the future development of technology to accelerate growth in the origination of small-balance commercial loans, along with Walker & Dunlop’s financial resources will (i) drive a significant increase in the identification and retention of borrowers in the small-balance segment of the multifamily market and (ii) continue to drive significant growth in appraisal revenues over the next five years. GeoPhy’s financial results since the acquisition and pro-forma information as if the acquisition occurred January 1, 2021 were immaterial.

The contingent consideration noted above is contingent on achieving certain Apprise revenue and productivity milestones and small-balance loan volume and revenue milestones over a four-year period. The maximum earnout included as part of the GeoPhy acquisition is $205.0 million. The Company estimated that $132.7 million, or 65% of the maximum earnout, is achievable based on management forecasts. The discounted balance of $117.0 million is 57% of the maximum earnout amount. The Company estimated the fair value of this contingent consideration using a Monte Carlo simulation. The weighted average cost of capital (“WACC”) used for the valuation of the contingent consideration was 17.0% for the Apprise portion of the earnout and 14.5% for the small-balance portion of the earnout. The WACC reflects the additional risk inherent in the Apprise performance estimates as it is still in the startup stage of its development. The estimated achievable earnout amount was discounted using a forward curve for a Company-specific subordinated debt rating.

The calculation of goodwill of $211.9 million included the fair value of the consideration transferred of $210.1 million and the acquisition-date fair value of the Company’s previously-held equity-method investment in Apprise of $58.5 million. The book value of the Company’s equity-method investment in Apprise prior to the acquisition date was $18.9 million, resulting in a $39.6 million gain from remeasuring to fair value. The gain is included as a component of Other revenues in the Condensed Consolidated Statements of Income. The Company used a discounted cash flow model to estimate the acquisition-date fair value of Apprise, with the discount rate and management’s forecast of future revenues and cash flows as the most-significant inputs for the estimate. The discount rate used was 17.0%, and a control premium was not included in the estimate.

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

As of June 30, 2022, the amounts recorded for the GeoPhy acquisition were provisional as the Company had not completed the purchase accounting for the GeoPhy acquisition as it awaits additional tax information.

The measurement-period adjustments above primarily relate to the Company’s acquisition of Alliant Capital Ltd. (“Alliant”), an acquisition completed in December of 2021, as more fully described in the Company’s 2021 Form 10-K. The measurement-period adjustments consist of (i) $29.7 million additional purchase price consideration related to the settlement of working capital adjustments and (ii) immaterial other adjustments. The additional consideration was paid during the third quarter of 2022. The Company has substantially completed the purchase accounting for the Alliant acquisition as of June 30, 2022.

As discussed in NOTE 11 below and beginning in the first quarter of 2022, the Company now has three reportable segments. The following table shows goodwill by reportable segments as of June 30, 2022. As the Company did not have segment reporting as of December 31, 2021, all of the goodwill balance was allocated to the Company’s one reportable segment as of December 31, 2021. As noted above, the additions in the first quarter of 2022 were allocated to Capital Markets, and the measurement-period adjustments relate to both Capital Markets and Servicing & Asset Management.

Goodwill by Reportable Segment (in thousands)	As of June 30, 2022
Capital Markets	$448,048
Servicing & Asset Management	489,833
Corporate	—
Ending balance	$937,881

Other Intangible Assets

Activity related to other intangible assets for the six months ended June 30, 2022 and 2021 follows:

	For the six months ended
	June 30,
Roll Forward of Other Intangible Assets (in thousands)	2022	2021
Beginning balance	$183,904	$1,880
Additions from acquisitions	31,000	504
Amortization	(7,880)	(831)
Ending balance	$207,024	$1,553

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of June 30, 2022 and December 31, 2021:

Components of Other Intangible Assets (in thousands)	June 30, 2022	December 31, 2021
Gross value	$220,682	$189,682
Accumulated amortization	(13,658)	(5,778)
Net carrying value	$207,024	$183,904

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of June 30, 2022 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Six Months Ending December 31,
2022	$8,870
Year Ending December 31,
2023	$17,303
2024	16,246
2025	16,206
2026	16,206
2027	16,206
Thereafter	115,987
Total	$207,024

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the six months ended June 30, 2022 and 2021 follows:

	For the six months ended
	June 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2022	2021
Beginning balance	$125,808	$28,829
Additions	117,000	7,504
Accretion and revaluation	1,823	906
Payments	(26,439)	—
Ending balance	$218,192	$37,239

The contingent consideration liabilities presented in the table above relate to (i) acquisitions of debt brokerage companies and an investment sales brokerage company completed over the past several years, (ii) the purchase of noncontrolling interests in 2020 that was fully earned as of December 31, 2021 and paid in 2022, (iii) the Alliant acquisition, and (iv) the GeoPhy acquisition. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earn-out period of five years, provided certain revenue targets and other metrics have been met. The last of the earn-out periods related to the contingent consideration ends in the first quarter of 2026. In each case, the Company estimated the initial fair value of the contingent consideration using a Monte Carlo simulation.

The recognition of the contingent consideration liability for the GeoPhy acquisition is non-cash, and thus not reflected in the amount of cash consideration paid on the Condensed Consolidated Statements of Cash Flows. In addition, $8.8 million of the payments settling contingent consideration liabilities included in the table above for the six months ended June 30, 2022 were from the issuance of the Company’s common stock, a non-cash transaction.

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

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments with borrowers and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the applicable U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.
●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are initially recognized at fair value at acquisition and subsequently remeasured based on the change in probability of achievement of the performance objectives and fair value accretion. The remeasurement and fair value accretion are recognized as Other operating expenses in the Condensed Consolidated Statements of Income. The Company determines the fair value of each contingent consideration liability based on a combination of Monte Carlo simulations and probability of achievement estimates, which incorporates management estimates. As a result, the Company classifies these liabilities as Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
June 30, 2022
Assets
Loans held for sale	$—	$931,516	$—	$931,516
Pledged securities	10,149	139,411	—	149,560
Derivative assets	—	—	59,810	59,810
Total	$10,149	$1,070,927	$59,810	$1,140,886

Liabilities
Derivative liabilities	$—	$—	$17,176	$17,176
Contingent consideration liabilities	—	—	218,192	218,192
Total	$—	$—	$235,368	$235,368

December 31, 2021
Assets
Loans held for sale	$—	$1,811,586	$—	$1,811,586
Pledged securities	44,733	104,263	—	148,996
Derivative assets	—	—	37,364	37,364
Total	$44,733	$1,915,849	$37,364	$1,997,946

Liabilities
Derivative liabilities	$—	$—	$6,403	$6,403
Contingent consideration liabilities	—	—	125,808	125,808
Total	$—	$—	$132,211	$132,211

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2022.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30,		June 30,
Derivative Assets and Liabilities, net (in thousands)	2022	2021	2022	2021
Beginning balance	$99,623	$48,880	$30,961	$44,720
Settlements	(211,543)	(211,771)	(277,921)	(341,515)
Realized gains recorded in earnings(1)	111,920	162,891	246,960	296,795
Unrealized gains (losses) recorded in earnings(1)	42,634	6,340	42,634	6,340
Ending balance	$42,634	$6,340	$42,634	$6,340
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2022:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (3)
Derivative assets	$59,810	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$17,176	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$218,192	Various(2)	Probability of earn-out achievement	65% - 100%	76%
(1)	Significant increases in this input may lead to significantly lower fair value measurements.
(2)	Primary valuation technique used was a Monte Carlo simulation analysis.
(3)	Contingent consideration weighted based on maximum gross earn-out amount.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2022 and December 31, 2021 are presented below:

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$151,252	$151,252	$305,635	$305,635
Restricted cash	34,361	34,361	42,812	42,812
Pledged securities	149,560	149,560	148,996	148,996
Loans held for sale	931,516	931,516	1,811,586	1,811,586
Loans held for investment, net	247,243	248,383	269,125	270,826
Derivative assets	59,810	59,810	37,364	37,364
Total financial assets	$1,573,742	$1,574,882	$2,615,518	$2,617,219

Financial Liabilities:
Derivative liabilities	$17,176	$17,176	$6,403	$6,403
Contingent consideration liabilities	218,192	218,192	125,808	125,808
Warehouse notes payable	1,125,677	1,126,159	1,941,572	1,942,448
Notes payable	719,210	723,931	740,174	745,175
Total financial liabilities	$2,080,255	$2,085,458	$2,813,957	$2,819,834

The following methods and assumptions were used for recurring fair value measurements as of June 30, 2022 and December 31, 2021.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2022 and December 31, 2021:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2022
Rate lock commitments	$820,439	$20,105	$12,556	$32,661	$33,386	$(725)	$—
Forward sale contracts	1,753,635	—	9,973	9,973	26,424	(16,451)	—
Loans held for sale	933,196	20,849	(22,529)	(1,680)	—	—	(1,680)
Total		$40,954	$—	$40,954	$59,810	$(17,176)	$(1,680)

December 31, 2021
Rate lock commitments	$1,115,829	$29,837	$(4,604)	$25,233	$26,526	$(1,293)	$—
Forward sale contracts	2,881,224	—	5,728	5,728	10,838	(5,110)	—
Loans held for sale	1,765,395	47,315	(1,124)	46,191	—	—	46,191
Total		$77,152	$—	$77,152	$37,364	$(6,403)	$46,191

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of June 30, 2022. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2022 collateral requirements as outlined above. As of June 30, 2022, reserve requirements for the DUS loan portfolio will require the Company to fund $70.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2022. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. At June 30, 2022, the net worth requirement was $266.2 million, and the Company's net worth, as defined in the requirements, was $621.6 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2022, the Company was required to maintain at least $52.8 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $116.0 million as of June 30, 2022, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of June 30, 2022 and 2021 and December 31, 2021 and 2020:

	June 30,		December 31,
Pledged Securities (in thousands)	2022	2021	2021	2020
Restricted cash	$5,979	$7,442	$3,779	$4,954
Money market funds	4,170	39,954	40,954	12,519
Total pledged cash and cash equivalents	$10,149	$47,396	$44,733	$17,473
Agency MBS	139,411	99,152	104,263	119,763
Total pledged securities, at fair value	$149,560	$146,548	$148,996	$137,236

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. When the fair value of Agency MBS is lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS whose fair value is less than the carrying value, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table provides additional information related to the Agency MBS as of June 30, 2022 and December 31, 2021:

Fair Value and Amortized Cost of Agency MBS (in thousands)	June 30, 2022	December 31, 2021
Fair value	$139,411	$104,263
Amortized cost	139,737	100,847
Total gains for securities with net gains in AOCI	1,242	3,636
Total losses for securities with net losses in AOCI	(1,568)	(220)
Fair value of securities with unrealized losses	104,433	4,757

An immaterial amount of the pledged securities has been in a continuous unrealized loss position for more than 12 months.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	June 30, 2022
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	13,901	13,903
After five years through ten years	100,704	100,835
After ten years	24,806	24,999
Total	$139,411	$139,737

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2022 and 2021 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended June 30,		For the six months ended June 30,
EPS Calculations (in thousands, except per share amounts)	2022	2021	2022	2021
Calculation of basic EPS
Walker & Dunlop net income	$54,286	$56,058	$125,495	$114,110
Less: dividends and undistributed earnings allocated to participating securities	1,554	1,831	3,708	3,798
Net income applicable to common stockholders	$52,732	$54,227	$121,787	$110,312
Weighted-average basic shares outstanding	32,388	31,019	32,304	30,922
Basic EPS	$1.63	$1.75	$3.77	$3.57

Calculation of diluted EPS
Net income applicable to common stockholders	$52,732	$54,227	$121,787	$110,312
Add: reallocation of dividends and undistributed earnings based on assumed conversion	9	14	27	34
Net income allocated to common stockholders	$52,741	$54,241	$121,814	$110,346
Weighted-average basic shares outstanding	32,388	31,019	32,304	30,922
Add: weighted-average diluted non-participating securities	306	351	353	400
Weighted-average diluted shares outstanding	32,694	31,370	32,657	31,322
Diluted EPS	$1.61	$1.73	$3.73	$3.52

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three and six months ended June 30, 2022, 136 thousand average restricted shares and 87 thousand average restricted shares, respectively, were excluded. An immaterial number of average restricted shares were excluded from the computation of diluted EPS under the treasury-stock method for the three and six months ended June 30, 2021. These average restricted shares were excluded from the computation of diluted EPS under the treasury method  because the effect would have been anti-dilutive, as the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented.

The following non-cash transactions did not impact the amount of cash paid on the Condensed Consolidated Statements of Cash Flows. During 2022, the operating agreement of three of the Company’s tax-credit-related joint ventures changed. The Company reconsidered its consolidation conclusion based on these changes and concluded that the joint ventures should be consolidated, resulting in a $3.7 million increase in APIC and $6.8 million of noncontrolling interests consolidated as shown on the Consolidated Statements of Changes in Equity for the six months ended June 30, 2022. The consolidation also resulted in a $35.0 million increase in Receivables, net, a $21.3 million reduction in Other assets, and a $3.6 million increase in Other liabilities.

In February 2022, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 13, 2022. During the first quarter of 2022, the Company did not repurchase any shares of its common stock under the share repurchase program. During the second quarter of 2022, the Company repurchased 109 thousand shares of its common stock under the 2022 share repurchase program at a weighted-average price of $101.77 per share and immediately retired the shares, reducing stockholders’ equity by $11.1 million. As of June 30, 2022, the Company had $63.9 million of authorized share repurchase capacity remaining under the 2022 share repurchase program.

During each of the first and second quarters of 2022, the Company paid a dividend of $0.60 per share. On August 3, 2022, the Company’s Board of Directors declared a dividend of $0.60 per share for the third quarter of 2022. The dividend will be paid on September 2, 2022 to all holders of record of the Company’s restricted and unrestricted common stock as of August 18, 2022.

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

NOTE 11—SEGMENTS

In the first quarter of 2022, as a result of the Company’s growth and recent acquisitions, the Company’s executive leadership team, which functions as the Company’s chief operating decision making body, began making decisions and assessing performance based on the following three operating segments. The operating segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information.

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

As part of Agency lending, CM temporarily funds the loans it originates (loans held for sale) before selling them to the Agencies and earns net interest income on the spread between the interest income on the loans and the warehouse interest expense. For Agency loans, CM recognizes the fair value of expected net cash flows from servicing, which represents the right to receive future servicing fees. CM also earns fees for origination of loans for both Agency lending and debt brokerage and fees for property sales and appraisals. Direct internal, including compensation, and external costs that are specific to CM are included within the results of this operating segment.

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

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include strategic equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results, other than income tax expense, which is allocated proportionally based on income from operations at each segment.

The following tables provide a summary and reconciliation of each segment’s results for the three months ended June 30, 2022 and 2021.

	For the three months ended June 30, 2022
Segment Results		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$102,085	$520	$—	$102,605
Fair value of expected net cash flows from servicing, net	51,949	—	—	51,949
Servicing fees	—	74,260	—	74,260
Property sales broker fees	46,386	—	—	46,386
Investment management fees	—	10,282	—	10,282
Net warehouse interest income	3,707	1,561	—	5,268
Escrow earnings and other interest income	—	6,648	103	6,751
Other revenues	3,895	39,280	172	43,347
Total revenues	$208,022	$132,551	$275	$340,848

Expenses
Personnel	$138,913	$21,881	$7,574	$168,368
Amortization and depreciation	810	58,760	1,533	61,103
Provision (benefit) for credit losses	—	(4,840)	—	(4,840)
Interest expense on corporate debt	—	—	6,412	6,412
Other operating expenses	4,583	6,559	25,053	36,195
Total expenses	$144,306	$82,360	$40,572	$267,238
Income from operations	$63,716	$50,191	$(40,297)	$73,610
Income tax expense	16,476	12,850	(9,823)	19,503
Net income before noncontrolling interests	$47,240	$37,341	$(30,474)	$54,107
Less: net income (loss) from noncontrolling interests	—	(179)	—	(179)
Walker & Dunlop net income	$47,240	$37,520	$(30,474)	$54,286

	For the three months ended June 30, 2021
Segment Results		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$105,583	$1,889	$—	$107,472
Fair value of expected net cash flows from servicing, net	61,849	—	—	61,849
Servicing fees	—	69,052	—	69,052
Property sales broker fees	22,454	—	—	22,454
Investment management fees	—	3,815	—	3,815
Net warehouse interest income	2,884	1,746	—	4,630
Escrow earnings and other interest income	—	1,768	55	1,823
Other revenues	3,135	6,885	296	10,316
Total revenues	$195,905	$85,155	$351	$281,411

Expenses
Personnel	$119,994	$9,447	$11,980	$141,421
Amortization and depreciation	18	47,395	1,097	48,510
Provision (benefit) for credit losses	—	(4,326)	—	(4,326)
Interest expense on corporate debt	—	—	1,760	1,760
Other operating expenses	3,598	2,604	13,546	19,748
Total expenses	$123,610	$55,120	$28,383	$207,113
Income from operations	$72,295	$30,035	$(28,032)	$74,298
Income tax expense	17,739	7,475	(6,974)	18,240
Net income before noncontrolling interests	$54,556	$22,560	$(21,058)	$56,058
Less: net income (loss) from noncontrolling interests	—	—	—	—
Walker & Dunlop net income	$54,556	$22,560	$(21,058)	$56,058

The following tables provide a summary and reconciliation of each segment’s results for the six months ended June 30, 2022 and 2021 and total assets as of June 30, 2022 and 2021.

	As of and for the six months ended June 30, 2022
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$183,908	$1,007	$—	$184,915
Fair value of expected net cash flows from servicing, net	104,679	—	—	104,679
Servicing fees	—	146,941	—	146,941
Property sales broker fees	69,784	—	—	69,784
Investment management fees	—	22,930	—	22,930
Net warehouse interest income	7,237	2,804	—	10,041
Escrow earnings and other interest income	—	8,406	148	8,554
Other revenues	6,658	61,529	44,261	112,448
Total revenues	$372,266	$243,617	$44,409	$660,292

Expenses
Personnel	$237,639	$40,519	$34,391	$312,549
Amortization and depreciation	810	113,691	2,754	117,255
Provision (benefit) for credit losses	—	(14,338)	—	(14,338)
Interest expense on corporate debt	—	—	12,817	12,817
Other operating expenses	10,694	12,678	45,037	68,409
Total expenses	$249,143	$152,550	$94,999	$496,692
Income from operations	$123,123	$91,067	$(50,590)	$163,600
Income tax expense	29,323	21,689	(12,049)	38,963
Net income before noncontrolling interests	$93,800	$69,378	$(38,541)	$124,637
Less: net income (loss) from noncontrolling interests	—	(858)	—	(858)
Walker & Dunlop net income	$93,800	$70,236	$(38,541)	$125,495

Total assets	$1,611,951	$2,607,990	$314,831	$4,534,772

	As of and for the six months ended June 30, 2021
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$180,878	$2,473	$—	$183,351
Fair value of expected net cash flows from servicing, net	119,784	—	—	119,784
Servicing fees	—	135,030	—	135,030
Property sales broker fees	31,496	—	—	31,496
Investment management fees	—	6,551	—	6,551
Net warehouse interest income	5,343	3,842	—	9,185
Escrow earnings and other interest income	—	3,767	173	3,940
Other revenues	5,695	11,657	(990)	16,362
Total revenues	$343,196	$163,320	$(817)	$505,699

Expenses
Personnel	$192,629	$16,558	$28,449	$237,636
Amortization and depreciation	539	92,773	2,069	95,381
Provision (benefit) for credit losses	—	(15,646)	—	(15,646)
Interest expense on corporate debt	—	—	3,525	3,525
Other operating expenses	7,000	4,857	25,478	37,335
Total expenses	$200,168	$98,542	$59,521	$358,231
Income from operations	$143,028	$64,778	$(60,338)	$147,468
Income tax expense	32,354	14,653	(13,649)	33,358
Net income before noncontrolling interests	$110,674	$50,125	$(46,689)	$114,110
Less: net income (loss) from noncontrolling interests	—	—	—	—
Walker & Dunlop net income	$110,674	$50,125	$(46,689)	$114,110

Total assets	$2,070,549	$1,404,895	$467,677	$3,943,121

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

During 2022, the operating agreement of three of the Company’s joint ventures changed, resulting in the Company gaining the power to direct the activities that most significantly impact the economic performance of the joint venture; previously, the Company only held rights to receive the significant economic benefits of the joint venture. The Company reassessed its consolidation conclusion and determined that it was the primary beneficiary and as a result consolidated the joint venture as of as March 31, 2022. As of June 30, 2022 and December 31, 2021, the assets and liabilities of the consolidated tax credit funds were immaterial.

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$1,101	$—
Restricted cash	1,049	—
Receivables, net	34,051	—
Other Assets	49,224	54,880
Total assets of consolidated VIEs	$85,425	$54,880

Liabilities:
Other liabilities	$33,662	$36,480
Total liabilities of consolidated VIEs	$33,662	$36,480

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	June 30, 2022	December 31, 2021
Assets
Committed investments in tax credit equity	$187,393	$177,322
Other assets: Equity-method investments	55,970	74,997
Total interests in nonconsolidated VIEs	$243,363	$252,319

Liabilities
Commitments to fund investments in tax credit equity	173,740	162,747
Total commitments to fund nonconsolidated VIEs	$173,740	$162,747

Maximum exposure to losses(1)(2)	$243,363	$252,319

(1)	Maximum exposure determined as Total interests in nonconsolidated VIEs. The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through strategic investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory, (iii) investment management, and (iv) affordable housing lending, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by new loans to us representing 68% of refinancing volumes and 25% of total transaction volumes coming from new customers in the quarter.

We are one of the largest lenders to multifamily properties and commercial real estate in the country. We originate, sell, and service a range of multifamily and other commercial real estate financing products, including loans through the programs of the GSEs, and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We broker, and occasionally service, loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

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

On February 28, 2022, we acquired GeoPhy B.V. (“GeoPhy”), a leading commercial real estate technology company based in the Netherlands. We plan to use GeoPhy’s data analytics and technology development capabilities to accelerate the growth of our small-balance lending platform and our technology-enabled appraisal and valuation platform, Apprise.

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

Segments

In the first quarter of 2022, as a result of the Company’s growth and recent acquisitions, our executive leadership team, which functions as our chief operating decision making body, began making decisions and assessing performance based on the following three operating segments: (i) Capital Markets (“CM”), (ii) Servicing & Asset Management (“SAM”), and (iii) Corporate. The operating segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information. The CM and SAM segments and related services are described in the following paragraphs.

Corporate

The Corporate segment consists primarily of our treasury operations and other corporate-level activities. Our treasury operations include monitoring and managing our liquidity and funding requirements, including our corporate debt. The major other corporate-level functions include our strategic equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups.

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

Agency Lending

We are one of the leading lenders with the Agencies, where we originate and sell multifamily, manufactured housing communities, student housing, affordable housing, seniors housing, and small-balance multifamily loans. For additional information on our Agency Lending services, refer to Item 1. Business in our 2021 Form 10-K.

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

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance multifamily lending platform, which involves a high volume of transactions with smaller loan balances. In support of this product, we acquired a small technology company during the second quarter of 2021, that had a technology platform that streamlines and accelerates the quoting, processing, and underwriting of small-balance, multifamily loans. Additionally, the technology platform provides the borrower with a web-based, user-friendly interface, enhancing the borrower’s experience during the origination process. To further this strategy, we acquired GeoPhy during the first quarter of 2022, a leading commercial real estate technology company based in the Netherlands, to support our small-balance lending platform with data analytics and to further advance our technology development capabilities in this area.

Debt Brokerage

Our mortgage bankers who focus on debt brokerage are engaged by borrowers to work with a variety of institutional lenders and banks to find the most appropriate loan instrument for the borrowers’ needs. These loans are then funded directly by the lender, and we receive an origination fee for placing the loan.

Property Sales

We offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties through our subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”). Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients, and we often are able to provide financing to the purchaser of the properties through our Agency or debt brokerage teams. Our property sales services are offered across the United States. We have increased the number of property sales brokers and the geographical reach of our investment sales platform over the past several years through hiring and acquisitions and intend to continue this expansion in support of our growth strategy.

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary Apprise by Walker & Dunlop (“Apprise”). Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and leveraging our expertise in the commercial real estate industry. Prior to the GeoPhy acquisition, we and GeoPhy each owned a 50% interest in Apprise, and we accounted for the interest as an equity-method investment. Subsequent to the GeoPhy acquisition, Apprise is a wholly-owned subsidiary of Walker & Dunlop. Apprise’s revenues continue to rapidly grow, with significant increases in the volume of appraisal reports generated and a client list that includes several national commercial real estate lenders.

Servicing & Asset Management

Servicing & Asset Management focuses on (i) servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, we service for certain life insurance companies, and we originate through our principal lending and investing activities, (ii) managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate, and (iii) real estate-related investment banking and advisory services, including housing market research. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn subscription fees for our housing related research, and we earn revenue through net interest income on the loans and the warehouse interest expense for loans held for investment. The primary services within SAM are described below.

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

Principal Lending and Investing

Our principal lending and investing operation is composed of the loans held by the Interim Program JV and the Interim Loan Program as described below (collectively the “Interim Program”). Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., we offer short-term senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

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

Affordable Housing and Other Commercial Real Estate-related Investment Management Services

We provide affordable housing investment management services through our subsidiary, Alliant Capital, Ltd and its affiliates (“Alliant”). Alliant is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. Alliant serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, Alliant earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that generate LIHTCs. These joint ventures earn developer fees, operating cash and sale / refinance proceeds from the properties they develop, and we receive the portion of the economic benefits commensurate with its investment in the joint ventures. Additionally, Alliant also invests with third-party investors (either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are unlikely to keep the properties affordable. Through these preservation funds,

Alliant may receive acquisition and asset management fees and will receive a portion of the operating cash and capital appreciation upon sale through a promote structure.

Through our subsidiary, Walker & Dunlop Investment Partners, we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current assets under management (“AUM”) of $1.3 billion primarily consist of five sources: Fund III, Fund IV, Fund V, and Fund VI (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries, and all intercompany transactions have been eliminated.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale or upon purchase. The fair value at loan sale (“OMSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, escrow earnings, prepayment speed, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the OMSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all OMSRs were between 8-14% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for OMSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. The estimated net cash flows also include cash flows related to the future earnings on the escrow accounts associated with servicing the loans that are based on an escrow earnings rate assumption. We include a servicing cost assumption to account for our expected costs to service a loan. The servicing cost assumption has not had a material impact on the estimate. We record an individual OMSR asset (or liability) for each loan at loan sale. The fair value of MSRs acquired through a stand-alone servicing portfolio purchase (“PMSR”) is equal to the purchase price paid. For PMSRs, we record and amortize a portfolio-level MSR asset based on the estimated remaining life of the portfolio using the prepayment characteristics of the portfolio.

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

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below. We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period, we apply an adjusted loss factor based on loss rates from a historical period that we believe is similar. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period has been updated to reflect our expectations of the economic conditions over the coming year in relation to the historical period. For example, in the second quarter of 2022, we updated the loss rate used in the forecast period from three basis points to 2.2 basis points. Changes in the loss rate used in the forecast period have significantly impacted the estimate in the past.

One of the key components of a WARM calculation is the runoff rate, which is the expected rate at which loans in the current portfolio will amortize and prepay in the future based on our historical prepayment and amortization experience. We group loans by similar origination dates (vintage) and contractual maturity terms for purposes of calculating the runoff rate. We originate loans under the DUS program with various terms generally ranging from several years to 15 years; each of these various loan terms has a different runoff rate. The runoff rates applied to each vintage and contractual maturity term are determined using historical data; however, changes in prepayment and amortization behavior may significantly impact the estimate. We have not experienced significant changes in the runoff rate since we implemented CECL in 2020.

The weighted-average annual loss rate is calculated using a rolling 10-year look-back period, utilizing the average portfolio balance and settled losses for each year. A 10-year period is used as we believe that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling 10-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to fall off and as new loss data are added. For example, in the first quarter of 2022, loss data from earlier periods in the look-back period fell off and were replaced with more recent loss data, resulting in the weighted-average annual loss rate changing from 1.8 basis points to 1.2 basis points. Changes in our expectations and forecasts have materially impacted, and in the future may materially impact, the estimate. We have not had a loss settlement in nearly six years.

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

We actively monitor the judgments and assumptions used in our Allowance for Risk-Sharing Obligations estimate and make adjustments to those assumptions when market conditions change, or when other factors indicate such adjustments are warranted. We believe the level of

Allowance for Risk-Sharing Obligations is appropriate based on our expectations of future market conditions; however, changes in one or more of the judgments or assumptions used above could have a significant impact on the estimate.

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

Over the past year, we have made two large acquisitions that included significant portions of contingent consideration. The aggregate fair value of our contingent consideration liabilities as of June 30, 2022 was $218.2 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of June 30, 2022 was $323.8 million. Historically, all of the contingent consideration arrangements have paid out at the maximum achievable amount. We are uncertain whether this trend will continue in the future. Additionally, the earnouts completed prior to 2021 have involved businesses that operated in our core debt financing business and involved substantially smaller amounts of contingent consideration as compared to the two recent acquisitions.

Goodwill. As of June 30, 2022 and December 31, 2021, we reported goodwill of $937.9 million and $698.6 million, respectively. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the segment to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually in the fourth quarter. Between the annual evaluation time, we will perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions, and estimates about projected cash flows, discount rates and other factors. As of June 30, 2022, we continue to believe our goodwill is not impaired.

Overview of Current Business Environment

The fundamentals of the commercial real estate market remained strong through the first half of 2022, particularly multifamily, which is the vast majority of our transaction volumes. Over the past two years, multifamily property fundamentals showed strength, with multifamily occupancy rates, demand for new leases, and retention rates at record highs. According to RealPage, a provider of commercial real estate data and analytics, overall vacancy rates remain historically low at 3.7%. Overall demand for multifamily rental units, coupled with a lack of supply has resulted in double-digit rent growth in most markets during the first half of 2022. Robust rent growth in the first half of 2022 for both new leases and renewals has helped offset the impacts of inflation on multifamily properties. Low vacancy rates and stabilizing rent growth still indicate a healthy multifamily market.

Macroeconomic conditions impacting multifamily markets remained stable in the second quarter of 2022, with the national unemployment rate falling to pre-pandemic lows of 3.6% as of June 2022. The high rate of inflation during the first half of 2022 resulted in the Federal Reserve increasing its target Federal Funds Rate by 1.50% from December 2021, with a target range of 1.50% to 1.75% as of June 30, 2022, with an additional 0.75% increase to 2.25% to 2.50% following its July 2022 meeting. The Federal Reserve continues to signal that it anticipates additional increases in the target range and will continue the reduction of its holdings in Treasury securities and Agency mortgage-backed securities (“Agency MBS”) until the inflation rate returns to the Federal Reserve’s long-term target. Both of these actions by the Federal

Reserve have resulted in an increase in long-term mortgage interest rates, which form the basis of most of our lending.

The market’s transition from a historically low interest rate environment to a rising interest rate environment disrupted certain sectors of the lending market, with the most acute impact felt in the consumer lending sector (e.g., residential mortgages, auto lending, consumer credit, etc). Although volatility in long-term interest rates also disrupted certain segments of the commercial real estate lending environment at times during the first half of 2022, the commercial real estate debt and property sales markets remained active. As a result, our total transaction volumes increased 56% over the first half of 2021, with the largest increases in multifamily property sales (141%), debt brokerage (41%), and Fannie Mae (72%) volumes. The product we offer that was most significantly impacted by rising interest rates was our HUD product, which declined 54% when compared to the first half of 2021. As the Federal Reserve continues to combat inflation by increasing interest rates, we expect commercial real estate debt and property sales transaction activity to slow down from second quarter peaks, but still remain quite active overall. As with the first half of 2022, we expect certain products to be impacted more than others, with debt brokerage executions in non-multifamily assets classes being impacted the most, as banks and life insurance companies pull back and potentially increase capital reserves in the second half of 2022. However, we anticipate Agency lending volumes to accelerate in the second half of 2022. As the broader capital markets tighten, the Agencies historically step in to provide liquidity to the multifamily borrowing community as they did throughout 2020 and the second half of last year, and as one of the largest providers of capital to the multifamily sector, we are well positioned. As interest rates increased over the last several months, we have experienced declines in credit spreads to offset a portion of the interest rate increases. Although our lending activity with the Agencies may remain strong in the second half of 2022, the servicing fees and associated profitability of those executions may decline.

We are a market-leading originator with the Agencies, and we believe our market leadership positions us well to continue gaining market share and remain a significant lender with the Agencies for the foreseeable future.

The FHFA establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In October 2021, the FHFA established Fannie Mae’s and Freddie Mac’s 2022 loan origination caps at $78 billion each for all multifamily business. During the three months ended June 30, 2022, Fannie Mae and Freddie Mac had multifamily origination volumes of $18.7 billion and $14.7 billion, respectively, up 71.6% and 12.2%, respectively, from the same period in 2021. During the six months ended June 30, 2022, Fannie Mae and Freddie Mac had multifamily origination volumes of $34.7 billion and $29.6 billion, respectively, up 7.1% and 9.2% from the first half of 2021, respectively, leaving a combined $91.7 billion of available lending capacity for the remainder of the year, or 43% more lending volume than the GSEs delivered to the multifamily market in the first half of 2022.

As part of FHFA’s 2022 loan origination caps, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. Additionally, in 2021 the FHFA raised the GSEs’ combined LIHTC investment cap to $1.7 billion, up 70% from the previous cap of $1.0 billion. We intend to leverage our affordable debt financing and our newly acquired LIHTC syndication platforms to create additional growth opportunities for our debt financing, property sales, and LIHTC syndication platforms.

As noted above, our debt financing operations with HUD declined during the first half of 2022. HUD loan volumes accounted for 1.4% and 2.5% of our total debt financing volumes for the three and six months ended June 30, 2022, respectively, compared to 6.8% and 7.5% for the three and six months ended June 30, 2021, respectively. The decline in HUD debt financing volumes as a percentage of our total debt financing volumes was driven by a combination of higher HUD debt financing volumes in the first half of 2021 and the increasing interest-rate environment discussed above.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams from future servicing fees. During the three and six months ended June 30, 2022, servicing fees were up 7.5% and 8.8%, respectively, compared to the same periods in 2021, due to the growth in our Agency servicing portfolio over the last year. A decline in our Agency originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with debt financing volume and future servicing fee revenue would be constrained or decline.

Our multifamily property sales volumes continued to grow significantly in 2022, as (i) the multifamily acquisitions market continues to be very active and (ii) we continue to expand the number of property sales brokers and geographical reach of our property sales platform. Long term, we believe the market fundamentals will continue to be positive for multifamily property sales. Over the last several years, and throughout the pandemic, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily property sales market were strong prior to the pandemic, and, when combined with low vacancies, rent growth and rising real-estate prices, it is our expectation that market demand for multifamily property sales will continue to grow as this asset class remains an attractive investment option.

Our debt brokerage platform continued its growth from 2021, with brokered volume increasing during the year. The increase in volume in 2022 reflects the continued demand from private capital providers, with activity focused not only on multifamily but also on other commercial real estate assets such as office, retail, and hospitality. Although lending activity in the non-multifamily asset classes may slow in the short-term, we expect non-multifamily debt financing volumes to continue to remain attractive in the long-term as other commercial real estate asset classes stabilize post-pandemic.

We entered into the Interim Program JV to expand our capacity to originate Interim Program loans beyond the use of our own balance sheet. The demand for transitional lending has brought increased competition from lenders, specifically banks, private debt funds, mortgage real estate investment trusts, and life insurance companies. For the six months ended June 30, 2022, we originated $86.3 million of Interim Program JV loans, compared to $351.0 million of originations for the same period last year. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2022 and 2021. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands; except per share data)	2022	2021	2022	2021
Transaction Volume:
Total Debt Financing Volume	$14,650,958	$10,186,684	$23,785,975	$17,835,303
Property Sales Volume	7,892,062	3,341,532	11,423,752	4,737,292
Total Transaction Volume	$22,543,020	$13,528,216	$35,209,727	$22,572,595

Key Performance Metrics:
Operating margin	22%	26%	25%	29%
Return on equity	14	18	16	19
Walker & Dunlop net income	$54,286	$56,058	$125,495	$114,110
Adjusted EBITDA(1)	94,844	66,514	157,480	127,181
Diluted EPS	1.61	1.73	3.73	3.52

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	49%	50%	47%	47%
Other operating expenses	11	7	10	7

	As of June 30,
Managed Portfolio:	2022	2021
Total Servicing Portfolio	$119,021,507	$112,276,582
Assets under management	16,692,556	1,801,577
Total Managed Portfolio	$135,714,063	$114,078,159
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures.”

The following tables present period-to-period comparisons of our financial results for the three and six months ended June 30, 2022 and 2021.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$102,605	$107,472	$(4,867)	(5)%
Fair value of expected net cash flows from servicing, net	51,949	61,849	(9,900)	(16)
Servicing fees	74,260	69,052	5,208	8
Property sales broker fees	46,386	22,454	23,932	107
Investment management fees	10,282	3,815	6,467	170
Net warehouse interest income	5,268	4,630	638	14
Escrow earnings and other interest income	6,751	1,823	4,928	270
Other revenues	43,347	10,316	33,031	320
Total revenues	$340,848	$281,411	$59,437	21

Expenses
Personnel	$168,368	$141,421	$26,947	19%
Amortization and depreciation	61,103	48,510	12,593	26
Provision (benefit) for credit losses	(4,840)	(4,326)	(514)	12
Interest expense on corporate debt	6,412	1,760	4,652	264
Other operating expenses	36,195	19,748	16,447	83
Total expenses	$267,238	$207,113	$60,125	29
Income from operations	$73,610	$74,298	$(688)	(1)
Income tax expense	19,503	18,240	1,263	7
Net income before noncontrolling interests	$54,107	$56,058	$(1,951)	(3)
Less: net income (loss) from noncontrolling interests	(179)	—	(179)	N/A
Walker & Dunlop net income	$54,286	$56,058	$(1,772)	(3)

FINANCIAL RESULTS – SIX MONTHS

CONSOLIDATED

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$184,915	$183,351	$1,564	1%
Fair value of expected net cash flows from servicing, net	104,679	119,784	(15,105)	(13)
Servicing fees	146,941	135,030	11,911	9
Property sales broker fees	69,784	31,496	38,288	122
Investment management fees	22,930	6,551	16,379	250
Net warehouse interest income	10,041	9,185	856	9
Escrow earnings and other interest income	8,554	3,940	4,614	117
Other revenues	112,448	16,362	96,086	587
Total revenues	$660,292	$505,699	$154,593	31

Expenses
Personnel	$312,549	$237,636	$74,913	32%
Amortization and depreciation	117,255	95,381	21,874	23
Provision (benefit) for credit losses	(14,338)	(15,646)	1,308	(8)
Interest expense on corporate debt	12,817	3,525	9,292	264
Other operating expenses	68,409	37,335	31,074	83
Total expenses	$496,692	$358,231	$138,461	39
Income from operations	$163,600	$147,468	$16,132	11
Income tax expense	38,963	33,358	5,605	17
Net income before noncontrolling interests	$124,637	$114,110	$10,527	9
Less: net income (loss) from noncontrolling interests	(858)	—	(858)	N/A
Walker & Dunlop net income	$125,495	$114,110	$11,385	10

Overview

Three months ended June 30, 2022 compared to three months ended June 30, 2021

The increase in revenues was primarily driven by increases in servicing fees, property sales broker fees, investment management fees, escrow earnings and other interest income, and other revenues, partially offset by decreases in loan origination and debt brokerage fees, net (“origination fees”) and the fair value of expected net cash flows from servicing, net (“MSR income”). Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was a result of a substantial increase in property sales volume. Investment management fees increased due to the addition of investment management fees from our LIHTC operations acquired in the fourth quarter of 2021. Escrow earnings and other interest income increased as a result of higher escrow earnings rate due to rising interest rates. Other revenues increased primarily as a result of increases in: (i) prepayment fees, (ii) other revenues from our LIHTC operations, and (iii) research subscription fees from a subsidiary acquired in the second half of 2021. The decreases in origination fees and MSR income this quarter were primarily related to a substantial decline in our HUD debt financing volume, partially offset by increases in other debt financing volumes. Additionally, during the second quarter of 2022, we closed a $1.9 billion portfolio of loans with Fannie Mae. Consistent with large portfolio transactions, the origination fee and servicing fee we earn as a percentage of the total transaction size was lower than our typical Fannie Mae originations.

Other revenues for the three months ended June 30, 2022 primarily consisted of the following: (i) $20.7 million in other revenues related to our LIHTC operations, (ii) $10.3 million of prepayment and application fees, (iii) $7.5 million of research subscription fees, and (iv) $4.8 million of miscellaneous revenues. Other revenues for the three months ended June 30, 2021 primarily consisted of (i) $7.2 million of prepayment and application fees and (ii) $3.4 million of assumption and other revenues.

The increase in expenses was due to increases in most expense categories. The increase in personnel expenses was primarily a result of increases in commission costs due to the increase in property sales brokers fees and salaries and benefits costs driven by an increase in the average headcount. Amortization and depreciation expense increased primarily due to an increase in the average MSR balance and an increase in intangible asset amortization resulting from acquisitions over the past year. Interest expense on corporate debt increased primarily due to the increase in the size of the debt outstanding and the assumption of Alliant’s note payable in the fourth quarter of 2021. Other operating expenses increased largely as a result of (i) the overall growth of the Company over the past year including expenses from acquired subsidiaries and (ii) an increase in travel and entertainment costs compared to 2021 when our travel and entertainment expenses were depressed due to the on-going effects of the pandemic.

Income Tax Expense. The increase in income tax expense relates primarily to an increase in the estimated annual effective tax rate due to a significant increase in nondeductible executive compensation and a $0.9 million decrease in realizable excess tax benefits, partially offset by a decrease in income from operations.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

The increase in revenues was primarily driven by increases in servicing fees, property sales broker fees, investment management fees, escrow earnings and other interest income, and other revenues, partially offset by a decrease in MSR income. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was a result of a substantial increase in property sales volume. Investment management fees increased due to the addition of investment management fees from our LIHTC operations acquired in the fourth quarter of 2021. Escrow earnings and other interest income increased as a result of higher escrow earnings rates due to rising interest rates. Other revenues increased primarily as a result of increases in: (i) a one-time gain from the revaluation of our previously held equity-method investment in Apprise (“Apprise revaluation gain”), (ii) prepayment fees, (iii) other revenues from our LIHTC operations, and (iv) research subscription fees from a subsidiary acquired in the second half of 2021. MSR Income decreased primarily as a result of a significant decrease in HUD debt financing volumes.

Other revenues for the six months ended June 30, 2022 primarily consisted of the following: (i) $39.6 million of Apprise revaluation gain (as defined above), (ii) $19.9 million of prepayment and application fees, (iii) $28.5 million in other revenues related to our LIHTC operations, iv) $12.0 million of research subscription fees, and (v) $12.4 million of miscellaneous revenues. Other revenues for the six months ended June 30, 2021 primarily consisted of (i) $12.0 million of prepayment and application fees and (ii) $4.4 million of miscellaneous revenue.

The increase in expenses was due to increases in all expense categories. The increase in personnel expenses was primarily a result of increases in commission costs due to the increase in property sales brokers fees and salaries and benefits costs driven by an increase in the average headcount. Amortization and depreciation expense increased primarily due to an increase in the average MSR balance and an increase in intangible asset amortization resulting from acquisitions over the past year. Interest expense on corporate debt largely increased due to the increase in the size of the debt outstanding and the assumption of Alliant’s note payable the fourth quarter of 2021. Other operating expenses increased largely as a result of (i) the overall growth of the Company over the past year including expenses from acquired subsidiaries and (ii) an increase in travel and entertainment costs compared to 2021 when our travel and entertainment expenses were depressed due to the on-going effects of the pandemic.

Income Tax Expense. The increase in income tax expense relates primarily to the 11% increase in income from operations and an increase in the estimated annual effective tax rate due to a significant increase in nondeductible executive compensation.

We do not expect our annual estimated effective tax rate to differ significantly from the 27.2% rate estimated for the three and six months ended June 30, 2022. Accordingly, we expect an estimated effective tax rate of between approximately 26.5% and 27.5% for the remainder of the year. The effective tax rate increased year over year from 22.6% in 2021 to 23.8% in 2022 due to the factors noted above.

A discussion of the financial results for our segments is included further below.

Non-GAAP Financial Measure

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$54,286	$56,058	$125,495	$114,110
Income tax expense	19,503	18,240	38,963	33,358
Interest expense on corporate debt	6,412	1,760	12,817	3,525
Amortization and depreciation	61,103	48,510	117,255	95,381
Provision (benefit) for credit losses	(4,840)	(4,326)	(14,338)	(15,646)
Net write-offs	—	—	—	—
Share-based compensation expense	10,329	8,121	21,608	16,237
Gain from revaluation of previously held equity-method investment	—	—	(39,641)	—
Fair value of expected net cash flows from servicing, net	(51,949)	(61,849)	(104,679)	(119,784)
Adjusted EBITDA	$94,844	$66,514	$157,480	$127,181

The following tables present period-to-period comparisons of the components of adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$102,605	$107,472	$(4,867)	(5)%
Servicing fees	74,260	69,052	5,208	8
Property sales broker fees	46,386	22,454	23,932	107
Investment management fees	10,282	3,815	6,467	170
Net warehouse interest income	5,268	4,630	638	14
Escrow earnings and other interest income	6,751	1,823	4,928	270
Other revenues	43,526	10,316	33,210	322
Personnel	(158,039)	(133,300)	(24,739)	19
Net write-offs	—	—	—	N/A
Other operating expenses	(36,195)	(19,748)	(16,447)	83
Adjusted EBITDA	$94,844	$66,514	$28,330	43

ADJUSTED EBITDA – SIX MONTHS

CONSOLIDATED

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$184,915	$183,351	$1,564	1%
Servicing fees	146,941	135,030	11,911	9
Property sales broker fees	69,784	31,496	38,288	122
Investment management fees	22,930	6,551	16,379	250
Net warehouse interest income	10,041	9,185	856	9
Escrow earnings and other interest income	8,554	3,940	4,614	117
Other revenues	73,665	16,362	57,303	350
Personnel	(290,941)	(221,399)	(69,542)	31
Net write-offs	—	—	—	N/A
Other operating expenses	(68,409)	(37,335)	(31,074)	83
Adjusted EBITDA	$157,480	$127,181	$30,299	24

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

Origination fees decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to a significant decrease in HUD debt financing volume. For both the three and six months ended June 30, 2022, servicing fees increased due to growth in the average servicing portfolio period over period. For both the three and six months ended June 30, 2022, property sales broker fees increased as a result of the increases in property sales volumes. For both the three and six months ended June 30, 2022, investment management fees increased due to the addition of investment management fees from our LIHTC operations acquired in the fourth quarter of 2021. For both the three and six months ended June 30, 2022, escrow earnings and other interest income increased as a result of higher escrow earnings rate due to rising interest rates. For both the three and six months ended June 30, 2022, other revenues increased primarily due to increases in (i) prepayment and application fees and (ii) other revenues from our LIHTC operations and research subscription fees generated from our acquired subsidiaries in the second half of 2021. For both the three and six months ended June 30, 2022, the increases in personnel expense were primarily due to increased commission costs due to the increases in property sales broker fees and salaries and benefits resulting from growth in average headcount. For both the three and six months ended June 30, 2022, other operating expenses increased as a result of the overall growth of the Company over the past year, increased travel and entertainment costs, and increased costs from acquired companies.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operating activities are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income, property sales broker fees, investment management fees, research subscription fees, investment banking advisory fees, and other income, net of loan originations and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

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

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investment. We also use warehouse facilities to assist in funding investments in tax credit equity before transferring them to a tax credit fund. We believe that our current warehouse loan facilities are adequate to meet our increasing loan origination needs. Historically, we have used a combination of long-term debt and cash on hand to fund large acquisitions. Additionally, we repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily for exercise of stock options (cash inflow) and for acquisitions (non-cash transactions).

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2022 and 2021.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Net cash provided by (used in) operating activities	$853,869	$759,342	$94,527	12%
Net cash provided by (used in) investing activities	(113,928)	75,411	(189,339)	(251)
Net cash provided by (used in) financing activities	(937,359)	(802,999)	(134,360)	17
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	195,762	389,756	(193,994)	(50)

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$832,200	$731,775	$100,425	14%
Net cash provided by (used in) operating activities, excluding loan origination activity	21,669	27,567	(5,898)	(21)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(46,395)	$(2,000)	$(44,395)	2,220%
Proceeds from the prepayment/sale of pledged AFS securities	6,101	22,092	(15,991)	(72)
Purchase of equity-method investments	(12,029)	(3,248)	(8,781)	270
Acquisitions, net of cash received	(78,465)	(10,507)	(67,958)	647
Capital expenditures	(11,902)	(3,800)	(8,102)	213
Net payoff of (investment in) loans held for investment	22,443	89,566	(67,123)	(75)
Net distributions from (investments in) joint ventures	6,319	(16,692)	23,011	138

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(826,454)	$(744,281)	$(82,173)	11%
Borrowings of interim warehouse notes payable	36,459	84,766	(48,307)	(57)
Repayments of interim warehouse notes payable	(26,000)	(34,174)	8,174	(24)
Repayments of notes payable	(21,244)	(1,490)	(19,754)	1,326
Payment of contingent consideration	(17,612)	—	(17,612)	N/A
Repurchase of common stock	(39,380)	(14,190)	(25,190)	178
Borrowings (repayments) of secured borrowings	—	(73,312)	73,312	(100)
Cash dividends paid	(40,143)	(32,122)	(8,021)	25

The increase in net cash provided by operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows received in loan origination activities is primarily attributable to a net increase in sales (net cash received) outpacing originations by $832.2 million in 2022 compared to $731.8 million in 2021. Excluding cash used for the origination and sale of loans, cash flows provided by operating activities were $21.7 million in 2022, down from $27.6 million in 2021. The decrease is primarily the result of a $13.9 million higher use for other operating activities, net, and a $39.6 million increase in non-cash adjustments for the Apprise revaluation gain in 2022 with no comparable activity in 2021, partially offset by a $10.5 million increase in net income before noncontrolling interest and a $37.0 million net reduction in non-cash adjustments for MSRs and amortization and depreciation. The significant decrease in Total cash over the past year is largely attributable to acquisition activity, partially offset by an increase in our long-term debt.

The change from net cash provided by investing activities in 2021 to net cash used in investing activities in 2022 was due to (i) an increase in the cash used in acquisitions due to an increase in the size of the acquisition in 2022 compared to 2021, (ii) a decrease in the net payoff of loans held for investment, (iii) a decrease in the payoff of pledged AFS securities, which is unpredictable, (iv) an increase in capital expenditures due to the build out of our new corporate headquarters, (v) an increase in the purchase of equity-method investments as capital calls for capital commitments increased year over year, and (vi) an increase in the purchase of AFS securities, partially offset by the change from net investments in joint ventures to net distributions from joint ventures. In the first half of 2021, we had two small acquisitions compared to the GeoPhy acquisition, which was substantially larger, resulting in an increase in cash used for acquisitions. Net payoff of loans held for investment decreased, as there were fewer payoffs and originations in 2022 than in 2021. Our purchases of AFS securities increased in 2022, as we reinvested the funds from the payoff of AFS securities that occurred late in 2021.

The increase in cash used in financing activities was attributable to increases in: (i) net warehouse repayments, (ii) repayments of notes payable, (iii) repurchases of common stock, (iv) dividends paid, and (v) cash payments of contingent consideration liabilities, partially offset by (a) a decrease in net borrowings of interim warehouse notes payables and (b) a decrease in repayments of secured borrowings. The increase in the net repayments of warehouse notes payable was due to the aforementioned increase in cash received for loan origination activity. The decrease in net cash borrowings of interim warehouse notes payable was primarily due to a reduction in borrowings as we had fewer originations in 2022. The increase in repayments of notes payable was due to the quarterly paydowns of a note payable at our subsidiary, Alliant. The Alliant note payable requires much more significant paydowns than our corporate debt. The increase in cash paid for repurchases of common stock was related to significant vesting events in our various share-based compensation plans and the $11.1 million repurchase of common stock through our 2022 stock repurchase program compared to no repurchases under the 2021 stock repurchase program. Cash dividends paid increased largely as a result of the increase in our dividend to $0.60 per share in 2022 compared to $0.50 per share in 2021.

Segment Results

The Company is managed based on our three operating segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the operating segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands; except per share data)	2022	2021	2022	2021
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$3,918,400	$1,911,976	$5,916,774	$3,445,000
Freddie Mac	1,141,034	1,003,319	2,128,883	2,016,039
Ginnie Mae ̶ HUD	201,483	672,574	593,176	1,294,707
Brokered(1)	9,258,490	6,280,578	14,901,571	10,583,070
Total Debt Financing Volume	$14,519,407	$9,868,447	$23,540,404	$17,338,816
Property Sales Volume	7,892,062	3,341,532	11,423,752	4,737,292
Total Transaction Volume	$22,411,469	$13,209,979	$34,964,156	$22,076,108

Key Performance Metrics:
Adjusted EBITDA(2)	$16,880	$14,215	$28,136	$31,346
Operating Margin	31%	37%	33%	42%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees(3)	0.71%	1.07%	0.78%	1.04%
MSR income(4)	0.36	0.63	0.44	0.69
MSR income, as a percentage of Agency debt financing volume(4)	0.99	1.72	1.21	1.77
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures”.
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and debt financing volume from Principal Lending and Investing.
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$102,085	$105,583	$(3,498)	(3)%
Fair value of expected net cash flows from servicing, net	51,949	61,849	(9,900)	(16)
Property sales broker fees	46,386	22,454	23,932	107
Net warehouse interest income, loans held for sale	3,707	2,884	823	29
Other revenues	3,895	3,135	760	24
Total revenues	$208,022	$195,905	$12,117	6

Expenses
Personnel	$138,913	$119,994	$18,919	16%
Amortization and depreciation	810	18	792	4,400
Other operating expenses	4,583	3,598	985	27
Total expenses	$144,306	$123,610	$20,696	17
Income from operations	$63,716	$72,295	$(8,579)	(12)
Income tax expense	16,476	17,739	(1,263)	(7)
Net income	$47,240	$54,556	$(7,316)	(13)

FINANCIAL RESULTS – SIX MONTHS

CAPITAL MARKETS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$183,908	$180,878	$3,030	2%
Fair value of expected net cash flows from servicing, net	104,679	119,784	(15,105)	(13)
Property sales broker fees	69,784	31,496	38,288	122
Net warehouse interest income, loans held for sale	7,237	5,343	1,894	35
Other revenues	6,658	5,695	963	17
Total revenues	$372,266	$343,196	$29,070	8

Expenses
Personnel	$237,639	$192,629	$45,010	23%
Amortization and depreciation	810	539	271	50
Other operating expenses	10,694	7,000	3,694	53
Total expenses	$249,143	$200,168	$48,975	24
Income from operations	$123,123	$143,028	$(19,905)	(14)
Income tax expense	29,323	32,354	(3,031)	(9)
Net income	$93,800	$110,674	$(16,874)	(15)

Revenues

Loan origination and debt brokerage fees, net (“origination fees”) and Fair value of expected net cash flows from servicing, net (“MSR Income”). The following tables provide additional information that helps explain changes in origination fees and MSR Income period over period:

	For the three months ended		For the six months ended
	June 30,		June 30,
Debt Financing Volume by Product Type	2022	2021	2022	2021
Fannie Mae	27%	19%	25%	20%
Freddie Mac	8	10	9	12
Ginnie Mae ̶ HUD	1	7	3	7
Brokered	64	64	63	61

	For the three months ended		For the six months ended
	June 30,		June 30,
Mortgage Banking Details (basis points)	2022	2021	2022	2021
Origination Fee Rate (1)	71	107	78	104
Basis Point Change	(36)		(26)
Percentage Change	(34)%		(25)%
MSR Rate (2)	36	63	44	69
Basis Point Change	(27)		(25)
Percentage Change	(43)%		(36)%
Agency MSR Rate (3)	99	172	121	177
Basis Point Change	(73)		(56)
Percentage Change	(42)%		(32)%
(1)	Loan origination and debt brokerage fees, net as a percentage of total mortgage banking volume.
(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR Income as a percentage of Agency debt financing volume.

For the three months ended June 30, 2022, the decrease in origination fees was the result of a 36-point decrease in our origination fee rate, partially offset by the increase in overall debt financing volume. The decline in the origination fee rate was largely due to the significant decline in HUD debt financing volume and the $1.9 billion Fannie Mae portfolio, which comprised just under 50% of our Fannie Mae debt financing volume for the quarter and had a very low origination fee rate. The portfolio was the primary driver of the 105% increase in our Fannie Mae debt financing volume and was 13% of our total debt financing volume for the quarter. Large portfolios such as the $1.9 billion Fannie Mae portfolio typically have small origination fee rate. HUD loans are our most profitable loan product.

For the six months ended June 30, 2022, the increase in origination fees was primarily due to an increase in overall debt financing volume, particularly the substantial growth in brokered and Fannie Mae debt financing volume. Our brokered loan volumes grew 40.8% year over year. Excluding the aforementioned large Fannie Mae portfolio, our Fannie Mae debt financing volumes grew 17.7% year over year. The increase in origination fees from the overall growth in debt financing volume was partially offset by a significant reduction in our HUD debt financing volume and an overall decrease in the origination fee rate for many of the same reasons discussed for the three months ended June 30, 2022.

The decrease in MSR income for the three months ended June 30, 2022 is attributable to the decrease in our MSR and Agency MSR Rates, partially offset by the increase in overall debt financing volume. The decline in the Agency MSR Rate was primarily the result of a 56% decrease in the weighted-average servicing fee (“WASF”) for Fannie Mae debt financing volume. The decline in the WASF was related to the $1.9 billion Fannie Mae portfolio, which had a very low servicing fee that is typical of such a portfolio, and a decline in the WASF for our non-portfolio Fannie Mae debt financing volume. Additionally, our HUD debt financing volume declined significantly in 2022. The decrease in the MSR Rate was the result of the decrease in the Agency MSR Rate coupled with an increase in our brokered debt financing volume.

For the six months ended June 30, 2022, the decrease in MSR income was due to a 32% decline in the Agency MSR Rate, partially offset by a 27.9% increase in Agency debt financing volume. The decrease in Agency MSR rate was the result of the large Fannie Mae portfolio originated in the second quarter of 2022 combined with a significant decline in HUD debt financing volume as HUD loans have the highest MSR rate of all our products. The impacts to the Agency MSR Rate discussed above for the three months ended June 30, 2022 also impacted the six months ended June 30, 2022.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Property sales broker fees. For the three months and six months ended June 30, 2022, the increase in property sales broker fees was driven by significant increases in the property sales volumes year over year, partially offset by declines in the property sales broker fee margin. See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in property sales volumes.

Expenses

Personnel. For the three months ended June 30, 2022, the increase was primarily the result of (i) a $14.3 million increase in property sales commission costs due to higher property sales broker fees and (ii) a $7.0 million increase in salaries and benefits due to a higher average headcount due to (i) the GeoPhy acquisition and corresponding consolidation of Apprise and (ii) hiring initatives to increase the number of bankers and brokers, partially offset by decreases in (i) debt financing commissions due to lower origination fees and (ii) accrual for subjective bonuses.

For the six months ended June 30, 2022, the increase was primarily the result of (i) a $27.6 million increase in overall commission costs due to higher origination fees and property sales broker fees, (ii) an $11.5 million increase in salaries and benefits due to (i) the GeoPhy acquisition and corresponding consolidation of Apprise, (ii) hiring initatives to increase the number of bankers and brokers, and (iii) a $4.0 million net increase in bonuses due to the Company’s financial performance.

Other Operating Expenses. For the six months ended June 30, 2022, the increase primarily stemmed from a $3.9 million increase in travel and entertainment costs associated with the growth of the Company and increased travel costs as our bankers and brokers attended more in person meetings compared to 2021, partially offset by a slight decrease in other expenses.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$47,240	$54,556	$93,800	$110,674
Income tax expense	16,476	17,739	29,323	32,354
Amortization and depreciation	810	18	810	539
Share-based compensation expense	4,303	3,751	8,882	7,563
Fair value of expected net cash flows from servicing, net	(51,949)	(61,849)	(104,679)	(119,784)
Adjusted EBITDA	$16,880	$14,215	$28,136	$31,346

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$102,085	$105,583	$(3,498)	(3)%
Property sales broker fees	46,386	22,454	23,932	107
Net warehouse interest income, loans held for sale	3,707	2,884	823	29
Other revenues	3,895	3,135	760	24
Personnel	(134,610)	(116,243)	(18,367)	16
Other operating expenses	(4,583)	(3,598)	(985)	27
Adjusted EBITDA	$16,880	$14,215	$2,665	19

ADJUSTED EBITDA – SIX MONTHS

CAPITAL MARKETS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$183,908	$180,878	$3,030	2%
Property sales broker fees	69,784	31,496	38,288	122
Net warehouse interest income, loans held for sale	7,237	5,343	1,894	35
Other revenues	6,658	5,695	963	17
Personnel	(228,757)	(185,066)	(43,691)	24
Net write-offs	—	—	—	N/A
Other operating expenses	(10,694)	(7,000)	(3,694)	53
Adjusted EBITDA	$28,136	$31,346	$(3,210)	(10)

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Loan origination and debt brokerage fees, net decreased due to a decrease in our origination fee rate and decreases in our HUD debt financing volumes, partially offset by an increase in overall debt financing volume. Property sales broker fees increased as a result of the significant increases in property sales volumes, partially offset by a decrease in the property sales broker fee margin. The increase in personnel expense was primarily due to increased (i) commission costs due to the increase in property sales broker fees and (ii) salaries and benefits resulting from increases in average headcount from strategic acquisitions and hiring initiatives.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Loan origination and debt brokerage fees, net increased due to increases in overall debt financing volumes, partially offset by reductions in our HUD debt financing volume. Property sales broker fees increased as a result of the significant increases in property sales volumes, partially offset by a decrease in the property sales broker fee margin. The increase in personnel expense was primarily due to increased (i) commission costs due to higher origination fees and property sales broker fees, (ii) salaries and benefits resulting from increases in average headcount from strategic acquisitions and hiring initiatives, and (iii) accruals for subjective bonuses due to the increase in the average headcount and the Company’s financial performance. Other operating expenses increased as a result of the increased travel and marketing costs.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(dollars in thousands)	As of June 30,
Managed Portfolio:	2022	2021
Components of Servicing Portfolio
Fannie Mae	$57,122,414	$51,077,660
Freddie Mac	36,886,666	37,887,969
Ginnie Mae - HUD	9,570,012	9,904,246
Brokered (1)	15,190,315	13,129,969
Principal Lending and Investing (2)	252,100	276,738
Total Servicing Portfolio	$119,021,507	$112,276,582
Assets under management	16,692,556	1,801,577
Total Managed Portfolio	$135,714,063	$114,078,159

	For the three months ended		For the six months ended
	June 30,		June 30,
Key Volume and Performance Metrics:	2022	2021	2022	2021
Principal Lending and Investing Origination Volume(3)	$131,551	$318,237	$245,571	$496,487
Adjusted EBITDA(4)	105,062	73,703	192,835	143,122
Operating Margin	38%	35%	37%	40%

	As of June 30,
Key Servicing Portfolio Metrics:	2022	2021
Custodial escrow account balance (in billions)	$2.3	$3.0
Weighted-average servicing fee rate (basis points)	24.9	24.5
Weighted-average remaining servicing portfolio term (years)	8.9	9.2

	As of June 30,
Components of assets under management (in thousands)	2022	2021
Alliant(5)	$14,495,126	$—
WDIP	1,298,143	1,172,045
Interim Program JV Managed Loans(6)	899,287	629,532
Total assets under management	$16,692,556	$1,801,577

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	For the three months ended June 30, 2022, includes $113.6 million from the Interim Loan Program and $17.9 million from WDIP separate accounts. For the six months ended June 30, 2022, includes $86.3 million from the Interim Program JV, $113.6 million from the Interim Loan Program and $45.7 million from WDIP separate accounts. For the three months ended June 30, 2021, includes $206.5 million from the Interim Program JV, $95.7 million from the Interim Loan Program, and $16.0 million from WDIP separate accounts. For the six months ended June 30, 2021, includes $351.0 million from the Interim Program JV, $129.5 million from the Interim Loan Program and $16.0 million from WDIP separate accounts.
(4)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measures”.
(5)	Alliant assets under management were acquired in December 2021.
(6)	As of June 30, 2022 and 2021, only comprised of Interim Program JV managed loans.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$520	$1,889	$(1,369)	(72)%
Servicing fees	74,260	69,052	5,208	8
Investment management fees	10,282	3,815	6,467	170
Net warehouse interest income, loans held for investment	1,561	1,746	(185)	(11)
Escrow earnings and other interest income	6,648	1,768	4,880	276
Other revenues	39,280	6,885	32,395	471
Total revenues	$132,551	$85,155	$47,396	56

Expenses
Personnel	$21,881	$9,447	$12,434	132%
Amortization and depreciation	58,760	47,395	11,365	24
Provision (benefit) for credit losses	(4,840)	(4,326)	(514)	12
Other operating expenses	6,559	2,604	3,955	152
Total expenses	$82,360	$55,120	$27,240	49
Income from operations	$50,191	$30,035	$20,156	67
Income tax expense	12,850	7,475	5,375	72
Income before noncontrolling interests	$37,341	$22,560	$14,781	66
Less: net income (loss) from noncontrolling interests	(179)	—	(179)	N/A
Net income	$37,520	$22,560	$14,960	66

FINANCIAL RESULTS – SIX MONTHS

SERVICING & ASSET MANAGEMENT

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$1,007	$2,473	$(1,466)	(59)%
Servicing fees	146,941	135,030	11,911	9
Investment management fees	22,930	6,551	16,379	250
Net warehouse interest income, loans held for investment	2,804	3,842	(1,038)	(27)
Escrow earnings and other interest income	8,406	3,767	4,639	123
Other revenues	61,529	11,657	49,872	428
Total revenues	$243,617	$163,320	$80,297	49

Expenses
Personnel	$40,519	$16,558	$23,961	145%
Amortization and depreciation	113,691	92,773	20,918	23
Provision (benefit) for credit losses	(14,338)	(15,646)	1,308	(8)
Other operating expenses	12,678	4,857	7,821	161
Total expenses	$152,550	$98,542	$54,008	55
Income from operations	$91,067	$64,778	$26,289	41
Income tax expense	21,689	14,653	7,036	48
Income before noncontrolling interests	$69,378	$50,125	$19,253	38
Less: net income (loss) from noncontrolling interests	(858)	—	(858)	N/A
Net income	$70,236	$50,125	$20,111	40

Revenues

Servicing Fees. For the three and six months ended June 30, 2022, the increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, primarily due to a $6.0 billion net increase in Fannie Mae serviced loans and a $2.1 billion net increase in brokered loans serviced over the past year, coupled with increases in the servicing portfolio’s average servicing fee rates as shown below. The increases in the average servicing fee rates are the result of the large volume of Fannie Mae debt financing volume over the past year.

	For the three months ended		For the six months ended
	June 30,		June 30,
Servicing Fees Details (dollars in thousands)	2022	2021	2022	2021
Average Servicing Portfolio	$117,628,010	$110,949,226	$116,972,088	$109,736,658
Dollar Change	$6,678,784		$7,235,430
Percentage Change	6%		7%
Average Servicing Fee (basis points)	24.9	24.4	24.9	24.3
Basis Point Change	0.5		0.6
Percentage Change	2%		2%

Investment Management Fees. For the three and six months ended June 30, 2022, the increases were primarily driven by the addition of investment management fees from our LIHTC operations that were acquired late in the fourth quarter of 2021, which added $7.9 million and $18.7 million in additional fees, respectively.

Escrow earnings and other interest income.  For the three and six months ended June 30, 2022, the increase was driven primarily by increases in our escrow earnings of $2.9 million and $3.7 million, respectively. The earnings rates on escrow earnings and other interest income increased as a result of rising interest rates over the past six months.

Other Revenues. For the three months ended June 30, 2022, the increase was primarily attributable to: (i) a $20.7 million increase in other revenues from our LIHTC operations, (ii) a $7.5 million increase in research subscription fees, and (iii) a $3.5 million increase in prepayment penalties. For the six months ended June 30, 2022, the increase was primarily attributable to: (i) a $28.5 million increase in other revenues from our LIHTC operations, (ii) a $12.0 million increase in research subscription fees, and (iii) an $8.6 million increase in prepayment penalties. The increase in other revenues from LIHTC operations was driven by our subsidiary Alliant, and the research subscription fees increase was driven by Zelman, both of which were acquired in the second half of 2021. The increase in prepayment fees was due to a substantial increase in the volume of loans that prepaid year over year due to anticipated changes in the interest rate environment.

Expenses

Personnel. For the three and six months ended June 30, 2022, the increases were primarily the result of a $12.3 million increase and a $23.6 million increase, respectively, in salaries and benefits due to growth in headcount as a result of strategic acquisitions that occurred during the second half of 2021.

Amortization and Depreciation. For the three and six months ended June 30, 2022, the increases were primarily attributed to loan origination activity and the resulting growth in the average MSR balance and due to an increase in intangible asset amortization. Over the past 12 months, we have added $125.3 million of MSRs, net of disposals. Due to strategic investments over the past year, we have added $175.3 million in intangible assets to SAM, resulting in increases in amortization expense of $3.4 million and $6.8 million for the three and six months ended June 30, 2022, respectively.

Other Operating Expenses. For the three and six months ended June 30, 2022, the increases primarily stemmed from an increase in professional fees of $1.2 million and $2.4 million, respectively. Additionally, there were increases in other costs across all expense categories. The increases in professional fees and other costs primarily stemmed from additional operating expenses incurred at subsidiaries acquired in the second half of 2021.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$37,520	$22,560	$70,236	$50,125
Income tax expense	12,850	7,475	21,689	14,653
Amortization and depreciation	58,760	47,395	113,691	92,773
Provision (benefit) for credit losses	(4,840)	(4,326)	(14,338)	(15,646)
Net write-offs	—	—	—	—
Share-based compensation expense	772	599	1,557	1,217
Adjusted EBITDA	$105,062	$73,703	$192,835	$143,122

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$520	$1,889	$(1,369)	(72)%
Servicing fees	74,260	69,052	5,208	8
Investment management fees	10,282	3,815	6,467	170
Net warehouse interest income, loans held for investment	1,561	1,746	(185)	(11)
Escrow earnings and other interest income	6,648	1,768	4,880	276
Other revenues	39,459	6,885	32,574	473
Personnel	(21,109)	(8,848)	(12,261)	139
Net write-offs	—	—	—	N/A
Other operating expenses	(6,559)	(2,604)	(3,955)	152
Adjusted EBITDA	$105,062	$73,703	$31,359	43

ADJUSTED EBITDA – SIX MONTHS

SERVICING & ASSET MANAGEMENT

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$1,007	$2,473	$(1,466)	(59)%
Servicing fees	146,941	135,030	11,911	9
Investment management fees	22,930	6,551	16,379	250
Net warehouse interest income, loans held for investment	2,804	3,842	(1,038)	(27)
Escrow earnings and other interest income	8,406	3,767	4,639	123
Other revenues	62,387	11,657	50,730	435
Personnel	(38,962)	(15,341)	(23,621)	154
Net write-offs	—	—	—	N/A
Other operating expenses	(12,678)	(4,857)	(7,821)	161
Adjusted EBITDA	$192,835	$143,122	$49,713	35

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations and an increase in the average servicing fee rate. Investment management fees increased due to the addition of our LIHTC operations. Other revenues increased primarily due to the addition of other revenues from our LIHTC operations and research subscription fees resulting from our acquisitions in the second of half of 2021 and an increase in prepayment penalties. Personnel and other operating expenses increased due to growth in headcount and operations from the aforementioned acquisitions.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Other interest income	$103	$55	$48	87%
Other revenues	172	296	(124)	(42)
Total revenues	$275	$351	$(76)	(22)

Expenses
Personnel	$7,574	$11,980	$(4,406)	(37)%
Amortization and depreciation	1,533	1,097	436	40
Interest expense on corporate debt	6,412	1,760	4,652	264
Other operating expenses	25,053	13,546	11,507	85
Total expenses	$40,572	$28,383	$12,189	43
Income from operations	$(40,297)	$(28,032)	$(12,265)	44
Income tax expense	(9,823)	(6,974)	(2,849)	41
Net income	$(30,474)	$(21,058)	$(9,416)	45

Adjusted EBITDA	$(27,098)	$(21,404)	$(5,694)	27%

FINANCIAL RESULTS – SIX MONTHS

CORPORATE

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Other interest income	$148	$173	$(25)	(14)%
Other revenues	44,261	(990)	45,251	(4,571)
Total revenues	$44,409	$(817)	$45,226	(5,536)

Expenses
Personnel	$34,391	$28,449	$5,942	21%
Amortization and depreciation	2,754	2,069	685	33
Interest expense on corporate debt	12,817	3,525	9,292	264
Other operating expenses	45,037	25,478	19,559	77
Total expenses	$94,999	$59,521	$35,478	60
Income from operations	$(50,590)	$(60,338)	$9,748	(16)
Income tax expense	(12,049)	(13,649)	1,600	(12)
Net income	$(38,541)	$(46,689)	$8,148	(17)

Adjusted EBITDA	$(63,491)	$(47,287)	$(16,204)	34%

Revenues

Other Revenues. For the six months ended June 30, 2022, the increase was primarily due to the $39.6 million Apprise revaluation gain, which was recognized in the first quarter fo 2022. As part of our acquisition of GeoPhy, we acquired its 50% interest in Apprise. The revaluation of our existing 50% ownership interest with a carrying value of $18.9 million to a fair value of $58.5 million resulted in a $39.6 million gain. The remaining increase was primarily due to a $4.6 million increase in income from our other equity-method investments, mostly related to the first quarter of 2022.

Expenses

Personnel. For the three months ended June 30, 2022, the decrease was primarily the result of a $5.1 million decrease to the accrual for subjective bonuses and a $2.1 million decrease in compensation expense related to the Company’s deferred compensation plan, partially offset by a $1.2 million increase in salaries and benefits due to an increase in the average headcount and $1.5 million increase in stock compensation.

For the six months ended June 30, 2022, the increase was primarily the result of (i) a $4.8 million increase in salaries and benefits due to an increase in the average headcount and (ii) a $3.7 million increase in stock compensation expense, partially offset by a $2.5 million decrease in compensation expense related to the Company’s deferred compensation plan

Interest expense on corporate debt. For the three and six months ended June 30, 2022, the increases were driven by a doubling in the size of our corporate debt during the fourth quarter of 2021 and increases in interest expense related to a note payable at our subsidiary, Alliant, which we assumed in the fourth quarter of 2021.

Other Operating Expenses. For the three months ended June 30, 2022, the increase was primarily driven by: (i) a $6.5 million increase in office expenses, (ii) a $1.8 million increase in professional fees, and (iii) a $1.4 million increase in marketing costs. The increases in expenses were attributable to the growth of the Company, especially from acquired subsidiaries.

For the six months ended June 30, 2022, the increase was primarily driven by: (i) a $7.2 million increase in professional fees largely due to increases in legal and other professional fees related to our acquisitions and growth of the Company, (ii) a $7.5 million increase in office expenses related to the growth of the Company and acquired offices, (iii) a $1.8 million increase in travel and entertainment costs attributable to the growth of the Company and as travel and entertainment costs in 2021 were depressed due to the pandemic, and (iv) a $1.7 million increase in marketing costs related to the growth of the Company, especially from acquisition subsidiaries.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our Corporate segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. Corporate adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$(30,474)	$(21,058)	$(38,541)	$(46,689)
Income tax expense	(9,823)	(6,974)	(12,049)	(13,649)
Interest expense on corporate debt	6,412	1,760	12,817	3,525
Amortization and depreciation	1,533	1,097	2,754	2,069
Share-based compensation expense	5,254	3,771	11,169	7,457
Gain from revaluation of previously held equity-method investment	—	—	(39,641)	—
Adjusted EBITDA	$(27,098)	$(21,404)	$(63,491)	$(47,287)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Other interest income	103	55	48	87%
Other revenues	172	296	(124)	(42)
Personnel	(2,320)	(8,209)	5,889	(72)
Other operating expenses	(25,053)	(13,546)	(11,507)	85
Adjusted EBITDA	$(27,098)	$(21,404)	$(5,694)	27

ADJUSTED EBITDA – SIX MONTHS

CORPORATE

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Other interest income	148	173	(25)	(14)%
Other revenues	4,620	(990)	5,610	(567)
Personnel	(23,222)	(20,992)	(2,230)	11
Other operating expenses	(45,037)	(25,478)	(19,559)	77
Adjusted EBITDA	$(63,491)	$(47,287)	$(16,204)	34

Three months ended June 30, 2022 compared to three months ended June 30, 2021

The decrease in personnel expense was primarily due to the decreases in accruals for subjective bonuses and expenses related to the Company’s deferred compensation plan, partially offset by increased salaries and benefits resulting from increases in average headcount. Other operating expenses increased as a result of the overall growth of the Company over the past year and from increased professional costs associated with acquisitions.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Other revenues increased primarily due to our equity method investments generating income in 2022 compared to losses in 2021. The increase in personnel expense was primarily due to increased salaries and benefits resulting from increases in average headcount, partially offset by a decrease in deferred compensation costs. Other operating expenses increased as a result of the overall growth of the Company over the past year and from increased professional costs associated with acquisitions.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

       Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) fund loans held for investment under the Interim Loan Program; (iii) pay cash dividends; (iv) fund our portion of the equity necessary for the operations of the Interim Program JV, and other equity-method investments; (v) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (vi) make payments related to earnouts from acquisitions, (vii) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnerships contributions, servicing advances and payments for salaries, commissions, and income taxes,; and (viii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of June 30, 2022. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of June 30, 2022, the net worth requirement was $266.2 million, and our net worth was $621.6 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2022, we were required to maintain at least $52.8 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2022, we had operational liquidity of $116.0 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.60 per share for the second quarter of 2022, which is 20% higher than the quarterly dividend paid in the second quarter of 2021. On August 3, 2022, the Company’s Board of Directors declared a dividend of $0.60 per share for the third quarter of 2022. The dividend will be paid on September 2, 2022 to all holders of record of our restricted and unrestricted common stock as of August 18, 2022.

Over the past three years, we have returned $208.5 million to investors through the repurchase of 0.6 million shares of our common stock under share repurchase programs for a cost of $39.9 million and cash dividend payments of $168.6 million. Additionally, we have invested $649.1 million in acquisitions, $300.0 million of which was financed by an increase in our Term Debt. On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of June 30, 2022, we did not fully fund any such loans. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2022, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 13, 2022. Through June 30, 2022 we have repurchased 109 thousand shares under the 2022 stock repurchase program and have $63.9 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and cash held in collection accounts to be used to fund the repayment of the Alliant note payable. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of June 30, 2022, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $139.4 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2022 collateral requirements as outlined above. As of June 30, 2022, reserve requirements for the June 30, 2022 DUS loan portfolio will require us to fund $70.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2022.

Sources of Liquidity: Warehouse Facilities and Notes Payable

Warehouse Facilities

We utilize a combination of warehouse facilities and notes payable to provide funding for our operations. We utilize warehouse facilities to fund our Agency Lending, Interim Loan Program, and LIHTC operations. Our ability to originate Agency mortgage loans and loans held for investments depends upon our ability to secure and maintain these types of financing agreements on acceptable terms.  For a detailed description of the terms of each warehouse agreement including the affirmative and negative covenants, refer to “Warehouse Facilities” in NOTE 6 in the consolidated financial statements in our 2021 Form 10-K, as updated in NOTE 6 in the condensed consolidated financial statements in this Form 10-Q.

Notes Payable

We have a senior secured credit agreement (the “Credit Agreement”) that provides for a $600 million term loan (the “Term Loan”) that bears interest at Adjusted Term SOFR plus 225 basis points with a floor of 50 basis points and has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Credit Agreement). At any time, we may also elect to request one or more incremental term loan commitments not to exceed the lesser of $230 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that total indebtedness would not cause the leverage ratio to exceed 3.00 to 1.00. As of June 30, 2022, the outstanding principal balance of the Term Loan was $597.0 million. The note payable and the warehouse facilities are senior obligations of the Company. As of June 30, 2022, we were in compliance with all covenants related to the Credit Agreement.

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2021 Form 10-K. There have been no changes to the Credit Agreement in 2022.

We have a note payable through our wholly-owned subsidiary Alliant, which has an outstanding balance of $126.9 million as of June 30, 2022 and bears interest at a fixed rate of 4.75%. The note has a stated maturity of January 15, 2035 and requires quarterly payments of principal, interest, and other required priority items shortly after the beginning of each quarter as further detailed in “Notes Payable – Alliant Note Payable” in NOTE 6 in the consolidated financial statements in our 2021 Form 10-K. There have been no changes to the terms of the note payable during 2022.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	June 30,
(dollars in thousands)	2022	2021
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$47,461,520	$42,444,569
Fannie Mae Modified Risk	9,651,421	8,617,020
Freddie Mac Modified Risk	23,715	36,894
Total risk-sharing servicing portfolio	$57,136,656	$51,098,483

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$9,473	$16,071
Freddie Mac No Risk	36,862,951	37,851,075
GNMA - HUD No Risk	9,570,012	9,904,246
Brokered	15,190,315	13,129,969
Total non-risk-sharing servicing portfolio	$61,632,751	$60,901,361
Total loans serviced for others	$118,769,407	$111,999,844
Interim loans (full risk) servicing portfolio	252,100	276,738
Total servicing portfolio unpaid principal balance	$119,021,507	$112,276,582

Interim Program JV Managed Loans (1)	899,287	629,532

At risk servicing portfolio (2)	$51,905,985	$46,866,767
Maximum exposure to at risk portfolio (3)	10,525,093	9,517,609
Defaulted loans	78,659	48,481

Defaulted loans as a percentage of the at-risk portfolio	0.15%	0.10%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.09	0.13
Allowance for risk-sharing as a percentage of maximum exposure	0.46	0.63
(1)	As of June 30, 2022 and 2021, this balance consists entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

The calculated CECL reserve for the Company’s $51.2 billion at-risk Fannie Mae servicing portfolio as of June 30, 2022 was $37.7 million compared to $52.3 million as of December 31, 2021. The significant decrease in the CECL reserve was principally related to a reduction in our historical loss factor used for both the three and six months ended June 30, 2022 and the forecast-period loss rate for the three months ended June 30, 2022.

As of June 30, 2022, three at-risk loans with an aggregate UPB of $78.7 million were in default compared to two loans with an aggregated UPB of $48.5 million as of June 30, 2021. The collateral-based reserve on defaulted loans was $10.8 million and $7.6 million as of June 30, 2022 and June 30, 2021, respectively. We had a benefit for risk-sharing obligations of $4.8 million for the three months ended June 30, 2022 compared to a benefit for risk-sharing obligations of $4.3 million for the three months ended June 30, 2021. We had a benefit for risk-sharing obligations of $14.2 million for the six months ended June 30, 2022 compared to a benefit for risk-sharing obligations of $15.0 million for the six months ended June 30, 2021.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of June 30, 2022.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track 30-day LIBOR. 30-day LIBOR as of June 30, 2022 and 2021 was 179 basis points and 10 basis points, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in 30-day LIBOR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the 30-day LIBOR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of June 30,
Change in annual escrow earnings due to: (in thousands)	2022	2021
100 basis point increase in 30-day LIBOR	$23,499	$30,204
100 basis point decrease in 30-day LIBOR(1)	(23,265)	(2,996)

The borrowing cost of our warehouse facilities used to fund loans held for sale, loans held for investment, and investments in tax credit equity is based on LIBOR or Adjusted Term Secured Overnight Financing Rate (“SOFR”). The base SOFR was 150 basis points as of June 30, 2022. The interest income on our loans held for investment is based on LIBOR or SOFR. The LIBOR or SOFR reset date for loans held for investment is the same date as the LIBOR or SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in LIBOR or Adjusted Term SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of June 30,
Change in annual net warehouse interest income due to: (in thousands)	2022	2021
100 basis point increase in SOFR or 30-day LIBOR	$(11,262)	$(15,928)
100 basis point decrease in SOFR or 30-day LIBOR (1)(2)	11,030	1,147

Our Term Loan is based on Adjusted Term SOFR as of June 30, 2022. In December 2021, we fully paid the prior $300 million term loan agreement, which was based on interest at 30-day LIBOR and entered into a $600 million note payable with an interest based Adjusted Term SOFR and a SOFR floor of 50 basis points. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR or 30-day LIBOR as of June 30, 2022 and June 30, 2021, respectively, based on our current and previous notes payable balance outstanding at each period end. The Alliant note payable is fixed-rate debt; therefore, there is no impact to our earnings related to this debt when interest rates change.

	As of June 30,
Change in annual income from operations due to: (in thousands)	2022	2021
100 basis point increase in SOFR or 30-day LIBOR	$(5,970)	$(2,933)
100 basis point decrease in SOFR or 30-day LIBOR (1)(2)	5,970	295
(1)	The decrease as of June 30, 2021 is limited to 30-day LIBOR as of June 30, 2021, as it was less than 100 basis points, or the interest rate floor, if applicable.
(2)	The decrease as of June 30, 2022 is limited to 30-day LIBOR or SOFR as of June 30, 2022, as they were less than 100 basis points, or the interest rate floor, if applicable.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $40.6 million as of June 30, 2022 compared to $36.9 million as of June 30, 2021. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of June 30, 2022, 88% of the servicing fees are protected from the risk of prepayment through prepayment provisions, compared to 89% as of June 30, 2021. Given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

London Interbank Offered Rate (“LIBOR”) Transition

In the first quarter of 2021, the United Kingdom’s Financial Conduct Authority, the regulator for the administration of LIBOR, announced specific dates for its intention to stop publishing LIBOR rates, including the 30-day LIBOR (our primary reference rate) which is scheduled for

June 30, 2023. It is expected that legacy LIBOR-based loans will transition to Secured Overnight Financing Rate (“SOFR”) on or before June 30, 2023. With respect to the loans we underwrite and service, we have been working closely with the GSEs on this matter through our participation on subcommittees and advisory councils. We continue to monitor our LIBOR exposure, review legal contracts and assess fallback language impacts, engage with our clients and other stakeholders, and monitor developments associated with LIBOR alternatives. We have also updated our debt agreements with warehouse facility providers to include fallback language governing the transition and have already transitioned our Term Loan and five of our warehouse facilities to SOFR.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have integrated and continue to enhance the accounting processes and internal controls over financial reporting for Alliant and its affiliates into our internal control over financial reporting environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2022, we purchased 10 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2022, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 13, 2022. During the quarter ended June 30, 2022, we repurchased 109 thousand shares under this share repurchase program. The Company had $63.9 million of authorized share repurchase capacity remaining as of June 30, 2022. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2022:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2022	5,380	$128.05	—	75,000,000
May 1-31, 2022	39,928	103.01	39,928	70,885,840
June 1-30, 2022	73,995	101.32	69,124	63,901,743
2nd Quarter	119,303	$103.09	109,052

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

10.1	†*	Amended and Restated Employment Agreement, dated May 4, 2022, by and between Walker & Dunlop, Inc. and Stephen P. Theobald
10.2	†*	Amended and Restated Employment Agreement, dated May 4, 2022, by and between Walker & Dunlop, Inc. and Gregory A. Florkowski
10.3	†*	Indemnification Agreement, dated May 4, 2022, by and among Walker & Dunlop, Inc. and Gregory A. Florkowski
10.4	†*	Non-Executive Director Compensation Rates
10.5

Eleventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 7, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022)

10.6

Twelfth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 12, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022)

31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

†Denotes a management contract or compensation plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walker & Dunlop, Inc.
Date: August 4, 2022	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 4, 2022	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer