Form 10-Q
period 2022-09-30
Walker & Dunlop, Inc.
filed 2022-11-09
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 33,012,082 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$152,188	$305,635
Restricted cash	40,246	42,812
Pledged securities, at fair value	151,413	148,996
Loans held for sale, at fair value	2,180,117	1,811,586
Loans held for investment, net	247,106	269,125
Mortgage servicing rights	967,770	953,845
Goodwill	948,164	698,635
Other intangible assets	202,834	183,904
Derivative assets	255,295	37,364
Receivables, net	216,963	212,019
Committed investments in tax credit equity	214,430	177,322
Other assets	426,487	364,746
Total assets	$6,003,013	$5,205,989

Liabilities
Warehouse notes payable	$2,545,406	$1,941,572
Notes payable	711,107	740,174
Allowance for risk-sharing obligations	49,658	62,636
Derivative liabilities	24,054	6,403
Commitments to fund investments in tax credit equity	198,073	162,747
Other liabilities	780,012	714,250
Total liabilities	$4,308,310	$3,627,782

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 32,344 shares at September 30, 2022 and 32,049 shares at December 31, 2021)	323	320
Additional paid-in capital ("APIC")	407,417	393,022
Accumulated other comprehensive income (loss) ("AOCI")	(1,460)	2,558
Retained earnings	1,256,663	1,154,252
Total stockholders’ equity	$1,662,943	$1,550,152
Noncontrolling interests	31,760	28,055
Total equity	$1,694,703	$1,578,207
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$6,003,013	$5,205,989

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Loan origination and debt brokerage fees, net	$90,858	$123,242	$275,773	306,593
Fair value of expected net cash flows from servicing, net	55,291	89,482	159,970	209,266
Servicing fees	75,975	70,628	222,916	205,658
Property sales broker fees	30,308	33,677	100,092	65,173
Investment management fees	16,301	2,564	47,345	9,115
Net warehouse interest income	3,980	5,583	14,021	14,768
Escrow earnings and other interest income	18,129	2,032	26,683	5,972
Other revenues	24,769	19,082	129,103	35,444
Total revenues	$315,611	$346,290	$975,903	$851,989

Expenses
Personnel	$157,059	$170,181	$469,608	407,817
Amortization and depreciation	59,846	53,498	177,101	148,879
Provision (benefit) for credit losses	1,218	1,266	(13,120)	(14,380)
Interest expense on corporate debt	9,306	1,766	22,123	5,291
Other operating expenses	33,991	24,836	102,400	62,171
Total expenses	$261,420	$251,547	$758,112	$609,778
Income from operations	$54,191	$94,743	$217,791	$242,211
Income tax expense	7,532	22,953	46,495	56,311
Net income before noncontrolling interests	$46,659	$71,790	$171,296	$185,900
Less: net income (loss) from noncontrolling interests	(174)	69	(1,032)	69
Walker & Dunlop net income	$46,833	$71,721	$172,328	$185,831
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	(1,238)	159	(4,018)	769
Walker & Dunlop comprehensive income	$45,595	$71,880	$168,310	$186,600

Basic earnings per share (NOTE 10)	$1.41	$2.23	$5.18	$5.80
Diluted earnings per share (NOTE 10)	$1.40	$2.21	$5.13	$5.73

Basic weighted-average shares outstanding	32,290	31,064	32,300	30,969
Diluted weighted-average shares outstanding	32,620	31,459	32,645	31,367

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and nine months ended September 30, 2022
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2021	32,049	$320	$393,022	$2,558	$1,154,252	$28,055	$1,578,207
Walker & Dunlop net income	—	—	—	—	71,209	—	71,209
Net income (loss) from noncontrolling interests	—	—	—	—	—	(679)	(679)
Other comprehensive income (loss), net of tax	—	—	—	(970)	—	—	(970)
Stock-based compensation - equity classified	—	—	10,812	—	—	—	10,812
Issuance of common stock in connection with equity compensation plans	544	5	15,526	—	—	—	15,531
Repurchase and retirement of common stock	(195)	(1)	(27,048)	—	—	—	(27,049)
Cash dividends paid ($0.60 per common share)	—	—	—	—	(20,077)	—	(20,077)
Other activity (NOTE 10)	—	—	(5,303)	—	—	15,490	10,187
Balance at March 31, 2022	32,398	$324	$387,009	$1,588	$1,205,384	$42,866	$1,637,171
Walker & Dunlop net income	—	—	—	—	54,286	—	54,286
Net income (loss) from noncontrolling interests	—	—	—	—	—	(179)	(179)
Other comprehensive income (loss), net of tax	—	—	—	(1,810)	—	—	(1,810)
Stock-based compensation - equity classified	—	—	9,980	—	—	—	9,980
Issuance of common stock in connection with equity compensation plans	43	—	110	—	—	—	110
Repurchase and retirement of common stock	(119)	(1)	(2,409)	—	(9,892)	—	(12,302)
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,675)	(1,675)
Cash dividends paid ($0.60 per common share)	—	—	—	—	(20,066)	—	(20,066)
Other activity (NOTE 10)	—	—	8,978	—	—	(8,718)	260
Balance at June 30, 2022	32,322	$323	$403,668	$(222)	$1,229,712	$32,294	$1,665,775
Walker & Dunlop net income	—	—	—	—	46,833	—	46,833
Net income (loss) from noncontrolling interests	—	—	—	—	—	(174)	(174)
Other comprehensive income (loss), net of tax	—	—	—	(1,238)	—	—	(1,238)
Stock-based compensation - equity classified	—	—	5,185	—	—	—	5,185
Issuance of common stock in connection with equity compensation plans	36	—	—	—	—	—	—
Repurchase and retirement of common stock	(14)	—	(1,436)	—	—	—	(1,436)
Distributions to noncontrolling interest holders	—	—	—	—	—	(360)	(360)
Cash dividends paid ($0.60 per common share)	—	—	—	—	(19,882)	—	(19,882)
Balance at September 30, 2022	32,344	$323	$407,417	$(1,460)	$1,256,663	$31,760	$1,694,703

	For the three and nine months ended September 30, 2021
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$	$1,196,222
Walker & Dunlop net income	—	—	—	—	58,052	—	58,052
Other comprehensive income (loss), net of tax	—	—	—	(158)	—	—	(158)
Stock-based compensation - equity classified	—	—	7,836	—	—	—	7,836
Issuance of common stock in connection with equity compensation plans	430	4	12,602	—	—	—	12,606
Repurchase and retirement of common stock	(131)	(1)	(13,373)	—	—	—	(13,374)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,052)	—	(16,052)
Balance at March 31, 2021	30,977	$310	$248,069	$1,810	$994,943	$—	$1,245,132
Walker & Dunlop net income	—	—	—	—	56,058	—	56,058
Other comprehensive income (loss), net of tax	—	—	—	768	—	—	768
Stock-based compensation - equity classified	—	—	7,892	—	—	—	7,892
Issuance of common stock in connection with equity compensation plans	64	1	530	—	—	—	531
Repurchase and retirement of common stock	(7)	(1)	(815)	—	—	—	(816)
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,070)	—	(16,070)
Balance at June 30, 2021	31,034	$310	$255,676	$2,578	$1,034,931	$—	$1,293,495
Walker & Dunlop net income	—	—	—	—	71,721	—	71,721
Net income (loss) from noncontrolling interests	—	—	—	—	—	69	69
Other comprehensive income (loss), net of tax	—	—	—	159	—	—	159
Stock-based compensation - equity classified	—	—	10,426	—	—	—	10,426
Issuance of common stock in connection with equity compensation plans	124	2	1,706	—	—	—	1,708
Issuance of common stock in connection with acquisitions	50	1	5,249	—	—	—	5,250
Repurchase and retirement of common stock	(14)	(1)	(1,495)	—	—	—	(1,496)
Noncontrolling interests from acquisition	—	—	—	—	—	18,750	18,750
Cash dividends paid ($0.50 per common share)	—	—	—	—	(16,146)	—	(16,146)
Balance at September 30, 2021	31,194	$312	$271,562	$2,737	$1,090,506	$18,819	$1,383,936

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income before noncontrolling interests	$171,296	$185,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(159,970)	(209,266)
Change in the fair value of premiums and origination fees	8,586	6,909
Amortization and depreciation	177,101	148,879
Provision (benefit) for credit losses	(13,120)	(14,380)
Gain from revaluation of previously held equity-method investment	(39,641)	—
Originations of loans held for sale	(13,877,961)	(12,761,432)
Proceeds from transfers of loans held for sale	13,283,455	12,459,511
Other operating activities, net	(16,512)	(13,100)
Net cash provided by (used in) operating activities	$(466,766)	$(196,979)

Cash flows from investing activities
Capital expenditures	$(19,302)	$(5,507)
Purchases of equity-method investments	(25,098)	(8,029)
Purchases of pledged available-for-sale ("AFS") securities	(51,302)	(7,250)
Proceeds from prepayment and sale of pledged AFS securities	9,261	28,781
Investments in joint ventures	(5,040)	(58,065)
Distributions from joint ventures	11,926	34,012
Acquisitions, net of cash received	(114,163)	(62,208)
Originations of loans held for investment	(50,772)	(269,737)
Principal collected on loans held for investment	73,500	397,328
Net cash provided by (used in) investing activities	$(170,990)	$49,325

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$593,685	$333,887
Borrowings of interim warehouse notes payable	36,459	154,661
Repayments of interim warehouse notes payable	(26,000)	(157,277)
Repayments of notes payable	(29,487)	(2,234)
Repayment of secured borrowings	—	(73,312)
Proceeds from issuance of common stock	263	5,256
Repurchase of common stock	(40,675)	(15,686)
Cash dividends paid	(60,025)	(48,268)
Payment of contingent consideration	(19,720)	—
Distributions to noncontrolling interest	(2,035)	—
Debt issuance costs	(2,831)	(2,762)
Net cash provided by (used in) financing activities	$449,634	$194,265

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(188,122)	$46,611
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	393,180	358,002
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$205,058	$404,613

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$48,590	$24,906
Cash paid for income taxes	56,099	38,728

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Supplemental Disclosure of Non-Cash Activity:
Issuance of common stock in connection with acquisitions	$—	$5,250
Issuance of common stock to settle compensation liabilities	6,551	9,589
Issuance of common stock to settle contingent consideration liabilities (NOTE 7)	8,750	—
Net increase (decrease) in total equity due to consolidations of tax credit entities (NOTE 10)	10,447	—
Net increase (decrease) in total assets due to consolidations of tax credit entities (NOTE 10)	13,700	—
Net increase (decrease) in total liabilities due to consolidations of tax credit entities (NOTE 10)	3,559	—
Forgiveness of a receivable the Company had with an acquired joint venture (NOTE 7)	5,460	—
Additions of contingent consideration liabilities from acquisitions (NOTE 7)	119,955	7,504

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or thereafter.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2022. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2022. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

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

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income were $3.1 million and $6.3 million for the three months ended September 30, 2022 and 2021, respectively, and $13.4 million and $15.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, Loans held for investment, net consisted of nine loans with an aggregate $251.8 million of unpaid principal balance less $0.7 million of net unamortized deferred fees and costs and $4.0 million of allowance for loan losses. As of December 31, 2021, Loans held for investment, net consisted of 12 loans with an aggregate $274.5 million of unpaid principal balance less $1.2 million of net unamortized deferred fees and costs and $4.2 million of allowance for loan losses.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent and on non-accrual status as of September 30, 2022 and December 31, 2021. The Company had $3.7 million in collateral-based reserves for this loan as of both September 30, 2022 and December 31, 2021 and has not recorded any interest related to this loan since it went on non-accrual status in 2019. All other loans were current as of September 30, 2022 and December 31, 2021. The amortized cost basis of loans that were current as of September 30, 2022 and December 31, 2021 was $236.1 million and $258.6 million, respectively. As of September 30, 2022, $48.6 million, $162.2 million, and $26.3 million of the loans that were current were originated in 2022, 2021, and 2019, respectively. Other than the defaulted loan noted above, the Company has never experienced any delinquencies related to loans held for investment.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2022	2021	2022	2021
Provision (benefit) for loan losses	$35	$(12)	$(142)	$(674)
Provision (benefit) for risk-sharing obligations	1,183	1,278	(12,978)	(13,706)
Provision (benefit) for credit losses	$1,218	$1,266	$(13,120)	$(14,380)

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also occasionally fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. The Company had a portfolio of participating interests in loans held for investment that was accounted for as a secured borrowing and paid off at the end of the second quarter of 2021. The Company recognized Net warehouse interest income on the unpaid principal balance of the loans and secured borrowing for the nine months ended September 30, 2021. Included in Net warehouse interest income for the three and nine months ended September 30, 2022 and 2021 are the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Net Warehouse Interest Income (in thousands)	2022	2021	2022	2021
Warehouse interest income - loans held for sale	$14,517	$11,334	$35,555	$28,315
Warehouse interest expense - loans held for sale	(12,339)	(7,611)	(26,140)	(19,249)
Net warehouse interest income - loans held for sale	$2,178	$3,723	$9,415	$9,066

Warehouse interest income - loans held for investment	$3,896	$3,108	$9,261	$9,298
Warehouse interest expense - loans held for investment	(2,094)	(1,248)	(4,655)	(3,596)
Net warehouse interest income - loans held for investment	$1,802	$1,860	$4,606	$5,702

Total net warehouse interest income	$3,980	$5,583	$14,021	$14,768

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of September 30, 2022 and 2021 and December 31, 2021 and 2020.

	September 30,		December 31,
(in thousands)	2022	2021	2021	2020
Cash and cash equivalents	$152,188	$318,188	$305,635	$321,097
Restricted cash	40,246	34,875	42,812	19,432
Pledged cash and cash equivalents (NOTE 9)	12,624	51,550	44,733	17,473
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$205,058	$404,613	$393,180	$358,002

Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were $0.3 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $5.5 million and $7.3 million during the nine months ended September 30, 2022 and 2021, respectively.

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

The majority of the Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority all of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Description (in thousands)	2022	2021	2022	2021	Statement of income line item
Certain loan origination fees	$40,076	$46,527	$130,722	$113,650	Loan origination and debt brokerage fees, net
Property sales broker fees	30,308	33,677	100,092	65,173	Property sales broker fees
Investment management fees	16,301	2,564	47,345	9,115	Investment management fees
Application fees, subscription revenues, other revenues from LIHTC operations, and other revenues	12,643	8,372	55,384	15,999	Other revenues
Total revenues derived from contracts with customers	$99,328	$91,140	$333,543	$203,937

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2021 Form 10-K. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of September 30, 2022.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year    presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.3 billion as of both September 30, 2022 and December 31, 2021. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at September 30, 2022 would be a decrease in the fair value of $40.6 million to the MSRs outstanding as of September 30, 2022.

The impact of a 200-basis point increase in the discount rate at September 30, 2022 would be a decrease in the fair value of $78.6 million to the MSRs outstanding as of September 30, 2022.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to MSRs for the three and nine months ended September 30, 2022 and 2021 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of MSRs (in thousands)	2022	2021	2022	2021
Beginning balance	$978,745	$915,519	$953,845	$862,813
Additions, following the sale of loan	45,454	70,095	182,753	224,035
Amortization	(47,391)	(44,402)	(140,846)	(130,868)
Pre-payments and write-offs	(9,038)	(11,387)	(27,982)	(26,155)
Ending balance	$967,770	$929,825	$967,770	$929,825

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of September 30, 2022 and December 31, 2021:

Components of MSRs (in thousands)	September 30, 2022	December 31, 2021
Gross value	$1,622,213	$1,548,870
Accumulated amortization	(654,443)	(595,025)
Net carrying value	$967,770	$953,845

The expected amortization of MSRs shown in the Condensed Consolidated Balance Sheet as of September 30, 2022 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Three Months Ending December 31,
2022	$46,639
Year Ending December 31,
2023	$180,469
2024	163,771
2025	141,014
2026	119,503
2027	101,362
Thereafter	215,012
Total	$967,770

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS AND GUARANTY OBLIGATION

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Substantially all loans sold under the Fannie Mae DUS program contain modified or full-risk sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for Current Expected Credit Losses (“CECL”) for all loans in its Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets. Additionally, a guaranty obligation is presented as a component of Other liabilities on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2022 and 2021 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2022	2021	2022	2021
Beginning balance	$48,475	$60,329	$62,636	$75,313
Provision (benefit) for risk-sharing obligations	1,183	1,278	(12,978)	(13,706)
Write-offs	—	—	—	—
Ending balance	$49,658	$61,607	$49,658	$61,607

During the first quarter of 2022, the Company updated its historical loss rate factor calculation to the current 10-year rolling period, with no change to either the three months ended June 30, 2022 or three months ended September 30, 2022. The historical loss rate used for the calculation of the CECL reserve was 1.2 basis points as of both June 30, 2022 and September 30, 2022 compared to 1.8 basis points as of December 31, 2021. During the second quarter of 2022, the Company updated its estimate of the forecast-period loss rate to 2.2 basis points from three basis points as of March 31, 2022, based on (i) the projected unemployment rate, (ii) overall health of the multifamily market, and (iii) other information expected during the forecast-period and reverted over a one-year period to the aforementioned 1.2 basis points historical loss rate and maintained this forecast-period loss-rate estimate through September 30, 2022. The changes in the historical loss rate factor and forecast-period loss rate during the first two quarters of 2022 contributed to the benefit for the nine months ended September 30, 2022 presented above, while an increase in the at-risk portfolio led to the small provision for the three months ended September 30, 2022.

During the first three quarters of 2021, reported and forecasted unemployment rates significantly improved compared to December 31, 2020. In response to improving unemployment statistics and the expected continued overall health of the multifamily market, the Company reduced the loss rate for the forecast period to four basis points as of March 31, 2021 and three basis points as of both June 30, 2021 and September 30, 2021 from six basis points as of December 31, 2020, resulting in the benefit for risk-sharing obligations for the three and nine months ended September 30, 2021, as presented above.

The calculated CECL reserve for the Company’s $52.1 billion at-risk Fannie Mae servicing portfolio as of September 30, 2022 was $38.9 million compared to $52.3 million as of December 31, 2021. The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of September 30, 2022 was 7.3 years compared to 7.5 years as of December 31, 2021.

Three loans had aggregate collateral-based reserves of $10.8 million and $10.3 million as of September 30, 2022 and December 31, 2021, respectively.

Activity related to the guaranty obligation for the three and nine months ended September 30, 2022 and 2021 is presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Guaranty Obligation (in thousands)	2022	2021	2022	2021
Beginning balance	$45,649	$50,369	$47,378	$52,306
Additions, following the sale of loan	1,401	1,449	4,711	4,023
Amortization and write-offs	(2,588)	(2,758)	(7,627)	(7,269)
Ending balance	$44,462	$49,060	$44,462	$49,060

As of September 30, 2022 and 2021, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $10.8 billion and $9.8 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $120.8 billion as of September 30, 2022 compared to $115.7 billion as of December 31, 2021.

As of September 30, 2022 and December 31, 2021, custodial escrow accounts relating to loans serviced by the Company totaled $3.1 billion and $3.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to earn fees on these escrow balances, presented as a component of Escrow earnings and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 6—WAREHOUSE NOTES PAYABLE

As of September 30, 2022, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of financings on acceptable terms.

Additionally, as of September 30, 2022, the Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon its ability to secure and maintain these types of financings on acceptable terms.

The Company also has a warehouse line of credit in the amount of $30.0 million with a national bank to assist in funding the Company’s Committed investments in tax credit equity before transferring them to a tax credit fund (“Tax Credit Equity Warehouse Facility”).

The maximum amount and outstanding borrowings under Warehouse notes payable at September 30, 2022:

	September 30, 2022
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$147,070	Adjusted Term SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	536,956	Adjusted Term SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	420,585	Adjusted Term SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	92,924	Adjusted Term SOFR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	652,773	Adjusted Term SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,825,000	$2,040,000	$3,865,000	$1,850,308
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	507,412
Total Agency Warehouse Facilities	$1,825,000	$3,540,000	$5,365,000	$2,357,720

Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	Adjusted Term SOFR plus 1.80%
Interim Warehouse Facility #2	100,000	—	100,000	—	Adjusted Term SOFR plus 1.35% to 1.85%
Interim Warehouse Facility #3	200,000	—	200,000	163,468	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$454,810	$—	$454,810	$183,278
Tax Credit Equity Warehouse Facility	$30,000	$—	$30,000	$5,300	Adjusted Daily SOFR plus 3.00%
Debt issuance costs	—	—	—	(892)
Total warehouse facilities	$2,309,810	$3,540,000	$5,849,810	$2,545,406
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2022, the following amendments to the Warehouse Facilities were executed in the normal course of business to support the growth of the Company’s business.

Agency Warehouse Facilities

During the third quarter of 2022, at the Company’s request, an amendment to Agency Warehouse Facility #1 was executed that decreased the committed borrowing capacity from $425.0 million to $325.0 million. In addition to the change in committed borrowing capacity, the amendment added $250 million of uncommitted borrowing capacity and extended the maturity date to August 30, 2023. No other material modifications have been made to the agreement during 2022.

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

During the second quarter of 2022, the Company executed an amendment related to Agency Warehouse Facility #4 that extended the maturity date to June 22, 2023, increased the total borrowing capacity to $425.0 million from $350.0 million, and transitioned the interest rate from 30-day LIBOR to Adjusted Term SOFR plus 130 basis points. No other material modifications have been made to the agreement during 2022.

During the third quarter of 2022, the Company executed an amendment related to Agency Warehouse Facility #5 that extended the maturity date to September 14, 2023. No other material modifications have been made to the agreement during 2022.

During the third quarter of 2022, the Company allowed an agency warehouse facility to mature on September 29, 2022, as the Company believed it had sufficient borrowing capacity from the other warehouse lenders.

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

During the third quarter of 2022, the Company executed an amendment related to Interim Warehouse Facility #3 that extended the maturity date to September 29, 2023. No other material modifications have been made to the agreement during 2022.

During the fourth quarter of 2022, the Company executed an amendment related to Interim Warehouse Facility #4 that extended the maturity date to October 1, 2024 and transitioned the interest rate from 30-day LIBOR to Adjusted Term SOFR plus 311 basis points with an Adjusted Term SOFR floor of 15 basis points. No other material modifications have been made to the agreement during 2022.

Tax Credit Equity Warehouse Facility

During the third quarter of 2022, the Company executed amendments related to the Tax Credit Equity Warehouse Facility that extended the maturity date to October 14, 2022. Additionally, the amendments transitioned the interest rate from Daily LIBOR plus 300 basis points to Adjusted Daily SOFR plus 300 basis points, with a SOFR floor of 150 basis points. During October 2022, the Company allowed the Tax Credit Equity Warehouse Facility to mature according to the terms of the agreement.

In October 2022, the Company, through one of its wholly-owned subsidiaries, replaced the maturing Tax Credit Equity Warehouse Facility with a new warehouse facility with a national bank. The credit agreement is scheduled to mature on October 5, 2025. The facility provides the Company with up to $20.0 million in committed borrowing capacity to fund investments in affordable housing limited partnerships that also secure the borrowings. Borrowings under this facility bear interest at the Adjusted Term SOFR plus 280 basis points, with a SOFR floor of zero basis points.

The credit agreement requires the Company to abide by the following financial covenants:

●	tangible net worth of the Company of not less than (i) $30.0 million;

●	liquid assets of the Company of not less than $15.0 million.

The warehouse notes payable are subject to various financial covenants, all of which the Company was in compliance with as of September 30, 2022. Interest on the Company’s warehouse notes payable is based on 30-day LIBOR, Adjusted Term SOFR, or Adjusted Daily SOFR. As a result of the expected transition from LIBOR, the Company has transitioned all of its debt agreements to a SOFR based benchmark or has included fallback language to govern the transition from 30-day LIBOR to an alternative reference rate.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Acquisition Activities

A summary of the Company’s goodwill for the nine months ended September 30, 2022 and 2021 follows:

	For the nine months ended
	September 30,
Roll Forward of Goodwill (in thousands)	2022	2021
Beginning balance	$698,635	$248,958
Additions from acquisitions	222,670	84,291
Measurement-period adjustments	26,859	—
Impairment	—	—
Ending balance	$948,164	$333,249

The additions to goodwill from acquisitions during 2022 shown in the table above during the nine months ended September 30, 2022 relate to two acquisitions. On February 28, 2022, the Company acquired 100% of the equity interests of GeoPhy B.V. (“GeoPhy”), a Netherlands-based commercial real-estate technology company. As part of the acquisition, the Company also obtained GeoPhy’s 50% interest in the Company’s appraisal joint venture, Apprise. The Company now owns 100% of Apprise and consolidates its balances and its operating results post acquisition. Prior to the acquisition, the Company accounted for its investment in Apprise under the equity method. The fair value of the consideration was $204.6 million and consisted of $82.1 million of cash, $5.5 million of forgiveness of a receivable the Company had with the joint venture (non-cash activity not reflected in the Condensed Consolidated Statements of Cash Flows), and $117.0 million of contingent consideration.

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

The contingent consideration noted above is contingent on achieving certain Apprise revenue and productivity milestones and small-balance loan volume and revenue milestones over a four-year period. The maximum earnout included as part of the GeoPhy acquisition is $205.0 million. The Company estimated that $132.7 million, or 65% of the maximum earnout, was achievable based on management forecasts.

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

The calculation of goodwill of $206.4 million included the fair value of the consideration transferred of $204.6 million and the acquisition-date fair value of the Company’s previously held equity-method investment in Apprise of $58.5 million. The book value of the Company’s equity-method investment in Apprise prior to the acquisition date was $18.9 million, resulting in a $39.6 million gain from remeasuring to fair value. The gain is included as a component of Other revenues in the Condensed Consolidated Statements of Income. The Company used a discounted cash flow model to estimate the acquisition-date fair value of Apprise, with the discount rate and management’s forecast of future revenues and cash flows as the most-significant inputs for the estimate. The discount rate used was 17.0%, and a control premium was not included in the estimate.

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

The second acquisition occurred during the third quarter of 2022 for consideration of $6.0 million of cash and $3.0 million of contingent consideration and resulted in $8.8 million of goodwill. The Company allocated the goodwill from this acquisition to the Company’s Capital Markets reportable segment. The Company expects all of the goodwill from this acquisition to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments to settle the contingent consideration are made. The financial results since the acquisition and pro-forma financial information as if the acquisition occurred on January 1, 2021 were immaterial.

The measurement-period adjustments above primarily relate to the Company’s acquisition of Alliant Capital Ltd. (“Alliant”), an acquisition completed in December of 2021, as more fully described in the Company’s 2021 Form 10-K. The measurement-period adjustments consist of (i) $29.7 million additional purchase price consideration related to the settlement of working capital adjustments and (ii) immaterial other adjustments as a result of the Company obtaining additional information. The additional consideration was paid during the third quarter of 2022. The Company has substantially completed the purchase accounting for the Alliant acquisition as of September 30, 2022. During the third quarter of 2022, the Company settled working capital adjustments related to the GeoPhy acquisition, resulting in a $5.5 million reduction in purchase price consideration. The settlement of the cash owed to the Company from GeoPhy for working capital adjustments will be a reduction of the cash paid to settle the contingent consideration achieved in the future. The Company has not completed the purchase accounting for the GeoPhy acquisition as it is waiting for the GeoPhy tax returns to be completed.

As discussed in NOTE 11 below, in the first quarter of 2022, the Company began disclosing three reportable segments. The following table shows goodwill by reportable segments as of September 30, 2022. As the Company did not have segment reporting as of December 31, 2021, all of the goodwill balance was allocated to the Company’s one reportable segment as of December 31, 2021.

As of
Goodwill by Reportable Segment (in thousands)	September 30, 2022
Capital Markets	$451,345
Servicing & Asset Management	496,819
Corporate	—
Ending balance	$948,164

Other Intangible Assets

Activity related to other intangible assets for the nine months ended September 30, 2022 and 2021 follows:

	For the nine months ended
	September 30,
Roll Forward of Other Intangible Assets (in thousands)	2022	2021
Beginning balance	$183,904	$1,880
Additions from acquisitions	31,000	8,719
Amortization	(12,070)	(2,145)
Ending balance	$202,834	$8,454

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of September 30, 2022 and December 31, 2021:

Components of Other Intangible Assets (in thousands)	September 30, 2022	December 31, 2021
Gross value	$220,682	$189,682
Accumulated amortization	(17,848)	(5,778)
Net carrying value	$202,834	$183,904

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of September 30, 2022 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Three Months Ending December 31,
2022	$4,190
Year Ending December 31,
2023	$17,263
2024	16,206
2025	16,206
2026	16,206
2027	16,206
Thereafter	116,557
Total	$202,834

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the nine months ended September 30, 2022 and 2021 follows:

	For the nine months ended
	September 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2022	2021
Beginning balance	$125,809	$28,829
Additions	119,955	7,504
Accretion and revaluation	3,767	1,405
Payments	(28,547)	(6,080)
Ending balance	$220,984	$31,658

The contingent consideration liabilities presented in the table above relate to (i) acquisitions of debt brokerage and investment sales brokerage companies completed over the past several years, (ii) the purchase of noncontrolling interests in 2020 that was fully earned as of December 31, 2021 and paid in 2022, (iii) the Alliant acquisition, and (iv) the GeoPhy acquisition. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earn-out period of five years, provided certain revenue targets and other metrics have been met. The last of the earn-out periods related to the contingent consideration ends in the third quarter of 2027. In each case, the Company estimated the initial fair value of the contingent consideration using a Monte Carlo simulation.

The recognition of the contingent consideration liability for the two acquisitions in 2022 is non-cash, and thus not reflected in the amount of cash consideration paid on the Condensed Consolidated Statements of Cash Flows. In addition, $8.8 million of the payments settling contingent consideration liabilities included in the table above for the nine months ended September 30, 2022 were from the issuance of the Company’s common stock, a non-cash transaction.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
September 30, 2022
Assets
Loans held for sale	$—	$2,180,117	$—	$2,180,117
Pledged securities	12,624	138,789	—	151,413
Derivative assets	—	—	255,295	255,295
Total	$12,624	$2,318,906	$255,295	$2,586,825

Liabilities
Derivative liabilities	$—	$—	$24,054	$24,054
Contingent consideration liabilities	—	—	220,984	220,984
Total	$—	$—	$245,038	$245,038

December 31, 2021
Assets
Loans held for sale	$—	$1,811,586	$—	$1,811,586
Pledged securities	44,733	104,263	—	148,996
Derivative assets	—	—	37,364	37,364
Total	$44,733	$1,915,849	$37,364	$1,997,946

Liabilities
Derivative liabilities	$—	$—	$6,403	$6,403
Contingent consideration liabilities	—	—	125,808	125,808
Total	$—	$—	$132,211	$132,211

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2022.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Derivative Assets and Liabilities, net (in thousands)	2022	2021	2022	2021
Beginning balance	$42,634	$6,340	$30,961	$44,720
Settlements	42,458	(146,841)	(235,463)	(488,356)
Realized gains recorded in earnings(1)	(85,092)	140,501	204,502	443,636
Unrealized gains (losses) recorded in earnings(1)	231,241	72,223	231,241	72,223
Ending balance	$231,241	$72,223	$231,241	$72,223
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2022:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (3)
Derivative assets	$255,295	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$24,054	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$220,984	Monte Carlo Simulation(2)	Probability of earn-out achievement	65% - 100%	76%
(1)	Significant increases in this input may lead to significantly lower fair value measurements.
(2)	Monte Carlo simulation analysis was supported by other valuation analyses.
(3)	Contingent consideration weighted based on maximum gross earn-out amount.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2022 and December 31, 2021 are presented below:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$152,188	$152,188	$305,635	$305,635
Restricted cash	40,246	40,246	42,812	42,812
Pledged securities	151,413	151,413	148,996	148,996
Loans held for sale	2,180,117	2,180,117	1,811,586	1,811,586
Loans held for investment, net	247,106	248,098	269,125	270,826
Derivative assets	255,295	255,295	37,364	37,364
Total financial assets	$3,026,365	$3,027,357	$2,615,518	$2,617,219

Financial Liabilities:
Derivative liabilities	$24,054	$24,054	$6,403	$6,403
Contingent consideration liabilities	220,984	220,984	125,808	125,808
Warehouse notes payable	2,545,406	2,546,298	1,941,572	1,942,448
Notes payable	711,107	715,688	740,174	745,175
Total financial liabilities	$3,501,551	$3,507,024	$2,813,957	$2,819,834

The following methods and assumptions were used for recurring fair value measurements as of September 30, 2022 and December 31, 2021.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2022 and December 31, 2021:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2022
Rate lock commitments	$870,205	$21,833	$(37,337)	$(15,504)	$8,469	$(23,973)	$—
Forward sale contracts	3,230,106	—	246,745	246,745	246,826	(81)	—
Loans held for sale	2,359,901	29,624	(209,408)	(179,784)	—	—	(179,784)
Total		$51,457	$—	$51,457	$255,295	$(24,054)	$(179,784)

December 31, 2021
Rate lock commitments	$1,115,829	$29,837	$(4,604)	$25,233	$26,526	$(1,293)	$—
Forward sale contracts	2,881,224	—	5,728	5,728	10,838	(5,110)	—
Loans held for sale	1,765,395	47,315	(1,124)	46,191	—	—	46,191
Total		$77,152	$—	$77,152	$37,364	$(6,403)	$46,191

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of September 30, 2022. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2022 collateral requirements as outlined above. As of September 30, 2022, reserve requirements for the DUS loan portfolio will require the Company to fund $71.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of September 30, 2022. The net worth requirement is derived primarily from unpaid principal balances on Fannie

Mae loans and the level of risk sharing. At September 30, 2022, the net worth requirement was $275.0 million, and the Company's net worth, as defined in the requirements, was $646.0 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2022, the Company was required to maintain at least $54.7 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $131.9 million as of September 30, 2022, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of September 30, 2022 and 2021 and December 31, 2021 and 2020:

	September 30,		December 31,
Pledged Securities (in thousands)	2022	2021	2021	2020
Restricted cash	$8,454	$10,596	$3,779	$4,954
Money market funds	4,170	40,954	40,954	12,519
Total pledged cash and cash equivalents	$12,624	$51,550	$44,733	$17,473
Agency MBS	138,789	97,224	104,263	119,763
Total pledged securities, at fair value	$151,413	$148,774	$148,996	$137,236

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. When the fair value of Agency MBS is lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS whose fair value is less than the carrying value, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table provides additional information related to the Agency MBS as of September 30, 2022 and December 31, 2021:

Fair Value and Amortized Cost of Agency MBS (in thousands)	September 30, 2022	December 31, 2021
Fair value	$138,789	$104,263
Amortized cost	140,782	100,847
Total gains for securities with net gains in AOCI	762	3,636
Total losses for securities with net losses in AOCI	(2,755)	(220)
Fair value of securities with unrealized losses	116,989	4,757

An immaterial amount of the pledged securities has been in a continuous unrealized loss position for more than 12 months.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	September 30, 2022
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	16,018	16,063
After five years through ten years	99,612	100,327
After ten years	23,159	24,392
Total	$138,789	$140,782

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended September 30,		For the nine months ended September 30,
EPS Calculations (in thousands, except per share amounts)	2022	2021	2022	2021
Calculation of basic EPS
Walker & Dunlop net income	$46,833	$71,721	$172,328	$185,831
Less: dividends and undistributed earnings allocated to participating securities	1,296	2,364	4,984	6,163
Net income applicable to common stockholders	$45,537	$69,357	$167,344	$179,668
Weighted-average basic shares outstanding	32,290	31,064	32,300	30,969
Basic EPS	$1.41	$2.23	$5.18	$5.80

Calculation of diluted EPS
Net income applicable to common stockholders	$45,537	$69,357	$167,344	$179,668
Add: reallocation of dividends and undistributed earnings based on assumed conversion	7	23	34	57
Net income allocated to common stockholders	$45,544	$69,380	$167,378	$179,725
Weighted-average basic shares outstanding	32,290	31,064	32,300	30,969
Add: weighted-average diluted non-participating securities	330	395	345	398
Weighted-average diluted shares outstanding	32,620	31,459	32,645	31,367
Diluted EPS	$1.40	$2.21	$5.13	$5.73

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three and nine months ended September 30, 2022, 218 thousand average restricted shares and 111 thousand average restricted shares, respectively, were excluded from the computation of diluted EPS under the treasury-stock method. For the three months and nine months ended September 30, 2021, an immaterial number of average restricted shares were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method  because the effect would have been anti-dilutive, as the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented.

The following non-cash transactions did not impact the amount of cash paid on the Condensed Consolidated Statements of Cash Flows. During 2022, the operating agreement of three of the Company’s tax-credit-related joint ventures changed. The Company reconsidered its consolidation conclusion based on these changes and concluded that the joint ventures should be consolidated, resulting in a $3.7 million increase in APIC and $6.8 million of noncontrolling interests consolidated as shown on the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2022. The consolidation also resulted in a $35.0 million increase in Receivables, net, a $21.3 million reduction in Other assets, and a $3.6 million increase in Other liabilities.

In February 2022, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 13, 2022. During the first quarter of 2022, the Company did not repurchase any shares of its common stock under the share repurchase program. During the second quarter of 2022, the Company repurchased 109 thousand shares of its common stock under the 2022 share repurchase program at a weighted-average price of $101.77 per share and immediately retired the shares, reducing stockholders’ equity by $11.1 million. During the third quarter of 2022, the Company did not repurchase any shares of its common stock under the share repurchase program. As of September 30, 2022, the Company had $63.9 million of authorized share repurchase capacity remaining under the 2022 share repurchase program.

During each of the first three quarters of 2022, the Company paid a dividend of $0.60 per share. On November 8, 2022, the Company’s Board of Directors declared a dividend of $0.60 per share for the fourth quarter of 2022. The dividend will be paid on December 9, 2022 to all holders of record of the Company’s restricted and unrestricted common stock as of November 25, 2022.

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

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results, other than income tax expense, which is allocated proportionally based on income from operations at each segment, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

The following tables provide a summary and reconciliation of each segment’s results for the three months ended September 30, 2022 and 2021.

	For the three months ended September 30, 2022
Segment Results		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$89,752	$1,106	$—	$90,858
Fair value of expected net cash flows from servicing, net	55,291	—	—	55,291
Servicing fees	—	75,975	—	75,975
Property sales broker fees	30,308	—	—	30,308
Investment management fees	—	16,301	—	16,301
Net warehouse interest income	2,178	1,802	—	3,980
Escrow earnings and other interest income	—	17,760	369	18,129
Other revenues	5,845	21,544	(2,620)	24,769
Total revenues	$183,374	$134,488	$(2,251)	$315,611

Expenses
Personnel	$125,980	$21,676	$9,403	$157,059
Amortization and depreciation	952	57,239	1,655	59,846
Provision (benefit) for credit losses	—	1,218	—	1,218
Interest expense on corporate debt	—	—	9,306	9,306
Other operating expenses	6,063	6,043	21,885	33,991
Total expenses	$132,995	$86,176	$42,249	$261,420
Income from operations	$50,379	$48,312	$(44,500)	$54,191
Income tax expense (benefit)	12,751	12,110	(17,329)	7,532
Net income before noncontrolling interests	$37,628	$36,202	$(27,171)	$46,659
Less: net income (loss) from noncontrolling interests	—	(174)	—	(174)
Walker & Dunlop net income	$37,628	$36,376	$(27,171)	$46,833

	For the three months ended September 30, 2021
Segment Results		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$121,133	$2,109	$—	$123,242
Fair value of expected net cash flows from servicing, net	89,482	—	—	89,482
Servicing fees	—	70,628	—	70,628
Property sales broker fees	33,677	—	—	33,677
Investment management fees	—	2,564	—	2,564
Net warehouse interest income	3,723	1,860	—	5,583
Escrow earnings and other interest income	—	1,945	87	2,032
Other revenues	3,026	16,724	(668)	19,082
Total revenues	$251,041	$95,830	$(581)	$346,290

Expenses
Personnel	$139,890	$10,446	$19,845	$170,181
Amortization and depreciation	17	52,388	1,093	53,498
Provision (benefit) for credit losses	—	1,266	—	1,266
Interest expense on corporate debt	—	—	1,766	1,766
Other operating expenses	4,628	3,199	17,009	24,836
Total expenses	$144,535	$67,299	$39,713	$251,547
Income from operations	$106,506	$28,531	$(40,294)	$94,743
Income tax expense (benefit)	25,660	7,040	(9,747)	22,953
Net income before noncontrolling interests	$80,846	$21,491	$(30,547)	$71,790
Less: net income (loss) from noncontrolling interests	—	69	—	69
Walker & Dunlop net income	$80,846	$21,422	$(30,547)	$71,721

The following tables provide a summary and reconciliation of each segment’s results for the nine months ended September 30, 2022 and 2021 and total assets as of September 30, 2022 and 2021.

	As of and for the nine months ended September 30, 2022
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$273,660	$2,113	$—	$275,773
Fair value of expected net cash flows from servicing, net	159,970	—	—	159,970
Servicing fees	—	222,916	—	222,916
Property sales broker fees	100,092	—	—	100,092
Investment management fees	—	47,345	—	47,345
Net warehouse interest income	9,415	4,606	—	14,021
Escrow earnings and other interest income	—	26,166	517	26,683
Other revenues	12,503	74,959	41,641	129,103
Total revenues	$555,640	$378,105	$42,158	$975,903

Expenses
Personnel	$363,619	$62,195	$43,794	$469,608
Amortization and depreciation	1,762	170,930	4,409	177,101
Provision (benefit) for credit losses	—	(13,120)	—	(13,120)
Interest expense on corporate debt	—	—	22,123	22,123
Other operating expenses	16,757	18,721	66,922	102,400
Total expenses	$382,138	$238,726	$137,248	$758,112
Income from operations	$173,502	$139,379	$(95,090)	$217,791
Income tax expense (benefit)	42,074	33,799	(29,378)	46,495
Net income before noncontrolling interests	$131,428	$105,580	$(65,712)	$171,296
Less: net income (loss) from noncontrolling interests	—	(1,032)	—	(1,032)
Walker & Dunlop net income	$131,428	$106,612	$(65,712)	$172,328

Total assets	$3,016,153	$2,621,380	$365,480	$6,003,013

	As of and for the nine months ended September 30, 2021
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$302,011	$4,582	$—	$306,593
Fair value of expected net cash flows from servicing, net	209,266	—	—	209,266
Servicing fees	—	205,658	—	205,658
Property sales broker fees	65,173	—	—	65,173
Investment management fees	—	9,115	—	9,115
Net warehouse interest income	9,066	5,702	—	14,768
Escrow earnings and other interest income	—	5,712	260	5,972
Other revenues	8,721	28,381	(1,658)	35,444
Total revenues	$594,237	$259,150	$(1,398)	$851,989

Expenses
Personnel	$332,519	$27,004	$48,294	$407,817
Amortization and depreciation	556	145,161	3,162	148,879
Provision (benefit) for credit losses	—	(14,380)	—	(14,380)
Interest expense on corporate debt	—	—	5,291	5,291
Other operating expenses	11,628	8,056	42,487	62,171
Total expenses	$344,703	$165,841	$99,234	$609,778
Income from operations	$249,534	$93,309	$(100,632)	$242,211
Income tax expense (benefit)	58,014	21,693	(23,396)	56,311
Net income before noncontrolling interests	$191,520	$71,616	$(77,236)	$185,900
Less: net income (loss) from noncontrolling interests	—	69	—	69
Walker & Dunlop net income	$191,520	$71,547	$(77,236)	$185,831

Total assets	$3,229,274	$1,387,423	$500,165	$5,116,862

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

During 2022, the operating agreements of three of the Company’s joint ventures were amended, resulting in the Company gaining the power to direct the activities that most significantly impact the economic performance of the joint ventures; previously, the Company only held rights to receive the significant economic benefits of the joint ventures. The Company reassessed its consolidation conclusions and determined that it was the primary beneficiary, and as a result, consolidated the joint ventures as of March 31, 2022. As of September 30, 2022 and December 31, 2021, the assets and liabilities of the consolidated tax credit funds were immaterial.

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$387	$—
Restricted cash	1,817	—
Receivables, net	33,235	—
Other Assets	49,475	54,880
Total assets of consolidated VIEs	$84,914	$54,880

Liabilities:
Other liabilities	$38,114	$36,480
Total liabilities of consolidated VIEs	$38,114	$36,480

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	September 30, 2022	December 31, 2021
Assets
Committed investments in tax credit equity	$214,430	$177,322
Other assets: Equity-method investments	58,126	74,997
Total interests in nonconsolidated VIEs	$272,556	$252,319

Liabilities
Commitments to fund investments in tax credit equity	$198,073	$162,747
Total commitments to fund nonconsolidated VIEs	$198,073	$162,747

Maximum exposure to losses(1)(2)	$272,556	$252,319

(1)	Maximum exposure determined as Total interests in nonconsolidated VIEs. The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,”, “us”, “our”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory, (iii) investment management, and (iv) affordable housing lending, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by new loans to us representing 67% of refinancing volumes and 25% of total transaction volumes coming from new customers for the nine months ended September 30, 2022.

We are one of the largest lenders to multifamily operators in the country. We originate, sell, and service a range of multifamily and other commercial real estate financing products, including loans through the programs of the GSEs, and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We broker, and occasionally service, loans to commercial real estate operators for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

We provide multifamily property sales brokerage and appraisal and valuation services and engage in commercial real estate investment management activities, including a focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication. We engage in the development and preservation of affordable housing projects through joint ventures with real estate developers and the management of funds focused on affordable housing. We provide housing market research and real estate-related investment banking and advisory services, which provides our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country, some of whom are the largest owners and developers in the industry. We also underwrite, service, and asset-manage shorter term loans on commercial real estate. Most of these shorter-term interim loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). Some of these interim loans are closed and retained by us through our Interim Program JV or Interim Loan Program (as defined below in Principal Lending and Investing). We are a leader in commercial real estate technology, developing and acquiring technology resources that (i) provide innovative solutions and a better experience for our customers and (ii) allow us to drive efficiencies across our internal processes.

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

Corporate

The Corporate segment consists primarily of our treasury operations and other corporate-level activities. Our treasury operations include monitoring and managing our liquidity and funding requirements, including our corporate debt. The major other corporate-level functions include our equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups.

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

Property Sales

We offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties through our subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”). Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients, and we often are able to provide financing to the purchaser of the properties through our Agency or debt brokerage teams. Our property sales services are offered across the United States. We have increased the number of property sales brokers and the geographical reach of our investment sales platform over the past several years through hiring and acquisitions and intend to continue this expansion in support of our growth strategy. To further support our growth strategy, we acquired an investment sales brokerage company during the third quarter of 2022, which expands our investment sales service offerings to include land sales.

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary, Apprise by Walker & Dunlop (“Apprise”). Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and leveraging our expertise in the commercial real estate industry. Prior to the GeoPhy acquisition, we and GeoPhy each owned a 50% interest in Apprise, and we accounted for the interest as an equity-method investment. Subsequent to the GeoPhy acquisition, Apprise is a wholly-owned subsidiary of Walker & Dunlop. Apprise provides appraisal services to a client list that includes several national commercial real estate lenders. Apprise also provides quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country.

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

Affordable Housing and Other Commercial Real Estate-related Investment Management Services

We provide affordable housing investment management services through our subsidiary, Alliant Capital, Ltd. and its affiliates (“Alliant”). Alliant is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. Alliant serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, Alliant earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

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

Through our subsidiary, Walker & Dunlop Investment Partners (“WDIP”), we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current assets under management (“AUM”) of $1.4 billion primarily consist of five sources: Fund III, Fund IV, Fund V, and Fund VI (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

The assumptions used to estimate the fair value of capitalized OMSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the material assumptions historically, including the significant assumption that most significantly impacts the estimate – the discount rate. We do not expect to see significant volatility in the material assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. During the first quarter of 2021, we reduced the discount rate and escrow earnings rate assumptions for our OMSRs. During the third quarter of 2022, we increased the escrow earnings rate assumptions to reflect current market participant assumptions. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the condensed consolidated financial statements details the portfolio-level impact of a change in the discount rate).

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

Over the past year, we have made two large acquisitions that included significant portions of contingent consideration. The aggregate fair value of our contingent consideration liabilities as of September 30, 2022 was $221.0 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of September 30, 2022 was $325.0 million. Historically, all of the contingent consideration arrangements have paid out at the maximum achievable amount. We are uncertain whether this trend will continue in the future. Additionally, the earnouts completed prior to 2021 have involved businesses that operated in our core debt financing business and involved substantially smaller amounts of contingent consideration as compared to the two aforementioned acquisitions.

Goodwill. As of September 30, 2022 and December 31, 2021, we reported goodwill of $948.2 million and $698.6 million, respectively. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the segment to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually in the fourth quarter. Between the annual evaluation time, we will perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions, and estimates about projected cash flows, discount rates and other factors. As of September 30, 2022, we continue to believe our goodwill is not impaired.

Overview of Current Business Environment

The fundamentals of the commercial real estate market began the year strong, particularly multifamily, which is the vast majority of our transaction volumes. Despite significant market volatility caused by the high inflation rate and resulting rising interest rates, multifamily property fundamentals remain healthy. According to RealPage, a provider of commercial real estate data and analytics, vacancies have risen from their March 2022 lows to 4.4% as of September 30, 2022; however, national vacancy rates still remain below their historical averages. Additionally, rent collections remain strong at pre-pandemic levels, despite inflationary pressures and high rent growth over the past two years.

Macroeconomic conditions impacting multifamily markets remained stable in the third quarter of 2022, with the national unemployment rate falling to pre-pandemic lows of 3.5% as of September 2022. The high rate of inflation during the year resulted in the Federal Reserve increasing its target Federal Funds Rate by 3.00% from December 2021, with a target range of 3.00% to 3.25% as of September 30, 2022. The Federal Reserve continues to signal that it anticipates additional increases in the target range and will continue the reduction of its holdings in Treasury securities and Agency mortgage-backed securities (“Agency MBS”) until the inflation rate returns to the Federal Reserve’s long-term target. Both of these actions by the Federal Reserve have resulted in an increase in long-term mortgage interest rates, which form the basis of most of our lending.

The market’s transition from a historically low interest rate environment to a rising interest rate environment disrupted certain sectors of the lending market, with the most acute impact felt initially in the consumer lending sector (e.g., residential mortgages, auto lending, and consumer credit). Although volatility in long-term interest rates also disrupted certain segments of the commercial real estate lending environment at times during 2022, the commercial real estate debt and property sales markets remained active. As a result, our total transaction volumes increased 27% over the first three quarters of 2021, with the largest increases in multifamily property sales (65%), debt brokerage (27%), and Fannie Mae (33%) volumes. The product we offer that was most significantly impacted by rising interest rates was our HUD product, which declined 49% when compared to the first three quarters of 2021.

Over the last ninety days, the Federal Reserve’s stance on inflation has become more aggressive with fourth consecutive 0.75% increases in the Federal Funds Rate. As the Federal Reserve continues to combat inflation by increasing interest rates, we expect commercial real estate debt and property sales transaction activity to slow down from peaks earlier in the year. As with the first three quarters of 2022, we expect certain products to be impacted more than others, with debt brokerage executions in non-multifamily assets classes being impacted the most, as banks and life insurance companies continue to pull back and potentially increase capital reserves in the last quarter of 2022. However, we anticipate Agency lending volumes to remain steady in the fourth quarter as the Agencies provide liquidity in countercyclical markets. When the broader capital markets tighten, the Agencies historically step in to provide liquidity to the multifamily borrowing community as they did throughout 2020 and the second half of last year, and as one of the largest providers of capital to the multifamily sector, we are well positioned. As interest rates increased rapidly over the last several months, and liquidity in the capital markets tightened, we have experienced declines in credit spreads to offset a portion of the interest rate increases. Although our lending activity with the Agencies is expected to remain strong in the fourth quarter of 2022, the servicing fees on new loans and associated profitability of those executions is expected to remain consistent with third quarter levels.

We are a market-leading originator with the Agencies, and we believe our market leadership positions us well to continue gaining market share and remain a significant lender with the Agencies for the foreseeable future.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In October 2021, the FHFA established Fannie Mae’s and Freddie Mac’s 2022 loan origination caps at $78 billion each for all multifamily business. During the three months ended September 30, 2022, Fannie Mae and Freddie Mac had multifamily origination volumes of $15.9 billion and $14.7 billion, respectively, down 2.5% and 16.9%, respectively, from the same period in 2021. During the nine months ended September 30, 2022, Fannie Mae and Freddie Mac had multifamily origination volumes of $50.6 billion and $44.3 billion, respectively, up 3.9% and down 1.1% from the first nine months of 2021, respectively, leaving a combined $61.1 billion of available lending capacity for the remainder of the year.

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

As noted above, our debt financing operations with HUD declined during the first three quarters of 2022. HUD loan volumes accounted for 2.8% and 2.6% of our total debt financing volumes for the three and nine months ended September 30, 2022, respectively, compared to 4.1% and 6.0% for the three and nine months ended September 30, 2021, respectively. The decline in HUD debt financing volumes as a percentage of our total debt financing volumes was driven by lower aggregate HUD lending volumes industry-wide, as the increasing interest-rate environment discussed above more acutely impacted the HUD product given the longer lead times associated with HUD executions.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams from future servicing fees. During the three and nine months ended September 30, 2022, servicing fee revenues were up 7.6% and 8.4%, respectively, compared to the same periods in 2021, due to the growth in our Agency servicing portfolio over the last year. A decline in our Agency originations would negatively impact our financial results as our non-cash revenues would decrease disproportionately with debt financing volume and future servicing fee revenue would be constrained or decline.

Our multifamily property sales volumes grew significantly in the first half of 2022, as (i) the multifamily acquisitions market was very active during the first half of the year and (ii) we expanded the number of property sales brokers and geographical reach of our property sales platform. Beginning in the third quarter of 2022, the multifamily acquisitions market began to slow down due to the aforementioned market volatility driven by significant increases in interest rates. Long term, we believe the market fundamentals will continue to be positive for multifamily property sales. Over the last several years, and throughout the pandemic, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in most geographic areas. Consequently, the fundamentals of the multifamily property sales market were strong prior to the pandemic, and, when combined with historically low vacancies, steadying rental rates, and healthy rent collections, it is our expectation that market demand for multifamily property sales will remain steady as this asset class remains an attractive investment option.

Our debt brokerage platform continued its growth from 2021, with brokered volume increasing during the year. The increase in volume in 2022 reflects the continued demand from private capital providers, with activity focused not only on multifamily but also on other commercial real estate assets such as office, retail, and hospitality. Although lending activity in the non-multifamily asset classes is expected to slow in the short-term, we expect non-multifamily debt financing volumes to continue to remain attractive in the long-term.

We entered into the Interim Program JV to expand our capacity to originate Interim Program loans beyond the use of our own balance sheet. The demand for transitional lending has brought increased competition from lenders, specifically banks, private debt funds, mortgage real estate investment trusts, and life insurance companies. For the nine months ended September 30, 2022, we originated $86.3 million of Interim Program JV loans, compared to $665.9 million of originations for the same period last year, due to the aforementioned competitive pressures and the impact of rising interest rates on interim lending opportunities. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands; except per share data)	2022	2021	2022	2021
Transaction Volume:
Total Debt Financing Volume	$11,925,593	$13,260,768	$35,711,568	$31,096,071
Property Sales Volume	4,993,615	5,230,093	16,417,367	9,967,385
Total Transaction Volume	$16,919,208	$18,490,861	$52,128,935	$41,063,456

Key Performance Metrics:
Operating margin	17%	27%	22%	28%
Return on equity	11	22	14	20
Walker & Dunlop net income	$46,833	$71,721	$172,328	$185,831
Adjusted EBITDA(1)	74,990	72,430	232,470	199,611
Diluted EPS	1.40	2.21	5.13	5.73

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	50%	49%	48%	48%
Other operating expenses	11	7	10	7

	As of September 30,
Managed Portfolio:	2022	2021
Total Servicing Portfolio	$120,778,424	$113,920,374
Assets under management	17,017,355	2,309,332
Total Managed Portfolio	$137,795,779	$116,229,706
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following tables present period-to-period comparisons of our financial results for the three and nine months ended September 30, 2022 and 2021.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$90,858	$123,242	$(32,384)	(26)%
Fair value of expected net cash flows from servicing, net	55,291	89,482	(34,191)	(38)
Servicing fees	75,975	70,628	5,347	8
Property sales broker fees	30,308	33,677	(3,369)	(10)
Investment management fees	16,301	2,564	13,737	536
Net warehouse interest income	3,980	5,583	(1,603)	(29)
Escrow earnings and other interest income	18,129	2,032	16,097	792
Other revenues	24,769	19,082	5,687	30
Total revenues	$315,611	$346,290	$(30,679)	(9)

Expenses
Personnel	$157,059	$170,181	$(13,122)	(8)%
Amortization and depreciation	59,846	53,498	6,348	12
Provision (benefit) for credit losses	1,218	1,266	(48)	(4)
Interest expense on corporate debt	9,306	1,766	7,540	427
Other operating expenses	33,991	24,836	9,155	37
Total expenses	$261,420	$251,547	$9,873	4
Income from operations	$54,191	$94,743	$(40,552)	(43)
Income tax expense	7,532	22,953	(15,421)	(67)
Net income before noncontrolling interests	$46,659	$71,790	$(25,131)	(35)
Less: net income (loss) from noncontrolling interests	(174)	69	(243)	(352)
Walker & Dunlop net income	$46,833	$71,721	$(24,888)	(35)

FINANCIAL RESULTS – NINE MONTHS

CONSOLIDATED

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$275,773	$306,593	$(30,820)	(10)%
Fair value of expected net cash flows from servicing, net	159,970	209,266	(49,296)	(24)
Servicing fees	222,916	205,658	17,258	8
Property sales broker fees	100,092	65,173	34,919	54
Investment management fees	47,345	9,115	38,230	419
Net warehouse interest income	14,021	14,768	(747)	(5)
Escrow earnings and other interest income	26,683	5,972	20,711	347
Other revenues	129,103	35,444	93,659	264
Total revenues	$975,903	$851,989	$123,914	15

Expenses
Personnel	$469,608	$407,817	$61,791	15%
Amortization and depreciation	177,101	148,879	28,222	19
Provision (benefit) for credit losses	(13,120)	(14,380)	1,260	(9)
Interest expense on corporate debt	22,123	5,291	16,832	318
Other operating expenses	102,400	62,171	40,229	65
Total expenses	$758,112	$609,778	$148,334	24
Income from operations	$217,791	$242,211	$(24,420)	(10)
Income tax expense	46,495	56,311	(9,816)	(17)
Net income before noncontrolling interests	$171,296	$185,900	$(14,604)	(8)
Less: net income (loss) from noncontrolling interests	(1,032)	69	(1,101)	(1,596)
Walker & Dunlop net income	$172,328	$185,831	$(13,503)	(7)

Overview

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The decrease in revenues was primarily driven by decreases in loan origination and debt brokerage fees, net (“origination fees”), the fair value of expected net cash flows from servicing, net (“MSR income”), and property broker sales fees, partially offset by increases in servicing fees, investment management fees, escrow earnings and other interest income, and other revenues. Origination fees and MSR income decreased as a result of a 10% decline in overall debt financing volume and a decline in the origination related fee rate and MSR income rate, respectively, as market volatility and rising interest rates resulted in tighter spreads on loans. Property broker sales fees decreased primarily due to a decline in property sales volume. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Investment management fees increased due to the addition of investment management fees from our LIHTC operations acquired in the fourth quarter of 2021. Escrow earnings and other interest income increased largely as a result of a higher escrow earnings rate due to rising interest rates. Other revenues increased primarily due to the addition of other revenues related to our LIHTC operations, partially offset by a decrease in prepayment fees.

The increase in expenses was due to increases in amortization and depreciation, interest expense on corporate debt, and other operating expenses, partially offset by a decrease in personnel costs. Amortization and depreciation expense increased primarily due to an increase in the average MSR balance and an increase in intangible asset amortization resulting from acquisitions over the past year. Interest expense on corporate debt increased primarily due to the increase in the size of the debt outstanding, an increase in SOFR to which our Term Debt is indexed, and the assumption of Alliant’s note payable in the fourth quarter of 2021. Other operating expenses increased largely as a result of (i) the overall growth of the Company over the past year, including expenses from acquired subsidiaries, and (ii) an increase in travel and entertainment costs compared to 2021 when our travel and entertainment expenses were depressed due to the on-going effects of the pandemic. The decrease in personnel expenses was primarily a result of decreases in commission costs due to the decrease in debt financing and property sales volumes and other variable costs due to the Company’s performance, partially offset by an increase in salaries and benefits costs primarily driven by an increase in the average headcount.

Income Tax Expense. The decrease in income tax expense relates to a decrease in income from operations and a one-time $10.2 million tax benefit resulting from the dissolution during the third quarter of 2022 of the Apprise joint venture that we acquired full ownership of earlier in the year (“Apprise dissolution”). Partially offsetting this benefit was (i) an increase in the estimated annual effective tax rate due to an increase in nondeductible executive compensation, (ii) a $1.8 million decrease in realizable excess tax benefits, and (iii) a one-time international property (“IP”) transfer tax of $3.9 million related to the IP intangible assets we acquired as part of the GeoPhy acquisition.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

The increase in revenues was primarily driven by increases in servicing fees, property sales broker fees, investment management fees, escrow earnings and other interest income, and other revenues, partially offset by decreases in origination fees and MSR income. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was primarily a result of a substantial increase in property sales volume. Investment management fees increased due to the addition of investment management fees from our LIHTC operations acquired in the fourth quarter of 2021. Escrow earnings and other interest income increased largely as a result of higher escrow earnings rates due to rising interest rates. Other revenues increased primarily as a result of increases in: (i) a one-time gain from the revaluation of our previously held equity-method investment in Apprise (“Apprise revaluation gain”), (ii) prepayment fees, (iii) other revenues from our LIHTC operations, (iv) research subscription fees, and (v) gains from equity-method investments. Origination fees and MSR income decreased primarily as a result of a decline in the earnings rate from our debt financing volumes due to market volatility and rising interest rates over the past several months, partially offset by an increase in Agency debt financing volume.

The increase in expenses was due to increases in all expense categories. The increase in personnel expenses was primarily a result of increases in commission costs due to the increase in property sales brokers fees and salaries and benefits costs driven by an increase in the average headcount. Amortization and depreciation expense increased primarily due to an increase in the average MSR balance and an increase in intangible asset amortization resulting from acquisitions in 2021 and 2022. Interest expense on corporate debt largely increased due to the increase in the size of the debt outstanding, including the assumption of Alliant’s note payable in the fourth quarter of 2021. Other operating expenses increased largely as a result of (i) the overall growth of the Company over the past year including expenses from acquired subsidiaries and (ii) an increase in travel and entertainment costs compared to 2021 when our travel and entertainment expenses were depressed due to the on-going effects of the pandemic.

Income Tax Expense. The decrease in income tax expense relates to a decrease in income from operations and a one-time $10.2 million tax benefit resulting from the Apprise dissolution. Partially offsetting this benefit was (i) an increase in the estimated annual effective tax rate due to an increase in nondeductible executive compensation, (ii) a $1.8 million decrease in realizable excess tax benefits, and (iii) a one-time expense of $3.9 million related to the IP transfer.

We do not expect our annual estimated effective tax rate to differ significantly from the 27.0% rate estimated for the three and nine months ended September 30, 2022. Accordingly, we expect an estimated annual effective tax rate of between approximately 26.5% and 27.5% for the remainder of the year. The effective tax rate decreased year over year from 23.2% in 2021 to 21.3% in 2022 due to the factors noted above.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$46,833	$71,721	$172,328	$185,831
Income tax expense	7,532	22,953	46,495	56,311
Interest expense on corporate debt	9,306	1,766	22,123	5,291
Amortization and depreciation	59,846	53,498	177,101	148,879
Provision (benefit) for credit losses	1,218	1,266	(13,120)	(14,380)
Net write-offs	—	—	—	—
Share-based compensation expense	5,546	10,708	27,154	26,945
Gain from revaluation of previously held equity-method investment	—	—	(39,641)	—
Fair value of expected net cash flows from servicing, net	(55,291)	(89,482)	(159,970)	(209,266)
Adjusted EBITDA	$74,990	$72,430	$232,470	$199,611

The following tables present period-to-period comparisons of the components of adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$90,858	$123,242	$(32,384)	(26)%
Servicing fees	75,975	70,628	5,347	8
Property sales broker fees	30,308	33,677	(3,369)	(10)
Investment management fees	16,301	2,564	13,737	536
Net warehouse interest income	3,980	5,583	(1,603)	(29)
Escrow earnings and other interest income	18,129	2,032	16,097	792
Other revenues	24,943	19,013	5,930	31
Personnel	(151,513)	(159,473)	7,960	(5)
Net write-offs	—	—	—	N/A
Other operating expenses	(33,991)	(24,836)	(9,155)	37
Adjusted EBITDA	$74,990	$72,430	$2,560	4

ADJUSTED EBITDA – NINE MONTHS

CONSOLIDATED

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$275,773	$306,593	$(30,820)	(10)%
Servicing fees	222,916	205,658	17,258	8
Property sales broker fees	100,092	65,173	34,919	54
Investment management fees	47,345	9,115	38,230	419
Net warehouse interest income	14,021	14,768	(747)	(5)
Escrow earnings and other interest income	26,683	5,972	20,711	347
Other revenues	90,494	35,375	55,119	156
Personnel	(442,454)	(380,872)	(61,582)	16
Net write-offs	—	—	—	N/A
Other operating expenses	(102,400)	(62,171)	(40,229)	65
Adjusted EBITDA	$232,470	$199,611	$32,859	16

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Origination fees decreased due to a decline in the earnings rate from our debt financing volumes coupled with a slight decrease in debt financing volumes. Servicing fees increased due to growth in the average servicing portfolio period over period. Property sales broker fees decreased due to a decline in the property sales volume. Investment management fees increased due to the addition of investment management fees from our LIHTC operations acquired in the fourth quarter of 2021. Escrow earnings and other interest income increased largely as a result of a higher escrow earnings rate due to rising interest rates. Other revenues increased primarily due to the addition of other revenues from our LIHTC operations, partially offset by a decrease in prepayment fees. The decrease in personnel expenses was primarily a result of decreases in commission costs due to the decrease in debt financing and property sales volumes, partially offset by increases in salaries and benefits costs driven by an increase in the average headcount. Other operating expenses increased largely as a result of (i) the overall growth of the Company over the past year including expenses from acquired subsidiaries and (ii) an increase in travel and entertainment costs compared to 2021 when our travel and entertainment expenses were depressed due to the on-going effects of the pandemic.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Origination fees decreased as a result of a decline in the earnings rate from our debt financing volumes due to market volatility and rising interest rates and a decrease in overall debt financing volume. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. The increase in property sales broker fees was a result of a substantial increase in property sales volume. Investment management fees increased due to the addition of investment management fees from our LIHTC operations acquired in the fourth quarter of 2021. Escrow earnings and other interest income increased largely as a result of a higher escrow earnings rate due to rising interest rates. Other revenues increased primarily as a result of increases in: (i) prepayment fees, (ii) other revenues from our LIHTC operations, and (iii) research subscription fees. The increase in personnel expenses was primarily a result of increases in commission costs due to the increase in property sales broker fees and salaries and benefits costs driven by an increase in the average headcount. Other operating expenses increased largely as a result of (i) the overall growth of the Company over the past year including expenses from acquired subsidiaries and (ii) an increase in travel and entertainment costs compared to 2021 when our travel and entertainment expenses were depressed due to the on-going effects of the pandemic.

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

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2022 and 2021.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Net cash provided by (used in) operating activities	$(466,766)	$(196,979)	$(269,787)	137%
Net cash provided by (used in) investing activities	(170,990)	49,325	(220,315)	(447)
Net cash provided by (used in) financing activities	449,634	194,265	255,369	131
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	205,058	404,613	(199,555)	(49)

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(594,506)	$(301,921)	$(292,585)	97%
Net cash provided by (used in) operating activities, excluding loan origination activity	127,740	104,942	22,798	22

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(51,302)	$(7,250)	$(44,052)	608%
Proceeds from the prepayment/sale of pledged AFS securities	9,261	28,781	(19,520)	(68)
Purchase of equity-method investments	(25,098)	(8,029)	(17,069)	213
Acquisitions, net of cash received	(114,163)	(62,208)	(51,955)	84
Capital expenditures	(19,302)	(5,507)	(13,795)	250
Net payoff of (investment in) loans held for investment	22,728	127,591	(104,863)	(82)
Net distributions from (investments in) joint ventures	6,886	(24,053)	30,939	129

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$593,685	$333,887	$259,798	78%
Borrowings of interim warehouse notes payable	36,459	154,661	(118,202)	(76)
Repayments of interim warehouse notes payable	(26,000)	(157,277)	131,277	(83)
Repayments of notes payable	(29,487)	(2,234)	(27,253)	1,220
Payment of contingent consideration	(19,720)	—	(19,720)	N/A
Repurchase of common stock	(40,675)	(15,686)	(24,989)	159
Borrowings (repayments) of secured borrowings	—	(73,312)	73,312	(100)
Cash dividends paid	(60,025)	(48,268)	(11,757)	24

The increase in net cash used in operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows used in loan origination activities is primarily attributable to a net increase in originations (net cash used) outpacing sales by $594.5 million in 2022 compared to $301.9 million in 2021. Excluding cash used for the origination and sale of loans, cash flows provided by operating activities were $127.7 million in 2022, up from $104.9 million in 2021. The increase is primarily the result of a $77.5 million change in non-cash adjustments for MSRs and amortization and depreciation, partially offset by (i) a $39.6 million increase in a non-cash adjustment for the Apprise revaluation gain in 2022 with no comparable activity in 2021 and (ii) a $14.6 million decrease in net income before noncontrolling interests. The significant decrease in Total cash over the past year is largely attributable to acquisition activity, partially offset by an increase in our long-term debt.

The change from net cash provided by investing activities in 2021 to net cash used in investing activities in 2022 was due to (i) an increase in cash used in acquisitions in 2022 compared to 2021, (ii) a decrease in the net payoff of loans held for investment, (iii) a decrease in the payoff of pledged AFS securities, which is unpredictable, (iv) an increase in capital expenditures due to the build out of our new corporate headquarters, (v) an increase in the purchase of equity-method investments as capital calls for capital commitments increased year over year, and (vi) an increase in the purchase of AFS securities, which is impacted by payoffs of pledged AFS securities, partially offset by the change from net investments in joint ventures to net distributions from joint ventures. For the nine months ended September 30, 2021, we had three acquisitions, two of which were small, compared to the GeoPhy acquisition, which was substantially larger than the acquisitions in 2021, resulting in an increase in cash used for acquisitions. We also made a large payment for working capital adjustments for the Alliant acquisition in 2022, with no comparable activity in 2021. Net payoff of loans held for investment decreased, as there were fewer payoffs and originations in 2022 than in 2021. Our purchases of AFS securities increased in 2022, as we reinvested the funds from the payoff of AFS securities that occurred late in 2021.

The increase in cash provided by financing activities was attributable to (i) an increase in net warehouse borrowings and (ii) a decrease in repayments of secured borrowings, partially offset by (i) a change to net borrowings from net repayments of interim warehouse notes payable, (ii) an increase in repayments of notes payable, (iii) an increase in the payment of contingent consideration as the Company made payments in 2022 for outsized performances of certain acquired entities in 2021, (iv) an increase in repurchases of common stock, and (v) an increase in dividends paid. The increase in the net borrowings of warehouse notes payable was due to the aforementioned increase in cash used for loan origination activity. The change to net cash borrowings from net repayments of interim warehouse notes payable was primarily due to a reduction in repayments as we had fewer originations in 2022. The increase in repayments of notes payable was due to the quarterly paydowns of a note payable at our subsidiary, Alliant, with no comparable activity in 2021. The increase in cash paid for repurchases of common stock was related to significant vesting events in our various share-based compensation plans and the $11.1 million repurchase of common stock through our 2022 stock repurchase program compared to no repurchases under the 2021 stock repurchase program. Cash dividends paid increased largely as a result of the increase in our dividend to $0.60 per share in 2022 compared to $0.50 per share in 2021.

Segment Results

The Company is managed based on our three operating segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the operating segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands; except per share data)	2022	2021	2022	2021
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$3,038,788	$3,271,765	$8,955,562	$6,716,765
Freddie Mac	1,885,492	2,591,906	4,014,375	4,607,945
Ginnie Mae ̶ HUD	338,054	522,093	931,230	1,816,800
Brokered(1)	6,601,244	6,402,862	21,502,815	16,985,932
Total Debt Financing Volume	$11,863,578	$12,788,626	$35,403,982	$30,127,442
Property Sales Volume	4,993,615	5,230,093	16,417,367	9,967,385
Total Transaction Volume	$16,857,193	$18,018,719	$51,821,349	$40,094,827

Key Performance Metrics:
Adjusted EBITDA(2)	$119	$21,288	$28,255	$52,633
Operating Margin	27%	42%	31%	42%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination related fees(3)	0.76%	0.95%	0.77%	1.00%
MSR income(4)	0.47	0.70	0.45	0.69
MSR income, as a percentage of Agency debt financing volume(4)	1.05	1.40	1.15	1.59
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.
(3)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained. Excludes the income and debt financing volume from Principal Lending and Investing.
(4)	The fair value of the expected net cash flows associated with the servicing of the loan, net of any guaranty obligations retained, as a percentage of Agency volume.

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$89,752	$121,133	$(31,381)	(26)%
Fair value of expected net cash flows from servicing, net	55,291	89,482	(34,191)	(38)
Property sales broker fees	30,308	33,677	(3,369)	(10)
Net warehouse interest income, loans held for sale	2,178	3,723	(1,545)	(41)
Other revenues	5,845	3,026	2,819	93
Total revenues	$183,374	$251,041	$(67,667)	(27)

Expenses
Personnel	$125,980	$139,890	$(13,910)	(10)%
Amortization and depreciation	952	17	935	5,500
Other operating expenses	6,063	4,628	1,435	31
Total expenses	$132,995	$144,535	$(11,540)	(8)
Income from operations	$50,379	$106,506	$(56,127)	(53)
Income tax expense	12,751	25,660	(12,909)	(50)
Net income	$37,628	$80,846	$(43,218)	(53)

FINANCIAL RESULTS – NINE MONTHS

CAPITAL MARKETS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$273,660	$302,011	$(28,351)	(9)%
Fair value of expected net cash flows from servicing, net	159,970	209,266	(49,296)	(24)
Property sales broker fees	100,092	65,173	34,919	54
Net warehouse interest income, loans held for sale	9,415	9,066	349	4
Other revenues	12,503	8,721	3,782	43
Total revenues	$555,640	$594,237	$(38,597)	(6)

Expenses
Personnel	$363,619	$332,519	$31,100	9%
Amortization and depreciation	1,762	556	1,206	217
Other operating expenses	16,757	11,628	5,129	44
Total expenses	$382,138	$344,703	$37,435	11
Income from operations	$173,502	$249,534	$(76,032)	(30)
Income tax expense	42,074	58,014	(15,940)	(27)
Net income	$131,428	$191,520	$(60,092)	(31)

Revenues

Loan origination and debt brokerage fees, net (“origination fees”) and Fair value of expected net cash flows from servicing, net (“MSR income”). The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Debt Financing Volume by Product Type	2022	2021	2022	2021
Fannie Mae	25%	26%	25%	22%
Freddie Mac	16	20	11	15
Ginnie Mae ̶ HUD	3	4	3	6
Brokered	56	50	61	57

	For the three months ended		For the nine months ended
	September 30,		September 30,
Mortgage Banking Details (basis points)	2022	2021	2022	2021
Origination Fee Rate (1)	76	95	77	100
Basis Point Change	(19)		(23)
Percentage Change	(20)%		(23)%
MSR Rate (2)	47	70	45	69
Basis Point Change	(23)		(24)
Percentage Change	(33)%		(35)%
Agency MSR Rate (3)	105	140	115	159
Basis Point Change	(35)		(44)
Percentage Change	(25)%		(28)%
(1)	Loan origination and debt brokerage fees, net as a percentage of total mortgage banking volume.
(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR Income as a percentage of Agency debt financing volume.

For the three months ended September 30, 2022, the decrease in origination fees was the result of a 19-basis-point decrease in our origination fee rate and a 7.2% decrease in segment debt financing volume. The decline in the origination fee rate was driven by a combination of a decline in the Agency debt financing volumes, particularly in our HUD debt financing volumes, and a decline in the margins we earn on our debt financing products as spreads tightened due to large interest rate increases during the third quarter of 2022.

For the nine months ended September 30, 2022, the decrease in origination fees was primarily due to a 23-basis-point decrease in our origination fee rate, partially offset by an increase in overall debt financing volumes. Our origination fee rate declined due to substantial declines in our HUD debt financing volumes and a reduction in our Fannie Mae origination fee margin. The decrease in our origination fee rate was partially offset by an increase in Fannie Mae and brokered origination fees as both debt financing product volumes increased substantially during the year.

For the three months ended September 30, 2022, the decrease in MSR income was attributable to the 25% decrease in our Agency MSR Rate, coupled with a decrease in Agency debt financing volumes. Our Agency MSR Rate decreased primarily due to a 27% decrease in the weighted-average servicing fee on our Fannie Mae loans. Our Agency debt financing volumes, particularly our Freddie Mac and HUD volumes, declined due to the current interest rate environment. Our Fannie Mae and HUD products are our most profitable products.

For the nine months ended September 30, 2022, the decrease in MSR income was due to a 28% decline in the Agency MSR Rate, partially offset by a 33% increase in Fannie Mae debt financing volume. The decrease in Agency MSR rate was driven by (i) a significant decline in HUD debt financing volume as a percentage of segment debt financing volume and (ii) a 38% decrease in the weighted-average servicing fee on our Fannie Mae volume.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Property sales broker fees. For the three months ended September 30, 2022, the decrease in property sales broker fees was driven by a 4.5% decrease in the property sales volumes year over year, combined with a decrease in the property sales broker fee margin.

For the nine months ended September 30, 2022, the increase in property sales broker fees was driven by the 64.7% increase in the property sales volumes year over year, partially offset by a decline in the property sales broker fee margin.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in property sales volumes.

Expenses

Personnel. For the three months ended September 30, 2022, the decrease was primarily the result of (i) a $19.8 million decrease in commission costs due to lower origination fees and property sales broker fees and (ii) a $2.9 million decrease in the accrual for subjective bonuses, partially offset by (i) a $6.5 million increase in salaries and benefits and (ii) a $2.5 million increase other compensation costs, both due to higher average headcount resulting from (a) acquisitions and hiring initiatives and (b) the GeoPhy acquisition and corresponding consolidation of Apprise.

For the nine months ended September 30, 2022, the increase was primarily the result of (i) a $21.4 million increase in property sales  commission costs due to higher property sales broker fees, (ii) an $18.0 million increase in salaries and benefits, and (iii) a $9.0 million increase in other compensation costs. The increases in (ii) and (iii) above were due to higher average headcount resulting from (a) acquisitions and hiring initiatives and (b) the GeoPhy acquisition and corresponding consolidation of Apprise. Partially offsetting the increase in personnel expense was a $13.7 million decrease in debt financing commission costs as a result of the decrease in origination fees, coupled with a $5.4 million decrease in the accrual for subjective bonuses.

Other Operating Expenses. For the nine months ended September 30, 2022, the increase primarily stemmed from increases in travel and entertainment costs of $5.2 million associated with the growth of the Company and increased travel costs as our bankers and brokers attended more in person meetings compared to 2021, partially offset by a slight decrease in other expenses.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$37,628	$80,846	$131,428	$191,520
Income tax expense	12,751	25,660	42,074	58,014
Amortization and depreciation	952	17	1,762	556
Share-based compensation expense	4,079	4,247	12,961	11,809
Fair value of expected net cash flows from servicing, net	(55,291)	(89,482)	(159,970)	(209,266)
Adjusted EBITDA	$119	$21,288	$28,255	$52,633

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$89,752	$121,133	$(31,381)	(26)%
Property sales broker fees	30,308	33,677	(3,369)	(10)
Net warehouse interest income, loans held for sale	2,178	3,723	(1,545)	(41)
Other revenues	5,845	3,026	2,819	93
Personnel	(121,901)	(135,643)	13,742	(10)
Other operating expenses	(6,063)	(4,628)	(1,435)	31
Adjusted EBITDA	$119	$21,288	$(21,169)	(99)

ADJUSTED EBITDA – NINE MONTHS

CAPITAL MARKETS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$273,660	$302,011	$(28,351)	(9)%
Property sales broker fees	100,092	65,173	34,919	54
Net warehouse interest income, loans held for sale	9,415	9,066	349	4
Other revenues	12,503	8,721	3,782	43
Personnel	(350,658)	(320,710)	(29,948)	9
Other operating expenses	(16,757)	(11,628)	(5,129)	44
Adjusted EBITDA	$28,255	$52,633	$(24,378)	(46)

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Loan origination and debt brokerage fees, net decreased due to a decrease in our origination fee rate and a decrease in our Agency debt financing volume. Property sales broker fees decreased as a result of the decline in property sales volumes, combined with a decrease in the property sales broker fee margin. The decrease in personnel expense was primarily due to decreased commission costs due to the decrease in origination fees and property sales broker fees, partially offset by growth in salaries and benefits costs resulting from an increase in the average headcount from acquisitions and hiring initiatives. Other operating expenses increased primarily due to increases in travel and entertainment costs as our bankers and brokers attended more in person meetings in 2022.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Loan origination and debt brokerage fees, net decreased due to a decrease in our origination fee rate, partially offset by an increase in segment debt financing volumes. Property sales broker fees increased as a result of the significant increases in property sales volumes, partially offset by a decrease in the property sales broker fee margin. The increase in personnel expense was primarily due to increased (i) property sales commission costs and (ii) salaries and benefits costs resulting from an increase in average headcount from acquisitions and hiring initiatives, partially offset by a decrease in debt financing commission costs as a result of the decrease in origination fees. Other operating expenses increased as a result of the increased travel and entertainment costs.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(dollars in thousands)	As of September 30,
Managed Portfolio:	2022	2021
Components of Servicing Portfolio
Fannie Mae	$58,426,446	$52,317,953
Freddie Mac	37,241,471	38,039,014
Ginnie Mae - HUD	9,634,111	9,894,893
Brokered (1)	15,224,581	13,429,801
Principal Lending and Investing (2)	251,815	238,713
Total Servicing Portfolio	$120,778,424	$113,920,374
Assets under management	17,017,355	2,309,332
Total Managed Portfolio	$137,795,779	$116,229,706

	For the three months ended		For the nine months ended
	September 30,		September 30,
Key Volume and Performance Metrics:	2022	2021	2022	2021
Principal Lending and Investing Origination Volume(3)	$62,015	$472,142	$307,586	$968,629
Adjusted EBITDA(4)	107,517	82,810	300,352	225,933
Operating Margin	36%	30%	37%	36%

	As of September 30,
Key Servicing Portfolio Metrics:	2022	2021
Custodial escrow account balance (in billions)	$3.1	$3.0
Weighted-average servicing fee rate (basis points)	24.7	24.6
Weighted-average remaining servicing portfolio term (years)	8.9	9.2

	As of September 30,
Components of assets under management (in thousands)	2022	2021
Alliant(5)	$14,692,962	$—
WDIP	1,424,356	1,390,814
Interim Program JV Managed Loans(6)	900,037	918,518
Total assets under management	$17,017,355	$2,309,332

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	For the three months ended September 30, 2022, comprised solely of WDIP separate account originations. For the nine months ended September 30, 2022, includes $86.3 million from the Interim Program JV, $113.6 million from the Interim Loan Program and $107.7 million from WDIP separate accounts. For the three months ended September 30, 2021, includes $314.9 million from the Interim Program JV and $157.2 million from the Interim Loan Program. For the nine months ended September 30, 2021, includes $665.9 million from the Interim Program JV, $286.7 million from the Interim Loan Program and $16.0 million from WDIP separate accounts.
(4)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.
(5)	Alliant assets under management were acquired in December 2021.
(6)	As of September 30, 2022 and 2021, only comprised of Interim Program JV managed loans.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$1,106	$2,109	$(1,003)	(48)%
Servicing fees	75,975	70,628	5,347	8
Investment management fees	16,301	2,564	13,737	536
Net warehouse interest income, loans held for investment	1,802	1,860	(58)	(3)
Escrow earnings and other interest income	17,760	1,945	15,815	813
Other revenues	21,544	16,724	4,820	29
Total revenues	$134,488	$95,830	$38,658	40

Expenses
Personnel	$21,676	$10,446	$11,230	108%
Amortization and depreciation	57,239	52,388	4,851	9
Provision (benefit) for credit losses	1,218	1,266	(48)	(4)
Other operating expenses	6,043	3,199	2,844	89
Total expenses	$86,176	$67,299	$18,877	28
Income from operations	$48,312	$28,531	$19,781	69
Income tax expense	12,110	7,040	5,070	72
Income before noncontrolling interests	$36,202	$21,491	$14,711	68
Less: net income (loss) from noncontrolling interests	(174)	69	(243)	(352)
Net income	$36,376	$21,422	$14,954	70

FINANCIAL RESULTS – NINE MONTHS

SERVICING & ASSET MANAGEMENT

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$2,113	$4,582	$(2,469)	(54)%
Servicing fees	222,916	205,658	17,258	8
Investment management fees	47,345	9,115	38,230	419
Net warehouse interest income, loans held for investment	4,606	5,702	(1,096)	(19)
Escrow earnings and other interest income	26,166	5,712	20,454	358
Other revenues	74,959	28,381	46,578	164
Total revenues	$378,105	$259,150	$118,955	46

Expenses
Personnel	$62,195	$27,004	$35,191	130%
Amortization and depreciation	170,930	145,161	25,769	18
Provision (benefit) for credit losses	(13,120)	(14,380)	1,260	(9)
Other operating expenses	18,721	8,056	10,665	132
Total expenses	$238,726	$165,841	$72,885	44
Income from operations	$139,379	$93,309	$46,070	49
Income tax expense	33,799	21,693	12,106	56
Income before noncontrolling interests	$105,580	$71,616	$33,964	47
Less: net income (loss) from noncontrolling interests	(1,032)	69	(1,101)	(1,596)
Net income	$106,612	$71,547	$35,065	49

Revenues

Servicing Fees. For the three and nine months ended September 30, 2022, the increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, primarily due to a $6.1 billion net increase in Fannie Mae serviced loans and a $1.8 billion net increase in brokered loans serviced over the past year, coupled with increases in the servicing portfolio’s average servicing fee rates as shown below. The increases in the average servicing fee rates are the result of the large volume of Fannie Mae debt financing volume over the past year, resulting in Fannie Mae loans composing a higher percentage of the overall portfolio. Fannie Mae loans have the highest servicing fees of all our products.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Servicing Fees Details (dollars in thousands)	2022	2021	2022	2021
Average Servicing Portfolio	$119,551,659	$112,308,470	$117,798,975	$110,516,000
Dollar Change	$7,243,189		$7,282,975
Percentage Change	6%		7%
Average Servicing Fee (basis points)	24.8	24.6	24.9	24.4
Basis Point Change	0.2		0.5
Percentage Change	1%		2%

Investment Management Fees. For the three and nine months ended September 30, 2022, the increases were primarily driven by the addition of investment management fees from our LIHTC operations that were acquired late in the fourth quarter of 2021, which added $13.9 million and $40.8 million in additional fees, respectively.

Escrow earnings and other interest income.  For the three and nine months ended September 30, 2022, the increases were driven primarily by increases in our escrow earnings of $12.9 million and $15.9 million, respectively, coupled with increases in interest income from our investments. The earnings rates on escrow earnings and other interest income increased significantly as a result of rising interest rates over the past three months.

Other Revenues. For the three months ended September 30, 2022, the increase was primarily due to an $8.5 million increase in other revenues from our LIHTC operations, partially offset by a $3.3 million decrease in prepayment fees. For the nine months ended September 30, 2022, the increase was primarily attributable to:  (i) a $29.8 million increase in other revenues from our LIHTC operations, (ii) a $12.6 million increase in research subscription fees, and (iii) a $5.2 million increase in prepayment fees. The increase in other revenues from LIHTC operations was driven by our subsidiary Alliant, which was acquired in the fourth quarter of 2021. The increase in research subscription fees was primarily driven by the addition of revenues from our subsidiary, Zelman, as there was no comparable activity for the first six months of the year. The increase in prepayment fees was due to a substantial increase in the volume of loans that prepaid year over year due to anticipated changes in the interest rate environment.

Expenses

Personnel. For the three and nine months ended September 30, 2022, the increases were primarily the result of increases in salaries and benefits of $7.1 million and $23.4 million, respectively. Additionally, bonus accruals increased by $3.1 million and $10.5 million for the same periods. Salaries and benefits and bonus accruals increased during the three and nine months ended September 30, 2022, primarily due to growth in headcount as a result of the Alliant acquisition that occurred during the fourth quarter of 2021, partially offset by a decrease in the accrual rate due to the Company’s performance in 2022.

Amortization and Depreciation. For the three and nine months ended September 30, 2022, the increases were primarily attributed to loan origination activity and the resulting growth in the average MSR balance and due to an increase in intangible asset amortization. Over the past 12 months, we have added $101.0 million of MSRs, net of disposals. Due to acquisitions over the past year, we have added $170.8 million in intangible assets to SAM, resulting in increases in amortization expense of $2.1 million and $8.9 million for the three and nine months ended September 30, 2022, respectively.

Other Operating Expenses. For the three months ended September 30, 2022, the increase primarily stemmed from small increases in various expense types. For the nine months ended September 30, 2022, the increase was primarily due to a $7.4 million increase in other operating costs and a $2.9 million increase in professional fees. The increases in other operating costs and professional fees were primarily due to additional operating expenses incurred at subsidiaries acquired in the second half of 2021.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$36,376	$21,422	$106,612	$71,547
Income tax expense	12,110	7,040	33,799	21,693
Amortization and depreciation	57,239	52,388	170,930	145,161
Provision (benefit) for credit losses	1,218	1,266	(13,120)	(14,380)
Net write-offs	—	—	—	—
Share-based compensation expense	574	694	2,131	1,912
Adjusted EBITDA	$107,517	$82,810	$300,352	$225,933

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$1,106	$2,109	$(1,003)	(48)%
Servicing fees	75,975	70,628	5,347	8
Investment management fees	16,301	2,564	13,737	536
Net warehouse interest income, loans held for investment	1,802	1,860	(58)	(3)
Escrow earnings and other interest income	17,760	1,945	15,815	813
Other revenues	21,718	16,655	5,063	30
Personnel	(21,102)	(9,752)	(11,350)	116
Net write-offs	—	—	—	N/A
Other operating expenses	(6,043)	(3,199)	(2,844)	89
Adjusted EBITDA	$107,517	$82,810	$24,707	30

ADJUSTED EBITDA – NINE MONTHS

SERVICING & ASSET MANAGEMENT

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$2,113	$4,582	$(2,469)	(54)%
Servicing fees	222,916	205,658	17,258	8
Investment management fees	47,345	9,115	38,230	419
Net warehouse interest income, loans held for investment	4,606	5,702	(1,096)	(19)
Escrow earnings and other interest income	26,166	5,712	20,454	358
Other revenues	75,991	28,312	47,679	168
Personnel	(60,064)	(25,092)	(34,972)	139
Net write-offs	—	—	—	N/A
Other operating expenses	(18,721)	(8,056)	(10,665)	132
Adjusted EBITDA	$300,352	$225,933	$74,419	33

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations and an increase in the average servicing fee rate. Investment management fees increased due to the addition of our LIHTC operations from our acquisition in the fourth quarter of 2021. Escrow earnings and other interest income increased primarily due to the rise in the escrow earnings rate. Other revenues increased primarily due to the addition of other revenues from our LIHTC operations, partially offset by a decrease in prepayment fees. Personnel and other operating expenses increased due to growth in headcount and operations from the aforementioned acquisition.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations and an increase in the average servicing fee rate. Investment management fees increased due to the addition of our LIHTC operations acquired in the fourth quarter of 2021. Escrow earnings and other interest income increased primarily due to the rise in the escrow earnings rate. Other revenues increased primarily due to an increase in prepayment fees and the additions of (i) other revenues from our LIHTC operations and (ii) research subscription fees as there was no comparable activity for the first six months of 2021. Personnel and other operating expenses increased due to growth in headcount and operations from the aforementioned acquisitions.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

s
	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Other interest income	$369	$87	$282	324%
Other revenues	(2,620)	(668)	(1,952)	292
Total revenues	$(2,251)	$(581)	$(1,670)	287

Expenses
Personnel	$9,403	$19,845	$(10,442)	(53)%
Amortization and depreciation	1,655	1,093	562	51
Interest expense on corporate debt	9,306	1,766	7,540	427
Other operating expenses	21,885	17,009	4,876	29
Total expenses	$42,249	$39,713	$2,536	6
Income from operations	$(44,500)	$(40,294)	$(4,206)	10
Income tax expense (benefit)	(17,329)	(9,747)	(7,582)	78
Net income	$(27,171)	$(30,547)	$3,376	(11)

Adjusted EBITDA	$(32,646)	$(31,668)	$(978)	3%

FINANCIAL RESULTS – NINE MONTHS

CORPORATE

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Other interest income	$517	$260	$257	99%
Other revenues	41,641	(1,658)	43,299	(2,612)
Total revenues	$42,158	$(1,398)	$43,556	(3,116)

Expenses
Personnel	$43,794	$48,294	$(4,500)	(9)%
Amortization and depreciation	4,409	3,162	1,247	39
Interest expense on corporate debt	22,123	5,291	16,832	318
Other operating expenses	66,922	42,487	24,435	58
Total expenses	$137,248	$99,234	$38,014	38
Income from operations	$(95,090)	$(100,632)	$5,542	(6)
Income tax expense (benefit)	(29,378)	(23,396)	(5,982)	26
Net income	$(65,712)	$(77,236)	$11,524	(15)

Adjusted EBITDA	$(96,137)	$(78,955)	$(17,182)	22%

Revenues

Other Revenues. For the nine months ended September 30, 2022, the increase was primarily due to the $39.6 million Apprise revaluation gain, which was recognized in the first quarter of 2022. As part of our acquisition of GeoPhy, we acquired its 50% interest in Apprise. The revaluation of our existing 50% ownership interest with a carrying value of $18.9 million to a fair value of $58.5 million resulted in a $39.6 million gain. The remaining increase was primarily due to a $7.0 million increase in income from our other equity-method investments, mostly related to the first quarter of 2022. Partially offsetting the increase in Other revenues was a $3.0 million decrease in investment income from the Company’s deferred compensation plan.

Expenses

Personnel. For the three months ended September 30, 2022, the decrease was primarily the result of a $6.2 million decrease to the accrual for subjective bonuses and a $4.9 million decrease in stock compensation expense related to the Company’s performance share plan, partially offset by a slight increase in salaries and benefits due to an increase in the average headcount.

For the nine months ended September 30, 2022, the decrease was primarily the result of (i) a $6.3 million decrease to the accrual for subjective bonuses, (ii) a $3.0 million decrease in compensation expense related to the Company’s deferred compensation plan, and (iii) a $1.2 million decrease in stock compensation expense related to the Company’s performance share plan, partially offset by a $5.5 million increase in salaries and benefits due to an increase in the average headcount.

Interest expense on corporate debt. For the three and nine months ended September 30, 2022, the increases were primarily driven by the doubling in the size of our corporate debt during the fourth quarter of 2021, an increase in the interest rate on our corporate debt as the lock on our floating interest rate expired, and an increase in interest expense related to a note payable at our subsidiary, Alliant, which we assumed in the fourth quarter of 2021.

Other Operating Expenses. For the three months ended September 30, 2022, the increase was primarily driven by:  a $3.6 million increase in office expenses and small increases in other expenses including travel and entertainment and marketing costs. The increases in expenses were attributable to the growth of the Company, especially from acquired subsidiaries.

For the nine months ended September 30, 2022, the increase was primarily driven by: (i) a $6.4 million increase in professional fees largely due to increases in legal and other professional fees related to our acquisitions and growth of the Company, (ii) an $11.1 million increase in office expenses related to the growth of the Company and acquired offices, (iii) a $2.6 million increase in travel and entertainment costs attributable to the growth of the Company and as travel and entertainment costs in 2021 were depressed due to the pandemic, and (iv) a $2.0 million increase in marketing costs related to the growth of the Company, especially from acquisition subsidiaries.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$(27,171)	$(30,547)	$(65,712)	$(77,236)
Income tax expense (benefit)	(17,329)	(9,747)	(29,378)	(23,396)
Interest expense on corporate debt	9,306	1,766	22,123	5,291
Amortization and depreciation	1,655	1,093	4,409	3,162
Share-based compensation expense	893	5,767	12,062	13,224
Gain from revaluation of previously held equity-method investment	—	—	(39,641)	—
Adjusted EBITDA	$(32,646)	$(31,668)	$(96,137)	$(78,955)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Other interest income	369	87	282	324%
Other revenues	(2,620)	(668)	(1,952)	292
Personnel	(8,510)	(14,078)	5,568	(40)
Other operating expenses	(21,885)	(17,009)	(4,876)	29
Adjusted EBITDA	$(32,646)	$(31,668)	$(978)	3

ADJUSTED EBITDA – NINE MONTHS

CORPORATE

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Other interest income	517	260	257	99%
Other revenues	2,000	(1,658)	3,658	(221)
Personnel	(31,732)	(35,070)	3,338	(10)
Other operating expenses	(66,922)	(42,487)	(24,435)	58
Adjusted EBITDA	$(96,137)	$(78,955)	$(17,182)	22

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The decrease in personnel expense was primarily due to the decreases in accruals for subjective bonuses and expenses related to the Company’s deferred compensation plan, partially offset by slightly increased salaries and benefits resulting from increases in average headcount. Other operating expenses increased as a result of the overall growth of the Company over the past year and from increased office costs from our acquisitions.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Other revenues increased primarily due to our equity method investments generating income in 2022 compared to losses in 2021. The decrease in personnel expense was primarily due to decreases in deferred compensation costs and the accrual for subjective bonuses, partially offset by increased salaries and benefits resulting from increases in average headcount. Other operating expenses increased as a result of the overall growth of the Company over the past year and from increased office costs and professional fees resulting from our acquisitions.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of September 30, 2022. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of September 30, 2022, the net worth requirement was $275.0 million, and our net worth was $646.0 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2022, we were required to maintain at least $54.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2022, we had operational liquidity of $131.9 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.60 per share for the third quarter of 2022, which is 20% higher than the quarterly dividend paid in the third quarter of 2021. On November 8, 2022, the Company’s Board of Directors declared a dividend of $0.60 per share for the third quarter of 2022. The dividend will be paid on December 9, 2022 to all holders of record of our restricted and unrestricted common stock as of November 25, 2022.

Over the past three years, we have returned $216.4 million to investors through the repurchase of 0.6 million shares of our common stock under share repurchase programs for a cost of $37.2 million and cash dividend payments of $179.2 million. Additionally, we have invested $655.1 million in acquisitions, $300.0 million of which was financed by an increase in our Term Loan (as defined below). On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of September 30, 2022, we did not fully fund any such loans. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2022, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 13, 2022. Through September 30, 2022 we have repurchased 109 thousand shares under the 2022 stock repurchase program and have $63.9 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and cash held in collection accounts to be used to fund the repayment of the Alliant note payable. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-

balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of September 30, 2022, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $138.8 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2022 collateral requirements as outlined above. As of September 30, 2022, reserve requirements for the September 30, 2022 DUS loan portfolio will require us to fund $71.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2022.

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

Notes Payable

We have a senior secured credit agreement (the “Credit Agreement”) that provides for a $600 million term loan (the “Term Loan”) that bears interest at Adjusted Term SOFR plus 225 basis points with a floor of 50 basis points and has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Credit Agreement). At any time, we may also elect to request one or more incremental term loan commitments not to exceed the lesser of $230 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that total indebtedness would not cause the leverage ratio to exceed 3.00 to 1.00. As of September 30, 2022, the outstanding principal balance of the Term Loan was $595.5 million. The note payable and the warehouse facilities are senior obligations of the Company. As of September 30, 2022, we were in compliance with all covenants related to the Credit Agreement.

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2021 Form 10-K. There have been no changes to the Credit Agreement in 2022.

We have a note payable through our wholly-owned subsidiary Alliant, which has an outstanding balance of $120.2 million as of September 30, 2022 and bears interest at a fixed rate of 4.75%. The note has a stated maturity of January 15, 2035 and requires quarterly payments of principal, interest, and other required priority items shortly after the beginning of each quarter as further detailed in “Notes Payable – Alliant Note Payable” in NOTE 6 in the consolidated financial statements in our 2021 Form 10-K. There have been no changes to the terms of the note payable during 2022.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
(dollars in thousands)	2022	2021
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$49,241,243	$44,069,885
Fannie Mae Modified Risk	9,177,094	8,235,475
Freddie Mac Modified Risk	23,615	36,883
Total risk-sharing servicing portfolio	$58,441,952	$52,342,243

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$8,109	$12,593
Freddie Mac No Risk	37,217,856	38,002,131
GNMA - HUD No Risk	9,634,111	9,894,893
Brokered	15,224,581	13,429,801
Total non-risk-sharing servicing portfolio	$62,084,657	$61,339,418
Total loans serviced for others	$120,526,609	$113,681,661
Interim loans (full risk) servicing portfolio	251,815	238,713
Total servicing portfolio unpaid principal balance	$120,778,424	$113,920,374

Interim Program JV Managed Loans (1)	900,037	918,518

At risk servicing portfolio (2)	$53,430,615	$48,209,532
Maximum exposure to at risk portfolio (3)	10,826,654	9,784,054
Defaulted loans	78,203	48,481

Defaulted loans as a percentage of the at-risk portfolio	0.15%	0.10%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.09	0.13
Allowance for risk-sharing as a percentage of maximum exposure	0.46	0.63
(1)	As of September 30, 2022 and 2021, this balance consists entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

The calculated CECL reserve for the Company’s $52.1 billion at-risk Fannie Mae servicing portfolio as of September 30, 2022 was $38.9 million compared to $52.3 million as of December 31, 2021. The significant decrease in the CECL reserve was principally related to a reduction in our historical loss factor used for both the three and nine months ended September 30, 2022 and the forecast-period loss rate for the three months ended June 30, 2022 and September 30, 2022.

As of September 30, 2022, three at-risk loans with an aggregate UPB of $78.2 million were in default compared to two loans with an aggregated UPB of $48.5 million as of September 30, 2021. The collateral-based reserve on defaulted loans was $10.8 million and $7.6 million as of September 30, 2022 and September 30, 2021, respectively. We had a provision for risk-sharing obligations of $1.2 million for the three months ended September 30, 2022 compared to a benefit for risk-sharing obligations of $1.3 million for the three months ended September 30, 2021. We had a benefit for risk-sharing obligations of $13.0 million for the nine months ended September 30, 2022 compared to a benefit for risk-sharing obligations of $13.7 million for the nine months ended September 30, 2021.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of September 30, 2022.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 308 basis points and six basis points as of September 30, 2022 and 2021, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of September 30,
Change in annual escrow earnings due to: (in thousands)	2022	2021
100 basis point increase in EFFR	$30,790	$29,824
100 basis point decrease in EFFR (1)	(30,628)	(2,357)

The borrowing cost of our warehouse facilities used to fund loans held for sale, loans held for investment, and investments in tax credit equity is based on LIBOR or Adjusted Term Secured Overnight Financing Rate (“SOFR”). The base SOFR was 298 basis points as of September 30, 2022. 30-day LIBOR as of September 30, 2021 was eight basis points. The interest income on our loans held for investment is based on LIBOR or SOFR. The LIBOR or SOFR reset date for loans held for investment is the same date as the LIBOR or SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in LIBOR or Adjusted Term SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of September 30,
Change in annual net warehouse interest income due to: (in thousands)	2022	2021
100 basis point increase in SOFR or 30-day LIBOR	$(23,630)	$(26,212)
100 basis point decrease in SOFR or 30-day LIBOR (2)	23,630	1,684

Our Term Loan is based on Adjusted Term SOFR as of September 30, 2022. In December 2021, we fully paid the prior $300 million term loan agreement, which was based on interest at 30-day LIBOR and entered into a $600 million note payable with an interest based Adjusted Term SOFR and a SOFR floor of 50 basis points. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR and/or 30-day LIBOR as of September 30, 2022 and September 30, 2021, respectively, based on our current and previous notes payable balance outstanding at each period end. The Alliant note payable is fixed-rate debt; therefore, there is no impact to our earnings related to this debt when interest rates change.

	As of September 30,
Change in annual income from operations due to: (in thousands)	2022	2021
100 basis point increase in SOFR or 30-day LIBOR	$(5,955)	$(2,925)
100 basis point decrease in SOFR or 30-day LIBOR (2)	5,955	235
(1)	The decrease is limited to EFFR in cases where the 100 basis point decrease resulted in a negative effective interest rate.
(2)	The decrease as of September 30, 2021 is limited to 30-day LIBOR as of September 30, 2021, as it was less than 100 basis points, or the interest rate floor.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $40.6 million as of September 30, 2022 compared to $37.2 million as of September 30, 2021. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and

HUD do not require them to provide us with prepayment fees. As of both September 30, 2022 and 2021, 89% of the servicing fees are protected from the risk of prepayment through prepayment provisions. Given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have integrated and continue to enhance the accounting processes and internal control over financial reporting for Alliant and its affiliates into our internal control over financial reporting environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2022, we purchased 14 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2022, the Company’s Board of Directors approved a share repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 13, 2022. During the quarter ended September 30, 2022 we did not repurchase any shares under this share repurchase program. The Company had $63.9 million of authorized share repurchase capacity remaining as of September 30, 2022. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2022:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2022	1,204	$98.13	—	63,901,743
August 1-31, 2022	4,720	113.20	—	63,901,743
September 1-30, 2022	7,975	98.24	—	63,901,743
3rd Quarter	13,899	$103.31	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Alinksy, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

2.5

Purchase Agreement, dated as of August 30, 2021, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant Company, LLC, Alliant Capital, Ltd., Alliant Fund Asset Holdings, LLC, Alliant Asset Management Company, LLC, Alliant Strategic Investments II, LLC, ADC Communities, LLC, ADC Communities II, LLC, AFAH Finance, LLC, Alliant Fund Acquisitions, LLC, Vista Ridge 1, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horwitz (incorporated by reference to Exhibit 2.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021)

2.6

Share Purchase Agreement dated February 4, 2022 by and among Walker & Dunlop, Inc., WD-GTE, LLC, GeoPhy B.V. (“GeoPhy”), the several persons and entities constituting the holders of all of GeoPhy’s issued and outstanding shares of capital stock, and Shareholder Representative Services LLC, as representative of the Shareholders (incorporated by reference to Exhibit 2.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2		Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 8, 2018)
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Amendment No. 4 to Master Repurchase Agreement, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

10.2

Amendment No. 1 to Amended and Restated Letter, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

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

Walker & Dunlop, Inc.
Date: November 9, 2022	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 9, 2022	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer