Form 10-K
period 2022-12-31
Walker & Dunlop, Inc.
filed 2023-02-23
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2.1 billion as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2022). The Registrant has no non-voting common equity.

As of January 31, 2023, there were 33,050,608 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to May 1, 2023 are incorporated by reference into Part III of this report.

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

Item 1. Business

General

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by new loans to us representing 62% of refinancing volumes and 24% of total transaction volumes coming from new customers for the year ended December 31, 2022.

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

We provide multifamily property sales brokerage and appraisal and valuation services and engage in commercial real estate investment management activities, including a focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication. We engage in the development and preservation of affordable housing projects through joint ventures with real estate developers and the management of funds focused on affordable housing. We provide housing market research and real estate-related investment banking and advisory services, which provide our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country. We also underwrite, service, and asset-manage shorter-term loans on commercial real estate. Most of these shorter-term loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). Some of these shorter-term loans are closed and retained on our balance sheet through our Interim Loan Program (as defined below in Principal Lending and Investing). We are a leader in commercial real estate technology through development and acquisition of technology resources that (i) provide innovative solutions and a better experience for our customers and (ii) allow us to drive efficiencies across our internal processes.

On February 28, 2022, we acquired GeoPhy B.V. (“GeoPhy”), a leading commercial real estate technology company based in the Netherlands. We plan to use GeoPhy’s data analytics and technology development capabilities to further enhance our technology investments and efficiencies, with a specific focus on accelerating the growth of our small-balance lending business and our appraisal and valuation platform, Apprise.

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

Segments

In the first quarter of 2022, as a result of the Company’s growth and recent acquisitions, our executive leadership team, which functions as our chief operating decision making body, began making decisions and assessing performance based on the following three reportable segments: (i) Capital Markets (“CM”), (ii) Servicing & Asset Management (“SAM”), and (iii) Corporate. The reportable segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information. The segments and related services are described in the following paragraphs.

Capital Markets

Capital Markets provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, appraisal and valuation services, and real estate-related investment banking and advisory services, including housing market research. Our long-established relationships with the Agencies and institutional investors enable us to offer a broad range of loan products and services to our customers. We provide property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors. Additionally, we earn subscription fees for our housing related research. The primary services within CM are described below.

Agency Lending

         Fannie Mae—We are one of 24 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing, affordable housing, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the program satisfy the underwriting and other eligibility requirements established by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the loan amount at origination, except for rare instances when we negotiate a cap that may be higher or lower for loans with unique attributes. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations” below. Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. Fannie Mae contracts us to service and asset-manage all loans that we originate under the Fannie Mae DUS program.

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

Freddie Mac—We are one of 22 lenders approved as a Freddie Mac lender, where we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable housing, seniors housing loans and small balance loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under Freddie Mac’s programs, including Freddie Mac Optigo®, we submit our completed loan underwriting package to Freddie Mac and obtain its commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We very rarely have any risk-sharing arrangements on loans we sell to Freddie Mac under its program. Freddie Mac contracts us to service and asset-manage all loans that we originate under its program.

HUD and Ginnie Mae—As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing, and healthcare facilities. We submit our completed loan underwriting package to HUD and obtain HUD's approval to originate the loan. We service and asset-manage all loans originated through HUD’s various programs.

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

Correspondent Network—In addition to our originators, as of December 31, 2022, we had correspondent agreements with 23 independently owned loan originating companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost-effective basis. In addition to identifying potential borrowers and key principals (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principals, and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan.

We may be obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. We have never been required to repurchase a loan.

We recognize loan origination and debt brokerage fees, net and the fair value of expected net cash flows from servicing, net from our lending with the Agencies when we commit to both originate a loan with a borrower and sell that loan to an investor. The loan origination and debt brokerage fees, net and the fair value of expected net cash flows from servicing, net for these transactions reflect the fair value attributable to loan origination fees and premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained.

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

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance multifamily lending platform, which involves a high volume of transactions with smaller loan balances. To further this strategy, during the first quarter of 2022, we acquired GeoPhy to support our small-balance lending platform with data analytics and to further advance our technology development capabilities in this area. NOTE 7 of the consolidated financial statements contains additional information related to the GeoPhy acquisition

Debt Brokerage

Our mortgage bankers who focus on debt brokerage are engaged by borrowers to work with life insurance companies, banks, and a  variety of other institutional lenders to find the most appropriate debt and/or equity solution for the borrowers’ needs. These financing solutions are then funded directly by the lender, and we receive an origination fee from our customer for our services.

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

Housing Market Research and Real Estate Investment Banking Services

We own a 75% interest in a subsidiary doing business as Zelman & Associates (“Zelman”), which we acquired in the third quarter of 2021. Zelman is a nationally recognized housing market research and investment banking firm that will enhance the information we provide to our clients and increase our access to high-quality market insight in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions, and through its offering of real estate-related investment banking and advisory services.

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary, Apprise by Walker & Dunlop (“Apprise”). Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and expertise in the commercial real estate industry. Apprise provides appraisal services to a client list that includes many national commercial real estate lenders. Apprise also provides quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country. Prior to the GeoPhy acquisition, we and GeoPhy each owned a 50% interest in Apprise, and we accounted for the interest as an equity-method investment. Subsequent to the GeoPhy acquisition, Apprise is a wholly-owned subsidiary of Walker & Dunlop.

Servicing & Asset Management

Servicing & Asset Management focuses on servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, brokering to certain life insurance companies, originating loans through our principal lending and investing activities, and managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn revenue through net interest income on the loans and the warehouse interest expense for loans held for investment. The primary services within SAM are described below.

Loan Servicing

We retain servicing rights and asset management responsibilities on substantially all of our Agency loan products that we originate and sell and generate cash revenues from the fees we receive for servicing the loans, from placement fees on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. In addition to servicing substantially all of our Agency loan products, we also service our loans originated through the Interim Program and some of the loans we broker for institutional investors, primarily life insurance companies. We may also occasionally leverage the scale of our servicing operation by acquiring the rights to service and asset-manage loans originated by others through direct portfolio acquisitions or entity acquisitions. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans and service loans for many different life insurance companies. We are currently a rated primary servicer with Fitch Ratings. Our servicing function includes loan servicing and asset management activities, performing or overseeing the following activities:

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

Life insurance companies, whose loans we may service, may perform some or all of the activities identified in the list above. We outsource some of our servicing activities to third parties.

Our Fannie Mae, Freddie Mac, and HUD servicing arrangements generally provide for prepayment protection in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not have similar prepayment protections. For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and guarantee fees for four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we may request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us for these advances within 60 days of the request. Under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD or work out a payment modification for the borrower. For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease, and we may then modify and resell the loan or assign the loan back to HUD and be reimbursed for our advances. We are not obligated to make advances on the loans we service under the Freddie Mac Optigo® program and our bank and life insurance company servicing agreements.

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

As discussed above in Capital Markets – Agency Lending, we have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above, if we do not believe that we are being fully compensated for the risks of the transaction. The full risk-sharing limit prior to June 30, 2021 was less than $300 million. Accordingly, loans originated prior to then may have been subject to modified risk-sharing at much lower levels.

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

Principal Lending and Investing

Our principal lending and investing operation is composed of the loans held by the Interim Program JV and the Interim Loan Program, as described below (collectively the “Interim Program”). Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., we offer short-term senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

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

Affordable Housing and Other Commercial Real Estate-related Investment Management Services

Affordable Housing—We provide affordable housing investment management services through our subsidiary, Alliant Capital, Ltd. and its affiliates (“Alliant”). Alliant is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. Alliant serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, Alliant earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that generate LIHTCs. These joint ventures earn developer fees and sale/refinance proceeds from the properties they develop, and we receive the portion of the economic benefits commensurate with Alliant’s ownership percentage in the joint ventures. Additionally, Alliant also invests with third-party investors (either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are unlikely to keep the properties affordable. Through these preservation funds, Alliant may receive acquisition and asset management fees and will receive a portion of the capital appreciation upon sale through a promote structure.

We advance funds to our joint venture developer partners for generally short durations in connection with our LIHTC operations. The funds are used to fund the joint venture partner in preparing properties for development and ultimately to be sold or syndicated into a LIHTC fund. To manage our risk of loss on these advances, we evaluate the underlying property fundamentals, the expected cash flows and economics of the LIHTC syndication, and the developer’s track record. Additionally, we continually monitor progress on development deals and take appropriate actions as needed to mitigate our risk of loss. The Company, or its predecessor, has never incurred a material loss associated with these advances.

We also advance funds to third-party developers with whom we have long-standing relationships for durations of generally less than a year. We evaluate these advances on a deal-by-deal basis by reviewing similar factors that we do for our advances to our joint venture partners. Additionally, these advances often involve the acquisition of land or property, for which we usually receive a security interest in the form of a mortgage or lien along with guarantees from the developer. Lastly, we require a letter of intent giving us the exclusive right to invest in the LIHTC investment.

Other Commercial Real Estate—Through our subsidiary, Walker & Dunlop Investment Partners (“WDIP”), we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and other equity investments in middle-market commercial real estate funds. WDIP’s current assets under management (“AUM”) of $1.4 billion primarily consist of four sources: Fund III, Fund IV, Fund V, and Fund VI (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

Our Growth Strategy

In 2020, the Company implemented a strategy to reach $2 billion of total annual revenues by the end of 2025 by accomplishing the following milestones: (i) at least $60 billion of annual debt financing volume, (ii) at least $5 billion of annual small balance multifamily debt financing volume, (iii) annual property sales volume of at least $25 billion, (iv) an unpaid principal balance of at least $160 billion in our servicing portfolio, and (v) at least $10 billion of assets under management. We also established several environmental, social, and governance targets we aim to achieve by December 31, 2025.

The following table summarizes our progress towards these 2025 milestones.

Milestone (in thousands)	2022	2025 Milestone
Revenues	$1,258,753	$2,000,000
Debt financing volume	43,605,984	60,000,000
Small balance lending volume	745,686	5,000,000
Property sales volume	19,732,654	25,000,000
Servicing portfolio	123,133,855	160,000,000
Assets under management	16,748,449	10,000,000

To reach these milestones in 2025, we will focus on the following areas:

●	Grow Debt Financing Volume to $65 billion annually, including $5 billion of annual small balance multifamily lending, with a servicing portfolio of $160 billion by continuing to hire and acquire the best mortgage bankers in the industry, leveraging our brand to continue growing our client base, and leveraging proprietary technology to be more insightful and relevant to our clients. We continue to increase our market share in the multifamily financing market, with an 8.3% share in 2022. The acquisition of GeoPhy in 2022 has allowed us to begin development of a small balance lending application to enhance our client’s experience and reduce inefficiencies in the underwriting, closing, and servicing processes and enables us to further leverage technology to effectively target potential clients to achieve our goal of $5 billion of annual small-balance multifamily lending. During 2022, we maintained the number of bankers and brokers focused on debt financing transactions across the United States to stand ready to capture additional market share as macroeconomic conditions begin to stabilize. The integration of Alliant creates several synergies for debt financing volumes, which include access to Alliant’s clients and relationships in the affordable housing space, which we expect will lead to additional opportunities to provide affordable debt financing.
●	Grow Property Sales Volume to $25 billion annually by leveraging the strengths of our current team, growing volumes within our current markets and continuing to build out our brand and footprint nationally by hiring brokers in new geographic markets and brokers who specialize in different multifamily product types. We added 18 property sales brokers in 2022, and as of December 31, 2022, had 79 property sales brokers in various regions throughout the United States. For the twelve months ended September 30, 2022, our team achieved the goal of greater than $25 billion of property sales; however, the market disruptions experienced since Labor Day 2022 resulted in far fewer sales transactions in the fourth quarter of 2022. Our 2022 sales volume increased slightly despite difficult macroeconomic conditions. During 2022, we acquired a property sales brokerage company specializing in land sales, and recruited a team that specializes in affordable housing, which allowed us to expand our product offerings and enter into new investment sales markets. Continued growth of our property sales team will provide greater exposure to multifamily clients and markets across the country and help achieve our $25 billion property sales goal by 2025, while also increasing our opportunities to finance the properties for which we broker a sale.
●	Establish Investment Banking Capabilities with a goal to reach $10 billion in assets under management by building on our existing capabilities and developing new capabilities to meet more of our client’s needs. We will continue to seek to grow our AUM, including in other areas of commercial real estate, as we are routinely asked by our clients to help them in providing market insights, raising more complex capital solutions, and undertaking platform valuations. Our market-leading position in debt financing and the national reach of our property sales platform gives us access to substantial amounts of local and macro data. We believe access to this insightful data, along with our relationships with various organizations in the capital markets and developments in our technology platforms will help meet these client needs. Additionally, we will continue to scale our AUM through WDIP. With more than 200 bankers and brokers on our platform and access to a significant and diverse amount of financing deal flow, we also will focus on raising third-party capital to grow WDIP’s business to meet the diverse capital needs of our clients.
●	Remain a leader in Environmental, Social, and Governance (“ESG”) efforts by increasing the percentage of women and minorities within the ranks of our top earners and senior management, remaining carbon neutral while reducing our emissions intensity, and donating 1% of our annual income from operations to charitable organizations. Details and results of our ongoing ESG efforts are provided in our annual ESG report on our website. See more discussions about our human capital strategy in the “Human Capital Resources” section below.

Competition

We compete in the commercial real estate services industry. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, CMBS conduits, public and private real estate investment trusts, private equity, investment funds, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A.; CBRE Group, Inc.; Jones Lang LaSalle Incorporated; Marcus & Millichap, Inc.; Eastdil Secured; PNC Real Estate; Northmarq Capital, LLC; Newmark Realty Capital; and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, well-established investment management platforms, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending or deposit relationships with the bank. Through our subsidiary, Alliant, we are the sixth largest LIHTC syndicator in the country. Competitors in this fragmented but highly competitive industry include but are not limited to:  Boston Financial Investment Management, L.P., Raymond James & Associates, Inc., Enterprise Community Partners, Inc., The Richman Group Affordable Housing Corporation, National Equity Fund, Inc., and PNC Real Estate.

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

Federal and State Regulation of Commercial Real Estate Lending Activities

Our multifamily and commercial real estate lending, property sales, servicing, asset management, and appraisal activities are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the United States. In addition, these activities may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities, regulate conduct with borrowers, establish maximum interest rates, finance charges, and other charges and require disclosures to borrowers. Although most states do not regulate commercial finance, certain states impose limitations on interest rates, as well as other charges on certain collection practices and creditor remedies. Some states also require licensing of lenders, loan and property brokers, loan servicers and real estate appraisers as well as adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control, the Employee Retirement Income Security Act of 1974, as amended, which we refer to as “ERISA,” and federal and state securities laws and regulations.

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

Human Capital Resources

As of December 31, 2022, we had a total of 1,451 employees, an 11% increase from the prior year, including 27 new bankers and brokers. This growth was primarily due to the expansion of our business, our recruiting efforts, and the GeoPhy acquisition in 2022. None of our employees are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.

Our human capital strategy is to create a valued culture that allows us to attract and retain the very best talent in our industry. We take a people-first approach to culture, providing competitive pay and benefits, working to deliver an experience that ensures all of our employees are provided with opportunities for support, growth, and advancement throughout their tenure. We believe the core values that make up “The Walker Way” represent who we are: an employee base that is driven, caring, collaborative, insightful, and tenacious. We strive to build a great place to work for all employees and to be a leader in diversity, equity, and inclusion (“DE&I”). In 2022, we were recognized in Fortune Magazine’s Great Place to Work’s® Best Workplaces in Financial Services & Insurance for the seventh time, with 94% of our survey respondents having said: “Taking everything into account, I would say this is a great place to work.”

Talent

We are committed to recruiting, developing and retaining a diverse workforce. All employees take part in our rigorous goal setting, performance review, and 360 feedback program each year. We monitor and evaluate various talent metrics and report to management monthly on hiring, turnover, promotions, and DE&I metrics. The following table summarizes our key human capital metrics over the last two years:

	As of December 31,
Human Capital Metric:	2022	2021
Overall
Voluntary annualized turnover rate	11%	12%
Average tenure (years)	3.8	3.6
Diversity
Percent of women employees	36%	36%
Percent of women employees in management positions (1)	28%	27%
Percent of employees from underrepresented racial/ethnic groups	22%	23%
Percent of employees from underrepresented racial/ethnic groups in management positions (1)	13%	14%
(1)	Defined as Assistant Vice President and above.

We are purposeful in our drive to promote an inclusive workplace, where our employees are engaged and can develop within the Company. As mentioned in the “Our Growth Strategy” section above, we have set ambitious quantitative 2025 goals related to DE&I and tied a portion of our Executive Officer’s short-term annual incentive compensation to drive advances toward our longer-term DE&I vision. Additionally, all employees have community standard and diversity, equity, and inclusion goals. In 2022, we began implementing the DE&I action plan resulting from COQUAL and Management Leadership for Tomorrow’s (“MLT”) Black Equity at Work audits we conducted in 2021. We developed a Hispanic Equity action plan as part of MLT's inaugural Hispanic Equity at Work Certification. MLT approved our Hispanic Equity at Work plan and awarded us a Bronze Certification for our progress toward the Black Equity at Work plan we adopted in 2021. Both are milestones on the journey to make comprehensive progress through rigorous, sustained action, ongoing data-driven improvement, and accountability. Additionally, we are included in the Bloomberg Gender Equality Index (“GEI”) for the second time, the level and quality of our disclosures surrounding gender equality earned us inclusion again for 2023. Through our diversity, equity, and inclusion program we sponsor employee resource groups (“ERGs”) including, but not limited to the following:  Black, Latino/a, LGBTQIA+, AAPI, Military/Veterans, and Caregivers. Our ERGs provide our employees with community, fostering education, awareness, support, and advocacy.

Health and Safety

We are committed to the health, safety, and wellness of our employees. We offer various programs to support the well-being of our employees, including flexible working arrangements, a caregiver support program, and a robust wellness program that includes subsidies of up to $150 per month paid to employees for qualifying wellness activities, promoting both physical and mental health. More than half of our employees participate in this program. In 2022, we increased our focus on mental health through numerous employee-focused campaigns and additional training for our entire human resources function. All of our offices are open, and we support two days per week work-from-home, with the ability to exercise more flexibility. We believe this keeps the focus on both our culture and commitment to meeting employees’ personal and health needs front and center.

Total Rewards

To attract and retain the very best talent in the industry, we are committed to providing a total compensation and benefits package that is highly competitive. We offer competitive wages, health and insurance benefits, paid time off, various leave programs, a service awards program ranging from $2,000 to $25,000 for three to 40 years of service, a 401(k) Company match, wellness benefits, and health savings plans. We benchmark our total rewards programs at least annually and regularly conduct pay equity analyses. We also offer paid time off for employees to volunteer in their communities, in addition to Company-sponsored volunteer events, and provide a matching fund program where we match employees’ eligible charitable contributions and/or time spent volunteering up to $1,000. In addition, we support the development and advancement of our employees and provide reimbursements for certain professional certifications and higher education.

In recognition of the role our employees play as stewards of the “Walker Way,” we have historically granted broad-based restricted stock awards to our employees. In December 2020, on the 10-year anniversary of our initial public offering, we granted restricted stock to our employees, excluding senior management. The grant vests ratably over a three-year period, with the final vesting occurring in December 2023.

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

Currently, we originate all of our loans held for sale through the Agencies’ programs. We are approved as a Fannie Mae DUS® lender nationwide, a Fannie Mae Multifamily Small Loan lender, a Freddie Mac Optigo® lender nationally for Conventional, Seniors Housing, Targeted Affordable Housing and Small Balance Loans, a HUD MAP lender nationwide, a HUD LEAN lender nationally, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages and may be terminated by the applicable Agency at any time. The loss of such status would, or changes in our relationships could, prevent us from being able to originate commercial real estate loans for sale through the particular Agency, which would materially and adversely affect us. It could also result in a loss of similar approvals from the other Agencies. Additionally, federal budgetary policies also impact our ability to originate loans, particularly if they have a negative impact on the ability of the Agencies to do business with us. Changes in fiscal, monetary, and budgetary policies and the operating status of the U.S. government are beyond our control, are difficult to predict, and could materially and adversely affect us. During periods of limited or no U.S. government operations, our ability to originate HUD loans may be severely constrained. The impact that limited or dormant government operations may have on our HUD lending depends on the duration of such impacted operations.

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

As the primary regulator and the conservator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities. Since 2013, the FHFA has established limits on the volume of new multifamily loans that may be purchased annually by the GSEs (“caps”). In November 2022, the FHFA updated the GSEs’ loan origination caps to $75.0 billion for the four-quarter period beginning January 1, 2023 and ending December 31, 2023. The new caps apply to all multifamily business with no exclusions. The FHFA also directed that at least 50.0% of the GSEs’ multifamily business be mission-driven, affordable housing. We cannot predict whether FHFA will implement further regulatory and other policy changes that will modify the GSEs’ multifamily businesses.

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

All of these items discussed above could have a negative impact on our cash flows. Because of the foregoing, a rise in delinquencies could have a material adverse effect on us. Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss generally capped at 20% of the original unpaid principal balance of a loan. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. Fannie Mae also requires us to maintain collateral, which may include pledged securities, for our risk-sharing obligations. As of December 31, 2022, we had pledged securities of $157.3 million as collateral against future losses related to $54.2 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our “at-risk balance.” Fannie Mae collateral requirements may change in the future. As of December 31, 2022, our allowance for risk-sharing as a percentage of the at-risk balance was 0.08%, or $44.1 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. Over the past 10 years, we have settled $22.0 million of risk-sharing losses, or 1.2 basis points of the average at-risk balance. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future actual write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2022, there were two loans with an aggregate unpaid principal balance of $37.0 million and an aggregate collateral-based reserve of $4.4 million that had defaulted and are awaiting ultimate disposition. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

A reduction in the prices paid for our loans and services or an increase in loan or security interest rates required by investors could materially and adversely affect our results of operations.

Our results of operations could be materially and adversely affected if the Agencies or institutional investors lower the price they are willing to pay to us for our loans or services or adversely change the material terms of their loan purchases or service arrangements with us. Multiple factors determine the price we receive for our loans. With respect to Fannie Mae-related originations, our loans are generally sold as Fannie Mae-insured securities to third-party investors. With respect to HUD-related originations, our loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to us reflects, in part, the competitive market bidding process for these securities.

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

A significant portion of our revenue is derived from loan servicing fees, and declines in or terminations of servicing engagements or breaches of servicing agreements could have a material adverse effect on us.

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

If a significant number of our loan warehouse facilities, on which we are highly dependent, are terminated or reduced, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.

We require a significant amount of short-term funding capacity to finance Agency loans we originate. As of December 31, 2022, we had $3.9 billion of committed and uncommitted loan funding available through five commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Additionally, consistent with industry practice, our existing loan warehouse facilities have terms of one year, and therefore require annual renewal. If a significant number of our committed facilities are reduced, terminated, or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and/or restrict our ability to make additional borrowings. These facilities also contain cross-default provisions, such that if a default occurs under any of our debt agreements, generally the lenders under our other debt agreements could also declare a default. These restrictions (and restrictions included in our long-term debt agreement) may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. There can be no assurance that we will maintain compliance with all financial and other covenants included in our loan warehouse facilities in the future.

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

We have made various investments that are funded with corporate capital. These investments may involve a greater risk of loss than our traditional real estate lending activities.

We use corporate capital to make investments in (i) loans under the Interim Loan Program, (ii) joint ventures and other equity method investments, (iii) loans to our LIHTC joint venture partners and (iv) investments in LIHTC tax credit equity. Below we discuss the risks associated with these investments.

(i)	Interim Loan Program

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

(ii)	Joint ventures and other equity method investments

We make investments in various joint ventures, including with select developers of LIHTC properties and as part of the Interim Program JV. We are also an investor in various venture capital funds with a specific focus on identifying and investing in property technology and financial technology companies with a predominant focus on the housing and commercial real estate sectors. We bear the risk that these investments will not be able to generate sufficient cash flows for us to fully recover our capital contributions. These investments are included in Other assets on the Consolidated Balance Sheets.

(iii)	Loans to our LIHTC joint venture partners

To provide capital support the partners in our LIHTC joint ventures, who are the developers of LIHTC properties, we provide loans to these partners. The funds from these loans are used to prepare a property for development and ultimately to be syndicated into a LIHTC fund. These loans are generally short-term and repaid with proceeds from construction loans or permanent loans from third-party sources or proceeds from the sale to LIHTC funds. We face risk that these loans to our joint venture partners may not be repaid if loans from third parties cannot be obtained or the property is not sold to a LIHTC fund.

(iv)	Investments in LIHTC tax credit equity

We acquire interests in tax credit property partnerships for sale to LIHTC investment funds and, at any point in time, the aggregate amount of funds advanced can be material. Recovery of these investments is subject to our ability to attract investors to new investment funds.

We have contractual obligations that will require significant uses of capital. Our ability to fund these uses of capital is dependent on both our results of operations and our ability to access capital markets. A decline in the results of our operations, an inability to access capital markets, or an increase in the cost of capital may materially affect our operations.

As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we have made commitments to fund (i) equity-method investments, (ii) investments in affordable housing partnerships to be syndicated into LIHTC investment funds, and (iii) earnout payments from acquisitions, and we also must satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. To fund these cash flow obligations, we typically use cash generated from our operations and, when necessary, from funds raised in the capital markets. A significant decline in our operational performance, an inability to access capital markets for funding, or a sharp rise in our cost of capital could adversely affect our ability to meet these future obligations.

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

Our future success depends to a significant extent on the continued services of our senior management, particularly William Walker, our Chairman and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on our business and results of operations. We maintain a robust succession planning process for all of our senior management and regularly update our Board on such developments. In addition, we maintain “key person” life insurance only on Mr. Walker, and the insurance proceeds from such insurance may be insufficient to cover the cost associated with recruiting a new Chief Executive Officer.

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

As discussed above under Part I, Item 1. Business “Our Business—Affordable Housing and Other Commercial Real Estate-related Investment Management Services,” our affordable housing investment management service derives revenue from the syndication of partnership interests in properties eligible for low-income housing tax credits, or LIHTCs. Although the LIHTC programs are a permanent part of the Tax Code and have historically enjoyed broad political support, Congress could repeal or modify the LIHTC provisions at any time or modify the tax laws so that the value of LIHTC benefits is reduced. If the LIHTC provisions are repealed or adversely modified, the results of operations of our Affordable Housing Investment Management Services would be materially adversely affected.

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

As a registered broker-dealer, one of our subsidiaries is subject to extensive regulation that exposes us to a variety of risks associated with the securities industry.

Broker-dealer and other financial services firms are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. One of our subsidiary entities, Zelman Partners, LLC (“Zelman Partners”) is registered with the SEC as a broker-dealer under the Exchange Act and in the states in which Zelman Partners conducts securities business and is a member of FINRA and other SROs. Zelman Partners is subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which Zelman Partners is registered or licensed or of which Zelman Partners is a member.

The regulations applicable to broker-dealers depend in part on the nature of the business conducted by the broker-dealer, and generally cover all aspects of the securities business, including, among other things, sales practices, fee arrangements, disclosures to clients, capital adequacy, use and safekeeping of clients’ funds and securities, recordkeeping and reporting and the qualification and conduct of officers, employees and independent contractors. As part of this regulatory scheme, broker-dealers are subject to regular and special examinations by the SEC and FINRA intended to determine their compliance with securities laws, regulations and rules. Following an examination’s conclusion, a broker-dealer may receive a deficiency letter identifying potential compliance or supervisory weaknesses or rule violations which the firm must address. Any such proceeding against Zelman Partners, or any of its associated persons, could harm our reputation, cause us to lose clients or fail to gain new clients and have a material adverse effect on our business.

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

We receive, maintain, and store non-public personal information of our customers. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We, and our service providers, are regularly subject to and expect to continue to experience cyberattacks that are increasingly sophisticated, that are often designed to evade detection, and/or that seek to damage or disrupt our network, as well as those of our service providers, and other information systems. Certain of these cyberattacks have resulted in unauthorized access by third parties to information that we receive, maintain and store in the course of our business. Although these cyberattacks have not resulted in material financial impacts or disruptions to our business, given the accelerating scope, sophistication, and frequency of cyberattacks, there can be no assurance that the incidents we have experienced or any future incident will not materially impact our security, operations and financial results. Future cyberattacks, or the perception thereof, could result in a loss of data, operational disruptions, and even lost business and goodwill. Additionally, we could incur significant costs associated with the recovery from a cyber-attack, and these costs may exceed, or the events to which they relate, may be excluded from, coverage under, our cyber insurance.

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

We regularly update our existing information technology systems and install new technologies when deemed necessary and regularly provide employee awareness training around phishing, malware, and other cyber risks and physical security to address the risk of cyber-attacks and other security breaches. However, such preventative measures may not be sufficient to prevent future cyberattacks or a breach of customer information. Additionally, most of our employees work remotely and will continue to do so for the foreseeable future. While we have designed our controls and processes to operate in a remote working environment, there is a heightened risk such controls and processes may not detect or prevent unauthorized access to our information systems.

In addition, we need to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, and the State of California adopted the California Consumer Privacy Act of 2018 (“CCPA”). Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks.

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

We are subject to the “business combination”  provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder”  (defined generally as any person who beneficially owns 10% or more of our then outstanding voting power of our capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting power of our then outstanding capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price or supermajority stockholder voting requirements on these combinations. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder.

The “control share”  provisions of the MGCL provide that holders of “control shares” of the Company (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy) entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct and indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to adopt certain mechanisms, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a transaction or a change in control of the Company under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in control of the Company.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of common or preferred stock with preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock or that could delay, defer, or prevent a transaction or a change in control of the Company that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.

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

Our charter and bylaws obligate us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, we are obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws.

Our charter contains limitations on our stockholders’ ability to remove our directors, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may delay, defer, or prevent a change in control of the Company that is in the best interests of our stockholders.

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

Under current accounting guidelines, we evaluate our goodwill at each of our reporting units for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In addition to the annual impairment evaluation, we evaluate at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. Any impairment of goodwill as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations, stockholders’ equity, and our stock price.

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2023 for material changes to the above discussion of risk factors.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. As of the close of business on January 31, 2023, there were 24 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

During 2022, our Board of Directors declared, and we paid, four quarterly dividends totaling $2.40 per share. In February 2023, our Board of Directors declared a dividend for the first quarter of 2023 of $0.63 per share, a 5% increase over the dividend declared for the fourth quarter of 2022. We expect to make regular quarterly dividend payments for the foreseeable future.

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

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2017 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2017 in our common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the quarter and year ended December 31, 2022, we purchased 19 thousand shares and 348 thousand shares, respectively, to satisfy grantee tax withholding obligations on share-vesting events. We announced a share repurchase program in the first quarter of 2022. The repurchase program authorized by our Board of Directors permits us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ending February 12, 2023. We purchased 109 thousand shares under this share repurchase program. The Company had $63.9 million of authorized share repurchase capacity remaining as of December 31, 2022. In February 2023, our Board of Directors authorized the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning on February 23, 2023.

The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2022:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	195,431	$138.28	—
2nd Quarter	119,303	$103.09	109,052
3rd Quarter	13,899	$103.31	—

October 1-31, 2022	3,093	$83.73	—	$63,901,743
November 1-30, 2022	51	90.04	—	63,901,743
December 1-31, 2022	16,249	80.89	—	63,901,743
4th Quarter	19,393	$81.36	—	$63,901,743
Total	348,026		109,052

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

We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac Optigo lender nationally for Conventional, Seniors Housing, Targeted Affordable Housing and Small Balance Loans, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Fannie Mae recently announced that we ranked as its largest DUS lender in 2022, by loan deliveries, for the fourth consecutive year, and Freddie Mac recently announced that we ranked as its 3rd largest Freddie Mac lender in 2022, by loan deliveries. Our market share with Fannie Mae and Freddie Mac grew to 12.7% on a combined basis, by loan deliveries, elevating us to the largest lender with the GSEs for the first time in our Company’s history. Additionally, we were the 2nd largest overall lender for HUD in 2022 based on initial endorsements.

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

We recognize revenue when we make simultaneous commitments to originate a loan to a borrower and sell that loan to an investor. The revenues earned reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also recognize revenue when we receive the origination fee from a brokered loan transaction. Other transaction-related sources of revenue include (i) net warehouse interest income we earn while the loan is held for sale, (ii) net warehouse interest income from loans held for investment while they are outstanding, (iii) sales commissions for brokering the sale of multifamily properties, and (iv) syndication and transaction-based asset management fees from our investment management activities.

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

We originate and hold the Interim Loan Program loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. As of December 31, 2022, we had nine loans held for investment under the Interim Loan Program with an aggregate outstanding unpaid principal balance of $206.8 million. One loan with a balance of $14.7 million is currently in default.

During the year ended December 31, 2022, $86.3 million of the $339.1 million of interim loan originations were executed through the joint venture, with the remainder originated through our Interim Loan Program. During the year ended December 31, 2021, $860.0 million of the $1.4 billion of interim loan originations were executed through the joint venture. As of December 31, 2022 and 2021, we asset-managed $892.8 million and $848.2 million, respectively, of interim loans on behalf of the Interim Program JV.

Through WDIS, we offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. Our property sales services are offered in various regions throughout the United States. We have added several property sales brokerage teams over the past few years and continue to seek to add other property sales brokers, with the goal of continuing to expand the depth and number of regions covered by our brokerage services.

WDIP, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the Company by growing our investment management platform. WDIP is a registered investment adviser and general partner of private commercial real estate investment funds focused on the management of debt, preferred equity, and mezzanine equity investments through private middle-market commercial real estate funds and separately managed accounts. WDIP’s current AUM of $1.4 billion primarily consist of four sources: Fund III, Fund IV, Fund V, and Fund VI (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fund raising and investment phases. AUM disclosed in this Annual Report on Form 10-K may differ from regulatory assets under management disclosed on WDIP’s Form ADV.

WDIP typically receives management fees based on limited partner capital commitments, unfunded investment commitments, and funded investments. Additionally, with respect to Fund III, Fund IV, Fund V and Fund VI, WDIP receives a percentage of the profits above the fund expenses and preferred return specified in the fund offering agreements.

Through Alliant, we are the 6th largest tax credit syndicator in the U.S., and an affordable housing developer. Alliant is part of our strategy to grow our investment management platform and to strengthen our position in the affordable housing space. Alliant manages $14.5 billion of affordable AUM and has an established tax syndication and affordable housing development platform from which we earn investment management, syndication, and other LIHTC related fees.

As of December 31, 2022, our servicing portfolio was $123.1 billion, up 6% from December 31, 2021, which was the 8th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s (“MBA”) 2022 year-end survey (the “Survey”). Our servicing portfolio includes $59.2 billion of loans serviced for Fannie Mae and $37.8 billion for Freddie Mac, making us the 1st and 4th largest servicer of Fannie Mae and Freddie Mac multifamily loans in the nation, respectively, according to the Survey. Also included in our servicing portfolio is $9.9 billion of multifamily HUD loans, the 4th largest HUD primary and master servicing portfolio in the nation according to the Survey.

The average number of our mortgage bankers decreased from 163 during 2021 to 161 during 2022 due to voluntary turnover and a slowing in hiring initiatives in line with the slowdown in our debt financing volumes due to the macroeconomic conditions, from a total of $48.9 billion during 2021 to a total of $43.7 billion during 2022.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale. The fair value at loan sale (“MSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, escrow earnings, prepayment speed, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs were between 8-14% during 2022 and 2021 and 10-15% during 2020 and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for MSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. The estimated net cash flows also include cash flows related to the future earnings on the escrow accounts associated with servicing the loans that are based on an escrow earnings rate assumption. We include a servicing cost assumption to account for our expected costs to service a loan. The servicing cost assumption has had a de minimus impact on the estimate historically. We record an individual MSR asset (or liability) for each loan at loan sale.

The assumptions used to estimate the fair value of capitalized MSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically, including the assumption that most significantly impacts the estimate: the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. Over the past two years, we have adjusted the escrow earnings rate assumption several times to reflect the current and expected future earnings rate projected for the life of the MSR. Additionally, we adjusted the discount rate at the beginning of 2021 to mirror changes observed from market participants. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the consolidated financial statements details the portfolio-level impact of a change in the discount rate).

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below. We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on economic and unemployment forecasts from a market survey and a blended loss rate from historical periods that we believe reflect the forecast from the survey. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period has been updated to reflect our expectations of the economic conditions over the coming year in relation to the historical period. For example, in the second quarter of 2022, we updated the loss rate used in the forecast period from three basis points to 2.2 basis points and made multiple revisions after the onset of the pandemic in 2020. Changes in the loss rate used in the forecast period have significantly impacted the estimate in the past.

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

The weighted-average annual loss rate is calculated using a 10-year look-back period, utilizing the average portfolio balance and settled losses for each year. A 10-year period is used as we believe that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling 10-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to fall off and as new loss data are added. For example, in the first quarter of 2022, loss data from earlier periods in the look-back period fell off and were replaced with more recent loss data, resulting in the weighted-average annual loss rate changing from 1.8 basis points to 1.2 basis points. Changes in our expectations and forecasts have materially impacted, and in the future may materially impact, the estimate. Based on our historical loss data, our historical loss rate will decrease again in 2023, which may result in lower CECL reserves. In 2022, we had our first loss settlement in six years.

NOTE 4 of the consolidated financial statements outlines adjustments made in the loss rates used to account for the expected economic conditions as of a given period and the related impact on the estimate.

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

Contingent Consideration Liabilities. The Company typically includes an earnout as part of the consideration paid for acquisitions to align the long-term interests of the acquiree with the Company. These earnouts contain milestones for achievement, which typically are revenue, revenue-like, or productivity measurements. If the milestone is achieved, the acquiree is paid the additional consideration. Upon acquisition, the Company is required to estimate the fair value of the earnout and include that fair value measurement as a component of the total consideration paid in the calculation of goodwill. The fair value of the earnout is recorded as a contingent consideration liability and included within Other liabilities in the Consolidated Balance Sheet and adjusted to the estimated fair value at the end of each reporting period.

The determination of the fair value of contingent consideration liabilities requires significant management judgment and unobservable inputs to (i) determine forecasts and scenarios of future revenues, net cash flows and certain other performance metrics, (ii) assign a probability of achievement for the forecasts and scenarios, and (iii) select a discount rate. A Monte Carlo simulation analysis is used to determine many iterations of potential fair values. The average of these iterations is then used to determine the estimated fair value. We typically obtain the assistance of third-party valuation specialists to assist with the fair value estimation. The probability of the earnout achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty. Changes to the aforementioned inputs impact the estimate; for example, in the fourth quarter of 2022, we recorded a net $13.5 million reduction to the fair value of our contingent consideration liabilities based primarily on revised management forecasts of the financial performance of the entities over the remaining earnout period.

The aggregate fair value of our contingent consideration liabilities as of December 31, 2022 was $200.3 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of December 31, 2022 was $319 million. Over the past two years, we have made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams. The earnouts completed prior to 2021 involved businesses that operated in our core debt financing business and involved substantially smaller amounts of contingent consideration as compared to the two aforementioned acquisitions.

Goodwill. As of December 31, 2022 and December 31, 2021, we reported goodwill of $959.7 million and $698.6 million, respectively. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually on October 1. Between the annual evaluation time, we will perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. As of December 31, 2022, we continue to believe the goodwill at each of our reporting units is not impaired.

Overview of Current Business Environment

The market’s transition from a historically low interest rate environment to a rising interest rate environment disrupted certain sectors of the lending market, with the most acute impacts felt initially in the consumer lending sector (e.g., residential mortgages, auto lending, and consumer credit). Although the commercial real estate debt and property sales markets began the year strong, volatility in long-term interest rates disrupted certain segments of the commercial real estate lending environment during the second half of 2022, particularly during the fourth quarter. Despite this volatility, our total transaction volumes only decreased 7% from 2021, with the largest decreases in our debt brokerage (13%) and HUD originations (52%). The decrease in total transaction volumes was partially offset by an increase in our GSE lending (5%) and multifamily property sales (2%).

Beginning in May 2022, the Federal Reserve’s stance on inflation became more aggressive with seven consecutive increases in the Federal Funds Rate totaling 4.25%, which brought the rate to a target range of 4.50% to 4.75% as of January 2023. The Federal Reserve continues to signal that it anticipates additional increases in the target range and will continue the reduction of its holdings in Treasury securities and Agency mortgage-backed securities (“Agency MBS”) until the inflation rate returns to the Federal Reserve’s long-term target. Both of these actions by the Federal Reserve have resulted in a significant increase in medium to long-term mortgage interest rates, which form the basis of most of our lending.

As the Federal Reserve continues to combat inflation by increasing interest rates, we expect commercial real estate debt and property sales transaction activity to slow down from peaks earlier in the year 2022. Certain products were impacted more than others, with debt brokerage executions in non-multifamily assets classes being impacted the most, as banks and life insurance companies continued to pull back and potentially increase capital reserves in the short-term. However, we anticipate Agency lending volumes to remain steady going into 2023 as the Agencies provide liquidity in countercyclical markets. When the broader capital markets tighten, the Agencies historically step in to provide liquidity to the multifamily borrowing community as they did throughout 2020 and the second half of 2021, and as one of the largest providers of capital to the multifamily sector, we are well positioned. As interest rates increased rapidly over the last several months, and liquidity in the capital markets tightened, we have experienced declines in credit spreads to offset a portion of the interest rate increases. Although our lending activity with the Agencies is expected to remain stable going into 2023, the servicing fees on new loans and associated profitability of those executions is expected to remain at relatively lower than historical levels, consistent with the second half of 2022. We are a market-leading originator with the Agencies, and we believe our market leadership positions us well to continue gaining market share and remain a significant lender with the Agencies for the foreseeable future.

Despite significant market volatility caused by geopolitical risks, high inflation rate, rapidly rising interest rates, multifamily property fundamentals remain healthy. According to RealPage, a provider of commercial real estate data and analytics, vacancies have risen from their March 2022 lows to 5.0% as of December 2022 and are expected to increase in the coming months; however, national vacancy rates still remain below historical averages. Additionally, rent collections remain strong at pre-pandemic levels and increased year-over-year, despite inflationary pressures and high rent growth over the past two years. Also, the national unemployment rate continues to fall, reaching a pre-pandemic low of 3.5% as of December 2022. We believe the unemployment rate is an important determinant of future multifamily property performance.

The FHFA establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2022, the FHFA established Fannie Mae’s and Freddie Mac’s 2023 loan origination caps at $75 billion each for all multifamily business, a 4% decrease from the 2022 caps. During 2022, Fannie Mae and Freddie Mac had multifamily origination volumes of $69.2 billion and $72.8 billion, respectively, down 0.3% and up 3.7%, respectively, from 2021. The decline in the GSEs’ origination volumes was primarily driven by the volatile and uncertain macroeconomic conditions in 2022. The decrease to the GSEs’ lending caps in 2023 is not expected to have a material impact on the competitiveness of either Fannie Mae or Freddie Mac, as they continue to have sufficient capital to meet market demand.

Our multifamily property sales volumes grew slightly during the year as we had strong volumes during the first half of 2022 as (i) the multifamily acquisitions market was very active during the first half of the year, and (ii) we expanded the number of property sales brokers and the geographical reach of our property sales platform. The strong volumes in the first half were offset by slowdowns in volumes during the second half of 2022, due to the macroeconomic conditions discussed above. Long term, we believe the market fundamentals will continue to be positive for multifamily property sales. Over the last several years, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in many geographic areas. Consequently, the fundamentals of the multifamily property sales market were strong prior to the pandemic, and, when combined with high occupancy and retention rates and rising real-estate prices, it is our expectation that market demand for multifamily property sales will remain strong as this asset class remains an attractive investment option.

Our debt brokerage platform had lower volumes in 2022 compared to 2021 due to a substantial decrease in the transaction volume in the second half of the year because of the volatile interest rate environment that in turn drove a pullback of liquidity from banks, life insurance companies, and securitization markets. As the interest rate environment begins to stabilize, we expect liquidity to slowly return to the market.

As noted above, our debt financing operations with HUD declined during 2022. HUD loan volumes accounted for 2.6% total debt financing volumes in 2022 compared to 4.8% in 2021. The decline in HUD debt financing volumes as a percentage of our total debt financing volumes was driven by lower aggregate HUD lending volumes industry-wide, as the increasing interest-rate environment discussed above more acutely impacted the HUD product given the longer lead times associated with HUD executions.

Our originations with the Agencies are our most profitable executions as they provide significant non-cash gains from MSRs that turn into significant cash revenue streams from future servicing fees. During the year ended December 31, 2022, servicing fees were up 8% compared to the year ended December 31, 2021, due to the $7.4 billion increase in the servicing portfolio unpaid principal balance (“UPB”). A decline in our Agency originations would negatively impact our financial results, as our non-cash revenues would decrease disproportionately with debt financing volume and future servicing fee revenue would be constrained or decline.

We entered into the Interim Program JV to both increase the overall capital available to transitional multifamily properties and to dramatically expand our capacity to originate Interim Program loans. The demand for transitional lending has brought increased competition from lenders, specifically banks, mortgage real estate investment trusts, and life insurance companies. For the year ended December 31, 2022, we originated $86.3 million of Interim Program JV loans, compared to $860.0 million of originations in 2021. The volatile macroeconomic conditions led us to reduce our lending activity on transitional assets. We expect our lending volumes for transitional assets to remain low until economic conditions normalize. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform as agreed.

Our subsidiary, Alliant, which provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, joint venture development, and community preservation fund management remains the 6th largest LIHTC syndicator despite the economic challenges mentioned above. We continue to approach the affordable housing space with a combined LIHTC syndication and affordable housing service offering that we believe will generate significant financing, property sales, and syndication opportunities. Additionally, as part of FHFA’s 2023 loan origination caps of $150 billion announced in November 2022, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. We expect these initiatives will create additional growth opportunities for both Alliant and our debt financing and property sales teams focused on affordable housing.

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

●	Performance of Multifamily and Other Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, particularly multifamily, which are sensitive to long-term mortgage interest rates and other macroeconomic conditions and the continued existence of the GSEs. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, transaction volumes, and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations and our interim lending program.

●	The Level of Losses from Fannie Mae Risk-Sharing Obligations. Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss generally capped at 20% of the loan’s unpaid principal balance on the origination date. As a result, a rise in defaults could have a material adverse effect on us.

●	The Price of Loans in the Secondary Market. Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

●	Market for Servicing Commercial Real Estate Loans. Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-sharing obligations we undertake. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results immediately and over time.

●	The Overall Loan Origination Mix. The loan product mix we originate can significantly impact our overall operating results. For example, an increase in loan origination volume for our two highest-margin products, Fannie Mae and HUD loans, without a change in total loan origination volume would increase our overall profitability, while a decrease in the loan origination volume of these two products without a change in total loan origination volume would decrease our overall profitability, all else equal.
●	The Affordable Housing Market. The profitability of our LIHTC operations is impacted by the demand for and the financial performance of the affordable housing market and the continued existence of income tax credits for these properties. For example, we earn syndication fees based on new funds we are able to syndicate for investors and asset management fees based on performance of the underlying LIHTC properties and dispositions of these properties. Strong demand for LIHTC properties typically results in opportunities for syndication of LIHTC funds and high prices for dispositions.

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

The “Critical Accounting Policies and Estimates” section above and NOTE 2 of the consolidated financial statements provide additional details of the accounting for these revenues.

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

Property sales broker fees. We earn property broker sales fee revenue when our investment sales team completes the sale of a multifamily investment property or land real estate. The amount of the property sales brokers fees we earn is based upon a percentage of the final sale price of the investment sold.

Investment management fees. We manage invested capital from third-party investors through an investment fund structure. The capital placed into the investment fund is utilized to make investments in multifamily investment opportunities, primarily as equity in market-rate or LIHTC generating multifamily properties. We earn an investment management or asset management fee based on a contractual percentage of the invested capital. For market-rate investments, we earn and collect the investment management fees through the returns of the investment funds. For LIHTC investments, we collect the asset management fees (“AMF”) through the combination of current payments and asset dispositions. NOTE 2 of the consolidated financial statements provides additional details of the accounting for AMF revenues.

Net Warehouse Interest Income—We earn warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of our loans is financed with matched borrowings under one of our warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with our own cash. Occasionally, we also fully fund a small number of loans held for sale or loans held for investment with our own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid.

Escrow Earnings and Other Interest Income.  We earn fee income on property-level escrow deposits in our servicing portfolio, generally based on a fixed or variable placement fee negotiated with the financial institutions that hold the escrow deposits. Escrow earnings reflect the placement fees net of interest paid to the borrower, if required. Also included with escrow earnings and other interest income are interest earnings from our cash and cash equivalents and interest income earned on our pledged securities.

Other Revenues.  Other revenues are comprised of fees for processing loan assumptions, prepayment fee income, application fees, property sales broker fees, appraisal revenues, income from equity-method investments, asset management fees, certain revenues from LIHTC operations, and other miscellaneous revenues related to our operations.

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

Amortization and depreciation also includes the amortization of intangible assets, principally related to the amortization, asset management fee contracts, research subscription contracts, intellectual property, and other intangible assets recognized in connection with acquisitions. For the years presented in the Consolidated Statements of Income, the amortization of intangible assets relates primarily to intangible assets associated with our acquisitions in 2021 and 2022.

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

Income Tax Expense.  The Company is a C-corporation subject to federal, state, and international corporate tax. Our estimated combined statutory federal, state, and international tax rate was 26.1%, 25.7%, and 25.2% for the years ended December 31, 2022, 2021, and 2020, respectively. Except for the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income amongst the various states where we are subject to taxation since our foreign operations are (i) immaterial and (ii) taxed at a rate similar to our blended federal and state tax rate. Absent additional significant legislative changes to statutory tax rates (particularly the federal tax rate), we expect low deviation from the 2022 combined statutory tax rate for future years. However, we do expect some variability in the effective tax rate going forward due to excess tax benefits recognized and limitations on the deductibility of certain book expenses as a result of Tax Reform, primarily related to executive compensation.

Excess tax benefits recognized in 2022, 2021, and 2020 reduced income tax expense by $6.1 million, $8.6 million, and $7.3 million, respectively. The changes in the excess tax benefits over the past three years is largely due to changes in the number of shares vested and the stock price at which the shares vested.

Consolidated Results of Operations

The following is a discussion of the comparison of our results of operations for the years ended December 31, 2022 and 2021. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Discussions of our results of operations and comparisons between 2021 and 2020 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the year ended December 31,
(dollars in thousands; except per share data)	2022	2021
Transaction Volume:
Total Debt Financing Volume	$43,605,984	$48,911,120
Property Sales Volume	19,732,654	19,254,697
Total Transaction Volume	$63,338,638	$68,165,817

Key Performance Metrics:
Operating margin	21%	28%
Return on equity	13	21
Walker & Dunlop net income	$213,820	$265,762
Adjusted EBITDA(1)	325,095	309,278
Diluted EPS	6.36	8.15

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	48%	48%
Other operating expenses	10	8

	As of December 31,
Managed Portfolio:	2022	2021
Total Servicing Portfolio	$123,133,855	$115,700,564
Assets under management	16,748,449	16,437,865
Total Managed Portfolio	$139,882,304	$132,138,429
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table presents a period-to-period comparison of our financial results for the years ended December 31, 2022 and 2021.

FINANCIAL RESULTS –2022 COMPARED TO 2021

CONSOLIDATED

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$348,007	$446,014	$(98,007)	(22)%
Fair value of expected net cash flows from servicing, net	191,760	287,145	(95,385)	(33)
Servicing fees	300,191	278,466	21,725	8
Property sales broker fees	120,582	119,981	601	1
Investment management fees	71,931	25,637	46,294	181
Net warehouse interest income	15,777	22,108	(6,331)	(29)
Escrow earnings and other interest income	52,830	8,150	44,680	548
Other revenues	157,675	71,677	85,998	120
Total revenues	$1,258,753	$1,259,178	$(425)	-

Expenses
Personnel	$607,366	$603,487	$3,879	1%
Amortization and depreciation	235,031	210,284	24,747	12
Provision (benefit) for credit losses	(11,978)	(13,287)	1,309	(10)
Interest expense on corporate debt	34,233	7,981	26,252	329
Other operating expenses	129,136	98,655	30,481	31
Total expenses	$993,788	$907,120	$86,668	10
Income from operations	$264,965	$352,058	$(87,093)	(25)
Income tax expense	56,034	86,428	(30,394)	(35)
Net income before noncontrolling interests	$208,931	$265,630	$(56,699)	(21)
Less: net income (loss) from noncontrolling interests	(4,889)	(132)	(4,757)	3,604
Walker & Dunlop net income	$213,820	$265,762	$(51,942)	(20)

Overview

Revenues decreased slightly as increases in servicing fees, investment management fees, escrow earnings and other interest income, and other revenues, were offset by decreases in loan origination and debt brokerage fees, net (“origination fees”) and the fair value of expected net cash flows from servicing, net (“MSR income”). Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Investment management fees increased due to the addition of investment management fees from our LIHTC operations acquired in the fourth quarter of 2021. Escrow earnings and other interest income increased largely as a result of higher escrow earnings rates due to rising interest rates. Other revenues increased primarily as a result of a one-time gain from the revaluation of our previously held equity-method investment in Apprise (“Apprise revaluation gain”) in connection with the GeoPhy acquisition, and increases in (i) other revenues from our LIHTC operations, (ii) research subscription fees, and (iii) gains from equity-method investments, partially offset by a decline in prepayment fees. Origination fees and MSR income decreased primarily as a result of a decline in the earnings rate from our debt financing volumes due to market volatility and rising interest rates over the second half of the year and a decrease in Agency debt financing volume.

The increase in expenses was due to increases in all expense categories, primarily in amortization and depreciation, interest expense on corporate debt, and other operating expenses. Amortization and depreciation expense increased primarily due to an increase in the average MSR balance and an increase in intangible asset amortization resulting from acquisitions in 2021 and 2022. Interest expense on corporate debt increased due to the increase in the size of the debt outstanding, including the assumption of Alliant’s note payable in the fourth quarter of 2021, and the rising interest rate environment in 2022. Other operating expenses increased largely as a result of (i) the overall growth of the Company’s operations over the past year including expenses from acquired subsidiaries and (ii) an increase in travel and entertainment costs compared to 2021 when our travel and entertainment expenses were depressed due to the on-going effects of the pandemic. These substantial increases were partially offset by a benefit for the revaluation of contingent consideration liabilities.

 Income Tax Expense. The decrease in income tax expense relates to a decrease in income from operations and the tax impacts of the

$39.6 million Apprise revaluation gain. The gain is an unrealized, non-taxable gain. Accordingly, no income tax expense was recorded for this gain. Based on our blended statutory rate, the benefit to our income tax expense was $10.3 million.

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

Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

CONSOLIDATED

	For the year ended
	December 31,
(in thousands)	2022	2021
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$213,820	$265,762
Income tax expense	56,034	86,428
Interest expense on corporate debt	34,233	7,981
Amortization and depreciation	235,031	210,284
Provision (benefit) for credit losses	(11,978)	(13,287)
Net write-offs	(4,631)	—
Share-based compensation expense	33,987	36,582
Gain from revaluation of previously held equity-method investment	(39,641)	—
Write-off of unamortized issuance costs from corporate debt retirement	—	2,673
Fair value of expected net cash flows from servicing, net	(191,760)	(287,145)
Adjusted EBITDA	$325,095	$309,278

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table presents a period-to-period comparison of the components of our adjusted EBITDA for the years ended December 31, 2022 and 2021:

ADJUSTED EBITDA –2022 COMPARED TO 2021

CONSOLIDATED

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$348,007	$446,014	$(98,007)	(22)%
Servicing fees	300,191	278,466	21,725	8
Property sales broker fees	120,582	119,981	601	1
Investment management fees	71,931	25,637	46,294	181
Net warehouse interest income	15,777	22,108	(6,331)	(29)
Escrow earnings and other interest income	52,830	8,150	44,680	548
Other revenues	122,923	71,809	51,114	71
Personnel	(573,379)	(566,905)	(6,474)	1
Net write-offs	(4,631)	—	(4,631)	N/A
Other operating expenses	(129,136)	(95,982)	(33,154)	35
Adjusted EBITDA	$325,095	$309,278	$15,817	5

The decrease in origination fees was primarily related to decreases in both the earnings rate on our debt financing volumes and the overall debt financing volumes year over year. Servicing fees increased due to an increase in the average servicing portfolio. Investment management fees increased due to the addition of investment management fees from our LIHTC operations acquired in the fourth quarter of 2021. Net warehouse interest income decreased primarily due to decreases in the net spreads and average outstanding balances. Escrow earnings and other interest income increased primarily as a result of a higher escrow earnings rate due to rising interest rates. Other revenues increased primarily as a result of increases in: (i) other revenues from our LIHTC operations, (ii) research subscription fees (iii) gains from equity-method investments, partially offset by decreases in prepayment fees.

The increase in personnel expense was primarily due to increased salaries and benefits expense due to an increase in average headcount, partially offset by a decrease in commission costs due to lower debt financing volumes and a decrease in accruals for other performance-based compensation due to the Company’s performance. Net write-offs increased due to a loss settlement that occurred in the fourth quarter of 2022 with no comparable activity in 2021. Other operating expenses increased largely as a result of (i) the overall growth of the Company over the past year including expenses from acquired subsidiaries and (ii) an increase in travel and entertainment costs compared to 2021 when our travel and entertainment expenses were depressed due to the on-going effects of the pandemic. The increase in Other operating expenses was partially offset by a benefit for the revaluation of contingent consideration liabilities.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, escrow earnings, net warehouse interest income, property sales broker fees, investment management fees, research subscription fees, investment banking advisory fees, and other income, net of loan origination and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations and property sales, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

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

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investments. We also use warehouse facilities to assist in funding investments in tax credit equity before transferring them to a tax credit fund. We believe that our current warehouse loan facilities are adequate to meet our loan origination and tax credit equity syndication needs. Historically, we used a combination of long-term debt and cash flows from operations to fund large acquisitions, repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily in connection with exercise of stock options (cash inflow) and for acquisitions (non-cash transactions).

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table presents a period-to-period comparison of the significant components of cash flows for the year ended December 31, 2022 and 2021.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2022 COMPARED TO 2021

CONSOLIDATED

	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Net cash provided by (used in) operating activities	$1,582,704	$870,455	$712,249	82%
Net cash provided by (used in) investing activities	(133,777)	(377,551)	243,774	(65)
Net cash provided by (used in) financing activities	(1,583,824)	(457,726)	(1,126,098)	246
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	258,283	393,180	(134,897)	(34)

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$1,372,681	$620,774	$751,907	121%
Net cash provided by (used in) operating activities, excluding loan origination activity	210,023	249,681	(39,658)	(16)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(60,802)	$(31,750)	$(29,052)	92%
Proceeds from the prepayment/sale of pledged AFS securities	14,040	45,301	(31,261)	(69)
Purchase of equity-method investments	(26,099)	(33,446)	7,347	(22)
Acquisitions, net of cash received	(114,163)	(420,555)	306,392	(73)
Capital expenditures	(21,995)	(9,208)	(12,787)	139
Net payoff of (investment in) loans held for investment	67,709	91,760	(24,051)	(26)
Net distributions from (investments in) joint ventures	7,533	(19,653)	27,186	138

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(1,370,705)	$(635,912)	$(734,793)	116%
Borrowings of interim warehouse notes payable	36,459	266,575	(230,116)	(86)
Repayments of interim warehouse notes payable	(63,858)	(227,999)	164,141	(72)
Borrowings (repayments) of notes payable	(36,629)	303,727	(340,356)	(112)
Payment of contingent consideration	(21,191)	—	(21,191)	N/A
Repurchase of common stock	(42,369)	(18,872)	(23,497)	125
Borrowings (repayments) of secured borrowings	—	(73,312)	73,312	(100)
Cash dividends paid	(80,145)	(64,453)	(15,692)	24

The change in cash flows from operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time. The increase in cash flows received in loan origination activities is primarily attributable to sales of loans held for sale outpacing originations by $1.4 billion in 2022 compared to $620.8 million in 2021. Excluding cash used for the origination and sale of loans, cash flows provided by operations were $210.0 million in 2022, down from $249.7 million in 2021. The decrease is primarily the result of a (i) $56.7 million decrease in net income before noncontrolling interest, (ii) a $39.6 million increase in a non-cash adjustment for the Apprise revaluation gain in 2022 with no comparable activity in 2021, and (iii) $58.5 million decrease in adjustments for other operating activities, partially offset by a $120.1 million change in non-cash adjustments for MSRs and amortization and depreciation. The significant decrease in Total cash over the past year is largely attributable to acquisition activity coupled with a decrease in cash provided by operating activities, excluding loan origination activity.

The decrease in cash used in investing activities in 2022 from 2021 was due to (i) a decrease in cash used in acquisitions in 2022 compared to 2021, (ii) a decrease in the purchase of equity-method investments as capital calls for capital commitments decreased year over year, and (iii) a change from net investments in joint ventures to net distributions from joint ventures, partially offset by (i) an increase in the net purchase of pledged AFS securities, as we reinvested prepayments from the prior year, (ii) an increase in capital expenditures due to the build out of our new corporate headquarters, and (iii) a decrease in the net payoff of loans held for investment. Cash used in acquisitions decreased, as in 2021, we had four acquisitions, including the Alliant acquisition, the largest acquisition in Company history, compared to two acquisitions, including GeoPhy, and a large payment for working capital adjustments for the Alliant acquisition in 2022. Our distributions from joint ventures outpaced our investments as our joint ventures originated fewer loans in 2022. Net payoff of loans held for investment decreased, as there were fewer payoffs and originations in 2022 than in 2021.

The increase in cash used in financing activities was attributable to (i) an increase in net warehouse repayments, (ii) a change to net repayments from net borrowings of interim warehouse notes payable, (iii) a change from net borrowings to net repayments of notes payable, (iv) an increase in the payment of contingent consideration as the Company made payments in 2022 for certain acquired entities in prior years, (v) an increase in repurchases of common stock, and (vi) an increase in dividends paid, partially offset by a decrease in repayments of secured borrowings. The increase in the net repayments of warehouse notes payable was due to the aforementioned increase in cash received for loan origination activity. The change to net cash repayments from net borrowings of interim warehouse notes payable was primarily due to an increase in net repayments of interim loans as we had fewer originations in 2022. The change from net borrowings to net repayments of notes payable was due to the refinancing and increase of our Term Loan in December 2021 with no comparable activity in 2022 and due to the required quarterly paydowns of a note payable at our subsidiary, Alliant. The increase in cash paid for repurchases of common stock was related to significant vesting events in our various share-based compensation plans and the $11.1 million repurchase of common stock through our 2022 stock repurchase program compared to no repurchases under the 2021 stock repurchase program. Cash dividends paid increased largely as a result of the increase in our dividend to $0.60 per share in 2022 compared to $0.50 per share in 2021

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

Our Capital Markets segment provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable our Capital Markets segment to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. This segment also provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors. The Capital Markets segment also provides real estate-related investment banking and advisory services, including housing market research.

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the year ended December 31,
(in thousands; except per share data)	2022	2021
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$9,950,152	$9,301,865
Freddie Mac	6,320,201	6,154,828
Ginnie Mae ̶ HUD	1,118,014	2,340,699
Brokered(1)	25,878,519	29,670,226
Total Debt Financing Volume	$43,266,886	$47,467,618
Property sales volume	19,732,654	19,254,697
Total Transaction Volume	$62,999,540	$66,722,315

Key Performance Metrics:
Net income	$156,078	$262,194
Adjusted EBITDA(2)	36,201	84,626
Operating margin	28%	39%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination fees	0.80%	0.93%
MSR income	0.44	0.60
MSR income, as a percentage of Agency debt financing volume	1.10	1.61
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.

FINANCIAL RESULTS –2022 COMPARED TO 2021

CAPITAL MARKETS

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$345,779	$440,044	$(94,265)	(21)%
Fair value of expected net cash flows from servicing, net	191,760	287,145	(95,385)	(33)
Property sales broker fees	120,582	119,981	601	1
Net warehouse interest income, loans held for sale	9,667	14,396	(4,729)	(33)
Other revenues	41,046	20,458	20,588	101
Total revenues	$708,834	$882,024	$(173,190)	(20)

Expenses
Personnel	$485,958	$500,052	$(14,094)	(3)%
Amortization and depreciation	3,084	2,877	207	7
Interest expense on corporate debt	8,647	5,078	3,569	70
Other operating expenses	11,817	26,420	(14,603)	(55)
Total expenses	$509,506	$534,427	$(24,921)	(5)
Income from operations	$199,328	$347,597	$(148,269)	(43)
Income tax expense	42,153	85,333	(43,180)	(51)
Net income before noncontrolling interests	$157,175	$262,264	$(105,089)	(40)
Less: net income (loss) from noncontrolling interests	1,097	70	1,027	1,467
Net income	$156,078	$262,194	$(106,116)	(40)

Revenues

Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net. The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the year ended December 31,
Debt Financing Volume by Product Type	2022	2021
Fannie Mae	23%	20%
Freddie Mac	15	13
Ginnie Mae - HUD	3	5
Brokered	59	62

	For the year ended December 31,			Percentage
Mortgage Banking Details (basis points)	2022	2021	Change	Change
Origination Fee Rate (1)	80	93	(13)	(14)
Agency MSR Rate (2)	110	161	(51)	(32)
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR Income as a percentage of Agency debt financing volume.

The decrease in origination fees was the result of a 13-basis-point decrease in our origination fee rate and a 9% decrease in overall debt financing volume. The decline in the origination fee rate was driven by a combination of a decline in in our HUD debt financing volumes and a decline in the margins we earn on our debt financing products, particularly with our Fannie Mae volume. Our Fannie Mae volume in 2022 included a $1.9 billion portfolio of loans that had a relatively lower origination fee rate that is typical for transactions of that size. We had no such portfolio transactions in 2021.

The decrease in MSR income was attributable to the 32% decrease in our Agency MSR Rate, coupled with a substantial decrease in our HUD debt financing volumes. The weighted-average servicing fees on new Fannie Mae debt financing volume declined 38% due to tightening of servicing fees due to large interest rate increases during 2022. Our Fannie Mae and HUD products are our most profitable products.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Net Warehouse Interest Income, Loans Held for Sale. The decrease was the result of decreases in the average balance outstanding and in the net spread between the rate on the originated loans and the interest costs associated with the warehouse facility as shown below. The decrease in the average balance was related to the overall decrease in our debt financing volume year over year, particularly our HUD originations. The decrease in the net spreads shown below was a result of the rapidly rising interest rate environment.

	For the year ended December 31,			Percentage
Net Warehouse Interest Income Details - LHFS (dollars in thousands)	2022	2021	Change	Change
Average LHFS Outstanding Balance	$1,326,690	$1,634,999	$(308,309)	(19)%
LHFS Net Spread (basis points)	73	88	(15)	(17)

Other Revenues. The increase was due to an increase in our research subscription revenues and appraisal revenues, partially offset by a decrease in miscellaneous revenues. Research subscription fees increased $13.1 million year over year primarily due to the acquisition of Zelman early in the third quarter of 2021. 2022 included a full year of revenue from research services compared to less than half a year in 2021. Appraisal revenues increased due to the consolidation of Apprise in the first quarter of 2022, resulting in $8.3 million of appraisal revenue recognized during 2022. The appraisal revenue was accounted for as income from equity method investments prior to the consolidation of Apprise.

Expenses

Personnel. The decrease was primarily the result of a $51.7 million decrease in debt financing commission costs as a result of the decrease in debt financing activity and the related origination fees, partially offset by a $26.3 million increase in salaries and benefits and an $8.9 million increase in other compensation costs. These increases in salaries and benefits and other compensation costs were due to higher average headcount resulting from (a) acquisitions and hiring initiatives and (b) the GeoPhy acquisition and corresponding consolidation of Apprise.

Interest expense on corporate debt. The increase was primarily driven by an increase in the interest rate on our corporate debt as the lockout on the cap of our floating interest rate expired.

Other Operating Expenses. The decrease stemmed from an $18.0 million benefit for the revaluation of contingent consideration liabilities allocated to the Capital Markets segment, partially offset by increases in travel and entertainment costs of $5.8 million as our bankers and brokers attended more in person meetings compared to 2021 when the effects of the pandemic were still depressing business travel.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our Capital Markets segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the year ended
	December 31,
(in thousands)	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$156,078	$262,194
Income tax expense	42,153	85,333
Interest expense on corporate debt	8,647	5,078
Amortization and depreciation	3,084	2,877
Share-based compensation expense	17,999	16,289
MSR Income	(191,760)	(287,145)
Adjusted EBITDA	$36,201	$84,626

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the years ended December 31, 2022 and 2021.

ADJUSTED EBITDA – 2022 COMPARED TO 2021

CAPITAL MARKETS

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Origination fees	$345,779	$440,044	$(94,265)	(21)%
Property sales broker fees	120,582	119,981	601	1
Net warehouse interest income, loans held for sale	9,667	14,396	(4,729)	(33)
Other revenues	39,949	20,388	19,561	96
Personnel	(467,959)	(483,763)	15,804	(3)
Other operating expenses	(11,817)	(26,420)	14,603	(55)
Adjusted EBITDA	$36,201	$84,626	$(48,425)	(57)

Loan origination and debt brokerage fees, net decreased due to a decrease in our origination fee rate and a decrease in our overall debt financing volume. Net warehouse interest income decreased due to decreases in the net spread and average outstanding balance. The decrease in personnel expense was primarily due to decreased commission costs due to the decrease in origination fees, partially offset by growth in salaries and benefits costs resulting from an increase in the average headcount from acquisitions and hiring initiatives. Other operating expenses decreased primarily due to a contingent consideration revaluation gain in 2022, partially offset by growth in the segment’s operations and increases in travel and entertainment costs as our bankers and brokers attended more in person meetings in 2022.

Servicing & Asset Management

The Servicing & Asset Management segment’s activities include: (i) servicing and asset-managing the portfolio of loans the Company (a) originates and sells to the Agencies, (b) brokers to certain life insurance companies, and (c) originates through its principal lending and investing activities, and (ii) managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate.

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(in thousands; except per share data)	As of December 31,
Managed Portfolio:	2022	2021
Components of Servicing Portfolio
Fannie Mae	$59,226,168	$53,401,457
Freddie Mac	37,819,256	37,138,836
Ginnie Mae - HUD	9,868,453	9,889,289
Brokered (1)	16,013,143	15,035,439
Principal Lending and Investing (2)	206,835	235,543
Total Servicing Portfolio	$123,133,855	$115,700,564
Assets under management	16,748,449	16,437,865
Total Managed Portfolio	$139,882,304	$132,138,429

	For the year ended
	December 31,
Key Volume and Performance Metrics:	2022	2021
Principal Lending and Investing debt financing volume(3)	$339,098	$1,443,502
Net income	139,691	105,142
Adjusted EBITDA(4)	410,429	333,292
Operating margin	33%	37%

	As of December 31,
Key Servicing Portfolio Metrics:	2022	2021
Custodial escrow account balance (in billions)	$2.7	$3.7
Weighted-average servicing fee rate (basis points)	24.5	24.9
Weighted-average remaining servicing portfolio term (years)	8.8	9.2

	As of December 31,
Components of assets under management (in thousands)	2022	2021
LIHTC	$14,499,642	$14,266,339
Investment funds	1,355,999	1,323,330
Interim Program JV Managed Loans(5)	892,808	848,196
Total assets under management	$16,748,449	$16,437,865

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	For the year ended December 31, 2022, comprised solely of WDIP separate account originations. For the year ended December 31, 2022, includes $86.3 million from the Interim Program JV, $117.1 million from the Interim Loan Program and $135.7 million from WDIP separate accounts. For the year ended December 31, 2021, includes $860.0 million from the Interim Program JV, $537.1 million from the Interim Loan Program, and $46.4 million from WDIP separate accounts.
(4)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.
(5)	Comprised only of Interim Program JV managed loans.

FINANCIAL RESULTS – 2022 COMPARED TO 2021

SERVICNG & ASSET MANAGEMENT

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$2,228	$5,970	$(3,742)	(63)%
Servicing fees	300,191	278,466	21,725	8
Investment management fees	71,931	25,637	46,294	181
Net warehouse interest income, loans held for investment	6,110	7,712	(1,602)	(21)
Escrow earnings and other interest income	51,010	7,776	43,234	556
Other revenues	75,960	52,916	23,044	44
Total revenues	$507,430	$378,477	$128,953	34

Expenses
Personnel	$69,970	$36,412	$33,558	92%
Amortization and depreciation	225,515	203,118	22,397	11
Provision (benefit) for credit losses	(11,978)	(13,287)	1,309	(10)
Interest expense on corporate debt	23,621	1,749	21,872	1,251
Other operating expenses	30,738	11,401	19,337	170
Total expenses	$337,866	$239,393	$98,473	41
Income from operations	$169,564	$139,084	$30,480	22
Income tax expense	35,859	34,144	1,715	5
Income before noncontrolling interests	$133,705	$104,940	$28,765	27
Less: net income (loss) from noncontrolling interests	(5,986)	(202)	(5,784)	2,863
Net income	$139,691	$105,142	$34,549	33

Revenues

Loan origination and debt brokerage fees, net. The decrease was due to a 77% decrease in our principal lending and investing debt financing volumes. Debt financing volume for this segment includes loans made on transitional multifamily properties on our balance sheet or through the Interim Program JV. Due to the challenging macroeconomic conditions, we scaled back our lending on transitional assets in 2022.

Servicing Fees. The increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, primarily due to a $5.8 billion net increase in Fannie Mae serviced loans and a $977.7 million net increase in brokered loans serviced over the past year, coupled with the increase in the servicing portfolio’s average servicing fee rate as shown below. The increase in the average servicing fee rate is the result of the relatively large volume of Fannie Mae debt financing volume over the past year, resulting in Fannie Mae loans composing a higher percentage of the overall portfolio. Fannie Mae loans have the highest servicing fees of all our products.

	For the year ended December 31,			Percentage
Servicing Fees Details (dollars in thousands)	2022	2021	Change	Change
Average Servicing Portfolio	$118,887,131	$111,577,130	$7,310,001	7%
Average Servicing Fee (basis points)	24.8	24.5	0.3	1

Investment Management Fees. The increase was primarily driven by the addition of investment management fees from our LIHTC operations due to our acquisition of Alliant late in the fourth quarter of 2021, which added an incremental $47.4 million of investment management fees from 2021.

Escrow earnings and other interest income.  The increase was driven primarily by an increase in our escrow earnings of $37.7 million, coupled with an increase in interest income from pledged securities, cash balances, and other investments. The earnings rate on escrow balances and other interest-earning assets increased significantly as a result of rising interest rates over the past year, partially offset by a reduction in the average balance of escrows outstanding.

Other Revenues. The increase was primarily due to a $35.9 million increase in other revenues from our LIHTC operations, partially offset by a $13.7 million decrease in prepayment fees. The increase in other revenues from LIHTC operations was driven by our subsidiary Alliant, which was acquired in the fourth quarter of 2021. The decrease in prepayment fees was due to a substantial decrease in the volume of loans that prepaid year over year due to the higher interest rate environment and the amount of prepayment fees earned on that volume.

Expenses

Personnel. The increase was primarily the result of increases in salaries and benefits of $24.0 million and bonus accruals by $8.7 million. Salaries and benefits and bonus accruals increased during the year ended December 31, 2022 primarily due to growth in headcount as a result of the Alliant acquisition that occurred late in the fourth quarter of 2021, partially offset by a decrease in the accrual rate due to the Company’s performance in 2022.

Amortization and Depreciation. The increase was primarily attributed to loan origination activity and the resulting growth in the average MSR balance and due to an increase in intangible asset amortization. Over the past 12 months, we have added $110.3 million of MSRs, net of disposals. Due to the Alliant acquisition in December 2021, we added $170.8 million in intangible assets to SAM, resulting in an increase in amortization expense of $12.4 million for the year ended December 31, 2022.

Interest expense on corporate debt. The increase was primarily driven by (i) an increase in the portion of corporate debt related to SAM, (ii) the assumption of a securitized debt instrument late in the fourth quarter of 2021 in connection with the Alliant acquisition, and (iii) an increase in the interest rate on our corporate debt as the lockout on the cap of our floating rate expired. The increase in corporate debt related to SAM was due to the $300.0 million of additional debt incurred to acquire Alliant. The increase in the interest rate was driven by rapidly rising interest rates during 2022.

Other Operating Expenses. The increase primarily stemmed from relatively small increases in various expense types. For the year ended December 31, 2022, the increase was primarily due to a $16.7 million increase in other operating costs and a $2.3 million increase in professional fees. The increases in other operating costs and professional fees were primarily due to additional operating expenses at Alliant, which was acquired late in the fourth quarter of 2021, and a $4.5 million expense for the revaluation of contingent consideration liabilities in the fourth quarter of 2022 due to the performance of Alliant.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our Servicing & Asset Management segment is presented below. Our segment level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,
(in thousands)	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$139,691	$105,142
Income tax expense	35,859	34,144
Interest expense on corporate debt	23,621	1,749
Amortization and depreciation	225,515	203,118
Provision (benefit) for credit losses	(11,978)	(13,287)
Net write-offs	(4,631)	—
Share-based compensation expense	2,352	2,426
Adjusted EBITDA	$410,429	$333,292

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the years ended December 31, 2022 and 2021.

ADJUSTED EBITDA – 2022 COMPARED TO 2021

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Loan origination and debt brokerage fees, net	$2,228	$5,970	$(3,742)	(63)%
Servicing fees	300,191	278,466	21,725	8
Investment management fees	71,931	25,637	46,294	181
Net warehouse interest income, loans held for investment	6,110	7,712	(1,602)	(21)
Escrow earnings and other interest income	51,010	7,776	43,234	556
Other revenues	81,946	53,118	28,828	54
Personnel	(67,618)	(33,986)	(33,632)	99
Net write-offs	(4,631)	—	(4,631)	N/A
Other operating expenses	(30,738)	(11,401)	(19,337)	170
Adjusted EBITDA	$410,429	$333,292	$77,137	23

Origination fees decreased primarily due to a decrease in our principal lending and investing origination volume. Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations and an increase in the average servicing fee rate. Investment management fees increased due to the addition of our LIHTC operations from our acquisition in the fourth quarter of 2021. Escrow earnings and other interest income increased primarily due to the rise in the escrow earnings rate. Other revenues increased primarily due to the addition of other revenues from our LIHTC operations, partially offset by a decrease in prepayment fees. Net write-offs increased due to a loss settlement that occurred in the fourth quarter of 2022 with no comparable activity in 2021. Personnel and other operating expenses increased due to growth in headcount and operations from the aforementioned acquisition. Additionally, other operating expenses increased due to a contingent consideration revaluation expense in 2022.

Corporate

The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. Our treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). We do not allocate costs from these support functions to its other segments in presenting segment operating results. We do allocate interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income from operations at each segment, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

FINANCIAL RESULTS – 2022 COMPARED TO 2021

CORPORATE

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Revenues
Other interest income	$1,820	$374	$1,446	387%
Other revenues	40,669	(1,697)	42,366	(2,497)
Total revenues	$42,489	$(1,323)	$43,812	(3,312)

Expenses
Personnel	$51,438	$67,023	$(15,585)	(23)%
Amortization and depreciation	6,432	4,289	2,143	50
Interest expense on corporate debt	1,965	1,154	811	70
Other operating expenses	86,581	60,834	25,747	42
Total expenses	$146,416	$133,300	$13,116	10
Income from operations	$(103,927)	$(134,623)	$30,696	(23)
Income tax expense (benefit)	(21,978)	(33,049)	11,071	(33)
Net income	$(81,949)	$(101,574)	$19,625	(19)

Adjusted EBITDA	$(121,535)	$(108,640)	$(12,895)	12%

Revenues

Other Revenues. The increase was primarily due to the $39.6 million Apprise revaluation gain, which was recognized in the first quarter of 2022. As part of our acquisition of GeoPhy, we acquired its 50% interest in Apprise. The revaluation of our existing 50% ownership interest with a carrying value of $18.9 million to a fair value of $58.5 million resulted in a $39.6 million gain. The remaining increase was primarily due to a $6.1 million increase in income from our other equity-method investments, mostly related to the first quarter of 2022. Partially offsetting the increase in Other revenues was a $2.7 million decrease in investment income from the Company’s deferred compensation plan.

Expenses

Personnel. The decrease was primarily the result of (i) a $16.1 million decrease to the accrual for subjective bonuses, (ii) a $4.2 million decrease in stock compensation expense related to the Company’s performance share plan, and (iii) a $2.7 million decrease in compensation expense related to the Company’s deferred compensation plan, partially offset by a $6.8 million increase in salaries and benefits due to an increase in the average headcount. The decreases related to (i) and (ii) were due to the Company’s performance in 2022. The majority of the decrease came from a reduction in senior management compensation due to the Company’s performance in 2022.

Other Operating Expenses. For the year ended December 31, 2022, the increase was primarily driven by: (i) a $16.4 million increase in office expenses related to the growth of the Company and acquired offices, (ii) a $6.3 million increase in professional fees largely related to our acquisitions, (iii) a $2.2 million increase in travel and entertainment costs attributable to the growth of the Company and depressed travel and entertainment costs in 2021 due to the pandemic, and (iv) a $2.1 million increase in marketing costs related to the diversification of the Company, especially in support of acquired businesses and new business initiatives.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the year ended
	December 31,
(in thousands)	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$(81,949)	$(101,574)
Income tax expense (benefit)	(21,978)	(33,049)
Interest expense on corporate debt	1,965	1,154
Amortization and depreciation	6,432	4,289
Share-based compensation expense	13,636	17,867
Gain from revaluation of previously held equity-method investment	(39,641)	—
Write-off of unamortized issuance costs from corporate debt retirement	—	2,673
Adjusted EBITDA	$(121,535)	$(108,640)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the years ended December 31, 2022 and 2021.

ADJUSTED EBITDA – 2022 COMPARED TO 2021

CORPORATE

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Other interest income	1,820	374	1,446	387%
Other revenues	1,028	(1,697)	2,725	(161)
Personnel	(37,802)	(49,156)	11,354	(23)
Other operating expenses	(86,581)	(58,161)	(28,420)	49
Adjusted EBITDA	$(121,535)	$(108,640)	$(12,895)	12

The increase in other revenue was primarily due to an increase in income from our other equity-method investments, partially offset by a decrease in investment income from the Company’s deferred compensation plan. The decrease in personnel expense was primarily due to the decreases in accruals for subjective bonuses, stock compensation expense related to the Company’s performance share plan, and expenses related to the Company’s deferred compensation plan, partially offset by increased salaries and benefits resulting from an increase in average headcount. Other operating expenses increased as a result of the overall growth of the Company over the past year and from increased office costs from our acquisitions.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) fund loans held for investment under the Interim Loan Program; (iii) pay cash dividends; (iv) fund our portion of the equity necessary for the operations of the Interim Program JV, and other equity-method investments; (v) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (vi) make payments related to earnouts from acquisitions, (vii) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnership contributions, servicing advances and payments for salaries, commissions, and income taxes, and (viii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2022. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of December 31, 2022, the net worth requirement was $285.6 million, and our net worth was $692.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2022, we were required to maintain at least $56.9 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of December 31, 2022, we had operational liquidity of $170.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.60 per share each quarter of 2022, which is 20% higher than the quarterly dividend paid in each quarter of 2021. On February 20, 2023, the Company’s Board of Directors declared a dividend of $0.63 per share for the first quarter of 2023. The dividend will be paid on March 23, 2023 to all holders of record of our restricted and unrestricted common stock as of March 8, 2023.

Over the past three years, we have returned $227.1 million to investors through the repurchase of 568 thousand shares of our common stock under share repurchase programs for a cost of $37.2 million and cash dividend payments of $189.9 million. Additionally, we have invested $648.3 million in acquisitions, $300.0 million of which was financed by an increase in our Term Loan (as defined below). On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of December 31, 2022, we did not fully fund any such loans. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2022, our Board of Directors approved a stock repurchase program that permitted the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 13, 2022. Through December 31, 2022 we repurchased 109 thousand shares under the 2022 stock repurchase program and had $63.9 million of remaining capacity under that program. In February 2023, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million shares of our common stock over a 12-month period beginning February 23, 2023.

We have contractual obligations to make future cash payments on lease agreements on our various offices of $79.6 million as of December 31, 2022. NOTE 14 in the consolidated financial statements contains additional details related to future lease payments. We have contractual obligations to repay short-term and long-term debt. The total principal balance for such debt is $1.2 billion as of December 31, 2022, of which $538.1 million will be repaid with the proceeds from the sale of loans held for sale and the repayments of loans held for investment. NOTE 6 in the consolidated financial statements contains additional details related to these future debt payments. The expected interest associated with these debt payments is $52.0 million in 2023, $40.2 million in 2024, $37.9 million in 2025, $37.5 million in 2026, and $37.1 million in 2027. The interest for long-term debt is based on a variable rate. Such interest is calculated based on the effective interest rate as of December 31, 2022. The amounts above do not include any payments related to the Alliant note payable since it was repaid in January 2023.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan and cash held in collection accounts to be used to fund the repayment of the Alliant note payable. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of December 31, 2022, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $142.6 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2022 collateral requirements as outlined above. As of December 31, 2022, reserve requirements for the December 31, 2022 DUS loan portfolio will require us to fund $79.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2022.

Sources of Liquidity: Warehouse Facilities and Notes Payable

Warehouse Facilities

We utilize a combination of warehouse facilities and notes payable to provide funding for our operations. We utilize warehouse facilities to fund our Agency Lending, Interim Loan Program, and a small portion of our LIHTC operations. Our ability to originate Agency mortgage loans and loans held for investment depends upon our ability to secure and maintain these types of financing agreements on acceptable terms.  For a detailed description of the terms of each warehouse agreement including the affirmative and negative covenants, refer to “Warehouse Facilities” in NOTE 6 of the consolidated financial statements.

Notes Payable

We have a senior secured credit agreement (the “Credit Agreement”) that provides for a $600 million term loan (the “Term Loan”) that bears interest at Adjusted Term SOFR (“SOFR”) plus 225 basis points with a floor of 50 basis points and has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Credit Agreement). At any time, we may also elect to request one or more incremental term loan commitments not to exceed the lesser of $230 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that total indebtedness would not cause the leverage ratio to exceed 3.00 to 1.00. As of December 31, 2022, the outstanding principal balance of the Term Loan was $594.0 million, and the effective interest rate was 6.55%. The note payable and the warehouse facilities are senior obligations of the Company. We were in compliance with all covenants related to the Credit Agreement.

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 of the consolidated financial statements. There have been no changes to the Credit Agreement in 2022.

We have a note payable through our wholly-owned subsidiary Alliant, which had an outstanding balance of $114.5 million as of December 31, 2022 and bore interest at a fixed rate of 4.75%. The note had a stated maturity of January 15, 2035 and required quarterly payments of principal, interest, and other required priority items shortly after the beginning of each quarter.

On January 12, 2023, we entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an incremental term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, and modified the ratio thresholds related to mandatory prepayments, and allow for incurrence of additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan. We used approximately $115.9 million of the proceeds to fully pay off the Alliant note payable, accrued interest, and other related fees.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	December 31,
(dollars in thousands)	2022	2021
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$50,046,219	$45,581,476
Fannie Mae Modified Risk	9,172,626	7,807,853
Freddie Mac Modified Risk	23,615	33,195
Total risk-sharing servicing portfolio	$59,242,460	$53,422,524

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$7,323	$12,127
Freddie Mac No Risk	37,795,641	37,105,641
GNMA - HUD No Risk	9,868,453	9,889,289
Brokered	16,013,143	15,035,438
Total non-risk-sharing servicing portfolio	$63,684,560	$62,042,495
Total loans serviced for others	$122,927,020	$115,465,019
Interim loans (full risk) servicing portfolio	206,835	235,543
Total servicing portfolio unpaid principal balance	$123,133,855	$115,700,562

Interim Program JV Managed Loans (1)	892,808	848,196

At risk servicing portfolio (2)	$54,232,979	$49,573,263
Maximum exposure to at risk portfolio (3)	10,993,596	10,056,584
Defaulted loans	36,983	78,659

Defaulted loans as a percentage of the at-risk portfolio	0.07%	0.16%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.08	0.13
Allowance for risk-sharing as a percentage of maximum exposure	0.40	0.62
(1)	This balance consists entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

The calculated CECL reserve for the Company’s $54.0 billion at-risk Fannie Mae servicing portfolio as of December 31, 2022 was $39.7 million compared to $52.3 million as of December 31, 2021. The decrease in the CECL reserve was principally related to a reduction in our historical loss factor and the forecast-period loss rate used for the year ended December 31, 2022.

As of December 31, 2022, two at-risk loans with an aggregate UPB of $37.0 million were in default compared to three loans with an aggregate UPB of $78.7 million as of December 31, 2021. The collateral-based reserve on defaulted loans was $4.4 million and $10.3 million as of December 31, 2022 and December 31, 2021, respectively. We had a benefit for risk-sharing obligations of $13.9 million and $12.7 million for the years ended December 31, 2022 and 2021, respectively.

For the ten-year period from January 1, 2013 through December 31, 2022, we recognized net write-offs of risk-sharing obligations of $22.0 million, or an average of less than two basis points annually of the average at risk Fannie Mae portfolio balance.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

NOTE 2 in the consolidated financial statements in Item 15 of Part IV in this Annual Report on Form 10-K contains a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. There were no other accounting pronouncements issued during 2022 that have the potential to impact our consolidated financial statements.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 433 basis points and seven basis points as of December 31, 2022 and 2021, respectively.   The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of December 31,
Change in annual escrow earnings due to: (in thousands)	2022	2021
100 basis point increase in EFFR	$26,933	$37,249
100 basis point decrease in EFFR (1)	(26,933)	(3,662)

The borrowing cost of our warehouse facilities used to fund loans held for sale, loans held for investment, and investments in tax credit equity is based on LIBOR or SOFR. The base SOFR was 430 basis points as of December 31, 2022. 30-day LIBOR as of December 31, 2021 was 10 basis points. The interest income on our loans held for investment is based on LIBOR or SOFR. The LIBOR or SOFR reset date for loans held for investment is the same date as the LIBOR or SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in LIBOR or SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of December 31,
Change in annual net warehouse interest income due to: (in thousands)	2022	2021
100 basis point increase in SOFR or 30-day LIBOR	$(3,986)	$(16,062)
100 basis point decrease in SOFR or 30-day LIBOR (2)	3,986	573

Our Term Loan bears interest at SOFR plus 225 basis points with a SOFR floor of 50 basis points as of December 31, 2022. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of December 31, 2022 and 2021, based on our current and previous notes payable balance outstanding at each period end. The Alliant note payable is fixed-rate debt; therefore, there is no impact to our earnings related to this debt when interest rates change.

	As of December 31,
Change in annual income from operations due to: (in thousands)	2022	2021
100 basis point increase in SOFR or 30-day LIBOR	$(5,940)	$(3,300)
100 basis point decrease in SOFR or 30-day LIBOR (2)	5,940	—
(1)	The decrease as of December 31, 2021 is limited to EFFR in cases where the 100 basis point decrease resulted in a negative effective interest rate.
(2)	The decrease as of December 31, 2021 is limited to 30-day LIBOR or SOFR as of December 31, 2021, as they were less than 100 basis points, or the interest rate floor, if applicable.

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $43.4 million as of December 31, 2022 compared to $38.4 million as of December 31, 2021. Our Fannie Mae and Freddie Mac servicing engagements provide for prepayment fees in the event of a voluntary prepayment prior to the expiration of the prepayment protection period. Our servicing contracts with institutional investors and HUD do not require them to provide us with prepayment fees. As of December 31, 2022, 90% of the servicing fees are protected from the risk of prepayment through prepayment provisions compared to 89% as of December 31, 2021; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

London Interbank Offered Rate (“LIBOR”) Transition

In the first quarter of 2021, the United Kingdom’s Financial Conduct Authority, the regulator for the administration of LIBOR, announced specific dates for its intention to stop publishing LIBOR rates, including the 30-day LIBOR (our primary reference rate) which is scheduled for June 30, 2023. It is expected that legacy LIBOR-based loans will transition to Secured Overnight Financing Rate (“SOFR”) on or before June 30, 2023. With respect to the loans we underwrite and service, we have been working closely with the GSEs on this matter through our participation on subcommittees and advisory councils. We continue to monitor our LIBOR exposure, review legal contracts and assess fallback language impacts, engage with our clients and other stakeholders, and monitor developments associated with LIBOR alternatives. We have also updated our debt agreements with warehouse facility providers to include fallback language governing the transition and have already transitioned our Term Loan and all but one of our warehouse facilities to SOFR.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have integrated and continue to enhance the accounting processes and internal control over financial reporting for Alliant and its affiliates into our internal control over financial reporting environment.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2023 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference, if applicable, to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Delinquent Section 16(a) Reports.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this Annual Report on Form 10-K. See “Available Information.”

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

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, by and between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

2.5

Purchase Agreement, dated as of August 30, 2021, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant Company, LLC, Alliant Capital, Ltd., Alliant Fund Asset Holdings, LLC, Alliant Asset Management Company, LLC, Alliant Strategic Investments II, LLC, ADC Communities, LLC, ADC Communities II, LLC, AFAH Finance, LLC, Alliant Fund Acquisitions, LLC, Vista Ridge 1, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horwitz (incorporated by reference to Exhibit 2.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021)

2.6††

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

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 10, 2023)
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
10.1

Formation Agreement, dated January 30, 2009, by and among Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Column Guaranteed LLC and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.2†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.3†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.4†

Amended and Restated Employment Agreement, dated May 4, 2022, by and between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.5†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.6†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.7†

Amended and Restated Employment Agreement, dated May 4, 2022, by and between Walker & Dunlop, Inc. and Gregory A. Florkowski (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.8†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)

10.9†	Management Deferred Stock Unit Purchase Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)
10.10†	Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2020)
10.11†	Management Deferred Stock Unit Purchase Matching Program, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)
10.12†	Form of Restricted Common Stock Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.13†

Amendment to Restricted Stock Award Agreement (Employee) (2010 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.14†	Form of Restricted Common Stock Award Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.15†

Amendment to Restricted Stock Award Agreement (Director) (2010 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.16†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.17†

Amendment to Non-Qualified Stock Option Agreement Under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

10.18†	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
10.19†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.20†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
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

10.23†	Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.24†	Amendment No. 1 to Walker & Dunlop, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)
10.25†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)
10.26†

Amendment to Non-Qualified Stock Option Agreement Under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

10.27†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.28†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.29†	Form of Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.30†	Form of Restricted Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.31†	Form of Deferred Stock Unit Agreement (Matching Program) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 (File No. 333-204722) filed June 4, 2015)
10.32†	Form of Non-Qualified Stock Option Transfer Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)
10.33†

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

10.35†	Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended) (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.36†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.37†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
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
10.49†

Form of Restricted Stock Unit Agreement (Management Deferred Stock Unit Purchase Matching Program) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.50†

Form of Deferred Stock Unit Agreement (Management Deferred Stock Unit Purchase Matching Program) under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.51†

Form of Non-Qualified Stock Option Transfer Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.52†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.53†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.54†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.55†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.56†

Indemnification Agreement, dated May 4, 2022, by and among Walker & Dunlop, Inc. and Gregory A. Florkowski (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.57†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.58†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.59†

Indemnification Agreement, dated May 14, 2020, by and among Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.60†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.61†

Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.62†

Indemnification Agreement, dated February 28, 2017, by and among Walker & Dunlop, Inc. and Michael J. Warren (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.63†

Indemnification Agreement, dated March 6, 2019, by and between Walked & Dunlop, Inc. and Ellen D. Levy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.64†

Indemnification Agreement, dated March 3, 2021, by and between Walked & Dunlop, Inc. and Donna C. Wells (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.65†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.66†	Walker & Dunlop, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.67	Form of Trust Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.68

Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 11, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.69

First Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 15, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017)

10.70

Second Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 10, 2018, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)

10.71

Third Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 20, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019)

10.72

Fourth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 6, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2019)

10.73

Fifth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 23, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

10.74

Sixth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of August 21, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2020)

10.75

Seventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of October 28, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

10.76

Eighth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of December 18, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.77

Ninth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 15, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021)

10.78

Tenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of June 8, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021)

10.79

Eleventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 7, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022)

10.80

Twelfth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 12, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022)

10.81

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.82

Master Repurchase Agreement, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.83

Guaranty, dated as of August 26, 2019, by Walker & Dunlop, Inc. in favor of JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.84

Side Letter, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.85

First Amendment to Master Repurchase Agreement, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.86

First Amendment to Side Letter, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.87

Amendment No. 2 to Master Repurchase Agreement, dated as of August 23, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2021)

10.88

Amendment No. 3 to Master Repurchase Agreement, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.89

Amendment No. 4 to Master Repurchase Agreement, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

10.90

Amendment No. 5 to Master Repurchase Agreement, dated as of December 29, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2023)

10.91

Amended and Restated Letter, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.92

Amendment No. 1 to Amended and Restated Letter, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

10.93

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.94

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.95

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.96

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.97

Credit Agreement, dated as of December 16, 2021, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2021)

10.98

Guarantee and Collateral Agreement, dated as of December 16, 2021, by and among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2021)

10.99

Lender Joinder Agreement and Amendment No. 1, dated as of January 12, 2023, to the Credit Agreement, dated as of December 16, 2021, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., a national banking association, as administrative agent and an Incremental Term B Lender, the several banks and other financial institutions or entities from time to time party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2023).

21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2022
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained an Exhibit 101)

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

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer
Date:	February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 23, 2023
William M. Walker	Officer (Principal Executive Officer)

/s/ Howard W. Smith, III	President and Director	February 23, 2023
Howard W. Smith, III

/s/ Ellen D. Levy	Director	February 23, 2023
Ellen D. Levy

/s/ Michael D. Malone	Director	February 23, 2023
Michael D. Malone

/s/ John Rice	Director	February 23, 2023
John Rice

/s/ Dana L. Schmaltz	Director	February 23, 2023
Dana L. Schmaltz

/s/ Michael J. Warren	Director	February 23, 2023
Michael J. Warren

/s/ Donna C. Wells	Director	February 23, 2023
Donna C. Wells

/s/ Gregory A. Florkowski	Executive Vice President and Chief Financial	February 23, 2023
Gregory A. Florkowski	Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Walker & Dunlop, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Initial Valuation of Mortgage Servicing Rights

As discussed in Notes 2 and 3 to the consolidated financial statements, the fair value of expected net cash flows from servicing, net presented on the consolidated statements of income and comprehensive income amounted to $192 million for the year ended December 31, 2022. At the loan commitment date, the fair value of expected net cash flows from servicing (the initial fair value of servicing rights) is recognized as a derivative asset on the consolidated balance sheets and reclassified as capitalized mortgage servicing rights at the loan sale date. The measurement of the fair value of servicing rights requires certain assumptions, including the estimated life of the loan, discount rate, escrow earnings rate and servicing cost. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk over the estimated life of the underlying loan (DCF method). The estimated life of the loan includes consideration of the prepayment provisions. The estimated earnings rate on escrow accounts associated with servicing the loan increases estimated future cash flows, and the estimated future cost to service the loan decreases estimated future cash flows.

We identified the assessment of the initial fair value of servicing rights as a critical audit matter.  The assessment involved significant measurement and valuation uncertainty requiring complex auditor judgment.  It also required specialized skills and knowledge because of the level of judgment and limited publicly available transactional and market participant data. Our assessment encompassed the evaluation of the significant assumptions used in estimating the net cash flows for determining the initial fair value of servicing rights, which included the discount rate and escrow earnings rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the initial fair value of servicing rights, including controls over the: (1) identification and determination of the significant assumptions (discount rate and escrow earnings rate) used in estimating the net cash flows, and (2) preparation and measurement of the fair value of servicing rights for each loan. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the significant assumptions (discount rate and escrow earnings rate). The evaluation of these assumptions included comparing them against ranges that were developed using industry market survey data for comparable entities and loans. We performed sensitivity analyses over the significant assumptions to assess their impact on the Company’s determination of the initial fair value of servicing rights.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

McLean, Virginia
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Walker & Dunlop, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia

February 23, 2023

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$225,949	$305,635
Restricted cash	17,676	42,812
Pledged securities, at fair value	157,282	148,996
Loans held for sale, at fair value	396,344	1,811,586
Loans held for investment, net	200,247	269,125
Mortgage servicing rights	975,226	953,845
Goodwill	959,712	698,635
Other intangible assets	198,643	183,904
Receivables, net	202,251	212,019
Committed investments in tax credit equity	254,154	177,322
Other assets	457,875	402,110
Total assets	$4,045,359	$5,205,989

Liabilities
Warehouse notes payable	$543,447	$1,941,572
Notes payable	704,103	740,174
Allowance for risk-sharing obligations	44,057	62,636
Deferred tax liabilities, net	243,485	225,240
Commitments to fund investments in tax credit equity	239,281	162,747
Other liabilities	554,157	495,413
Total liabilities	$2,328,530	$3,627,782

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 32,396 shares at December 31, 2022 and 32,049 shares at December 31, 2021)	323	320
Additional paid-in capital ("APIC")	412,636	393,022
Accumulated other comprehensive income (loss) ("AOCI")	(1,568)	2,558
Retained earnings	1,278,035	1,154,252
Total stockholders’ equity	$1,689,426	$1,550,152
Noncontrolling interests	27,403	28,055
Total equity	$1,716,829	$1,578,207
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,045,359	$5,205,989

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	For the year ended December 31,
	2022	2021	2020
Revenues
Loan origination and debt brokerage fees, net	$348,007	$446,014	$359,061
Fair value of expected net cash flows from servicing, net	191,760	287,145	358,000
Servicing fees	300,191	278,466	235,801
Property sales broker fees	120,582	119,981	38,108
Investment management fees	71,931	25,637	10,713
Net warehouse interest income	15,777	22,108	29,326
Escrow earnings and other interest income	52,830	8,150	18,255
Other revenues	157,675	71,677	34,443
Total revenues	$1,258,753	$1,259,178	$1,083,707

Expenses
Personnel	$607,366	$603,487	$468,819
Amortization and depreciation	235,031	210,284	169,011
Provision (benefit) for credit losses	(11,978)	(13,287)	37,479
Interest expense on corporate debt	34,233	7,981	8,550
Other operating expenses	129,136	98,655	69,582
Total expenses	$993,788	$907,120	$753,441
Income from operations	$264,965	$352,058	$330,266
Income tax expense	56,034	86,428	84,313
Net income before noncontrolling interests	$208,931	$265,630	$245,953
Less: net income (loss) from noncontrolling interests	(4,889)	(132)	(224)
Walker & Dunlop net income	$213,820	$265,762	$246,177
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	(4,126)	590	1,231
Walker & Dunlop comprehensive income	$209,694	$266,352	$247,408

Basic earnings per share (NOTE 11)	$6.43	$8.27	$7.85
Diluted earnings per share (NOTE 11)	$6.36	$8.15	$7.69

Basic weighted-average shares outstanding	32,326	31,081	30,444
Diluted weighted-average shares outstanding	32,687	31,533	31,083

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2019	30,035	$300	$237,877	$737	$796,775	$6,596	$1,042,285
Cumulative-effect adjustment for adoption of ASU 2016-02, net of tax	—	—	—	—	(23,678)	—	(23,678)
Walker & Dunlop net income	—	—	—	—	246,177	—	246,177
Net loss from noncontrolling interests	—	—	—	—	—	(224)	(224)
Contributions from noncontrolling interests	—	—	—	—	—	675	675
Purchase of noncontrolling interests	—	—	(24,090)	—	—	(7,047)	(31,137)
Other comprehensive income (loss), net of tax	—	—	—	1,231	—	—	1,231
Stock-based compensation - equity classified	—	—	27,090	—	—	—	27,090
Issuance of common stock in connection with equity compensation plans	1,414	14	24,913	—	—	—	24,927
Repurchase and retirement of common stock (NOTE 11)	(771)	(7)	(24,786)	—	(20,981)	—	(45,774)
Cash dividends paid ($1.44 per common share)	—	—	—	—	(45,350)	—	(45,350)
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$—	$1,196,222
Walker & Dunlop net income	—	—	—	—	265,762	—	265,762
Net income (loss) from noncontrolling interests	—	—	—	—	—	(132)	(132)
Other comprehensive income (loss), net of tax	—	—	—	590	—	—	590
Stock-based compensation - equity classified	—	—	35,491	—	—	—	35,491
Issuance of common stock in connection with equity compensation plans	686	7	14,834	—	—	—	14,841
Issuance of common stock in connection with acquisitions	859	9	120,562	—	—	—	120,571
Repurchase and retirement of common stock (NOTE 11)	(174)	(3)	(18,869)	—	—	—	(18,872)
Noncontrolling interests from acquisition	—	—	—	—	—	28,187	28,187
Cash dividends paid ($2.00 per common share)	—	—	—	—	(64,453)	—	(64,453)
Balance at December 31, 2021	32,049	$320	$393,022	$2,558	$1,154,252	$28,055	$1,578,207
Walker & Dunlop net income	—	—	—	—	213,820	—	213,820
Net income (loss) from noncontrolling interests	—	—	—	—	—	(4,889)	(4,889)
Other comprehensive income (loss), net of tax	—	—	—	(4,126)	—	—	(4,126)
Stock-based compensation - equity classified	—	—	32,555	—	—	—	32,555
Issuance of common stock in connection with equity compensation plans	695	6	15,858	—	—	—	15,864
Repurchase and retirement of common stock (NOTE 11)	(348)	(3)	(32,474)	—	(9,892)	—	(42,369)
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,535)	(2,535)
Cash dividends paid ($2.40 per common share)	—	—	—	—	(80,145)	—	(80,145)
Other activity (NOTE 11)	—	—	3,675	—	—	6,772	10,447
Balance at December 31, 2022	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income before noncontrolling interests	$208,931	$265,630	$245,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(191,760)	(287,145)	(358,000)
Change in the fair value of premiums and origination fees (NOTE 2)	14,160	19,450	(32,981)
Amortization and depreciation	235,031	210,284	169,011
Stock compensation-equity and liability classified	33,987	36,582	28,319
Provision (benefit) for credit losses	(11,978)	(13,287)	37,479
Deferred tax expense	18,439	34,222	47,165
Fair value adjustments to contingent consideration liabilities	(13,512)	6,889	—
Cash paid to settle risk-sharing obligations	(4,631)	—	—
Gain from revaluation of previously held equity-method investment	(39,641)	—	—
Originations of loans held for sale	(17,952,129)	(17,810,768)	(22,828,602)
Proceeds from transfers of loans held for sale	19,324,810	18,431,542	21,216,975
Other operating activities, net	2,080	5,522	2,516
Changes in:
Receivables, net	44,842	(42,873)	(19,264)
Other assets	(69,552)	(26,613)	2,205
Other liabilities	(16,373)	41,020	77,854
Net cash provided by (used in) operating activities	$1,582,704	$870,455	$(1,411,370)

Cash flows from investing activities
Capital expenditures	$(21,995)	$(9,208)	$(2,983)
Purchases of equity-method investments	(26,099)	(33,446)	(1,682)
Purchases of pledged available-for-sale ("AFS") securities	(60,802)	(31,750)	(24,883)
Proceeds from prepayment and sale of pledged AFS securities	14,040	45,301	19,635
Investments in joint ventures	(5,040)	(66,718)	(24,369)
Distributions from joint ventures	12,573	47,065	15,907
Acquisitions, net of cash received	(114,163)	(420,555)	(46,784)
Originations of loans held for investment	(54,402)	(557,706)	(199,153)
Principal collected on loans held for investment	122,111	649,466	379,491
Net cash provided by (used in) investing activities	$(133,777)	$(377,551)	$115,179

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(1,370,705)	$(635,912)	$1,718,470
Borrowings of interim warehouse notes payable	36,459	266,575	60,770
Repayments of interim warehouse notes payable	(63,858)	(227,999)	(167,960)
Repayments of notes payable	(36,629)	(294,773)	(2,977)
Borrowings of notes payable	—	598,500	—
Repayment of secured borrowings	—	(73,312)	2,766
Proceeds from issuance of common stock	486	5,252	14,021
Repurchase of common stock	(42,369)	(18,872)	(45,774)
Purchase of noncontrolling interests	—	—	(10,400)
Cash dividends paid	(80,145)	(64,453)	(45,350)
Payment of contingent consideration	(21,191)	—	(1,641)
Distributions to noncontrolling interest	(2,535)	—	—
Debt issuance costs	(3,337)	(12,732)	(4,298)
Net cash provided by (used in) financing activities	$(1,583,824)	$(457,726)	$1,517,627

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(134,897)	$35,178	$221,436

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	393,180	358,002	136,566
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$258,283	$393,180	$358,002

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$76,661	$37,947	$45,944
Cash paid for income taxes	58,524	43,427	29,708

	For the year ended December 31,
	2022	2021	2020
Supplemental Disclosure of Non-Cash Activity:
Issuance of common stock in connection with acquisitions	$—	$120,571	$10,906
Issuance of common stock to settle compensation liabilities	6,551	9,589	4,949
Issuance of common stock to settle contingent consideration liabilities (NOTE 7)	8,750	—	—
Net increase (decrease) in total equity due to consolidations of tax credit entities (NOTE 11)	10,447	—	—
Net increase (decrease) in total assets due to consolidations of tax credit entities (NOTE 11)	13,700	—	—
Net increase (decrease) in total liabilities due to consolidations of tax credit entities (NOTE 11)	3,559	—	—
Forgiveness of receivables related to acquisitions (NOTE 7)	5,460	—	5,674
Additions of contingent consideration liabilities from acquisitions (NOTE 7)	117,955	93,304	27,645

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

Walker & Dunlop, Inc. is a holding company and conducts the majority of its operations through Walker & Dunlop, LLC, the operating company. Walker & Dunlop is one of the leading commercial real estate services and finance companies in the United States. The Company originates, sells, and services a range of commercial real estate debt and equity financing products, provides multifamily property sales brokerage and valuation services, and engages in commercial real estate and affordable housing investment management activities with a particular focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication.

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

If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity. If the Company does not have a majority voting interest but has significant influence, it uses the equity-method of accounting. In instances where the Company owns less than 100% of the equity interests of an entity but owns a majority of the voting interests or has control over an entity, the Company accounts for the portion of equity not attributable to Walker & Dunlop, Inc. as Noncontrolling interests on the Consolidated Balance Sheets and the portion of net income not attributable to Walker & Dunlop, Inc. as Net income (loss) from noncontrolling interests in the Consolidated Statements of Income.

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2022. The Company has made certain disclosures in the notes to the consolidated financial statements of events that have occurred subsequent to December 31, 2022. There have been no other material subsequent events that would require recognition in the consolidated financial statements.

Use of Estimates—The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses; including the allowance for risk-sharing obligations, initial fair value of capitalized mortgage servicing rights, initial and recurring fair value assessments of contingent consideration, and the fair value of the Apprise joint venture (as discussed in NOTE 7), actual results may vary from these estimates.

Mortgage Servicing Rights—When a loan is sold and the Company retains the right to service the loan, the derivative asset discussed below is reclassified and capitalized as an individual mortgage servicing right (“MSR”) at fair value. The initial capitalized amount is equal to the estimated fair value of the expected net cash flows associated with servicing the loans, net of the expected cash flows associated with any guaranty obligations. The following describes the principal assumptions used in estimating the fair value of capitalized MSRs.

Discount Rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were between 8% and 14% for the years ended December 31, 2022 and 2021, between 10% and 15% for the year ended December 31, 2020, and varied based on loan type.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Estimated Life—The estimated life of the MSRs is derived based upon the stated term of the prepayment protection provisions of the underlying loan and may be reduced by six to 12 months based upon the expiration or reduction of the prepayment provisions prior to the stated maturity date. The Company’s model for MSRs assumes no prepayment while the prepayment provisions have not expired and full prepayment of the loan at or near the point where the prepayment provisions have expired. The Company’s historical experience is that the prepayment provisions typically do not provide a significant deterrent to a borrower’s paying off the loan within six to 12 months of the expiration of the prepayment provisions.

Escrow Earnings—The estimated earnings rate on escrow accounts associated with the servicing of the loans for the life of the MSR is added to the estimated future cash flows.

The assumptions used to estimate the fair value of capitalized MSRs at loan sale are based on internal models and are compared to assumptions used by other market participants periodically. When such comparisons indicate that these assumptions have changed significantly, the Company adjusts its assumptions accordingly. For example, during the year ended December 31, 2020, the Company adjusted the escrow earnings rate assumption twice based on changes observed from other market participants. Additionally, the Company made adjustments to the discount rates in 2021 and escrow earnings rate in 2021 and 2022 based on observations from other market participants and economic conditions.

Subsequent to the initial measurement date, MSRs are amortized using the interest method over the period that servicing income is expected to be received and presented as a component of Amortization and depreciation in the Consolidated Statements of Income. The individual loan-level MSR is written off through a charge to Amortization and depreciation when a loan prepays, defaults, or is probable of default. The Company evaluates all MSRs for impairment quarterly. The predominant risk characteristic affecting the MSRs is prepayment risk, and we do not believe there is sufficient variation within the portfolio to warrant stratification. Therefore, we assess MSR impairment at the portfolio level. The Company engages a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis.

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

Overall Current Expected Credit Losses Approach

The Company uses the weighted-average remaining maturity method (“WARM”) for calculating its allowance for risk-sharing obligations, the Company’s liability for the off-balance-sheet credit exposure associated with the Fannie Mae at-risk DUS loans. WARM uses a weighted average annual charge-off rate (“historical loss rate”) that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The historical loss rate is applied to the unpaid principal balance (“UPB”) over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below.

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

The Company uses its historical runoff rate for each of the different loan term pools as a proxy for the expected runoff rate. The Company believes that borrower behavior and macroeconomic conditions will not deviate significantly from historical performance over the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

approximately ten-year period in which the Company has compiled the actual loss data. The ten-year period captures the various cycles of industry performance and provides a period that is long enough to capture sufficient observations of runoff history. In addition, due to the prepayment protection provisions for Fannie Mae DUS loans, the Company has not seen significant volatility in historical prepayment rates due to gradual changes in interest rates and would not expect this to change materially in future periods.

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

CECL Reserve Calculation

Once the Company has calculated the estimated outstanding UPB for each future year until maturity for each loan term type, the Company then applies the historical loss rate (as further described below) to each future year’s estimated UPB. The Company then aggregates the allowance calculated for each year within each loan term type and for all different maturity years to arrive at the CECL reserve for the portfolio.

The historical loss rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year period is used as the Company believes that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. This approach captures the adverse impact of the years following the great financial crisis of 2007-2010 because multifamily commercial loans have a lag period from the time of initial distress indications through the timing of loss settlement. The same loss rate is utilized across each loan term type as the Company has not observed any historical or industry-published data to indicate there is any difference in the occurrence probability or loss severity for a loan based on its loan origination term.

Reasonable and Supportable Forecast Period

The Company currently uses one year for its reasonable and supportable forecast period (the “forecast period”). The Company uses a forecast of unemployment rates, historically a highly correlated indicator for multifamily occupancy rates, and general economic forecasts from third parties to assess what macroeconomic and multifamily market conditions are expected to be like over the coming year. The Company then associates the forecasted conditions with a similar historical period over the past ten years, which could be one or several years, and uses the Company’s average loss rate for that historical period as a basis for the loss rate used for the forecast period. The Company reverts to the historical loss rate over a one-year period on a straight-line basis. For all remaining years until maturity, the Company uses the historical loss rate as described above to estimate losses. The average loss rate from a historical period used for the forecast period may be adjusted as necessary if the forecasted macroeconomic and industry conditions differ materially from the historical period.

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

The amount of the collateral-based reserve considers historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The estimate of property fair value at initial recognition of the collateral-based reserve is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan and underlying collateral. The Company regularly monitors the collateral-based reserves on all applicable loans and updates loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. The maximum amount of the loss the Company absorbs at the time of default is generally 20% of the origination UPB of the loan.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the years ended December 31, 2022, 2021, and 2020:

Components of Provision (Benefit) for Credit Losses (in thousands)	2022	2021	2020
Provision (benefit) for loan losses	$1,970	$(610)	$3,739
Provision (benefit) for risk-sharing obligations	(13,948)	(12,677)	33,740
Provision (benefit) for credit losses	$(11,978)	$(13,287)	$37,479

Business Combinations—The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired (including intangible assets) and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the purchase price over the fair value of the assets acquired and the liabilities assumed is recognized as goodwill. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill in the reporting period in which the adjustment is identified. These adjustments during the measurement period are recorded to goodwill only in circumstances where the adjustment is related to additional information obtained subsequent to the acquisition about facts and circumstances that existed at the time of the acquisition. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s Consolidated Statements of Income.

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company’s goodwill is allocated to four reporting units, each of which is a component of either the Capital Markets segment or the Servicing & Asset Management segment. The Company performs its impairment testing annually as of October 1 for each reporting unit for which goodwill has been allocated. The Company’s October 1, 2022 impairment test consisted of a qualitative assessment of each reporting unit as there were no indicators of a change in fair value; therefore, the Company concluded that the determination of the fair value of any reporting unit was unnecessary. As seen in NOTE 7, there was a reduction to the contingent consideration related to the Company’s Valuation Advisory reporting unit (included in the Company’s Capital Markets reportable segment). The Company concluded that this reduction in the contingent consideration was not an indicator that the fair value of the reporting unit was less than its carrying value because the change in the earnout was the result of the timing of the projected cash flows and operating results (“earnout metrics”). The contingent consideration is eligible to be earned over a four-year period. At acquisition, a high amount of the earnout metrics was projected to be achieved over the four-year earn-out period. Due to the macroeconomic conditions present during 2022, the Company’s projections for the earnout metrics were reduced for the earnout period and increased for periods beyond the earnout period.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative Assets and Liabilities—Loan commitments that meet the definition of a derivative are recorded at fair value on the Consolidated Balance Sheets upon the executions of the commitments to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue on the Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on the anticipated sale of the loan, net of co-broker fees (included in derivative assets, a component of Other Assets, on the Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Consolidated Income Statements), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the guarantee obligation (included in derivative assets, a component of Other Assets, on the Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Consolidated Income Statements), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Consolidated Statements of Income.

Co-broker fees, which are netted against Loan origination and debt brokerage fees, net in the Consolidated Statements of Income, were $17.3 million, $21.0 million and $33.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company elects to measure all originated loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status at December 31, 2022 and 2021.

Share-Based Payment—The Company recognizes compensation costs for all share-based payment awards made to employees and directors, including restricted stock and restricted stock units based on the grant date fair value. Restricted stock awards are granted without cost to the Company’s officers, employees, and non-employee directors. The fair value of the award is calculated as the fair value of the Company’s common stock on the date of grant.

Stock option awards were granted to executive officers in the past. The Company has not granted any stock option awards since 2017 and does not expect to issue stock options for the foreseeable future. A small number of vested but unexercised stock options is outstanding as of December 31, 2022.

Generally, the Company’s restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment. Restricted stock awards for non-employee directors fully vest after one year. Awards issued to the Company's production personnel sometimes vest over a period greater than three years.

The Company offers a performance share plan (“PSP”) principally for the Company’s executives and certain other members of senior management. The performance period for each PSP is three full calendar years beginning on January 1 of the grant year. Participants in the PSP receive restricted stock units (“RSUs”) on the grant date for the PSP in an amount equal to achievement of all performance targets at a maximum level. If the performance targets are met at the end of the performance period and the participant remains employed by the Company, the participant fully vests in the RSUs, which immediately convert to unrestricted shares of common stock. If the performance targets are not met at the maximum level, the participant generally forfeits a portion of the RSUs. Generally, if the participant is no longer employed by the Company, the participant forfeits all of the RSUs. The performance targets for all the PSPs issued by the Company are based on meeting diluted earnings per share, return on equity, and total revenues goals. The Company records compensation expense for the PSP based on the grant-date fair value in an amount proportionate to the service time rendered by the participant and the expected achievement level of the goals.

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

As of December 31, 2022, Loans held for investment, net consisted of nine loans with an aggregate $206.8 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $6.2 million of allowance for loan losses. As of December 31, 2021, Loans held for investment, net consisted of 12 loans with an aggregate $274.5 million of unpaid principal balance less $1.2 million of net unamortized deferred fees and costs and $4.2 million of allowance for loan losses.

As of December, 31 2020, the Company had a portfolio of participating interest in loans held for investment accounted as a secured borrowing that was paid off in 2021, with the aggregate unpaid principal balance of the loans of $81.5 million presented as a component of Loans held for investment, net and the secured borrowing of $73.3 million presented within Other liabilities on the Consolidated Balance Sheets.

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

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent and on non-accrual status as of December 31, 2022 and December 31, 2021. The Company had $5.9 million and $3.7 million in collateral-based reserves for this loan as of December 31, 2022 and December 31, 2021, respectively, and has not recorded any interest related to this loan since it went on non-accrual status. All other loans were current as of December 31, 2022 and 2021. The amortized cost basis of loans that were current as of December 31, 2022 and 2021 was $191.7 million and $258.6 million, respectively. As of December 31, 2022, $3.5 million, $162.3 million and $26.3 million of the loans that were current were originated in 2022, 2021, and 2019, respectively. No loans originated in 2020 were outstanding as of December 31, 2022. Prior to 2019, the Company had not experienced any delinquencies related to loans held for investment.

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

For presentation in the Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

equivalents, restricted cash, and restricted cash equivalents as presented in the Consolidated Statements of Cash Flows to the related captions on the Consolidated Balance Sheets as of December 31, 2022, 2021, 2020, and 2019.

	December 31,
(in thousands)	2022	2021	2020	2019
Cash and cash equivalents	$225,949	$305,635	$321,097	$120,685
Restricted cash	17,676	42,812	19,432	8,677
Pledged cash and cash equivalents (NOTE 9)	14,658	44,733	17,473	7,204
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$258,283	$393,180	$358,002	$136,566

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

The Company had an immaterial accrual for uncertain tax positions as of December 31, 2022 and 2021.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. The Company had a portfolio of participating interests in loans held for investment that was accounted for as a secured borrowing and paid off at the end of the second quarter of 2021. The Company recognized Net warehouse interest income on the unpaid principal balance of the loans and secured borrowing for the year ended December 31, 2021. The interest income and expense on the secured borrowing, which offset each other and are included in Net warehouse interest income, were $1.7 million and $3.4 million for the years December 31, 2021 and December 31, 2020, respectively. Included in Net warehouse interest income for the years ended December 31, 2022 and 2021, and 2020 are the following components:

	For the year ended December 31,
Components of Net Warehouse Interest Income (in thousands)	2022	2021	2020
Warehouse interest income - loans held for sale	$52,021	$42,480	$53,090
Warehouse interest expense - loans held for sale	(42,354)	(28,084)	(35,154)
Net warehouse interest income - loans held for sale	$9,667	$14,396	$17,936

Warehouse interest income - loans held for investment	$13,044	$12,406	$17,741
Warehouse interest expense - loans held for investment	(6,934)	(4,694)	(6,351)
Net warehouse interest income - loans held for investment	$6,110	$7,712	$11,390

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 4 and 9), certain securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. Substantially all of the balance of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2022 and 2021 was pledged against Fannie Mae risk-sharing obligations. The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

accounted for as available-for-sale (“AFS”) securities. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

Contracts with Customers—A majority of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. Other than LIHTC asset management fees as described below, the Company’s contracts with customers generally do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is generally not complicated and is generally completed in a short period of time.

The Company provides asset management services to investors in low-income housing tax credits (“LIHTC”) funds and earns an asset management fee (“AMF”). The AMF is generally a specified percentage of invested assets in the LIHTC fund. The LIHTC funds invest in low-income housing projects, typically for a period of 10-15 years to meet the qualifications for the tax credit benefit. Cash distributions are made from the low-income housing project to the LIHTC fund. These distributions are subject to significant uncertainty as to the amount and timing as they are dependent upon the availability of cash for distribution, operating performance, and liquidity of the low-income housing project investments. Due to this significant uncertainty, the Company considers the contractual AMF to be variable consideration, substantially all of which is constrained. The Company estimates the amount of consideration not subject to the constraint at each quarterly reporting period. The amount of AMF revenue recognized each period is based on an assessment of the projected cash collections expected over the next twelve months. This projection is based on historical distributions and other considerations. The Company recognized asset management fees of $61.1 million for the year ended December 31, 2022. The asset management fees for the year ended December 31, 2021, were immaterial as the acquisition of Alliant occurred in December 2021. The AMF receivable was $43.0 million as of December 31, 2022 and $42.3 million as of December 31, 2021. The asset management fee receivable is included in Receivables, net on the Consolidated Balance Sheets, and the AMF revenue is included within Investment management fees in the Consolidated Statements of Income.

The following table presents information about the Company’s contracts with customers for the years ended December 31, 2022, 2021, and 2020:

Description (in thousands)	2022	2021	2020	Statement of income line item
Certain loan origination fees	$157,153	$186,986	$64,528	Loan origination and debt brokerage fees, net
Property sales broker fees	120,582	119,981	38,108	Property sales broker fees
Investment management fees	71,931	25,637	10,713	Investment management fees
Application fees, appraisal revenues, subscription revenues, other revenues from LIHTC operations, and other revenues	80,304	30,920	12,286	Other revenues
Total revenues derived from contracts with customers	$429,970	$363,524	$125,635

Guaranty Obligation, net—When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. Upon loan sale, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized and presented as a component of Other liabilities on the Consolidated Balance Sheets. The recognized guaranty obligation is the fair value of the Company’s obligation to stand ready to perform and credit risk over the term of the guaranty.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2022 and 2021.

Restricted Cash—Restricted cash represents primarily good faith deposits from borrowers and cash held in a collection account to be used to fund the repayment of the Alliant note payable as described more fully in NOTE 6. The Company records a corresponding liability for the good faith deposits from borrowers within Other liabilities on the Consolidated Balance Sheets.

Receivables, Net—Receivables, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, notes receivable from the developers of affordable housing projects, asset management fees receivable, and other receivables. Substantially all of these receivables are expected to be collected within a short period of time and are with counterparties with high credit quality (such as the Agencies). Additionally, the Company has not experienced any credit losses related to these receivables. Consequently, the Company has not recorded an allowance for credit losses associated with its receivables as of December 31, 2022 and 2021.

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

Leases—In the normal course of business, the Company executes lease arrangements for all of its office space. All such lease arrangements are accounted for as operating leases. The Company initially recognizes a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, accrued rent, lease incentives received, and the lessee’s initial direct costs.

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

Recently Adopted and Recently Announced Accounting Pronouncements—There were no recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s consolidated financial statements. The Company did not adopt any new accounting policies during 2022.

Reclassifications—The Company has made immaterial reclassifications to prior-year balances to conform to current-year presentation.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of MSRs as of December 31, 2022 and December 31, 2021 was $1.4 billion and $1.3 billion, respectively. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. See the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate as of December 31, 2022 would be a decrease in the fair value of $43.4 million to the MSRs outstanding as of December 31, 2022.

The impact of a 200-basis point increase in the discount rate as of December 31, 2022 would be a decrease in the fair value of $83.9 million to the MSRs outstanding as of December 31, 2022.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the years ended December 31, 2022 and 2021 follows:

	For the year ended December 31,
Roll Forward of MSRs (in thousands)	2022	2021
Beginning balance	$953,845	$862,813
Additions, following the sale of loan	244,259	313,376
Amortization	(189,211)	(176,428)
Pre-payments and write-offs	(33,667)	(45,916)
Ending balance	$975,226	$953,845

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of December 31, 2022 and 2021:

Components of MSRs (in thousands)	December 31, 2022	December 31, 2021
Gross value	$1,659,185	$1,548,870
Accumulated amortization	(683,959)	(595,025)
Net carrying value	$975,226	$953,845

The expected amortization of MSRs held in the Consolidated Balance Sheet as of December 31, 2022 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Year Ending December 31,
2023	$188,499
2024	172,303
2025	149,355
2026	124,381
2027	106,077
Thereafter	234,611
Total	$975,226

The Company recorded write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of the MSR roll forward shown above and as a component of Amortization and depreciation in the Consolidated Statements of Income. Prepayment fees totaling $26.5 million, $40.1 million, and $22.0 million were earned for 2022, 2021, and 2020, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income. Escrow earnings totaling $43.3 million, $5.6 million, and $14.9 million were earned for the years ended December 31, 2022, 2021, and 2020, respectively, and are

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

included as a component of Escrow earnings and other interest income in the Consolidated Statements of Income. All other ancillary servicing fees were immaterial for the periods presented.

Management reviews the MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis, considering factors such as debt service coverage ratio, property location, loan-to-value ratio, and property type. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2022, 2021, and 2020.

As of December 31, 2022, the weighted average remaining life of the aggregate MSR portfolio was 7.1 years.

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS AND GUARANTY OBLIGATION

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Substantially all loans sold under the Fannie Mae DUS program contain modified or full-risk sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for CECL for all loans in its Fannie Mae at-risk servicing portfolio and also records collateral-based reserves as necessary and presents this combined loss reserve as Allowance for risk-sharing obligations on the Consolidated Balance Sheets. Additionally, a guaranty obligation is presented as a component of Other liabilities on the Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the years ended December 31, 2022 and 2021 follows:

	For the year ended December 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2022	2021
Beginning balance	$62,636	$75,313
Provision (benefit) for risk-sharing obligations	(13,948)	(12,677)
Write-offs	(4,631)	—
Ending balance	$44,057	$62,636

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company assesses several qualitative and quantitative factors impacting the current and expected unemployment rate, macroeconomic conditions and multifamily market to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historic loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision impact during each quarter for the years ended December 31, 2022, 2021, and 2020 follows.

	2022
CECL Calculation Details and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	3.0	2.2	2.2	2.1	N/A
Reversion-period loss rate (in basis points)	2.0	1.7	1.7	1.7	N/A
Historical loss rate (in basis points)	1.2	1.2	1.2	1.2	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$49.7	$51.2	$52.1	$54.0	N/A
CECL allowance (in millions)	$42.5	$37.7	$38.9	$39.7	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(9.4)	$(4.8)	$1.2	$(0.9)	$(13.9)

	2021
CECL Calculation Details and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	4.0	3.0	3.0	3.0	N/A
Reversion-period loss rate (in basis points)	2.0	2.0	2.0	2.0	N/A
Historical loss rate (in basis points)	1.8	1.8	1.8	1.8	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$45.4	$45.9	$47.0	$48.0	N/A
CECL allowance (in millions)	$57.0	$52.8	$54.0	$52.3	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(10.7)	$(4.3)	$1.3	$1.0	$(12.7)

	2020
CECL Calculation Details and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	7.0	7.0	7.0	6.0	N/A
Reversion-period loss rate (in basis points)	1.8	1.8	1.8	1.8	N/A
Historical loss rate (in basis points)	1.8	1.8	1.8	1.8	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$37.2	$39.9	$41.0	$42.8	N/A
CECL allowance (in millions)	$57.3	$62.3	$63.6	$67.0	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$22.5	$5.1	$1.3	$4.8	$33.7

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of December 31, 2022 was 7.2 years compared to 7.5 years as of December 31, 2021.

Two loans had aggregate collateral-based reserves of $4.4 million as of December 31, 2022 compared to three loans that had an aggregate collateral-based reserves of $10.3 million as of December 31, 2021.

Activity related to the guaranty obligation for the years ended December 31, 2022 and 2021 follows:

	For the year ended December 31,
Roll Forward of Guaranty Obligation (in thousands)	2022	2021
Beginning balance	$47,378	$52,306
Additions, following the sale of loan	6,532	5,607
Amortization and write-offs	(9,960)	(10,535)
Ending balance	$43,950	$47,378

As of December 31, 2022 and 2021, the maximum quantifiable contingent liability associated with the Company’s guarantees under the Fannie Mae DUS agreement was $11.0 billion and $10.1 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $123.1 billion as of December 31, 2022 compared to $115.7 billion as of December 31, 2021

As of December 31, 2022 and 2021, custodial escrow accounts relating to loans serviced by the Company totaled $2.7 billion and $3.7 billion, respectively. These amounts are not included in the Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow balances, presented within Escrow earnings and other interest income in the Consolidated Statements of Income. Certain cash deposits at other financial institutions exceed the Federal Deposit Insurance Corporation insured limits. The Company places these deposits with financial institutions that meet the requirements of the Agencies and where it believes the risk of loss to be minimal.

NOTE 6—DEBT

Warehouse Facilities

As of December 31, 2022, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, as of December 31, 2022, the Company had warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company had pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon market conditions, and its ability to secure and maintain these types of short-term financings on acceptable terms.

The interest rate for all our warehouse facilities is based on either an Adjusted Term Secured Overnight Financing Rate (“SOFR”) or London Interbank Offered Rate (“LIBOR”). The maximum amount and outstanding borrowings under Warehouse notes payable as of December 31, 2022 and 2021 follow:

	December 31, 2022
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$141,965	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	102,926	SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	110,394	SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	26,079	SOFR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	—	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,825,000	$2,040,000	$3,865,000	$381,364
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	11,350
Total Agency Warehouse Facilities	$1,825,000	$3,540,000	$5,365,000	$392,714

Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	SOFR plus 1.80%
Interim Warehouse Facility #2	100,000	—	100,000	—	SOFR plus 1.35% to 1.85%
Interim Warehouse Facility #3	200,000	—	200,000	127,009	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	18,410	SOFR plus 3.11%
Total National Bank Interim Warehouse Facilities	$454,810	$—	$454,810	$145,419
Tax Credit Equity Warehouse Facility	$20,000	$—	$20,000	$5,916	Daily SOFR plus 2.80%
Debt issuance costs	—	—	—	(603)
Total warehouse facilities	$2,299,810	$3,540,000	$5,839,810	$543,447

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2021
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$425,000	$—	$425,000	$34,032	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	147,055	30-day LIBOR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	156,705	30-day LIBOR plus 1.30%
Agency Warehouse Facility #4	350,000	—	350,000	45,337	30-day LIBOR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	175,608	SOFR plus 1.45%
Agency Warehouse Facility #6	150,000	100,000	250,000	—	30-day LIBOR plus 1.40%
Agency Warehouse Facility #7	150,000	50,000	200,000	16,289	30-day LIBOR plus 1.30%
Total National Bank Agency Warehouse Facilities	$2,375,000	$1,715,000	$4,090,000	$575,026
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	1,186,306
Total Agency Warehouse Facilities	$2,375,000	$3,215,000	$5,590,000	$1,761,332

Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	30-day LIBOR plus 1.90%
Interim Warehouse Facility #2	100,000	—	100,000	—	30-day LIBOR plus 1.65% to 2.00%
Interim Warehouse Facility #3	200,000	—	200,000	153,009	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	19,810	30-day LIBOR plus 3.00%
Total National Bank Interim Warehouse Facilities	$454,810	$—	$454,810	$172,819
Tax Credit Equity Warehouse Facility	30,000	—	30,000	$8,296	Daily LIBOR plus 3.00%
Debt issuance costs	—	—	—	(875)
Total warehouse facilities	$2,829,810	$3,215,000	$6,074,810	$1,941,572
(1)	Interest rate presented does not include the effect of interest rate floors.

Interest expense under the warehouse notes payable for the years ended December 31, 2022, 2021, and 2020 aggregated to $49.3 million, $34.5 million, and $45.0 million, respectively. Included in interest expense in 2022, 2021, and 2020 are the amortization of facility fees totaling $3.6 million, $3.8 million, and $4.1 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2022.

Agency Warehouse Facilities

The following section provides a summary of the key terms related to each of the Agency Warehouse Facilities. During 2022, the Company allowed two Agency warehouse facilities to mature according to their terms. The Company believes that the five remaining committed and uncommitted credit facilities from national banks and the uncommitted credit facility from Fannie Mae provide the Company with sufficient borrowing capacity to conduct its Agency lending operations.

Agency Warehouse Facility #1:

The Company has a warehousing credit and security agreement with a national bank for a $325.0 million committed warehouse line that is scheduled to mature on August 30, 2023. The agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at SOFR plus 130 basis points. The agreement contains certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans. During 2022, the Company executed amendments to the agreement that decreased the committed borrowing capacity from $425.0 million to $325.0 million, at the Company’s request, added $250.0 million of uncommitted borrowing capacity, updated one of the financial covenants, and extended the maturity date.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Agency Warehouse Facility #2:

The Company has a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on April 13, 2023. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at SOFR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2022, the Company executed amendments to the warehouse agreement that extended the maturity date and transitioned the interest rate from 30-day LIBOR plus 130 basis points to SOFR plus 130 basis points.

Agency Warehouse Facility #3:

The Company has a $600.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on May 15, 2023. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of SOFR plus 135 basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2022, the Company executed amendments to the warehouse agreement related to this facility that extended the maturity date, transitioned the interest rate from 30-day LIBOR plus 130 basis points to SOFR plus 135 basis points with an SOFR floor of 15 basis points, and updated one of the financial covenants.

Agency Warehouse Facility #4:

The Company has a $200.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on June 22, 2023. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of SOFR plus 130 basis points. During 2022, the Company executed an amendment that extended the maturity date, increased the total borrowing capacity to $425.0 million from $350.0 million, and transitioned the interest rate from 30-day LIBOR plus 130 basis points to SOFR plus 130 basis points.

Agency Warehouse Facility #5:

The Company has a master repurchase agreement with a national bank for a $1.0 billion uncommitted advance credit facility that is scheduled to mature on September 14, 2023. The facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of SOFR plus 145 basis points. During 2022, the Company executed amendments to extend the maturity and updated one of the financial covenants.

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

Interim Warehouse Facility #1:

The Company has a $135.0 million committed warehouse line agreement that is scheduled to mature on May 15, 2023. The facility provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company and bear interest at SOFR plus 180 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During 2022, the Company executed amendments to the agreement that extended the maturity date, transitioned the interest rate from 30-day LIBOR plus 190 basis points to SOFR plus 180 basis points, and updated one of the financial covenants.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interim Warehouse Facility #2:

The Company has a $100.0 million committed warehouse line agreement that is scheduled to mature on December 13, 2023. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. All borrowings bear interest at SOFR plus 135 to 185 basis points (“the spread”). The spread varies according to the type of asset the borrowing finances. The lender retains a first priority security interest in all mortgages funded by such advances on a cross-collateralized basis. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During 2022, the Company executed an amendment that extended the maturity date to and transitioned the interest rate from 30-day LIBOR plus 165 to 200 basis points to SOFR plus 135 to 185 basis points, with a SOFR floor of zero basis points.

Interim Warehouse Facility #3:

The Company has a $200.0 million repurchase agreement with a national bank that is scheduled to mature on September 29, 2023. The agreement provides the Company with the ability to fund first mortgage loans on multifamily real estate properties for periods of up to three years, using available cash in combination with advances under the facility. Borrowings under the facility are full recourse to the Company. The borrowings under the agreement bear interest at a rate of 30-day LIBOR plus 175 to 325 basis points. The spread varies according to the type of asset the borrowing finances. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During 2022, the Company executed an amendment that extended the maturity date.

Interim Warehouse Facility #4:

The Company has a $19.8 million warehouse loan and security agreement with a national bank that funds one specific loan. The agreement provides for a maturity date to coincide with the earlier of the maturity date for the underlying loan or the stated maturity date of October 1, 2024. Borrowings under the facility are full recourse and bear interest at SOFR plus 311 basis points, with a floor of 150 basis points. Repayments under the credit agreement are interest-only, with principal repayments made upon the earlier of the refinancing of an underlying mortgage or the maturity of an advance under the credit agreement. During 2022, the Company executed an amendment that extended the stated maturity date to October 1, 2024 and transitioned the interest rate from 30-day LIBOR plus 300 basis points to SOFR plus 311 basis points with an SOFR floor of 150 basis points.

The Company believes that the four interim credit facilities from national banks and its corporate cash provide it with sufficient borrowing capacity to conduct its Interim Loan Program lending operations.

Both the Agency Warehouse Facilities and Interim Warehouse Facilities require compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, which include but are not limited to minimum tangible net worth requirements, minimum liquidity requirements, minimum servicing portfolio UPB requirements, debt service coverage ratios, and other customary financial covenants. The agreements contains customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. The warehouse agreements contain cross-default provisions, such that if a default occurs under any of the Company’s warehouse agreements, generally the lenders under the other warehouse agreements could also declare a default. The Company is in compliance with all of its Agency and Interim warehouse facility covenants.

Tax Credit Equity Warehouse Facility:

The Company, through its wholly-owned subsidiary Alliant Capital, Ltd. (“Alliant”), has a warehouse line of credit with a national bank that is used to fund the Company’s Committed investments in tax credit equity before transferring them to a tax credit fund. The warehouse facility is a revolving commitment that is expected to renew at maturity.

In October 2022, the Company, through Alliant, replaced the previous Tax Credit Equity Warehouse Facility with a new warehouse facility. The facility is scheduled to mature on October 5, 2025 and is guaranteed by the Company. The facility provides Alliant with up to $20.0 million in committed borrowing capacity to fund investments in affordable housing limited partnerships that also secure the borrowings. Borrowings under this facility bear interest at SOFR plus 280 basis points, with a SOFR floor of zero basis points. In conjunction with the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

guarantee, the agreement requires the Company comply with certain financial covenants, which are similar to those for the Agency and Interim Warehouse Facilities but have lower thresholds overall. The Company is in compliance with the covenants outlined above.

Notes payable

The following section provides a summary of the key terms related to each of the Company’s notes payable.

Term Loan Note Payable

On December 16, 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”) that replaced the Company’s prior credit agreement and provided for a $600.0 million term loan (the “Term Loan”). The Term loan was issued at a 0.25% discount, has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Term Loan Agreement), and bears interest at SOFR plus 225 basis points with a SOFR floor of 50 basis points. At any time, the Company may also elect to request one or more incremental term loan commitments not to exceed $230.0 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that the total indebtedness would not cause the leverage ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00.

On January 12, 2023, the Company entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an increment term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan. The Company used approximately $115.9 million of the proceeds to pay off the Alliant note payable, accrued interest, and other fees. The Company is obligated to make principal payments on the Incremental Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Incremental Term Loan on the last business day of each March, June, September, and December that commences on June 30, 2023.

The Company is obligated to make principal payments on the Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the term loan on the last business day of each of March, June, September, and December that commenced on March 31, 2022. The term loan also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreement. The remaining unpaid principal balance of the Term Loan and Incremental Term Loan is required to be paid in full on December 16, 2028 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreement) and will be in an amount equal to the aggregate outstanding principal of the Term Loan and Incremental Term Loan on such date (together with all accrued interest thereon).

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

The Credit Agreement contains certain affirmative and negative covenants that are binding on the Loan Parties, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Loan Parties to incur indebtedness, to create liens on their property, to make investments, to merge, consolidate or enter into any similar combination, or enter into any asset disposition of all or substantially all assets, or liquidate, wind-up or dissolve, to make asset dispositions, to declare or pay dividends or make related distributions, to enter into certain transactions with affiliates, to enter into any negative pledges or other restrictive agreements, and to engage in any business other than the business of the Loan Parties as of the date of the Credit Agreement and business activities reasonably related or ancillary thereto, or to amend certain material contracts. The Credit Agreement contains only one financial covenant, which requires the Company to maintain a minimum asset coverage ratio (as defined in the Credit Agreement), tested quarterly.

The Credit Agreement contains customary events of default (which are, in some cases, subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, certain ERISA events and judgments. The Company is in compliance with all covenants related to the Credit Agreement.

Alliant Note Payable

The Company had a note payable through its wholly-owned subsidiary, Alliant, which had an outstanding balance of $114.5 million as of December 31, 2022.

On January 12, 2023, the Company repaid the Alliant note payable with proceeds from the Incremental Term loan as noted above.

The following table shows the components of the note payable as of December 31, 2022 and 2021:

(in thousands, unless otherwise specified)	December 31,
	2022	2021	Interest rate and repayments
Term Loan Note Payable
Unpaid principal balance	$594,000	$600,000	Interest rate varies - see above for further details;
Unamortized debt discount	(1,270)	(1,491)	Quarterly principal payments of $1.5 million and $0.8 million, respectively
Unamortized debt issuance costs	(7,594)	(8,914)
Carrying balance	$585,136	$589,595

Alliant Note Payable
Unpaid principal balance	$114,546	$145,175	4.75% Fixed-rate
Fair value adjustment(1)	4,421	5,404
Carrying balance	$118,967	$150,579

Total Notes Payable Carrying Balance	$704,103	$740,174

(1)	Fair value adjustment related to the acquisition of Alliant.

The scheduled maturities, as of December 31, 2022, for the aggregate of the warehouse notes payable and the notes payable are shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale, loans held for investment, and investment in affordable housing limited partnerships. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts below related to the Term Loan note payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the Credit Agreement (i.e., the contingent payments). The amounts below do not include any payments related to the Alliant note payable since it was repaid in January 2023. The maturities below are in thousands.

Year Ending December 31,	Maturities
2023	$517,120
2024	38,930
2025	6,000
2026	6,000
2027	6,000
Thereafter	564,000
Total	$1,138,050

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2022 were or are expected to be repaid in 2023.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest on the Company’s warehouse notes payable and notes payable are based on 30-day LIBOR, SOFR, or Daily SOFR. As a result of the expected transition from LIBOR, the Company has updated its debt agreements to include fallback language to govern the transition from 30-day LIBOR to an alternative reference rate.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Acquisition Activities

A summary of the Company’s goodwill as of and for the years ended December 31, 2022 and 2021 follows:

	For the year ended December 31,
Roll Forward of Goodwill (in thousands)	2022	2021
Beginning balance	$698,635	$248,958
Additions from acquisitions	222,670	449,677
Measurement-period adjustments	38,407	—
Impairment	—	—
Ending balance	$959,712	$698,635

The additions to goodwill from acquisitions during 2022 shown in the table above during the year ended December 31, 2022 relate to two acquisitions. On February 28, 2022, the Company acquired 100% of the equity interests of GeoPhy B.V. (“GeoPhy”), a Netherlands-based commercial real-estate technology company. As part of the acquisition, the Company also obtained GeoPhy’s 50% interest in the Company’s appraisal joint venture, Apprise. The Company now owns 100% of Apprise and consolidates its balances and its operating results post acquisition. Prior to the acquisition, the Company accounted for its investment in Apprise under the equity method. The fair value of the consideration was $202.6 million and consisted of $82.1 million of cash, $5.5 million of forgiveness of a receivable the Company had with the joint venture (non-cash activity not reflected in the Consolidated Statements of Cash Flows), and $115.0 million of contingent consideration.

GeoPhy’s data analytics and technology development capabilities are expected to accelerate the growth of the Company’s lending, brokerage, and appraisal operations, and allow the Company to meet its goal of $5 billion of annual small-balance lending volume and appraisal revenue of $75 million by 2025 as part of the Company’s overall growth targets. A significant portion of the value associated with the GeoPhy acquisition was related to the assembled workforce with its combined expertise in information technology, data science, and commercial real estate. The Company believes that the combination of GeoPhy’s personnel, appraisal technology platform, and the future development of technology to accelerate growth in the origination of small-balance commercial loans, along with Walker & Dunlop’s financial resources will (i) drive a significant increase in the identification and retention of borrowers in the small-balance segment of the multifamily market that will allow the Company to dramatically scale its small-balance lending volumes and (ii) continue to drive significant growth in appraisal revenues over the next several years. GeoPhy’s financial results since the acquisition and pro-forma information as if the acquisition occurred January 1, 2021 are immaterial.

The contingent consideration noted above is contingent on achieving certain Apprise revenue and productivity milestones and small-balance loan volume and revenue milestones over a four-year period. The maximum earnout included as part of the GeoPhy acquisition is $205.0 million. The Company estimated that $130.7 million, or 64% of the maximum earnout, was achievable based on management forecasts. The discounted balance of $115.0 million is 56% of the maximum earnout amount. The Company estimated the fair value of this contingent consideration using a Monte Carlo simulation. The weighted average cost of capital (“WACC”) used for the valuation of the contingent consideration was 17.0% for the Apprise portion of the earnout and 14.5% for the small-balance portion of the earnout. The WACC reflects the additional risk inherent in the Apprise performance estimates as it is still in the startup stage of its development. The estimated achievable earnout amount was discounted using a forward curve for a Company-specific subordinated debt rating.

The calculation of goodwill of $214.0 million included the fair value of the consideration transferred of $202.6 million and the acquisition-date fair value of the Company’s previously held equity-method investment in Apprise of $58.5 million. The book value of the Company’s equity-method investment in Apprise prior to the acquisition date was $18.9 million, resulting in a $39.6 million gain from remeasuring to fair value (“Apprise revaluation gain”). The gain is included as a component of Other revenues in the Consolidated Statements of Income. The Company used a discounted cash flow model to estimate the acquisition-date fair value of Apprise, with the discount rate and management’s forecast of future revenues and cash flows as the most-significant inputs for the estimate. The discount rate used was 17.0%, and a control premium was not included in the estimate.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The goodwill resulting from the GeoPhy acquisition was allocated to reporting units within the Company’s Capital Markets reportable segment. The other assets and liabilities primarily consisted of technology intangible assets of $31.0 million, deferred tax assets of $10.3 million, and deferred tax liabilities of $10.4 million. The technology intangible assets will be amortized over a 10-year period. Immaterial other liabilities were assumed.

The Company expects the portion of the goodwill associated with the contingent consideration to be tax deductible, with the tax-deductible amount of goodwill related to this contingent consideration to be determined once the cash payments to settle the contingent consideration are made. The financial results since the GeoPhy acquisition were immaterial. The revenues and earnings of Walker & Dunlop for the year ended December 31, 2022 as if the GeoPhy acquisition had occurred as of January 1, 2021 would not be materially different from the amounts presented in the Consolidated Statements of Income.

The second acquisition occurred during the third quarter of 2022 for consideration of $6.0 million of cash and $3.0 million of contingent consideration and resulted in $8.8 million of goodwill. The Company allocated the goodwill from this acquisition to a reporting unit of the Company’s Capital Markets reportable segment. The Company expects all of the goodwill from this acquisition to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments to settle the contingent consideration are made. The financial results since the acquisition and pro-forma financial information as if the acquisition occurred on January 1, 2021 are immaterial.

The measurement-period adjustments above primarily relate to the GeoPhy acquisition and the Company’s acquisition of Alliant, an acquisition completed in December 2021, as more fully described in the Company’s 2021 Form 10-K. The Alliant measurement-period adjustments consist of $29.7 million additional purchase price consideration related to the settlement of working capital adjustments and immaterial other adjustments as a result of the Company obtaining additional information. During the third quarter of 2022, the Company settled working capital adjustments related to the GeoPhy acquisition, resulting in a $5.5 million reduction in purchase price consideration. The settlement of the cash owed to the Company from GeoPhy for working capital adjustments will be a reduction of the cash paid to settle the contingent consideration achieved in the future. The Company made other immaterial adjustments as a result of the Company obtaining additional information, including adjustments to the initial contingent consideration liability recognized. The Company has completed the purchase accounting for the Alliant and GeoPhy acquisitions as of December 31, 2022.

As discussed in NOTE 13 below, in the first quarter of 2022, the Company began disclosing three reportable segments. The following table shows goodwill by reportable segments as of December 31, 2022. As the Company did not have segment reporting as of December 31, 2021, all of the goodwill balance was allocated to the Company’s one reportable segment as of December 31, 2021.

As of
Goodwill by Reportable Segment (in thousands)	December 31, 2022
Capital Markets	$520,191
Servicing & Asset Management	439,521
Corporate	—
Ending balance	$959,712

Other Intangible Assets

The Company’s other intangibles assets consist primarily of acquired customer contracts and technology intellectual property intangibles. Activity related to other intangible assets for the year ended December 31, 2022 and 2021 follows:

	For the year ended December 31,
Roll Forward of Other Intangible Assets (in thousands)	2022	2021
Beginning balance	$183,904	$1,880
Additions from acquisitions	31,000	185,361
Amortization	(16,261)	(3,337)
Ending balance	$198,643	$183,904

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of December 31, 2022 and December 31, 2021:

Components of Other Intangible Assets (in thousands)	December 31, 2022	December 31, 2021
Gross value	$220,682	$189,682
Accumulated amortization	(22,039)	(5,778)
Net carrying value	$198,643	$183,904

The expected amortization of other intangible assets shown in the Consolidated Balance Sheet as of December 31, 2022 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Year Ending December 31,
2023	$17,263
2024	16,206
2025	16,206
2026	16,206
2027	16,206
Thereafter	116,556
Total	$198,643

As of December 31, 2022, the weighted average remaining life of all the other intangible assets was 12.6 years.

A summary of the Company’s contingent consideration, which is included in Other liabilities, as of and for the years ended December 31, 2022 and 2021 follows:

	For the year ended December 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2022	2021
Beginning balance	$125,808	$28,829
Additions	117,955	93,304
Accretion	4,642	2,866
Fair value adjustments	(13,512)	6,889
Payments	(34,547)	(6,080)
Ending balance	$200,346	$125,808

The contingent consideration liabilities presented in the table above relate to (i) acquisitions of debt brokerage and investment sales brokerage companies completed over the past several years, (ii) the purchase of noncontrolling interests in 2020 that was fully earned as of December 31, 2021 and paid in 2022, (iii) the Alliant acquisition, and (iv) the GeoPhy acquisition. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earnout period of five years, provided certain revenue targets and other metrics have been met. The last of the earn-out periods related to the contingent consideration ends in the third quarter of 2027. In each case, the Company estimated the initial and December 31, 2022 fair values of the contingent consideration using a Monte Carlo simulation.

During 2022, the Company made fair value adjustments on two of its contingent consideration liabilities using updated information, including the probability of achievement and discount rate. The Company’s estimate of the fair values resulted in a decrease in the fair value of one of the Company’s contingent consideration liabilities that was partially offset by an increase in the fair value of another of the Company’s contingent consideration liabilities.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The recognition of the contingent consideration liability for the two acquisitions in 2022 is non-cash, and thus not reflected in the amount of cash consideration paid on the Consolidated Statements of Cash Flows. In addition, $8.8 million of the payments settling contingent consideration liabilities included in the table above for the year ended December 31, 2022 were from the issuance of the Company’s common stock, a non-cash transaction.

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

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS Agency MBS

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.
●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are initially recognized at fair value at acquisition and subsequently remeasured using a Monte Carlo simulation that uses updated management forecasts and current valuation assumptions and discount rates. The Company determines the fair value of each contingent consideration liability based on a probability of achievement, which incorporates management estimates. As a result, the Company classifies these liabilities as Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
December 31, 2022
Assets
Loans held for sale	$—	$396,344	$—	$396,344
Pledged securities	14,658	142,624	—	157,282
Derivative assets	—	—	17,636	17,636
Total	$14,658	$538,968	$17,636	$571,262

Liabilities
Derivative liabilities	$—	$—	$2,076	$2,076
Contingent consideration liabilities	—	—	200,346	200,346
Total	$—	$—	$202,422	$202,422

December 31, 2021
Assets
Loans held for sale	$—	$1,811,586	$—	$1,811,586
Pledged securities	44,733	104,263	—	148,996
Derivative assets	—	—	37,364	37,364
Total	$44,733	$1,915,849	$37,364	$1,997,946

Liabilities
Derivative liabilities	$—	$—	$6,403	$6,403
Contingent consideration liabilities	—	—	125,808	125,808
Total	$—	$—	$132,211	$132,211

There were no transfers between any of the levels within the fair value hierarchy during the year ended December 31, 2022 and 2021.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
Derivative Assets and Liabilities, net (in thousands)	2022	2021
Beginning balance	$30,961	$44,720
Settlements	(555,168)	(746,918)
Realized gains recorded in earnings(1)	524,207	702,198
Unrealized gains (losses) recorded in earnings(1)	15,560	30,961
Ending balance	$15,560	$30,961
(1)	Realized and unrealized gains from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Consolidated Statements of Income.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2022:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (3)
Derivative assets	$17,636	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$2,076	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$200,346	Monte Carlo Simulation(2)	Probability of earn-out achievement	64% - 100%	77%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Valuation techniques used include probability-weighted achievement analysis and Monte Carlo simulation.
(3)	Contingent consideration weighted based on maximum gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2022 and December 31, 2021 are presented below:

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$225,949	$225,949	$305,635	$305,635
Restricted cash	17,676	17,676	42,812	42,812
Pledged securities	157,282	157,282	148,996	148,996
Loans held for sale	396,344	396,344	1,811,586	1,811,586
Loans held for investment, net	200,247	200,900	269,125	270,826
Derivative assets(1)	17,636	17,636	37,364	37,364
Total financial assets	$1,015,134	$1,015,787	$2,615,518	$2,617,219

Financial Liabilities:
Derivative liabilities(2)	$2,076	$2,076	$6,403	$6,403
Contingent consideration liabilities(2)	200,346	200,346	125,808	125,808
Warehouse notes payable	543,447	544,050	1,941,572	1,942,448
Notes payable	704,103	708,546	740,174	745,175
Total financial liabilities	$1,449,972	$1,455,018	$2,813,957	$2,819,834
(1)	Included as a component of Other Assets on the Consolidated Balance Sheets.
(2)	Included as a component of Other Liabilities on the Consolidated Balance Sheets.

The following methods and assumptions were used for recurring fair value measurements as of December 31, 2022 and 2021:

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

Contingent Consideration Liability—Consists of the estimated fair values of expected future earnout payments related to acquisitions completed in 2021 and 2022. The earn-out liabilities are valued using a probability-weighted achievement analysis or Monte Carlo simulation

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earnout achievement, to determine the expected earn-out cash flows. The probability of the earn-out achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2022 and 2021.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
December 31, 2022
Rate lock commitments	$376,870	$12,349	$(4,495)	$7,854	$7,854	$—	$—
Forward sale contracts	769,585	—	7,706	7,706	9,782	(2,076)	—
Loans held for sale	392,715	6,840	(3,211)	3,629	—	—	3,629
Total		$19,189	$—	$19,189	$17,636	$(2,076)	$3,629

December 31, 2021
Rate lock commitments	$1,115,829	$29,837	$(4,604)	$25,233	$26,526	$(1,293)	$—
Forward sale contracts	2,881,224	—	5,728	5,728	10,838	(5,110)	—
Loans held for sale	1,765,395	47,315	(1,124)	46,191	—	—	46,191
Total		$77,152	$—	$77,152	$37,364	$(6,403)	$46,191

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency MBS as of December 31, 2022. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2022 collateral requirements as outlined above. As of December 31, 2022, reserve requirements for the December 31, 2022 DUS loan portfolio will require the Company to fund $79.6 million in additional restricted liquidity over the next 48-months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of December 31, 2022. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk sharing. As of December 31, 2022, the net worth requirement was $285.6 million, and the Company's net worth was $692.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2022, the Company was required to maintain at least $56.9 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Mae. The Company had operational liquidity of $170.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities—Pledged securities, at fair value consisted of the following balances as of December 31, 2022, 2021, 2020, and 2019:

	December 31,
Pledged Securities (in thousands)	2022	2021	2020	2019
Restricted cash	$5,788	$3,779	$4,954	$2,150
Money market funds	8,870	40,954	12,519	5,054
Total pledged cash and cash equivalents	$14,658	$44,733	$17,473	$7,204
Agency MBS	142,624	104,263	119,763	114,563
Total pledged securities, at fair value	$157,282	$148,996	$137,236	$121,767

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The following table provides additional information related to the AFS Agency MBS as of December 31, 2022 and 2021:

Fair Value and Amortized Cost of Agency MBS (in thousands)	December 31, 2022	December 31, 2021
Fair value	$142,624	$104,263
Amortized cost	144,801	100,847
Total gains for securities with net gains in AOCI	797	3,636
Total losses for securities with net losses in AOCI	(2,974)	(220)
Fair value of securities with unrealized losses	118,565	4,757

Three of the pledged securities with a fair value of $3.3 million, an amortized cost of $4.3 million, and a net unrealized loss of $1.0 million have been in a continuous unrealized loss position for more than 12-months. All three securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments. The Company concluded that an allowance for credit losses will not be recognized, as the Company does not intend to sell the securities, and as they carry the guarantee of payment from the Agencies.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	December 31, 2022
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	15,445	15,500
After five years through ten years	104,509	105,515
After ten years	22,670	23,786
Total	$142,624	$144,801

NOTE 10—SHARE-BASED PAYMENT

As of December 31, 2022, there were 10.5 million shares of stock authorized for issuance to directors, officers, and employees under the 2020 Equity Incentive Plan (and predecessor plans). As of December 31, 2022, 1.3 million shares remain available for grant under the 2020 Equity Incentive Plan.

Under the 2020 Equity Incentive Plan (and predecessor plans), the Company granted stock options to executive officers in the past and restricted shares to executive officers, employees, and non-employee directors during 2022, 2021, and 2020, all without cost to the grantee. For the year ended December 31, 2022, the Company granted 0.2 million RSUs to the executive officers and certain other employees connection with PSPs (“performance awards”). For each of the years ended 2021 and 2020, the Company granted 0.3 million RSUs to the executive officers

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and certain other employees connection with PSPs (“performance awards”). The Company granted the RSUs at the maximum performance thresholds for each metric each year. As of December 31, 2022, the RSUs issued in connection with the 2022, 2021, and 2020 PSPs are unvested and outstanding.

The performance period for the 2019 PSP concluded on December 31, 2021. The three performance goals related to the 2019 PSP were met at varying levels. Accordingly, 0.2 million shares related to the 2019 PSP vested in the first quarter of 2022. As of December 31, 2022, the Company concluded that the three performance targets related to the 2020 PSP, 2021 PSP, and 2022 PSP were probable of achievement at varying levels.

The following table summarizes stock compensation expense for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
Components of stock compensation expense (in thousands)	2022	2021	2020
Restricted shares	$29,650	$25,520	$18,924
Stock options	—	—	71
PSP "RSUs"	4,337	11,062	9,324
Total stock compensation expense	$33,987	$36,582	$28,319

Excess tax benefit recognized	$6,106	$8,620	$7,273

The amounts attributable to restricted shares in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares. The excess tax benefits recognized above reduced income tax expense.

The following table summarizes restricted share activity for the year ended December 31, 2022:

		Weighted-
		Average
		Grant-date
Restricted Shares Activity	Shares	Fair Value
Nonvested at January 1, 2022	1,122,693	$77.70
Granted	263,852	110.98
Vested	(402,937)	70.20
Forfeited	(26,440)	88.39
Nonvested at December 31, 2022	957,168	$89.69

The fair value of restricted share awards granted during 2022 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2021 and 2020 were $101.48 per share and $74.75 per share, respectively. The fair values of the restricted shares that vested during the years ended December 31, 2022, 2021, and 2020 were $49.8 million, $44.6 million, and $30.4 million, respectively.

As of December 31, 2022, the total unrecognized compensation cost for outstanding restricted shares was $47.9 million. As of December 31, 2022, the weighted-average period over which this unrecognized compensation cost will be recognized is 3.4 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity related to performance awards for the year ended December 31, 2022:

		Weighted-
		Average
		Grant-date
Restricted Share Units Activity	Share Units	Fair Value
Nonvested at January 1, 2022	778,546	$67.66
Granted	233,052	130.26
Vested	(210,022)	139.75
Forfeited	(107,917)	94.10
Cancelled	(878)	67.13
Nonvested at December 31, 2022	692,781	$89.67

The fair value of performance awards granted during 2022 was estimated using the closing price on the date of grant. The weighted average grant date fair values of performance awards granted in 2021 and 2020 were $101.04 per share and $50.26 per share, respectively. The fair value of the performance awards that vested during the years ended December 31, 2022, 2021 and 2020 was $29.4 million and $5.6 million, and $17.5 million, respectively.

As of December 31, 2022, the total unrecognized compensation cost for outstanding performance awards was $2.8 million. As of December 31, 2022, the weighted-average period over which this unrecognized compensation cost will be recognized is 1.2 years. The unrecognized compensation cost is based on the achievement levels that are probable as of December 31, 2022.

The following table summarizes stock options activity for the year ended December 31, 2022:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
Stock Options Activity	Options	Price	(Years)	(in thousands)
Outstanding at January 1, 2022	234,006	$22.25
Exercised	(16,181)	20.86
Outstanding at December 31, 2022	217,825	$22.35		$

Exercisable at December 31, 2022	217,825	$22.35	2.7	$12,227

The total intrinsic value of the stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $1.1 million, $17.5 million, and $21.6 million, respectively. We received no cash from the exercise of options for each of the years ended December 31, 2022, 2021, and 2020.

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

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2022, 2021, and 2020 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the years ended December 31,
EPS Calculations (in thousands, except per share amounts)	2022	2021	2020
Calculation of basic EPS
Walker & Dunlop net income	$213,820	$265,762	$246,177
Less: dividends and undistributed earnings allocated to participating securities	6,100	8,837	7,337
Net income applicable to common stockholders	$207,720	$256,925	$238,840
Weighted-average basic shares outstanding	32,326	31,081	30,444
Basic EPS	$6.43	$8.27	$7.85

Calculation of diluted EPS
Net income applicable to common stockholders	$207,720	$256,925	$238,840
Add: reallocation of dividends and undistributed earnings based on assumed conversion	41	93	120
Net income allocated to common stockholders	$207,761	$257,018	$238,960
Weighted-average basic shares outstanding	32,326	31,081	30,444
Add: weighted-average diluted non-participating securities	361	452	639
Weighted-average diluted shares outstanding	32,687	31,533	31,083
Diluted EPS	$6.36	$8.15	$7.69

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs associated with the awards. For the year ended December 31, 2022, 201 thousand average restricted shares were excluded from the computation of diluted EPS under the treasury-stock method. An immaterial number of average outstanding options to purchase common stock and average restricted shares were excluded from the computation of diluted earnings per share under the treasury method for the years ended December 31, 2021, and 2020 because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares during the periods presented).

Under the 2020 Equity Incentive Plan (and predecessor plans), subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2022, 2021, and 2020, the Company repurchased and retired 149 thousand, 150 thousand, and 179 thousand restricted shares at a weighted average market price of $125.28, $109.57, and $66.38, upon grantee vesting, respectively. For the years ended December 31, 2022 and 2021, the Company repurchased and retired 90 thousand and 24 thousand restricted share units at a weighted average market price of $139.75 and $100.36, respectively.

Stock Repurchase Programs

In February 2023, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2023.

In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock over a 12-month period beginning on February 13, 2022. In 2022, the Company repurchased 109 thousand shares of its common stock under the 2022 share repurchase program at a weighted-average price of $101.77 per share and immediately retired the shares, reducing stockholders’ equity by $11.1 million.  The Company had $63.9 million of authorized share repurchase capacity remaining under the 2022 share repurchase program as of December 31, 2022.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Dividends

In February 2023, our Board of Directors declared a dividend of $0.63 per share for the first quarter of 2023. The dividend will be paid on March 23, 2023 to all holders of record of our restricted and unrestricted common stock as of March 8, 2023.

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

Other Equity-Related Transactions

The following non-cash transactions did not impact the amount of cash paid on the Consolidated Statements of Cash Flows. During 2022, the operating agreement of three of the Company’s tax-credit-related joint ventures changed. The Company reconsidered its consolidation conclusion based on these changes and concluded that the joint ventures should be consolidated, resulting in a $3.7 million increase in APIC and $6.8 million of noncontrolling interests consolidated as shown on the Consolidated Statements of Changes in Equity for the year ended December 31, 2022. The consolidation also resulted in a $35.0 million increase in Receivables, net, a $21.3 million reduction in Other assets, and a $3.6 million increase in Other liabilities.

The Company did not issue any Company stock in connection with acquisitions during 2022.

The Company issued $120.6 million of Company stock in connection with acquisitions in 2021, a non-cash transaction. Additionally, in 2021, $9.6 million of stock was issued to employees for which we had an accrued liability prior to the issuance of the award. Upon issuance, the accrued liability was reclassed to APIC, a non-cash transaction.

In 2020, the Company purchased the noncontrolling interests held by two members of WDIS for an aggregate consideration of $32.0 million, which consisted of $10.4 million in cash, a $5.7 million reduction in receivables (a non-cash transaction), $5.9 million in Company stock (a non-cash transaction), and $10.0 million of contingent consideration (a non-cash transaction). The $32.0 million aggregate purchase price resulted in reductions to APIC of $24.1 million for the excess of the purchase price over the noncontrolling interest balance. As a result of the transactions, the Company recorded Net income (loss) from noncontrolling interests only for the first quarter of 2020 on the Consolidated Statements of Income. Additionally, the Company issued $5.0 million of Company stock in connection with acquisitions in 2020, a non-cash transaction.

NOTE 12—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal, state, and international income taxes based on current tax law. The Company began incurring income taxes in the Netherlands in 2022 in connection with the Company’s acquisition of GeoPhy. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

reporting purposes than for income tax purposes. The following is a summary of income tax expense for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
Components of Income Tax Expense (in thousands)	2022	2021	2020
Current
Federal	$23,014	$40,025	$26,854
State	11,065	12,181	10,294
International	3,516	—	—
Total current expense	$37,595	$52,206	$37,148

Deferred
Federal	$19,114	$26,630	$37,354
State	3,775	7,592	9,811
International	(4,450)	—	—
Total deferred expense	$18,439	$34,222	$47,165
Total income tax expense	$56,034	$86,428	$84,313

Under the provisions of Section 162(m) of the Internal Revenue Code, the deductibility of executive compensation is limited to $1 million per year for each named executive officer (“NEO”). Based on the information available as of December 31, 2022, 2021, and 2020, the Company believed that it is more likely than not a significant portion of NEO stock-based compensation book expense will exceed the $1 million limitation in future years when the shares vest, resulting in no tax deductibility for the book expense associated with these compensation agreements and no deferred tax assets. Additionally, for each of the years presented above, significant portions of NEO compensation were above the $1 million limitation, resulting in no tax deductibility for amounts above the $1 million limitation.

As discussed in NOTE 7, the Company recognized the Apprise revaluation gain in connection with its acquisition of GeoPhy. The gain is an unrealized, non-taxable gain, resulting in the reduction to income tax expense by the amount shown in the table below.

The following table presents a reconciliation of the statutory federal tax expense to the income tax expense in the accompanying Consolidated Statements of Income:

	For the year ended December 31,
(in thousands)	2022	2021	2020
Statutory federal expense	$56,350	$73,932	$69,356
Statutory state income tax expense, net of federal tax benefit	13,567	16,409	13,828
Excess tax benefits, net of federal tax impact	(6,106)	(8,620)	(7,273)
Tax benefit of Apprise revaluation gain	(10,329)	—	—
Other	2,552	4,707	8,402
Income tax expense	$56,034	$86,428	$84,313

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
Components of Deferred Tax Liabilities, Net (in thousands)	2022	2021
Deferred Tax Assets
Compensation related	$(333)	$5,811
Credit losses	12,425	16,748
Total deferred tax assets	$12,092	$22,559

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(3,583)	$(16,874)
Mortgage servicing rights related	(218,767)	(208,718)
Acquisition related (1)	(24,673)	(12,977)
Depreciation	(6,261)	(2,317)
Other	(2,293)	(6,913)
Total deferred tax liabilities	$(255,577)	$(247,799)
Deferred tax liabilities, net	$(243,485)	$(225,240)
(1)	Acquisition-related deferred tax liabilities consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets. During the year ended December 31, 2022, the Company recognized an immaterial amount of deferred tax assets that are not included as a component of deferred tax expense. During the year ended December 31, 2021, the Company recognized deferred tax assets of $5.4 million in conjunction with the acquisition of solar income tax credits and other activity, which are not included as a component of deferred tax expense.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest and penalties, in the consolidated financial statements. As of December 31, 2022, based on all known facts and circumstances and current tax law, management believes that there are no material tax positions for which it is reasonably possible that the unrecognized tax benefits will materially increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 13—SEGMENTS

Reportable Segments

In the first quarter of 2022, as a result of the Company’s growth and recent acquisitions, the Company’s executive leadership team, which functions as the Company’s chief operating decision making body, began making decisions and assessing performance based on the following three reportable segments. The reportable segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information.

(i)	Capital Markets (“CM”)—CM provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable CM to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. CM provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors. CM also provides real estate-related investment banking and advisory services, including housing market research.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As part of Agency lending, CM temporarily funds the loans it originates (loans held for sale) before selling them to the Agencies and earns net interest income on the spread between the interest income on the loans and the warehouse interest expense. For Agency loans, CM recognizes the fair value of expected net cash flows from servicing, which represents the right to receive future servicing fees. CM also earns fees for origination of loans for both Agency lending and debt brokerage, fees for property sales and appraisals, and subscription revenue for its housing market research. Direct internal, including compensation, and external costs that are specific to CM are included within the results of this reportable segment.

(ii)	Servicing & Asset Management (“SAM”)—SAM’s activities include: (i) servicing and asset-managing the portfolio of loans the Company (a) originates and sells to the Agencies, (b) brokers to certain life insurance companies, and (c) originates through its principal lending and investing activities, and (ii) managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate.

SAM earns revenue through (i) fees for servicing the loans in the Company’s servicing portfolio, (ii) asset management fees for managing third-party capital invested in funds, primarily LIHTC tax credit funds, and (iii) net interest income on the spread between the interest income on the loans and the warehouse interest expense for loans held for investment. Direct internal, including compensation, and external costs that are specific to SAM are included within the results of this reportable segment.

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company does allocate interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income from operations at each segment, except for significant one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide a summary and reconciliation of each segment’s results for the year ended December 31, 2022, 2021 and 2020.

	As of and for the year ended December 31, 2022
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$345,779	$2,228	$—	$348,007
Fair value of expected net cash flows from servicing, net	191,760	—	—	191,760
Servicing fees	—	300,191	—	300,191
Property sales broker fees	120,582	—	—	120,582
Investment management fees	—	71,931	—	71,931
Net warehouse interest income	9,667	6,110	—	15,777
Escrow earnings and other interest income	—	51,010	1,820	52,830
Other revenues	41,046	75,960	40,669	157,675
Total revenues	$708,834	$507,430	$42,489	$1,258,753

Expenses
Personnel	$485,958	$69,970	$51,438	$607,366
Amortization and depreciation	3,084	225,515	6,432	235,031
Provision (benefit) for credit losses	—	(11,978)	—	(11,978)
Interest expense on corporate debt	8,647	23,621	1,965	34,233
Other operating expenses	11,817	30,738	86,581	129,136
Total expenses	$509,506	$337,866	$146,416	$993,788
Income from operations	$199,328	$169,564	$(103,927)	$264,965
Income tax expense (benefit)	42,153	35,859	(21,978)	56,034
Net income before noncontrolling interests	$157,175	$133,705	$(81,949)	$208,931
Less: net income (loss) from noncontrolling interests	1,097	(5,986)	—	(4,889)
Walker & Dunlop net income	$156,078	$139,691	$(81,949)	$213,820

Total assets	$1,051,437	$2,539,013	$454,909	$4,045,359

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2021
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$440,044	$5,970	$—	$446,014
Fair value of expected net cash flows from servicing, net	287,145	—	—	287,145
Servicing fees	—	278,466	—	278,466
Property sales broker fees	119,981	—	—	119,981
Investment management fees	—	25,637	—	25,637
Net warehouse interest income	14,396	7,712	—	22,108
Escrow earnings and other interest income	—	7,776	374	8,150
Other revenues	20,458	52,916	(1,697)	71,677
Total revenues	$882,024	$378,477	$(1,323)	$1,259,178

Expenses
Personnel	$500,052	$36,412	$67,023	$603,487
Amortization and depreciation	2,877	203,118	4,289	210,284
Provision (benefit) for credit losses	—	(13,287)	—	(13,287)
Interest expense on corporate debt	5,078	1,749	1,154	7,981
Other operating expenses	26,420	11,401	60,834	98,655
Total expenses	$534,427	$239,393	$133,300	$907,120
Income from operations	$347,597	$139,084	$(134,623)	$352,058
Income tax expense (benefit)	85,333	34,144	(33,049)	86,428
Net income before noncontrolling interests	$262,264	$104,940	$(101,574)	$265,630
Less: net income (loss) from noncontrolling interests	70	(202)	—	(132)
Walker & Dunlop net income	$262,194	$105,142	$(101,574)	$265,762

Total assets	$2,263,907	$2,430,137	$511,945	$5,205,989

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2020
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$357,106	$1,955	$—	$359,061
Fair value of expected net cash flows from servicing, net	358,000	—	—	358,000
Servicing fees	—	235,801	—	235,801
Property sales broker fees	38,108	—	—	38,108
Investment management fees	—	10,713	—	10,713
Net warehouse interest income	17,936	11,390	—	29,326
Escrow earnings and other interest income	—	16,948	1,307	18,255
Other revenues	9,335	26,553	(1,445)	34,443
Total revenues	$780,485	$303,360	$(138)	$1,083,707

Expenses
Personnel	$367,668	$29,469	$71,682	$468,819
Amortization and depreciation	70	164,884	4,057	169,011
Provision (benefit) for credit losses	—	37,479	—	37,479
Interest expense on corporate debt	5,773	1,465	1,312	8,550
Other operating expenses	11,988	9,700	47,894	69,582
Total expenses	$385,499	$242,997	$124,945	$753,441
Income from operations	$394,986	$60,363	$(125,083)	$330,266
Income tax expense (benefit)	100,835	15,410	(31,932)	84,313
Net income before noncontrolling interests	$294,151	$44,953	$(93,151)	$245,953
Less: net income (loss) from noncontrolling interests	—	(224)	—	(224)
Walker & Dunlop net income	$294,151	$45,177	$(93,151)	$246,177

Total assets	$2,782,535	$1,431,481	$436,959	$4,650,975

Concentrations

The Company is one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. The Company originates a range of multifamily and other commercial real estate loans that are sold to the Agencies or placed with institutional investors. The Company also services nearly all of the loans it sells to the Agencies and some of the loans that it places with institutional investors. The majority of the Company’s operations involve the delivery and servicing of loan products for its customers through its Capital Markets and Servicing & Asset Management reportable segments, respectively.

As of December 31, 2022 and 2021, no one borrower/key principal accounted for more than 3% and 2%, respectively, of our total risk-sharing loan portfolio.

An analysis of the product concentrations and geographic dispersion that impact the Company’s servicing revenue is shown in the following tables. This information is based on the distribution of the loans serviced for others. The principal balance of the loans serviced for others, by product, as of December 31, 2022, 2021, and 2020 follows:

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of December 31,
Customers of Loan Servicing Portfolio (in thousands)	2022	2021	2020
Fannie Mae	$59,226,168	$53,401,457	$48,818,185
Freddie Mac	37,819,256	37,138,836	37,072,587
Ginnie Mae-HUD	9,868,453	9,889,289	9,606,506
Other	16,219,978	15,270,982	11,714,694
Total	$123,133,855	$115,700,564	$107,211,972

The percentage of unpaid principal balance of the loans serviced for others as of December 31, 2022, 2021, and 2020 by geographical area is shown in the following table. No other state accounted for more than 5% of the unpaid principal balance and related servicing revenues in any of the years presented. The Company does not have any servicing operations outside of the United States.

	Percent of Total UPB as of December 31,
Loan Servicing Portfolio Concentration by State	2022	2021	2020
California	16.1%	16.1%	16.2%
Texas	11.7	8.6	8.8
Florida	10.5	10.0	10.4
Georgia	5.8	5.9	5.9
All other states	55.9	59.4	58.7
Total	100.0%	100.0%	100.0%

NOTE 14—LEASES

Right-of-use (“ROU”) assets and lease liabilities associated with the Company’s operating leases are recorded as Other assets and Other liabilities, respectively, in the Consolidated Balance Sheet. As of December 31, 2022, our leases have terms varying in duration, with the longest term ending in 2036.

The following table presents information about the Company’s lease arrangements:

	For year ended December 31,
Operating Lease Arrangements (dollars in thousands)	2022	2021	2020
Operating Leases
Right-of-use assets	$60,830	$24,825	$17,405
Lease Liabilities	79,623	29,523	22,579
Weighted-average remaining lease term	10.2 years	4.0 years	3.2 years
Weighted-average discount rate	2.9%	3.3%	4.6%

Operating Lease Expenses
Single lease costs	$16,371	$9,435	$8,856
Cash paid for amounts included in the measurement of lease liabilities	10,093	9,617	8,833
Right-of-use assets obtained in exchange for new lease obligations	54,557	13,215	1,488

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2022 are presented below (in thousands):

Year Ending December 31,
2023	$11,652
2024	9,864
2025	8,224
2026	8,229
Thereafter	55,249
Total lease payments	$93,218
Less imputed interest	(13,595)
Total	$79,623

NOTE 15 – OTHER ASSETS AND LIABILITIES

The following table is a summary of the major components of other assets as of December 31, 2022 and 2021.

	As of December 31,
Components of Other Assets (in thousands)	2022	2021
Equity-method investments	$198,848	$164,864
Derivative assets	17,636	37,364
Right of use asset	60,830	24,825
Property and equipment, net	33,928	72,744
Prepaid expenses	98,587	85,767
All other	48,046	16,546
Total	$457,875	$402,110

The following table is a summary of the major components of other liabilities as of December 31, 2022 and 2021.

	As of December 31,
Components of Other Liabilities (in thousands)	2022	2021
Contingent consideration liabilities	$200,346	$125,808
Derivative liabilities	2,076	6,403
Lease liability	79,623	29,523
Guaranty obligation, net	43,950	47,378
Accrued expenses	115,878	160,717
All other	112,284	125,584
Total	$554,157	$495,413

NOTE 16—OTHER REVENUES AND OTHER OPERATING EXPENSES

The following table is a summary of the major components of other operating expenses for the years ended December 31, 2022, 2021, and 2020.

	For the year ended December 31,
Components of Other Revenues (in thousands)	2022	2021	2020
Prepayment fees	$26,451	$40,138	$22,031
Assumption and application fees	9,073	10,811	8,766
Housing market research subscription revenue (1)	21,852	8,744	—
Syndication and other LIHTC revenue (2)	36,757	6,706	—
Apprise revaluation gain (3)	39,641	—	—
All other	23,901	5,278	3,646
Total	$157,675	$71,677	$34,443

(1) Housing market research subscription revenue generated from Zelman which was acquired in July 2021.

(2) Syndication and other LIHTC revenue generated from Alliant which was acquired in December 2021.

(3) One-time non-cash remeasurement gain of Apprise in 2022 from the GeoPhy acquisition (as discussed in NOTE 7).

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the major components of other operating expenses for the years ended December 31, 2022, 2021, and 2020.

	For the year ended December 31,
Components of Other Operating Expenses (in thousands)	2022	2021	2020
Professional fees	$35,428	$26,920	$18,345
Travel and entertainment	15,742	7,203	4,685
Rent (1)	18,832	11,262	10,486
Marketing and preferred broker	14,840	12,526	9,139
Office and software expenses	24,145	15,056	17,360
All other	20,149	25,688	9,567
Total	$129,136	$98,655	$69,582

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

The Company may purchase an investor’s partnership interest. In these circumstances, the Company assesses whether its new ownership percentage could potentially be significant to the VIE. When the Company determines the new ownership percentage is significant, it consolidates the fund as the Company is the primary beneficiary. As of both December 31, 2022 and 2021, the assets and liabilities of the consolidated funds were immaterial.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$201	$—
Restricted cash	1,532	—
Receivables, net	33,593	—
Other Assets	49,768	54,880
Total assets of consolidated VIEs	$85,094	$54,880

Liabilities:
Other liabilities	$39,148	$36,480
Total liabilities of consolidated VIEs	$39,148	$36,480

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	December 31, 2022	December 31, 2021
Assets
Committed investments in tax credit equity	$254,154	$177,322
Other assets: Equity-method investments	57,981	74,997
Total interests in nonconsolidated VIEs	$312,135	$252,319

Liabilities
Commitments to fund investments in tax credit equity	$239,281	$162,747
Total commitments to fund nonconsolidated VIEs	$239,281	$162,747

Maximum exposure to losses(1)(2)	$312,135	$252,319

(1)	Prior to the Alliant acquisition in the fourth quarter of 2021, the Company did not have an interest in any VIEs.
(2)	Maximum exposure determined as Total interests in nonconsolidated VIEs. The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(3)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

NOTE 18—RELATED PARTY TRANSACTION

The Company, through its Alliant subsidiaries, has related party loans with its affordable housing project partners, which include property developers and managers. To facilitate the development of affordable housing projects prior to syndication into a tax credit fund, the Company extends pre-development and working capital loans to its partners in affordable housing project partnerships. The outstanding balance of these loans was $69.8 million and $36.6 million as of December 31, 2022 and 2021, respectively, and the related interest income was immaterial for both the years ended December 31, 2022 and 2021. The balance of these receivables is included as Receivables, net in the Consolidated Balance Sheets.