Form 10-Q
period 2023-03-31
Walker & Dunlop, Inc.
filed 2023-05-04
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, there were 33,340,461 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$188,389	$225,949
Restricted cash	20,504	17,676
Pledged securities, at fair value	165,081	157,282
Loans held for sale, at fair value	934,991	396,344
Loans held for investment, net	180,890	200,247
Mortgage servicing rights	946,406	975,226
Goodwill	959,712	959,712
Other intangible assets	194,208	198,643
Receivables, net	224,776	202,251
Committed investments in tax credit equity	207,750	254,154
Other assets	470,345	457,875
Total assets	$4,493,052	$4,045,359

Liabilities
Warehouse notes payable	$1,031,277	$537,531
Notes payable	777,311	704,103
Allowance for risk-sharing obligations	33,087	44,057
Commitments to fund investments in tax credit equity	196,522	239,281
Other liabilities	739,759	803,558
Total liabilities	$2,777,956	$2,328,530

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 32,679 shares at March 31, 2023 and 32,396 shares at December 31, 2022)	327	323
Additional paid-in capital ("APIC")	405,303	412,636
Accumulated other comprehensive income (loss) ("AOCI")	(1,621)	(1,568)
Retained earnings	1,281,119	1,278,035
Total stockholders’ equity	$1,685,128	$1,689,426
Noncontrolling interests	29,968	27,403
Total equity	$1,715,096	$1,716,829
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,493,052	$4,045,359

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenues
Loan origination and debt brokerage fees, net	$47,084	82,310
Fair value of expected net cash flows from servicing, net	30,013	52,730
Servicing fees	75,766	72,681
Property sales broker fees	11,624	23,398
Investment management fees	15,173	14,858
Net warehouse interest income	1	4,773
Escrow earnings and other interest income	30,924	1,803
Other revenues	28,161	66,891
Total revenues	$238,746	$319,444

Expenses
Personnel	$118,613	144,181
Amortization and depreciation	56,966	56,152
Provision (benefit) for credit losses	(10,775)	(9,498)
Interest expense on corporate debt	15,274	6,405
Other operating expenses	24,063	32,214
Total expenses	$204,141	$229,454
Income from operations	$34,605	$89,990
Income tax expense	7,135	19,460
Net income before noncontrolling interests	$27,470	$70,530
Less: net income (loss) from noncontrolling interests	805	(679)
Walker & Dunlop net income	$26,665	$71,209
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	(53)	(970)
Walker & Dunlop comprehensive income	$26,612	$70,239

Basic earnings per share (NOTE 10)	$0.80	$2.14
Diluted earnings per share (NOTE 10)	$0.79	$2.12

Basic weighted-average shares outstanding	32,529	32,219
Diluted weighted-average shares outstanding	32,816	32,617

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31, 2023
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2022	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829
Walker & Dunlop net income	—	—	—	—	26,665	—	26,665
Net income (loss) from noncontrolling interests	—	—	—	—	—	805	805
Other comprehensive income (loss), net of tax	—	—	—	(53)	—	—	(53)
Stock-based compensation - equity classified	—	—	6,664	—	—	—	6,664
Issuance of common stock in connection with equity compensation plans	468	5	3,397	—	—	—	3,402
Repurchase and retirement of common stock	(185)	(1)	(17,394)	—	—	—	(17,395)
Distributions to noncontrolling interest holders	—	—	—	—	—	(600)	(600)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,221)	—	(21,221)
Other activity	—	—	—	—	(2,360)	2,360	—
Balance at March 31, 2023	32,679	$327	$405,303	$(1,621)	$1,281,119	$29,968	$1,715,096

	For the three months ended March 31, 2022
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2021	32,049	$320	$393,022	$2,558	$1,154,252	$28,055	$1,578,207
Walker & Dunlop net income	—	—	—	—	71,209	—	71,209
Net income (loss) from noncontrolling interests	—	—	—	—	—	(679)	(679)
Other comprehensive income (loss), net of tax	—	—	—	(970)	—	—	(970)
Stock-based compensation - equity classified	—	—	10,812	—	—	—	10,812
Issuance of common stock in connection with equity compensation plans	544	5	15,526	—	—	—	15,531
Repurchase and retirement of common stock	(195)	(1)	(27,048)	—	—	—	(27,049)
Noncontrolling interests added due to new consolidations	—	—	(5,303)	—	—	15,490	10,187
Cash dividends paid ($0.60 per common share)	—	—	—	—	(20,077)	—	(20,077)
Balance at March 31, 2022	32,398	$324	$387,009	$1,588	$1,205,384	$42,866	$1,637,171

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income before noncontrolling interests	$27,470	$70,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(30,013)	(52,730)
Change in the fair value of premiums and origination fees	2,536	2,883
Amortization and depreciation	56,966	56,152
Provision (benefit) for credit losses	(10,775)	(9,498)
Gain from revaluation of previously held equity-method investment	—	(39,641)
Originations of loans held for sale	(2,512,635)	(3,185,019)
Proceeds from transfers of loans held for sale	2,001,507	4,198,206
Other operating activities, net	(81,728)	(68,955)
Net cash provided by (used in) operating activities	$(546,672)	$971,928

Cash flows from investing activities
Capital expenditures	$(2,526)	$(11,790)
Purchases of equity-method investments	(11,049)	(5,941)
Purchases of pledged available-for-sale ("AFS") securities	—	(7,010)
Proceeds from prepayment and sale of pledged AFS securities	2,797	1,672
Investments in joint ventures	—	(5,040)
Distributions from joint ventures	733	9,241
Acquisitions, net of cash received	—	(78,465)
Originations of loans held for investment	(139)	(107)
Principal collected on loans held for investment	19,468	53,000
Net cash provided by (used in) investing activities	$9,284	$(44,440)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$516,288	$(1,006,545)
Repayments of interim warehouse notes payable	(14,521)	(11,200)
Repayments of notes payable	(116,046)	(13,759)
Borrowings of notes payable	196,000	—
Proceeds from issuance of common stock	449	153
Repurchase of common stock	(17,395)	(27,049)
Cash dividends paid	(21,221)	(20,077)
Payment of contingent consideration	(25,690)	(17,612)
Distributions to noncontrolling interest holders	(600)	—
Debt issuance costs	(3,460)	(567)
Net cash provided by (used in) financing activities	$513,804	$(1,096,656)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(23,584)	$(169,168)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	258,283	393,180
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$234,699	$224,012

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$26,393	$13,037
Cash paid for income taxes	1,236	1,290

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Supplemental Disclosure of Non-Cash Activity:
Issuance of common stock to settle compensation liabilities	2,953	6,551
Issuance of common stock to settle contingent consideration liabilities (NOTE 7)	—	8,750
Net increase in total equity due to consolidations of tax credit entities (NOTE 10)	—	10,187
Net increase in total assets due to consolidations of tax credit entities (NOTE 10)	—	13,746
Net increase in total liabilities due to consolidations of tax credit entities (NOTE 10)	—	3,559
Forgiveness of receivables related to acquisitions	—	5,404
Additions of contingent consideration liabilities from acquisitions (NOTE 7)	—	119,000

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or thereafter.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2023. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2023. On April 17, 2023, the Company completed a workforce reduction of approximately 8% of its then full-time employees in response to continued challenges in the commercial real estate financing and services market as disclosed on its Current Report on Form 8-K filed that day. There have been no other subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, including the allowance for risk-

sharing obligations, initial fair value of capitalized mortgage servicing rights, and the initial and recurring fair value assessments of contingent consideration liabilities. Actual results may vary from these estimates.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. The Company has credit risk exclusively on loans secured by multifamily real estate, with no exposure to any other sector of commercial real estate, including office, retail, industrial and hospitality. Provision (benefit) for credit losses consisted of the following activity for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
Components of Provision (Benefit) for Credit Losses (in thousands)	2023	2022
Provision (benefit) for loan losses	$195	$(106)
Provision (benefit) for risk-sharing obligations	(10,970)	(9,392)
Provision (benefit) for credit losses	$(10,775)	$(9,498)

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

As of March 31, 2023, Loans held for investment, net consisted of eight loans with an aggregate $187.5 million of unpaid principal balance less $0.3 million of net unamortized deferred fees and costs and $6.3 million of allowance for loan losses. As of December 31, 2022, Loans held for investment, net consisted of nine loans with an aggregate $206.8 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $6.2 million of allowance for loan losses.

One loan held for investment with an unpaid principal balance of $14.7 million was delinquent and on non-accrual status as of March 31, 2023 and December 31, 2022. The Company had $5.9 million in collateral-based reserves for this loan as of both March 31, 2023 and December 31, 2022 and has not recorded any interest related to this loan since it went on non-accrual status. All other loans were current as of March 31, 2023 and December 31, 2022. The amortized cost basis of loans that were current as of March 31, 2023 and December 31, 2022 was $172.5 million and $191.7 million, respectively. As of March 31, 2023, $3.5 million, $143.0 million and $26.3 million of the loans that were current were originated in 2022, 2021 and 2019, respectively. No loans originated in 2023 or 2020 were outstanding as of March 31, 2023. Prior to 2019, the Company had not experienced any delinquencies related to loans held for investment.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of March 31, 2023 and 2022 and December 31, 2022 and 2021.

	March 31,		December 31,
(in thousands)	2023	2022	2022	2021
Cash and cash equivalents	$188,389	$141,375	$225,949	$305,635
Restricted cash	20,504	41,584	17,676	42,812
Pledged cash and cash equivalents (NOTE 9)	25,806	41,053	14,658	44,733
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$234,699	$224,012	$258,283	$393,180

Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were $1.5 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also occasionally fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three months ended March 31, 2023 and 2022 are the following components:

	For the three months ended
	March 31,
Components of Net Warehouse Interest Income (in thousands)	2023	2022
Warehouse interest income - loans held for sale	$6,312	$8,863
Warehouse interest expense - loans held for sale	(8,001)	(5,333)
Net warehouse interest income (expense) - loans held for sale	$(1,689)	$3,530

Warehouse interest income - loans held for investment	$4,195	$2,350
Warehouse interest expense - loans held for investment	(2,505)	(1,107)
Net warehouse interest income - loans held for investment	$1,690	$1,243

Total net warehouse interest income	$1	$4,773

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $3.3 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively.

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

The majority of the Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority all of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
Description (in thousands)	2023	2022	Statement of income line item
Certain loan origination fees	$14,029	$37,365	Loan origination and debt brokerage fees, net
Property sales broker fees	11,624	23,398	Property sales broker fees
Investment management fees	15,173	14,858	Investment management fees
Application fees, appraisal revenues, subscription revenues, other revenues from LIHTC operations, and other revenues	22,538	13,447	Other revenues
Total revenues derived from contracts with customers	$63,364	$89,068

Litigation—In the ordinary course of business, the Company may be party to various claims and litigation, none of which the Company believes is material, and the Company has accrued its best estimate of any probable impacts from pending litigation in its Condensed Consolidated Financial Statements. The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties, and other costs, and the Company’s reputation and business may be impacted. The Company believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on its business, results of operations, liquidity, or financial condition.

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the Company’s 2022 Form 10-K. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of March 31, 2023.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year    presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both March 31, 2023 and December 31, 2022. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at March 31, 2023 would be a decrease in the fair value of $43.4 million to the MSRs outstanding as of March 31, 2023.

The impact of a 200-basis point increase in the discount rate at March 31, 2023 would be a decrease in the fair value of $83.9 million to the MSRs outstanding as of March 31, 2023.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to MSRs for the three months ended March 31, 2023 and 2022 follows:

	For the three months ended
	March 31,
Roll Forward of MSRs (in thousands)	2023	2022
Beginning balance	$975,226	$953,845
Additions, following the sale of loan	24,030	76,854
Amortization	(49,442)	(46,357)
Pre-payments and write-offs	(3,408)	(7,788)
Ending balance	$946,406	$976,554

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of March 31, 2023 and December 31, 2022:

Components of MSRs (in thousands)	March 31, 2023	December 31, 2022
Gross value	$1,663,933	$1,659,185
Accumulated amortization	(717,527)	(683,959)
Net carrying value	$946,406	$975,226

The expected amortization of MSRs shown in the Condensed Consolidated Balance Sheet as of March 31, 2023 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Nine Months Ending December 31,
2023	$143,146
Year Ending December 31,
2024	$176,366
2025	153,355
2026	127,756
2027	108,636
2028	88,482
Thereafter	148,665
Total	$946,406

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae DUS program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Substantially all loans sold under the Fannie Mae DUS program contain modified or full-risk sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for Current Expected Credit Losses (“CECL”) for all loans in its Fannie Mae at-risk servicing portfolio and also records collateral-based reserves as necessary and presents this combined loss reserve as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2023 and 2022 follows:

	For the three months ended
	March 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2023	2022
Beginning balance	$44,057	$62,636
Provision (benefit) for risk-sharing obligations	(10,970)	(9,392)
Write-offs	—	—
Ending balance	$33,087	$53,244

The Company assesses several factors impacting the current and expected unemployment rate, macroeconomic conditions and multifamily market to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historic loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance and provision impact as of and for the quarters ended March 31, 2023 and 2022 follows.

	As of and for the three months ended
	March 31,
CECL Calculation Details and Provision Impact	2023	2022
Forecast-period loss rate (in basis points)	2.3	3.0
Reversion-period loss rate (in basis points)	1.5	2.0
Historical loss rate (in basis points)	0.6	1.2
At-risk Fannie Mae servicing portfolio UPB (in billions)	$54.5	$49.7
CECL allowance (in millions)	$28.7	$42.5
Provision (benefit) for risk-sharing obligations (in millions)	$(11.0)	$(9.4)

During the first quarters of 2023 and 2022, the Company updated its 10-year look-back period resulting in loss data from earlier periods being replaced with more recent loss data. The look-back period updates resulted in the historical loss rate factor decreasing and the benefit for risk-sharing obligations as noted in the table above. The Company also slightly increased its forecast-period loss rate to incorporate its current economic expectations over the next year during the three months ended March 31, 2023. For the three months ended March 31, 2022, no adjustment was made to the forecast-period loss rate.

The weighted average remaining life of the at-risk Fannie Mae servicing portfolio as of March 31, 2023 was 7.0 years compared to 7.2 years as of December 31, 2022.

Two loans had aggregate collateral-based reserves of $4.4 million as of both March 31, 2023 and December 31, 2022.

As of March 31, 2023 and 2022, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $11.1 billion and $10.2 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $124.6 billion as of March 31, 2023 compared to $123.1 billion as of December 31, 2022.

As of March 31, 2023 and December 31, 2022 custodial escrow accounts relating to loans serviced by the Company totaled $2.2 billion and $2.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow balances, presented within Escrow earnings and other interest income in the Condensed Consolidated Statements of Income. The Company places these deposits with financial institutions that meet the requirements of the Agencies, and where it believes the risk of loss to be minimal. In light of recent failures and risks within the regional banking sector, the Company has allocated its deposits to maximize protections provided by the Federal Deposit Insurance Corporation (“FDIC”). However, certain cash deposits exceed FDIC insurance limits, and to the extent that exposure exists, the Company has mitigated that risk by holding uninsured deposit balances at large money center financial institutions.

NOTE 6—WAREHOUSE NOTES PAYABLE AND NOTES PAYABLE

As of March 31, 2023, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of financings on acceptable terms.

Additionally, as of March 31, 2023, the Company has arranged for warehouse lines of credit in the amount of $0.5 billion with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate loans held for investment depends upon market conditions and its ability to secure and maintain these types of financings on acceptable terms.

The interest rate for all our warehouse facilities and debt is based on either an Adjusted Term Secured Overnight Financing Rate (“SOFR”) or London Interbank Offered Rate (“LIBOR”). The Company has updated all its debt agreements with warehouse facility providers to include fallback language governing the transition from LIBOR to SOFR and have already transitioned all but one warehouse facility to SOFR.

The maximum amount and outstanding borrowings under Warehouse notes payable as of March 31, 2023 follows:

	March 31, 2023
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$168,150	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	176,022	SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	306,491	SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	48,818	SOFR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	57,860	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,825,000	$2,040,000	$3,865,000	$757,341
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	143,338
Total Agency Warehouse Facilities	$1,825,000	$3,540,000	$5,365,000	$900,679

Interim Warehouse Facility #1	$135,000	$—	$135,000	$—	SOFR plus 1.80%
Interim Warehouse Facility #2	100,000	—	100,000	—	SOFR plus 1.35% to 1.85%
Interim Warehouse Facility #3	200,000	—	200,000	112,489	30-day LIBOR plus 1.75% to 3.25%
Interim Warehouse Facility #4	19,810	—	19,810	18,410	SOFR plus 3.11%
Total National Bank Interim Warehouse Facilities	$454,810	$—	$454,810	$130,899
Debt issuance costs	—	—	—	(301)
Total warehouse facilities	$2,279,810	$3,540,000	$5,819,810	$1,031,277
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2023, the following amendments to the Company’s Warehouse Facilities and Term Debt were executed in the normal course of business to support the growth of the Company’s business. The Company had a note payable through its wholly-owned subsidiary, Alliant, which had an outstanding balance of $114.5 million as of December 31, 2022. As noted below, on January 12, 2023, the Company repaid the Alliant note payable in full with proceeds from the Incremental Term Loan (as defined below).

Warehouse Facilities

During April 2023, the Company executed an amendment to Agency Warehouse Facility #2 that extended the maturity date to April 12, 2024. No other material modifications have been made to the agreement during 2023.

No other material modifications have been made to the Agency or Interim Warehouse Facilities during the year.

Notes payable

Incremental Term Loan

As of December 31, 2022, the Company had a senior secured credit agreement (the “Credit Agreement”) that provided for a $600 million term loan (the “Term Loan”). On January 12, 2023, the Company entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an increment term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan, bears interest at a rate equal to SOFR plus 300 basis points, and matures on December 16, 2028. The Company used approximately $115.9 million of the proceeds to pay off the Alliant note payable, accrued interest, and other fees. The Company is obligated to make principal payments on the Incremental Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Incremental Term Loan on the last business day of each March, June, September, and December that commences on June 30, 2023.

The warehouse notes payable and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants. As a result of the expected transition from LIBOR, the Company has transitioned all of its debt agreements to a SOFR-based benchmark or has included fallback language to govern the transition from 30-day LIBOR to an alternative reference rate.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

A summary of the Company’s goodwill for the three months ended March 31, 2023 and 2022 follows:

	For the three months ended
	March 31,
Roll Forward of Goodwill (in thousands)	2023	2022
Beginning balance	$959,712	$698,635
Additions from acquisitions	—	213,874
Measurement-period adjustments	—	(3,765)
Impairment	—	—
Ending balance	$959,712	$908,744

The following table shows goodwill by reportable segments as of March 31, 2023 and December 31, 2022.

	As of	As of
Goodwill by Reportable Segment (in thousands)	March 31, 2023	December 31, 2022
Capital Markets	$520,191	$520,191
Servicing & Asset Management	439,521	439,521
Corporate	—	—
Ending balance	$959,712	$959,712

Other Intangible Assets

Activity related to other intangible assets for the three months ended March 31, 2023 and 2022 follows:

	For the three months ended
	March 31,
Roll Forward of Other Intangible Assets (in thousands)	2023	2022
Beginning balance	$198,643	$183,904
Additions from acquisitions	—	31,000
Amortization	(4,435)	(3,499)
Ending balance	$194,208	$211,405

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of March 31, 2023 and December 31, 2022:

Components of Other Intangible Assets (in thousands)	March 31, 2023	December 31, 2022
Gross value	$220,682	$220,682
Accumulated amortization	(26,474)	(22,039)
Net carrying value	$194,208	$198,643

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of March 31, 2023 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Nine Months Ending December 31,
2023	$12,828
Year Ending December 31,
2024	$16,206
2025	16,206
2026	16,206
2027	16,206
2028	16,206
Thereafter	100,350
Total	$194,208

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the three months ended March 31, 2023 and 2022 follows:

	For the three months ended
	March 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2023	2022
Beginning balance	$200,346	$125,808
Additions	—	119,000
Accretion	177	359
Payments	(25,690)	(26,438)
Ending balance	$174,833	$218,729

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

The recognition of the contingent consideration liability for the GeoPhy acquisition in the first quarter of 2022 is non-cash, and thus not reflected in the amount of cash consideration paid on the Condensed Consolidated Statements of Cash Flows. In addition, $8.8 million of the payments settling contingent consideration liabilities included in the table above for the three months ended March 31, 2022 were from the issuance of the Company’s common stock, a non-cash transaction.

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

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is impairment and for disclosure purposes (NOTE 3). The Company's MSRs do not trade in an active, open market with readily observable prices. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated revenue from escrow accounts, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that market participants consider in valuing MSR assets. MSRs are carried at the lower of amortized cost or fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments with borrowers and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the applicable U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.
●	Contingent Consideration Liabilities— Contingent consideration liabilities from acquisitions are recognized at fair value and subsequently remeasured using a Monte Carlo simulation that uses updated management forecasts and current valuation assumptions and discount rates. The Company determines the fair value of each contingent consideration liability based on probability of achievement, which incorporates management estimates. As a result, the Company classifies these liabilities as Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
March 31, 2023
Assets
Loans held for sale	$—	$934,991	$—	$934,991
Pledged securities	25,806	139,275	—	165,081
Derivative assets	—	—	14,531	14,531
Total	$25,806	$1,074,266	$14,531	$1,114,603

Liabilities
Derivative liabilities	$—	$—	$22,260	$22,260
Contingent consideration liabilities	—	—	174,833	174,833
Total	$—	$—	$197,093	$197,093

December 31, 2022
Assets
Loans held for sale	$—	$396,344	$—	$396,344
Pledged securities	14,658	142,624	—	157,282
Derivative assets	—	—	17,636	17,636
Total	$14,658	$538,968	$17,636	$571,262

Liabilities
Derivative liabilities	$—	$—	$2,076	$2,076
Contingent consideration liabilities	—	—	200,346	200,346
Total	$—	$—	$202,422	$202,422

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2023 and 2022.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
Derivative Assets and Liabilities, net (in thousands)	2023	2022
Beginning balance	$15,560	$30,961
Settlements	(100,386)	(66,378)
Realized gains recorded in earnings(1)	84,826	35,417
Unrealized gains (losses) recorded in earnings(1)	(7,729)	99,623
Ending balance	$(7,729)	$99,623
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2023:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Derivative assets	$14,531	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$22,260	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$174,833	Monte Carlo Simulation	Probability of earn-out achievement	64% - 100%	77%
(1)	Significant increases in this input may lead to significantly lower fair value measurements.
(2)	Contingent consideration weighted based on maximum gross earn-out amount.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2023 and December 31, 2022 are presented below:

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$188,389	$188,389	$225,949	$225,949
Restricted cash	20,504	20,504	17,676	17,676
Pledged securities	165,081	165,081	157,282	157,282
Loans held for sale	934,991	934,991	396,344	396,344
Loans held for investment, net	180,890	181,646	200,247	200,900
Derivative assets(1)	14,531	14,531	17,636	17,636
Total financial assets	$1,504,386	$1,505,142	$1,015,134	$1,015,787

Financial Liabilities:
Derivative liabilities(2)	$22,260	$22,260	$2,076	$2,076
Contingent consideration liabilities(2)	174,833	174,833	200,346	200,346
Warehouse notes payable	1,031,277	1,031,578	537,531	538,134
Notes payable	777,311	792,500	704,103	708,546
Total financial liabilities	$2,005,681	$2,021,171	$1,444,056	$1,449,102
(1)	Included as a component of Other Assets on the Condensed Consolidated Balance Sheet.
(2)	Included as a component of Other Liabilities on the Condensed Consolidated Balance Sheet.

The following methods and assumptions were used for recurring fair value measurements as of March 31, 2023 and December 31, 2022.

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

Contingent Consideration Liabilities— Consists of the estimated fair values of expected future earn-out payments related to acquisitions completed over the past several years. The earn-out liabilities are valued using a Monte Carlo simulation analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earn-out achievement, volatility rates, and discount rate, to determine the expected earn-out cash flows. The probability of the earn-out achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2023 and December 31, 2022:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2023
Rate lock commitments	$382,230	$11,583	$2,356	$13,939	$13,939	$—	$—
Forward sale contracts	1,286,072	—	(21,668)	(21,668)	592	(22,260)	—
Loans held for sale	903,842	11,837	19,312	31,149	—	—	31,149
Total		$23,420	$—	$23,420	$14,531	$(22,260)	$31,149

December 31, 2022
Rate lock commitments	$376,870	$12,349	$(4,495)	$7,854	$7,854	$—	$—
Forward sale contracts	769,585	—	7,706	7,706	9,782	(2,076)	—
Loans held for sale	392,715	6,840	(3,211)	3,629	—	—	3,629
Total		$19,189	$—	$19,189	$17,636	$(2,076)	$3,629

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of March 31, 2023. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2023 collateral requirements as outlined above. As of March 31, 2023, reserve requirements for the DUS loan portfolio will require the Company to fund $75.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of March 31, 2023. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of March 31, 2023, the net worth requirement was $287.3 million, and the Company's net worth, as defined in the requirements, was $1.0 billion, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2023, the Company was required to maintain at least $57.2 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $164.5 million as of March 31, 2023, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of March 31, 2023 and 2022 and December 31, 2022 and 2021:

	March 31,		December 31,
Pledged Securities (in thousands)	2023	2022	2022	2021
Restricted cash	$8,536	$4,099	$5,788	$3,779
Money market funds	17,270	36,954	8,870	40,954
Total pledged cash and cash equivalents	$25,806	$41,053	$14,658	$44,733
Agency MBS	139,275	107,594	142,624	104,263
Total pledged securities, at fair value	$165,081	$148,647	$157,282	$148,996

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. When the fair value of Agency MBS is lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS whose fair value is less than the carrying value, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table provides additional information related to the Agency MBS as of March 31, 2023 and December 31, 2022:

Fair Value and Amortized Cost of Agency MBS (in thousands)	March 31, 2023	December 31, 2022
Fair value	$139,275	$142,624
Amortized cost	141,302	144,801
Total gains for securities with net gains in AOCI	643	797
Total losses for securities with net losses in AOCI	(2,670)	(2,974)
Fair value of securities with unrealized losses	114,010	118,565

Ten of the pledged securities with a fair value of $37.7 million, an amortized cost of $39.5 million, and a net unrealized loss of $1.8 million have been in a continuous unrealized loss position for more than 12-months, with the unrealized losses driven primarily by widening investor spreads as a result of the rapid increase in interest rates and related market uncertainty over the last 12 months. All ten securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments. The Company concluded that an allowance for credit losses is not warranted, as the Company does not intend to sell the securities and does not believe it would be required to sell the securities, and as they carry the guarantee of payment from the Agencies.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	March 31, 2023
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	15,345	15,403
After five years through ten years	102,288	102,719
After ten years	21,642	23,180
Total	$139,275	$141,302

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2023 and 2022 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended March 31,
EPS Calculations (in thousands, except per share amounts)	2023	2022
Calculation of basic EPS
Walker & Dunlop net income	$26,665	$71,209
Less: dividends and undistributed earnings allocated to participating securities	707	2,172
Net income applicable to common stockholders	$25,958	$69,037
Weighted-average basic shares outstanding	32,529	32,219
Basic EPS	$0.80	$2.14

Calculation of diluted EPS
Net income applicable to common stockholders	$25,958	$69,037
Add: reallocation of dividends and undistributed earnings based on assumed conversion	1	19
Net income allocated to common stockholders	$25,959	$69,056
Weighted-average basic shares outstanding	32,529	32,219
Add: weighted-average diluted non-participating securities	287	398
Weighted-average diluted shares outstanding	32,816	32,617
Diluted EPS	$0.79	$2.12

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three months ended March 31, 2023, 368 thousand average restricted shares were excluded from the computation of diluted EPS under the treasury-stock method. For the three months ended March 31, 2022, an immaterial number of average restricted shares were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive, as the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented.

The following non-cash transactions did not impact the amount of cash paid on the Condensed Consolidated Statements of Cash Flows. During the first quarter of 2022, the operating agreement of three of the Company’s tax-credit-related joint ventures changed. The Company reconsidered its consolidation conclusion based on these changes and concluded that the joint ventures should be consolidated, resulting in a $5.3 million reduction in APIC and $15.5 million of noncontrolling interests consolidated as shown on the Consolidated Statements of Changes in Equity for the three months ended March 31, 2022. The consolidation also resulted in a $35.0 million increase in Receivables, net, a $21.3 million reduction in Other assets, and a $3.6 million increase in Other liabilities.

In February 2023, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2023. During the first quarter of 2023, the Company did not repurchase any shares of its common stock under the share repurchase program. As of March 31, 2023, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2023 share repurchase program.

During the first quarter of 2023, the Company paid a dividend of $0.63 per share. On May 3, 2023, the Company’s Board of Directors declared a dividend of $0.63 per share for the second quarter of 2023. The dividend will be paid on June 2, 2023 to all holders of record of the Company’s restricted and unrestricted common stock as of May 18, 2023.

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

NOTE 11—SEGMENTS

The Company’s executive leadership team, which functions as the Company’s chief operating decision making body, makes decisions and assesses performance based on the following three reportable segments. The reportable segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information.

(i)	Capital Markets (“CM”)—CM provides a comprehensive range of commercial real estate finance products to its customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable CM to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. CM provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors. CM also provides real estate-related investment banking and advisory services, including housing market research.

As part of Agency lending, CM temporarily funds the loans it originates (loans held for sale) before selling them to the Agencies and earns net interest income on the spread between the interest income on the loans and the warehouse interest expense. For Agency loans, CM recognizes the fair value of expected net cash flows from servicing, which represents the right to receive future servicing fees. CM also earns fees for origination of loans for both Agency lending and debt brokerage, fees for property sales, appraisals, and investment banking and advisory services, and subscription revenue for its housing market research. Direct internal, including compensation, and external costs that are specific to CM are included within the results of this reportable segment.

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

The following tables provide a summary and reconciliation of each segment’s results for the three months ended March 31, 2023 and 2022 and total assets as of March 31, 2023 and 2022.

	As of and for the three months ended March 31, 2023
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$46,956	$128	$—	$47,084
Fair value of expected net cash flows from servicing, net	30,013	—	—	30,013
Servicing fees	—	75,766	—	75,766
Property sales broker fees	11,624	—	—	11,624
Investment management fees	—	15,173	—	15,173
Net warehouse interest income	(1,689)	1,690	—	1
Escrow earnings and other interest income	—	28,824	2,100	30,924
Other revenues	17,100	11,615	(554)	28,161
Total revenues	$104,004	$133,196	$1,546	$238,746

Expenses
Personnel	$90,462	$15,341	$12,810	$118,613
Amortization and depreciation	1,186	54,010	1,770	56,966
Provision (benefit) for credit losses	—	(10,775)	—	(10,775)
Interest expense on corporate debt	4,269	9,582	1,423	15,274
Other operating expenses	5,644	1,480	16,939	24,063
Total expenses	$101,561	$69,638	$32,942	$204,141
Income from operations	$2,443	$63,558	$(31,396)	$34,605
Income tax expense (benefit)	504	13,104	(6,473)	7,135
Net income before noncontrolling interests	$1,939	$50,454	$(24,923)	$27,470
Less: net income (loss) from noncontrolling interests	1,435	(630)	—	805
Walker & Dunlop net income	$504	$51,084	$(24,923)	$26,665

Total assets	$1,586,339	$2,484,437	$422,276	$4,493,052

	As of and for the three months ended March 31, 2022
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$81,823	$487	$—	$82,310
Fair value of expected net cash flows from servicing, net	52,730	—	—	52,730
Servicing fees	—	72,681	—	72,681
Property sales broker fees	23,398	—	—	23,398
Investment management fees	—	14,858	—	14,858
Net warehouse interest income	3,530	1,243	—	4,773
Escrow earnings and other interest income	—	1,758	45	1,803
Other revenues	7,336	15,466	44,089	66,891
Total revenues	$168,817	$106,493	$44,134	$319,444

Expenses
Personnel	$104,959	$16,664	$22,558	$144,181
Amortization and depreciation	56	54,893	1,203	56,152
Provision (benefit) for credit losses	—	(9,498)	—	(9,498)
Interest expense on corporate debt	1,523	4,536	346	6,405
Other operating expenses	7,201	5,029	19,984	32,214
Total expenses	$113,739	$71,624	$44,091	$229,454
Income from operations	$55,078	$34,869	$43	$89,990
Income tax expense (benefit)	11,911	7,540	9	19,460
Net income before noncontrolling interests	$43,167	$27,329	$34	$70,530
Less: net income (loss) from noncontrolling interests	65	(744)	—	(679)
Walker & Dunlop net income	$43,102	$28,073	$34	$71,209

Total assets	$1,475,655	$2,495,729	$368,247	$4,339,631

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

A detailed discussion of the Company’s accounting policies regarding the consolidation of VIEs and significant transactions involving VIEs is included in NOTE 2 and NOTE 17 of the Company’s 2022 Form 10-K.

As of March 31, 2023 and December 31, 2022, the assets and liabilities of the consolidated tax credit funds were immaterial.

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$314	$201
Restricted cash	1,532	1,532
Receivables, net	33,321	33,593
Other Assets	50,909	49,768
Total assets of consolidated VIEs	$86,076	$85,094

Liabilities:
Other liabilities	$40,622	$39,148
Total liabilities of consolidated VIEs	$40,622	$39,148

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	March 31, 2023	December 31, 2022
Assets
Committed investments in tax credit equity	$207,750	$254,154
Other assets: Equity-method investments	57,466	57,981
Total interests in nonconsolidated VIEs	$265,216	$312,135

Liabilities
Commitments to fund investments in tax credit equity	$196,522	$239,281
Total commitments to fund nonconsolidated VIEs	$196,522	$239,281

Maximum exposure to losses(1)(2)	$265,216	$312,135

(1)	Maximum exposure determined as Total interests in nonconsolidated VIEs. The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,”, “us”, or “our”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	the failure of any bank in which we deposit funds or with which we have a warehouse or other loan funding arrangement or any other adverse developments affecting financial institutions or resulting in sustained financial market illiquidity;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2022 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by new loans to us representing 60% of refinancing volumes and 19% of total transaction volumes coming from new customers for the three months ended March 31, 2023.

We are one of the largest service providers to multifamily operators in the country. We originate, sell, and service a range of multifamily and other commercial real estate financing products, including loans through the programs of the GSEs, and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) (collectively, the “Agencies”). We retain servicing rights and asset management responsibilities on substantially all loans that we originate for the Agencies’ programs. We broker, and occasionally service, loans to commercial real estate operators for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker.

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

We acquired GeoPhy B.V. (“GeoPhy”), a leading commercial real estate technology company based in the Netherlands, in the first quarter of 2022,. We are using GeoPhy’s data analytics and technology development capabilities to accelerate the growth of our small-balance lending platform and our technology-enabled appraisal and valuation platform, Apprise.

Walker & Dunlop, Inc. is a holding company. We conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

Segments

Our executive leadership team, which functions as our chief operating decision making body, makes decisions and assesses performance based on the following three reportable segments: (i) Capital Markets (“CM”), (ii) Servicing & Asset Management (“SAM”), and (iii) Corporate. The reportable segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information. The segments and related services are described in the following paragraphs.

Capital Markets

Capital Markets provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, appraisal and valuation services, and real estate related investment banking and advisory services, including housing market research. Our long-established relationships with the Agencies and institutional investors enable us to offer a broad range of loan products and services to our customers. We provide property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors. Additionally, we earn subscription fees for our housing related research. The primary services within CM are described below.

Agency Lending

We are one of the leading lenders with the Agencies, where we originate and sell multifamily, manufactured housing communities, student housing, affordable housing, seniors housing, and small-balance multifamily loans. For additional information on our Agency Lending services, refer to Item 1. Business in our 2022 Form 10-K.

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

We generally fund our Agency loan products through warehouse facility financing and sell them to investors in accordance with the related loan sale commitment, which we obtain concurrent with rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. We earn net warehouse interest income from loans held for sale while they are outstanding equal to the difference between the note rate on the loan and the cost of borrowing of the warehouse facility. On occasion, our cost of borrowing can exceed the note rate on the loan, resulting in a net interest expense.

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

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance multifamily lending platform, which involves a high volume of transactions with smaller loan balances. In support of this strategy, we acquired GeoPhy during the first quarter of 2022, a leading commercial real estate technology company based in the Netherlands, to support our small-balance lending platform with data analytics and to further advance our technology development capabilities in this area.

Debt Brokerage

Our mortgage bankers who focus on debt brokerage are engaged by borrowers to work with a variety of institutional lenders and banks to find the most appropriate debt and/or equity solution for the borrowers’ needs. These financing solutions are then funded directly by the lender, and we receive an origination fee for our services.

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

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary, Apprise by Walker & Dunlop (“Apprise”). Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and provides appraisal services to a client list that includes many national commercial real estate lenders. Apprise also provides quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country. Prior to the GeoPhy acquisition, we and GeoPhy each owned a 50% interest in Apprise, and we accounted for the interest as an equity-method investment. Subsequent to the GeoPhy acquisition, Apprise is a wholly-owned subsidiary of Walker & Dunlop.

Servicing & Asset Management

Servicing & Asset Management focuses on servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, brokered to certain life insurance companies, and originated through our principal lending and investing activities, and managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn revenue through net interest income on the loans and the warehouse interest expense for loans held for investment. The primary services within SAM are described below.

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

Affordable Housing and Other Commercial Real Estate-related Investment Management Services

Affordable Housing — We provide affordable housing investment management services through our subsidiary, Alliant Capital, Ltd. and its affiliates (“Alliant”). Alliant is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. Alliant serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, Alliant earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

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

Other Commercial Real Estate — Through our subsidiary, Walker & Dunlop Investment Partners (“WDIP”), we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current assets under management (“AUM”) of $1.3 billion primarily consist of five sources: Fund III, Fund IV, Fund V, and Fund VI (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or are reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies are discussed in NOTE 2 of the consolidated financial statements in our 2022 Form 10-K.

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale. The fair value at loan sale (“MSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, escrow earnings, prepayment speed, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs were between 8-14% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for MSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. The estimated net cash flows also include cash flows related to the future earnings on the escrow accounts associated with servicing the loans that are based on an escrow earnings rate assumption. We include a servicing cost assumption to account for our expected costs to service a loan. The servicing cost assumption has had a de minimus impact on the estimate historically. We record an individual MSR asset for each loan at loan sale.

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

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below. We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on economic and unemployment forecasts from a market survey and a blended loss rate from historical periods that we believe reflect the forecast from the survey. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period has been updated to reflect our expectations of the economic conditions over the coming year in relation to the historical period. For example, in the first quarter of 2023, we updated the loss rate used in the forecast period from 2.1 basis points to 2.3 basis points. This change resulted in our forecast-period loss rate increasing from 1.8 times to 3.8 times the historical loss rate factor to reflect our current expectations of the evolving and uncertain macro-economic conditions facing the commercial real estate lending sector. We have made multiple revisions to the loss rate used in the forecast period following the onset of the pandemic in 2020. Changes in the loss rate used in the forecast period have significantly impacted the estimate in the past.

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

The weighted-average annual loss rate is calculated using a 10-year look-back period, utilizing the average portfolio balance and settled losses for each year. A 10-year period is used as we believe that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling 10-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to fall off and as new loss data are added. For example, in the first quarter of 2023, loss data from earlier periods in the look-back period with significantly higher losses fell off and were replaced with more recent loss data with significantly lower losses, resulting in the weighted-average annual loss rate changing from 1.2 basis points to 0.6 basis points. Changes in our expectations and forecasts have materially impacted, and in the future may materially impact, the estimate. In 2022, we had our first loss settlement in six years. We expect another immaterial loss settlement in 2023.

NOTE 4 of the consolidated financial statements outlines adjustments made in the loss rates used to account for the expected economic conditions as of a given period and the related impact on the estimate.

We evaluate our risk-sharing loans on a quarterly basis to determine whether there are loans that are probable of default. Specifically, we assess a loan’s qualitative and quantitative risk factors, such as payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When a loan is determined to be probable of default based on these factors, we remove the loan from the WARM calculation and individually assess the loan for potential credit loss. This assessment requires certain judgments and assumptions to be made regarding the property values and other factors, which may differ significantly from actual results. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial collateral-based reserves have not varied significantly from the final settlement.

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

The aggregate fair value of our contingent consideration liabilities as of March 31, 2023 was $174.8 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of March 31, 2023 was $293.3 million. Over the past two years, we have made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams. The earnouts completed prior to 2021 involved businesses that operated in our core debt financing business and involved substantially smaller amounts of contingent consideration as compared to the two aforementioned acquisitions.

Goodwill. As of both March 31, 2023 and December 31, 2022, we reported goodwill of $959.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually on October 1. Between the annual evaluation time, we will perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. As of March 31, 2023, we continue to believe the goodwill at each of our reporting units is not impaired.

Overview of Current Business Environment

The current high interest rate environment continues to disrupt many sectors of the capital markets, causing significant volatility and uncertainty, including disruption in the commercial real estate lending environment, which is significantly constraining the supply of capital. Due to this uncertainty, our total transaction volumes decreased 47% from the first quarter of 2022, with the largest decreases in our debt brokerage (58%) and HUD originations (67%). The decrease in total transaction volumes also included a decrease in our multifamily property sales (46%) and GSE lending (22%).

The high rate of inflation over the past two years resulted in the Federal Reserve increasing its target Federal Funds Rate by 4.75% from December 2021, with a target range of 4.75% to 5.00% as of March 31, 2023. The Federal Reserve may continue increasing the target range and continue the reduction of its holdings in Treasury securities and Agency mortgage-backed securities (“Agency MBS”) until the inflation rate returns to the Federal Reserve’s long-term target of 2%. The action by the Federal Reserve has resulted in an increase in medium to long-term mortgage interest rates, which form the basis of most of our lending. The increase in the Federal Funds Rate has increased our earnings on escrow balances and cash and cash equivalents, but also increased our borrowing costs for both our warehouse lines and corporate debt.

Additionally, late in the first quarter of 2023 and into the beginning of the second quarter, several regional banks failed and were put in receivership partially due to the high interest rate environment and volatile economic conditions. The resulting instability in the banking sector compounded the already significant turmoil in the capital markets, resulting in additional pull back by traditional banking capital sources and further constraining commercial real estate transaction activity.

As the Federal Reserve continues to combat inflation through higher interest rates and with the turmoil in the banking sector, we expect commercial real estate debt and property sales transaction activity to be depressed in 2023 from the levels we achieved in early 2022. Certain products were impacted more than others, with property sales volumes and debt brokerage executions in non-multifamily asset classes being impacted the most, as banks and life insurance companies reduce their lending activities significantly and increase capital reserves. However, we do not anticipate significant declines, if any, in GSE lending volumes for the rest of 2023 as the GSEs provide liquidity in countercyclical markets. When the broader capital markets tighten, the GSEs historically increase their lending activity to provide liquidity to the multifamily borrowing community as they did throughout 2020 and the second half of 2021. As the largest GSE multifamily lender by volume in 2022, we are well positioned to originate loans for the GSEs in 2023. As interest rates increased rapidly over the last year, and liquidity in the capital markets tightened, we have experienced declines in credit spreads to offset a portion of the interest rate increases on the total cost of borrowing. This has resulted in lower average servicing fees on our new GSE lending over the past year. Although our lending activity with the GSEs is expected to remain relatively stable for the remainder of 2023, we expect the servicing fees on new loans and associated profitability of those executions to remain consistent with levels experienced in the second half of 2022 and lower than long-term historical levels.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2022, the FHFA established Fannie Mae’s and Freddie Mac’s 2023 loan origination caps at $75 billion each for all multifamily business, a 4% decrease from the 2022 caps, but an increase over actual 2022 lending volumes for both Agencies. During the three months ended March 31, 2023, Fannie Mae and Freddie Mac had multifamily origination volumes of $10.2 billion and $6.3 billion, respectively, down 36% and 58%, respectively, from the same period in 2022, leaving a combined $133.5 billion of available lending capacity for the remainder of 2023. A decline in our GSE originations negatively impacts our financial results, as our non-cash MSR revenues decrease disproportionately with debt financing volume and future servicing revenue would be constrained or decline.

Despite volatility in the interest rate environment and declines in commercial real estate lending and property sales, macroeconomic conditions impacting multifamily property fundamentals remained healthy in the first quarter of 2023, with the national unemployment rate remaining low at 3.5% as of March 2023. According to RealPage, a provider of commercial real estate data and analytics, vacancies have risen from their historical low of 2.4% in February 2022 to 5.3% as of March 2023. The historically low vacancy rates form February 2022 were largely considered to be unsustainable form a long-term perspective, and the current vacancy rate represents a return to normal that matches the pre-pandemic decade-long average.

Multifamily property sales volumes declined 74% from the first quarter of 2022 to the first quarter of 2023, according to CoStar. Our multifamily property sales volumes decreased 46% in the first quarter of 2023. We continue to gain market share in the multifamily property sales sector as customers increasingly look to experienced brokers to maximize value in this uncertain environment. Long term, we believe the market fundamentals will continue to be positive for multifamily properties. Over the last several years, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in many geographical areas. Consequently, the fundamentals of the multifamily assets were strong prior to the pandemic, and, when combined with high occupancy and elevated real-estate prices, we expect that market demand for multifamily assets in the long-term will return as this asset class remains an attractive investment option.

Our debt brokerage platform had lower volumes this quarter compared to the first quarter of 2022 due to the volatile interest rate environment and constrained supply of capital from banks, life insurance companies, and securitization markets. As the interest rate environment and banking sector begin to stabilize, we expect capital to slowly return to the market.

As noted above, our debt financing operations with HUD declined compared to the first quarter of 2022. HUD loan volumes accounted for 3% of our total debt financing volumes for the three months ended March 31, 2023, compared to 4% for the three months ended March 31, 2022. The decline in HUD debt financing volumes as a percentage of our total debt financing volumes was driven by lower aggregate HUD lending volumes industry-wide, as the ongoing high interest-rate environment discussed above more acutely impacted the HUD product given the longer lead times associated with HUD executions.

We entered into the Interim Program JV to expand our capacity to originate Interim Program loans beyond the use of our own balance sheet. Demand for transitional lending was strong over the last several years and drove increased competition from lenders, specifically banks, private debt funds, mortgage real estate investment trusts, and life insurance companies. Since the Fed began increasing interest rates a year ago, the supply of capital to transitional lending decreased substantially due to constraints in lending from banks, as well as tightening credit standards for transitional assets. For the three months ended March 31, 2023, we did not originate any Interim Program JV loans, compared to $86.3 million of originations for the same period last year. Given the volatile macroeconomic conditions discussed above we continue to approach our lending activity on transitional assets cautiously. We expect our lending volumes for transitional assets to remain low until economic conditions normalize. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform according to their terms.

Our subsidiary, Alliant, which provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, joint venture development, and community preservation fund management remains the 6th largest LIHTC syndicator despite the economic challenges mentioned above. We continue to approach the affordable housing space with a combined LIHTC syndication and affordable housing service offering that we believe will generate significant long-term financing, property sales, and syndication opportunities. Additionally, as part of FHFA’s 2023 loan origination caps of $150 billion announced in November 2022, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. We expect these initiatives will create additional growth opportunities for both Alliant and our debt financing and property sales teams focused on affordable housing.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2023 and 2022. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended
	March 31,
(dollars in thousands; except per share data)	2023	2022
Transaction Volume:
Components of Debt Financing Volume
Total Debt Financing Volume	$4,825,798	$9,135,017
Property Sales Volume	1,894,682	3,531,690
Total Transaction Volume	$6,720,480	$12,666,707

Key Performance Metrics:
Operating margin	14%	28%
Return on equity	6	19
Walker & Dunlop net income	$26,665	$71,209
Adjusted EBITDA(1)	67,975	62,636
Diluted EPS	0.79	2.12

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	50%	45%
Other operating expenses	10	10

	As of March 31,
Managed Portfolio:	2023	2022
Total Servicing Portfolio	$124,575,919	$116,257,265
Assets under management	16,654,566	16,687,112
Total Managed Portfolio	$141,230,485	$132,944,377
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following tables present period-to-period comparisons of our financial results for the three months ended March 31, 2023 and 2022.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$47,084	$82,310	$(35,226)	(43)%
Fair value of expected net cash flows from servicing, net	30,013	52,730	(22,717)	(43)
Servicing fees	75,766	72,681	3,085	4
Property sales broker fees	11,624	23,398	(11,774)	(50)
Investment management fees	15,173	14,858	315	2
Net warehouse interest income	1	4,773	(4,772)	(100)
Escrow earnings and other interest income	30,924	1,803	29,121	1,615
Other revenues	28,161	66,891	(38,730)	(58)
Total revenues	$238,746	$319,444	$(80,698)	(25)

Expenses
Personnel	$118,613	$144,181	$(25,568)	(18)%
Amortization and depreciation	56,966	56,152	814	1
Provision (benefit) for credit losses	(10,775)	(9,498)	(1,277)	13
Interest expense on corporate debt	15,274	6,405	8,869	138
Other operating expenses	24,063	32,214	(8,151)	(25)
Total expenses	$204,141	$229,454	$(25,313)	(11)
Income from operations	$34,605	$89,990	$(55,385)	(62)
Income tax expense	7,135	19,460	(12,325)	(63)
Net income before noncontrolling interests	$27,470	$70,530	$(43,060)	(61)
Less: net income (loss) from noncontrolling interests	805	(679)	1,484	(219)
Walker & Dunlop net income	$26,665	$71,209	$(44,544)	(63)

Overview

The decrease in revenues was primarily driven by decreases in loan origination and debt brokerage fees, net (“origination fees”), the fair value of expected net cash flows from servicing, net (“MSR income”), property sales broker fees, net warehouse interest income, and other revenues, partially offset by increases in servicing fees and escrow earnings and other interest income. Origination fees and MSR income decreased largely as a result of a 47% decline in overall debt financing volume. Property sales broker fees decreased primarily due to a 46% decline in property sales volume. Net warehouse interest income decreased principally as short-term rates were higher than long-term rates (“inverted yield curve”) during the first quarter of 2023. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Escrow earnings and other interest income increased primarily as a result of a higher escrow earnings rate due to rising short-term interest rates. Other revenues decreased primarily due to a $39.6 million one-time gain from the revaluation of our previously held equity-method investment in Apprise (“Apprise revaluation gain”) in the first quarter of 2022, with no comparable activity in 2023.

The decrease in expenses was due to decreases in personnel costs, other operating expenses, and an increase in the benefit for credit losses, partially offset by an increase in interest expense on corporate debt. Personnel costs decreased largely due to decreases in commission costs as a result of our lower transaction volumes and bonus accruals and share-based compensation due to our financial performance, partially offset by an increase in salaries expense as we had personnel expenses from GeoPhy and Apprise for only a portion of the first quarter of 2022. Other operating expenses decreased primarily as a result of the write off of unamortized debt premium as we paid off a note payable at one of our subsidiaries and decreases in travel and entertainment costs and professional fees as a result of our cost reduction initiatives. The increase in the benefit for credit losses was due to a reduction in the historical loss rate factor. Interest expense on corporate debt increased due to (i) an increase in interest rates as our corporate debt has a floating rate, (ii) an increase in the outstanding balance of corporate debt, and (iii) an increase the balance of our corporate debt subject to floating interest rates as we replaced the fixed-rate debt of one of our subsidiaries with floating-rate debt.

Income Tax Expense. The decrease in income tax expense primarily relates to a 62% decrease in income from operations, and a 70-basis point decrease in the estimated annual effective tax rate due primarily to a substantial decrease in expected annual executive variable compensation, partially offset by a $3.4 million decrease in realizable excess tax benefits.

A discussion of the financial results for our segments is included further below.

Non-GAAP Financial Measure

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses net of write-offs, stock-based incentive compensation charges, the fair value of expected net cash flows from servicing, net, the write off of the unamortized balance of premium associated with the repayment of a portion of our corporate debt, and the gain from revaluation of a previously held equity-method investment. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended
	March 31,
(in thousands)	2023	2022
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$26,665	$71,209
Income tax expense	7,135	19,460
Interest expense on corporate debt	15,274	6,405
Amortization and depreciation	56,966	56,152
Provision (benefit) for credit losses	(10,775)	(9,498)
Net write-offs	—	—
Share-based compensation expense	7,143	11,279
Gain from revaluation of previously held equity-method investment	—	(39,641)
Write off of unamortized premium from corporate debt repayment	(4,420)	—
Fair value of expected net cash flows from servicing, net	(30,013)	(52,730)
Adjusted EBITDA	$67,975	$62,636

The following table presents period-to-period comparisons of the components of adjusted EBITDA for the three months ended March 31, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Loan origination and debt brokerage fees, net	$47,084	$82,310	$(35,226)	(43)%
Servicing fees	75,766	72,681	3,085	4
Property sales broker fees	11,624	23,398	(11,774)	(50)
Investment management fees	15,173	14,858	315	2
Net warehouse interest income	1	4,773	(4,772)	(100)
Escrow earnings and other interest income	30,924	1,803	29,121	1,615
Other revenues	27,356	27,929	(573)	(2)
Personnel	(111,470)	(132,902)	21,432	(16)
Net write-offs	—	—	—	N/A
Other operating expenses	(28,483)	(32,214)	3,731	(12)
Adjusted EBITDA	$67,975	$62,636	$5,339	9

Origination fees decreased primarily due to a decline in overall debt financing volumes. Servicing fees increased largely due to growth in the average servicing portfolio period over period. Property sales broker fees decreased principally due to a decline in the property sales volume. Net warehouse interest income decreased primarily due to the inverted yield curve during the first quarter of 2023. Escrow earnings and other interest income increased largely as a result of a higher escrow earnings rate due to rising interest rates. The decrease in personnel expenses was primarily a result of decreases in commission costs due to our lower transaction volumes and a decrease in bonus accruals, partially offset by increases in salaries and benefits costs driven by an increase in the average headcount. Other operating expenses decreased largely as a result of decreases in travel and entertainment costs and professional fees as a result of our cost reduction initiatives.

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

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. Our cash flows from investing activities also include the funding and repayment of loans held for investment, contributions to and distributions from joint ventures, purchases of equity-method investments, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae. We opportunistically invest cash for acquisitions.

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investment. We also use warehouse facilities to assist in funding investments in tax credit equity before transferring them to a tax credit fund. We believe that our current warehouse loan facilities are adequate to meet our loan origination needs. Historically, we have used a combination of long-term debt and cash on hand to fund large acquisitions. Additionally, we repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily in connection with the exercise of stock options (cash inflow) and for acquisitions (non-cash transactions).

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2023 and 2022.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the three months ended March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Net cash provided by (used in) operating activities	$(546,672)	$971,928	$(1,518,600)	(156)%
Net cash provided by (used in) investing activities	9,284	(44,440)	53,724	(121)
Net cash provided by (used in) financing activities	513,804	(1,096,656)	1,610,460	(147)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	234,699	224,012	10,687	5

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(511,128)	$1,013,187	$(1,524,315)	(150)%
Net cash provided by (used in) operating activities, excluding loan origination activity	(35,544)	(41,259)	5,715	(14)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$—	$(7,010)	$7,010	(100)%
Purchases of equity-method investments	(11,049)	(5,941)	(5,108)	86
Acquisitions, net of cash received	—	(78,465)	78,465	(100)
Capital expenditures	(2,526)	(11,790)	9,264	(79)
Principal collected on loans held for investment	19,468	53,000	(33,532)	(63)
Net distributions from (investments in) joint ventures	733	4,201	(3,468)	(83)

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$516,288	$(1,006,545)	$1,522,833	(151)%
Repayments of interim warehouse notes payable	(14,521)	(11,200)	(3,321)	30
Repayments of notes payable	(116,046)	(13,759)	(102,287)	743
Borrowings of notes payable	196,000	—	196,000	N/A
Payment of contingent consideration	(25,690)	(17,612)	(8,078)	46
Repurchase of common stock	(17,395)	(27,049)	9,654	(36)

The change to net cash used from net cash provided by operating activities from cash used in operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The decrease in cash flows received in loan origination activities is primarily attributable to originations outpacing sales by $511.1 million in 2023 compared to sales outpacing originations by $1.0 billion in 2022, largely related to our lower debt financing volume in 2023. Excluding cash used for the origination and sale of loans, cash flows used in operating activities were $35.5 million in 2023, down from $41.3 million in 2022. The decrease is primarily the result of a $23.5 million net reduction in non-cash adjustments for MSRs and amortization and depreciation coupled with a $39.6 million non-cash adjustment for the Apprise revaluation gain in 2022 with no comparable activity in 2023, partially offset by a $43.1 million decrease in net income before noncontrolling interests and a $12.8 million higher use for other operating activities, net.

The change from net cash used in investing activities in 2022 to net cash provided by investing activities in 2023 was due to decreases in (i) cash used in acquisitions in 2023 compared to 2022 as we had no acquisitions in 2023, (ii) capital expenditures due to elevated capital expenditures related the build out of our new corporate headquarters in 2022, and (iii) a decrease in the purchase of AFS securities, which was impacted by the elevated payoffs of pledged AFS securities leading up to 2022. These changes were partially offset by decreases in principal collections on loans held for investment and distributions from joint ventures coupled with an increase in the purchases of equity-method investments. The decreases in principal collected on loans held for investment and net distributions from joint ventures were due to our lower originations in our Principal Lending and Investing activity in the past few years, resulting in fewer loans that could pay off, and due to a loan that was fully funded with corporate cash paying off in 2022. The increase in purchase of equity-method investments was driven by an increase in capital calls for capital commitments and capital needs in support of our LIHTC equity method investments.

The change from cash used in financing activities in 2022 to cash provided by financing activities was attributable to (i) an increase in net warehouse borrowings due to the aforementioned loan origination activity, (ii) an increase in borrowings of notes payable, and (iii) a decrease in repurchase of common stock, partially offset by (a) an increase in repayments of notes payable, (b) an increase in payments of contingent consideration as the Company made the first payment related to the Alliant acquisition in 2023, and (c) an increase in repayments of interim warehouse notes payable. The increase in borrowings of notes payable was due to borrowings under our Incremental Term Loan (defined in Liquidity and Capital Resources below). Additionally, a portion of the proceeds from the Incremental Term Loan was used to repay notes payable at one of our subsidiaries, resulting in an increase in the repayments of notes payable. The decrease in repurchase of common stock was related to a decrease in vesting events in our various share-based compensation plans. The increase in repayments of interim warehouse notes payable was due to an increase in payoffs of loans funded with warehouse borrowings year over year.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands; except per share data)	2023	2022	Change	Change
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$1,358,708	$1,998,374	$(639,666)	(32)%
Freddie Mac	975,737	987,849	(12,112)	(1)
Ginnie Mae ̶ HUD	127,599	391,693	(264,094)	(67)
Brokered(1)	2,363,754	5,643,081	(3,279,327)	(58)
Total Debt Financing Volume	$4,825,798	$9,020,997	$(4,195,199)	(47)%
Property sales volume	1,894,682	3,531,690	(1,637,008)	(46)
Total Transaction Volume	$6,720,480	$12,552,687	$(5,832,207)	(46)%

Key Performance Metrics:
Net income	$504	$43,102	(42,598)	(99)%
Adjusted EBITDA(2)	(18,687)	8,534	(27,221)	(319)
Operating margin	2%	33%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination fees	0.97%	0.90%
MSR income	0.62	0.58
MSR income, as a percentage of Agency debt financing volume	1.22	1.56
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$46,956	$81,823	$(34,867)	(43)%
Fair value of expected net cash flows from servicing, net	30,013	52,730	(22,717)	(43)
Property sales broker fees	11,624	23,398	(11,774)	(50)
Net warehouse interest income, loans held for sale	(1,689)	3,530	(5,219)	(148)
Other revenues	17,100	7,336	9,764	133
Total revenues	$104,004	$168,817	$(64,813)	(38)

Expenses
Personnel	$90,462	$104,959	$(14,497)	(14)%
Amortization and depreciation	1,186	56	1,130	2,018
Interest expense on corporate debt	4,269	1,523	2,746	180
Other operating expenses	5,644	7,201	(1,557)	(22)
Total expenses	$101,561	$113,739	$(12,178)	(11)
Income from operations	$2,443	$55,078	$(52,635)	(96)
Income tax expense	504	11,911	(11,407)	(96)
Net income before noncontrolling interests	$1,939	$43,167	$(41,228)	(96)
Less: net income (loss) from noncontrolling interests	1,435	65	1,370	2,108
Net income	$504	$43,102	$(42,598)	(99)

Revenues

Loan origination and debt brokerage fees, net (“origination fees”) and Fair value of expected net cash flows from servicing, net (“MSR income”). The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended
	March 31,
Debt Financing Volume by Product Type	2023	2022
Fannie Mae	28%	22%
Freddie Mac	20	11
Ginnie Mae ̶ HUD	3	4
Brokered	49	63

	For the three months ended
	March 31,
Mortgage Banking Details (basis points)	2023	2022
Origination Fee Rate (1)	97	90
Basis Point Change	7
Percentage Change	8%
MSR Rate (2)	62	58
Basis Point Change	4
Percentage Change	7%
Agency MSR Rate (3)	122	156
Basis Point Change	(34)
Percentage Change	(22)%
(1)	Loan origination and debt brokerage fees, net as a percentage of total mortgage banking volume.
(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR Income as a percentage of Agency debt financing volume.

The decrease in origination fees was primarily the result of a 47% decrease in segment debt financing volume, partially offset by a 7-basis-point increase in our origination fee rate. The increase in the origination fee rate was driven by an increase in Agency debt financing volume as a percentage of total debt financing volume as seen above. Agency loans have higher origination fees than brokered loans.

The decrease in MSR income was attributable to a 27% decrease in Agency debt financing volume and the 22% decrease in our Agency MSR Rate seen above. Our Agency MSR Rate decreased primarily due to a 23% decrease in the weighted-average servicing fee on our Fannie Mae loans. Our Agency debt financing volumes, particularly our Fannie Mae and HUD volumes, declined due to the current interest rate environment and volatility in the capital markets. Our Fannie Mae and HUD products are our most profitable products.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in debt financing volume.

Property sales broker fees. The decrease in property sales broker fees was driven principally by a 46% decrease in the property sales volumes period over period, combined with a slight decrease in the property sales broker fee margin.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in property sales volume.

Net warehouse interest income. The decrease in net warehouse interest income was primarily attributable to an inverted yield curve during the first quarter of 2023, partially offset by a lower average balance of loans held for sale. Short-term interest rates upon which we incur interest expense were higher than the long-term mortgage rates upon which we earn interest income during the first quarter of 2023 as a result of the inverted yield curve. Partially reducing the effect of the inverted yield curve and resulting negative net spread shown below was the lower average balance of loans held for sale outstanding in 2023 compared to 2022, which was driven by a reduction in the number of days loans were held before delivery and the lower debt financing volume.

	For the three months ended
	March 31,			Percentage
Net Warehouse Interest Income Details - LHFS (dollars in thousands)	2023	2022	Change	Change
Average LHFS Outstanding Balance	$540,123	$1,145,882	$(605,759)	(53)%
LHFS Net Spread (basis points)	(125)	123	(248)	(202)

Other Revenues. The increase was primarily due to an $8.5 million increase in investment banking revenues. The increase in investment banking revenues was due to the closing of the largest investment banking transaction in Company history.

Expenses

Personnel. The decrease was primarily the result of a $20.1 million decrease in commission costs due to lower origination fees and property sales broker fees, partially offset by a $5.6 million increase in salaries and other compensation costs, primarily due to higher average headcount resulting from the GeoPhy acquisition and corresponding consolidation of Apprise, which occurred late in the first quarter of 2022.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended
	March 31,
(in thousands)	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$504	$43,102
Income tax expense	504	11,911
Interest expense on corporate debt	4,269	1,523
Amortization and depreciation	1,186	56
Share-based compensation expense	4,863	4,672
MSR Income	(30,013)	(52,730)
Adjusted EBITDA	$(18,687)	$8,534

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the three months ended March 31, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$46,956	$81,823	$(34,867)	(43)%
Property sales broker fees	11,624	23,398	(11,774)	(50)
Net warehouse interest income, loans held for sale	(1,689)	3,530	(5,219)	(148)
Other revenues	15,665	7,271	8,394	115
Personnel	(85,599)	(100,287)	14,688	(15)
Other operating expenses	(5,644)	(7,201)	1,557	(22)
Adjusted EBITDA	$(18,687)	$8,534	$(27,221)	(319)

Origination fees decreased due to a decrease in our overall debt financing volume, partially offset by a slight increase in our origination fee rate. Property sales broker fees decreased as a result of the decline in property sales volumes, combined with a slight decrease in the property sales broker fee margin. Net warehouse interest income decreased primarily due to the inverted yield curve during the first quarter of 2023. The decrease in personnel expense was primarily due to decreased commission costs due to the decrease in origination fees and property sales broker fees, partially offset by growth in salaries and other compensation costs, resulting from an increase in the average headcount from acquisitions late in the first quarter of 2022.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(dollars in thousands)	As of March 31,		Dollar	Percentage
Managed Portfolio:	2023	2022	Change	Change
Components of Servicing Portfolio
Fannie Mae	$59,890,444	$54,000,550	$5,889,894	11%
Freddie Mac	38,184,798	36,965,185	1,219,613	3
Ginnie Mae - HUD	10,027,781	9,954,262	73,519	1
Brokered (1)	16,285,391	15,115,619	1,169,772	8
Principal Lending and Investing (2)	187,505	221,649	(34,144)	(15)
Total Servicing Portfolio	$124,575,919	$116,257,265	$8,318,654	7%
Assets under management	16,654,566	16,687,112	(32,546)	(0)
Total Managed Portfolio	$141,230,485	$132,944,377	$8,286,108	6%

	For the three months ended
	March 31,		Dollar	Percentage
Key Volume and Performance Metrics:	2023	2022	Change	Change
Equity syndication volume(3)	$135,913	$64,523	$71,390	111%
Principal Lending and Investing debt financing volume(4)	—	114,020	(114,020)	(100)
Net income	51,084	28,073	23,011	82
Adjusted EBITDA(5)	112,975	86,236	26,739	31
Operating margin	48%	33%

	As of March 31,
Key Servicing Portfolio Metrics:	2023	2022
Custodial escrow account balance (in billions)	$2.2	$2.5
Weighted-average servicing fee rate (basis points)	24.3	25.0
Weighted-average remaining servicing portfolio term (years)	8.7	9.1

	As of March 31,
Components of assets under management (in thousands)	2023	2022
LIHTC	$14,423,714	$14,485,564
Investment funds	1,336,023	1,271,252
Interim Program JV Managed Loans	894,829	930,296
Total assets under management	$16,654,566	$16,687,112

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	For the three months ended March 31, 2022, includes $86.3 million from the Interim Program JV and $27.7 million from WDIP separate accounts.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$128	$487	$(359)	(74)%
Servicing fees	75,766	72,681	3,085	4
Investment management fees	15,173	14,858	315	2
Net warehouse interest income, loans held for investment	1,690	1,243	447	36
Escrow earnings and other interest income	28,824	1,758	27,066	1,540
Other revenues	11,615	15,466	(3,851)	(25)
Total revenues	$133,196	$106,493	$26,703	25

Expenses
Personnel	$15,341	$16,664	$(1,323)	(8)%
Amortization and depreciation	54,010	54,893	(883)	(2)
Provision (benefit) for credit losses	(10,775)	(9,498)	(1,277)	13
Interest expense on corporate debt	9,582	4,536	5,046	111
Other operating expenses	1,480	5,029	(3,549)	(71)
Total expenses	$69,638	$71,624	$(1,986)	(3)
Income from operations	$63,558	$34,869	$28,689	82
Income tax expense	13,104	7,540	5,564	74
Income before noncontrolling interests	$50,454	$27,329	$23,125	85
Less: net income (loss) from noncontrolling interests	(630)	(744)	114	(15)
Net income	$51,084	$28,073	$23,011	82

Revenues

Servicing Fees. The increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, primarily due to a $5.9 billion net increase in Fannie Mae serviced loans and $1.2 billion net increases in both Freddie Mac and brokered loans serviced over the past year, partially offset by a decrease in the servicing portfolio’s average servicing fee rates as shown below. The decrease in the average servicing fee rates is the result of a decrease in the weighted-average servicing fees on our new originations over the past year as the volatility in the interest rate environment compressed the spread on our originations and reduced the average servicing fee rate.

	For the three months ended March 31,			Percentage
Servicing Fees Details (dollars in thousands)	2023	2022	Change	Change
Average Servicing Portfolio	$123,837,489	$116,137,461	$7,700,028	7%
Average Servicing Fee (basis points)	24.4	24.9	(0.5)	(2)

Escrow earnings and other interest income. The increase was driven primarily by an increase in our escrow earnings of $24.9 million and a $1.4 million increase in interest income from our pledged securities investments. The earnings rates on escrow earnings and other interest income increased significantly as a result of the higher short-term interest rate environment in 2023 compared to same period in 2022. Partially offsetting the increase due to earnings rates was a decrease in the average escrow balance.

Other Revenues. The decrease was primarily due to a $7.1 million decline in prepayment fees, partially offset by a $3.3 million increase in syndication fees from our LIHTC operations. Prepayment fees declined significantly as a result of rapidly rising interest rates over the past year, which reduces both the volume of loans prepaying and the amount of prepayment fees we receive on loans that have prepaid. We expect this trend of a decline in the amount of prepayment fees to continue for the foreseeable future. Syndication fees from our LIHTC operations increased due to a higher volume of capital syndicated into our LIHTC funds (as shown above in Key Volume and Performance Metrics). We earn a negotiated fee as capital is called and deployed (“syndicated”) in our LIHTC funds.

Expenses

Personnel. The decrease was primarily the result of a decrease in the accrual of subjective bonuses and stock compensation expense of $2.4 million related to our financial performance. Partially offsetting this decrease was a $1.0 million increase in salaries and benefits related to a small increase in average headcount.

Provision (benefit) for credit losses. The benefits for credit losses were primarily due to the impact of updating our historical loss rate factor that is based on a 10-year rolling period in both 2023 and 2022. The updates resulted in the loss data from earlier periods within the historical lookback period falling off and replaced with a period with significantly lower loss data, resulting in the historical loss rate decreasing by 0.6 basis points for both the three months ended March 31, 2023 and 2022. During 2023, we also updated the loss rate used in the forecast period from 2.1 basis points as of December 31, 2022 to 2.3 basis points as of March 31, 2023, resulting in the forecast-period loss rate increasing from 1.8 times to 3.8 times the historical loss rate factor reflecting our current expectations of the evolving and uncertain macro-economic conditions facing the commercial real estate lending sector.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other Operating Expenses. The decrease primarily stemmed from a $4.4 million write-off of debt premium related to the payoff of fixed-rate debt held by Alliant. The decrease was partially offset by small increases in various other expense types.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,
(in thousands)	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$51,084	$28,073
Income tax expense	13,104	7,540
Interest expense on corporate debt	9,582	4,536
Amortization and depreciation	54,010	54,893
Provision (benefit) for credit losses	(10,775)	(9,498)
Write off of unamortized premium from corporate debt repayment	(4,420)	—
Share-based compensation expense	390	692
Adjusted EBITDA	$112,975	$86,236

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the three months ended March 31, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$128	$487	$(359)	(74)%
Servicing fees	75,766	72,681	3,085	4
Investment management fees	15,173	14,858	315	2
Net warehouse interest income, loans held for investment	1,690	1,243	447	36
Escrow earnings and other interest income	28,824	1,758	27,066	1,540
Other revenues	12,245	16,210	(3,965)	(24)
Personnel	(14,951)	(15,972)	1,021	(6)
Net write-offs	—	—	—	N/A
Other operating expenses	(5,900)	(5,029)	(871)	17
Adjusted EBITDA	$112,975	$86,236	$26,739	31

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations, partially offset by a decrease in the average servicing fee rate. Escrow earnings and other interest income increased primarily due to the rise in the escrow earnings rate. Other revenues decreased primarily due to a decrease in prepayment fees, partially offset by an increase in syndication fees from our LIHTC operations.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Other interest income	$2,100	$45	$2,055	4,567%
Other revenues	(554)	44,089	(44,643)	(101)
Total revenues	$1,546	$44,134	$(42,588)	(96)

Expenses
Personnel	$12,810	$22,558	$(9,748)	(43)%
Amortization and depreciation	1,770	1,203	567	47
Interest expense on corporate debt	1,423	346	1,077	311
Other operating expenses	16,939	19,984	(3,045)	(15)
Total expenses	$32,942	$44,091	$(11,149)	(25)
Income from operations	$(31,396)	$43	$(31,439)	(73,114)
Income tax expense (benefit)	(6,473)	9	(6,482)	(72,022)
Net income	$(24,923)	$34	$(24,957)	(73,403)

Adjusted EBITDA	$(26,313)	$(32,134)	$5,821	(18)%

Revenues

Other interest income. The increase was due to an increase in the interest rates for which we earn on our cash deposits held by our Corporate segment.

Other Revenues. The decrease was primarily due to the $39.6 million Apprise revaluation gain, which was a one-time transaction recognized in 2022 and a $5.7 million decrease in income from equity-method investments.

Expenses

Personnel. The decrease was primarily the result of a $7.9 million decrease to the accrual for performance-based and subjective bonuses, and a $4.2 million decrease in stock compensation expense related to our performance share plan, both due to company performance. Partially offsetting the decreases was an increase in salaries and benefits due to an increase in the average headcount.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the in-crease in interest expense on corporate debt.

Other Operating Expenses. The decrease was primarily driven by a $3.6 million decrease in professional fees and decreases in various other operating expenses, partially offset by a $2.3 million increase in office expenses. The decrease in professional fees was due to elevated professional fees in 2022 related to acquisition costs. The decrease in other expenses were attributable to cost reduction efforts as a result of our financial performance.

Income Tax Expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our Corporate segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. Corporate adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended
	March 31,
(in thousands)	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$(24,923)	$34
Income tax expense (benefit)	(6,473)	9
Interest expense on corporate debt	1,423	346
Amortization and depreciation	1,770	1,203
Share-based compensation expense	1,890	5,915
Gain from revaluation of previously held equity-method investment	—	(39,641)
Adjusted EBITDA	$(26,313)	$(32,134)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three months ended March 31, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Other interest income	$2,100	$45	$2,055	4,567%
Other revenues	(554)	4,448	(5,002)	(112)
Personnel	(10,920)	(16,643)	5,723	(34)
Other operating expenses	(16,939)	(19,984)	3,045	(15)
Adjusted EBITDA	$(26,313)	$(32,134)	$5,821	(18)

Other interest income increased primarily due to an increase in the interest rates on our cash deposits. Other revenues decreased due to a decrease in income from equity-method investments. The decrease in personnel expense was primarily due to a decrease in the accrual for performance-based and subjective bonuses, partially offset by increased salaries and benefits resulting from an increase in average headcount. Other operating expenses decreased as a result of a decline in professional fees and other operating expenses, partially offset by an increase in office expenses.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) fund loans held for investment under the Interim Loan Program; (iii) pay cash dividends; (iv) fund our portion of the equity necessary for the operations of the Interim Program JV, and other equity-method investments; (v) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (vi) make payments related to earnouts from acquisitions, (vii) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnerships contributions, servicing advances and payments for salaries, commissions, and income taxes, and (viii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of March 31, 2023. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of March 31, 2023, the net worth requirement was $287.3 million, and our net worth was $1.0 billion, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2023, we were required to maintain at least $57.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2023, we had operational liquidity of $164.5 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.63 per share during the first quarter of 2023, which is 5% higher than the quarterly dividend paid in the first quarter of 2022. On May 3, 2023, the Company’s Board of Directors declared a dividend of $0.63 per share for the second quarter of 2023. The dividend will be paid on June 2, 2023 to all holders of record of our restricted and unrestricted common stock as of May 18, 2023.

On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of March 31, 2023, we fully funded $3.5 million of loans held for investment. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2023, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 23, 2023. Through March 31, 2023 we have not repurchased any shares under the 2023 stock repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future. We also maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. The vast majority of our cash deposits are concentrated in a few national banks. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, such as those bank failures that occurred in March and April of 2023, may lead to short-term liquidity constraints as we may not be able to quickly access our cash deposits. During the first quarter of 2023, we had an immaterial amount of cash deposited with a financial institution that was taken into receivership. We transferred all of the cash at the failed bank to our other bank accounts and suffered no losses on our deposits.

The bank failures that occurred during the first quarter of 2023 did not have a significant direct or indirect impact on our operations or financial results. In particular, we have not experienced (i) any counterparty nonperformance, including with derivative or loan commitment counterparties, (ii) changes to our derivative contracts or any outstanding derivatives, (iii) impacts to our debt covenants with our lenders, or (iv) decrease in the amount of our borrowing capacity. Additionally, we do not hold any investments that are exposed to the banking failures, do not believe we will be required to sell any investments as a result of the banking failures, and do not have any long-lived assets or intangible assets that may be impaired.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of March 31, 2023, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $139.3 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2023 collateral requirements as outlined above. As of March 31, 2023, reserve requirements for the March 31, 2023 DUS loan portfolio will require us to fund $75.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2023.

Sources of Liquidity: Warehouse Facilities and Notes Payable

Warehouse Facilities

We use a combination of warehouse facilities and notes payable to provide funding for our operations. We use warehouse facilities to fund our Agency Lending and Interim Loan Program. Our ability to originate Agency mortgage loans and loans held for investments depends upon our ability to secure and maintain these types of financing agreements on acceptable terms.  For a detailed description of the terms of each warehouse agreement, refer to “Warehouse Facilities” in NOTE 6 in the consolidated financial statements in our 2022 Form 10-K, as updated in NOTE 6 in the condensed consolidated financial statements in this Form 10-Q.

Notes Payable

We have a senior secured credit agreement (the “Credit Agreement”) that provides for a $600 million term loan (the “Term Loan”) that bears interest at Adjusted Term SOFR plus 225 basis points with a floor of 50 basis points and has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Credit Agreement).

On January 12, 2023, we entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an incremental term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan. The Incremental Term Loan bears interest at Adjusted Term SOFR plus 300 basis points and matures on December 16, 2028. We are obligated to make principal payments on the Incremental Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Incremental Term Loan on the last business day of each March, June, September, and December, beginning on June 30, 2023. We used approximately $115.9 million of the proceeds to pay off the Alliant note payable and related accrued interest and other fees of a subsidiary. As of March 31, 2023, the aggregate outstanding principal balance of the original Term Loan and Incremental Term Loan (“Corporate Debt”) was $792.5 million.

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2022 Form 10-K.

The note payable and the warehouse facilities are senior obligations of the Company. As of March 31, 2023, we were in compliance with all covenants related to the Credit Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	March 31,
(dollars in thousands)	2023	2022
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$50,713,349	$46,194,756
Fannie Mae Modified Risk	9,170,127	7,794,710
Freddie Mac Modified Risk	23,515	23,715
Total risk-sharing servicing portfolio	$59,906,991	$54,013,181

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$6,968	$11,084
Freddie Mac No Risk	38,161,283	36,941,470
GNMA - HUD No Risk	10,027,781	9,954,262
Brokered	16,285,391	15,115,619
Total non-risk-sharing servicing portfolio	$64,481,423	$62,022,435
Total loans serviced for others	$124,388,414	$116,035,616
Interim loans (full risk) servicing portfolio	187,505	221,649
Total servicing portfolio unpaid principal balance	$124,575,919	$116,257,265

Interim Program JV Managed Loans (1)	894,829	930,296

At risk servicing portfolio (2)	$54,898,461	$50,176,521
Maximum exposure to at risk portfolio (3)	11,132,473	10,178,454
Defaulted loans	36,983	78,659

Defaulted loans as a percentage of the at-risk portfolio	0.07%	0.16%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.06	0.11
Allowance for risk-sharing as a percentage of maximum exposure	0.30	0.52
(1)	As of March 31, 2023 and 2022, this balance consists entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

The Segments - Capital Markets section of “Item 1. Business” in our 2022 Form 10-K contains a discussion of the risk-sharing caps we have with Fannie Mae.

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

The calculated CECL reserve for the Company’s $54.5 billion at-risk Fannie Mae servicing portfolio as of March 31, 2023 was $28.7 million compared to $39.7 million as of December 31, 2022. The significant decrease in the CECL reserve was principally related to a reduction in our historical loss rate factor, which decreased from 1.2 basis points as of December 31, 2022 to 0.6 basis points as of March 31, 2023 as a year with significant losses in our 10-year lookback period was replaced with a year with significantly fewer losses.

As of March 31, 2023, two at-risk loans with an aggregate UPB of $37.0 million were in default compared to three at-risk loans with an aggregated UPB of $78.7 million as of March 31, 2022. The collateral-based reserve on defaulted loans was $4.4 million and $10.8 million as of March 31, 2023 and March 31, 2022, respectively. We had a benefit for risk-sharing obligations of $11.0 million for the three months ended March 31, 2023 compared to a benefit for risk-sharing obligations of $9.4 million for the three months ended March 31, 2022.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of March 31, 2023.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 483 basis points and 33 basis points as of March 31, 2023 and 2022, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of March 31,
Change in annual escrow earnings due to: (in thousands)	2023	2022
100 basis point increase in EFFR	$22,069	$24,807
100 basis point decrease in EFFR (1)	(22,009)	(4,543)

The borrowing cost of our warehouse facilities used to fund loans held for sale, loans held for investment, and investments in tax credit equity is based on LIBOR or Adjusted Term Secured Overnight Financing Rate (“SOFR”). The base SOFR was 487 basis points as of March 31, 2023. The 30-day LIBOR as of March 31, 2022 was 45 basis points. The interest income on our loans held for investment is based on LIBOR or SOFR. The LIBOR or SOFR reset date for loans held for investment is the same date as the LIBOR or SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in LIBOR or Adjusted Term SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of March 31,
Change in annual net warehouse interest income due to: (in thousands)	2023	2022
100 basis point increase in SOFR or 30-day LIBOR	$(9,110)	$(8,929)
100 basis point decrease in SOFR or 30-day LIBOR (2)	9,110	3,295

Our Corporate Debt is based on Adjusted Term SOFR as of March 31, 2023. In January 2023, our Corporate Debt increased by $200 million. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of March 31, 2023 and March 31, 2022, respectively, based on the note payable balance outstanding at each period end. The Alliant note payable as of March 31, 2022 was a fixed-rate note; therefore, there was no impact to our earnings related to this debt when interest rates change as of March 31, 2022.

	As of March 31,
Change in annual income from operations due to: (in thousands)	2023	2022
100 basis point increase in SOFR	$(7,925)	$(4,728)
100 basis point decrease in SOFR(2)	7,925	—
(1)	The decrease is limited to EFFR in 2022 since a 100 basis-point decrease would result in a negative effective interest rate.
(2)	The decrease as of March 31, 2022 is limited to 30-day LIBOR or SOFR as of March 31, 2022, as they were less than 100 basis points, or the interest rate floor, if applicable

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $43.4 million as of March 31, 2023 compared to $39.1 million as of March 31, 2022. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. If a loan is prepaid prior to the expiration of the prepayment protection period, and the customer is obligated to incur a prepayment premium, our servicing contacts with Fannie Mae and Freddie Mac allow us to receive a portion of the prepayment premium. Our servicing contract with institutional investors and HUD do not require them to provide us with prepayment fees. As of March 31, 2023 and 2022, 90% and 85% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions, respectively. Given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk. As interest rates have risen rapidly over the past 12 months, we have experienced a significant reduction in prepayment activity within our loan servicing portfolio, which in turn has significantly reduced the volume and amount of prepayment premium revenues we receive.

London Interbank Offered Rate (“LIBOR”) Transition

In the first quarter of 2021, the United Kingdom’s Financial Conduct Authority, the regulator for the administration of LIBOR, announced specific dates for its intention to stop publishing LIBOR rates, including the 30-day LIBOR (our primary reference rate) which is scheduled for June 30, 2023. Our legacy GSE LIBOR-based loans will transition to Secured Overnight Financing Rate (“SOFR”) effective July 1, 2023. At the direction of the GSEs, we have provided formal notice to all impacted borrowers. A portion of our non-GSE book of LIBOR-based loans converted to SOFR effective April 1, 2023, with the remaining balance expected to covert between May 1, 2023 and July 1, 2023. We have also updated our debt agreements with warehouse facility providers to include fallback language governing the transition and have already transitioned our Term Loan and all but one of our warehouse facilities to SOFR.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2022 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). Except as described below, there have been no material changes from the disclosures provided in the 2022 Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

The failure of banks or other major financial institutions, or sustained financial market illiquidity, could adversely affect our and our clients’ businesses and results of operations.

The failure of certain financial institutions may increase the possibility of a sustained deterioration of financial market liquidity. The failure of a bank (or banks) with which we and/or our clients have a commercial relationship could adversely affect, among other things, our and/or our clients’ ability to pursue key initiatives, including by affecting our ability to borrow from financial institutions on favorable terms. In the event our client has a commercial relationship with a bank that has failed or is otherwise distressed, such client may experience delays or other issues in meeting certain debt service, other funding or credit support obligations or consummating transactions with us. Additionally, if a client has a commercial relationship with a bank that has failed or is otherwise distressed, the client or sponsor may experience issues receiving financial assistance to support their operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations, which, in turn, may have a material adverse effect on our business, results of operations, liquidity, or financial condition.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We maintain substantially all of our cash and cash equivalents in domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, and certain of our cash deposits exceed FDIC insurance limits. Market conditions can impact the viability of these institutions, and bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of FDIC insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2023, we purchased 185 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2023, the Company’s Board of Directors approved a share repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2023. During the quarter ended March 31, 2023 we did not repurchase any shares under this share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of March 31, 2023. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2023:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2023	5,934	$41.99	—	$75,000,000
February 1-28, 2023	152,346	96.86	—	75,000,000
March 1-31, 2023	26,544	79.47	—	$75,000,000
1st Quarter	184,824	$92.60	—

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

10.1	†*	Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Plan
10.2	†*	Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Matching Program
10.3

Lender Joinder Agreement and Amendment No. 1, dated as of January 12, 2023, to the Credit Agreement, dated as of December 16, 2021, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., a national banking association, as administrative agent and an Incremental Term B Lender, the several banks and other financial institutions or entities from time to time party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2023)

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

†:Denotes a management contract or compensation plan, contract or arrangement.

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

Walker & Dunlop, Inc.
Date: May 4, 2023	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 4, 2023	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer