Form 10-Q
period 2023-06-30
Walker & Dunlop, Inc.
filed 2023-08-03
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 26, 2023, there were 33,344,682 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$228,091	$225,949
Restricted cash	21,769	17,676
Pledged securities, at fair value	170,666	157,282
Loans held for sale, at fair value	1,303,686	396,344
Mortgage servicing rights	932,131	975,226
Goodwill	963,710	959,712
Other intangible assets	189,919	198,643
Receivables, net	242,397	202,251
Committed investments in tax credit equity	165,136	254,154
Other assets	589,919	658,122
Total assets	$4,807,424	$4,045,359

Liabilities
Warehouse notes payable	$1,342,187	$537,531
Notes payable	775,995	704,103
Allowance for risk-sharing obligations	32,410	44,057
Commitments to fund investments in tax credit equity	156,617	239,281
Other liabilities	775,718	803,558
Total liabilities	$3,082,927	$2,328,530

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 32,703 shares at June 30, 2023 and 32,396 shares at December 31, 2022)	327	323
Additional paid-in capital ("APIC")	412,182	412,636
Accumulated other comprehensive income (loss) ("AOCI")	(1,465)	(1,568)
Retained earnings	1,287,334	1,278,035
Total stockholders’ equity	$1,698,378	$1,689,426
Noncontrolling interests	26,119	27,403
Total equity	$1,724,497	$1,716,829
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,807,424	$4,045,359

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Loan origination and debt brokerage fees, net	$64,968	$102,605	$112,052	184,915
Fair value of expected net cash flows from servicing, net	42,058	51,949	72,071	104,679
Servicing fees	77,061	74,260	152,827	146,941
Property sales broker fees	10,345	46,386	21,969	69,784
Investment management fees	16,309	16,186	31,482	31,044
Net warehouse interest income	(1,526)	5,268	(1,525)	10,041
Escrow earnings and other interest income	35,386	6,751	66,310	8,554
Other revenues	28,014	37,443	56,175	104,334
Total revenues	$272,615	$340,848	$511,361	$660,292

Expenses
Personnel	$133,305	$168,368	$251,918	312,549
Amortization and depreciation	56,292	61,103	113,258	117,255
Provision (benefit) for credit losses	(734)	(4,840)	(11,509)	(14,338)
Interest expense on corporate debt	17,010	6,412	32,284	12,817
Other operating expenses	30,730	36,195	54,793	68,409
Total expenses	$236,603	$267,238	$440,744	$496,692
Income from operations	$36,012	$73,610	$70,617	$163,600
Income tax expense	10,491	19,503	17,626	38,963
Net income before noncontrolling interests	$25,521	$54,107	$52,991	$124,637
Less: net income (loss) from noncontrolling interests	(2,114)	(179)	(1,309)	(858)
Walker & Dunlop net income	$27,635	$54,286	$54,300	$125,495
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	156	(1,810)	103	(2,780)
Walker & Dunlop comprehensive income	$27,791	$52,476	$54,403	$122,715

Basic earnings per share (NOTE 10)	$0.82	$1.63	$1.62	$3.77
Diluted earnings per share (NOTE 10)	$0.82	$1.61	$1.61	$3.73

Basic weighted-average shares outstanding	32,695	32,388	32,612	32,304
Diluted weighted-average shares outstanding	32,851	32,694	32,834	32,657

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and six months ended June 30, 2023
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2022	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829
Walker & Dunlop net income	—	—	—	—	26,665	—	26,665
Net income (loss) from noncontrolling interests	—	—	—	—	—	805	805
Other comprehensive income (loss), net of tax	—	—	—	(53)	—	—	(53)
Stock-based compensation - equity classified	—	—	6,664	—	—	—	6,664
Issuance of common stock in connection with equity compensation plans	468	5	3,397	—	—	—	3,402
Repurchase and retirement of common stock	(185)	(1)	(17,394)	—	—	—	(17,395)
Distributions to noncontrolling interest holders	—	—	—	—	—	(600)	(600)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,221)	—	(21,221)
Other activity	—	—	—	—	(2,360)	2,360	—
Balance at March 31, 2023	32,679	$327	$405,303	$(1,621)	$1,281,119	$29,968	$1,715,096
Walker & Dunlop net income	—	—	—	—	27,635	—	27,635
Net income (loss) from noncontrolling interests	—	—	—	—	—	(2,114)	(2,114)
Other comprehensive income (loss), net of tax	—	—	—	156	—	—	156
Stock-based compensation - equity classified	—	—	7,541	—	—	—	7,541
Issuance of common stock in connection with equity compensation plans	33	—	—	—	—	—	—
Repurchase and retirement of common stock	(9)	—	(662)	—	—	—	(662)
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,735)	(1,735)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,180)	—	(21,180)
Other activity	—	—	—	—	(240)	—	(240)
Balance at June 30, 2023	32,703	$327	$412,182	$(1,465)	$1,287,334	$26,119	$1,724,497

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (CONTINUED)

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

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income before noncontrolling interests	$52,991	$124,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(72,071)	(104,679)
Change in the fair value of premiums and origination fees	1,812	7,852
Amortization and depreciation	113,258	117,255
Provision (benefit) for credit losses	(11,509)	(14,338)
Gain from revaluation of previously held equity-method investment	—	(39,641)
Originations of loans held for sale	(5,406,027)	(8,805,659)
Proceeds from transfers of loans held for sale	4,504,278	9,637,859
Other operating activities, net	(63,763)	(69,417)
Net cash provided by (used in) operating activities	$(881,031)	$853,869

Cash flows from investing activities
Capital expenditures	$(9,501)	$(11,902)
Purchases of equity-method investments	(15,231)	(12,029)
Purchases of pledged available-for-sale ("AFS") securities	—	(46,395)
Proceeds from prepayment and sale of pledged AFS securities	4,807	6,101
Investments in joint ventures	—	(5,040)
Distributions from joint ventures	1,524	11,359
Acquisitions, net of cash received	—	(78,465)
Originations of loans held for investment	(243)	(49,057)
Principal collected on loans held for investment	129,260	71,500
Net cash provided by (used in) investing activities	$110,616	$(113,928)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$902,144	$(826,454)
Borrowings of interim warehouse notes payable	—	36,459
Repayments of interim warehouse notes payable	(91,586)	(26,000)
Repayments of notes payable	(118,046)	(21,244)
Borrowings of notes payable	196,000	—
Proceeds from issuance of common stock	449	263
Repurchase of common stock	(18,057)	(39,380)
Cash dividends paid	(42,401)	(40,143)
Payment of contingent consideration	(25,690)	(17,612)
Distributions to noncontrolling interest holders	(2,335)	(1,675)
Debt issuance costs	(4,454)	(1,573)
Net cash provided by (used in) financing activities	$796,024	$(937,359)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$25,609	$(197,418)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	258,283	393,180
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$283,892	$195,762

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$52,147	$28,023
Cash paid for income taxes	20,807	45,300

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2023	2022
Supplemental Disclosure of Non-Cash Activity:
Issuance of common stock to settle compensation liabilities	2,953	6,551
Issuance of common stock to settle contingent consideration liabilities (NOTE 7)	—	8,750
Net increase in total equity due to consolidations of tax credit entities (NOTE 10)	—	10,447
Net increase in total assets due to consolidations of tax credit entities (NOTE 10)	—	13,700
Net increase in total liabilities due to consolidations of tax credit entities (NOTE 10)	—	3,559
Forgiveness of receivables related to acquisitions	—	5,460
Charge-off of loan held for investment	(6,033)	—
Additions of contingent consideration liabilities from acquisitions (NOTE 7)	—	117,000

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or thereafter.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2023. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2023. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, including the allowance for risk-sharing obligations, initial and recurring fair value assessments of capitalized mortgage servicing rights, and the initial and recurring fair value assessments of contingent consideration liabilities. Actual results may vary from these estimates.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. The Company has credit risk exclusively on loans secured by multifamily real estate, with no exposure to any other sector of commercial real estate, including office, retail, industrial and hospitality. Substantially all of the Provision (benefit) for credit losses for the three and six months ended June 30, 2023 and 2022 is related to the provision (benefit) for risk-sharing obligations.

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

As of June 30, 2023, Loans held for investment, net consisted of three loans with an aggregate $71.8 million of unpaid principal balance less an immaterial amount of net unamortized deferred fees and costs and allowance for loan losses. As of December 31, 2022, Loans held for investment, net consisted of nine loans with an aggregate $206.8 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $6.2 million of allowance for loan losses.

The Company did not have any loans held for investment that were delinquent and on non-accrual status as of June 30, 2023, compared to one loan held for investment with an unpaid principal balance of $14.7 million as of December 31, 2022. During the second quarter of 2023, the Company charged off the $14.7 million delinquent loan, with an immaterial amount of provision for loan losses recorded in connection with the charge off. The Company had $5.9 million in collateral-based reserves for this loan as of December 31, 2022 and had not recorded any interest related to this loan since it went on non-accrual status in 2019. The Company has not previously charged off any other loan or had any other delinquencies related to loans held for investment. The amortized cost basis of loans that were current as of June 30, 2023 and December 31, 2022 was $71.7 million and $191.7 million, respectively. As of June 30, 2023, all loans held for investment were originated between 2019 and 2022.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of June 30, 2023 and 2022 and December 31, 2022 and 2021.

	June 30,		December 31,
(in thousands)	2023	2022	2022	2021
Cash and cash equivalents	$228,091	$151,252	$225,949	$305,635
Restricted cash	21,769	34,361	17,676	42,812
Pledged cash and cash equivalents (NOTE 9)	34,032	10,149	14,658	44,733
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$283,892	$195,762	$258,283	$393,180

Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were a $0.1 million shortfall and a $0.3 million benefit for the three months ended June 30, 2023 and 2022, respectively, and benefits of $1.5 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively.

Net Warehouse Interest Income—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also occasionally fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income for the three and six months ended June 30, 2023 and 2022 are the following components:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Net Warehouse Interest Income (in thousands)	2023	2022	2023	2022
Warehouse interest income	$11,596	$15,190	$22,103	$26,403
Warehouse interest expense	(13,122)	(9,922)	(23,628)	(16,362)
Net warehouse interest income (expense)	$(1,526)	$5,268	$(1,525)	$10,041

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $3.5 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively, and $6.8 million and $10.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

The majority of the Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority all of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30,		June 30,
Description (in thousands)	2023	2022	2023	2022	Statement of income line item
Certain loan origination fees	$20,694	$53,281	$34,723	$90,646	Loan origination and debt brokerage fees, net
Property sales broker fees	10,345	46,386	21,969	69,784	Property sales broker fees
Investment management fees	16,309	16,186	31,482	31,044	Investment management fees
Application fees, appraisal revenues, subscription revenues, other revenues from LIHTC operations, and other revenues	18,926	29,294	41,464	42,741	Other revenues
Total revenues derived from contracts with customers	$66,274	$145,147	$129,638	$234,215

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the 2022 Form 10-K. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of June 30, 2023.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year    presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both June 30, 2023 and December 31, 2022. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at June 30, 2023 would be a decrease in the fair value of $42.4 million to the MSRs outstanding as of June 30, 2023.

The impact of a 200-basis point increase in the discount rate at June 30, 2023 would be a decrease in the fair value of $82.0 million to the MSRs outstanding as of June 30, 2023.

These sensitivities are hypothetical and should be used with caution, and these estimates do not include interplay among assumptions.

Activity related to MSRs for the three and six months ended June 30, 2023 and 2022 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of MSRs (in thousands)	2023	2022	2023	2022
Beginning balance	$946,406	$976,554	$975,226	$953,845
Additions, following the sale of loan	38,119	60,445	62,149	137,299
Amortization	(49,467)	(47,098)	(98,909)	(93,455)
Pre-payments and write-offs	(2,927)	(11,156)	(6,335)	(18,944)
Ending balance	$932,131	$978,745	$932,131	$978,745

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of June 30, 2023 and December 31, 2022:

Components of MSRs (in thousands)	June 30, 2023	December 31, 2022
Gross value	$1,682,025	$1,659,185
Accumulated amortization	(749,894)	(683,959)
Net carrying value	$932,131	$975,226

The expected amortization of MSRs shown in the Condensed Consolidated Balance Sheet as of June 30, 2023 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Six Months Ending December 31,
2023	$96,807
Year Ending December 31,
2024	$181,006
2025	158,432
2026	132,857
2027	112,750
2028	91,921
Thereafter	158,358
Total	$932,131

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

Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2023 and 2022 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2023	2022	2023	2022
Beginning balance	$33,087	$53,244	$44,057	$62,636
Provision (benefit) for risk-sharing obligations	(677)	(4,769)	(11,647)	(14,161)
Write-offs	—	—	—	—
Ending balance	$32,410	$48,475	$32,410	$48,475

The Company assesses several factors to calculate the CECL allowance each quarter including the current and expected unemployment rate, macroeconomic conditions and multifamily market. The key inputs for the CECL allowance are the historic loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision impact during each quarter for the six months ended June 30, 2023 and 2022 follows.

	2023
CECL Calculation Details and Provision Impact	Q1	Q2	Total
Forecast-period loss rate (in basis points)	2.3	2.3	N/A
Reversion-period loss rate (in basis points)	1.5	1.5	N/A
Historical loss rate (in basis points)	0.6	0.6	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$54.5	$55.7	N/A
CECL allowance (in millions)	$28.7	$28.9	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(10.9)	$(0.7)	$(11.6)

	2022
CECL Calculation Details and Provision Impact	Q1	Q2	Total
Forecast-period loss rate (in basis points)	3.0	2.2	N/A
Reversion-period loss rate (in basis points)	2.0	1.7	N/A
Historical loss rate (in basis points)	1.2	1.2	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$49.7	$51.2	N/A
CECL allowance (in millions)	$42.5	$37.7	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(9.4)	$(4.8)	$(14.2)

During the first quarters of 2023 and 2022, the Company updated its 10-year look-back period resulting in loss data from earlier periods being replaced with more recent loss data. The look-back period updates resulted in the historical loss rate factor decreasing and the benefit for risk-sharing obligations as noted in the table above. The Company also slightly increased its forecast-period and reversion-period loss rates, during the three months ended March 31, 2023, to incorporate uncertain macroeconomic conditions. For the three months ended March 31, 2022, no adjustment was made to the forecast-period loss rate.

During the second quarter of 2023, the benefit for risk-sharing obligations shown above was the result of an updated collateral-based reserve, as the Company agreed on a settlement amount with Fannie Mae. The Company settled this risk-sharing obligation with Fannie Mae during the third quarter of 2023 for $2.0 million. During the second quarter of 2022, the benefit for risk-sharing obligations seen above was a result of the reductions in the forecast-period and reversion-period rates seen above as the remaining risks and uncertainties related to the COVID-19 pandemic were removed from the forecast-period and reversion period loss rates.

The weighted average remaining life of the at-risk Fannie Mae servicing portfolio as of June 30, 2023 was 6.8 years compared to 7.2 years as of December 31, 2022.

Two loans had aggregate collateral-based reserves of $3.5 million as of June 30, 2023 and $4.4 million as of December 31, 2022.

As of June 30, 2023 and 2022, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $11.3 billion and $10.5 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $126.6 billion as of June 30, 2023 compared to $123.1 billion as of December 31, 2022.

As of June 30, 2023 and December 31, 2022, custodial escrow accounts relating to loans serviced by the Company totaled $2.8 billion and $2.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow balances, presented within Escrow earnings and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits balances at large national banks.

NOTE 6—WAREHOUSE NOTES PAYABLE AND NOTES PAYABLE

As of June 30, 2023, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of financings on acceptable terms. As the Company’s committed and uncommitted facilities are with national banks, the recent failures within the U.S. banking system have had no impact on the availability or amount of the Company’s Agency Warehouse Facilities.

Additionally, the Company has arranged for warehouse lines of credit with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate and hold loans held for investment depends upon market conditions and its ability to secure and maintain these types of financings on acceptable terms. As of June 30, 2023, the Interim Warehouse Facilities had $454.8 million of total facility capacity with an outstanding balance of $53.8 million. The interest rate on the Interim Warehouse Facilities ranged from SOFR (defined below) plus 135 to 325 basis points.

The interest rate for all our warehouse facilities and debt is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”).  The maximum amount and outstanding borrowings under Agency Warehouse Facilities as of June 30, 2023 follows:

	June 30, 2023
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$68,449	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	441,608	SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	363,355	SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	118,998	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	64,059	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,825,000	$2,040,000	$3,865,000	$1,056,469
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	232,320
Total Agency Warehouse Facilities	$1,825,000	$3,540,000	$5,365,000	$1,288,789
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2023, the following amendments to the Company’s Agency Warehouse Facilities and Notes Payable were executed in the normal course of business to support the growth of the Company’s business. Additionally, the Company had a note payable through its wholly-owned subsidiary, Alliant, which had an outstanding balance of $114.5 million as of December 31, 2022. As noted below, on January 12, 2023, the Company repaid the Alliant note payable in full with proceeds from the Incremental Term Loan (as defined below).

Agency Warehouse Facilities

During April 2023, the Company executed an amendment to Agency Warehouse Facility #2 that extended the maturity date to April 12, 2024. No other material modifications have been made to the agreement during 2023.

During May 2023, the Company executed an amendment to Agency Warehouse Facility #3 that extended the maturity date to May 15, 2024. No other material modifications have been made to the agreement during 2023.

During June 2023, the Company executed an amendment to Agency Warehouse Facility #4 that extended the maturity date to June 22, 2024 and updated the interest rate from SOFR plus 130 basis points to SOFR plus 130 to 135 basis points. No other material modifications have been made to the agreement during 2023.

No other material modifications have been made to the Agency Warehouse Facilities during the year.

Notes payable

Incremental Term Loan

As of December 31, 2022, the Company had a senior secured credit agreement (the “Credit Agreement”) that provided for a $600 million term loan (the “Term Loan”). On January 12, 2023, the Company entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an increment term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term

Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan, bears interest at a rate equal to SOFR plus 300 basis points, and matures on December 16, 2028. The Company used approximately $115.9 million of the proceeds to pay off the Alliant note payable principal balance, accrued interest, and other fees. The Company is obligated to make principal payments on the Incremental Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Incremental Term Loan on the last business day of each March, June, September, and December that commenced on of June 30, 2023.

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

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

A summary of the Company’s goodwill for the six months ended June 30, 2023 and 2022 follows:

	For the six months ended
	June 30,
Roll Forward of Goodwill (in thousands)	2023	2022
Beginning balance	$959,712	$698,635
Additions from acquisitions	—	213,874
Measurement-period and other adjustments	3,998	25,372
Impairment	—	—
Ending balance	$963,710	$937,881

The following table shows goodwill by reportable segments as of June 30, 2023 and December 31, 2022.

	As of	As of
Goodwill by Reportable Segment (in thousands)	June 30, 2023	December 31, 2022
Capital Markets	$524,189	$520,191
Servicing & Asset Management	439,521	439,521
Ending balance	$963,710	$959,712

Other Intangible Assets

Activity related to other intangible assets for the six months ended June 30, 2023 and 2022 follows:

	For the six months ended
	June 30,
Roll Forward of Other Intangible Assets (in thousands)	2023	2022
Beginning balance	$198,643	$183,904
Additions from acquisitions	—	31,000
Amortization	(8,724)	(7,880)
Ending balance	$189,919	$207,024

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of June 30, 2023 and December 31, 2022:

Components of Other Intangible Assets (in thousands)	June 30, 2023	December 31, 2022
Gross value	$220,682	$220,682
Accumulated amortization	(30,763)	(22,039)
Net carrying value	$189,919	$198,643

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of June 30, 2023 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Six Months Ending December 31,
2023	$8,539
Year Ending December 31,
2024	$16,206
2025	16,206
2026	16,206
2027	16,206
2028	16,206
Thereafter	100,350
Total	$189,919

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the six months ended June 30, 2023 and 2022 follows:

	For the six months ended
	June 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2023	2022
Beginning balance	$200,346	$125,808
Additions	—	117,000
Accretion	353	1,823
Payments	(25,690)	(26,439)
Ending balance	$175,009	$218,192

The contingent consideration liabilities presented in the table above relate to (i) acquisitions of debt brokerage and investment sales brokerage companies completed over the past several years, (ii) the purchase of noncontrolling interests in 2020 that was fully earned as of December 31, 2021 and paid in 2022, (iii) the Alliant acquisition, and (iv) the GeoPhy acquisition. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earnout period of five years, provided certain revenue targets and other metrics have been met. The last of the earnout periods related to the contingent consideration ends in the third quarter of 2027. In each case, the Company estimated the initial fair value of the contingent consideration using a Monte Carlo simulation.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
June 30, 2023
Assets
Loans held for sale	$—	$1,303,686	$—	$1,303,686
Pledged securities	34,032	136,634	—	170,666
Derivative assets	—	—	42,341	42,341
Total	$34,032	$1,440,320	$42,341	$1,516,693

Liabilities
Derivative liabilities	$—	$—	$22,100	$22,100
Contingent consideration liabilities	—	—	175,009	175,009
Total	$—	$—	$197,109	$197,109

December 31, 2022
Assets
Loans held for sale	$—	$396,344	$—	$396,344
Pledged securities	14,658	142,624	—	157,282
Derivative assets	—	—	17,636	17,636
Total	$14,658	$538,968	$17,636	$571,262

Liabilities
Derivative liabilities	$—	$—	$2,076	$2,076
Contingent consideration liabilities	—	—	200,346	200,346
Total	$—	$—	$202,422	$202,422

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2023.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30,		June 30,
Derivative Assets and Liabilities, net (in thousands)	2023	2022	2023	2022
Beginning balance	$(7,729)	$99,623	$15,560	$30,961
Settlements	(79,056)	(211,543)	(179,442)	(277,921)
Realized gains recorded in earnings(1)	86,785	111,920	163,882	246,960
Unrealized gains (losses) recorded in earnings(1)	20,241	42,634	20,241	42,634
Ending balance	$20,241	$42,634	$20,241	$42,634
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2023:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Derivative assets	$42,341	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$22,100	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$175,009	Monte Carlo Simulation	Probability of earnout achievement	64% - 100%	77%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2023 and December 31, 2022 are presented below:

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$228,091	$228,091	$225,949	$225,949
Restricted cash	21,769	21,769	17,676	17,676
Pledged securities	170,666	170,666	157,282	157,282
Loans held for sale	1,303,686	1,303,686	396,344	396,344
Loans held for investment, net(1)	71,462	71,785	200,247	200,900
Derivative assets(1)	42,341	42,341	17,636	17,636
Total financial assets	$1,838,015	$1,838,338	$1,015,134	$1,015,787

Financial Liabilities:
Derivative liabilities(2)	$22,100	$22,100	$2,076	$2,076
Contingent consideration liabilities(2)	175,009	175,009	200,346	200,346
Warehouse notes payable	1,342,187	1,342,623	537,531	538,134
Notes payable	775,995	790,500	704,103	708,546
Total financial liabilities	$2,315,291	$2,330,232	$1,444,056	$1,449,102
(1)	Included as a component of Other Assets in the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other Liabilities in the Condensed Consolidated Balance Sheets.

The following methods and assumptions were used for recurring fair value measurements as of June 30, 2023 and December 31, 2022.

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

Contingent Consideration Liabilities— Consists of the estimated fair values of expected future earnout payments related to acquisitions completed over the past several years. The earnout liabilities are valued using a Monte Carlo simulation analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earnout achievement, volatility rates, and discount rate, to determine the expected earnout cash flows. The probability of the earnout achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2023 and December 31, 2022:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2023
Rate lock commitments	$591,732	$15,684	$(8,177)	$7,507	$10,251	$(2,744)	$—
Forward sale contracts	1,886,195	—	12,734	12,734	32,090	(19,356)	—
Loans held for sale	1,294,463	13,780	(4,557)	9,223	—	—	9,223
Total		$29,464	$—	$29,464	$42,341	$(22,100)	$9,223

December 31, 2022
Rate lock commitments	$376,870	$12,349	$(4,495)	$7,854	$7,854	$—	$—
Forward sale contracts	769,585	—	7,706	7,706	9,782	(2,076)	—
Loans held for sale	392,715	6,840	(3,211)	3,629	—	—	3,629
Total		$19,189	$—	$19,189	$17,636	$(2,076)	$3,629

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of June 30, 2023. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2023 collateral requirements as outlined above. As of June 30, 2023, reserve requirements for the DUS loan portfolio will require the Company to fund $74.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of June 30, 2023. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of June 30, 2023, the net worth requirement was $291.1 million, and the Company's net worth, as defined in the requirements, was $1.0 billion, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2023, the Company was required to maintain at least $57.9 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $205.4 million as of June 30, 2023, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of June 30, 2023 and 2022 and December 31, 2022 and 2021:

	June 30,		December 31,
Pledged Securities (in thousands)	2023	2022	2022	2021
Restricted cash	$3,047	$5,979	$5,788	$3,779
Money market funds	30,985	4,170	8,870	40,954
Total pledged cash and cash equivalents	$34,032	$10,149	$14,658	$44,733
Agency MBS	136,634	139,411	142,624	104,263
Total pledged securities, at fair value	$170,666	$149,560	$157,282	$148,996

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. When the fair value of Agency MBS is lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS whose fair value is less than the carrying value, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table provides additional information related to the Agency MBS as of June 30, 2023 and December 31, 2022:

Fair Value and Amortized Cost of Agency MBS (in thousands)	June 30, 2023	December 31, 2022
Fair value	$136,634	$142,624
Amortized cost	138,590	144,801
Total gains for securities with net gains in AOCI	534	797
Total losses for securities with net losses in AOCI	(2,490)	(2,974)
Fair value of securities with unrealized losses	118,116	118,565

Pledged securities with a fair value of $96.6 million, an amortized cost of $98.9 million, and a net unrealized loss of $2.3 million have been in a continuous unrealized loss position for more than 12 months, with the unrealized losses driven primarily by widening investor spreads as a result of the rapid increase in interest rates and related market uncertainty over the last 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments. The Company concluded that an allowance for credit losses is not warranted, as the Company does not intend to sell the securities and does not believe it would be required to sell the securities, and as they carry the guarantee of payment from the Agencies.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	June 30, 2023
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	15,308	15,369
After five years through ten years	99,789	100,648
After ten years	21,537	22,573
Total	$136,634	$138,590

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2023 and 2022 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended June 30,		For the six months ended June 30,
EPS Calculations (in thousands, except per share amounts)	2023	2022	2023	2022
Calculation of basic EPS
Walker & Dunlop net income	$27,635	$54,286	$54,300	$125,495
Less: dividends and undistributed earnings allocated to participating securities	703	1,554	1,410	3,708
Net income applicable to common stockholders	$26,932	$52,732	$52,890	$121,787
Weighted-average basic shares outstanding	32,695	32,388	32,612	32,304
Basic EPS	$0.82	$1.63	$1.62	$3.77

Calculation of diluted EPS
Net income applicable to common stockholders	$26,932	$52,732	$52,890	$121,787
Add: reallocation of dividends and undistributed earnings based on assumed conversion	1	9	2	27
Net income allocated to common stockholders	$26,933	$52,741	$52,892	$121,814
Weighted-average basic shares outstanding	32,695	32,388	32,612	32,304
Add: weighted-average diluted non-participating securities	156	306	222	353
Weighted-average diluted shares outstanding	32,851	32,694	32,834	32,657
Diluted EPS	$0.82	$1.61	$1.61	$3.73

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three and six months ended June 30, 2023, 456 thousand average restricted shares and 442 thousand average restricted shares, respectively, were excluded from the computation of diluted EPS under the treasury-stock method. For the three and six months ended June 30, 2022, 136 thousand average restricted shares and 87 thousand average restricted shares, respectively, were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive, as the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented.

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

In February 2023, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2023. During the first six months of 2023, the Company did not repurchase any shares of its common stock under the share repurchase program. As of June 30, 2023, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2023 share repurchase program.

During each of the first and second quarters of 2023, the Company paid a dividend of $0.63 per share. On August 2, 2023, the Company’s Board of Directors declared a dividend of $0.63 per share for the third quarter of 2023. The dividend will be paid on September 1, 2023 to all holders of record of the Company’s restricted and unrestricted common stock as of August 17, 2023.

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

(ii)	Servicing & Asset Management (“SAM”)—SAM’s activities include: (i) servicing and asset-managing the portfolio of loans the Company (a) originates and sells to the Agencies, (b) brokers to certain life insurance companies, and (c) originates through its principal lending and investing activities, (ii) managing third-party capital invested in commercial real estate assets through senior secured debt or limited partnership equity instruments; e.g., preferred equity, mezzanine debt, etc. either through funds or direct investments, and (iii) managing third-party capital invested in tax credit equity funds focused on the low-income housing tax credit (“LIHTC”) sector and other commercial real estate.

SAM earns revenue through (i) fees for servicing and asset-managing the loans in the Company’s servicing portfolio, (ii) asset management fees for managing third-party capital, and (iii) net interest income on the spread between the interest income on the loans and the warehouse interest expense for loans held for investment. Direct internal, including compensation, and external costs that are specific to SAM are included within the results of this reportable segment.

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company does allocate interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income from operations at each segment, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

The following tables provide a summary and reconciliation of each segment’s results for the three months ended June 30, 2023 and 2022.

	For the three months ended June 30, 2023
Segment Results		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$64,574	$394	$—	$64,968
Fair value of expected net cash flows from servicing, net	42,058	—	—	42,058
Servicing fees	—	77,061	—	77,061
Property sales broker fees	10,345	—	—	10,345
Investment management fees	—	16,309	—	16,309
Net warehouse interest income	(2,752)	1,226	—	(1,526)
Escrow earnings and other interest income	—	32,337	3,049	35,386
Other revenues	11,760	15,513	741	28,014
Total revenues	$125,985	$142,840	$3,790	$272,615

Expenses
Personnel	$93,067	$21,189	$19,049	$133,305
Amortization and depreciation	1,089	53,550	1,653	56,292
Provision (benefit) for credit losses	—	(734)	—	(734)
Interest expense on corporate debt	4,727	10,707	1,576	17,010
Other operating expenses	5,200	9,946	15,584	30,730
Total expenses	$104,083	$94,658	$37,862	$236,603
Income from operations	$21,902	$48,182	$(34,072)	$36,012
Income tax expense (benefit)	5,572	14,787	(9,868)	10,491
Net income before noncontrolling interests	$16,330	$33,395	$(24,204)	$25,521
Less: net income (loss) from noncontrolling interests	223	(2,337)	—	(2,114)
Walker & Dunlop net income	$16,107	$35,732	$(24,204)	$27,635

	For the three months ended June 30, 2022
Segment Results		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$102,085	$520	$—	$102,605
Fair value of expected net cash flows from servicing, net	51,949	—	—	51,949
Servicing fees	—	74,260	—	74,260
Property sales broker fees	46,386	—	—	46,386
Investment management fees	—	16,186	—	16,186
Net warehouse interest income	3,707	1,561	—	5,268
Escrow earnings and other interest income	—	6,648	103	6,751
Other revenues	11,491	25,780	172	37,443
Total revenues	$215,618	$124,955	$275	$340,848

Expenses
Personnel	$138,716	$17,819	$11,833	$168,368
Amortization and depreciation	1,083	58,469	1,551	61,103
Provision (benefit) for credit losses	—	(4,840)	—	(4,840)
Interest expense on corporate debt	1,535	4,528	349	6,412
Other operating expenses	5,873	5,269	25,053	36,195
Total expenses	$147,207	$81,245	$38,786	$267,238
Income from operations	$68,411	$43,710	$(38,511)	$73,610
Income tax expense (benefit)	17,499	11,175	(9,171)	19,503
Net income before noncontrolling interests	$50,912	$32,535	$(29,340)	$54,107
Less: net income (loss) from noncontrolling interests	653	(832)	—	(179)
Walker & Dunlop net income	$50,259	$33,367	$(29,340)	$54,286

The following tables provide a summary and reconciliation of each segment’s results for the six months ended June 30, 2023 and 2022 and total assets as of June 30, 2023 and 2022.

	As of and for the six months ended June 30, 2023
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$111,530	$522	$—	$112,052
Fair value of expected net cash flows from servicing, net	72,071	—	—	72,071
Servicing fees	—	152,827	—	152,827
Property sales broker fees	21,969	—	—	21,969
Investment management fees	—	31,482	—	31,482
Net warehouse interest income	(4,441)	2,916	—	(1,525)
Escrow earnings and other interest income	—	61,161	5,149	66,310
Other revenues	28,860	27,128	187	56,175
Total revenues	$229,989	$276,036	$5,336	$511,361

Expenses
Personnel	$183,529	$36,530	$31,859	$251,918
Amortization and depreciation	2,275	107,560	3,423	113,258
Provision (benefit) for credit losses	—	(11,509)	—	(11,509)
Interest expense on corporate debt	8,996	20,289	2,999	32,284
Other operating expenses	10,844	11,426	32,523	54,793
Total expenses	$205,644	$164,296	$70,804	$440,744
Income from operations	$24,345	$111,740	$(65,468)	$70,617
Income tax expense (benefit)	6,076	27,891	(16,341)	17,626
Net income before noncontrolling interests	$18,269	$83,849	$(49,127)	$52,991
Less: net income (loss) from noncontrolling interests	1,658	(2,967)	—	(1,309)
Walker & Dunlop net income	$16,611	$86,816	$(49,127)	$54,300

Total assets	$1,988,392	$2,340,147	$478,885	$4,807,424

	As of and for the six months ended June 30, 2022
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$183,908	$1,007	$—	$184,915
Fair value of expected net cash flows from servicing, net	104,679	—	—	104,679
Servicing fees	—	146,941	—	146,941
Property sales broker fees	69,784	—	—	69,784
Investment management fees	—	31,044	—	31,044
Net warehouse interest income	7,237	2,804	—	10,041
Escrow earnings and other interest income	—	8,406	148	8,554
Other revenues	18,827	41,246	44,261	104,334
Total revenues	$384,435	$231,448	$44,409	$660,292

Expenses
Personnel	$243,675	$34,483	$34,391	$312,549
Amortization and depreciation	1,139	113,362	2,754	117,255
Provision (benefit) for credit losses	—	(14,338)	—	(14,338)
Interest expense on corporate debt	3,058	9,064	695	12,817
Other operating expenses	13,074	10,298	45,037	68,409
Total expenses	$260,946	$152,869	$82,877	$496,692
Income from operations	$123,489	$78,579	$(38,468)	$163,600
Income tax expense (benefit)	29,410	18,715	(9,162)	38,963
Net income before noncontrolling interests	$94,079	$59,864	$(29,306)	$124,637
Less: net income (loss) from noncontrolling interests	718	(1,576)	—	(858)
Walker & Dunlop net income	$93,361	$61,440	$(29,306)	$125,495

Total assets	$1,688,848	$2,531,093	$314,831	$4,534,772

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

A detailed discussion of the Company’s accounting policies regarding the consolidation of VIEs and significant transactions involving VIEs is included in NOTE 2 and NOTE 17 of the 2022 Form 10-K.

As of June 30, 2023 and December 31, 2022, the assets and liabilities of the consolidated tax credit funds were immaterial.

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$791	$201
Restricted cash	2,605	1,532
Receivables, net	32,400	33,593
Other Assets	50,679	49,768
Total assets of consolidated VIEs	$86,475	$85,094

Liabilities:
Other liabilities	$42,653	$39,148
Total liabilities of consolidated VIEs	$42,653	$39,148

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	June 30, 2023	December 31, 2022
Assets
Committed investments in tax credit equity	$165,136	$254,154
Other assets: Equity-method investments	57,275	57,981
Total interests in nonconsolidated VIEs	$222,411	$312,135

Liabilities
Commitments to fund investments in tax credit equity	$156,617	$239,281
Total commitments to fund nonconsolidated VIEs	$156,617	$239,281

Maximum exposure to losses(1)(2)	$222,411	$312,135

(1)	Maximum exposure determined as Total interests in nonconsolidated VIEs. The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” “us,” or “our”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by new loans to us representing 60% of refinancing volumes and 21% of total transaction volumes coming from new customers for the six months ended June 30, 2023.

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

We acquired GeoPhy B.V. (“GeoPhy”), a leading commercial real estate technology company based in the Netherlands, in the first quarter of 2022. We are using GeoPhy’s data analytics and technology development capabilities to accelerate the growth of our small-balance lending platform by providing data analytics and other technology capabilities and our technology-enabled appraisal and valuation platform, Apprise.

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

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance multifamily lending platform, which involves a high volume of transactions with smaller loan balances. In support of this strategy, we acquired GeoPhy as noted above.

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

Housing Market Research and Real Estate Investment Banking Services

We own a 75% interest in a subsidiary doing business as Zelman & Associates (“Zelman”). Zelman is a nationally recognized housing market research and investment banking firm that will enhance the information we provide to our clients and increase our access to high-quality market insight in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions. Zelman is also a leading independent investment bank providing comprehensive M&A advisory services and capital markets solutions to our clients within the housing and commercial real estate sectors. As part of our growth strategy, we have increased the number of investment bankers to broaden our reach and expertise within the residential housing, building products, multifamily and commercial real estate sectors.

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary, Apprise by Walker & Dunlop (“Apprise”). Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and provides appraisal services to a client list that includes many national commercial real estate lenders. Apprise also provides quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country. Prior to the GeoPhy acquisition, we and GeoPhy each owned a 50% interest in Apprise, and we accounted for the interest as an equity-method investment. Subsequent to the GeoPhy acquisition, Apprise is a wholly-owned subsidiary of Walker & Dunlop. We have increased the number of valuation specialists and the geographical reach of our appraisal platform over the past several years through hiring and recruiting in support of our long-term growth strategy.

Servicing & Asset Management

Servicing & Asset Management focuses on servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, broker to certain life insurance companies, and originate through our principal lending and investing activities, and managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn revenue through net interest income on the loans and the warehouse interest expense for loans held for investment. The primary services within SAM are described below.

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

Using a combination of our own capital and warehouse debt financing, we offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Loan Program”). We underwrite, service, and asset-manage all loans executed through the Interim Loan Program. We originate and hold these Interim Loan Program loans for investment, which are included on our balance sheet, and during the time that these loans are outstanding, we assume the full risk of loss. The ultimate goal of the Interim Loan Program is to provide permanent Agency financing on these transitional properties. We believe third-party capital solutions, in the form of direct real estate investment or commingled funds, are a long-term growth opportunity for our servicing and asset management businesses, and we have steadily reduced our reliance on our own capital and warehouse debt financing to fund interim loans in order to focus on raising third-party capital solutions to meet market demand and pursue our asset management growth strategy.

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

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below. We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on economic and unemployment forecasts from a market survey and a blended loss rate from historical periods that we believe reflect the forecast from the survey. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period has been updated to reflect our expectations of the economic conditions over the coming year in relation to the historical period. For example, in the first quarter of 2023, we updated the loss rate used in the forecast period from 2.1 basis points to 2.3 basis points. This change resulted in our forecast-period loss rate increasing from 1.8 times to 3.8 times the historical loss rate factor to reflect our current expectations of the evolving and uncertain macroeconomic conditions facing the multifamily sector. We made multiple revisions to the loss rate used in the forecast period in the past, most notably related to the COVID-19 pandemic, and those changes in the loss rates have significantly impacted the estimate.

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

The weighted-average annual loss rate is calculated using a 10-year look-back period, utilizing the average portfolio balance and settled losses for each year. A 10-year period is used as we believe that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling 10-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to fall off and as new loss data are added. For example, in the first quarter of 2023, loss data from earlier periods in the look-back period with significantly higher losses fell off and were replaced with more recent loss data with significantly lower losses, resulting in the weighted-average annual loss rate changing from 1.2 basis points to 0.6 basis points. Changes in our expectations and forecasts have materially impacted, and in the future may materially impact, the estimate. In 2022, we had our first loss settlement in six years. We settled another immaterial loss settlement in July 2023.

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

The aggregate fair value of our contingent consideration liabilities as of June 30, 2023 was $175.0 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of June 30, 2023 was $293.3 million. Over the past two years, we have made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams. The earnouts completed prior to 2021 involved businesses that operated in our core debt financing business and involved substantially smaller amounts of contingent consideration as compared to the two aforementioned acquisitions.

Goodwill. As of June 30, 2023 and December 31, 2022, we reported goodwill of $963.7 million and $959.7 million, respectively. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. As of June 30, 2023, we continue to believe the goodwill at each of our reporting units is not impaired or at risk of impairment. As discussed below in Overview of Business Environment, the current macroeconomic environment has caused a significant disruption to the commercial real estate sector. As a result, many services supporting the commercial real estate sector have been negatively impacted over the past year, including transaction activity. The commercial real estate market is slowly recovering, and we continue to monitor the performance of our reporting units, including the impact of the decline in transaction volumes and services activity, as part of our ongoing goodwill impairment evaluation.

Overview of Current Business Environment

The current high interest rate environment continues to disrupt many sectors of the capital markets, causing significant volatility and uncertainty, including disruption in the commercial real estate lending environment, which is significantly constraining the supply of capital. Due to this uncertainty, our total transaction volumes decreased 57% from the first half of 2022, with the largest decreases in our debt brokerage (62%) and multifamily property sales (70%). The decrease in total transaction volumes also included a decrease in our GSE lending (28%) and HUD originations (54%).

To combat the high rate of inflation over the past two years the Federal Reserve has increased its target Federal Funds Rate by 5.00% since December 2021, with a target range of 5.00% to 5.25% as of June 30, 2023, with an additional 0.25% increase to 5.25% to 5.50% following its July 2023 meeting. The Federal Reserve held target rates steady at the June 2023 meeting, slowing a constant stream of rate increases dating back to March 2022 and signaling less aggressive rate increases. The actions of the Federal Reserve over the last 17 months has resulted in an increase in medium to long-term mortgage interest rates, which form the basis of most of our lending. The increase in the Federal Funds Rate has increased our earnings on escrow balances and cash and cash equivalents but also increased our borrowing costs for both our warehouse lines and corporate debt.

Additionally, late in the first quarter of 2023 and into the beginning of the second quarter, several regional banks failed and were put in receivership, partially due to the high interest rate environment and volatile economic conditions. The resulting instability in the banking sector compounded the already significant turmoil in the capital markets, resulting in additional pull back by traditional banking capital sources and further constraining commercial real estate transaction activity.

As the Federal Reserve continues to combat inflation through higher interest rates and with the turmoil in the banking sector, we expect commercial real estate debt and property sales transaction activity to be depressed in 2023 from the levels we achieved in 2022. Certain of our products were impacted more than others, with property sales volumes and debt brokerage executions in non-multifamily asset classes being impacted the most during the first half of the year, as banks and other third-party capital sources reduced their lending activities significantly and increase capital reserves. We also saw a significant slowdown in lending activity from the GSEs in the first quarter, as overall demand for new loans was down due to the broader macroeconomic uncertainty. However, as the market adjusted, the GSEs saw a 68% increase in their lending activity in the second quarter of 2023 compared to the first quarter of 2023. We expect the GSEs’ lending terms to remain competitive and supply much needed countercyclical capital to the multifamily sector for the rest of 2023, as the GSEs provide liquidity in countercyclical markets, and as GSE lending tends to be more heavily weighted towards the end of the year. When the broader capital markets tighten, the GSEs historically increase their lending activity to provide liquidity to the multifamily borrowing community as they did throughout 2020 and the second half of 2021. As the largest GSE multifamily lender by volume in 2022, we are well positioned to originate loans for the GSEs in 2023. As interest rates increased rapidly over the last year, and liquidity in the capital markets tightened, we have experienced declines in credit spreads to offset a portion of the interest rate increases on the total cost of borrowing. This has resulted in lower average servicing fees on our new GSE lending over the past year. Although our lending activity with the GSEs is expected to remain relatively stable for the remainder of 2023, we expect the servicing fees on new loans and associated profitability of those executions to remain consistent with levels experienced in the second half of 2022 and lower than long-term historical levels.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2022, the FHFA established Fannie Mae’s and Freddie Mac’s 2023 loan origination caps at $75 billion each for all multifamily business, a 4% decrease from the 2022 caps, but an increase over actual 2022 lending volumes for both Agencies. During the three months ended June 30, 2023, Fannie Mae and Freddie Mac had multifamily origination volumes of $15.0 billion and $12.8 billion, respectively, down 19.8% and 12.9%, respectively, from the same period in 2022. During the six months ended June 30, 2023, Fannie Mae and Freddie Mac had multifamily origination volumes of $25.2 billion and $19.1 billion, respectively, down 27.4% and 35.5%, from the first half of 2022, respectively, leaving a combined $105.7 billion of available lending capacity for the remainder of 2023. A decline in our GSE originations negatively impacts our financial results, as our non-cash MSR revenues decrease disproportionately with debt financing volume and future servicing revenue would be constrained or decline.

Despite the higher interest rate environment and declines in commercial real estate lending and property sales, macroeconomic conditions impacting multifamily property fundamentals remained healthy in the second quarter of 2023, with the national unemployment rate remaining low at 3.6% as of June 2023. According to RealPage, a provider of commercial real estate data and analytics, vacancies have risen from their historical low of 2.4% in February 2022 and stabilized at 5.3% as of June 2023. The recent historically low vacancy rates were largely considered to be unsustainable form a long-term perspective, and the current vacancy rate represents a return to normal that matches the pre-pandemic decade-long average.

Our multifamily property sales volumes decreased 70% in the first half of 2023. We continue to compete for market share in the multifamily property sales sector, as customers increasingly look to experienced brokers to maximize value in this uncertain environment. Long term, we believe the market fundamentals will continue to be positive for multifamily properties, and we are beginning to see an increase in assets brought to market as we enter the second half of the year. Over the last several years, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in many geographical areas. Consequently, the fundamentals of the multifamily assets were strong prior to the pandemic, and, when combined with high occupancy and elevated real-estate prices, we expect that market demand for multifamily assets in the long-term will return as this asset class remains an attractive investment option.

Our debt brokerage platform had lower volumes this quarter compared to the first half of 2022 due to the volatile interest rate environment and constrained supply of capital from banks, securitization markets, and other specialty finance lenders. As the interest rate environment and banking sector begin to stabilize, we expect capital to slowly return to the market.

As noted above, our debt financing operations with HUD declined compared to the first half of 2022. HUD loan volumes accounted for 2.1% and 2.3% of our total debt financing volumes for the three and six months ended June 30, 2023, respectively, compared to 1.4% and 2.5% of our total debt financing volumes for the three and six months ended June 30, 2022, respectively. The decline in HUD debt financing volumes as a percentage of our total debt financing volumes was driven by lower aggregate HUD lending volumes industry-wide, as the ongoing high interest-rate environment discussed above more acutely impacted the HUD product given the longer lead times associated with HUD executions.

We entered into the Interim Program JV to expand our capacity to originate Interim Program loans beyond the use of our own balance sheet. Demand for transitional lending was strong over the last several years and drove increased competition from lenders, specifically banks, private debt funds, mortgage real estate investment trusts, and life insurance companies. Since the Federal Reserve began increasing interest rates a year and a half ago, the supply of capital to transitional lending decreased substantially due to constraints in lending from banks, as well as tightening credit standards for transitional assets. For the six months ended June 30, 2023, we did not originate any Interim Program JV loans, compared to $86.3 million of originations for the same period last year. Given the volatile macroeconomic conditions discussed above we continue to approach our lending activity on transitional assets cautiously. We expect our lending volumes for transitional assets to remain low until economic conditions normalize. Except for one loan that defaulted in early 2019, the loans in our portfolio and in the Interim Program JV continue to perform according to their terms.

Our subsidiary, Alliant, which provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, joint venture development, and community preservation fund management remains the 6th largest LIHTC syndicator despite the economic challenges mentioned above. We continue to approach the affordable housing space with a combined LIHTC syndication and affordable housing service offering that we believe will generate significant long-term financing, property sales, and syndication opportunities. Additionally, as part of FHFA’s 2023 loan origination caps of $150 billion announced in November 2022, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. We expect these initiatives will create additional growth opportunities for both Alliant and our debt financing and property sales teams focused on affordable housing, as evidenced by the $407 million of equity syndicated by Alliant for the six months ended June 30, 2023, putting them on pace for their strongest year of syndicated equity ever.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2023 and 2022. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands; except per share data)	2023	2022	2023	2022
Transaction Volume:
Components of Debt Financing Volume
Total Debt Financing Volume	$6,907,835	$14,650,958	$11,733,633	$23,785,975
Property Sales Volume	1,504,383	7,892,062	3,399,065	11,423,752
Total Transaction Volume	$8,412,218	$22,543,020	$15,132,698	$35,209,727

Key Performance Metrics:
Operating margin	13%	22%	14%	25%
Return on equity	7	14	6	16
Walker & Dunlop net income	$27,635	$54,286	$54,300	$125,495
Adjusted EBITDA(1)	70,501	94,844	138,476	157,480
Diluted EPS	0.82	1.61	1.61	3.73

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	49%	49%	49%	47%
Other operating expenses	11	11	11	10

	As of June 30,
Managed Portfolio:	2023	2022
Total Servicing Portfolio	$126,646,181	$119,021,507
Assets under management	16,903,055	16,692,556
Total Managed Portfolio	$143,549,236	$135,714,063
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following tables present period-to-period comparisons of our financial results for the three and six months ended June 30, 2023 and 2022.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$64,968	$102,605	$(37,637)	(37)%
Fair value of expected net cash flows from servicing, net	42,058	51,949	(9,891)	(19)
Servicing fees	77,061	74,260	2,801	4
Property sales broker fees	10,345	46,386	(36,041)	(78)
Investment management fees	16,309	16,186	123	1
Net warehouse interest income	(1,526)	5,268	(6,794)	(129)
Escrow earnings and other interest income	35,386	6,751	28,635	424
Other revenues	28,014	37,443	(9,429)	(25)
Total revenues	$272,615	$340,848	$(68,233)	(20)

Expenses
Personnel	$133,305	$168,368	$(35,063)	(21)%
Amortization and depreciation	56,292	61,103	(4,811)	(8)
Provision (benefit) for credit losses	(734)	(4,840)	4,106	(85)
Interest expense on corporate debt	17,010	6,412	10,598	165
Other operating expenses	30,730	36,195	(5,465)	(15)
Total expenses	$236,603	$267,238	$(30,635)	(11)
Income from operations	$36,012	$73,610	$(37,598)	(51)
Income tax expense	10,491	19,503	(9,012)	(46)
Net income before noncontrolling interests	$25,521	$54,107	$(28,586)	(53)
Less: net income (loss) from noncontrolling interests	(2,114)	(179)	(1,935)	1,081
Walker & Dunlop net income	$27,635	$54,286	$(26,651)	(49)

FINANCIAL RESULTS – SIX MONTHS

CONSOLIDATED

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$112,052	$184,915	$(72,863)	(39)%
Fair value of expected net cash flows from servicing, net	72,071	104,679	(32,608)	(31)
Servicing fees	152,827	146,941	5,886	4
Property sales broker fees	21,969	69,784	(47,815)	(69)
Investment management fees	31,482	31,044	438	1
Net warehouse interest income	(1,525)	10,041	(11,566)	(115)
Escrow earnings and other interest income	66,310	8,554	57,756	675
Other revenues	56,175	104,334	(48,159)	(46)
Total revenues	$511,361	$660,292	$(148,931)	(23)

Expenses
Personnel	$251,918	$312,549	$(60,631)	(19)%
Amortization and depreciation	113,258	117,255	(3,997)	(3)
Provision (benefit) for credit losses	(11,509)	(14,338)	2,829	(20)
Interest expense on corporate debt	32,284	12,817	19,467	152
Other operating expenses	54,793	68,409	(13,616)	(20)
Total expenses	$440,744	$496,692	$(55,948)	(11)
Income from operations	$70,617	$163,600	$(92,983)	(57)
Income tax expense	17,626	38,963	(21,337)	(55)
Net income before noncontrolling interests	$52,991	$124,637	$(71,646)	(57)
Less: net income (loss) from noncontrolling interests	(1,309)	(858)	(451)	53
Walker & Dunlop net income	$54,300	$125,495	$(71,195)	(57)

Overview

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The decrease in revenues was primarily driven by decreases in loan origination and debt brokerage fees, net (“origination fees”), the fair value of expected net cash flows from servicing, net (“MSR income”), property sales broker fees, net warehouse interest income, and other revenues, partially offset by increases in escrow earnings and other interest income and servicing fees. Origination fees and MSR income decreased largely as a result of a 52% decline in overall debt financing volume. Property sales broker fees decreased primarily due to an 81% decline in property sales volume. Net warehouse interest income decreased from short-term rates remaining higher than long-term rates (“inverted yield curve”) during the second quarter of 2023. Other revenues decreased primarily due to a decline in prepayment fees. Escrow earnings and other interest income increased primarily as a result of a higher escrow earnings rate due to rising short-term interest rates. Servicing fees increased largely from an increase in the average servicing portfolio outstanding.

The decrease in expenses was due to decreases in personnel costs, amortization and depreciation expense, and other operating expenses, partially offset by an increase in interest expense on corporate debt and a decrease in benefit for credit losses. Personnel costs decreased largely due to decreases in commission costs as a result of our lower transaction volumes. Amortization and depreciation expense decreased primarily due to a decline in write-offs of MSRs due to lower prepayments in the servicing portfolio. Other operating expenses decreased as a direct result of our cost reduction initiatives across a variety of general and administrative cost categories. Interest expense on corporate debt increased due to (i) an increase in interest rates as our corporate debt’s floating rate is tied to short-term interest rates, (ii) an increase in the outstanding principal balance of corporate debt, and (iii) an increase in the principal balance of our corporate debt subject to floating interest rates, as we replaced the fixed-rate debt at one of our subsidiaries with a floating-rate debt. The decrease in the benefit for credit losses was primarily due to a decrease in the forecast-period loss rate during the three months ended June 30, 2022 with no comparable activity for the three months ended June 30, 2023.

Income Tax Expense. The decrease in income tax expense primarily relates to a 51% decrease in income from operations, partially offset by a $0.4 million decrease in realizable excess tax benefits.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The decrease in revenues was primarily driven by decreases in origination fees, MSR income, property sales broker fees, net warehouse interest income, and other revenues, partially offset by increases in servicing fees and escrow earnings and other interest income. Origination fees and MSR income decreased largely as a result of a 50% decline in overall debt financing volume. Property sales broker fees decreased primarily due to a 70% decline in property sales volume. Net warehouse interest income decreased due to the substantially inverted yield curve throughout 2023. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Escrow earnings and other interest income increased primarily as a result of a higher escrow earnings rate due to rising short-term interest rates. Other revenues decreased primarily due to a $39.6 million one-time gain from the revaluation of our previously held equity-method investment in Apprise in the first quarter of 2022, with no comparable activity in 2023, combined with a decline in prepayment fees.

The decrease in expenses was due to decreases in personnel costs, amortization and depreciation, and other operating expenses, partially offset by an increase in interest expense on corporate debt and a decrease in benefit for credit losses. Personnel costs decreased largely due to decreases in commission costs as a result of our lower transaction volumes and bonus and share-based compensation accruals due to our financial performance, partially offset by an increase in salaries expense as we had personnel expenses from an acquisition for only a portion of the first quarter of 2022. Other operating expenses decreased primarily as a result of the write off of unamortized debt premium as we paid off a note payable at one of our subsidiaries, and other decreases as a result of our cost reduction initiatives. The decrease in the benefit for credit losses was primarily due to a reduction in the forecast-period loss rate in the second quarter of 2022 as we removed the lingering effects of the COVID-19 pandemic from our forecast-period loss rate and made no comparable adjustments to the forecast-period loss rate in 2023. Interest expense on corporate debt increased due to (i) an increase in interest rates as our corporate debt’s floating rate is tied to short-term interest rates, (ii) an increase in the outstanding principal balance of corporate debt, and (iii) an increase in the principal balance of our corporate debt subject to floating interest rates, as we replaced the fixed-rate debt at one of our subsidiaries with a floating-rate debt.

Income Tax Expense. The decrease in income tax expense primarily relates to a 57% decrease in income from operations.

A discussion of the financial results for our segments is included further below.

Non-GAAP Financial Measure

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses, net write-offs, stock-based incentive compensation charges, the fair value of expected net cash flows from servicing, net, the write off of the unamortized balance of premium associated with the repayment of a portion of our corporate debt, and the gain from revaluation of a previously held equity-method investment. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$27,635	$54,286	$54,300	$125,495
Income tax expense	10,491	19,503	17,626	38,963
Interest expense on corporate debt	17,010	6,412	32,284	12,817
Amortization and depreciation	56,292	61,103	113,258	117,255
Provision (benefit) for credit losses	(734)	(4,840)	(11,509)	(14,338)
Net write-offs(1)	(6,033)	—	(6,033)	—
Share-based compensation expense	7,898	10,329	15,041	21,608
Gain from revaluation of previously held equity-method investment	—	—	—	(39,641)
Write off of unamortized premium from corporate debt repayment	—	—	(4,420)	—
Fair value of expected net cash flows from servicing, net	(42,058)	(51,949)	(72,071)	(104,679)
Adjusted EBITDA	$70,501	$94,844	$138,476	$157,480

(1)	The net write-off is related to a loan held for investment that was charged off during the second quarter of 2023.

The following tables present period-to-period comparisons of the components of adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Loan origination and debt brokerage fees, net	$64,968	$102,605	$(37,637)	(37)%
Servicing fees	77,061	74,260	2,801	4
Property sales broker fees	10,345	46,386	(36,041)	(78)
Investment management fees	16,309	16,186	123	1
Net warehouse interest income	(1,526)	5,268	(6,794)	(129)
Escrow earnings and other interest income	35,386	6,751	28,635	424
Other revenues	30,128	37,622	(7,494)	(20)
Personnel	(125,407)	(158,039)	32,632	(21)
Net write-offs(1)	(6,033)	—	(6,033)	N/A
Other operating expenses	(30,730)	(36,195)	5,465	(15)
Adjusted EBITDA	$70,501	$94,844	$(24,343)	(26)

ADJUSTED EBITDA – SIX MONTHS

CONSOLIDATED

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Loan origination and debt brokerage fees, net	$112,052	$184,915	$(72,863)	(39)%
Servicing fees	152,827	146,941	5,886	4
Property sales broker fees	21,969	69,784	(47,815)	(69)
Investment management fees	31,482	31,044	438	1
Net warehouse interest income	(1,525)	10,041	(11,566)	(115)
Escrow earnings and other interest income	66,310	8,554	57,756	675
Other revenues	57,484	65,551	(8,067)	(12)
Personnel	(236,877)	(290,941)	54,064	(19)
Net write-offs(1)	(6,033)	—	(6,033)	N/A
Other operating expenses	(59,213)	(68,409)	9,196	(13)
Adjusted EBITDA	$138,476	$157,480	$(19,004)	(12)

Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

Origination fees decreased primarily due to declines in overall debt financing volumes. Servicing fees increased largely due to growth in the average servicing portfolio period over period. Property sales broker fees decreased principally due to declines in property sales volumes. Net warehouse interest income decreased primarily due to the inverted yield curve throughout much of 2023. Escrow earnings and other interest income increased largely as a result of higher escrow earnings rates due to rising short-term interest rates. Other revenues decreased primarily due to declines in prepayment fees. The decreases in personnel expenses were primarily due to decreases in commission costs due to our lower transaction volumes and, for the six-month period only, a decrease in performance-based compensation accruals, partially offset by increases in salaries and benefits costs driven by an increase in the average headcount. Net write-offs increased due to the first-ever charge off related to the Interim Program for a loan that defaulted in 2019 that was settled in the second quarter of 2023. Other operating expenses decreased largely as a result of decreases in travel and entertainment costs and professional fees as a result of our cost reduction initiatives.

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

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2023 and 2022.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Net cash provided by (used in) operating activities	$(881,031)	$853,869	$(1,734,900)	(203)%
Net cash provided by (used in) investing activities	110,616	(113,928)	224,544	(197)
Net cash provided by (used in) financing activities	796,024	(937,359)	1,733,383	(185)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	283,892	195,762	88,130	45

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(901,749)	$832,200	$(1,733,949)	(208)%
Net cash provided by (used in) operating activities, excluding loan origination activity	20,718	21,669	(951)	(4)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$—	$(46,395)	$46,395	(100)%
Purchases of equity-method investments	(15,231)	(12,029)	(3,202)	27
Acquisitions, net of cash received	—	(78,465)	78,465	(100)
Net payoff of (investment in) loans held for investment	129,017	22,443	106,574	475
Net distributions from (investments in) joint ventures	1,524	6,319	(4,795)	(76)

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$902,144	$(826,454)	$1,728,598	(209)%
Repayments of interim warehouse notes payable	(91,586)	(26,000)	(65,586)	252
Repayments of notes payable	(118,046)	(21,244)	(96,802)	456
Borrowings of notes payable	196,000	—	196,000	N/A
Payment of contingent consideration	(25,690)	(17,612)	(8,078)	46
Repurchase of common stock	(18,057)	(39,380)	21,323	(54)

The change to net cash used in operating activities from net cash provided by operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The increase in cash flows used in loan origination activities is primarily attributable to originations outpacing sales by $901.8 million in 2023 compared to sales outpacing originations by $832.2 million in 2022. Originations outpaced sales in 2023 primarily due to the timing of delivery of our loans held for sale, as we held a larger balance of loans held for sale as of June 30, 2023 compared to June 30, 2022. Excluding cash used for the origination and sale of loans, cash flows used in operating activities were $20.7 million in 2023, down immaterially from 2022.

The change from net cash used in investing activities in 2022 to net cash provided by investing activities in 2023 was due to decreases in (i) a significant reduction in cash used for acquisitions in 2023 compared to 2022, as we had no acquisitions in 2023, (ii) a decrease in the purchase of AFS securities, which was impacted by the elevated payoffs of pledged AFS securities leading up to 2022, and (iii) an increase in net payoff of loans held for investment in 2023 due to contractual maturities and the refinancing of these transitional bridge loans to permanent debt structures.

The change from cash used in financing activities in 2022 to cash provided by financing activities in 2023 was attributable to (i) an increase in net warehouse borrowings due to the aforementioned loan origination activity, (ii) an increase in borrowings of notes payable, and (iii) a decrease in repurchases of common stock, partially offset by (a) an increase in repayments of notes payable, (b) an increase in payments of contingent consideration as the Company made the first payment related to the Alliant acquisition in 2023, and (c) an increase in repayments of interim warehouse notes payable. The increase in borrowings of notes payable was due to borrowings under our Incremental Term Loan (defined in Liquidity and Capital Resources below), a portion of which was used to repay notes payable at one of our subsidiaries, resulting in an increase in the repayments of notes payable. The decrease in repurchase of common stock was related to a decrease in the number and value of employee stock vesting events related to previously issued equity grants under our various share-based compensation plans due to both our financial performance and the substantially lower stock price at which these vesting events occurred. The increase in repayments of interim warehouse notes payable was due to an increase in payoffs of loans funded with warehouse borrowings year over year.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands; except per share data)	2023	2022	Change	Change
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$2,230,952	$3,918,400	$(1,687,448)	(43)%
Freddie Mac	1,212,887	1,141,034	71,853	6
Ginnie Mae ̶ HUD	147,773	201,483	(53,710)	(27)
Brokered(1)	3,316,223	9,258,490	(5,942,267)	(64)
Total Debt Financing Volume	$6,907,835	$14,519,407	$(7,611,572)	(52)%
Property sales volume	1,504,383	7,892,062	(6,387,679)	(81)
Total Transaction Volume	$8,412,218	$22,411,469	$(13,999,251)	(62)%

Key Performance Metrics:
Net income	$16,107	$50,259	(34,152)	(68)
Adjusted EBITDA(2)	(10,334)	22,830	(33,164)	(145)
Operating margin	17%	32%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination fees	0.93%	0.71%
MSR income	0.61	0.36
MSR income, as a percentage of Agency debt financing volume	1.17	0.99

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands; except per share data)	2023	2022	Change	Change
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$3,589,660	$5,916,774	$(2,327,114)	(39)%
Freddie Mac	2,188,624	2,128,883	59,741	3
Ginnie Mae ̶ HUD	275,372	593,176	(317,804)	(54)
Brokered(1)	5,679,977	14,901,571	(9,221,594)	(62)
Total Debt Financing Volume	$11,733,633	$23,540,404	$(11,806,771)	(50)%
Property sales volume	3,399,065	11,423,752	(8,024,687)	(70)
Total Transaction Volume	$15,132,698	$34,964,156	$(19,831,458)	(57)%

Key Performance Metrics:
Net income	$16,611	$93,361	(76,750)	(82)%
Adjusted EBITDA(2)	(29,021)	31,364	(60,385)	(193)
Operating margin	11%	32%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination fees	0.95%	0.78%
MSR income	0.61	0.44
MSR income, as a percentage of Agency debt financing volume	1.19	1.21
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$64,574	$102,085	$(37,511)	(37)%
Fair value of expected net cash flows from servicing, net	42,058	51,949	(9,891)	(19)
Property sales broker fees	10,345	46,386	(36,041)	(78)
Net warehouse interest income, loans held for sale	(2,752)	3,707	(6,459)	(174)
Other revenues	11,760	11,491	269	2
Total revenues	$125,985	$215,618	$(89,633)	(42)

Expenses
Personnel	$93,067	$138,716	$(45,649)	(33)%
Amortization and depreciation	1,089	1,083	6	1
Interest expense on corporate debt	4,727	1,535	3,192	208
Other operating expenses	5,200	5,873	(673)	(11)
Total expenses	$104,083	$147,207	$(43,124)	(29)
Income from operations	$21,902	$68,411	$(46,509)	(68)
Income tax expense	5,572	17,499	(11,927)	(68)
Net income before noncontrolling interests	$16,330	$50,912	$(34,582)	(68)
Less: net income (loss) from noncontrolling interests	223	653	(430)	(66)
Net income	$16,107	$50,259	$(34,152)	(68)

FINANCIAL RESULTS – SIX MONTHS

CAPITAL MARKETS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$111,530	$183,908	$(72,378)	(39)%
Fair value of expected net cash flows from servicing, net	72,071	104,679	(32,608)	(31)
Property sales broker fees	21,969	69,784	(47,815)	(69)
Net warehouse interest income, loans held for sale	(4,441)	7,237	(11,678)	(161)
Other revenues	28,860	18,827	10,033	53
Total revenues	$229,989	$384,435	$(154,446)	(40)

Expenses
Personnel	$183,529	$243,675	$(60,146)	(25)%
Amortization and depreciation	2,275	1,139	1,136	100
Interest expense on corporate debt	8,996	3,058	5,938	194
Other operating expenses	10,844	13,074	(2,230)	(17)
Total expenses	$205,644	$260,946	$(55,302)	(21)
Income from operations	$24,345	$123,489	$(99,144)	(80)
Income tax expense	6,076	29,410	(23,334)	(79)
Net income before noncontrolling interests	$18,269	$94,079	$(75,810)	(81)
Less: net income (loss) from noncontrolling interests	1,658	718	940	131
Net income	$16,611	$93,361	$(76,750)	(82)

Revenues

Loan origination and debt brokerage fees, net (“origination fees”) and Fair value of expected net cash flows from servicing, net (“MSR income”). The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended		For the six months ended
	June 30,		June 30,
Debt Financing Volume by Product Type	2023	2022	2023	2022
Fannie Mae	32%	27%	31%	25%
Freddie Mac	18	8	19	9
Ginnie Mae ̶ HUD	2	1	2	3
Brokered	48	64	48	63

	For the three months ended		For the six months ended
	June 30,		June 30,
Mortgage Banking Details (basis points)	2023	2022	2023	2022
Origination Fee Rate (1)	93	71	95	78
Basis Point Change	22		17
Percentage Change	31%		22%
MSR Rate (2)	61	36	61	44
Basis Point Change	25		17
Percentage Change	69%		39%
Agency MSR Rate (3)	117	99	119	121
Basis Point Change	18		(2)
Percentage Change	18%		(2)%
(1)	Loan origination and debt brokerage fees, net as a percentage of total mortgage banking volume.

(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR Income as a percentage of Agency debt financing volume.

For the three and six months ended June 30, 2023, the decreases in origination fees were primarily the result of a 52% and 50% decrease in segment debt financing volume, respectively, partially offset by a 22-basis-point and 17-basis-point increase in our origination fee rate, respectively. The increases in the origination fee rate were driven by increases in Agency debt financing volume as a percentage of total debt financing volume as seen above. Agency loans have higher origination fees than brokered loans. Additionally, during the three and six months ended June 30, 2022, our Fannie Mae debt financing volumes included a $1.9 billion Fannie Mae loan portfolio, for which we received a much lower origination fee than is typical for individual loans.

For the three months ended June 30, 2023, the decrease in MSR income was attributable to a 32% decrease in Agency debt financing volume, partially offset by an 18 basis-point increase in our Agency MSR Rate seen above. The increase in the Agency MSR Rate was primarily the result of an increase in the weighted-average servicing fee (“WASF”) for Fannie Mae debt financing volume. The increase in WASF was related to a $1.9 billion Fannie Mae portfolio that closed in the second quarter of 2022, which had a very low servicing fee rate that is typical of such a portfolio. There was no comparable portfolio in 2023. For non-portfolio Fannie Mae debt financing volume, the WASF was lower in 2023 than 2022.

For the six months ended June 30, 2023, the decrease in MSR income was attributable to a 30% decrease in Agency debt financing volume and a two-basis point decrease in our Agency MSR Rate seen above. Our Agency MSR Rate decreased primarily due to a decrease in the servicing fee rate on our Agency debt financing volumes in 2023 compared to 2022. In 2023, our Fannie Mae and HUD volumes represented a smaller share of our Agency debt financing volumes, resulting in the lower servicing fee rate and Agency MSR Rate. Our Fannie Mae and HUD products are our most profitable products. Additionally, the impact on WASF for the portfolio noted above for the three-month period also impacted the six-month period. However, the positive impact it had on the Agency MSR rate for the three-month period was offset by a decrease in the WASF on Fannie Mae debt financing volume from the first quarter of 2022 to the first quarter of 2023.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in debt financing volumes and weighted average servicing fees.

Property sales broker fees. For the three and six months ended June 30, 2023, the decrease in property sales broker fees was driven principally by the 81% and 70% decreases, respectively, in the property sales volumes period over period.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in property sales volume.

Net warehouse interest income. For both the three and six months ended June 30, 2023, the decreases in net warehouse interest income were primarily attributable to an inverted yield curve during 2023, partially offset by a lower average balance of loans held for sale. Short-term interest rates, upon which we incur interest expense, were higher than the long-term mortgage rates, upon which we earn interest income, during 2023. Partially reducing the effect of the inverted yield curve and resulting negative net spread shown below was the lower average balance of loans held for sale outstanding in 2023 compared to 2022, which was driven by a reduction in the number of days loans were held before delivery and the lower debt financing volumes.

	For the three months ended		For the six months ended
	June 30,		June 30,
Net Warehouse Interest Income Details (dollars in thousands)	2023	2022	2023	2022
Average LHFS Outstanding Balance	$671,088	$1,544,158	$603,345	$1,345,020
Dollar Change	$(873,070)		$(741,675)
Percentage Change	(57)%		(55)%
LHFS Net Spread (basis points)	(164)	96	(147)	108
Basis Point Change	(260)		(255)
Percentage Change	(271)%		(236)%

Other Revenues. For the six months ended June 30, 2023, the increase was due to a $6.5 million increase in investment banking revenues and smaller increases in various other revenues categories. The increase in investment banking revenues was primarily due to the closing of the largest investment banking advisory transaction in Company history.

Expenses

Personnel. For the three months ended June 30, 2023, the decrease was primarily the result of a $44.1 million decrease in commission costs due to lower origination fees and property sales broker fees noted above.

For the six months ended June 30, 2023, the decrease was primarily the result of a $64.2 million decrease in commission costs due to lower origination fees and property sales broker fees, partially offset by a $4.0 million increase in salaries and other compensation costs due to an increase in average headcount prior to the aforementioned workforce reduction.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$16,107	$50,259	$16,611	$93,361
Income tax expense	5,572	17,499	6,076	29,410
Interest expense on corporate debt	4,727	1,535	8,996	3,058
Amortization and depreciation	1,089	1,083	2,275	1,139
Share-based compensation expense	4,229	4,403	9,092	9,075
MSR Income	(42,058)	(51,949)	(72,071)	(104,679)
Adjusted EBITDA	$(10,334)	$22,830	$(29,021)	$31,364

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$64,574	$102,085	$(37,511)	(37)%
Property sales broker fees	10,345	46,386	(36,041)	(78)
Net warehouse interest income, loans held for sale	(2,752)	3,707	(6,459)	(174)
Other revenues	11,537	10,838	699	6
Personnel	(88,838)	(134,313)	45,475	(34)
Other operating expenses	(5,200)	(5,873)	673	(11)
Adjusted EBITDA	$(10,334)	$22,830	$(33,164)	(145)

ADJUSTED EBITDA – SIX MONTHS

CAPITAL MARKETS

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$111,530	$183,908	$(72,378)	(39)%
Property sales broker fees	21,969	69,784	(47,815)	(69)
Net warehouse interest income, loans held for sale	(4,441)	7,237	(11,678)	(161)
Other revenues	27,202	18,109	9,093	50
Personnel	(174,437)	(234,600)	60,163	(26)
Other operating expenses	(10,844)	(13,074)	2,230	(17)
Adjusted EBITDA	$(29,021)	$31,364	$(60,385)	(193)

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Origination fees decreased due to a decrease in our overall debt financing volume, partially offset by an increase in our origination fee rate. Property sales broker fees decreased as a result of the decline in property sales volumes. Net warehouse interest income decreased due to the inverted yield curve. The decrease in personnel expense was primarily due to decreased commission costs due to the decrease in origination fees and property sales broker fees.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Origination fees decreased due to a decrease in our overall debt financing volume, partially offset by an increase in our origination fee rate. Property sales broker fees decreased as a result of the decline in property sales volumes. Net warehouse interest income decreased primarily due to the inverted yield curve. Other revenues increased due to increased investment banking revenues. The decrease in personnel expense was primarily due to decreased commission costs due to the decrease in origination fees and property sales broker fees, partially offset by growth in salaries and other compensation costs.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(dollars in thousands)	As of June 30,		Dollar	Percentage
Managed Portfolio:	2023	2022	Change	Change
Components of Servicing Portfolio
Fannie Mae	$61,356,554	$57,122,414	$4,234,140	7%
Freddie Mac	38,287,200	36,886,666	1,400,534	4
Ginnie Mae - HUD	10,246,632	9,570,012	676,620	7
Brokered (1)	16,684,115	15,190,315	1,493,800	10
Principal Lending and Investing (2)	71,680	252,100	(180,420)	(72)
Total Servicing Portfolio	$126,646,181	$119,021,507	$7,624,674	6%
Assets under management	16,903,055	16,692,556	210,499	1
Total Managed Portfolio	$143,549,236	$135,714,063	$7,835,173	6%

	For the three months ended
	June 30,		Dollar	Percentage
Key Volume and Performance Metrics:	2023	2022	Change	Change
Equity syndication volume(3)	$271,181	$296,767	$(25,586)	(9)%
Principal Lending and Investing debt financing volume(4)	—	131,551	(131,551)	(100)
Net income	35,732	33,367	2,365	7
Adjusted EBITDA(5)	108,459	103,371	5,088	5
Operating margin	34%	35%

	For the six months ended
	June 30,		Dollar	Percentage
Key Volume and Performance Metrics:	2023	2022	Change	Change
Equity syndication volume(3)	$407,094	$361,290	$45,804	13%
Principal Lending and Investing debt financing volume(4)	—	245,571	(245,571)	(100)
Net income	86,816	61,440	25,376	41
Adjusted EBITDA(5)	221,434	189,607	31,827	17
Operating margin	40%	34%

	As of June 30,
Key Servicing Portfolio Metrics:	2023	2022
Custodial escrow account balance (in billions)	$2.8	$2.3
Weighted-average servicing fee rate (basis points)	24.3	24.9
Weighted-average remaining servicing portfolio term (years)	8.6	8.9

	As of June 30,
Components of assets under management (in thousands)	2023	2022
LIHTC	$14,678,229	$14,495,126
Investment funds	1,329,335	1,298,143
Interim Program JV Managed Loans	895,491	899,287
Total assets under management	$16,903,055	$16,692,556

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	For the three months ended June 30, 2022, includes $113.6 million from the Interim Loan Program and $17.9 million from WDIP separate accounts. For the six months ended June 30, 2022, includes $86.3 million from the Interim Program JV, $113.6 million from the Interim Loan Program, and $45.7 million from WDIP separate accounts.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$394	$520	$(126)	(24)%
Servicing fees	77,061	74,260	2,801	4
Investment management fees	16,309	16,186	123	1
Net warehouse interest income, loans held for investment	1,226	1,561	(335)	(21)
Escrow earnings and other interest income	32,337	6,648	25,689	386
Other revenues	15,513	25,780	(10,267)	(40)
Total revenues	$142,840	$124,955	$17,885	14

Expenses
Personnel	$21,189	$17,819	$3,370	19%
Amortization and depreciation	53,550	58,469	(4,919)	(8)
Provision (benefit) for credit losses	(734)	(4,840)	4,106	(85)
Interest expense on corporate debt	10,707	4,528	6,179	136
Other operating expenses	9,946	5,269	4,677	89
Total expenses	$94,658	$81,245	$13,413	17
Income from operations	$48,182	$43,710	$4,472	10
Income tax expense	14,787	11,175	3,612	32
Income before noncontrolling interests	$33,395	$32,535	$860	3
Less: net income (loss) from noncontrolling interests	(2,337)	(832)	(1,505)	181
Net income	$35,732	$33,367	$2,365	7

FINANCIAL RESULTS – SIX MONTHS

SERVICING & ASSET MANAGEMENT

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$522	$1,007	$(485)	(48)%
Servicing fees	152,827	146,941	5,886	4
Investment management fees	31,482	31,044	438	1
Net warehouse interest income, loans held for investment	2,916	2,804	112	4
Escrow earnings and other interest income	61,161	8,406	52,755	628
Other revenues	27,128	41,246	(14,118)	(34)
Total revenues	$276,036	$231,448	$44,588	19

Expenses
Personnel	$36,530	$34,483	$2,047	6%
Amortization and depreciation	107,560	113,362	(5,802)	(5)
Provision (benefit) for credit losses	(11,509)	(14,338)	2,829	(20)
Interest expense on corporate debt	20,289	9,064	11,225	124
Other operating expenses	11,426	10,298	1,128	11
Total expenses	$164,296	$152,869	$11,427	7
Income from operations	$111,740	$78,579	$33,161	42
Income tax expense	27,891	18,715	9,176	49
Income before noncontrolling interests	$83,849	$59,864	$23,985	40
Less: net income (loss) from noncontrolling interests	(2,967)	(1,576)	(1,391)	88
Net income	$86,816	$61,440	$25,376	41

Revenues

Servicing Fees. For the three and six months ended June 30, 2023, the increases were primarily attributable to increases in the average servicing portfolio period over period as shown below, slightly offset by declines in the average servicing fee rates. The increases in the average servicing portfolio was driven by the $4.2 billion and $1.4 billion increases in Fannie Mae and Freddie Mac loans serviced, respectively. The decreases in the average servicing fee rates were the result of decreases in the weighted-average servicing fees on our new originations over the past year as the volatility in the interest rate environment compressed the spread on our originations and reduced the servicing fee rates on loans originated in 2023.

	For the three months ended		For the six months ended
	June 30,		June 30,
Servicing Fees Details (dollars in thousands)	2023	2022	2023	2022
Average Servicing Portfolio	$125,351,124	$117,628,010	$124,596,933	$116,972,088
Dollar Change	$7,723,114		$7,624,845
Percentage Change	7%		7%
Average Servicing Fee (basis points)	24.3	24.9	24.4	24.9
Basis Point Change	(0.6)		(0.5)
Percentage Change	(2)%		(2)%

Escrow earnings and other interest income. For the three and six months ended June 30, 2023, the increases were driven primarily by increases in our earnings on escrow balances of $24.0 million and $48.9 million, respectively, coupled with increases in interest income from our pledged securities investments of $1.6 million and $3.0 million, respectively. The earnings rates on escrow balances increased significantly as a result of the higher short-term interest rate environment in 2023 compared to same period in 2022. Additionally, the average escrow balances increased slightly, contributing to the increase in escrow earnings.

Other Revenues. For the three months ended June 30, 2023, the decrease was primarily due to a $7.9 million decline in prepayment fees, combined with a $1.7 million decrease in syndication fees from our LIHTC operations. Prepayment fees declined significantly as a result of rapidly rising interest rates over the past year, which reduces both the volume of loans prepaying and the amount of prepayment fees we receive on loans that have prepaid. We expect this trend of low prepayment fees to continue for the foreseeable future. Syndication fees from our LIHTC operations declined due to a lower volume of capital syndicated into our LIHTC funds (as shown above in Key Volume and Performance Metrics section), coupled with a lower average syndication fee rate.

For the six months ended June 30, 2023, the decrease was primarily due to a $15.0 million decline in prepayment fees and small declines in various other revenues, partially offset by an increase in syndication fees from our LIHTC operations. The decrease in prepayment fees was due to the aforementioned reduction in the volume of loans prepaying and the amount of prepayment fees. Syndication fees increased slightly due to the higher volume of capital syndicated into our LIHTC funds.

Expenses

Personnel. For the three and six months ended June 30, 2023, the increases were due to increases in commission costs, combined with a small increase in salaries, partially offset by decreases in stock compensation and, for the six months only, subjective bonuses. The increases in commission costs were due to an increase in fees earned that are subject to commission payments. The increases in salaries were due to small increases in average headcount in the segment. Subjective bonuses and stock compensation decreased due to our overall financial performance.

Provision (benefit) for credit losses. For the three months ended June 30, 2023, the benefit for credit losses was driven by an update in our collateral-based reserve for a property that was settled with Fannie Mae in July 2023. For the three months ended June 30, 2022, the benefit for credit losses was a result of a decrease in the forecast-period loss rate from 3.0 basis points as of March 31, 2022 to 2.2 basis points as of June 30, 2022, compared to no change in the forecast-period loss rate during the second quarter of 2023.

For the six months ended June 30, 2023 and 2022, the benefits for credit losses were primarily due to the impact of updating our historical loss rate factor that is based on a 10-year rolling period. The updates resulted in the loss data from earlier periods within the historical lookback period falling off and being replaced with a period with significantly lower loss data, resulting in the historical loss rate decreasing by 0.6 basis points for both the six months ended June 30, 2023 and 2022. During 2023, we also updated the loss rate used in the forecast period from 2.1 basis points as of December 31, 2022 to 2.3 basis points as of March 31, 2023, resulting in the forecast-period loss rate increasing from 1.8 times to 3.8 times the historical loss rate factor reflecting our current expectations of the evolving and uncertain macroeconomic conditions facing the multifamily sector. Additionally, the change in forecast-period loss rate for the three-month period impacted the six-month period.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other Operating Expenses. For the three months ended June 30, 2023, the increase was due to increases in professional fees and various other operating expenses. Professional fees increased primarily due to consulting fees. For the six months ended June 30, 2023, the increase primarily stemmed from the aforementioned increases in professional fees and various other operating expenses, partially offset by a $4.4 million write-off of debt premium related to the payoff of fixed-rate debt.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$35,732	$33,367	$86,816	$61,440
Income tax expense	14,787	11,175	27,891	18,715
Interest expense on corporate debt	10,707	4,528	20,289	9,064
Amortization and depreciation	53,550	58,469	107,560	113,362
Provision (benefit) for credit losses	(734)	(4,840)	(11,509)	(14,338)
Net write-offs(1)	(6,033)	—	(6,033)	—
Write off of unamortized premium from corporate debt repayment	—	—	(4,420)	—
Share-based compensation expense	450	672	840	1,364
Adjusted EBITDA	$108,459	$103,371	$221,434	$189,607
(1)	The net write-off is related to a loan held for investment that was charged off during the second quarter of 2023.

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$394	$520	$(126)	(24)%
Servicing fees	77,061	74,260	2,801	4
Investment management fees	16,309	16,186	123	1
Net warehouse interest income, loans held for investment	1,226	1,561	(335)	(21)
Escrow earnings and other interest income	32,337	6,648	25,689	386
Other revenues	17,850	26,612	(8,762)	(33)
Personnel	(20,739)	(17,147)	(3,592)	21
Net write-offs	(6,033)	—	(6,033)	N/A
Other operating expenses	(9,946)	(5,269)	(4,677)	89
Adjusted EBITDA	$108,459	$103,371	$5,088	5

ADJUSTED EBITDA – SIX MONTHS

SERVICING & ASSET MANAGEMENT

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$522	$1,007	$(485)	(48)%
Servicing fees	152,827	146,941	5,886	4
Investment management fees	31,482	31,044	438	1
Net warehouse interest income, loans held for investment	2,916	2,804	112	4
Escrow earnings and other interest income	61,161	8,406	52,755	628
Other revenues	30,095	42,822	(12,727)	(30)
Personnel	(35,690)	(33,119)	(2,571)	8
Net write-offs	(6,033)	—	(6,033)	N/A
Other operating expenses	(15,846)	(10,298)	(5,548)	54
Adjusted EBITDA	$221,434	$189,607	$31,827	17

Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations, partially offset by a decrease in the average servicing fee rate. Escrow earnings and other interest income increased primarily due to increases in escrow earnings rates. Other revenues decreased primarily due to decreases in prepayment fees. Personnel expense increased due to increases in commission costs. Net write-offs increased due to the first-ever charge off of a loan originated through our Interim Program that defaulted in 2019, as the underlying collateral was sold during the second quarter of 2023. Other operating expenses increased due to professional fees and various other expense categories.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Other interest income	$3,049	$103	$2,946	2,860%
Other revenues	741	172	569	331
Total revenues	$3,790	$275	$3,515	1,278

Expenses
Personnel	$19,049	$11,833	$7,216	61%
Amortization and depreciation	1,653	1,551	102	7
Interest expense on corporate debt	1,576	349	1,227	352
Other operating expenses	15,584	25,053	(9,469)	(38)
Total expenses	$37,862	$38,786	$(924)	(2)
Income from operations	$(34,072)	$(38,511)	$4,439	(12)
Income tax expense (benefit)	(9,868)	(9,171)	(697)	8
Net income	$(24,204)	$(29,340)	$5,136	(18)

Adjusted EBITDA	$(27,624)	$(31,357)	$3,733	(12)%

FINANCIAL RESULTS – SIX MONTHS

CORPORATE

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Other interest income	$5,149	$148	$5,001	3,379%
Other revenues	187	44,261	(44,074)	(100)
Total revenues	$5,336	$44,409	$(39,073)	(88)

Expenses
Personnel	$31,859	$34,391	$(2,532)	(7)%
Amortization and depreciation	3,423	2,754	669	24
Interest expense on corporate debt	2,999	695	2,304	332
Other operating expenses	32,523	45,037	(12,514)	(28)
Total expenses	$70,804	$82,877	$(12,073)	(15)
Income from operations	$(65,468)	$(38,468)	$(27,000)	70
Income tax expense (benefit)	(16,341)	(9,162)	(7,179)	78
Net income	$(49,127)	$(29,306)	$(19,821)	68

Adjusted EBITDA	$(53,937)	$(63,491)	$9,554	(15)%

Revenues

Other interest income. For the three and six months ended June 30, 2022, the increases were due to increases in the interest rates we earn on our cash deposits held by our Corporate segment.

Other Revenues. For the six months ended June 30, 2023, the decrease was primarily due to the $39.6 million gain from revaluation of previously held equity-method investment, which was a one-time transaction recognized in 2022, and a $5.2 million decrease in income from equity-method investments.

Expenses

Personnel. For the three months ended June 30, 2023, the increase was primarily due to a $5.6 million increase in accruals for performance-based and subjective bonuses and a $2.4 million increase in deferred compensation costs, partially offset by a $2.0 million decrease in stock compensation expense due to our financial performance. The increase in subjective bonuses was due to a lower bonus expense in the second quarter of 2022 compared to the second quarter of 2023 resulting primarily from our financial performance.

For the six months ended June 30, 2023, the decrease was primarily the result of a $2.3 million decrease in performance-based and subjective bonuses, and a $6.1 million decrease in stock compensation expense related to our performance share plan, both due to company performance. Partially offsetting the decreases was a $2.5 million increase in salaries and benefits due to an increase in the average headcount and a $3.3 million increase in deferred compensation expense.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other Operating Expenses. For both the three and six months ended June 30, 2023, the decreases were primarily driven by decreases in professional fees, miscellaneous expenses, and various other operating expenses categories. Professional fees decreased $2.6 million and $6.2 million for the three and six months ended June 30, 2023, respectively. The decreases in professional fees were primarily due to elevated professional fees in 2022 related to acquisition costs. Miscellaneous expenses decreased $4.9 million and $5.4 million for the three and six months ended June 30, 2023, respectively, primarily due to our cost containment efforts.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$(24,204)	$(29,340)	$(49,127)	$(29,306)
Income tax expense (benefit)	(9,868)	(9,171)	(16,341)	(9,162)
Interest expense on corporate debt	1,576	349	2,999	695
Amortization and depreciation	1,653	1,551	3,423	2,754
Share-based compensation expense	3,219	5,254	5,109	11,169
Gain from revaluation of previously held equity-method investment	—	—	—	(39,641)
Adjusted EBITDA	$(27,624)	$(31,357)	$(53,937)	$(63,491)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Other interest income	$3,049	$103	$2,946	2,860%
Other revenues	741	172	569	331
Personnel	(15,830)	(6,579)	(9,251)	141
Other operating expenses	(15,584)	(25,053)	9,469	(38)
Adjusted EBITDA	$(27,624)	$(31,357)	$3,733	(12)

ADJUSTED EBITDA – SIX MONTHS

CORPORATE

	For the six months ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Other interest income	5,149	148	5,001	3,379%
Other revenues	187	4,620	(4,433)	(96)
Personnel	(26,750)	(23,222)	(3,528)	15
Other operating expenses	(32,523)	(45,037)	12,514	(28)
Adjusted EBITDA	$(53,937)	$(63,491)	$9,554	(15)

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Other interest income increased primarily due to an increase in the interest rates on our cash deposits. The increase in personnel expense was primarily due lower performance-based and subjective bonus expenses in the second quarter of 2022 than the second quarter of 2023 due to our financial performance. Other operating expenses decreased as a result of declines in professional fees and other operating expenses.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Other interest income increased primarily due to an increase in interest earned on our cash deposits. Other revenues decreased due to a decrease in income from equity-method investments. The increase in personnel expense was primarily due to an increase in salaries and benefits and deferred compensation expense, partially offset by a decrease in performance-based and subjective bonus expense due to our financial performance. Other operating expenses decreased as a result of a decline in professional fees and other operating expenses.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) pay cash dividends; (iii) fund our portion of the equity necessary for the operations of the Interim Program JV, and other equity-method investments; (iv) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (v) make payments related to earnouts from acquisitions, (vi) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnerships contributions, servicing advances and payments for salaries, commissions, and income taxes, and (vii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of June 30, 2023. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of June 30, 2023, the net worth requirement was $291.1 million, and our net worth was $1.0 billion, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2023, we were required to maintain at least $57.9 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2023, we had operational liquidity of $205.4 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.63 per share during the second quarter of 2023, which is 5% higher than the quarterly dividend paid in the second quarter of 2022. On August 2, 2023, the Company’s Board of Directors declared a dividend of $0.63 per share for the third quarter of 2023. The dividend will be paid on September 1, 2023 to all holders of record of our restricted and unrestricted common stock as of August 17, 2023.

On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of June 30, 2023, we did not fully fund any loans held for investment or loans held for sale. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2023, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 23, 2023. Through June 30, 2023, we have not repurchased any shares under the 2023 stock repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of June 30, 2023, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $136.6 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2023 collateral requirements as outlined above. As of June 30, 2023, reserve requirements for the June 30, 2023 DUS loan portfolio will require us to fund $74.8 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2023.

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

Notes Payable

We have a senior secured credit agreement (the “Credit Agreement”) that provides for a $600 million term loan (the “Term Loan”) that bears interest at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 225 basis points with a floor of 50 basis points and has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Credit Agreement).

On January 12, 2023, we entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an incremental term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan. The Incremental Term Loan bears interest at Adjusted Term SOFR plus 300 basis points and matures on December 16, 2028. We are obligated to make principal payments on the Incremental Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Incremental Term Loan on the last business day of each March, June, September, and December, which began on June 30, 2023. We used approximately $115.9 million of the proceeds to pay off the Alliant note payable principal balance and related accrued interest and other fees of a subsidiary. As of June 30, 2023, the aggregate outstanding principal balance of the original Term Loan and Incremental Term Loan (“Corporate Debt”) was $790.5 million.

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2022 Form 10-K.

The note payable and the warehouse facilities are senior obligations of the Company. As of June 30, 2023, we were in compliance with all covenants related to the Credit Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	June 30,
(dollars in thousands)	2023	2022
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$52,383,701	$47,461,520
Fannie Mae Modified Risk	8,947,292	9,651,421
Freddie Mac Modified Risk	23,515	23,715
Total risk-sharing servicing portfolio	$61,354,508	$57,136,656

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$25,561	$9,473
Freddie Mac No Risk	38,263,685	36,862,951
GNMA - HUD No Risk	10,246,632	9,570,012
Brokered	16,684,115	15,190,315
Total non-risk-sharing servicing portfolio	$65,219,993	$61,632,751
Total loans serviced for others	$126,574,501	$118,769,407
Interim loans (full risk) servicing portfolio	71,680	252,100
Total servicing portfolio unpaid principal balance	$126,646,181	$119,021,507

Interim Program JV Managed Loans (1)	895,491	899,287

At risk servicing portfolio (2)	$56,430,098	$51,905,985
Maximum exposure to at risk portfolio (3)	11,346,580	10,525,093
Defaulted loans	36,983	78,659

Defaulted loans as a percentage of the at-risk portfolio	0.07%	0.15%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.06	0.09
Allowance for risk-sharing as a percentage of maximum exposure	0.29	0.46
(1)	As of June 30, 2023 and 2022, this balance consists entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

The calculated CECL reserve for the Company’s $55.7 billion at-risk Fannie Mae servicing portfolio as of June 30, 2023 was $28.9 million compared to $39.7 million as of December 31, 2022. The significant decrease in the CECL reserve was principally related to a reduction in our historical loss rate factor, which decreased from 1.2 basis points as of December 31, 2022 to 0.6 basis points as of March 31, 2023 (with no change from March 31, 2023 to June 30, 2023), as a year with significant losses in our 10-year lookback period was replaced with a year with significantly fewer losses.

As of June 30, 2023, two at-risk loans with an aggregate UPB of $37.0 million were in default compared to three at-risk loans with an aggregate UPB of $78.7 million as of June 30, 2022. The collateral-based reserve on defaulted loans was $3.5 million and $10.8 million as of June 30, 2023 and June 30, 2022, respectively. We had a benefit for risk-sharing obligations of $0.7 million for the three months ended June 30, 2023 compared to a benefit for risk-sharing obligations of $4.8 million for the three months ended June 30, 2022. We had a benefit for risk-sharing obligations of $11.7 million for the six months ended June 30, 2023, compared to a benefit for risk-sharing obligations of $14.2 million for the six months ended June 30, 2022.

We have never been required to repurchase a loan.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of June 30, 2023.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 508 basis points and 158 basis points as of June 30, 2023 and 2022, respectively. The following table shows the impact on our annual escrow earnings due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of June 30,
Change in annual escrow earnings due to: (in thousands)	2023	2022
100 basis point increase in EFFR	$27,883	$23,499
100 basis point decrease in EFFR	(27,883)	(23,265)

The borrowing cost of our warehouse facilities used to fund loans held for sale and investments in tax credit equity is based on SOFR. The base SOFR was 509 basis points and 150 basis points as of June 30, 2023 and 2022, respectively. The interest income on our loans held for investment is based on SOFR. The SOFR reset date for loans held for investment is the same date as the SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in Adjusted Term SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of June 30,
Change in annual net warehouse interest income due to: (in thousands)	2023	2022
100 basis point increase in SOFR	$(12,971)	$(11,262)
100 basis point decrease in SOFR	12,971	11,030

Our Corporate Debt is based on Adjusted Term SOFR as of June 30, 2023. In January 2023, our Corporate Debt increased by $200 million. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of June 30, 2023 and June 30, 2022, respectively, based on the note payable balance outstanding at each period end. The Alliant note payable as of June 30, 2022 was a fixed-rate note; therefore, there was no impact to our earnings related to this debt when interest rates change as of June 30, 2022.

	As of June 30,
Change in annual income from operations due to: (in thousands)	2023	2022
100 basis point increase in SOFR	$(7,905)	$(5,970)
100 basis point decrease in SOFR	7,905	5,970

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $42.4 million as of June 30, 2023 compared to $40.6 million as of June 30, 2022. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. If a loan is prepaid prior to the expiration of the prepayment protection period, and the customer is obligated to incur a prepayment premium, our servicing contacts with Fannie Mae and Freddie Mac allow us to receive a portion of the prepayment premium. Our servicing contract with institutional investors and HUD do not require them to provide us with prepayment fees. As of June 30, 2023 and 2022, 90% and 88% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions, respectively. Given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk. As interest rates have risen rapidly over the past 17 months, we have experienced a significant reduction in prepayment activity within our loan servicing portfolio, which in turn has significantly reduced the volume and amount of prepayment premium revenues we receive.

London Interbank Offered Rate (“LIBOR”) Transition

On June 30, 2023, the United Kingdom’s Financial Conduct Authority, the regulator for the administration of LIBOR, stopped publishing LIBOR rates, including the 30-day LIBOR (previously our primary reference rate). All of our legacy GSE LIBOR-based loans transitioned to SOFR effective July 1, 2023, after providing formal notice to all impacted borrowers. All of our debt agreements with warehouse facility providers included fallback language governing the transition and have all transitioned to SOFR as of June 30, 2023.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2022 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in our 2022 Form 10-K, except as provided in Part II, Item 1A of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2023. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2023, we purchased nine thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2023, the Company’s Board of Directors approved a share repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2023. During the quarter ended June 30, 2023, we did not repurchase any shares under this share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of June 30, 2023. The following table provides information regarding common stock repurchases for the quarter ended June 30, 2023:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2023	3,297	$76.17	—	75,000,000
May 1-31, 2023	2,322	67.18	—	75,000,000
June 1-30, 2023	3,523	72.24	—	75,000,000
2nd Quarter	9,142	$72.37	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On May 8, 2023, Howard W. Smith, III, our President and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the cashless exercise of up to 160,166 options to purchase the Company’s common stock. The Rule 10b5-1 trading arrangement has a duration of 330 days, until April 1, 2024.

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Thirteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dates as of April 10, 2023, by and among Walker & Dunlop, LLC Walker & Dunlop, Inc, and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023).

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

Walker & Dunlop, Inc.
Date: August 3, 2023	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer