Form 10-Q
period 2023-09-30
Walker & Dunlop, Inc.
filed 2023-11-09
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35000

Walker & Dunlop, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0629925
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7272 Wisconsin Avenue, Suite 1300

Bethesda, Maryland 20814

(301) 215-5500

(Address of principal executive offices)(Zip Code)(Registrant’s telephone number, including area code)

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

As of October 27, 2023, there were 33,450,185 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$236,321	$225,949
Restricted cash	17,768	17,676
Pledged securities, at fair value	177,509	157,282
Loans held for sale, at fair value	758,926	396,344
Mortgage servicing rights	921,746	975,226
Goodwill	949,710	959,712
Other intangible assets	185,927	198,643
Receivables, net	265,234	202,251
Committed investments in tax credit equity	212,296	254,154
Other assets	552,414	658,122
Total assets	$4,277,851	$4,045,359

Liabilities
Warehouse notes payable	$790,742	$537,531
Notes payable	774,677	704,103
Allowance for risk-sharing obligations	30,957	44,057
Commitments to fund investments in tax credit equity	196,250	239,281
Other liabilities	754,234	803,558
Total liabilities	$2,546,860	$2,328,530

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 32,779 shares at September 30, 2023 and 32,396 shares at December 31, 2022)	328	323
Additional paid-in capital ("APIC")	420,062	412,636
Accumulated other comprehensive income (loss) ("AOCI")	(1,864)	(1,568)
Retained earnings	1,287,653	1,278,035
Total stockholders’ equity	$1,706,179	$1,689,426
Noncontrolling interests	24,812	27,403
Total equity	$1,730,991	$1,716,829
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,277,851	$4,045,359

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Loan origination and debt brokerage fees, net	$56,149	$90,858	$168,201	275,773
Fair value of expected net cash flows from servicing, net	35,375	55,291	107,446	159,970
Servicing fees	79,200	75,975	232,027	222,916
Property sales broker fees	16,862	30,308	38,831	100,092
Investment management fees	13,362	16,301	44,844	47,345
Net warehouse interest income (expense)	(2,031)	3,980	(3,556)	14,021
Placement fees and other interest income	43,000	18,129	109,310	26,683
Other revenues	26,826	24,769	83,001	129,103
Total revenues	$268,743	$315,611	$780,104	$975,903

Expenses
Personnel	$136,507	$157,059	$388,425	469,608
Amortization and depreciation	57,479	59,846	170,737	177,101
Provision (benefit) for credit losses	421	1,218	(11,088)	(13,120)
Interest expense on corporate debt	17,594	9,306	49,878	22,123
Other operating expenses	28,529	33,991	83,322	102,400
Total expenses	$240,530	$261,420	$681,274	$758,112
Income from operations	$28,213	$54,191	$98,830	$217,791
Income tax expense	7,069	7,532	24,695	46,495
Net income before noncontrolling interests	$21,144	$46,659	$74,135	$171,296
Less: net income (loss) from noncontrolling interests	(314)	(174)	(1,623)	(1,032)
Walker & Dunlop net income	$21,458	$46,833	$75,758	$172,328
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	(399)	(1,238)	(296)	(4,018)
Walker & Dunlop comprehensive income	$21,059	$45,595	$75,462	$168,310

Basic earnings per share (NOTE 10)	$0.64	$1.41	$2.26	$5.18
Diluted earnings per share (NOTE 10)	$0.64	$1.40	$2.25	$5.13

Basic weighted-average shares outstanding	32,737	32,290	32,654	32,300
Diluted weighted-average shares outstanding	32,895	32,620	32,853	32,645

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and nine months ended September 30, 2023
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2022	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829
Walker & Dunlop net income	—	—	—	—	26,665	—	26,665
Net income (loss) from noncontrolling interests	—	—	—	—	—	805	805
Other comprehensive income (loss), net of tax	—	—	—	(53)	—	—	(53)
Stock-based compensation - equity classified	—	—	6,664	—	—	—	6,664
Issuance of common stock in connection with equity compensation plans	468	5	3,397	—	—	—	3,402
Repurchase and retirement of common stock	(185)	(1)	(17,394)	—	—	—	(17,395)
Distributions to noncontrolling interest holders	—	—	—	—	—	(600)	(600)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,221)	—	(21,221)
Other activity	—	—	—	—	(2,360)	2,360	—
Balance at March 31, 2023	32,679	$327	$405,303	$(1,621)	$1,281,119	$29,968	$1,715,096
Walker & Dunlop net income	—	—	—	—	27,635	—	27,635
Net income (loss) from noncontrolling interests	—	—	—	—	—	(2,114)	(2,114)
Other comprehensive income (loss), net of tax	—	—	—	156	—	—	156
Stock-based compensation - equity classified	—	—	7,541	—	—	—	7,541
Issuance of common stock in connection with equity compensation plans	33	—	—	—	—	—	—
Repurchase and retirement of common stock	(9)	—	(662)	—	—	—	(662)
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,735)	(1,735)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,180)	—	(21,180)
Other activity	—	—	—	—	(240)	—	(240)
Balance at June 30, 2023	32,703	$327	$412,182	$(1,465)	$1,287,334	$26,119	$1,724,497
Walker & Dunlop net income	—	—	—	—	21,458	—	21,458
Net income (loss) from noncontrolling interests	—	—	—	—	—	(314)	(314)
Other comprehensive income (loss), net of tax	—	—	—	(399)	—	—	(399)
Stock-based compensation - equity classified	—	—	7,015	—	—	—	7,015
Issuance of common stock in connection with equity compensation plans	86	1	1,736	—	—	—	1,737
Repurchase and retirement of common stock	(10)	—	(871)	—	—	—	(871)
Distributions to noncontrolling interest holders	—	—	—	—	—	(993)	(993)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,139)	—	(21,139)
Balance at September 30, 2023	32,779	$328	$420,062	$(1,864)	$1,287,653	$24,812	$1,730,991

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (CONTINUED)

(In thousands, except per share data)

(Unaudited)

	For the three and nine months ended September 30, 2022
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2021	32,049	$320	$393,022	$2,558	$1,154,252	$28,055	$1,578,207
Walker & Dunlop net income	—	—	—	—	71,209	—	71,209
Net income (loss) from noncontrolling interests	—	—	—	—	—	(679)	(679)
Other comprehensive income (loss), net of tax	—	—	—	(970)	—	—	(970)
Stock-based compensation - equity classified	—	—	10,812	—	—	—	10,812
Issuance of common stock in connection with equity compensation plans	544	5	15,526	—	—	—	15,531
Repurchase and retirement of common stock	(195)	(1)	(27,048)	—	—	—	(27,049)
Cash dividends paid ($0.60 per common share)	—	—	—	—	(20,077)	—	(20,077)
Other activity	—	—	(5,303)	—	—	15,490	10,187
Balance at March 31, 2022	32,398	$324	$387,009	$1,588	$1,205,384	$42,866	$1,637,171
Walker & Dunlop net income	—	—	—	—	54,286	—	54,286
Net income (loss) from noncontrolling interests	—	—	—	—	—	(179)	(179)
Other comprehensive income (loss), net of tax	—	—	—	(1,810)	—	—	(1,810)
Stock-based compensation - equity classified	—	—	9,980	—	—	—	9,980
Issuance of common stock in connection with equity compensation plans	43	—	110	—	—	—	110
Repurchase and retirement of common stock	(119)	(1)	(2,409)	—	(9,892)	—	(12,302)
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,675)	(1,675)
Cash dividends paid ($0.60 per common share)	—	—	—	—	(20,066)	—	(20,066)
Other activity	—	—	8,978	—	—	(8,718)	260
Balance at June 30, 2022	32,322	$323	$403,668	$(222)	$1,229,712	$32,294	$1,665,775
Walker & Dunlop net income	—	—	—	—	46,833	—	46,833
Net income (loss) from noncontrolling interests	—	—	—	—	—	(174)	(174)
Other comprehensive income (loss), net of tax	—	—	—	(1,238)	—	—	(1,238)
Stock-based compensation - equity classified	—	—	5,185	—	—	—	5,185
Issuance of common stock in connection with equity compensation plans	36	—	—	—	—	—	—
Repurchase and retirement of common stock	(14)	—	(1,436)	—	—	—	(1,436)
Distributions to noncontrolling interest holders	—	—	—	—	—	(360)	(360)
Cash dividends paid ($0.60 per common share)	—	—	—	—	(19,882)	—	(19,882)
Balance at September 30, 2022	32,344	$323	$407,417	$(1,460)	$1,256,663	$31,760	$1,694,703

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income before noncontrolling interests	$74,135	$171,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(107,446)	(159,970)
Change in the fair value of premiums and origination fees	6,634	8,586
Amortization and depreciation	170,737	177,101
Provision (benefit) for credit losses	(11,088)	(13,120)
Gain from revaluation of previously held equity-method investment	—	(39,641)
Originations of loans held for sale	(8,402,185)	(13,877,961)
Proceeds from transfers of loans held for sale	8,023,294	13,283,455
Other operating activities, net	(86,493)	(16,512)
Net cash provided by (used in) operating activities	$(332,412)	$(466,766)

Cash flows from investing activities
Capital expenditures	$(13,880)	$(19,302)
Purchases of equity-method investments	(15,062)	(25,098)
Purchases of pledged available-for-sale ("AFS") securities	—	(51,302)
Proceeds from prepayment and sale of pledged AFS securities	9,274	9,261
Investments in joint ventures	—	(5,040)
Distributions from joint ventures	5,436	11,926
Acquisitions, net of cash received	—	(114,163)
Originations of loans held for investment	—	(50,772)
Principal collected on loans held for investment	160,801	73,500
Net cash provided by (used in) investing activities	$146,569	$(170,990)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$387,109	$593,685
Borrowings of interim warehouse notes payable	—	36,459
Repayments of interim warehouse notes payable	(119,835)	(26,000)
Repayments of notes payable	(120,046)	(29,487)
Borrowings of notes payable	196,000	—
Proceeds from issuance of common stock	2,186	263
Repurchase of common stock	(18,928)	(40,675)
Cash dividends paid	(63,540)	(60,025)
Payment of contingent consideration	(26,090)	(19,720)
Distributions to noncontrolling interest holders	(3,328)	(2,035)
Debt issuance costs	(5,321)	(2,831)
Net cash provided by (used in) financing activities	$228,207	$449,634

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$42,364	$(188,122)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	258,283	393,180
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$300,647	$205,058

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$86,663	$48,590
Cash paid for income taxes	26,656	56,099

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Supplemental Disclosure of Non-Cash Activity:
Issuance of common stock to settle compensation liabilities	2,953	6,551
Issuance of common stock to settle contingent consideration liabilities (NOTE 7)	—	8,750
Net increase in total equity due to consolidations of tax credit entities (NOTE 10)	—	10,447
Net increase in total assets due to consolidations of tax credit entities (NOTE 10)	—	13,700
Net increase in total liabilities due to consolidations of tax credit entities (NOTE 10)	—	3,559
Forgiveness of receivables related to acquisitions	—	5,460
Allowance charge-off of loan held for investment	(6,033)	—
Additions of contingent consideration liabilities from acquisitions (NOTE 7)	—	119,955

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “we,” “us,” “our,” “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or thereafter.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2023. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2023. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, including the allowance for risk-sharing obligations, initial and recurring fair value assessments of capitalized mortgage servicing rights, goodwill, initial fair value estimate of other intangible assets, and the initial and recurring fair value assessments of contingent consideration liabilities. Actual results may vary from these estimates.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. The Company has credit risk exclusively on loans secured by multifamily real estate, with no exposure to any other sector of commercial real estate, including office, retail, industrial and hospitality. Substantially all of the Provision (benefit) for credit losses for the three and nine months ended September 30, 2023 and 2022 is related to the provision (benefit) for risk-sharing obligations, with the other portion attributable to the provision (benefit) for loan losses related to loans held for investment.

Loans Held for Investment (“LHFI”), net—LHFI are multifamily interim loans originated by the Company for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing (“Interim Loan Program”). These loans have terms of up to three years and are all adjustable-rate, interest-only, multifamily loans with similar risk characteristics and no geographic concentration. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses.

As of September 30, 2023, LHFI consisted of two loans with an aggregate $40.0 million of unpaid principal balance less an immaterial amount of net unamortized deferred fees and costs and allowance for loan losses. As of December 31, 2022, LHFI consisted of nine loans with an aggregate $206.8 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $6.2 million of allowance for loan losses. LHFI are included as a component of Other assets in the Condensed Consolidated Financial Statements.

The Company did not have any LHFI that were delinquent and in non-accrual status as of September 30, 2023, compared to one loan held for investment with an unpaid principal balance of $14.7 million and an allowance for loan losses of $5.9 million as of December 31, 2022. During the second quarter of 2023, the Company sold the underlying collateral for $8.7 million and wrote off the $6.0 million of collateral-based reserves. The Company had not recorded any interest related to this loan since it went on non-accrual status in 2019. The Company has not previously charged off any other loan or had any other delinquencies related to loans held for investment. The amortized cost basis of loans that were current as of September 30, 2023 and December 31, 2022 was $39.9 million and $191.7 million, respectively. As of September 30, 2023, all loans held for investment were originated between 2019 and 2021.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of September 30, 2023 and 2022 and December 31, 2022 and 2021.

	September 30,		December 31,
(in thousands)	2023	2022	2022	2021
Cash and cash equivalents	$236,321	$152,188	$225,949	$305,635
Restricted cash	17,768	40,246	17,676	42,812
Pledged cash and cash equivalents (NOTE 9)	46,558	12,624	14,658	44,733
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$300,647	$205,058	$258,283	$393,180

Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were $0.7 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $2.2 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. The Company also occasionally fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income (expense) for the three and nine months ended September 30, 2023 and 2022 are the following components:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Net Warehouse Interest Income (Expense) (in thousands)	2023	2022	2023	2022
Warehouse interest income	$11,912	$18,413	$34,015	$44,816
Warehouse interest expense	(13,943)	(14,433)	(37,571)	(30,795)
Net warehouse interest income (expense)	$(2,031)	$3,980	$(3,556)	$14,021

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $2.5 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively, and $9.3 million and $13.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The majority of the Company’s contracts with customers do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority all of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Description (in thousands)	2023	2022	2023	2022	Statement of income line item
Certain loan origination fees	$16,259	$40,076	$50,982	$130,722	Loan origination and debt brokerage fees, net
Property sales broker fees	16,862	30,308	38,831	100,092	Property sales broker fees
Investment management fees	13,362	16,301	44,844	47,345	Investment management fees
Application fees, appraisal revenues, subscription revenues, syndication fees, and other revenues	15,138	12,643	56,602	55,384	Other revenues
Total revenues derived from contracts with customers	$61,621	$99,328	$191,259	$333,543

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

Recently Adopted and Recently Announced Accounting Pronouncements—There have been no material changes to the accounting policies discussed in NOTE 2 of the 2022 Form 10-K. There are no recently announced but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of September 30, 2023.

Reclassifications—The Company has made certain immaterial reclassifications to prior-year balances to conform to current-year    presentation within our segment reporting.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both September 30, 2023 and December 31, 2022. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at September 30, 2023 would be a decrease in the fair value of $43.2 million to the MSRs outstanding as of September 30, 2023.

The impact of a 200-basis point increase in the discount rate at September 30, 2023 would be a decrease in the fair value of $83.5 million to the MSRs outstanding as of September 30, 2023.

These sensitivities are hypothetical and should be used with caution, and these estimates do not include interplay among assumptions.

Activity related to MSRs for the three and nine months ended September 30, 2023 and 2022 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of MSRs (in thousands)	2023	2022	2023	2022
Beginning balance	$932,131	$978,745	$975,226	$953,845
Additions, following the sale of loan	42,495	45,454	104,644	182,753
Amortization	(50,276)	(47,391)	(149,185)	(140,846)
Pre-payments and write-offs	(2,604)	(9,038)	(8,939)	(27,982)
Ending balance	$921,746	$967,770	$921,746	$967,770

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of September 30, 2023 and December 31, 2022:

Components of MSRs (in thousands)	September 30, 2023	December 31, 2022
Gross value	$1,710,517	$1,659,185
Accumulated amortization	(788,771)	(683,959)
Net carrying value	$921,746	$975,226

The expected amortization of MSRs shown in the Condensed Consolidated Balance Sheet as of September 30, 2023 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Three Months Ending December 31,
2023	$49,384
Year Ending December 31,
2024	$187,062
2025	164,837
2026	139,019
2027	118,031
2028	95,632
Thereafter	167,781
Total	$921,746

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Substantially all loans sold under the Fannie Mae DUS program contain modified or full-risk sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for Current Expected Credit Losses (“CECL”) for all loans in its Fannie Mae at-risk servicing portfolio and also records collateral-based reserves as necessary and presents this combined loss reserve as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2023 and 2022 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2023	2022	2023	2022
Beginning balance	$32,410	$48,475	$44,057	$62,636
Provision (benefit) for risk-sharing obligations	555	1,183	(11,092)	(12,978)
Write-offs	(2,008)	—	(2,008)	—
Ending balance	$30,957	$49,658	$30,957	$49,658

The Company assesses several factors to calculate the CECL allowance each quarter including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market. The key inputs for the CECL allowance are the historic loss rate, the forecast-period loss rate, the reversion-period loss rate, and the unpaid principal balance (“UPB”) of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during each quarter for the nine months ended September 30, 2023 and 2022 follows.

	2023
CECL Calculation Details and Provision Impact	Q1	Q2	Q3	Total
Forecast-period loss rate (in basis points)	2.3	2.3	2.3	N/A
Reversion-period loss rate (in basis points)	1.5	1.5	1.5	N/A
Historical loss rate (in basis points)	0.6	0.6	0.6	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$54.5	$55.7	$57.4	N/A
CECL allowance (in millions)	$28.7	$28.9	$31.0	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(11.0)	$(0.7)	$0.6	$(11.1)

	2022
CECL Calculation Details and Provision Impact	Q1	Q2	Q3	Total
Forecast-period loss rate (in basis points)	3.0	2.2	2.2	N/A
Reversion-period loss rate (in basis points)	2.0	1.7	1.7	N/A
Historical loss rate (in basis points)	1.2	1.2	1.2	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$49.7	$51.2	$52.1	N/A
CECL allowance (in millions)	$42.5	$37.7	$38.9	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(9.4)	$(4.8)	$1.2	$(13.0)

During the first quarters of 2023 and 2022, the Company updated its 10-year look-back period, resulting in loss data from the earliest year being replaced with the loss data for the most recently completed year. The look-back period updates resulted in the historical loss rate factor decreasing and the benefit for risk-sharing obligations, as noted in the table above. The Company also slightly increased its forecast-period and reversion-period loss rates, during the three months ended March 31, 2023, to incorporate uncertain macroeconomic conditions. For the three months ended March 31, 2022, no adjustment was made to the forecast-period loss rate.

During the second quarter of 2023, the benefit for risk-sharing obligations shown above was the result of an updated collateral-based reserve, as the Company settled this risk-sharing obligation with Fannie Mae early in the third quarter of 2023 for $2.0 million. During the second quarter of 2022, the benefit for risk-sharing obligations seen above was a result of the reductions in the forecast-period and reversion-period rates seen above, as the remaining risks and uncertainties related to the COVID-19 pandemic were removed from the forecast-period and reversion period loss rates.

During the third quarters of 2023 and 2022, the provision for risk-sharing obligations seen above were the result of increases in the at-risk portfolio.

The weighted average remaining life of the at-risk Fannie Mae servicing portfolio as of September 30, 2023 was 6.6 years compared to 7.2 years as of December 31, 2022.

As of September 30, 2023, the Company had no loans with collateral-based reserves compared to two loans with an aggregate collateral-based reserve of $4.4 million as of December 31, 2022.

As of September 30, 2023 and 2022, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $11.8 billion and $10.8 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $129.0 billion as of September 30, 2023 compared to $123.1 billion as of December 31, 2022.

As of September 30, 2023 and December 31, 2022, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $2.8 billion and $2.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits balances at large national banks.

NOTE 6—WAREHOUSE NOTES PAYABLE AND NOTES PAYABLE

As of September 30, 2023, to provide financing to borrowers under the Agencies’ programs, the Company has committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of financings on acceptable terms.

Additionally, the Company has arranged for warehouse lines of credit with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate and hold loans held for investment depends upon market conditions and its ability to secure and maintain these types of financings on acceptable terms. As of September 30, 2023, the Interim Warehouse Facilities had $454.8 million of total facility capacity with an outstanding balance of $25.6 million. The interest rate on the Interim Warehouse Facilities ranged from SOFR (defined below) plus 135 to 325 basis points.

The interest rate for all our warehouse facilities and debt is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”).  The maximum amount and outstanding borrowings under Agency Warehouse Facilities as of September 30, 2023 follows:

	September 30, 2023
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$92,872	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	133,366	SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	106,856	SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	124,934	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	94,755	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,825,000	$2,040,000	$3,865,000	$552,783
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	212,811
Total Agency Warehouse Facilities	$1,825,000	$3,540,000	$5,365,000	$765,594
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2023, the following amendments to the Company’s Agency Warehouse Facilities and Notes Payable were executed in the normal course of business to support the Company’s business. Additionally, the Company had a note payable through its wholly-owned subsidiary, WDAE (as defined in NOTE 12), formerly known as “Alliant,” which had an outstanding balance of $114.5 million as of December 31, 2022. As noted below, on January 12, 2023, the Company repaid the Alliant note payable in full with proceeds from the Incremental Term Loan (as defined below).

Agency Warehouse Facilities

During August 2023, the Company executed an amendment to Agency Warehouse Facility #1 that extended the maturity date to August 28, 2024. No other material modifications have been made to the agreement during 2023.

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

During June 2023, the Company executed an amendment to Agency Warehouse Facility #4 that extended the maturity date to June 22, 2024, updated the interest rate as shown in the table above, and updated one of the financial covenants to conform with the Company’s other financial covenants. No other material modifications have been made to the agreement during 2023.

During September 2023, the Company executed an amendment to Agency Warehouse Facility #5 that extended the maturity date to September 12, 2024. No other material modifications have been made to the agreement during 2023.

No other material modifications have been made to the Agency Warehouse Facilities during the year.

Notes payable

Incremental Term Loan

As of December 31, 2022, the Company had a senior secured credit agreement (the “Credit Agreement”) that provided for a $600 million term loan (the “Term Loan”). On January 12, 2023, the Company entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an increment term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan, bears interest at a rate equal to SOFR plus 300 basis points, and matures on December 16, 2028. The Company used approximately $115.9 million of the proceeds to pay off the Alliant note payable principal balance, accrued interest, and other fees. The Company is obligated to make principal payments on the Incremental Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Incremental Term Loan on the last business day of each March, June, September, and December that commenced on June 30, 2023.

The warehouse notes payable and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants. As of September 30, 2023, the Company has transitioned all of its debt agreements to a SOFR-based benchmark.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

A summary of the Company’s goodwill for the nine months ended September 30, 2023 and 2022 follows:

	For the nine months ended
	September 30,
Roll Forward of Goodwill (in thousands)	2023	2022
Beginning balance	$959,712	$698,635
Additions from acquisitions	—	222,670
Measurement-period and other adjustments	3,998	26,859
Impairment	(14,000)	—
Ending balance	$949,710	$948,164

The Company recognized goodwill impairment during the three months ended September 30, 2023 in conjunction with the Company’s reassessment of the fair value of its contingent consideration liabilities associated with its 2022 acquisition of GeoPhy B.V. (“GeoPhy”). The Company recorded a corresponding and offsetting impairment to the goodwill associated with the GeoPhy acquisition, since a substantial portion of the goodwill originally recorded for the GeoPhy acquisition was directly related to the contingent consideration liability. The Company allocated this goodwill impairment to one of the two reporting units to which the GeoPhy operations and goodwill are assigned, both of which are components of the Capital Markets segment.

The Company does not believe the impairment recorded is indicative of a broader goodwill impairment at the reporting unit. The period over which the contingent consideration can be earned (approximately two more years) is much shorter than the period of time considered in a fair value assessment of a reporting unit, and the Company believes the macroeconomic and commercial real estate conditions that led to the fair value adjustment related to the continent consideration liability are short term in nature.

The fair value adjustment to the contingent consideration liability and the goodwill impairment are both included within Other operating expenses in the Condensed Consolidated Statements of Income and within the Other operating activities, net line in the Condensed Consolidated Statements of Cash Flows.

The following table shows goodwill by reportable segments as of September 30, 2023 and December 31, 2022.

	As of	As of
Goodwill by Reportable Segment (in thousands)	September 30, 2023	December 31, 2022
Capital Markets	$510,189	$520,191
Servicing & Asset Management	439,521	439,521
Ending balance	$949,710	$959,712

Other Intangible Assets

Activity related to other intangible assets for the nine months ended September 30, 2023 and 2022 follows:

	For the nine months ended
	September 30,
Roll Forward of Other Intangible Assets (in thousands)	2023	2022
Beginning balance	$198,643	$183,904
Additions from acquisitions	—	31,000
Amortization	(12,716)	(12,070)
Ending balance	$185,927	$202,834

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of September 30, 2023 and December 31, 2022:

Components of Other Intangible Assets (in thousands)	September 30, 2023	December 31, 2022
Gross value	$220,682	$220,682
Accumulated amortization	(34,755)	(22,039)
Net carrying value	$185,927	$198,643

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of September 30, 2023 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Three Months Ending December 31,
2023	$4,257
Year Ending December 31,
2024	$16,235
2025	16,235
2026	16,235
2027	16,235
2028	16,235
Thereafter	100,495
Total	$185,927

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the nine months ended September 30, 2023 and 2022 follows:

	For the nine months ended
	September 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2023	2022
Beginning balance	$200,346	$125,809
Additions	—	119,955
Accretion	927	3,767
Fair value adjustments	(14,000)	—
Payments	(26,090)	(28,547)
Ending balance	$161,183	$220,984

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

As noted in the table above, the fair value adjustment recorded during the nine months ended September 30, 2023 was related to the GeoPhy acquisition. The probability of achievement for the contingent consideration declined due to short-term macroeconomic and commercial real estate market conditions and the reduced likelihood that those conditions will recover for the business to achieve the maximum contingent consideration targets.

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

NOTE 8—FAIR VALUE MEASUREMENTS

The Company uses valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach to measure assets and liabilities that are measured at fair value. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2—Financial assets and liabilities whose values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, discount rates, volatilities, prepayment speeds, earnings rates, credit risk, etc.) or inputs that are derived principally from, or corroborated by, market data by correlation or other means.
●	Level 3—Financial assets and liabilities whose values are based on inputs that are both unobservable and significant to the overall valuation.

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is impairment and for disclosure purposes (NOTE 3). The Company's MSRs do not trade in an active, open market with readily observable prices. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated placement fee revenue from escrow deposits, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that market participants consider in valuing MSR assets. MSRs are carried at the lower of amortized cost or fair value.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments with borrowers and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the applicable U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants, such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS investments in Agency debt securities using discounted cash flows that incorporate observable inputs from market participants and then compares the fair value to broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.
●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are recognized at fair value and subsequently remeasured using a Monte Carlo simulation that uses updated management forecasts and current valuation assumptions and discount rates. The Company determines the fair value of each contingent consideration liability based on probability of achievement, which incorporates management estimates. As a result, the Company classifies these liabilities as Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
September 30, 2023
Assets
Loans held for sale	$—	$758,926	$—	$758,926
Pledged securities	46,558	130,951	—	177,509
Derivative assets	—	—	33,617	33,617
Total	$46,558	$889,877	$33,617	$970,052

Liabilities
Derivative liabilities	$—	$—	$2,065	$2,065
Contingent consideration liabilities	—	—	161,183	161,183
Total	$—	$—	$163,248	$163,248

December 31, 2022
Assets
Loans held for sale	$—	$396,344	$—	$396,344
Pledged securities	14,658	142,624	—	157,282
Derivative assets	—	—	17,636	17,636
Total	$14,658	$538,968	$17,636	$571,262

Liabilities
Derivative liabilities	$—	$—	$2,076	$2,076
Contingent consideration liabilities	—	—	200,346	200,346
Total	$—	$—	$202,422	$202,422

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2023.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Derivative Assets and Liabilities, net (in thousands)	2023	2022	2023	2022
Beginning balance	$20,241	$42,634	$15,560	$30,961
Settlements	(80,213)	42,458	(259,655)	(235,463)
Realized gains (losses) recorded in earnings(1)	59,972	(85,092)	244,095	204,502
Unrealized gains (losses) recorded in earnings(1)	31,552	231,241	31,552	231,241
Ending balance	$31,552	$231,241	$31,552	$231,241
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2023:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Derivative assets	$33,617	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$2,065	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$161,183	Monte Carlo Simulation	Probability of earnout achievement	48% - 100%	66%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2023 and December 31, 2022 are presented below:

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$236,321	$236,321	$225,949	$225,949
Restricted cash	17,768	17,768	17,676	17,676
Pledged securities	177,509	177,509	157,282	157,282
Loans held for sale	758,926	758,926	396,344	396,344
Loans held for investment, net(1)	39,891	40,000	200,247	200,900
Derivative assets(1)	33,617	33,617	17,636	17,636
Total financial assets	$1,264,032	$1,264,141	$1,015,134	$1,015,787

Financial Liabilities:
Derivative liabilities(2)	$2,065	$2,065	$2,076	$2,076
Contingent consideration liabilities(2)	161,183	161,183	200,346	200,346
Warehouse notes payable	790,742	791,178	537,531	538,134
Notes payable	774,677	788,500	704,103	708,546
Total financial liabilities	$1,728,667	$1,742,926	$1,444,056	$1,449,102
(1)	Included as a component of Other Assets in the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other Liabilities in the Condensed Consolidated Balance Sheets.

The following methods and assumptions were used for recurring fair value measurements as of September 30, 2023 and December 31, 2022.

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

Contingent Consideration Liabilities— Consists of the estimated fair values of expected future earnout payments related to acquisitions completed over the past few years. The earnout liabilities are valued using a Monte Carlo simulation analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earnout achievement, volatility rates, and discount rate, to determine the expected earnout cash flows. The probability of the earnout achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

Derivative Instruments—Consists of interest rate lock commitments and forward sale agreements. These instruments are valued using discounted cash flow models developed based on changes in the U.S. Treasury rate and other observable market data. The value is determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2023 and December 31, 2022:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2023
Rate lock commitments	$349,336	$10,990	$(6,049)	$4,941	$5,142	$(201)	$—
Forward sale contracts	1,120,941	—	26,611	26,611	28,475	(1,864)	—
Loans held for sale	771,605	7,883	(20,562)	(12,679)	—	—	(12,679)
Total		$18,873	$—	$18,873	$33,617	$(2,065)	$(12,679)

December 31, 2022
Rate lock commitments	$376,870	$12,349	$(4,495)	$7,854	$7,854	$—	$—
Forward sale contracts	769,585	—	7,706	7,706	9,782	(2,076)	—
Loans held for sale	392,715	6,840	(3,211)	3,629	—	—	3,629
Total		$19,189	$—	$19,189	$17,636	$(2,076)	$3,629

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of September 30, 2023. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2023 collateral requirements as outlined above. As of September 30, 2023, reserve requirements for the DUS loan portfolio will require the Company to fund $79.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of September 30, 2023. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of September 30, 2023, the net worth requirement was $301.6 million, and the Company's net worth, as defined in the requirements, was $1.0 billion, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2023, the Company was required to maintain at least $60.0 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $186.4 million as of September 30, 2023, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of September 30, 2023 and 2022 and December 31, 2022 and 2021:

	September 30,		December 31,
Pledged Securities (in thousands)	2023	2022	2022	2021
Restricted cash	$10,523	$8,454	$5,788	$3,779
Money market funds	36,035	4,170	8,870	40,954
Total pledged cash and cash equivalents	$46,558	$12,624	$14,658	$44,733
Agency MBS	130,951	138,789	142,624	104,263
Total pledged securities, at fair value	$177,509	$151,413	$157,282	$148,996

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. When the fair value of Agency MBS is lower than the carrying value, the Company assesses whether an allowance for credit losses is necessary. The Company does not record an allowance for credit losses for its AFS securities, including those whose fair value is less than amortized cost, when the AFS securities are issued by the GSEs. The contractual cash flows of these AFS securities are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities. The Company does not intend to sell any of the Agency MBS whose fair value is less than the carrying value, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table provides additional information related to the Agency MBS as of September 30, 2023 and December 31, 2022:

Fair Value and Amortized Cost of Agency MBS (in thousands)	September 30, 2023	December 31, 2022
Fair value	$130,951	$142,624
Amortized cost	133,421	144,801
Total gains for securities with net gains in AOCI	381	797
Total losses for securities with net losses in AOCI	(2,851)	(2,974)
Fair value of securities with unrealized losses	115,337	118,565

Pledged securities with a fair value of $99.2 million, an amortized cost of $102.0 million, and a net unrealized loss of $2.8 million have been in a continuous unrealized loss position for more than 12 months, with the unrealized losses driven primarily by widening investor spreads as a result of the rapid increase in interest rates and related market uncertainty over the last 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments. The Company concluded that an allowance for credit losses is not warranted, as the Company does not intend to sell the securities and does not believe it would be required to sell the securities, and as they carry the guarantee of payment from the Agencies.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	September 30, 2023
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	18,045	18,132
After five years through ten years	92,267	93,322
After ten years	20,639	21,967
Total	$130,951	$133,421

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended September 30,		For the nine months ended September 30,
EPS Calculations (in thousands, except per share amounts)	2023	2022	2023	2022
Calculation of basic EPS
Walker & Dunlop net income	$21,458	$46,833	$75,758	$172,328
Less: dividends and undistributed earnings allocated to participating securities	534	1,296	1,942	4,984
Net income applicable to common stockholders	$20,924	$45,537	$73,816	$167,344
Weighted-average basic shares outstanding	32,737	32,290	32,654	32,300
Basic EPS	$0.64	$1.41	$2.26	$5.18

Calculation of diluted EPS
Net income applicable to common stockholders	$20,924	$45,537	$73,816	$167,344
Add: reallocation of dividends and undistributed earnings based on assumed conversion	—	7	2	34
Net income allocated to common stockholders	$20,924	$45,544	$73,818	$167,378
Weighted-average basic shares outstanding	32,737	32,290	32,654	32,300
Add: weighted-average diluted non-participating securities	158	330	199	345
Weighted-average diluted shares outstanding	32,895	32,620	32,853	32,645
Diluted EPS	$0.64	$1.40	$2.25	$5.13

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three and nine months ended September 30, 2023, 169 thousand average restricted shares and 343 thousand average restricted shares, respectively, were excluded from the computation of diluted EPS under the treasury-stock method. For the three and nine months ended September 30, 2022, 218 thousand average restricted shares and 111 thousand average restricted shares, respectively, were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive, as the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented.

The following non-cash transactions did not impact the amount of cash paid on the Condensed Consolidated Statements of Cash Flows. During 2022, the operating agreement of three of the Company’s tax credit-related joint ventures changed. The Company reconsidered its consolidation conclusion based on these changes and concluded that the joint ventures should be consolidated, resulting in a $3.7 million increase in APIC and $6.8 million of noncontrolling interests consolidated as shown on the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2022. The consolidation also resulted in a $35.0 million increase in Receivables, net, a $21.3 million reduction in Other assets, and a $3.6 million increase in Other liabilities.

In February 2023, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2023. During the first nine months of 2023, the Company did not repurchase any shares of its common stock under the share repurchase program. As of September 30, 2023, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2023 share repurchase program.

During each of the first three quarters of 2023, the Company paid a dividend of $0.63 per share. On November 8, 2023, the Company’s Board of Directors declared a dividend of $0.63 per share for the fourth quarter of 2023. The dividend will be paid on December 8, 2023 to all holders of record of the Company’s restricted and unrestricted common stock as of November 24, 2023.

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

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company does allocate interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income from operations at each segment, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

The following tables provide a summary and reconciliation of each segment’s results for the three months ended September 30, 2023 and 2022.

Segment Results (in thousands)	For the three months ended September 30, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$56,149	$—	$—	$56,149
Fair value of expected net cash flows from servicing, net	35,375	—	—	35,375
Servicing fees	—	79,200	—	79,200
Property sales broker fees	16,862	—	—	16,862
Investment management fees	—	13,362	—	13,362
Net warehouse interest income (expense)	(2,565)	534	—	(2,031)
Placement fees and other interest income	—	39,475	3,525	43,000
Other revenues	11,875	15,569	(618)	26,826
Total revenues	$117,696	$148,140	$2,907	$268,743

Expenses
Personnel	$97,973	$17,139	$21,395	$136,507
Amortization and depreciation	1,137	54,375	1,967	57,479
Provision (benefit) for credit losses	—	421	—	421
Interest expense on corporate debt	4,874	11,096	1,624	17,594
Other operating expenses	4,193	5,039	19,297	28,529
Total expenses	$108,177	$88,070	$44,283	$240,530
Income (loss) from operations	$9,519	$60,070	$(41,376)	$28,213
Income tax expense (benefit)	2,386	15,040	(10,357)	7,069
Net income (loss) before noncontrolling interests	$7,133	$45,030	$(31,019)	$21,144
Less: net income (loss) from noncontrolling interests	83	(397)	—	(314)
Walker & Dunlop net income (loss)	$7,050	$45,427	$(31,019)	$21,458

Segment Results (in thousands)	For the three months ended September 30, 2022
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$89,752	$1,106	$—	$90,858
Fair value of expected net cash flows from servicing, net	55,291	—	—	55,291
Servicing fees	—	75,975	—	75,975
Property sales broker fees	30,308	—	—	30,308
Investment management fees	—	16,301	—	16,301
Net warehouse interest income (expense)	2,178	1,802	—	3,980
Placement fees and other interest income	—	17,760	369	18,129
Other revenues	11,011	16,378	(2,620)	24,769
Total revenues	$188,540	$129,322	$(2,251)	$315,611

Expenses
Personnel	$128,981	$18,728	$9,350	$157,059
Amortization and depreciation	1,052	57,139	1,655	59,846
Provision (benefit) for credit losses	—	1,218	—	1,218
Interest expense on corporate debt	2,430	6,324	552	9,306
Other operating expenses	6,869	5,237	21,885	33,991
Total expenses	$139,332	$88,646	$33,442	$261,420
Income (loss) from operations	$49,208	$40,676	$(35,693)	$54,191
Income tax expense (benefit)	12,468	10,204	(15,140)	7,532
Net income (loss) before noncontrolling interests	$36,740	$30,472	$(20,553)	$46,659
Less: net income (loss) from noncontrolling interests	277	(451)	—	(174)
Walker & Dunlop net income (loss)	$36,463	$30,923	$(20,553)	$46,833

The following tables provide a summary and reconciliation of each segment’s results for the nine months ended September 30, 2023 and 2022 and total assets as of September 30, 2023 and 2022.

Segment Results and Total Assets (in thousands)	As of and for the nine months ended September 30, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$167,679	$522	$—	$168,201
Fair value of expected net cash flows from servicing, net	107,446	—	—	107,446
Servicing fees	—	232,027	—	232,027
Property sales broker fees	38,831	—	—	38,831
Investment management fees	—	44,844	—	44,844
Net warehouse interest income (expense)	(7,006)	3,450	—	(3,556)
Placement fees and other interest income	—	100,636	8,674	109,310
Other revenues	40,735	42,697	(431)	83,001
Total revenues	$347,685	$424,176	$8,243	$780,104

Expenses
Personnel	$281,502	$53,669	$53,254	$388,425
Amortization and depreciation	3,412	161,935	5,390	170,737
Provision (benefit) for credit losses	—	(11,088)	—	(11,088)
Interest expense on corporate debt	13,870	31,385	4,623	49,878
Other operating expenses	15,037	16,465	51,820	83,322
Total expenses	$313,821	$252,366	$115,087	$681,274
Income (loss) from operations	$33,864	$171,810	$(106,844)	$98,830
Income tax expense (benefit)	8,462	42,931	(26,698)	24,695
Net income (loss) before noncontrolling interests	$25,402	$128,879	$(80,146)	$74,135
Less: net income (loss) from noncontrolling interests	1,741	(3,364)	—	(1,623)
Walker & Dunlop net income (loss)	$23,661	$132,243	$(80,146)	$75,758

Total assets	$1,424,270	$2,361,245	$492,336	$4,277,851

Segment Results and Total Assets (in thousands)	As of and for the nine months ended September 30, 2022
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$273,660	$2,113	$—	$275,773
Fair value of expected net cash flows from servicing, net	159,970	—	—	159,970
Servicing fees	—	222,916	—	222,916
Property sales broker fees	100,092	—	—	100,092
Investment management fees	—	47,345	—	47,345
Net warehouse interest income (expense)	9,415	4,606	—	14,021
Placement fees and other interest income	—	26,166	517	26,683
Other revenues	29,838	57,624	41,641	129,103
Total revenues	$572,975	$360,770	$42,158	$975,903

Expenses
Personnel	$372,656	$53,211	$43,741	$469,608
Amortization and depreciation	2,191	170,501	4,409	177,101
Provision (benefit) for credit losses	—	(13,120)	—	(13,120)
Interest expense on corporate debt	5,488	15,388	1,247	22,123
Other operating expenses	19,943	15,535	66,922	102,400
Total expenses	$400,278	$241,515	$116,319	$758,112
Income (loss) from operations	$172,697	$119,255	$(74,161)	$217,791
Income tax expense (benefit)	41,878	28,919	(24,302)	46,495
Net income (loss) before noncontrolling interests	$130,819	$90,336	$(49,859)	$171,296
Less: net income (loss) from noncontrolling interests	995	(2,027)	—	(1,032)
Walker & Dunlop net income (loss)	$129,824	$92,363	$(49,859)	$172,328

Total assets	$3,093,803	$2,543,730	$365,480	$6,003,013

NOTE 12—VARIABLE INTEREST ENTITIES

The Company, through its subsidiary Walker & Dunlop Affordable Equity (“WDAE”), formerly known as “Alliant,” provides alternative investment management services through the syndication of tax credit funds and the joint development of affordable housing projects. To facilitate the syndication and development of affordable housing projects, the Company is involved with the acquisition and/or formation of limited partnerships and joint ventures with investors, property developers, and property managers that are VIEs.

A detailed discussion of the Company’s accounting policies regarding the consolidation of VIEs and significant transactions involving VIEs is included in NOTE 2 and NOTE 17 of the 2022 Form 10-K.

As of September 30, 2023 and December 31, 2022, the assets and liabilities of the consolidated tax credit funds were immaterial.

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$379	$201
Restricted cash	2,828	1,532
Receivables, net	31,948	33,593
Other Assets	50,501	49,768
Total assets of consolidated VIEs	$85,656	$85,094

Liabilities:
Other liabilities	$44,745	$39,148
Total liabilities of consolidated VIEs	$44,745	$39,148

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	September 30, 2023	December 31, 2022
Assets
Committed investments in tax credit equity	$212,296	$254,154
Other assets: Equity-method investments	60,188	57,981
Total interests in nonconsolidated VIEs	$272,484	$312,135

Liabilities
Commitments to fund investments in tax credit equity	$196,250	$239,281
Total commitments to fund nonconsolidated VIEs	$196,250	$239,281

Maximum exposure to losses(1)(2)	$272,484	$312,135

(1)	Maximum exposure determined as Total interests in nonconsolidated VIEs. The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 65% of refinancing volumes coming from new loans to us and 21% of total transaction volumes coming from new customers for the nine months ended September 30, 2023.

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

We acquired GeoPhy B.V. (“GeoPhy”), a leading commercial real estate technology company based in the Netherlands, in the first quarter of 2022. We are using GeoPhy’s data analytics and technology development capabilities to accelerate the growth of our small-balance lending platform and our technology-enabled appraisal and valuation platform, Apprise, by providing data analytics and other technology capabilities.

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

Loan Servicing

We retain servicing rights and asset management responsibilities on substantially all of our Agency loan products that we originate and sell and generate cash revenues from the fees we receive for servicing the loans, from the placement fees on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide for prepayment protection to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not have similar prepayment protections. For most loans we service under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, we are required to advance the principal and interest payments and guarantee fees for four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we may request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us for these advances within 60 days of the request. Under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD or work out a payment modification for the borrower. For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease, and we may then modify and resell the loan or assign the loan back to HUD and be reimbursed for our advances. We are not obligated to make advances on the loans we service under the Freddie Mac Optigo® program and our bank and life insurance company servicing agreements.

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

Investment Management and Principal Lending and Investing

Investment Management—Through our subsidiary, Walker & Dunlop Investment Partners (“WDIP”), we function as the operator of a private commercial real estate investment advisor focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current regulatory assets under management (“AUM”) of $1.4 billion primarily consist of six sources: Fund III, Fund IV, Fund V, Fund VI, and Fund VII (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., WDIP also offers short-term senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

Principal Lending and Investing—Using a combination of our own capital and warehouse debt financing, we offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Loan Program”). We underwrite, service, and asset-manage all loans executed through the Interim Loan Program. We originate and hold these Interim Loan Program loans for investment, which are included on our balance sheet, and during the time that these loans are outstanding, we assume the full risk of loss. The ultimate goal of the Interim Loan Program is to provide permanent Agency financing on these transitional properties. We believe third-party capital solutions, in the form of direct real estate investment or commingled funds, are a long-term growth opportunity for our servicing and asset management businesses, and we have steadily reduced our reliance on our own capital and warehouse debt financing to fund interim loans in order to focus on raising third-party capital solutions to meet market demand and pursue our asset management growth strategy.

Affordable Housing Real Estate Services

We provide affordable housing investment management and real estate services through our subsidiary, Walker & Dunlop Affordable Equity (“WDAE”), formerly known as Alliant Capital, Ltd. and its affiliates (“Alliant”). WDAE is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. WDAE serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, WDAE earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that generate LIHTCs. These joint ventures earn developer fees and sale/refinance proceeds from the properties they develop, and we receive the portion of the economic benefits commensurate with its investment in the joint ventures. Additionally, WDAE also invests with third-party investors (either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are unlikely to keep the properties affordable. Through these preservation funds, WDAE may receive acquisition and asset management fees and will receive a portion of the operating cash and capital appreciation upon sale through a promote structure.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries, and all intercompany transactions have been eliminated.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale. The fair value at loan sale (“MSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, placement fees, prepayment speed, and servicing costs, are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs were between 8-14% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for MSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. The estimated net cash flows also include cash flows related to the future placement fees on deposit accounts associated with servicing the loans that are based on an earnings rate assumption. We include a servicing cost assumption to account for our expected costs to service a loan. The servicing cost assumption has had a de minimis impact on the estimate historically. We record an individual MSR asset for each loan at loan sale.

The assumptions used to estimate the fair value of capitalized MSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically, including the assumption that most significantly impacts the estimate: the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. Over the past two years, we have adjusted the placement fee assumption related to escrow deposits several times to reflect the current and expected future earnings rate projected for the life of the MSR. Additionally, we adjusted the discount rate at the beginning of 2021 to mirror changes observed from market participants. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the consolidated financial statements details the portfolio-level impact of a change in the discount rate).

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

The weighted-average annual loss rate is calculated using a 10-year look-back period, utilizing the average portfolio balance and settled losses for each year. A 10-year period is used as we believe that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling 10-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to fall off and as new loss data are added. For example, in the first quarter of 2023, loss data from earlier periods in the look-back period with significantly higher losses fell off and were replaced with more recent loss data with significantly lower losses, resulting in the weighted-average annual loss rate changing from 1.2 basis points to 0.6 basis points. Changes in our expectations and forecasts have materially impacted, and in the future may materially impact, the estimate. In 2022, we had our first loss settlement in six years. We settled another immaterial loss in July 2023.

NOTE 4 of the consolidated financial statements outlines adjustments made in the loss rates used to account for the expected economic conditions as of a given period and the related impact on the estimate.

We evaluate our risk-sharing loans on a quarterly basis to determine whether there are loans that are probable of foreclosure. Specifically, we assess a loan’s qualitative and quantitative risk factors, such as payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When a loan is determined to be probable of foreclosure based on these factors, we remove the loan from the WARM calculation and individually assess the loan for potential credit loss. This assessment requires certain judgments and assumptions to be made regarding the property values and other factors, which may differ significantly from actual results. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial collateral-based reserves have not varied significantly from the final settlement.

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

Contingent Consideration Liabilities. The Company typically includes an earnout as part of the consideration paid for acquisitions to align the long-term interests of the acquiree with the Company. These earnouts contain milestones for achievement, which typically are revenue, revenue-like, or productivity measurements. If the milestone is achieved, the acquiree is paid the additional consideration. Upon acquisition, the Company is required to estimate the fair value of the earnout and include that fair value measurement as a component of the total consideration paid in the calculation of goodwill. The fair value of the earnout is recorded as a contingent consideration liability and is included within Other liabilities in the Consolidated Balance Sheet and adjusted to the estimated fair value at the end of each reporting period.

The determination of the fair value of contingent consideration liabilities requires significant management judgment and unobservable inputs to (i) determine forecasts and scenarios of future revenues, net cash flows and certain other performance metrics, (ii) assign a probability of achievement for the forecasts and scenarios, and (iii) select a discount rate. A Monte Carlo simulation analysis is used to determine many iterations of potential fair values. The average of these iterations is then used to determine the estimated fair value. We typically obtain the assistance of third-party valuation specialists to assist with the fair value estimation. The probability of the earnout achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty. Changes to the aforementioned inputs impact the estimate; for example, in the fourth quarter of 2022, we recorded a net $13.5 million reduction to the fair value of our contingent consideration liabilities based primarily on revised management forecasts of the financial performance of the entities over the remaining earnout period. During the third quarter of 2023, we recorded a reduction of $14.0 million to the fair value of our contingent consideration liabilities based on revised management forecasts, scenarios, and other valuation inputs.

The aggregate fair value of our contingent consideration liabilities as of September 30, 2023 was $161.2 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of September 30, 2023 was $292.9 million. Over the past two years, we have made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams. The earnouts completed prior to 2021 involved businesses that operated in our core debt financing business and involved substantially smaller amounts of contingent consideration as compared to the two aforementioned acquisitions.

Goodwill. As of September 30, 2023 and December 31, 2022, we reported goodwill of $949.7 million and $959.7 million, respectively. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors.

We recorded goodwill impairment during the third quarter of 2023 in conjunction with the aforementioned reassessment of contingent consideration liabilities. The fair value adjustment reduced the contingent consideration liability associated with our 2022 acquisition of GeoPhy, and we recorded a corresponding and offsetting impairment to the goodwill associated with the acquisition since a substantial portion of the goodwill originally recorded was directly related to the contingent consideration liability. We attributed this goodwill impairment to one of the two reporting units to which the GeoPhy operations and goodwill are assigned, both of which are components of the Capital Markets segment. The period over which the contingent consideration can be earned (approximately two more years) is much shorter than the period of time considered in a fair value assessment of a reporting unit, and we believe the macroeconomic and commercial real estate market conditions that led to the fair value adjustment related to the continent consideration liability are short term in nature. As of September 30, 2023, we continue to believe the remaining goodwill at each of our other reporting units is not impaired. However, if the volatile macroeconomic and commercial real estate market conditions continue, the fair value of our contingent consideration liabilities may decline further in the coming quarters, resulting in a corresponding and offsetting goodwill impairment similar to the one we recorded during the three months ended September 30, 2023, as discussed above.

Overview of Current Business Environment

Higher and volatile interest rates continue to disrupt many sectors of the capital markets, causing significant volatility and uncertainty, including: (a) disruption in the commercial real estate lending and transactions environment, (b) volatility in pricing of commercial real estate assets, (c) challenges in the banking sector which are significantly constraining the supply of capital, and (d) uncertainty amongst owners, operators, and developers of commercial real estate assets. Due to the disruption and uncertainties, our total transaction volumes decreased 54% from the first nine months of 2022, with the largest decreases in our debt brokerage (59%) and multifamily property sales (64%) executions. The decrease in total transaction volumes also included a decrease in our GSE lending (34%) and HUD originations (61%).

To combat the high rate of inflation over the past two years the Federal Reserve increased its target Federal Funds Rate by 5.25% since December 2021, with a target range of 5.25% to 5.50% as of September 30, 2023. Following the September 2023 meeting, the Federal Reserve signaled a slower pace of increases, but that rates would need to remain higher for longer to bring inflation down toward the Federal Reserve’s long-term target. The actions of the Federal Reserve resulted in an increase in medium to long-term mortgage interest rates, which form the basis of most of our lending. The increase in the Federal Funds Rate has increased our placement fee revenue on escrow deposits and cash and cash equivalents but also increased our borrowing costs for both our warehouse lines and corporate debt.

As the Federal Reserve continues to combat inflation through higher interest rates and with the turmoil in the banking sector from earlier in the year, we expect commercial real estate debt and property sales transaction activity to be depressed in 2023 from the levels we achieved in 2022. Certain of our products are impacted more than others, with property sales volumes and debt brokerage executions in non-multifamily asset classes being impacted the most during the first nine months of the year, as banks and other third-party capital sources reduced their lending activities significantly and increased capital reserves. We also saw a significant slowdown in lending activity from the GSEs in the first quarter, as overall demand for new loans was down sharply as the market adjusted to the macroeconomic environment early in the year. However, as the market adjusted, the GSEs saw a 68% and 81% increase in their lending activity in the second and third quarters of 2023, respectively, compared to the first quarter of 2023. We expect the GSEs’ lending terms to remain competitive and supply much needed countercyclical capital to the multifamily sector for the rest of 2023. When the broader capital markets tighten, the GSEs historically increase their lending activity to provide liquidity to the multifamily borrowing community as they did throughout 2020 and the second half of 2021. As the largest GSE multifamily lender by volume in 2022, we remain well positioned to originate loans for the GSEs. As interest rates increased rapidly, and liquidity in the capital markets tightened, we have experienced declines in credit spreads to offset a portion of the interest rate increases on the total cost of borrowing. This has resulted in lower average servicing fees on our new GSE lending over the past year, and we do not anticipate that changing in the near term.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2022, the FHFA established Fannie Mae’s and Freddie Mac’s 2023 loan origination caps at $75 billion each for all multifamily business, a 4% decrease from the 2022 caps, but an increase over actual 2022 lending volumes for both Agencies. During the three months ended September 30, 2023, Fannie Mae and Freddie Mac had multifamily origination volumes of $16.5 billion, up 3.8%, and $13.3 billion, down 9.5%, from the same period in 2022, respectively. During the nine months ended September 30, 2023, Fannie Mae and Freddie Mac had multifamily origination volumes of $41.7 billion and $32.4 billion, respectively, down 17.6% and 26.9%, from the nine months ended September 30, 2022, respectively, leaving a combined $75.9 billion of available lending capacity for the remainder of 2023. A decline in our GSE originations negatively impacts our financial results, as our non-cash MSR revenues decrease disproportionately with debt financing volume and future servicing revenue would be constrained or decline.

Despite the higher interest rate environment and declines in commercial real estate lending and property sales, macroeconomic conditions impacting multifamily property fundamentals remained healthy in the third quarter of 2023, with the national unemployment rate remaining low at 3.8% as of September 2023. According to RealPage, a provider of commercial real estate data and analytics, vacancies have risen from their historical low of 2.4% in February 2022 and stabilized at 5.6% as of September 2023. The recent historically low vacancy rates were largely considered to be unsustainable from a long-term perspective, and the current vacancy rate represents a return to normal that matches the pre-pandemic decade-long average. Despite the increase in vacancies and an increase in supply of multifamily units, national rent growth remains flat indicating continued healthy demand for multifamily units.

Our multifamily property sales volumes decreased 64% in the first nine months of 2023. We continue to compete for market share in the multifamily property sales sector, as customers increasingly look to experienced brokers to maximize value in this uncertain environment. Long term, we believe the market fundamentals will continue to be positive for multifamily properties, and we are beginning to see an increase in assets brought to market as we enter the second half of the year. Over the last several years, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in many geographical areas. Consequently, the fundamentals of the multifamily assets were strong prior to the pandemic, and, when combined with high occupancy and elevated real-estate prices, we expect that market demand for multifamily assets in the long-term will return as this asset class remains an attractive investment option.

Our debt brokerage platform had lower volumes the first nine months of 2023 compared to same period in 2022 due to the volatile interest rate environment and constrained supply of capital from banks, securitization markets, and other specialty finance lenders. As the interest rate environment and banking sector begin to stabilize, we expect to see capital slowly return to the market.

As noted above, our debt financing operations with HUD declined compared to 2022. HUD loan volumes accounted for 1.4% and 2.0% of our total debt financing volumes for the three and nine months ended September 30, 2023, respectively, compared to 2.8% and 2.6% of our total debt financing volumes for the three and nine months ended September 30, 2022, respectively. The decline in HUD debt financing volumes as a percentage of our total debt financing volumes was driven by lower aggregate HUD lending volumes industry-wide, as the ongoing high interest-rate environment discussed above more acutely impacted the HUD product given the longer lead times associated with HUD executions.

We entered into the Interim Program JV to expand our capacity to originate Interim Program loans beyond the use of our own balance sheet. Demand for transitional lending was strong over the last several years and drove increased competition from lenders, specifically banks, private debt funds, mortgage real estate investment trusts, and life insurance companies. Since the Federal Reserve began increasing interest rates, the supply of capital to transitional lending decreased substantially due to constraints in lending from banks, as well as tightening credit standards for transitional assets. For the nine months ended September 30, 2023, we did not originate any Interim Program JV loans, compared to $86.3 million of originations for the same period last year. Given the volatile macroeconomic conditions discussed above, we continue to approach our lending activity on transitional assets cautiously. We expect our lending volumes for transitional assets to remain low until economic conditions normalize. As of September 30, 2023, all the loans in our portfolio and in the Interim Program JV continue to perform according to their terms.

We provide alternative investment management services focused on the affordable housing sector through LIHTC syndication, joint venture development, and community preservation fund management through our subsidiary, WDAE. We remain the 6th largest LIHTC syndicator despite the volatile and uncertain economic conditions mentioned above. We continue to approach the affordable housing space with a combined LIHTC syndication and affordable housing service offering that we believe will generate significant long-term financing, property sales, and syndication opportunities. Additionally, as part of FHFA’s 2023 loan origination caps of $150 billion announced in November 2022, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. We expect these initiatives will create additional growth opportunities for both WDAE and our debt financing and property sales teams focused on affordable housing, as evidenced by the $461 million of equity syndicated by WDAE for the nine months ended September 30, 2023, putting them on pace for their strongest year of syndicated equity ever.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands; except per share data)	2023	2022	2023	2022
Transaction Volume:
Components of Debt Financing Volume
Total Debt Financing Volume	$6,047,394	$11,925,593	$17,781,027	$35,711,568
Property Sales Volume	2,508,073	4,993,615	5,907,138	16,417,367
Total Transaction Volume	$8,555,467	$16,919,208	$23,688,165	$52,128,935

Key Performance Metrics:
Operating margin	10%	17%	13%	22%
Return on equity	5	11	6	14
Walker & Dunlop net income	$21,458	$46,833	$75,758	$172,328
Adjusted EBITDA(1)	74,065	74,990	212,541	232,470
Diluted EPS	0.64	1.40	2.25	5.13

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	51%	50%	50%	48%
Other operating expenses	11	11	11	10

	As of September 30,
Managed Portfolio:	2023	2022
Total Servicing Portfolio	$128,959,434	$120,778,424
Assets under management	17,334,877	17,017,355
Total Managed Portfolio	$146,294,311	$137,795,779
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following tables present period-to-period comparisons of our financial results for the three and nine months ended September 30, 2023 and 2022.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$56,149	$90,858	$(34,709)	(38)%
Fair value of expected net cash flows from servicing, net	35,375	55,291	(19,916)	(36)
Servicing fees	79,200	75,975	3,225	4
Property sales broker fees	16,862	30,308	(13,446)	(44)
Investment management fees	13,362	16,301	(2,939)	(18)
Net warehouse interest income (expense)	(2,031)	3,980	(6,011)	(151)
Placement fees and other interest income	43,000	18,129	24,871	137
Other revenues	26,826	24,769	2,057	8
Total revenues	$268,743	$315,611	$(46,868)	(15)

Expenses
Personnel	$136,507	$157,059	$(20,552)	(13)%
Amortization and depreciation	57,479	59,846	(2,367)	(4)
Provision (benefit) for credit losses	421	1,218	(797)	(65)
Interest expense on corporate debt	17,594	9,306	8,288	89
Other operating expenses	28,529	33,991	(5,462)	(16)
Total expenses	$240,530	$261,420	$(20,890)	(8)
Income from operations	$28,213	$54,191	$(25,978)	(48)
Income tax expense	7,069	7,532	(463)	(6)
Net income before noncontrolling interests	$21,144	$46,659	$(25,515)	(55)
Less: net income (loss) from noncontrolling interests	(314)	(174)	(140)	80
Walker & Dunlop net income	$21,458	$46,833	$(25,375)	(54)

FINANCIAL RESULTS – NINE MONTHS

CONSOLIDATED

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$168,201	$275,773	$(107,572)	(39)%
Fair value of expected net cash flows from servicing, net	107,446	159,970	(52,524)	(33)
Servicing fees	232,027	222,916	9,111	4
Property sales broker fees	38,831	100,092	(61,261)	(61)
Investment management fees	44,844	47,345	(2,501)	(5)
Net warehouse interest income (expense)	(3,556)	14,021	(17,577)	(125)
Placement fees and other interest income	109,310	26,683	82,627	310
Other revenues	83,001	129,103	(46,102)	(36)
Total revenues	$780,104	$975,903	$(195,799)	(20)

Expenses
Personnel	$388,425	$469,608	$(81,183)	(17)%
Amortization and depreciation	170,737	177,101	(6,364)	(4)
Provision (benefit) for credit losses	(11,088)	(13,120)	2,032	(15)
Interest expense on corporate debt	49,878	22,123	27,755	125
Other operating expenses	83,322	102,400	(19,078)	(19)
Total expenses	$681,274	$758,112	$(76,838)	(10)
Income from operations	$98,830	$217,791	$(118,961)	(55)
Income tax expense	24,695	46,495	(21,800)	(47)
Net income before noncontrolling interests	$74,135	$171,296	$(97,161)	(57)
Less: net income (loss) from noncontrolling interests	(1,623)	(1,032)	(591)	57
Walker & Dunlop net income	$75,758	$172,328	$(96,570)	(56)

Overview

Three months ended September 30, 2023 compared to three months ended September 30, 2022

The decrease in revenues was primarily driven by decreases in loan origination and debt brokerage fees, net (“origination fees”), the fair value of expected net cash flows from servicing, net (“MSR income”), property sales broker fees, investment management fees, and net warehouse interest income (expense), partially offset by increases in servicing fees, placement fees and other interest income, and other revenues. Origination fees and MSR income decreased largely as a result of a 49% decline in overall debt financing volume. Property sales broker fees decreased primarily due to a 50% decline in property sales volume. Investment management fees decreased primarily as a result of a decline in LIHTC investment management fees. Net warehouse interest income (expense) decreased from a net revenue position in 2022 to a net expense position in 2023 due to short-term rates remaining higher than long-term rates (“inverted yield curve”) during the third quarter of 2023. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Placement fees and other interest income increased primarily as a result of a higher placement fee rate due to rising short-term interest rates. Other revenues increased largely as a result of an increase in assumption fee income.

The decrease in expenses was due to decreases in personnel costs, amortization and depreciation, and other operating expenses, partially offset by an increase in interest expense on corporate debt. Personnel costs decreased largely due to decreases in commission costs as a result of our lower transaction volumes. Amortization and depreciation expense decreased primarily due to a decline in write-offs of MSRs due to lower prepayments in the servicing portfolio. Other operating expenses decreased as a direct result of our cost-reduction initiatives across a variety of general and administrative cost categories. Interest expense on corporate debt increased due to increases in (i) the interest rate as our corporate debt’s floating rate is tied to short-term interest rates, (ii) the outstanding principal balance of corporate debt, and (iii) the principal balance of our corporate debt subject to floating interest rates, as we replaced the fixed-rate debt at one of our subsidiaries with floating-rate debt.

Income Tax Expense. The decrease in income tax expense primarily relates to a 48% decrease in income from operations, largely offset by a one-time tax benefit during the three months ended September 30, 2022 totaling $6.3 million resulting from (i) the dissolution of a joint venture that we acquired full ownership of earlier in 2022 and (ii) intellectual property (“IP”) transfer tax related to the IP intangible assets we acquired as part of the 2022 GeoPhy acquisition. There was no comparable one-time tax benefit during the three months ended September 30, 2023.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

The decrease in revenues was primarily driven by decreases in origination fees, MSR income, property sales broker fees, net warehouse interest income (expense), and other revenues, partially offset by increases in servicing fees and placement fees and other interest income. Origination fees and MSR income decreased largely as a result of a 50% decline in overall debt financing volume. Property sales broker fees decreased primarily due to a 64% decline in property sales volume. Net warehouse interest income (expense) decreased from a net revenue position in 2022 to a net expense position in 2023 due to the inverted yield curve throughout 2023. Other revenues decreased primarily due to a $39.6 million one-time gain from the revaluation of our previously held equity-method investment in Apprise in the first quarter of 2022, with no comparable activity in 2023, combined with a decline in prepayment fees. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Placement fees and other interest income increased primarily as a result of a higher placement fee rate due to rising short-term interest rates.

The decrease in expenses was due to decreases in personnel costs, amortization and depreciation, and other operating expenses, partially offset by an increase in interest expense on corporate debt. Personnel costs decreased, largely due to decreases in commission costs as a result of our lower transaction volumes. Amortization and depreciation decreased, largely due to a decline in write-offs of MSRs due to lower prepayments in the servicing portfolio. Other operating expenses decreased primarily as a result of the write off of unamortized debt premium as we paid off a note payable at one of our subsidiaries, and other decreases as a result of our cost-reduction initiatives. Interest expense on corporate debt increased due to increases in (i) the interest rate as our corporate debt’s floating rate is tied to short-term interest rates, (ii) the outstanding principal balance of corporate debt, and (iii) the principal balance of our corporate debt subject to floating interest rates, as we replaced the fixed-rate debt at one of our subsidiaries with a floating-rate debt.

Income Tax Expense. The decrease in income tax expense primarily relates to a 55% decrease in income from operations, partially offset by a $3.3 million decrease in realizable excess tax benefits and the one-time tax benefit recognized in 2022 and not 2023 as more fully described above.

A discussion of the financial results for our segments is included further below.

Non-GAAP Financial Measure

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses, net write-offs, stock-based incentive compensation charges, the fair value of expected net cash flows from servicing, net, the write off of the unamortized balance of premium associated with the repayment of a portion of our corporate debt, goodwill impairment, and the gain from revaluation of a previously held equity-method investment. The goodwill impairment that is incorporated into the calculation of Adjusted EBITDA includes goodwill impairment resulting from our annual goodwill impairment test and the quarterly evaluations of recoverability. Goodwill impairment that results from a downward fair value adjustment to contingent consideration liabilities is not included as an adjustment to GAAP net income to arrive at Adjusted EBITDA, since the goodwill impairment is offset by the downward fair value adjustment to the contingent consideration liability, resulting in no net impact to GAAP net income. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$21,458	$46,833	$75,758	$172,328
Income tax expense	7,069	7,532	24,695	46,495
Interest expense on corporate debt	17,594	9,306	49,878	22,123
Amortization and depreciation	57,479	59,846	170,737	177,101
Provision (benefit) for credit losses	421	1,218	(11,088)	(13,120)
Net write-offs(1)	(2,008)	—	(8,041)	—
Share-based compensation expense	7,427	5,546	22,468	27,154
Gain from revaluation of previously held equity-method investment	—	—	—	(39,641)
Write off of unamortized premium from corporate debt repayment	—	—	(4,420)	—
Fair value of expected net cash flows from servicing, net	(35,375)	(55,291)	(107,446)	(159,970)
Adjusted EBITDA	$74,065	$74,990	$212,541	$232,470

(1)	The net write-off for the nine months ended September 30, 2023 includes the write off of collateral-based reserves related to a loan held for investment.

The following tables present period-to-period comparisons of the components of adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Loan origination and debt brokerage fees, net	$56,149	$90,858	$(34,709)	(38)%
Servicing fees	79,200	75,975	3,225	4
Property sales broker fees	16,862	30,308	(13,446)	(44)
Investment management fees	13,362	16,301	(2,939)	(18)
Net warehouse interest income (expense)	(2,031)	3,980	(6,011)	(151)
Placement fees and other interest income	43,000	18,129	24,871	137
Other revenues	27,140	24,943	2,197	9
Personnel	(129,080)	(151,513)	22,433	(15)
Net write-offs	(2,008)	—	(2,008)	N/A
Other operating expenses	(28,529)	(33,991)	5,462	(16)
Adjusted EBITDA	$74,065	$74,990	$(925)	(1)

ADJUSTED EBITDA – NINE MONTHS

CONSOLIDATED

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Loan origination and debt brokerage fees, net	$168,201	$275,773	$(107,572)	(39)%
Servicing fees	232,027	222,916	9,111	4
Property sales broker fees	38,831	100,092	(61,261)	(61)
Investment management fees	44,844	47,345	(2,501)	(5)
Net warehouse interest income (expense)	(3,556)	14,021	(17,577)	(125)
Placement fees and other interest income	109,310	26,683	82,627	310
Other revenues	84,624	90,494	(5,870)	(6)
Personnel	(365,957)	(442,454)	76,497	(17)
Net write-offs(1)	(8,041)	—	(8,041)	N/A
Other operating expenses	(87,742)	(102,400)	14,658	(14)
Adjusted EBITDA	$212,541	$232,470	$(19,929)	(9)

(1)	The net write-off for the nine months ended September 30, 2023 includes the write off of collateral-based reserves related to a loan held for investment.

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

Origination fees decreased primarily due to declines in overall debt financing volumes. Servicing fees increased largely due to growth in the average servicing portfolio period over period. Property sales broker fees decreased principally due to declines in property sales volumes. Investment management fees decreased primarily as a result of a decline in LIHTC investment management fees. Net warehouse interest income (expense) decreased from a net revenue position in 2022 to a net expense position in 2023 primarily due to the inverted yield curve throughout much of 2023. Placement fees and other interest income increased largely as a result of higher placement fee rates due to rising short-term interest rates. For the nine months ended September 30, 2023 only, other revenues decreased primarily due to declines in prepayment fees, partially offset by increases in investment banking revenues and miscellaneous revenues. The decreases in personnel expenses were primarily due to decreases in commission costs due to our lower transaction volumes. Net write-offs increased due to the charge off of an Interim Program loan that defaulted in 2019 that was settled in the second quarter of 2023 and a loss settlement in our at-risk portfolio during the third quarter of 2023 with no comparable activity in 2022. Other operating expenses decreased largely as a result of decreases in travel and entertainment costs and professional fees as a result of our cost-reduction initiatives.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operating activities are generated from loan sales, servicing fees, placement fees from escrow deposits, net warehouse interest income, property sales broker fees, investment management fees, research subscription fees, investment banking advisory fees, and other income, net of loan originations and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations and property sales, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

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

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2023 and 2022.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Net cash provided by (used in) operating activities	$(332,412)	$(466,766)	$134,354	(29)%
Net cash provided by (used in) investing activities	146,569	(170,990)	317,559	(186)
Net cash provided by (used in) financing activities	228,207	449,634	(221,427)	(49)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	300,647	205,058	95,589	47

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(378,891)	$(594,506)	$215,615	(36)%
Net cash provided by (used in) operating activities, excluding loan origination activity	46,479	127,740	(81,261)	(64)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$—	$(51,302)	$51,302	(100)%
Purchases of equity-method investments	(15,062)	(25,098)	10,036	(40)
Acquisitions, net of cash received	—	(114,163)	114,163	(100)
Capital expenditures	(13,880)	(19,302)	5,422	(28)
Net payoff of (investment in) loans held for investment	160,801	22,728	138,073	608

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$387,109	$593,685	$(206,576)	(35)%
Borrowings of interim warehouse notes payable	—	36,459	(36,459)	(100)
Repayments of interim warehouse notes payable	(119,835)	(26,000)	(93,835)	361
Repayments of notes payable	(120,046)	(29,487)	(90,559)	307
Borrowings of notes payable	196,000	—	196,000	N/A
Payment of contingent consideration	(26,090)	(19,720)	(6,370)	32
Repurchase of common stock	(18,928)	(40,675)	21,747	(53)

The decrease in net cash used in operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The decrease in cash flows used in loan origination activities is primarily attributable to originations outpacing sales by $378.9 million in 2023 compared to $594.5 million in 2022. The decline in the amount of originations in excess of sales was due to a decline in our total origination activity in 2023 compared to 2022. Excluding cash used for the origination and sale of loans, cash flows provided by operating activities were $46.5 million in 2023, down from $127.7 million in 2022. The decrease is primarily the result of a $97.2 million decrease in net income before noncontrolling interests and a $70.0 million increase in cash used for other operating activities, net, partially offset by a $46.2 million net increase in non-cash adjustments for MSRs and amortization and depreciation and a $39.6 million non-cash adjustment for the Apprise revaluation gain in 2022 with no comparable activity in 2023.

The change from net cash used in investing activities in 2022 to net cash provided by investing activities in 2023 was due to (i) a decrease in the purchase of AFS securities, which was impacted by the elevated payoffs of pledged AFS securities leading up to 2022 and no purchases in 2023 as the market interest rates on pledged securities AFS were not substantially higher than the short-term rate earned on uninvested cash due to the inverted yield curve, (ii) a decrease in purchases of equity-method investments, as we made fewer capital contributions in our LIHTC investments and other equity-method investments, (iii) a significant reduction in cash used for acquisitions in 2023 compared to 2022, as we had no acquisitions in 2023, (iv) a decrease in capital expenditures due to elevated capital expenditures in 2022 related to the build out of our new headquarters, and (v) an increase in net payoffs of loans held for investment in 2023 due to (a) contractual maturities and the refinancing of these transitional bridge loans to permanent debt structures and (b) no originations in 2023 as we have shifted away from the Interim Loan Program over the past year to invest in other endeavors.

The decrease in cash provided by financing activities in 2023 was largely attributable to (i) a decrease in net warehouse borrowings due to the aforementioned decrease in loan origination activity, (ii) a decrease in borrowings of interim warehouse notes payable due to the aforementioned reduction in Interim Loan Program loan originations in 2023, (iii) an increase in repayments of interim warehouse notes payable due to the aforementioned maturities and refinancings mentioned above, (iv) an increase in repayments of notes payable, and (v) an increase in the payment of contingent consideration liabilities (“earnouts”), partially offset by (a) an increase in borrowings of notes payable and (b) a decrease in repurchases of common stock. The increase in earnout payments was due to a larger payment in 2023 compared to 2022 for one of our acquisitions. The increase in borrowings of notes payable was due to borrowings under our Incremental Term Loan (defined in Liquidity and Capital Resources below), a portion of which was used to repay notes payable at one of our subsidiaries, resulting in an increase in the repayments of notes payable. The decrease in repurchases of common stock was related to a decrease in the number and value of employee stock vesting events related to previously issued equity grants under our various share-based compensation plans due to both our financial performance and the substantially lower stock price at which these vesting events occurred.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands; except per share data)	2023	2022	Change	Change
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$1,739,332	$3,038,788	$(1,299,456)	(43)%
Freddie Mac	1,072,048	1,885,492	(813,444)	(43)
Ginnie Mae ̶ HUD	86,557	338,054	(251,497)	(74)
Brokered(1)	3,149,457	6,601,244	(3,451,787)	(52)
Total Debt Financing Volume	$6,047,394	$11,863,578	$(5,816,184)	(49)%
Property sales volume	2,508,073	4,993,615	(2,485,542)	(50)
Total Transaction Volume	$8,555,467	$16,857,193	$(8,301,726)	(49)%

Key Performance Metrics:
Net income	$7,050	$36,463	(29,413)	(81)
Adjusted EBITDA(2)	(15,704)	1,302	(17,006)	(1,306)
Operating margin	8%	26%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination fees	0.93%	0.76%
MSR income	0.58	0.47
MSR income, as a percentage of Agency debt financing volume	1.22	1.05

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands; except per share data)	2023	2022	Change	Change
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$5,328,992	$8,955,562	$(3,626,570)	(40)%
Freddie Mac	3,260,672	4,014,375	(753,703)	(19)
Ginnie Mae ̶ HUD	361,929	931,230	(569,301)	(61)
Brokered(1)	8,829,434	21,502,815	(12,673,381)	(59)
Total Debt Financing Volume	$17,781,027	$35,403,982	$(17,622,955)	(50)%
Property sales volume	5,907,138	16,417,367	(10,510,229)	(64)
Total Transaction Volume	$23,688,165	$51,821,349	$(28,133,184)	(54)%

Key Performance Metrics:
Net income	$23,661	$129,824	(106,163)	(82)%
Adjusted EBITDA(2)	(44,725)	32,666	(77,391)	(237)
Operating margin	10%	30%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination fees	0.94%	0.77%
MSR income	0.60	0.45
MSR income, as a percentage of Agency debt financing volume	1.20	1.15
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Origination fees	$56,149	$89,752	$(33,603)	(37)%
MSR Income	35,375	55,291	(19,916)	(36)
Property sales broker fees	16,862	30,308	(13,446)	(44)
Net warehouse interest income (expense), loans held for sale	(2,565)	2,178	(4,743)	(218)
Other revenues	11,875	11,011	864	8
Total revenues	$117,696	$188,540	$(70,844)	(38)

Expenses
Personnel	$97,973	$128,981	$(31,008)	(24)%
Amortization and depreciation	1,137	1,052	85	8
Interest expense on corporate debt	4,874	2,430	2,444	101
Other operating expenses	4,193	6,869	(2,676)	(39)
Total expenses	$108,177	$139,332	$(31,155)	(22)
Income from operations	$9,519	$49,208	$(39,689)	(81)
Income tax expense	2,386	12,468	(10,082)	(81)
Net income before noncontrolling interests	$7,133	$36,740	$(29,607)	(81)
Less: net income (loss) from noncontrolling interests	83	277	(194)	(70)
Net income	$7,050	$36,463	$(29,413)	(81)

FINANCIAL RESULTS – NINE MONTHS

CAPITAL MARKETS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Origination fees	$167,679	$273,660	$(105,981)	(39)%
MSR Income	107,446	159,970	(52,524)	(33)
Property sales broker fees	38,831	100,092	(61,261)	(61)
Net warehouse interest income (expense), loans held for sale	(7,006)	9,415	(16,421)	(174)
Other revenues	40,735	29,838	10,897	37
Total revenues	$347,685	$572,975	$(225,290)	(39)

Expenses
Personnel	$281,502	$372,656	$(91,154)	(24)%
Amortization and depreciation	3,412	2,191	1,221	56
Interest expense on corporate debt	13,870	5,488	8,382	153
Other operating expenses	15,037	19,943	(4,906)	(25)
Total expenses	$313,821	$400,278	$(86,457)	(22)
Income from operations	$33,864	$172,697	$(138,833)	(80)
Income tax expense	8,462	41,878	(33,416)	(80)
Net income before noncontrolling interests	$25,402	$130,819	$(105,417)	(81)
Less: net income (loss) from noncontrolling interests	1,741	995	746	75
Net income	$23,661	$129,824	$(106,163)	(82)

Revenues

Origination fees and MSR income. The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Debt Financing Volume by Product Type	2023	2022	2023	2022
Fannie Mae	29%	25%	30%	25%
Freddie Mac	18	16	18	11
Ginnie Mae ̶ HUD	1	3	2	3
Brokered	52	56	50	61

	For the three months ended		For the nine months ended
	September 30,		September 30,
Mortgage Banking Details (basis points)	2023	2022	2023	2022
Origination Fee Rate (1)	93	76	94	77
Basis Point Change	17		17
Percentage Change	22%		22%
MSR Rate (2)	58	47	60	45
Basis Point Change	11		15
Percentage Change	23%		33%
Agency MSR Rate (3)	122	105	120	115
Basis Point Change	17		5
Percentage Change	16%		4%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.

(3)	MSR Income as a percentage of Agency debt financing volume.

For the three and nine months ended September 30, 2023, the decreases in origination fees were primarily the result of a 49% and 50% decrease in debt financing volume, respectively, partially offset by a 17-basis-point increase in our origination fee rate for both the three and nine-month periods. The increases in the origination fee rate were driven by increases in GSE debt financing volume as a percentage of total debt financing volume as seen above. GSE debt financing volume has higher origination fees than brokered debt financing volume. Additionally, during the nine months ended September 30, 2022, our Fannie Mae debt financing volumes included a $1.9 billion Fannie Mae loan portfolio, for which we received a much lower origination fee than is typical for individual loans.

For the three months ended September 30, 2023, the decrease in MSR income was attributable to a 45% decrease in Agency debt financing volume, partially offset by a 17-basis point increase in the Agency MSR Rate seen above. For the nine months ended September 30, 2023, the decrease in MSR income was attributable to a 36% decrease in Agency debt financing volume, partially offset by a five-basis point increase in the Agency MSR Rate seen above. The increases in the Agency MSR Rate were primarily the result of increases in Fannie Mae debt financing volumes as a percentage of total debt financing volumes. Additionally, we had a $1.9 billion Fannie Mae portfolio that closed in the second quarter of 2022, which had a very low servicing fee rate that is typical of such a portfolio. There was no comparable portfolio in 2023. Our Fannie Mae products have higher weighted-average servicing fee (“WASF”) than our other products.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in debt financing volumes.

Property sales broker fees. For the three and nine months ended September 30, 2023, the decreases in property sales broker fees were driven principally by the 50% and 64% decreases, respectively, in the property sales volumes period over period.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in property sales volume.

Net warehouse interest income (expense). For both the three and nine months ended September 30, 2023, the decreases in net warehouse interest income from a net revenue position in 2022 to a net expense position in 2023 were primarily attributable to an inverted yield curve during much of 2023. Short-term interest rates, upon which we incur interest expense, were higher than the long-term mortgage rates, upon which we earn interest income, during 2023. Partially reducing the negative impact of the inverted yield curve and resulting negative net spreads shown below were the lower average balances of loans held for sale outstanding in 2023 compared to 2022, which were driven by reductions in the number of days loans were held before delivery and lower debt financing volumes.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Net Warehouse Interest Income (Expense) Details (dollars in thousands)	2023	2022	2023	2022
Average LHFS Outstanding Balance	$764,615	$1,325,419	$669,878	$1,338,784
Dollar Change	$(560,804)		$(668,906)
Percentage Change	(42)%		(50)%
LHFS Net Spread (basis points)	(134)	66	(139)	94
Basis Point Change	(200)		(233)
Percentage Change	(303)%		(248)%

Other revenues. For the nine months ended September 30, 2023, the increase was due to a $6.9 million increase in investment banking revenues and smaller increases in various other revenues categories. The increase in investment banking revenues was primarily due to the closing of the largest investment banking advisory transaction in Company history.

Expenses

Personnel. For the three months ended September 30, 2023, the decrease was primarily the result of a $25.2 million decrease in commission costs due to lower origination fees and property sales broker fees noted above, combined with a $6.1 million decrease in salaries and bonuses due to lower headcount and our financial performance. Our lower headcount was due to a workforce reduction undertaken in the second quarter of 2023.

For the nine months ended September 30, 2023, the decrease was primarily the result of an $89.4 million decrease in commission costs due to lower origination fees and property sales broker fees.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. For the three and nine months ended September 30, 2023, the decreases were primarily a result of cost-reduction initiatives across a variety of cost categories, with the most prominent decreases in professional fees and travel and entertainment costs.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$7,050	$36,463	$23,661	$129,824
Income tax expense	2,386	12,468	8,462	41,878
Interest expense on corporate debt	4,874	2,430	13,870	5,488
Amortization and depreciation	1,137	1,052	3,412	2,191
Share-based compensation expense	4,224	4,180	13,316	13,255
MSR Income	(35,375)	(55,291)	(107,446)	(159,970)
Adjusted EBITDA	$(15,704)	$1,302	$(44,725)	$32,666

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$56,149	$89,752	$(33,603)	(37)%
Property sales broker fees	16,862	30,308	(13,446)	(44)
Net warehouse interest income (expense), loans held for sale	(2,565)	2,178	(4,743)	(218)
Other revenues	11,792	10,734	1,058	10
Personnel	(93,749)	(124,801)	31,052	(25)
Other operating expenses	(4,193)	(6,869)	2,676	(39)
Adjusted EBITDA	$(15,704)	$1,302	$(17,006)	(1,306)

ADJUSTED EBITDA – NINE MONTHS

CAPITAL MARKETS

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$167,679	$273,660	$(105,981)	(39)%
Property sales broker fees	38,831	100,092	(61,261)	(61)
Net warehouse interest income (expense), loans held for sale	(7,006)	9,415	(16,421)	(174)
Other revenues	38,994	28,843	10,151	35
Personnel	(268,186)	(359,401)	91,215	(25)
Other operating expenses	(15,037)	(19,943)	4,906	(25)
Adjusted EBITDA	$(44,725)	$32,666	$(77,391)	(237)

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Origination fees decreased due to a decrease in our overall debt financing volume, partially offset by an increase in our origination fee rate. Property sales broker fees decreased as a result of the decline in property sales volumes. Net warehouse interest income (expense) decreased largely due to the inverted yield curve. The decrease in personnel expense was primarily due to decreased commission costs due to the decrease in origination fees and property sales broker fees. Other operating expenses decreased largely as a result of our cost-reduction initiatives.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Origination fees decreased due to a decrease in our overall debt financing volume, partially offset by an increase in our origination fee rate. Property sales broker fees decreased as a result of the decline in property sales volumes. Net warehouse interest income (expense) decreased primarily due to the inverted yield curve. Other revenues increased largely due to increased investment banking revenues. The decrease in personnel expense was primarily due to decreased commission costs due to the decrease in origination fees. Other operating expenses decreased primarily as a result of our cost-reduction initiatives.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(dollars in thousands)	As of September 30,		Dollar	Percentage
Managed Portfolio:	2023	2022	Change	Change
Components of Servicing Portfolio
Fannie Mae	$62,850,853	$58,426,446	$4,424,407	8%
Freddie Mac	38,656,136	37,241,471	1,414,665	4
Ginnie Mae - HUD	10,320,520	9,634,111	686,409	7
Brokered (1)	17,091,925	15,224,581	1,867,344	12
Principal Lending and Investing (2)	40,000	251,815	(211,815)	(84)
Total Servicing Portfolio	$128,959,434	$120,778,424	$8,181,010	7%
Assets under management	17,334,877	17,017,355	317,522	2
Total Managed Portfolio	$146,294,311	$137,795,779	$8,498,532	6%

	For the three months ended
	September 30,		Dollar	Percentage
Key Volume and Performance Metrics:	2023	2022	Change	Change
Equity syndication volume(3)	$54,119	$43,880	$10,239	23%
Principal Lending and Investing debt financing volume(4)	—	62,015	(62,015)	(100)
Net income	45,427	30,923	14,504	47
Adjusted EBITDA(5)	124,849	106,281	18,568	17
Operating margin	41%	31%

	For the nine months ended
	September 30,		Dollar	Percentage
Key Volume and Performance Metrics:	2023	2022	Change	Change
Equity syndication volume(3)	$461,212	$405,170	$56,042	14%
Principal Lending and Investing debt financing volume(4)	—	307,586	(307,586)	(100)
Net income	132,243	92,363	39,880	43
Adjusted EBITDA(5)	346,283	295,888	50,395	17
Operating margin	41%	33%

	As of September 30,
Key Servicing Portfolio Metrics:	2023	2022
Custodial escrow deposit balance (in billions)	$2.8	$3.1
Weighted-average servicing fee rate (basis points)	24.2	24.7
Weighted-average remaining servicing portfolio term (years)	8.4	8.9

	As of September 30,
Components of assets under management (in thousands)	2023	2022
LIHTC	$15,248,530	$14,692,962
Investment funds	1,350,027	1,424,356
Interim Program JV Managed Loans	736,320	900,037
Total assets under management	$17,334,877	$17,017,355
(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.

(4)	For the three months ended September 30, 2022, comprised solely of WDIP separate account originations. For the nine months ended September 30, 2022, includes $86.3 million from the Interim Program JV, $113.6 million from the Interim Loan Program, and $107.7 million from WDIP separate accounts.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Origination fees	$—	$1,106	$(1,106)	(100)%
Servicing fees	79,200	75,975	3,225	4
Investment management fees	13,362	16,301	(2,939)	(18)
Net warehouse interest income (expense), loans held for investment	534	1,802	(1,268)	(70)
Placement fees and other interest income	39,475	17,760	21,715	122
Other revenues	15,569	16,378	(809)	(5)
Total revenues	$148,140	$129,322	$18,818	15

Expenses
Personnel	$17,139	$18,728	$(1,589)	(8)%
Amortization and depreciation	54,375	57,139	(2,764)	(5)
Provision (benefit) for credit losses	421	1,218	(797)	(65)
Interest expense on corporate debt	11,096	6,324	4,772	75
Other operating expenses	5,039	5,237	(198)	(4)
Total expenses	$88,070	$88,646	$(576)	(1)
Income from operations	$60,070	$40,676	$19,394	48
Income tax expense	15,040	10,204	4,836	47
Income before noncontrolling interests	$45,030	$30,472	$14,558	48
Less: net income (loss) from noncontrolling interests	(397)	(451)	54	(12)
Net income	$45,427	$30,923	$14,504	47

FINANCIAL RESULTS – NINE MONTHS

SERVICING & ASSET MANAGEMENT

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Origination fees	$522	$2,113	$(1,591)	(75)%
Servicing fees	232,027	222,916	9,111	4
Investment management fees	44,844	47,345	(2,501)	(5)
Net warehouse interest income (expense), loans held for investment	3,450	4,606	(1,156)	(25)
Placement fees and other interest income	100,636	26,166	74,470	285
Other revenues	42,697	57,624	(14,927)	(26)
Total revenues	$424,176	$360,770	$63,406	18

Expenses
Personnel	$53,669	$53,211	$458	1%
Amortization and depreciation	161,935	170,501	(8,566)	(5)
Provision (benefit) for credit losses	(11,088)	(13,120)	2,032	(15)
Interest expense on corporate debt	31,385	15,388	15,997	104
Other operating expenses	16,465	15,535	930	6
Total expenses	$252,366	$241,515	$10,851	4
Income from operations	$171,810	$119,255	$52,555	44
Income tax expense	42,931	28,919	14,012	48
Income before noncontrolling interests	$128,879	$90,336	$38,543	43
Less: net income (loss) from noncontrolling interests	(3,364)	(2,027)	(1,337)	66
Net income	$132,243	$92,363	$39,880	43

Revenues

Servicing Fees. For the three and nine months ended September 30, 2023, the increases were primarily attributable to increases in the average servicing portfolio period over period as shown below, slightly offset by declines in the average servicing fee rates. The increases in the average servicing portfolio were driven by the $4.4 billion increase in Fannie Mae and the $1.4 billion increase in Freddie Mac loans serviced. The decreases in the average servicing fee rates were the result of decreases in the WASF on our new Fannie Mae debt financing volume over the past year as the volatility in the interest rate environment compressed the spread on our debt financing volume and reduced the servicing fee rates on loans originated in 2023. The WASF on new debt financing volume was lower than the loans paid off in the portfolio over the past year.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Servicing Fees Details (dollars in thousands)	2023	2022	2023	2022
Average Servicing Portfolio	$127,971,088	$119,551,659	$125,741,670	$117,798,975
Dollar Change	$8,419,429		$7,942,695
Percentage Change	7%		7%
Average Servicing Fee (basis points)	24.2	24.8	24.3	24.9
Basis Point Change	(0.6)		(0.6)
Percentage Change	(2)%		(2)%

Placement fees and other interest income. For the three and nine months ended September 30, 2023, the increases were driven primarily by increases in our placement fees on escrow deposits of $21.5 million and $70.4 million, respectively, coupled with increases in interest income from our pledged securities investments of $1.3 million and $4.3 million, respectively. The placement fee rates on escrow deposits increased significantly as a result of the higher short-term interest rate environment in 2023 compared to same period in 2022.

Other Revenues. For the nine months ended September 30, 2023, the decrease was primarily due to a $21.7 million decline in prepayment fees, partially offset by increases in syndication and other miscellaneous fees from our LIHTC operations of $6.0 million. The decrease in prepayment fees was due to the aforementioned reduction in the volume of loans prepaying and the amount of prepayment fees. Syndication fees increased due to the higher volume of capital syndicated into our LIHTC funds.

Expenses

Amortization and Depreciation. For the three and nine months ended September 30, 2023, the decreases were primarily due to reductions in the amortization expense related to write-offs of MSRs due to declines in the prepayment of MSRs, partially offset by increases in the amortization expense of existing MSRs.

Provision (benefit) for credit losses. For both the nine months ended September 30, 2023 and 2022, the benefit for credit losses was primarily attributable to updates to our historical loss rate factor. The updates resulted in the loss data from earlier periods within the historical lookback period falling off and being replaced with a period with significantly lower loss data, resulting in the historical loss rate decreasing by 0.6 basis points for both the nine months ended September 30, 2023 and 2022.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$45,427	$30,923	$132,243	$92,363
Income tax expense	15,040	10,204	42,931	28,919
Interest expense on corporate debt	11,096	6,324	31,385	15,388
Amortization and depreciation	54,375	57,139	161,935	170,501
Provision (benefit) for credit losses	421	1,218	(11,088)	(13,120)
Net write-offs(1)	(2,008)	—	(8,041)	—
Write off of unamortized premium from corporate debt repayment	—	—	(4,420)	—
Share-based compensation expense	498	473	1,338	1,837
Adjusted EBITDA	$124,849	$106,281	$346,283	$295,888
(1)	The net write-off for the nine months ended September 30, 2023 includes the write off of collateral-based reserves related to a loan held for investment.

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$—	$1,106	$(1,106)	(100)%
Servicing fees	79,200	75,975	3,225	4
Investment management fees	13,362	16,301	(2,939)	(18)
Net warehouse interest income (expense), loans held for investment	534	1,802	(1,268)	(70)
Placement fees and other interest income	39,475	17,760	21,715	122
Other revenues	15,966	16,829	(863)	(5)
Personnel	(16,641)	(18,255)	1,614	(9)
Net write-offs	(2,008)	—	(2,008)	N/A
Other operating expenses	(5,039)	(5,237)	198	(4)
Adjusted EBITDA	$124,849	$106,281	$18,568	17

ADJUSTED EBITDA – NINE MONTHS

SERVICING & ASSET MANAGEMENT

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$522	$2,113	$(1,591)	(75)%
Servicing fees	232,027	222,916	9,111	4
Investment management fees	44,844	47,345	(2,501)	(5)
Net warehouse interest income (expense), loans held for investment	3,450	4,606	(1,156)	(25)
Placement fees and other interest income	100,636	26,166	74,470	285
Other revenues	46,061	59,651	(13,590)	(23)
Personnel	(52,331)	(51,374)	(957)	2
Net write-offs(1)	(8,041)	—	(8,041)	N/A
Other operating expenses	(20,885)	(15,535)	(5,350)	34
Adjusted EBITDA	$346,283	$295,888	$50,395	17
(1)	The net write-off for the nine months ended September 30, 2023 includes the write off of collateral-based reserves related to a loan held for investment.

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations, partially offset by a decrease in the average servicing fee rate. Placement fees and other interest income increased primarily due to increases in placement fee rates. Other revenues decreased primarily due to decreases in prepayment fees. Net write-offs increased due to the write-off of a loan held for investment during the second quarter of 2023 and the settlement of a risk-sharing obligation in the third quarter of 2023, with no comparable activity in 2022. For the nine months ended September 30, 2023 only, other operating expenses increased largely due to professional fees and various other expense categories.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Other interest income	$3,525	$369	$3,156	855%
Other revenues	(618)	(2,620)	2,002	(76)
Total revenues	$2,907	$(2,251)	$5,158	(229)

Expenses
Personnel	$21,395	$9,350	$12,045	129%
Amortization and depreciation	1,967	1,655	312	19
Interest expense on corporate debt	1,624	552	1,072	194
Other operating expenses	19,297	21,885	(2,588)	(12)
Total expenses	$44,283	$33,442	$10,841	32
Income (loss) from operations	$(41,376)	$(35,693)	$(5,683)	16
Income tax expense (benefit)	(10,357)	(15,140)	4,783	(32)
Net income (loss)	$(31,019)	$(20,553)	$(10,466)	51

Adjusted EBITDA	$(35,080)	$(32,593)	$(2,487)	8%

FINANCIAL RESULTS – NINE MONTHS

CORPORATE

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Other interest income	$8,674	$517	$8,157	1,578%
Other revenues	(431)	41,641	(42,072)	(101)
Total revenues	$8,243	$42,158	$(33,915)	(80)

Expenses
Personnel	$53,254	$43,741	$9,513	22%
Amortization and depreciation	5,390	4,409	981	22
Interest expense on corporate debt	4,623	1,247	3,376	271
Other operating expenses	51,820	66,922	(15,102)	(23)
Total expenses	$115,087	$116,319	$(1,232)	(1)
Income (loss) from operations	$(106,844)	$(74,161)	$(32,683)	44
Income tax expense (benefit)	(26,698)	(24,302)	(2,396)	10
Net income (loss)	$(80,146)	$(49,859)	$(30,287)	61

Adjusted EBITDA	$(89,017)	$(96,084)	$7,067	(7)%

Revenues

Other interest income. For the three and nine months ended September 30, 2023, the increases were due to increases in the interest rates we earn on our cash deposits held by our corporate segment combined with an increase in the average balance concentrated in interest-earning accounts.

Other revenues. For the three months ended September 30, 2023, the increase was largely due increases in miscellaneous fees and income from equity-method investments.

For the nine months ended September 30, 2023, the decrease was primarily due to the $39.6 million gain from revaluation of previously held equity-method investment, which was a one-time transaction recognized in 2022, and a $5.2 million decrease in income from equity-method investments, partially offset by a $3.3 million increase in revenues from our deferred compensation plan.

Expenses

Personnel. For the three months ended September 30, 2023, the increase was primarily due to a $9.6 million increase in subjective bonus expense and a $1.8 million increase in stock compensation expense. The increases in subjective bonuses and stock compensation were due to a lower bonus and stock compensation expense in the third of quarter of 2022 compared to the third quarter of 2023, resulting from downward adjustments to the annual accruals made in the third quarter of 2022 due to our financial performance for the year-to-date period ended September 30, 2022 and the expected performance for the remainder of 2022.

For the nine months ended September 30, 2023, the increase was primarily the result of a $7.4 million increase in subjective bonuses, a $3.4 million increase in salaries, and a $3.3 million increase in deferred compensation costs, partially offset by a $4.2 million decrease in stock compensation expense as we are accruing performance-based stock compensation at an overall lower rate this year than last. An increase in the corporate average headcount during 2023 was the primary driver for the increased subjective bonus and salaries and benefits expenses. The corporate average headcount for the nine months ended September 30, 2023 does not fully reflect the impact of our workforce reduction that we announced in April and that was effective at the beginning of May.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. For the three and nine months ended September 30, 2023, the decreases were primarily driven by decreases in professional fees, travel and entertainment, and miscellaneous expense categories, partially offset by a small increase in office expenses. Professional fees decreased $2.0 million and $8.2 million for the three and nine months ended September 30, 2023, respectively. The decreases in professional fees were primarily due to elevated professional fees in 2022 related to acquisition costs. Travel and entertainment decreased $0.7 million and $2.4 million for the three and nine months ended September 30, 2023, respectively. Miscellaneous expenses for the three and nine-month periods decreased $1.1 million and $6.5 million, respectively. The decreases in travel and entertainment and miscellaneous expenses were primarily due to our cost-reduction initiatives. Office expenses increased $0.7 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, due primarily to increases in software costs.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net Income (Loss)	$(31,019)	$(20,553)	$(80,146)	$(49,859)
Income tax expense (benefit)	(10,357)	(15,140)	(26,698)	(24,302)
Interest expense on corporate debt	1,624	552	4,623	1,247
Amortization and depreciation	1,967	1,655	5,390	4,409
Share-based compensation expense	2,705	893	7,814	12,062
Gain from revaluation of previously held equity-method investment	—	—	—	(39,641)
Adjusted EBITDA	$(35,080)	$(32,593)	$(89,017)	$(96,084)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Other interest income	$3,525	$369	$3,156	855%
Other revenues	(618)	(2,620)	2,002	(76)
Personnel	(18,690)	(8,457)	(10,233)	121
Other operating expenses	(19,297)	(21,885)	2,588	(12)
Adjusted EBITDA	$(35,080)	$(32,593)	$(2,487)	8

ADJUSTED EBITDA – NINE MONTHS

CORPORATE

	For the nine months ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Other interest income	8,674	517	8,157	1,578%
Other revenues	(431)	2,000	(2,431)	(122)
Personnel	(45,440)	(31,679)	(13,761)	43
Other operating expenses	(51,820)	(66,922)	15,102	(23)
Adjusted EBITDA	$(89,017)	$(96,084)	$7,067	(7)

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Other interest income increased primarily due to an increase in the interest rates on our cash deposits and increased balances. Other revenues increased due to increases in miscellaneous fees and income from equity method investments. The increase in personnel expense was primarily due to lower subjective bonus expense in the third quarter of 2022 than the third quarter of 2023 due to our expected financial performance for 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Other interest income increased primarily due to an increase in interest earned on our cash deposits and increased balances. Other revenues decreased, largely due to a decline in income from equity-method investments. The increase in personnel expense was primarily due to increased subjective bonus and salaries and benefits expense due to an increase in corporate average headcount during 2023. Other operating expenses decreased as a result of a decline in professional fees and other operating expenses as a result of cost-reduction initiatives.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) pay cash dividends; (iii) fund our portion of the equity necessary to support equity-method investments; (iv) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (v) make payments related to earnouts from acquisitions, (vi) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnerships contributions, advances for servicing and loan repurchases and payments for salaries, commissions, and income taxes, and (vii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of September 30, 2023. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of September 30, 2023, the net worth requirement was $301.6 million, and our net worth was $1.0 billion, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2023, we were required to maintain at least $60.0 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2023, we had operational liquidity of $186.4 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.63 per share during the third quarter of 2023, which is 5% higher than the quarterly dividend paid in the third quarter of 2022. On November 8, 2023, the Company’s Board of Directors declared a dividend of $0.63 per share for the fourth quarter of 2023. The dividend will be paid on December 8, 2023 to all holders of record of our restricted and unrestricted common stock as of November 24, 2023.

On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of September 30, 2023, we did not fully fund any loans held for investment, and we funded a de minimis amount of loans held for sale. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2023, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 23, 2023. Through September 30, 2023, we have not repurchased any shares under the 2023 stock repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of September 30, 2023, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $131.0 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2023 collateral requirements as outlined above. As of September 30, 2023, reserve requirements for the September 30, 2023 DUS loan portfolio will require us to fund $79.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2023.

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

On January 12, 2023, we entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an incremental term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan. The Incremental Term Loan bears interest at Adjusted Term SOFR plus 300 basis points and matures on December 16, 2028. We are obligated to make principal payments on the Incremental Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Incremental Term Loan on the last business day of each March, June, September, and December, which began on June 30, 2023. We used approximately $115.9 million of the proceeds to pay off the Alliant note payable principal balance and related accrued interest and other fees of a subsidiary. As of September 30, 2023, the aggregate outstanding principal balance of the original Term Loan and Incremental Term Loan (“Corporate Debt”) was $788.5 million.

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2022 Form 10-K.

The note payable and the warehouse facilities are senior obligations of the Company. As of September 30, 2023, we were in compliance with all covenants related to the Credit Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
(dollars in thousands)	2023	2022
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$53,549,966	$49,241,243
Fannie Mae Modified Risk	9,295,368	9,177,094
Freddie Mac Modified Risk	23,415	23,615
Total risk-sharing servicing portfolio	$62,868,749	$58,441,952

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$5,519	$8,109
Freddie Mac No Risk	38,632,721	37,217,856
GNMA - HUD No Risk	10,320,520	9,634,111
Brokered	17,091,925	15,224,581
Total non-risk-sharing servicing portfolio	$66,050,685	$62,084,657
Total loans serviced for others	$128,919,434	$120,526,609
Interim loans (full risk) servicing portfolio	40,000	251,815
Total servicing portfolio unpaid principal balance	$128,959,434	$120,778,424

Interim Program JV Managed Loans (1)	736,320	900,037

At risk servicing portfolio (2)	$57,857,659	$53,430,615
Maximum exposure to at risk portfolio (3)	11,750,068	10,826,654
Defaulted loans(4)	—	78,203

Defaulted loans as a percentage of the at-risk portfolio	0.00%	0.15%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.05	0.09
Allowance for risk-sharing as a percentage of maximum exposure	0.26	0.46
(1)	As of September 30, 2023 and 2022, this balance consists entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

(3)	Represents the maximum loss we would incur under our risk-sharing obligations if all of the loans we service, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The maximum exposure is not representative of the actual loss we would incur.
(4)	Defaulted loans represent loans in our Fannie Mae at-risk portfolio which are probable of foreclosure or that have foreclosed and for which the Company has recorded a collateral-based reserve (i.e. loans where we have assessed a probable loss). Other loans that have defaulted but not foreclosed or that are not probable of foreclosure are not included here. Additionally, loans that have foreclosed or are probable of foreclosure but are not expected to result in a loss to the Company are not included here.

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

The calculated CECL reserve for the Company’s $57.4 billion at-risk Fannie Mae servicing portfolio as of September 30, 2023 was $31.0 million compared to $39.7 million as of December 31, 2022. The significant decrease in the CECL reserve was principally related to a reduction in our historical loss rate factor, which decreased from 1.2 basis points as of December 31, 2022 to 0.6 basis points as of March 31, 2023 (with no change from March 31, 2023 to September 30, 2023), as a year with significant losses in our 10-year lookback period was replaced with a year with significantly fewer losses.

As of September 30, 2023, no at-risk loans were in default compared to three at-risk loans with an aggregate UPB of $78.2 million as of September 30, 2022. The collateral-based reserve on defaulted loans was zero and $10.8 million as of September 30, 2023 and September 30, 2022, respectively. We had a provision for risk-sharing obligations of $0.6 million for the three months ended September 30, 2023 compared to a provision for risk-sharing obligations of $1.2 million for the three months ended September 30, 2022. We had a benefit for risk-sharing obligations of $11.1 million for the nine months ended September 30, 2023, compared to a benefit for risk-sharing obligations of $13.0 million for the nine months ended September 30, 2022.

We are obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. We have never been required to repurchase a loan; however, in October 2023, we received a repurchase request from each of Freddie Mac and Fannie Mae relating to loans with an outstanding principal balance totaling $24.8 million. We appealed the repurchase request from Freddie Mac and are awaiting a final determination on the appeal. Our appeal request may not be honored, resulting in a repurchase during the fourth quarter of 2023. The repurchase request from Fannie Mae will result in the repurchase of the loan in the first quarter of 2024. Based on the value of the underlying collateral, we do not believe we will realize a material loss for the repurchase of either loan.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of September 30, 2023.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 533 basis points and 308 basis points as of September 30, 2023 and 2022, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

	As of September 30,
Change in annual placement fee revenue due to: (in thousands)	2023	2022
100 basis point increase in EFFR	$28,164	$30,790
100 basis point decrease in EFFR	(28,164)	(30,628)

The borrowing cost of our warehouse facilities used to fund loans held for sale and investments in tax credit equity is based on SOFR. The base SOFR was 531 basis points and 298 basis points as of September 30, 2023 and 2022, respectively. The interest income on our loans held for investment is based on SOFR. The SOFR reset date for loans held for investment is the same date as the SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in Adjusted Term SOFR, based on our warehouse borrowings outstanding at each period end. In the table below, the large decrease in absolute value for 2023 is due to a significant decline in the outstanding Agency Warehouse balances as of September 30, 2023. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of September 30,
Change in annual net warehouse interest income due to: (in thousands)	2023	2022
100 basis point increase in SOFR	$(7,822)	$(23,630)
100 basis point decrease in SOFR	7,822	23,630

Our Corporate Debt is based on Adjusted Term SOFR as of September 30, 2023. In January 2023, our Corporate Debt increased by $200 million. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of September 30, 2023 and September 30, 2022, respectively, based on the note payable balance outstanding at each period end. The Alliant note payable as of September 30, 2022 was a fixed-rate note; therefore, there was no impact to our earnings related to this debt when interest rates change as of September 30, 2022.

	As of September 30,
Change in annual income from operations due to: (in thousands)	2023	2022
100 basis point increase in SOFR	$(7,885)	$(5,955)
100 basis point decrease in SOFR	7,885	5,955

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $43.2 million as of September 30, 2023 compared to $40.6 million as of September 30, 2022. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. If a loan is prepaid prior to the expiration of the prepayment protection period, and the customer is obligated to incur a prepayment premium, our servicing contacts with Fannie Mae and Freddie Mac allow us to receive a portion of the prepayment premium. Our servicing contract with institutional investors and HUD do not require them to provide us with prepayment fees. As of September 30, 2023 and 2022, 90% and 89% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions, respectively. Given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk. As interest rates have risen rapidly over the past 18 months, we have experienced a significant reduction in prepayment activity within our loan servicing portfolio, which in turn has significantly reduced the volume and amount of prepayment premium revenues we receive.

London Interbank Offered Rate (“LIBOR”) Transition

On June 30, 2023, the United Kingdom’s Financial Conduct Authority, the regulator for the administration of LIBOR, stopped publishing LIBOR rates, including the 30-day LIBOR (previously our primary reference rate). All of our legacy GSE LIBOR-based loans transitioned to SOFR effective July 1, 2023, after providing formal notice to all impacted borrowers. All of our debt agreements with our warehouse facilities have transitioned to SOFR as of June 30, 2023.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2023, we purchased ten thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2023, the Company’s Board of Directors approved a share repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2023. During the quarter ended September 30, 2023 we did not repurchase any shares under this share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of September 30, 2023. The following table provides information regarding common stock repurchases for the quarter ended September 30, 2023:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2023	923	$79.09	—	75,000,000
August 1-31, 2023	4,872	90.53	—	75,000,000
September 1-30, 2023	4,205	84.87	—	75,000,000
3rd Quarter	10,000	$87.09	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Amendment No. 6 to Master Repurchase Agreement, dated as of September 12, 2023, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc, and JPMorgan Chase bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023)

10.2

Amendment No. 2 to Amended and Restated Letter, dated as of September 12, 2023, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2023)

10.3	*†	Amendment One to the Walker & Dunlop, Inc, Deferred Compensation Plan
10.4	*	Form of Trust Agreement
31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Walker & Dunlop, Inc.
Date: November 9, 2023	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer