Form 10-K
period 2023-12-31
Walker & Dunlop, Inc.
filed 2024-02-22
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

☒ Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐ If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐ Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1.8 billion as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2023). The Registrant has no non-voting common equity.

As of January 31, 2024, there were 33,521,285 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on or prior to May 1, 2024 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” “us”,  or “our”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

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

Item 1. Business

General

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 69% of refinancing volumes coming from new loans to us and 22% of total transaction volumes coming from new customers for the year ended December 31, 2023.

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

We provide multifamily property sales brokerage and appraisal and valuation services and engage in commercial real estate investment management activities, including a focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication. We engage in the development and preservation of affordable housing projects through joint ventures with real estate developers and the management of funds focused on affordable housing. We provide housing market research and real estate-related investment banking and advisory services, which provide our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country. We also underwrite, service, and asset-manage shorter-term loans on commercial real estate. Most of these shorter-term loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). In the past, some of these shorter-term loans were closed and retained on our balance sheet through our Interim Loan Program (as defined below in Investment Management and Principal Lending and Investing). We are a leader in commercial real estate technology through development and acquisition of technology resources that (i) provide innovative solutions and a better experience for our customers, (ii) allow us to drive efficiencies across our internal processes, and (iii) allow us to accelerate the growth of our small-balance lending business and our appraisal platform, Apprise.

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

Agency Lending

         Fannie Mae—We are one of 25 approved lenders that participate in Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) program for multifamily, manufactured housing communities, student housing, affordable housing, small balance loans, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the program satisfy the underwriting and other eligibility requirements established by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the loan amount at origination, except for rare instances when we negotiate a cap that may be higher or lower for loans with unique attributes. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations” below. Most of the Fannie Mae loans that we originate are sold in the form of a Fannie Mae-guaranteed security to third-party investors. Fannie Mae contracts us to service and asset-manage all loans that we originate under the Fannie Mae DUS program.

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

We review the fundamental value and credit profile of the underlying property, including an analysis of regional economic trends, appraisals of the property, site visits, and reviews of historical and prospective financials. We engage either our Apprise appraisers or third-party vendors are engaged for appraisals and third-party vendors for engineering reports, environmental reports, flood certification reports, zoning reports, and credit reports. We utilize a list of approved third-party vendors for these reports. Each report is reviewed by our underwriting team for accuracy, quality, and comprehensiveness. All third-party vendors are reviewed periodically for the quality of their work and are removed from our list of approved vendors if the quality or timeliness of the reports is below our standards. This is particularly true for engineering and environmental reports on which we rely to make decisions regarding ongoing replacement reserves and environmental matters.

Freddie Mac—We are one of 24 lenders approved as a Freddie Mac lender, where we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable housing, seniors housing loans, and small balance loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under Freddie Mac’s programs, including Freddie Mac Optigo®, we submit our completed loan underwriting package to Freddie Mac and obtain its commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We very rarely have any risk-sharing arrangements on loans we sell to Freddie Mac under its program. Freddie Mac contracts us to service and asset-manage all loans that we originate under its program.

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

Correspondent Network—In addition to our originators, as of December 31, 2023, we had correspondent agreements with 23 independently owned loan originating companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost-effective basis; however, we do not source a material proportion of our total originations from correspondents. In addition to identifying potential borrowers and key principals

(the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principals, and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan. We regularly review our correspondent network to ensure they are meeting our requirements, including ethical standards.

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

We generally fund our Agency loan products through warehouse facility financing and sell them to investors in accordance with the related loan sale commitment, which we obtain concurrent with rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. We earn net warehouse interest income from loans held for sale while they are outstanding equal to the difference between the note rate on the loan and the cost of borrowing of the warehouse facility. Our cost of borrowing frequently can exceed the note rate on the loan, resulting in a net interest expense.

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

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance multifamily lending platform, which involves a high volume of transactions with smaller loan balances. To further this strategy, in 2022, we acquired a Netherlands-based company called GeoPhy to support our small-balance lending platform with data analytics and to further advance our technology development capabilities in this area.

Debt Brokerage

Our mortgage bankers who focus on debt brokerage are engaged by borrowers to work with life insurance companies, banks, and various  other institutional lenders to find the most appropriate debt and/or equity solution for the borrowers’ needs. These financing solutions are then underwritten and funded directly by the lender, and we receive an origination fee from our customer for our services. On occasion, we service the loans after they are originated by the lender.

Property Sales

Through our subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”), we offer property sales brokerage services across the United States to owners and developers of multifamily properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients, and we often are able to provide financing to the purchaser of the properties through our Agency or debt brokerage teams. We have increased the number of property sales brokers and the geographical reach of our investment sales platform over the past several years through hiring and acquisitions and intend to continue this expansion in support of our growth strategy. To further support our growth strategy, over the past several years, we have acquired investment sales brokerage companies and hired property sales brokerage teams to expand the geographical reach and service offerings of our investment sales platform. Our geographical reach now covers many major markets in the United States, and our service offerings now include sales of land, student, senior housing, and affordable properties.

Housing Market Research and Real Estate Investment Banking Services

We own a 75% interest in a subsidiary doing business as Zelman & Associates (“Zelman”). Zelman is a nationally recognized housing market research and investment banking firm that enhances the information we provide to our clients and increases our access to high-quality market insights in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions. Zelman is also a leading independent investment bank providing comprehensive M&A advisory services and capital markets solutions to our clients within the housing and commercial real estate sectors. As part of our growth strategy, we have increased the number of investment bankers to broaden our reach and expertise within the residential housing, building products, multifamily and commercial real estate sectors.

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary, Apprise by Walker & Dunlop (“Apprise”). Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and provides appraisal services to a client list that includes many national commercial real estate lenders. Apprise also provides quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country. Prior to the GeoPhy acquisition, we and GeoPhy each owned a 50% interest in Apprise, and we accounted for the interest as an equity-method investment. Subsequent to the GeoPhy acquisition, Apprise is a wholly-owned subsidiary of Walker & Dunlop. We have increased the number of valuation specialists and the geographical reach of our appraisal platform over the past several years through hiring and recruiting in support of our long-term growth strategy. These hiring and technology efforts have resulted in a substantial increase in our market share of the overall multifamily appraisal market.

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

Our Fannie Mae servicing arrangements generally provide for prepayment protection in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae, we typically do not have similar prepayment protections. For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and guarantee fees for four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we may request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us for these advances within 60 days of the request. Under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD or work out a payment modification for the borrower. For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease, and we may then modify and resell the loan or assign the loan back to HUD and be reimbursed for our advances. We are not obligated to make advances on the loans we service under the Freddie Mac Optigo® program and our bank and life insurance company servicing agreements.

Under the Ginnie Mae program, we are obligated to advance tax and insurance escrow amounts and principal and interest payments on the Ginnie Mae securities until the Ginnie Mae security is fully paid. In the event of a default on a HUD-insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of the principal balance on the loan and approximately 85% of the delinquent interest on the loan, and Ginnie Mae will reimburse the remaining 1% of principal and substantially all of the remaining interest. In certain cases, we may bring the loan current through a modification or partial mortgage insurance claim rather than assigning it to HUD.

As discussed above in Capital Markets – Agency Lending, we have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above, if we do not believe that we are being fully compensated for the risks of the transaction. The full risk-sharing limit has varied over time. Accordingly, loans originated in the past may have been subject to modified risk-sharing at lower levels.

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

Investment Management and Principal Lending and Investing

Investment Management—Through our subsidiary, WDIP, we serve as a private commercial real estate investment advisor focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current regulatory assets under management (“AUM”) of $1.5 billion primarily consist of six sources: Fund III, Fund IV, Fund V, Fund VI, and Fund VII (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

Through joint ventures with an affiliate of Blackstone Mortgage Trust, Inc., WDIP also offers short-term senior secured debt financing products that provide floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funds its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest.

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

Over the past year, we have reduced reliance on our balance sheet and the Interim Loan Program as we shift our strategy for transitional lending toward our investment management platform and our registered investment advisor. In the fourth quarter 2023, we launched a credit fund focused on transitional lending with a large, institutional insurance company. The credit fund focuses on the same core product as the Interim Loan Program and Interim Program JV. The Company underwrites, services, and asset manages all loans originated for the credit fund and has only a 5% co-investment obligation.

Affordable Housing Real Estate Services

We provide affordable housing real estate services through our subsidiary, Walker & Dunlop Affordable Equity (“WDAE”), formerly known as Alliant Capital, Ltd. and its affiliates (“Alliant”). WDAE is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. WDAE serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, WDAE earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that generate LIHTCs. These joint ventures earn developer fees and sale/refinance proceeds from the properties they develop, and we receive the portion of the economic benefits commensurate with its ownership percentage in the joint ventures. Additionally, WDAE also invests with third-party investors (either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are unlikely to keep the properties affordable. Through these preservation funds, WDAE may receive acquisition and asset management fees and will receive a portion of the capital appreciation upon sale through a promote structure.

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

Our Growth Strategy

In 2020, the Company implemented a strategy to reach $2 billion of total annual revenues by the end of 2025 by accomplishing the following milestones: (i) at least $60 billion of annual debt financing volume, (ii) at least $5 billion of annual small balance multifamily debt financing volume, (iii) annual property sales volume of at least $25 billion, (iv) an unpaid principal balance of at least $160 billion in our servicing portfolio, and (v) at least $10 billion of assets under management. We also established several environmental, social, and governance (“ESG”) targets we aim to achieve by December 31, 2025.

The following table summarizes our progress towards these 2025 milestones.

Milestone (in thousands)	2023	2025 Milestone
Revenues	$1,054,440	$2,000,000
Debt financing volume	24,202,859	60,000,000
Small balance lending volume	634,280	5,000,000
Property sales volume	8,784,537	25,000,000
Servicing portfolio	130,471,524	160,000,000
Assets under management	17,321,452	10,000,000

The macroeconomic environment since the middle of 2022, especially related to inflation, higher interest rates, and tighter liquidity, has disrupted the amount and timing of commercial real estate transaction activity. This disruption has led to a significant slowdown in debt financing, small balance lending, and appraisal transactions, as well as a slowdown in property sales activity. This disruption has also caused us to moderate our pace of investment in some areas of our business necessary to fully achieve these goals, including the number of technology professionals, salespeople, and amount of capital invested. While we remain committed to these goals and believe that macroeconomic and industry conditions will recover over the coming years, we may not achieve these milestones. To reach these milestones in 2025, or some later date, we remain focused on the following areas:

●	Grow Debt Financing Volume to $65 billion annually, including $5 billion of annual small balance multifamily lending, with a servicing portfolio of $160 billion by continuing to hire and acquire the best mortgage bankers in the industry, leveraging our brand to continue growing our client base, and leveraging proprietary technology to be more insightful and relevant to our clients. We continue to defend our market share in the multifamily financing market, with a 7.5% share in 2023. The acquisition of GeoPhy has allowed us to begin development of a small balance lending application to enhance our client’s experience and reduce inefficiencies in the underwriting, closing, and servicing processes and enables us to further leverage technology to effectively target potential clients to achieve our goal of $5 billion of annual small-balance multifamily lending. During the past two years, we maintained a large number of bankers and brokers focused on debt financing transactions across the United States to stand ready to capture additional market share as macroeconomic conditions begin to stabilize.
●	Grow Property Sales Volume to $25 billion annually by leveraging the strengths of our current team, growing volumes within our current markets and continuing to build out our brand and footprint nationally by hiring brokers in new geographic markets and brokers who specialize in different multifamily product types. We have added property sales brokers over the past several years, and as of December 31, 2023, have 74 property sales brokers in various regions throughout the United States. We believe the multifamily investment sales market will recover as valuation spreads between buyers and sellers tighten, and market and economic conditions stabilize over the coming years. We continue to compete for market share, leverage our prior acquisitions and recruiting of property sales brokerage professionals to continue developing new product offerings and enter new markets to help achieve our $25 billion property sales goal by 2025, while also increasing our opportunities to finance the properties for which we broker a sale.
●	Establish Investment Management Capabilities with a goal to reach $10 billion in assets under management by building on our existing capabilities and developing new capabilities to meet more of our client’s needs. Although we have already achieved this goal, we will continue to seek to grow our AUM, including in other areas of commercial real estate, as we are routinely asked by our clients to help them raise more complex capital solutions. Our market-leading position in debt financing and the national reach of our property sales platform gives us access to substantial amounts of potential debt, equity, and affordable transactions that are the types of investments our AUM is targeted to address. We will continue to scale our AUM through WDIP and WDAE with a specific focus on raising third-party capital to grow those businesses to meet the diverse capital needs of our clients.
●	Remain a leader in Environmental, Social, and Governance (“ESG”) efforts by increasing the percentage of women and minorities within the ranks of our top earners and senior management, remaining carbon neutral while reducing our emissions intensity, and donating 1% of our annual income from operations to charitable organizations. Details and results of our ongoing

ESG efforts are provided in our annual ESG report on our website. See more discussions about our human capital strategy in the “Human Capital Resources” section below.

Competition

We compete in the commercial real estate services industry. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, CMBS conduits, public and private real estate investment trusts, private equity, investment funds, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A.; CBRE Group, Inc.; Jones Lang LaSalle Incorporated; Marcus & Millichap, Inc.; Eastdil Secured; PNC Real Estate; Northmarq Capital, LLC; Newmark Realty Capital; and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, well-established investment management platforms, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending or deposit relationships with the bank. Through our subsidiary, WDAE, we are the eighth largest LIHTC syndicator in the country. Competitors in this fragmented but highly competitive industry include but are not limited to:  Boston Financial Investment Management, L.P., Raymond James & Associates, Inc., Enterprise Community Partners, Inc., The Richman Group Affordable Housing Corporation, National Equity Fund, Inc., and PNC Real Estate.

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

Requirements of Registered Broker-Dealers

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as a member of the Financial Industry Regulatory Authority (“FINRA”), Zelman is required to follow the various rules and regulations applicable to broker-dealers. These rules and regulations cover, among other things, sales practices, fee arrangements, disclosures to clients, capital adequacy, use and safekeeping of clients’ funds and securities, recordkeeping and reporting and the qualification and conduct of officers, employees and independent contractors. Broker-dealers are subject to periodic inspection and examination by the SEC and FINRA. Should Zelman not meet any of the requirements, Zelman may receive a deficiency letter identifying potential compliance issues that must be addressed and may face enforcement actions if any violations or compliance issues are not resolved.

Human Capital Resources

As of December 31, 2023, we had a total of 1,326 employees, a 9% decrease from the prior year, including a net reduction of five bankers and brokers. This decline was primarily due to a reduction in force announced in April of 2023 that included approximately 8% of our workforce at the time and limited hiring in response to broader economic challenges facing the commercial real estate industry in 2023. None of our employees are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.

Our human capital strategy is to create a valued culture that allows us to attract and retain the very best talent in our industry. We take a people-first approach to culture, working to deliver a trust-based experience that is designed to provide all of our employees with opportunities for support, growth, and advancement throughout their tenure, while being appreciated as individuals and rewarded with competitive pay and benefits. We believe the core values that make up “The Walker Way” represent who we are: an employee base that is driven, caring, collaborative, insightful, and tenacious. We strive to build a great place to work for all employees and to be a leader in diversity, equity, and inclusion (“DE&I”). As of December 31, 2023, we have been recognized in Fortune Magazine’s Great Place to Work’s® Best Workplaces in Financial Services & Insurance seven times, with 93% of our survey respondents having said: “Taking everything into account, I would say this is a great place to work.”

Talent

We aim to recruit, develop, and retain a diverse workforce. All employees take part in our rigorous goal setting, performance review, and 360 feedback program each year. We monitor and evaluate various talent metrics and report to management monthly on hiring, turnover, promotions, and DE&I metrics. The following table summarizes our key human capital metrics over the last two years:

	As of December 31,
Human Capital Metric:	2023	2022
Overall
Voluntary annualized turnover rate	8%	11%
Average tenure (years)	4.7	3.8
Diversity
Percent of women employees	35%	36%
Percent of women employees in management positions (1)	28%	28%
Percent of employees from underrepresented racial/ethnic groups	22%	22%
Percent of employees from underrepresented racial/ethnic groups in management positions (1)	14%	13%
(1)	Defined as Assistant Vice President and above.

We are purposeful in our drive to promote an inclusive workplace, where our employees are engaged and can develop within the Company. As mentioned in the “Our Growth Strategy” section above, we have set ambitious quantitative 2025 goals related to DE&I and tied a portion of our Named Executive Officer’s short-term annual incentive compensation to drive advances toward our longer-term DE&I vision. Additionally, all employees have community standard DE&I. In 2023, we continued executing on the DE&I action plan resulting from COQUAL and Management Leadership for Tomorrow’s (“MLT”) Black Equity at Work audits we conducted in 2021. For the second year, we were awarded MLT’s Bronze certification for our continued progress toward Black Equity at Work and once again achieved MLT’s Hispanic Equity at Work plan approval. Both are milestones on the journey to make comprehensive progress through rigorous, sustained action, ongoing data-driven improvement, and accountability. In 2023, we continued our commitment to making the Company a great place to work by providing greater transparency into compensation practices, providing more talent management resources for managers and creating improved opportunities for recognition and information sharing. Additionally, we are included in the Bloomberg Gender Equality Index, the level and quality of our disclosures surrounding gender equality earned us inclusion for a second time in 2023. Through our DE&I program we sponsor employee resource groups (“ERGs”) including, but not limited to the following:  Women, Black/African American, Latino/a/o/e/x, LGBTQIA+, AAPI, Military/Veterans, Neurodiversity, and Caregivers. Our ERGs provide our employees with community, fostering education, awareness, support, and advocacy.

Health and Safety

We promote the health, safety, and wellness of our employees. We offer various programs to support the well-being of our employees, including a robust wellness program that includes subsidies of up to $150 per month paid to employees for qualifying wellness activities, promoting both physical and mental health. More than half of our employees participate in this program. In 2023, we continued our focus on mental health through numerous employee-focused campaigns and additional training for our people managers. Our flexible working arrangements support employees working two days per week from home, with the ability to exercise more flexibility regarding in-office days and work schedules. We believe our holistic wellness approach keeps the focus on both our culture and commitment to meeting employees’ personal and health needs front and center.

Total Rewards

To attract and retain the very best talent in the industry, we seek to provide a total compensation and benefits package that is highly competitive. We offer competitive wages, health and insurance benefits, paid time off, various leave programs, a service awards program ranging from $2,000 to $25,000 for three to 40 years of service, a 401(k) Company match, wellness benefits, and health savings plans. We benchmark our total rewards programs at least annually and regularly conduct pay equity analyses. In 2023, we engaged a third party to conduct a comprehensive pay benchmarking analysis, as well as contracted with a separate third party to independently audit our pay equity. The studies found that our pay programs are aligned with our intended compensation plan and did not find any racial or gender pay disparities. We also offer paid time off for employees to volunteer in their communities, in addition to Company-sponsored volunteer events, and provide a matching fund program where we match employees’ eligible charitable contributions and/or time spent volunteering up to $2,000. In addition, we support the development and advancement of our employees and provide reimbursements for certain professional certifications and higher education.

In recognition of the role our employees play as stewards of the “Walker Way,” we have historically granted broad-based restricted stock awards to our employees. In December 2020, on the 10-year anniversary of our initial public offering, we granted restricted stock to our employees, excluding senior management. The grant vested ratably over a three-year period, and the final vesting occurred in December 2023.

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

Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Director Responsibilities and Qualifications), Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officer and Senior Financial Officers, Board of Directors’ Committee Charters for the Audit and Risk, Compensation, and Nominating and Corporate Governance Committees, Complaint Procedures for Accounting and Auditing Matters, and the method by which interested parties may contact our Ethics Hotline.

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

In September 2008, the GSEs’ regulator, the Federal Housing Finance Agency (the “FHFA”), placed each GSE into conservatorship. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates and there continues to be discussions regarding the future form of the GSEs, including how long they will continue to exist in their current forms, the extent of their roles in the housing markets and whether or in what form they may exist following conservatorship.

As the primary regulator and the conservator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities. Since 2013, the FHFA has established limits on the volume of new multifamily loans that may be purchased annually by the GSEs (“caps”). In November 2023, the FHFA updated the GSEs’ loan origination caps to $70.0 billion for the four-quarter period beginning January 1, 2024 and ending December 31, 2024. The new caps apply to all multifamily business with limited exclusions. The FHFA also maintained the 50.0% target for the GSEs’ multifamily business to be mission-driven, affordable housing. We cannot predict whether FHFA will implement further regulatory and other policy changes that will modify the GSEs’ multifamily businesses.

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

All of these items discussed above could have a negative impact on our cash flows. Because of the foregoing, a rise in delinquencies could have a material adverse effect on us. Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the unpaid principal balance of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss generally capped at 20% of the original unpaid principal balance of a loan. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. Fannie Mae also requires us to maintain collateral, which may include pledged securities, for our risk-

sharing obligations. As of December 31, 2023, we had pledged securities of $184.1 million as collateral against future losses related to $58.8 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which we refer to as our “at-risk balance.” Fannie Mae collateral requirements may change in the future. As of December 31, 2023, our allowance for risk-sharing as a percentage of the at-risk balance was 0.05%, or $31.6 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. Over the past 10 years, we have settled $15.3 million of risk-sharing losses, or 0.6 basis points of the average at-risk balance. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future actual write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2023, three at-risk loans were in default with an aggregate unpaid principal balance of $27.2 million and an aggregate collateral-based reserve of $2.8 million that had defaulted and are awaiting ultimate disposition. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

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

We require a significant amount of short-term funding capacity to finance Agency loans we originate. As of December 31, 2023, we had $3.9 billion of committed and uncommitted loan funding available through five commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled (“ASAP”) program. Additionally, consistent with industry practice, our existing loan warehouse facilities have terms of one year, and therefore require annual renewal. If a significant number of our committed facilities are reduced, terminated, or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

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

We must make certain representations and warranties concerning each loan originated by us for the Agencies’ programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide, among others, the following representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the Agencies and certain laws and regulations; the underlying mortgage represents a valid lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; there is not any act or omission of which we, in the exercise of reasonable diligence should have been aware; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. We are permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy.

In the event of a breach of any representation or warranty concerning a loan, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from us, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The Agencies could require us to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them, in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited. Our ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. There can be no assurance that we, our employees or third parties will not make mistakes that would subject us to repurchase or indemnification obligations. A significant amount of repurchase or indemnification obligations imposed on us could have a material adverse effect on us and increase our liquidity needs.

We have made various investments that are funded with corporate capital. These investments may involve a greater risk of loss than our traditional real estate lending activities.

We use corporate capital to make investments in (i) joint ventures and other equity method investments, (ii) loans to our LIHTC joint venture development partners, (iii) investments in LIHTC equity funds, (iv) co-investments in funds managed by our registered investment advisor, and (v) loans made by the Interim Loan JV or through the Interim Loan Program. Below we discuss the risks associated with these investments.

(i)	Joint ventures and other equity method investments

We make investments in various joint ventures, including investments in various venture capital funds with a specific focus on identifying and investing in property technology and financial technology companies with a predominant focus on the housing and commercial real estate sectors. We bear the risk that these investments will not be able to generate sufficient cash flows for us to fully recover our capital contributions. These investments are included in Other assets on the Consolidated Balance Sheets.

(ii)	Loans to our LIHTC joint venture partners

To provide capital support to the partners in our LIHTC joint ventures, who are the developers of LIHTC properties, we provide loans to these partners. The funds from these loans are used to prepare a property for development and ultimately to be syndicated into a LIHTC fund. These loans are generally short-term and repaid with proceeds from the operation of the properties, construction loans or permanent loans from third-party sources or proceeds from the sale of equity to LIHTC funds. We face risk that these loans to our joint venture partners may not be repaid if the cash flow from operations is not sufficient to repay the loans, loans from third parties cannot be obtained, the equity in the property is not sold to a LIHTC fund, or the value of the equity in the underlying property is sufficient.

(iii)	Investments in LIHTC equity funds

We acquire interests in tax credit property partnerships for sale to LIHTC investment funds and, at any point in time, the aggregate amount of funds advanced can be material. Recovery of these investments is subject to our ability to attract investors to new investment funds.

(iv)	Interim Loan JV and Interim Loan Program

Under the Interim Loan JV and Interim Loan Program, we offer short-term, floating-rate loans to borrowers seeking to acquire or reposition multifamily properties that do not currently qualify for permanent financing. Such a borrower often has identified a transitional asset that has been under-managed and/or is located in a recovering market. We bear the risk that we may not recover some or all of the loan balance if (i) the borrower does not receive sufficient return on the asset to satisfy the interim loan or (ii) the borrower is unable to obtain permanent financing. Additionally, interim loans may be relatively less liquid due to the nature of the underlying property, which may make them unsuitable for securitization and may be difficult to fully recover the loan amount from sale proceeds. Carrying loans for longer periods of time on our balance sheet exposes us to greater risks of loss than we currently face for loans that are pre-sold or placed with investors, including, without limitation, 100% exposure for defaults and impairment charges, which may adversely affect our profitability.

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

Moreover, other factors may adversely affect the multifamily sector, including general business, economic and market conditions, including rising interest rates or a period of elevated interest rates, inflation, political and geographical instability, fluctuations in the real estate and debt capital markets, changes in government fiscal and monetary policies, regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws, and other unforeseen events. Any or all of these factors could negatively impact the multifamily sector and, as a result, reduce the demand for our products and services. Any such reduction could materially and adversely affect us.

The loss of our Chairman and Chief Executive Officer could result in a material adverse effect on our business and results of operations.

Our future success depends to a significant extent on the continued services of William Walker, our Chairman and Chief Executive Officer. The loss of the services of our Chairman and Chief Executive Officer could have a material adverse effect on our business and results of operations. We maintain “key person” life insurance on Mr. Walker, and the insurance proceeds from such insurance may be insufficient to cover the cost associated with recruiting a new Chief Executive Officer.

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

There is a risk of unfavorable changes to, or elimination of governmental programs that could limit the product offerings of our affordable housing real estate services.

As discussed above under Part I, Item 1. Business “Our Business—Affordable Housing Real Estate Services,” our affordable housing real estate service derives revenue from the syndication of partnership interests in properties eligible for low-income housing tax credits, or LIHTCs. Although the LIHTC programs are a permanent part of the U.S. federal tax code and have historically enjoyed broad political support, Congress could repeal or modify the LIHTC provisions at any time or modify the tax laws so that the value of LIHTC benefits is reduced. If the LIHTC provisions are repealed or adversely modified, the results of operations of our Affordable Housing Real Estate Services would be materially adversely affected.

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

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting systematically important financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We maintain substantially all of our cash and cash equivalents in domestic cash deposits in systematically important financial institutions, which are Federal Deposit Insurance Corporation (“FDIC”) insured banks, and certain of our cash deposits exceed FDIC insurance limits. Market conditions can impact the viability of these institutions, and bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of FDIC insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, or government institutions, or by acquisition in the event of a failure or liquidity crisis.

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

We receive, maintain, and store non-public personal information of our customers. The technology and other controls and processes designed to secure our customer information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We, and our service providers, are regularly subject to and expect to continue to experience cyberattacks that are increasingly sophisticated (including using artificial intelligence), that are often designed to evade detection, and/or that seek to damage or disrupt our network, as well as those of our service providers, and other information systems. Certain of these cyberattacks, including phishing attacks, have resulted in unauthorized access by third parties to information that we receive, maintain and store in the course of our business. Although these cyberattacks have not resulted in material financial impacts or disruptions to our business, given the accelerating scope, sophistication, and frequency of cyberattacks, there can be no assurance that the cybersecurity incidents we have experienced or any future incident will not materially impact our security, operations and financial results. Future cyberattacks, or the perception thereof, could result in a loss of data, operational disruptions, and even lost business and goodwill. Additionally, we could incur significant costs associated with the recovery from a cyber-attack, and these costs may exceed, or the events to which they relate, may be excluded from, coverage under, our cyber insurance.

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

We regularly update our existing information technology systems and install new technologies when deemed necessary and regularly provide employee awareness training around phishing, malware, and other cyber risks and physical security to address the risk of cyber-attacks and other security breaches. However, such preventative measures may not be sufficient to prevent future cyberattacks or a breach of customer information. Additionally, most of our employees work remotely or in a hybrid arrangement and will continue to do so for the foreseeable future. Remote and hybrid working arrangements at our Company (and at many third-party providers) increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. While we have designed our controls and processes to operate in a remote working environment, there is a heightened risk such controls and processes may not detect or prevent unauthorized access to our information systems. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information.

In addition, we need to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, and the State of California adopted the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”). The GDPR, CCPA, and CPRA, among others, impose additional obligations on companies regarding the handling of personal data, provide certain individual privacy rights to persons whose data is stored and create new audit requirements for higher risk data. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks.

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

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2024 for material changes to the above discussion of risk factors.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is guided by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF).  This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are no limited to the following:

●	risk metrics and self-assessments designed to help identify cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	a security team principally responsible for managing: (1) our cybersecurity risk assessment processes, (2) our cybersecurity controls and processes, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our cybersecurity controls and processes;
●	periodic required cybersecurity awareness training of our employees;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for key service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Risk Factors – “If we fail to comply with laws, regulations and market standards regarding the privacy, use, and security of customer information, or if we are the target of a successful cyberattack, we may be subject to legal and regulatory actions and our reputation would be harmed.”

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Risk Committee oversight of cybersecurity risks and the steps that management has taken to monitor and control exposure to such risks.

The Audit and Risk Committee receives quarterly reports from our Chief Information Security Officer (“CISO”) and our Chief Information Officer on our cybersecurity risks and meets in executive session with our CISO following such reports. In addition, management updates the Audit and Risk Committee, as necessary, regarding significant cybersecurity incidents.

The Audit and Risk Committee reports to the full Board regarding its activities, including those related to cybersecurity. In 2023, the full Board also received a presentation from a third-party expert on cybersecurity risks.

Our management team, including our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. In 2023, we established an information technology risk committee comprised of senior managers in our information technology, loan origination, loan servicing, accounting, and legal groups that meet monthly to review information security risks and the development and implementation of policies and procedures and other controls to mitigate cybersecurity and other information security risks. Our CISO provides a report to our management risk committee on the activities of the information technology risk committee, which committee, in turn, reports regularly to the full Board on its activities.

The CISO manages a team of employees, which has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The CISO brings over 30 years of technology, cybersecurity, and risk management experience from the finance and healthcare industries. His work experience includes the design, implementation, and oversight of control and governance frameworks in complex, hybrid-cloud, and data intensive environments operating in highly regulated entities in the financial services and healthcare insurance industries.

Our information security management team is informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our information technology environment.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. As of the close of business on January 31, 2024, there were 23 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

During 2023, our Board of Directors declared, and we paid, four quarterly dividends totaling $2.52 per share. In February 2024, our Board of Directors declared a dividend for the first quarter of 2024 of $0.65 per share, a 3% increase over the dividend declared for the fourth quarter of 2023. We expect to make regular quarterly dividend payments for the foreseeable future.

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

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2018 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2018 in our common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Walker & Dunlop, Inc., the S&P 500 Index
and the S&P 600 Small Cap Financials Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Walker & Dunlop, Inc.
S&P 500
S&P 600 Small Cap Financials

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the quarter and year ended December 31, 2023, we purchased 17 thousand shares and 221 thousand shares, respectively, to satisfy grantee tax withholding obligations on share-vesting events. We announced a share repurchase program in the first quarter of 2023. The repurchase program authorized by our Board of Directors permits us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ending February 22, 2024. We did not purchase any shares under this share repurchase program during 2023. The Company had $75 million of authorized share repurchase capacity remaining as of December 31, 2023. In February 2024, our Board of Directors authorized the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning on February 23, 2024.

The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2023:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	184,824	$92.60	—
2nd Quarter	9,142	$72.37	—
3rd Quarter	10,000	$87.09	—

October 1-31, 2023	2,252	$74.24	—	$75,000,000
November 1-30, 2023	52	65.35	—	75,000,000
December 1-31, 2023	14,711	96.00	—	75,000,000
4th Quarter	17,015	$93.03	—	$75,000,000
Total	220,981		—

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our employee share-based compensation plans, see Part III, Item 12.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K (“10-K”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this 10-K.

Business

Walker & Dunlop, Inc. is a holding company, and we conduct the majority of our operations through Walker & Dunlop, LLC, our primary operating company.

We are one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending and property sales, commercial real estate debt brokerage, and investment management services. We originate, sell, and service a range of multifamily and other commercial real estate financing products to owners and developers of commercial real estate across the country, provide multifamily property sales brokerage and appraisal services in various regions throughout the United States, and engage in commercial real estate and investment management services focused on debt and equity investments on commercial real estate assets and equity investments in affordable housing. We are a leader in commercial real estate technology, developing and acquiring technology resources that (i) provide innovative solutions and a better experience for our customers and (ii) allow us to reach a broader customer base.

Multifamily Lending, Commercial Real Estate Brokerage Services and Property Sales

We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac Optigo lender nationally for Conventional, Seniors Housing, Targeted Affordable Housing and Small Balance Loans, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Fannie Mae recently announced that we ranked as its largest DUS lender in 2023, by loan deliveries, for the fifth consecutive year, and Freddie Mac recently announced that we ranked as its 3rd largest Freddie Mac lender in 2023, by loan deliveries. Our market share with Fannie Mae and Freddie Mac was 11.3% on a combined basis, by loan deliveries in 2023, compared to 12.7% in 2022. Additionally, we were the 5th largest overall lender for HUD in 2023. In spite of the slowdown in our debt financing volumes from 2022 to 2023, the average number of our mortgage bankers decreased by only three bankers during 2023 as we are retaining production talent to capture the expected rebound in debt financing volumes over the coming years.

We fund loans for the Agencies’ programs, generally through warehouse facility financings, and sell them to investors in accordance with the related loan sale commitment, which we obtain at rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility. The sale of the loan is typically completed within 60 days after the loan is closed, and we retain the right to service substantially all of these loans. In cases where we do not fund the loan, we act as a loan broker and service some of the loans. Our mortgage bankers who focus on loan brokerage are engaged by borrowers to work with a variety of institutional lenders to find the most appropriate loan. These loans are then funded directly by the institutional lender, and for those brokered loans we service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are lower than the servicing fees we earn on Agency loans.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $300 million. Accordingly, loans originated in those prior years were subject to risk-sharing at lower levels. Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations.

We retain servicing rights on substantially all the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the placement fees on escrow deposits held on behalf of borrowers, and from other ancillary fees. Servicing fees set at the time an investor agrees to purchase the loan are generally paid monthly for the duration of the loan and are based on the unpaid principal balance of the loan. Our Fannie Mae servicing arrangements generally provide for prepayment protection in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae, we typically do not have similar prepayment protections.

As of December 31, 2023, our servicing portfolio was $130.5 billion, up 6% from December 31, 2022, which was the 10th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s (“MBA”) 2022 year-end survey (the “Survey”). Our servicing portfolio includes $63.7 billion of loans serviced for Fannie Mae and $39.3 billion for Freddie Mac, making us the 1st and 7th largest servicer of Fannie Mae and Freddie Mac multifamily loans in the nation, respectively, according to the Survey. Also included in our servicing portfolio is $10.5 billion of multifamily HUD loans, the 4th largest HUD primary and servicing portfolio in the nation according to the Survey.

Through WDIS, we offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. Our property sales services are offered in various regions throughout the United States and cover many major markets. We have added several property sales brokerage teams over the past few years and continue to seek to add other property sales brokers, with the goal of continuing to expand the depth and number of regions covered by our brokerage services.

Investment Management Services

WDIP, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the Company by growing our investment management platform. WDIP is a registered investment advisor and general partner of private commercial real estate investment funds focused on the management of debt, preferred equity, and mezzanine equity investments through private middle-market commercial real estate funds and separately managed accounts. WDIP’s current AUM of $1.5 billion primarily consist of six sources: Fund III, Fund IV, Fund V, Fund VI, and Fund VII (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fund raising and investment phases. AUM disclosed in this 10-K may differ from regulatory assets under management disclosed on WDIP’s Form ADV.

WDIP typically receives management fees based on limited partner capital commitments, unfunded investment commitments, and funded investments. Additionally, with respect to Fund III, Fund IV, Fund V, Fund VI, and Fund VII, WDIP receives a percentage of the profits above the fund expenses and preferred return specified in the fund offering agreements.

Through WDAE, we are the 8th largest tax credit syndicator in the U.S., and an affordable housing developer through various joint venture partnerships. WDAE is part of our strategy to grow our investment management platform and to strengthen our position in the affordable housing debt, equity, and property sales sector. WDAE manages $15.1 billion of affordable AUM and has an established tax syndication and affordable housing development platform from which we earn investment management, syndication, and other LIHTC related fees.

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

During the year ended December 31, 2023, we did not originate any interim loans through the Interim Program JV or our Interim Loan Program. During the year ended December 31, 2022, $86.3 million of the $339.1 million of interim loan originations were executed through the Interim Program JV, with all the activity coming in the first half of the year. As of December 31, 2023 and 2022, we asset-managed $710.0 million and $892.8 million, respectively, of interim loans on behalf of the Interim Program JV.

We originate and hold the Interim Loan Program loans for investment, which are included on our balance sheet. During the time that these loans are outstanding, we assume the full risk of loss. As of December 31, 2023, we had two loans held for investment under the Interim Loan Program with an aggregate outstanding unpaid principal balance of $40.1 million.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale. The fair value at loan sale (“MSR”) is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, earnings on escrow accounts (placement fees), prepayment speeds, and servicing costs, are discounted using a discounted cash flow model at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs were between 8-14% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for MSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. The estimated net cash flows also include cash flows related to the future earnings on the escrow accounts associated with servicing the loans. We include a servicing cost assumption to account for our expected costs to service a loan. The estimated earnings rate on escrow accounts associated with servicing the loan increases estimated cash flows, and the estimated future cost to service the loan decreases estimated future cash flows. The servicing cost assumption has had a de minimis impact on the estimate historically. We record an individual MSR asset (or liability) for each loan at loan sale.

The assumptions used to estimate the fair value of capitalized MSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have observed limited variation or change in the assumptions historically and do not expect to observe significant changes in the foreseeable future, including the assumption that most significantly impacts the estimate: the discount rate. We actively monitor the assumptions used and make adjustments when market conditions change, or other factors indicate such adjustments are warranted. Over the past three years, we have adjusted the earnings on escrow accounts assumption several times to reflect the current and expected future earnings rate projected for the life of the MSR as the interest rate environment has experienced significant volatility over the past several years. Additionally, we adjusted the discount rate at the beginning of 2021 to mirror changes observed from market participants. A 100-basis point change in the discount rate would increase or decrease the capitalized MSRs for the year ended December 31, 2023 by 3%. A 200-basis point change in the discount rate would increase or decrease the capitalized MSRs for the year ended December 31, 2023 by 6%. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Subsequent to loan origination, the carrying value of the MSR is amortized over the expected life of the loan. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis, primarily for financial statement disclosure purposes. Changes in our discount rate assumptions on existing and outstanding MSRs may materially impact the fair value of the MSRs disclosure (NOTE 3 of the consolidated financial statements details the portfolio-level impact of a change in the discount rate).

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio using the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below. We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on generally available economic and unemployment forecasts and a blended loss rate from historical periods that we believe reflect the forecasts. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period has been updated to reflect our expectations of the economic conditions over the coming year in relation to the historical period. For example, in the first quarter of 2023, we updated the loss rate used in the forecast period from 2.1 basis points to 2.3 basis points, and from 2.3 basis points to 2.4 basis points in the fourth quarter of 2023. These changes resulted in our forecast-period loss rate increasing from 1.8 times to 4.0 times the historical loss rate factor to reflect our current expectations of the evolving and uncertain macroeconomic conditions facing the multifamily sector. We made multiple revisions to the loss rate used in the forecast period in the past, and those changes have significantly impacted the CECL reserve.

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

The weighted-average annual loss rate is currently calculated using a 10-year look-back period, utilizing the average portfolio balance and settled losses for each year. The 10-year lookback period is intended to capture sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling 10-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to fall off and as new loss data are added. For example, in the first quarter of 2023, loss data from earlier periods in the look-back period with significantly higher losses fell off and were replaced with more recent loss data, resulting in the weighted-average historical annual loss rate changing from 1.2 basis points to 0.6 basis points. Based on our historical loss data, our historical loss rate will decrease again in 2024, which may result in lower CECL reserves.

NOTE 4 of the consolidated financial statements outlines adjustments made in the loss rates used to account for the expected economic conditions as of a given period and the related impact on the CECL reserve.

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

We actively monitor the judgments and assumptions used in our Allowance for Risk-Sharing Obligation estimate and make adjustments to those assumptions when market conditions change, or when other factors indicate such adjustments are warranted. We believe the level of Allowance for Risk-Sharing Obligation is appropriate based on our expectations of future market conditions; however, changes in one or more of the judgments or assumptions used above could have a significant impact on the reserve. For example, a 10% change in the forecasted loss rate as of December 31, 2023 would have increased or decreased the allowance for risk-sharing obligations by 6%. A 20% change in the forecasted loss rate as of December 31, 2023 would have increased or decreased the allowance for risk-sharing obligations by 13%. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

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

The determination of the fair value of contingent consideration liabilities requires significant management judgment and unobservable inputs to (i) determine forecasts and scenarios of future revenues, net cash flows and certain other performance metrics, (ii) assign a probability of achievement for the forecasts and scenarios, and (iii) select a discount rate. A Monte Carlo simulation analysis is used to determine many iterations of potential fair values. The average of these iterations is then used to determine the estimated fair value. We typically obtain the assistance of third-party valuation specialists to assist with the fair value estimation. The probability of the earnout achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty. Changes to the aforementioned inputs impact the estimate; for example, in the fourth quarter of 2022, we recorded a net $13.5 million reduction to the fair value of our contingent consideration liabilities based primarily on revised management forecasts of the financial performance of the entities over the remaining earnout period. During 2023, we recorded a reduction of $62.5 million to the fair value of our contingent consideration liabilities based on revised management forecasts, scenarios, and other valuation inputs (NOTE 7 of the consolidated financial statements details changes in the estimate over the past two years). The $62.5 million reduction related to the contingent consideration liability for the GeoPhy assessment acquisition. A change of 10% in the cash flows used for the GeoPhy contingent consideration liability assessment as of December 31, 2023 would have increased or decreased the expected payout by 6%. An increase of 20% in the cash flows used for the GeoPhy contingent consideration liability assessment as of December 31, 2023 would have increased the expected payout by 38%. A decrease of 20% in the cash flows used for the GeoPhy contingent consideration liability assessment as of December 31, 2023 would have decreased the expected payout by 13%. The difference between the percent increase and the percent decrease for a 20% change in the cash flows is due to the structure of and the thresholds in the earnout. Changes in the cash flows for the contingent consideration liabilities associated with other acquisitions would have resulted in immaterial changes in the fair values of those contingent consideration liabilities. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

The aggregate fair value of our contingent consideration liabilities as of December 31, 2023 was $113.5 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of December 31, 2023 was $292.9 million. In 2022 and 2021, we made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams. The earnouts completed prior to 2021 involved businesses that operated in our core debt financing business and involved substantially smaller amounts of contingent consideration as compared to the two aforementioned acquisitions.

Goodwill. As of December 31, 2023 and 2022, goodwill was $901.7 million and $959.7 million, respectively. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually on October 1. Between the annual evaluation time, we will perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. A 10% change in the cash flows used for the goodwill assessment over these two reporting units would have increased or decreased the goodwill impairment recognized by 29%. A 20% change in the cash flows used for the goodwill assessment over these two reporting units would have increased or decreased the goodwill impairment recognized by 58%. A 100 basis-point change in the discount rate used for the goodwill assessment over these two reporting units would have increased or decreased the goodwill impairment recognized by 21%. A 200 basis-point change in the discount rate used for the goodwill assessment over these two reporting units would have increased or decreased the goodwill impairment recognized by 39%. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Due to the sustained challenging macroeconomic conditions resulting from the rapidly increasing interest rate environment that has impacted the multifamily market, our projected cash flows for two reporting units declined, resulting in goodwill impairment during 2023 of $62.0 million or 6.4% of the goodwill balance outstanding at the time. We attributed this goodwill impairment to the two reporting units to which the GeoPhy operations and goodwill are assigned, both of which are components of the Capital Markets segment. The remaining goodwill assigned to these two reporting units as of December 31, 2023 was $156.0 million. As of December 31, 2023, our assessment of the remaining goodwill at each of our other reporting units, totaling $745.7 million, indicates they are not impaired (NOTE 7 of the consolidated financial statements details changes the in goodwill balance).

Overview of Current Business Environment

Higher and volatile interest rates continue to disrupt many sectors of the capital markets, causing significant volatility and uncertainty, including: (a) disruption in the commercial real estate lending and transactions market, (b) volatility in pricing of commercial real estate assets, (c) challenges in the banking sector which are significantly constraining the supply of capital, and (d) uncertainty amongst owners, operators, and developers of commercial real estate assets. Due to the disruption and uncertainties, our total transaction volumes decreased 48% from the year ended December 31, 2023, with the largest decreases in our debt brokerage (55%) and multifamily property sales (55%) executions. The decrease in total transaction volumes also included a decrease in our GSE lending (29%) and HUD originations (39%).

To combat the high rate of inflation over the past two years the Federal Reserve increased its target Federal Funds Rate by 5.25% since March 2022, with its last rate increase following its July 2023 meeting, establishing a target range of 5.25% to 5.50% as of December 31, 2023. Following its December 2023 meeting, the Federal Reserve signaled the end of rate increases in its policy statement, while also stating rates could remain at elevated levels for the foreseeable future as it evaluates the impact of these rates on the inflation rate and on changing economic conditions. The actions of the Federal Reserve resulted in an increase in medium to long-term mortgage interest rates, which form the basis of most of our lending. The increase in the Federal Funds Rate has increased our placement fee revenue on escrow deposits and cash and cash equivalents but also increased our borrowing costs for both our warehouse lines and corporate debt.

During 2023, and partially due to the higher interest rate environment, Silicon Valley Bank, Signature Bank, and First Republic Bank failed. These represented three of the largest bank failures in U.S. history. This caused a significant disruption to the regional banking sector, which typically supplies capital at the local level to developers and owner-operators of commercial real estate—amid concerns of broader weakness and the potential for future failures within the regional banking sector. In addition, larger systemically important financial institutions increased reserves for expected losses in their commercial real estate portfolios while simultaneously preserving capital to pass more stringent stress test regulations. While the banking system remains sound and resilient, the net effect of these changes in the banking sector was a significant reduction in liquidity available to the commercial real estate sector for much of 2023, which adversely impacted overall transaction activity.

The rapid and sustained rise in medium to long-term interest rates, coupled with the turmoil in the banking sector, negatively impacted certain of our products and offerings more than others, with property sales volumes and debt brokerage executions in non-multifamily asset classes being impacted the most during the year, as banks and other third-party capital sources reduced their lending activities significantly and increased capital reserves. The non-bank multifamily lending market is forecasted by the Mortgage Bankers Association (“MBA”) to have decreased from $480 billion in 2022 to $271 billion in 2023, a decrease of 44%. While the GSEs remained the predominant source of capital to the multifamily sector, lending $101 billion of capital in 2023, that represented a decline of 29% compared to 2022, as overall demand for new loans was down sharply as the market adjusted to the challenging macroeconomic environment. We expect the GSEs’ lending terms to remain competitive and supply much needed countercyclical capital to the multifamily sector going into 2024, but the demand for that capital remains uncertain as the broader macroeconomic environment continues to adjust. As the second largest GSE multifamily lender by volume in 2023, we remain well positioned to originate loans for the GSEs. In addition to lower transaction volumes, as interest rates increased rapidly, and liquidity in the capital markets tightened, we have experienced declines in credit spreads on GSE loans we originate to offset a portion of the interest rate increases on the total cost of borrowing. This has resulted in lower average servicing fees on our new GSE lending over the past year, and we do not anticipate that changing in the near term.

The FHFA establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2023, the FHFA established Fannie Mae’s and Freddie Mac’s 2024 loan origination caps at $70 billion each for all multifamily business, a 7% decrease from the 2023 caps, but a 39% increase over actual combined 2023 lending volumes for the GSEs. During 2023, Fannie Mae and Freddie Mac had multifamily originations volume of $53 billion and $48 billion, respectively, down 24% and 34%, respectively, from 2022. The decline in the GSEs’ origination volumes was primarily driven by the aforementioned challenging macroeconomic conditions in 2023. The MBA is forecasting the multifamily lending market to increase to $339 billion in 2024, so the decrease to the GSEs’ lending caps in 2024 is not expected to have a material impact on the competitiveness of either Fannie Mae or Freddie Mac, as they are expected to have sufficient capital to meet market demand under that forecasted scenario.

Despite the higher interest rate environment and declines in commercial real estate lending and property sales, macroeconomic conditions impacting multifamily property fundamentals remained healthy throughout 2023, with the national unemployment rate remaining low at 3.7% as of December 2023. According to RealPage, a provider of commercial real estate data and analytics, vacancies have risen from their historical low of 2.4% in February 2022 and stabilized at 5.8% as of December 2023. The recent historically low vacancy rates were largely considered to be unsustainable from a long-term perspective, and the current vacancy rate represents a return to normal that matches the pre-pandemic decade-long average. A record number of new multifamily properties were completed in 2023, with the majority of those completions concentrated in sunbelt markets, with an even greater number expected to be completed in 2024. However, completions are expected to decrease significantly thereafter, as new starts have stalled in 2023 as a result of the liquidity and macroeconomic challenges. In the short-term, rent growth is expected to face downward pressure, while occupancy rates are also expected to face upward pressure as new supply is absorbed. Despite the increase in vacancies and the short-term increase in supply of multifamily units, national rent growth remains flat to slightly positive indicating continued healthy demand for multifamily units. Meanwhile in certain sunbelt markets, rent growth is beginning to trend negative in the low single-digits as the new supply in those markets is being absorbed.

Our multifamily property sales volumes decreased 55% for the year ended December 31, 2023. We continue to compete for market share in the multifamily property sales sector, as customers increasingly look to experienced brokers to maximize value in this uncertain environment. Long term, we believe the market fundamentals will continue to be positive for multifamily properties, and we saw an increase in assets brought to market in the second half of the year, as evidenced by the 70% decline for the six months ended June 30, 2023 compared to the 55% decline for the year. Over the last several years, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in many geographical areas. Consequently, the fundamentals of multifamily assets remain healthy, and we expect that market demand for multifamily assets in the long-term will return as this asset class remains an attractive investment option.

Our debt brokerage platform had lower volumes in 2023 compared to 2022 due to the volatile interest rate environment and constrained supply of capital from banks, securitization markets, and other specialty finance lenders. As the interest rate environment and banking sector begin to stabilize, we expect and have seen capital slowly return to the market, as evidenced by the 62% decline in year-to-date volumes for the six months ended June 30, 2023 compared to a 55% decline for the year ended December 30, 2023.

As noted above, our debt financing operations with HUD declined compared to 2022. The decline in HUD volumes was due to the ongoing high interest-rate environment discussed above more acutely impacted the HUD product given the longer lead times associated with HUD executions.

We entered into the Interim Program JV to expand our capacity to originate Interim Program loans beyond the use of our own balance sheet. Demand for transitional lending was strong prior to 2023, and drove increased competition from lenders, specifically banks, private debt funds, mortgage real estate investment trusts, and life insurance companies. Many transitional loans were originated and leveraged through collateralized loan obligations (“CLOs”), in 2021 and 2022, particularly in the sunbelt region, and a substantial amount of CLO loans originated during 2021 and 2022 are scheduled to mature in 2024 and 2025. Since the Federal Reserve began increasing interest rates, the supply of capital to transitional lending decreased substantially due to constraints in lending from banks, as well as tightening credit standards for transitional assets, and our lending activity through both our balance sheet and the Interim Program JV also slowed. In light of challenging macroeconomic conditions, higher interest rates and declining fundamentals within parts of the sunbelt region, many of the maturing CLO loans are delinquent.

Over the past year, we reduced our reliance on our balance sheet and Interim Program JV as we shift our strategy for transitional lending toward our investment management platform and our registered investment advisor, WDIP. Given the increased distress in the transitional lending market, particularly within CLOs, we have been actively raising capital to meet the potential market demand as those loans mature in 2024 and 2025. We launched our first credit fund through WDIP in the fourth quarter of 2023, raising $150 million of capital from a large life insurance company, that when levered will allow WDIP to supply over half a billion dollars to the transitional multifamily lending market. The credit fund focuses on the same core product as the Interim Loan Program and Interim Program JV. WDIP underwrites, services and asset manages all loans originated for the credit fund, and the Company has only a 5% co-investment obligation.

We provide alternative investment management services focused on the affordable housing sector through LIHTC syndication, joint venture development, and community preservation fund management through our subsidiary, WDAE. We are the eighth largest LIHTC syndicator. We continue to approach the affordable housing space with a combined LIHTC syndication and affordable housing service offering that we believe will generate significant long-term financing, property sales, and syndication opportunities. Additionally, as part of FHFA’s 2024 loan origination caps of $140 billion announced in November 2023, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. Additionally, in 2023 LIHTC vacancy continued to decline, indicating strong demand for affordable housing. We expect these initiatives coupled with the continued demand will create additional growth opportunities for both WDAE and our debt financing and property sales teams focused on affordable housing, as evidenced by the $688 million of equity syndicated by WDAE for the year ended December 31, 2023, the strongest year of syndicated equity ever for WDAE.

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

●	Performance of Multifamily and Other Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, particularly multifamily, which are sensitive to long-term mortgage interest rates and other macroeconomic conditions and the continued existence of the GSEs. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, transaction volumes, and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations.

●	The Level of Losses from Fannie Mae Risk-Sharing Obligations. Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss generally capped at 20% of the loan’s unpaid principal balance on the origination date. As a result, a rise in defaults on loans in our at-risk portfolio could have a material adverse effect on us, including our profitability and liquidity.

●	The Price of Loans in the Secondary Market. Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

●	Market for Servicing Commercial Real Estate Loans. Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-sharing obligations we undertake. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results immediately and over time.

●	The Overall Loan Origination Mix. The loan product mix we originate can significantly impact our overall operating results. For example, an increase in loan origination volume for our two highest-margin products, Fannie Mae and HUD loans, without a change in total loan origination volume would increase our overall profitability, while a decrease in the loan origination volume of these two products without a change in total loan origination volume would decrease our overall profitability, all else being equal.

●	The Affordable Housing Market. The profitability of our LIHTC operations is impacted by the demand for and the financial performance of the affordable housing market and the continued existence of income tax credits for these properties. For example, we earn syndication fees based on new funds we are able to syndicate for investors and asset management fees based on performance of the underlying LIHTC properties and dispositions of these properties. Strong demand for LIHTC properties typically results in opportunities for syndication of LIHTC funds and high prices for dispositions.

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

Brokered loans tend to have lower origination fees because they often require less time to execute, there is more competition for brokerage assignments, and because the borrower will also have to pay an origination fee to the institutional lender. Loan origination fee revenue for brokered loans is recognized when we have completed the services for the loan to be originated by the institutional lender.

Premiums received on the sale of a loan result when a loan is sold to an investor for more than its face value. There are various reasons investors may pay a premium when purchasing a loan. For example, the fixed rate on the loan may be higher than the rate of return required by an investor or the characteristics of a particular loan may be desirable to an investor. We do not receive premiums on brokered loans, since we do not originate the loan.

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

The “Critical Accounting Estimates” section above and NOTE 2 of the consolidated financial statements provide additional details of the accounting for these revenues.

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

Our servicing fees on loans we originate provide a stable revenue stream. They are based on contractual terms, are earned over the life of the loan, and are generally not subject to significant prepayment risk. Our Fannie Mae and Freddie Mac servicing agreements generally provide for prepayment fees in the event of a voluntary prepayment. Accordingly, we currently do not hedge our servicing portfolio for prepayment risk. Any prepayment fees received are included in Other revenues.

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

Investment Management Fees. We manage invested capital from third-party investors through an investment fund structure. The capital placed into the investment fund is utilized to make investments in multifamily investment opportunities, primarily as equity in market-rate or LIHTC-generating multifamily properties. Additionally, we may utilize the capital to fund debt financing opportunities through certain investment funds. We earn an investment management or asset management fee based on a contractual percentage of the invested capital. For market-rate investments, we earn and collect the investment management fees through the returns of the investment funds. For LIHTC investments, we collect the asset management fees (“AMF”) through the combination of current payments and asset dispositions. NOTE 2 of the consolidated financial statements provides additional details of the accounting for AMF revenues.

Net Warehouse Interest Income (Expense)—We earn warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of our loans is financed with matched borrowings under one of our warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with our own cash. Occasionally, we also fully fund a small number of loans held for sale or loans held for investment with our own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid.

Placement Fees and Other Interest Income.  We earn fee income on property-level escrow deposits held on behalf of borrowers in our servicing portfolio, generally based on a fixed or variable placement fee negotiated with the financial institutions that hold the escrow deposits. Placement fees reflect the fees net of interest paid to the borrower, if required. Also included with placement fees and other interest income are interest earnings from our cash and cash equivalents and interest income earned on our pledged securities and other investments.

Other Revenues.  Other revenues are comprised of fees for processing loan assumptions, prepayment fee income, application fees,  appraisal revenues, income from equity-method investments, syndication, and certain other revenues from our LIHTC operations, and other miscellaneous revenues related to our operations.

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

Amortization and depreciation also includes the amortization of intangible assets, principally related to the amortization of asset management fee contracts, research subscription contracts, intellectual property, and other intangible assets recognized in connection with acquisitions. For the years presented in the Consolidated Statements of Income, the amortization of intangible assets relates primarily to intangible assets associated with our acquisitions in 2021 and 2022.

Provision (Benefit) for Credit Losses.  The provision (benefit) for credit losses consists primarily of the provision associated with our risk-sharing loans. The provision (benefit) for credit losses associated with risk-sharing loans is estimated on a collective basis when a loan is sold to Fannie Mae and is based on our current expected credit losses on the current portfolio from loan sale to maturity. When a loan is probable of default, the loan is taken out of the collective evaluation and individually evaluated for credit losses. Our estimates of property fair value are based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value.

The “Critical Accounting Estimates” section above and NOTE 2 of the consolidated financial statements provide additional details of the accounting for this expense.

Interest Expense on Corporate Debt.  Interest expense on corporate debt includes interest expense incurred and amortization of debt discount and deferred debt issuance costs primarily related to our term loan and incremental term loan.

Goodwill Impairment. Goodwill impairment is the write-down of our goodwill balance resulting from either our annual impairment testing or our quarterly evaluations of recoverability.

The “Critical Accounting Estimates” section above and NOTE 2 of the consolidated financial statements provide additional details of the accounting for this expense.

Fair Value Adjustments to Contingent Consideration Liabilities. Fair value adjustments to our contingent consideration liabilities are the adjustments to the estimated fair value of our contingent consideration liabilities remeasured at the end of each reporting period. As noted below, the accretion of contingent consideration liabilities is included in other operating expenses.

The “Critical Accounting Estimates” section above and NOTE 8 of the consolidated financial statements provide additional details of the accounting for this expense.

Other Operating Expenses.  Other operating expenses include facilities costs, travel and entertainment costs, marketing costs, professional fees, losses on debt extinguishment, accretion of contingent consideration liabilities, corporate insurance premiums, software costs, and other general and administrative expenses.

Income Tax Expense.  The Company is a C-corporation subject to federal, state, and international corporate tax. Our estimated combined statutory federal, state, and international tax rate was 26.1%, 26.1%, and 25.7% for the years ended December 31, 2023, 2022, and 2021, respectively. Except for the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income amongst the various states where we are subject to taxation since our foreign operations are (i) immaterial and (ii) taxed at a rate similar to our blended federal and state tax rate. Absent additional significant legislative changes to statutory tax rates (particularly the federal tax rate), we expect low deviation from the 2023 combined statutory tax rate for future years. However, we do expect some variability in the effective tax rate going forward due to excess tax benefits recognized and limitations on the deductibility of certain book expenses as a result of Tax Reform, primarily related to executive compensation.

Consolidated Results of Operations

The following is a discussion of the comparison of our results of operations for the years ended December 31, 2023 and 2022. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Discussions of our results of operations and comparisons between 2022 and 2021 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K for the year ended December 31, 2022.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the year ended December 31,
(dollars in thousands)	2023	2022
Transaction Volume:
Components of Debt Financing Volume
Total Debt Financing Volume	$24,202,859	$43,605,984
Property Sales Volume	8,784,537	19,732,654
Total Transaction Volume	$32,987,396	$63,338,638

Key Performance Metrics:
Operating margin	13%	21%
Return on equity	6	13
Walker & Dunlop net income	$107,357	$213,820
Adjusted EBITDA(1)	300,123	325,095
Diluted EPS	3.18	6.36

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	49%	48%
Other operating expenses	11	10

	As of December 31,
Managed Portfolio:	2023	2022
Total Servicing Portfolio	$130,471,524	$123,133,855
Assets under management	17,321,452	16,748,449
Total Managed Portfolio	$147,792,976	$139,882,304
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table presents a year-over-year comparison of our financial results for the years ended December 31, 2023 and 2022.

FINANCIAL RESULTS –2023 COMPARED TO

2022 CONSOLIDATED

	December 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$234,409	$348,007	$(113,598)	(33)%
Fair value of expected net cash flows from servicing, net	141,917	191,760	(49,843)	(26)
Servicing fees	311,914	300,191	11,723	4
Property sales broker fees	53,966	120,582	(66,616)	(55)
Investment management fees	45,381	71,931	(26,550)	(37)
Net warehouse interest income (expense)	(5,633)	15,777	(21,410)	(136)
Placement fees and other interest income	154,520	52,830	101,690	192
Other revenues	117,966	157,675	(39,709)	(25)
Total revenues	$1,054,440	$1,258,753	$(204,313)	(16)

Expenses
Personnel	$514,290	$607,366	$(93,076)	(15)%
Amortization and depreciation	226,752	235,031	(8,279)	(4)
Provision (benefit) for credit losses	(10,452)	(11,978)	1,526	(13)
Interest expense on corporate debt	68,476	34,233	34,243	100
Goodwill impairment	62,000	—	62,000	N/A
Fair value adjustments to contingent consideration liabilities	(62,500)	(13,512)	(48,988)	363
Other operating expenses	117,677	142,648	(24,971)	(18)
Total expenses	$916,243	$993,788	$(77,545)	(8)
Income from operations	$138,197	$264,965	$(126,768)	(48)
Income tax expense	35,026	56,034	(21,008)	(37)
Net income before noncontrolling interests	$103,171	$208,931	$(105,760)	(51)
Less: net income (loss) from noncontrolling interests	(4,186)	(4,889)	703	(14)
Walker & Dunlop net income	$107,357	$213,820	$(106,463)	(50)

Overview

The decrease in revenues was driven by decreases in loan origination and debt brokerage fees, net (“origination fees”), fair value of expected net cash flows from servicing, net (“MSR income”), property sales broker fees, investment management fees, net warehouse interest income (expense), and other revenues, partially offset by increases in servicing fees and placement fees and other interest income. Origination fees and MSR income decreased largely as a result of a 45% decline in overall debt financing volume. Property sales broker fees decreased primarily due to a 55% decline in property sales volume. Investment management fees decreased largely as a result of a decline in AMF revenue from our LIHTC operations due to challenging market conditions. Net warehouse interest income (expense) decreased from a net revenue position in 2022 to a net expense position in 2023 due to the inverted yield curve throughout 2023. Other revenues decreased primarily due to a $39.6 million one-time gain from the revaluation of our previously held equity-method investment in Apprise in the first quarter of 2022, with no comparable activity in 2023. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Placement fees and other interest income increased primarily as a result of a higher placement fee rate due to higher short-term interest rates.

The decrease in expenses was due to decreases in personnel costs, amortization and depreciation, fair value adjustments to contingent consideration liabilities, and other operating expenses, partially offset by increases in interest expense on corporate debt and goodwill impairment. Personnel costs decreased, largely due to decreases in variable compensation costs for our salespeople as a result of our lower transaction volumes. Amortization and depreciation decreased, largely due to a decline in write-offs of MSRs due to lower prepayments in the servicing portfolio. Fair value adjustments to contingent consideration decreased due to the sustained challenging market conditions that impacted the estimated fair value of future earnout payments. Other operating expenses decreased primarily as a result of the write off of unamortized debt premium as we paid off a note payable at one of our subsidiaries in 2023, and other decreases in general and administrative expenses as a result of our cost-reduction initiatives. Interest expense on corporate debt increased due to increases in (i) the interest rate as our corporate debt’s floating rate is tied to short-term interest rates, (ii) the outstanding principal balance of corporate debt, and (iii) the principal balance of our corporate debt subject to floating interest rates, as we replaced the fixed-rate debt at one of our subsidiaries with a floating-rate debt. Goodwill impairment increased due to sustained challenging market conditions leading to lower projected cash flows at two of our reporting units with no comparable activity in 2022.

Income Tax Expense. The decrease in income tax expense primarily relates to a 48% decrease in income from operations, partially offset by a $3.1 million decrease in realizable excess tax benefits and a one-time tax benefit during 2022 totaling $6.3 million resulting from (i) the dissolution of a joint venture that we acquired full ownership of in 2022 and (ii) intellectual property (“IP”) transfer tax related to the IP intangible assets we acquired as part of the 2022 GeoPhy acquisition. There was no comparable one-time tax benefit during 2023.

A discussion of the financial results for our segments is included further below.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses, net write-offs, stock-based incentive compensation charges, the fair value of expected net cash flows from servicing, net, the write off of unamortized balance of premium associated with the repayment of a portion of our corporate debt, the gain from revaluation of a previously held equity-method investment, goodwill impairment, and contingent consideration liability fair value adjustments when the fair value adjustment is a triggering event for a goodwill impairment assessment. In cases where the fair value adjustment of contingent consideration liabilities is a trigger for goodwill impairment (such as 2023), the goodwill impairment is netted against the fair value adjustment of contingent consideration liabilities and included as a net number. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL METRIC RECONCILIATION TO GAAP

CONSOLIDATED

	For the year ended
	December 31,
(in thousands)	2023	2022
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$107,357	$213,820
Income tax expense	35,026	56,034
Interest expense on corporate debt	68,476	34,233
Amortization and depreciation	226,752	235,031
Provision (benefit) for credit losses	(10,452)	(11,978)
Net write-offs(1)	(8,041)	(4,631)
Stock-based compensation expense	27,842	33,987
Fair value of expected net cash flows from servicing, net	(141,917)	(191,760)
Gain from revaluation of previously held equity-method investment	—	(39,641)
Write off of unamortized premium from corporate debt repayment	(4,420)	—
Goodwill impairment, net of contingent consideration liability fair value adjustments(2)	(500)	—
Adjusted EBITDA	$300,123	$325,095

(1)	The net write-off for the year ended December 31, 2023 includes the $6.0 million write-off of a collateral-based reserve related to a loan held for investment.
(2)	For the year ended December 31, 2023, includes goodwill impairment of $62.0 million and contingent consideration fair value adjustment of $62.5 million. For the year ended December 31, 2022, there was no goodwill impairment.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table presents a year-over-year comparison of the components of our adjusted EBITDA for the year ended December 31, 2023 and 2022:

ADJUSTED EBITDA–2023 COMPARED TO 2022

CONSOLIDATED

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Loan origination and debt brokerage fees, net	$234,409	$348,007	$(113,598)	(33)%
Servicing fees	311,914	300,191	11,723	4
Property sales broker fees	53,966	120,582	(66,616)	(55)
Investment management fees	45,381	71,931	(26,550)	(37)
Net warehouse interest income (expense)	(5,633)	15,777	(21,410)	(136)
Placement fees and other interest income	154,520	52,830	101,690	192
Other revenues	122,152	122,923	(771)	(1)
Personnel	(486,448)	(573,379)	86,931	(15)
Net write-offs(1)	(8,041)	(4,631)	(3,410)	74
Other operating expenses	(122,097)	(129,136)	7,039	(5)
Adjusted EBITDA	$300,123	$325,095	$(24,972)	(8)

(1)	The net write-off for the year ended December 31, 2023 includes the $6.0 million write-off of a collateral-based reserve related to a loan held for investment.

The decrease in origination fees was primarily related to a significant decrease in the overall debt financing volumes year over year. Servicing fees increased mainly due to an increase in the average servicing portfolio. Property sales broker fees decreased largely as a result of a significant decline in property sales volume year over year. Investment management fees decreased primarily due to a decline in asset management fees from our LIHTC operations due to challenging market conditions. Net warehouse interest income (expense) decreased from a net revenue position in 2022 to a net expense position in 2023 due to the inverted yield curve throughout 2023. Placement fees and other interest income increased primarily as a result of higher short-term interest rates.

The decrease in personnel costs was largely due to decreases in variable compensation costs for our salespeople as a result of our lower transaction volumes. Net write-offs increased due to a $6.0 million write off of a loan held for investment in 2023 with no comparable activity in 2022. Other operating expenses decreased largely as a result of our cost-reduction initiatives.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operations are generated from loan sales, servicing fees, placement fees, net warehouse interest income, property sales broker fees, investment management fees, research subscription fees, investment banking advisory fees, and other income, net of loan origination and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations and property sales, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. Our cash flows from investing activities also include the funding and repayment of loans held for investment, contributions to and distributions from joint ventures, purchases of equity-method investments, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae.

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investment. We also use warehouse facilities to assist in funding investments in tax credit equity before transferring them to a tax credit fund. We believe that our current warehouse loan facilities are adequate to meet our loan origination and tax credit equity syndication needs. Historically, we used a combination of long-term debt and cash flows from operations to fund large acquisitions. Additionally, we repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily in connection with exercise of stock options and for acquisitions (non-cash transactions).

Years Ended December 31, 2023 Compared to Years Ended December 31, 2022

The following table presents a year-over-year comparison of the significant components of cash flows for the year ended December 31, 2023 and 2022.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2023 COMPARED TO 2022

CONSOLIDATED

	For the year ended December 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Net cash provided by (used in) operating activities	$(518)	$1,582,704	$(1,583,222)	(100)%
Net cash provided by (used in) investing activities	126,869	(133,777)	260,646	(195)
Net cash provided by (used in) financing activities	6,769	(1,583,824)	1,590,593	(100)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	391,403	258,283	133,120	52

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(179,624)	$1,372,681	$(1,552,305)	(113)%
Net cash provided by (used in) operating activities, excluding loan origination activity	179,106	210,023	(30,917)	(15)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(12,548)	$(60,802)	$48,254	(79)%
Proceeds from the prepayment/sale of pledged AFS securities	10,679	14,040	(3,361)	(24)
Acquisitions, net of cash received	—	(114,163)	114,163	(100)
Capital expenditures	(16,201)	(21,995)	5,794	(26)
Net payoff of loans held for investment	160,662	67,709	92,953	137

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$189,736	$(1,370,705)	$1,560,441	(114)%
Borrowings of interim warehouse notes payable	—	36,459	(36,459)	(100)
Repayments of interim warehouse notes payable	(119,835)	(63,858)	(55,977)	88
Repayments of notes payable	(122,046)	(36,629)	(85,417)	233
Borrowings of notes payable	196,000	—	196,000	N/A
Payment of contingent consideration	(26,090)	(21,191)	(4,899)	23
Repurchase of common stock	(20,511)	(42,369)	21,858	(52)
Cash dividends paid	(84,836)	(80,145)	(4,691)	6

The decrease in net cash used in operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The change in cash flows provided by loan origination activities in 2022 to cash flows used for loan origination activities is primarily attributable to originations outpacing sales by $179.6 million in 2023 compared to sales outpacing originations by $1.4 billion in 2022. Overall loan originations and sales activity declined in 2023 compared to 2022, with a larger decline in sales compared to originations resulting in the change to net cash used for originations activity from net cash provided by originations activity. Excluding cash used for the origination and sale of loans, cash flows provided by operating activities were $179.1 million in 2023, down from $210.0 million in 2022. The decrease is primarily the result of a $105.8 million decrease in net income before noncontrolling interests and a $7.9 million decrease in cash provided by other activities and changes in other assets and liabilities, partially offset by a $41.6 million net increase in non-cash adjustments for MSRs and amortization and depreciation and a $39.6 million non-cash adjustment for the gain from the revaluation of a previously held equity-method investment  in 2022 with no comparable activity in 2023.

The change from net cash used in investing activities in 2022 to net cash provided by investing activities in 2023 was due to (i) a decrease in the purchase of AFS securities, which was impacted by limited purchases in 2023 as the market interest rates on pledged securities AFS were not substantially higher (and at certain points in 2023 lower) than the short-term rate earned on uninvested cash due to the inverted yield curve, (ii) a decrease in proceeds from prepayments of pledged AFS securities as prepayments on the securities’ underlying mortgage loans decreased, (iii) a significant reduction in cash used for acquisitions in 2023 compared to 2022, as we had no acquisitions in 2023, (iv) a decrease in capital expenditures due to elevated capital expenditures in 2022 related to the build out of our new headquarters, and (v) an increase in net payoffs of loans held for investment in 2023 due to contractual maturities and the refinancing of these transitional bridge loans to permanent debt structures and no originations in 2023 as we have shifted away from the Interim Loan Program over the past year to invest in other endeavors.

The change from cash used in financing activities to cash provided by financing activities in 2023 was largely attributable to (a) a change from net warehouse repayments to net borrowings due to the aforementioned decrease in loan origination activity, (b) an increase in borrowings of notes payable, (c) a decrease in repurchases of common stock, partially offset by (i) an increase in net repayments of interim warehouse notes payable due to the aforementioned maturities and refinancings and lack of origination activity in 2023, (ii) an increase in repayments of notes payable, (iii) an increase in the payment of contingent consideration liabilities (“earnouts”), and (iv) an increase in cash dividends paid. The increase in borrowings of notes payable was due to borrowings under our Incremental Term Loan (defined in Liquidity and Capital Resources below), a portion of which was used to repay notes payable at one of our subsidiaries, resulting in an increase in the repayments of notes payable. The decrease in repurchases of common stock was related to a decrease in the number and value of employee stock vesting events related to previously issued equity grants and a reduction in open market share repurchases. The increase in earnout payments was due to a larger payment in 2023 compared to 2022 for one of our acquisitions. The increase in cash dividends paid was due to the 5% increase in our dividend year over year.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets (“CM”), (ii) Servicing & Asset Management (“SAM”), and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

Our CM segment provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable our CM segment to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. This segment also provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors. The CM segment also provides real estate-related investment banking and advisory services, including housing market research.

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the year ended December 31,		Dollar	Percentage
(in thousands)	2023	2022	Change	Change
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$7,021,397	$9,950,152	$(2,928,755)	(29)%
Freddie Mac	4,568,935	6,320,201	(1,751,266)	(28)
Ginnie Mae ̶ HUD	678,889	1,118,014	(439,125)	(39)
Brokered(1)	11,714,888	25,878,519	(14,163,631)	(55)
Total Debt Financing Volume	$23,984,109	$43,266,886	$(19,282,777)	(45)%
Property sales volume	8,784,537	19,732,654	(10,948,117)	(55)
Total Transaction Volume	$32,768,646	$62,999,540	$(30,230,894)	(48)%

Key Performance Metrics:
Net income	$41,180	$156,078	(114,898)	(74)%
Adjusted EBITDA(2)	(46,333)	36,201	(82,534)	(228)
Operating margin	12%	28%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination fees	0.97%	0.80%
MSR income	0.59	0.44
MSR income, as a percentage of Agency debt financing volume	1.16	1.10
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS–2023 COMPARED TO 2022

CAPITAL MARKETS

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Origination fees	$232,625	$345,779	$(113,154)	(33)%
MSR Income	141,917	191,760	(49,843)	(26)
Property sales broker fees	53,966	120,582	(66,616)	(55)
Net warehouse interest income (expense), loans held for sale	(9,497)	9,667	(19,164)	(198)
Other revenues	57,755	41,046	16,709	41
Total revenues	$476,766	$708,834	$(232,068)	(33)

Expenses
Personnel	$375,450	$485,958	$(110,508)	(23)%
Amortization and depreciation	4,550	3,084	1,466	48
Interest expense on corporate debt	18,779	8,647	10,132	117
Goodwill impairment	62,000	—	62,000	N/A
Fair value adjustments to contingent consideration liabilities	(62,500)	(18,000)	(44,500)	247
Other operating expenses	19,994	29,817	(9,823)	(33)
Total expenses	$418,273	$509,506	$(91,233)	(18)
Income from operations	$58,493	$199,328	$(140,835)	(71)
Income tax expense	14,824	42,153	(27,329)	(65)
Net income before noncontrolling interests	$43,669	$157,175	$(113,506)	(72)
Less: net income (loss) from noncontrolling interests	2,489	1,097	1,392	127
Net income	$41,180	$156,078	$(114,898)	(74)

Revenues

Origination fees and MSR Income. The following tables provide additional information that helps explain changes in origination fees and MSR income year over year:

	For the year ended December 31,
Debt Financing Volume by Product Type	2023	2022
Fannie Mae	29%	23%
Freddie Mac	19	15
Ginnie Mae - HUD	3	3
Brokered	49	59

	For the year ended December 31,		Basis Point	Percentage
Mortgage Banking Details (basis points)	2023	2022	Change	Change
Origination Fee Rate (1)	97	80	17	21
MSR Rate (2)	59	44	15	34
Agency MSR Rate (2)	116	110	6	5
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR Income as a percentage of Agency debt financing volume.

The decrease in origination fees were primarily the result of the 45% decrease in debt financing volume, partially offset by a 17-basis-point increase in our origination fee rate. The increase in the origination fee rate was driven by an increase in GSE debt financing volume as a percentage of total debt financing volume as seen above. GSE debt financing volume has higher origination fees than brokered debt financing volume. The increase in the origination fee rate was driven by a $1.9 billion Fannie Mae loan portfolio financed in 2022, for which we received a much lower origination fee than is typical for individual loans. There was no comparable portfolio transaction in 2023.

The decrease in MSR income was attributable to a 29% decrease in Agency debt financing volume, partially offset by a six-basis point increase in the Agency MSR Rate seen above. The increase in the Agency MSR Rate was primarily the result of an increase in Fannie Mae debt financing volumes as a percentage of total debt financing volumes shown above. Additionally, the $1.9 billion Fannie Mae portfolio financed in 2022 had a very low servicing fee rate that is typical of such a portfolio. There was no comparable portfolio in 2023. Our Fannie Mae loans have higher weighted-average servicing fees (“WASF”) than our other products.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the changes in debt financing volumes.

Property sales broker fees. The decrease in property sales broker fees were driven principally by the 55% decrease in the property sales volumes period over period.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in property sales volume.

Net Warehouse Interest Income (Expense), Loans Held for Sale. The decrease in net warehouse interest income from a net revenue position in 2022 to a net expense position in 2023 was primarily attributable to an inverted yield curve during 2023. Short-term interest rates, upon which we incur interest expense, were higher than long-term mortgage rates, upon which we earn interest income, during 2023. Partially reducing the negative impact of the inverted yield curve and resulting negative net spreads shown below were the lower average balances of loans held for sale outstanding in 2023 compared to 2022, which were driven by reductions in the number of days loans were held before delivery to reduce the impact of the aforementioned negative interest spread coupled with lower Agency debt financing volumes.

	For the year ended December 31,		Basis Point	Percentage
Net Warehouse Interest Income (Expense) Details - LHFS (dollars in thousands)	2023	2022	Change	Change
Average LHFS Outstanding Balance	$660,869	$1,326,690	$(665,821)	(50)%
LHFS Net Spread (basis points)	(144)	73	(217)	(297)

Other Revenues. The increase was principally due to a $13.2 million increase in investment banking revenues. The increase in investment banking revenues was primarily due to the closing of the largest investment banking advisory transaction in Company history and a more active market in 2023.

Expenses

Personnel. The decrease was primarily the result of decreases of $96.4 million in commission costs and $4.4 million in other production incentive costs due to lower origination fees and property sales broker fees. Additionally, salaries and benefits costs and subjective bonus expenses decreased by an aggregate $13.0 million as average headcount decreased for the segment from 863 in 2022 to 822 in 2023.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Goodwill Impairment. Goodwill impairment increased due to sustained challenging market conditions leading to lower projected cash flows at two of our reporting units in the CM reportable segment with no comparable activity in 2022.

Fair value adjustments to contingent consideration liabilities. The decrease was driven by an increase in the fair value adjustment to contingent consideration liabilities (“CCL”) of $44.5 million caused by the sustained challenging market conditions. In 2022, the change in fair value of CCLs in the CM segment resulted in a reduction of the CCLs of $18.0 million, compared to a reduction of $62.5 million in 2023.

Other Operating Expenses. The decrease was primarily a result of cost-reduction initiatives across a variety of cost categories, with the most prominent decreases in professional fees and travel and entertainment costs.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the year ended
	December 31,
(in thousands)	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$41,180	$156,078
Income tax expense	14,824	42,153
Interest expense on corporate debt	18,779	8,647
Amortization and depreciation	4,550	3,084
Stock-based compensation expense	16,751	17,999
MSR Income	(141,917)	(191,760)
Goodwill impairment, net of contingent consideration liability fair value adjustments(1)	(500)	—
Adjusted EBITDA	$(46,333)	$36,201
(1)	For the year ended December 31, 2023, included goodwill impairment of $62.0 million and contingent consideration fair value adjustment of $62.5 million.

The following table presents a year-over-year comparison of the components of CM adjusted EBITDA for the years ended December 31, 2023 and 2022.

ADJUSTED EBITDA – 2023 COMPARED TO 2022

CAPITAL MARKETS

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$232,625	$345,779	$(113,154)	(33)%
Property sales broker fees	53,966	120,582	(66,616)	(55)
Net warehouse interest income (expense), loans held for sale	(9,497)	9,667	(19,164)	(198)
Other revenues	55,266	39,949	15,317	38
Personnel	(358,699)	(467,959)	109,260	(23)
Other operating expenses	(19,994)	(11,817)	(8,177)	69
Adjusted EBITDA	$(46,333)	$36,201	$(82,534)	(228)

Origination fees decreased due to a decrease in our overall debt financing volume, partially offset by an increase in our origination fee rate. Property sales broker fees decreased as a result of the decline in property sales volumes. The decrease in net warehouse interest income from a net revenue position in 2022 to a net expense position in 2023 was primarily attributable to an inverted yield curve during 2023. Other revenues increased largely due to increased investment banking revenues. The decrease in personnel expense was primarily due to decreased commission and other production incentive costs due to the decrease in origination fees and decreases in other personnel costs due to a reduction in headcount. Other operating expenses increased due to a beneficial adjustment to contingent consideration liabilities in 2022, with no directly comparable activity in 2023, partially offset by our cost-reduction initiatives.

Servicing & Asset Management

The SAM segment activities include: (i) servicing and asset-managing the portfolio of loans we (a) originate and sell to the Agencies, (b) broker to certain life insurance companies, and (c) originate through our principal lending and investing activities, and (ii) managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate.

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(in thousands)	As of December 31,		Dollar	Percentage
Managed Portfolio:	2023	2022	Change	Change
Components of Servicing Portfolio
Fannie Mae	$63,699,106	$59,226,168	$4,472,938	8%
Freddie Mac	39,330,545	37,819,256	1,511,289	4
Ginnie Mae - HUD	10,460,884	9,868,453	592,431	6
Brokered (1)	16,940,850	16,013,143	927,707	6
Principal Lending and Investing (2)	40,139	206,835	(166,696)	(81)
Total Servicing Portfolio	$130,471,524	$123,133,855	$7,337,669	6%
Assets under management	17,321,452	16,748,449	573,003	3
Total Managed Portfolio	$147,792,976	$139,882,304	$7,910,672	6%

	For the year ended
	December 31,		Dollar	Percentage
Key Volume and Performance Metrics:	2023	2022	Change	Change
Equity syndication volume(3)	$688,494	$629,529	$58,965	9%
Principal Lending and Investing volume(4)	218,750	339,098	(120,348)	(35)
Net income	166,316	139,691	26,625	19
Adjusted EBITDA(5)	456,826	410,429	46,397	11
Operating margin	38%	33%

	As of December 31,
Key Servicing Portfolio Metrics:	2023	2022
Custodial escrow deposit balance (in billions)	$2.7	$2.7
Weighted-average servicing fee rate (basis points)	24.1	24.5
Weighted-average remaining servicing portfolio term (years)	8.2	8.8

	As of December 31,
	2023		2022
Components of assets under management (in thousands)	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,646,540	$15,072,946	$6,486,215	$14,499,642
Equity funds	860,918	860,918	800,522	800,522
Debt funds(6)	809,499	1,387,588	724,853	1,448,285
Total assets under management	$8,316,957	$17,321,452	$8,011,590	$16,748,449

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	For the year ended December 31, 2023, comprised solely of WDIP separate account originations. For the year ended December 31, 2022, includes $86.3 million from the Interim Program JV, $117.1 million from the Interim Loan Program and $135.7 million from WDIP separate accounts.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.
(6)	As of December 31, 2023, included $132.0 million and $710.0 million of equity under management and assets under management, respectively, of Interim program JV loans. The remainder was composed of WDIP debt funds. As of December 31, 2022, includes $169.4 million and $892.8 million of equity under management and assets under management, respectively, of Interim program JV loans. The remainder was composed of WDIP debt funds.

FINANCIAL RESULTS – 2023 COMPARED TO 2022

SERVICNG & ASSET MANAGEMENT

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Origination fees	$1,784	$2,228	$(444)	(20)%
Servicing fees	311,914	300,191	11,723	4
Investment management fees	45,381	71,931	(26,550)	(37)
Net warehouse interest income, loans held for investment	3,864	6,110	(2,246)	(37)
Placement fees and other interest income	141,374	51,010	90,364	177
Other revenues	59,526	75,960	(16,434)	(22)
Total revenues	$563,843	$507,430	$56,413	11

Expenses
Personnel	$74,407	$69,970	$4,437	6%
Amortization and depreciation	214,978	225,515	(10,537)	(5)
Provision (benefit) for credit losses	(10,452)	(11,978)	1,526	(13)
Interest expense on corporate debt	42,489	23,621	18,868	80
Fair value adjustments to contingent consideration liabilities	—	4,488	(4,488)	(100)
Other operating expenses	28,582	26,250	2,332	9
Total expenses	$350,004	$337,866	$12,138	4
Income from operations	$213,839	$169,564	$44,275	26
Income tax expense	54,198	35,859	18,339	51
Income before noncontrolling interests	$159,641	$133,705	$25,936	19
Less: net income (loss) from noncontrolling interests	(6,675)	(5,986)	(689)	12
Net income	$166,316	$139,691	$26,625	19

Revenues

Servicing Fees. The increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, slightly offset by a decline in the average servicing fee rates. The increase in the average servicing portfolio was driven by the $4.5 billion increase in Fannie Mae and the $1.5 billion increase in Freddie Mac loans serviced. The decrease in the average servicing fee rates were the result of decreases in the WASF on our new Fannie Mae debt financing volume over the past year as the volatility in the interest rate environment compressed the spread on our debt financing volume and reduced the servicing fee rates on loans originated in 2023. The WASF on new debt financing volume was lower than the loans paid off in the portfolio over the past year.

	For the year ended December 31,			Percentage
Servicing Fees Details (dollars in thousands)	2023	2022	Change	Change
Average Servicing Portfolio	$126,720,544	$118,887,131	$7,833,413	7%
Average Servicing Fee (basis points)	24.3	24.8	(0.5)	(2)

Investment Management Fees. Investment management fees decreased primarily due to a decline in asset management fees and sales fees from our LIHTC operations of $24.4 million due to tightening liquidity and disruptions in the acquisitions market. The disruption in the acquisitions market and tighter liquidity led to a slowdown in disposition activity this year compared to last. As tax credit investments in our managed portfolio mature, they are sold or recapitalized, leading directly to sales fees and allow us to collect accrued asset management fees. NOTE 2 in the consolidated financial statements contains details on the accounting for asset management fees.

Placement fees and other interest income.  The increase was driven primarily by an increase in our placement fees on escrow deposits of $84.1 million, coupled with increases in interest income from our pledged securities investments of $5.3 million. The placement fee rates on escrow deposits and the interest rate on our variable-rate pledged securities investments increased significantly as a result of the higher short-term interest rate environment in 2023 compared to same period in 2022.

Other Revenues. The decrease was primarily due to a $22.9 million decline in prepayment fees, partially offset by an increase in syndication fees of $7.9 million. The decrease in prepayment fees was due to the aforementioned reduction in the volume of loans prepaying and the amount of prepayment fees. Syndication fees increased due to the higher volume of capital syndicated into our LIHTC funds.

Expenses

Personnel. The increase was primarily the result of increases in salaries and benefits of $1.8 million and commission costs of $3.6 million. The increase in salaries and benefits was due to annual salary increases as SAM average headcount was flat year over year as it was not impacted by the aforementioned workforce reduction. Commission accruals increased primarily due to the aforementioned increase in syndication fees on which commissions are paid to salespeople.

Amortization and Depreciation. The decrease was primarily due to a $20.7 million reduction in the amortization expense related to write-offs of MSRs due to declines in the prepayment of MSRs, partially offset by an increase of $10.3 million in the amortization expense of existing MSRs.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Fair value adjustments to contingent consideration liabilities. The decrease was driven by the fair value adjustment to CCLs of $4.5 million in 2022 with no comparable activity in 2023. In 2022, the change in fair value of CCLs in the SAM segment resulted in an increase in the fair value of CCLs of $4.5 million, compared to no change in fair value in 2023.

Other Operating Expenses. The increase was primarily due to a $3.9 million increase in professional fees, primarily the result of increased syndication activity, partially offset by decreases in various expense types. Much of the professional fees incurred from the syndication activity are reimbursable from the LIHTC funds.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,
(in thousands)	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$166,316	$139,691
Income tax expense	54,198	35,859
Interest expense on corporate debt	42,489	23,621
Amortization and depreciation	214,978	225,515
Provision (benefit) for credit losses	(10,452)	(11,978)
Net write-offs(1)	(8,041)	(4,631)
Stock-based compensation expense	1,758	2,352
Write off of unamortized premium from corporate debt repayment	(4,420)	—
Adjusted EBITDA	$456,826	$410,429
(1)	The net write-off for the year ended December 31, 2023 includes the $6.0 million write-off of a collateral-based reserve related to a loan held for investment.

The following table presents a year-over-year comparison of the components of SAM adjusted EBITDA for the years ended December 31, 2023 and 2022.

ADJUSTED EBITDA – 2023 COMPARED TO 2022

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Origination fees	$1,784	$2,228	$(444)	(20)%
Servicing fees	311,914	300,191	11,723	4
Investment management fees	45,381	71,931	(26,550)	(37)
Net warehouse interest income, loans held for investment	3,864	6,110	(2,246)	(37)
Placement fees and other interest income	141,374	51,010	90,364	177
Other revenues	66,201	81,946	(15,745)	(19)
Personnel	(72,649)	(67,618)	(5,031)	7
Net write-offs(1)	(8,041)	(4,631)	(3,410)	74
Other operating expenses	(33,002)	(30,738)	(2,264)	7
Adjusted EBITDA	$456,826	$410,429	$46,397	11
(1)	The net write-off for the year ended December 31, 2023 included the $6.0 million write off of a collateral-based reserve related to a loan held for investment.

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations, partially offset by a decrease in the average servicing fee rate. Investment management fees decreased primarily due to lower AMF revenues from LIHTC dispositions. Placement fees and other interest income increased primarily due to increases in placement fee rates. Other revenues decreased primarily due to a decrease in prepayment fees. Personnel increased primarily due to an increase in commission costs. Net write-offs increased due to the write-off of a loan held for investment during 2023, with no comparable activity in 2022.

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

FINANCIAL RESULTS – 2023 COMPARED TO 2022

CORPORATE

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Revenues
Other interest income	$13,146	$1,820	$11,326	622%
Other revenues	685	40,669	(39,984)	(98)
Total revenues	$13,831	$42,489	$(28,658)	(67)

Expenses
Personnel	$64,433	$51,438	$12,995	25%
Amortization and depreciation	7,224	6,432	792	12
Interest expense on corporate debt	7,208	1,965	5,243	267
Other operating expenses	69,101	86,581	(17,480)	(20)
Total expenses	$147,966	$146,416	$1,550	1
Loss from operations	$(134,135)	$(103,927)	$(30,208)	29
Income tax benefit	(33,996)	(21,978)	(12,018)	55
Net loss	$(100,139)	$(81,949)	$(18,190)	22

Adjusted EBITDA	$(110,370)	$(121,535)	$11,165	(9)%

Revenues

Other interest income. The increase was due to an increase in the interest rate we earn on our cash deposits held by our corporate segment combined with an increase in the average balance concentrated in interest-earning accounts.

Other Revenues. The decrease was primarily due to a $39.6 million gain from the revaluation of a previously held equity-method investment, which was a one-time transaction recognized in 2022.

Expenses

Personnel. The increase was primarily the result of an $11.1 million increase in subjective bonuses, a $3.4 million increase in salaries, and a $4.1 million increase in deferred compensation costs, partially offset by a $4.3 million decrease in stock compensation expense as we are accruing performance-based stock compensation at an overall lower rate this year than last. An increase in the corporate average headcount during 2023 was the primary driver for the increased subjective bonus and salaries and benefits expenses. The corporate average headcount for the year ended December 31, 2023, does not fully reflect the impact of our workforce reduction that we announced in April and that was effective at the beginning of May. Deferred compensation costs are offset by revenues from the assets held in the deferred compensation trust and included in Other revenues.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other Operating Expenses. The decrease was primarily driven by decreases in professional fees, travel and entertainment, marketing, and miscellaneous expense categories, partially offset by an increase in software costs. Professional fees decreased $10.2 million partially due to elevated professional fees in 2022 related to acquisition costs. Travel and entertainment decreased $2.0 million, marketing decreased by $1.7 million, and miscellaneous expenses decreased $5.5 million. The decreases in travel and entertainment, marketing, and miscellaneous expenses were primarily due to our cost-reduction initiatives. Software costs increased $5.7 million due to our automation efforts.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the year ended
	December 31,
(in thousands)	2023	2022
Reconciliation of Net Loss to Adjusted EBITDA
Net Loss	$(100,139)	$(81,949)
Income tax benefit	(33,996)	(21,978)
Interest expense on corporate debt	7,208	1,965
Amortization and depreciation	7,224	6,432
Stock-based compensation expense	9,333	13,636
Gain from revaluation of previously held equity-method investment	—	(39,641)
Adjusted EBITDA	$(110,370)	$(121,535)

The following table presents a year-over-year comparison of the components of Corporate adjusted EBITDA for the years ended December 31, 2023 and 2022.

ADJUSTED EBITDA – 2023 COMPARED TO 2022

CORPORATE

	For the year ended
	December 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Other interest income	13,146	1,820	11,326	622%
Other revenues	685	1,028	(343)	(33)
Personnel	(55,100)	(37,802)	(17,298)	46
Other operating expenses	(69,101)	(86,581)	17,480	(20)
Adjusted EBITDA	$(110,370)	$(121,535)	$11,165	(9)

Other interest income increased primarily due to an increase in interest earned on our cash deposits and increased balances. The increase in personnel expense was primarily due to increased performance compensation allocated to this segment and salaries and benefits expense due to an increase in corporate average headcount during 2023. Other operating expenses decreased largely as a result of a decline in professional fees and other operating expenses as a result of cost-reduction initiatives.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) pay cash dividends; (iii) fund our portion of the equity necessary to support equity-method investments; (iv) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (v) make payments related to earnouts from acquisitions, (vi) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnership contributions, advances for servicing, loan repurchases, and payments for salaries, commissions, and income taxes, and (vii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2023. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing.

As of December 31, 2023, the net worth requirement was $304.8 million, and our net worth was $1.0 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2023, we were required to maintain at least $60.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. As of December 31, 2023, we had operational liquidity of $225.0 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.63 per share each quarter of 2023, which is 5% higher than the quarterly dividend paid in each quarter of 2022. In February 2024, the Company’s Board of Directors declared a dividend of $0.65 per share for the first quarter of 2024. The dividend will be paid on March 15, 2024 to all holders of record of our restricted and unrestricted common stock as of March 1, 2024.

Over the past three years, we have returned $240.4 million to investors primarily through cash dividend payments of $229.3 million. Additionally, we have invested $577.2 million in acquisitions, $300.0 million of which was financed by an increase in our Term Loan (as defined below). On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of December 31, 2023, we did not fully fund any such loans. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2023, our Board of Directors approved a stock repurchase program that permitted the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 23, 2023. Through December 31, 2023 we did not repurchase any shares under the 2023 stock repurchase program and had $75.0 million of remaining capacity under that program. In February 2024, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million shares of our common stock over a 12-month period beginning February 23, 2024.

We have contractual obligations to make future cash payments on lease agreements on our various offices of $101.4 million as of December 31, 2023. NOTE 14 in the consolidated financial statements contains additional details related to future lease payments. We have contractual obligations to repay short-term and long-term debt. The total principal balance for such debt was $1.4 billion as of December 31, 2023, of which $596.4 million will be repaid with the proceeds from the sale of loans held for sale and the repayments of loans held for investment. NOTE 6 in the consolidated financial statements contains additional details related to these future debt payments. The expected interest associated with these debt payments is $70.7 million in 2024, $60.6 million in 2025, $59.9 million in 2026, $59.3 million in 2027, and $58.8 million in 2028. The future interest for long-term debt is based on a variable rate; therefore, the preceding interest payments are calculated based on the effective interest rate as of December 31, 2023.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency mortgage-backed securities (“MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of December 31, 2023, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $142.8 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2023 collateral requirements as outlined above. As of December 31, 2023, reserve requirements for the December 31, 2023 DUS loan portfolio will require us to fund $77.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2023.

Sources of Liquidity: Warehouse Facilities and Notes Payable

Warehouse Facilities

We utilize a combination of warehouse facilities and notes payable to provide funding for our operations. We utilize warehouse facilities to fund our Agency Lending and Interim Loan Program. Our ability to originate Agency mortgage loans and loans held for investment depends upon our ability to secure and maintain these types of financing agreements on acceptable terms.  For a detailed description of the terms of each warehouse agreement including the affirmative and negative covenants, refer to “Warehouse Facilities” in NOTE 6 of the consolidated financial statements.

Notes Payable

We have a senior secured credit agreement (the “Credit Agreement”) that provides for a $600 million term loan (the “Term Loan”) that bears interest at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 225 basis points with a floor of 50 basis points and has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration of the Term Loan pursuant to the term of the Credit Agreement). At any time, we may also elect to request one or more incremental term loan commitments not to exceed the lesser of $230 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that total indebtedness would not cause the leverage ratio to exceed 3.00 to 1.00. As of December 31, 2023, the outstanding principal balance of the Term Loan was $588.0 million, and the effective interest rate was 7.63%. The note payable and the warehouse facilities are senior obligations of the Company. We were in compliance with all covenants related to the Credit Agreement.

On January 12, 2023, we entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an incremental term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan. The Incremental Term Loan bears interest at Adjusted Term SOFR plus 300 basis points and matures on December 16, 2028, and the UPB was $198.5 million and the effective interest rate was 8.38%. We are obligated to make principal payments on the Incremental Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Incremental Term Loan on the last business day of each March, June, September, and December, which began on June 30, 2023. We used approximately $115.9 million of the proceeds to pay off the Alliant note payable principal balance and related accrued interest and other fees of a subsidiary. As of December 31, 2023, the aggregate outstanding principal balance of the original Term Loan and Incremental Term Loan (“Corporate Debt”) was $786.5 million.

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 of the consolidated financial statements.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	December 31,
(dollars in thousands)	2023	2022
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$54,583,555	$50,046,219
Fannie Mae Modified Risk	9,115,551	9,172,626
Freddie Mac Modified Risk	23,415	23,615
Total risk-sharing servicing portfolio	$63,722,521	$59,242,460

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$—	$7,323
Freddie Mac No Risk	39,307,130	37,795,641
GNMA - HUD No Risk	10,460,884	9,868,453
Brokered	16,940,850	16,013,143
Total non-risk-sharing servicing portfolio	$66,708,864	$63,684,560
Total loans serviced for others	$130,431,385	$122,927,020
Interim loans (full risk) servicing portfolio	40,139	206,835
Total servicing portfolio unpaid principal balance	$130,471,524	$123,133,855

Interim Program JV Managed Loans (1)	710,041	892,808

At risk servicing portfolio (2)	$58,801,055	$54,232,979
Maximum exposure to at risk portfolio (3)	11,949,041	10,993,596
Defaulted loans(4)	27,214	36,983

Defaulted loans as a percentage of the at-risk portfolio	0.05%	0.07%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.05	0.08
Allowance for risk-sharing as a percentage of maximum exposure	0.26	0.40
(1)	This balance consists entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

(3)	Represents the maximum loss we would incur under our risk-sharing obligations if all of the loans we service, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The maximum exposure is not representative of the actual loss we would incur.
(4)	Defaulted loans represent loans in our Fannie Mae at-risk portfolio which are probable of foreclosure or that have foreclosed and for which the Company has recorded a collateral-based reserve (i.e., loans where we have assessed a probable loss). Other loans that have defaulted but not foreclosed or that are not probable of foreclosure are not included here. Additionally, loans that have foreclosed or are probable of foreclosure but are not expected to result in a loss to the Company are not included here.

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

The calculated CECL reserve for the Company’s $58.5 billion at-risk Fannie Mae servicing portfolio as of December 31, 2023 was $31.6 million compared to $39.7 million as of December 31, 2022. The significant decrease in the CECL reserve was principally related to a reduction in our historical loss rate factor, which decreased from 1.2 basis points as of December 31, 2022 to 0.6 basis points as of March 31, 2023 (with no change from March 31, 2023 to December 31, 2023), as a year with significant losses in our 10-year lookback period was replaced with a year with significantly fewer losses.

As of December 31, 2023, three at-risk loans were in default with an aggregate UPB of $27.2 million compared to two at-risk loans with an aggregate UPB of $37.0 million were in default as of December 31, 2022. The collateral-based reserve on defaulted loans was $2.8 million and $4.4 million as of December 31, 2023 and December 31, 2022, respectively. We had a benefit for risk-sharing obligations of $10.4 million and $13.9 million for the years ended December 31, 2023 and 2022, respectively.

For the ten-year period from January 1, 2013 through December 31, 2023, we recognized net write-offs of risk-sharing obligations of $15.3 million, or an average of less than one basis point annually of the average at risk Fannie Mae portfolio balance.

We are obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with the sale of loans through these programs, are breached. In the first quarter of 2024, we expect to repurchase a Fannie Mae loan with a UPB of $13.5 million. Based on the information available to us at this time, we do not believe we will incur a material loss associated with this loan.

Additionally, we received a repurchase request from Freddie Mac related to a loan with a UPB of $11.4 million, and we have appealed Freddie Mac's request. In January 2024, Freddie Mac informed us that they were considering requesting that we repurchase a second loan with a UPB of $34.8 million, but we have not received a formal request to repurchase the loan.

We are currently evaluating our options to resolve both loans with Freddie Mac, and we believe it is likely that we will ultimately repurchase both Freddie Mac loans in 2024 or otherwise indemnify Freddie Mac for any losses it incurs on the loans. With respect to the $11.4 million loan, based on the information available to us at this time, we do not believe we will incur a material loss regardless of the resolution negotiated with Freddie Mac. With respect to the $34.8 million loan, we have not yet been given access to the underlying property for inspection and evaluation such that we can properly estimate the amount of any such loss. Based on the information available to us at this time, we believe that the value of the underlying property is likely less than the UPB of the loan.

New/Recent Accounting Pronouncements

NOTE 2 in the consolidated financial statements in Item 15 of Part IV in this 10-K contains a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. There were no other accounting pronouncements issued during 2023 that have the potential to impact our consolidated financial statements.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 533 basis points and 433 basis points as of December 31, 2023 and 2022, respectively.   The following table shows the impact on our annual placement fees due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed several months due to the negotiated nature of some of our escrow arrangements.

	As of December 31,
Change in annual placement fee revenue due to: (in thousands)	2023	2022
100 basis point increase in EFFR	$26,827	$26,933
100 basis point decrease in EFFR	(26,827)	(26,933)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on SOFR. The base SOFR was 538 basis points and 430 basis points as of December 31, 2023 and 2022, respectively. The interest income on our loans held for investment is based on SOFR. The SOFR reset date for loans held for investment is the same date as the SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of December 31,
Change in annual net warehouse interest income due to: (in thousands)	2023	2022
100 basis point increase in SOFR	$(5,851)	$(3,986)
100 basis point decrease in SOFR	5,851	3,986

Our Corporate Debt is based on Adjusted Term SOFR as of December 31, 2023. In January 2023, our Corporate Debt increased by $200 million. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of December 31, 2023 and 2022, based on our current and previous notes payable balance outstanding at each period end. The Alliant note payable as of December 31, 2022 was fixed-rate note; therefore, there was no impact to our earnings related to this debt when interest rates change as of December 31, 2022.

	As of December 31,
Change in annual income from operations due to: (in thousands)	2023	2022
100 basis point increase in SOFR	$(7,865)	$(5,940)
100 basis point decrease in SOFR	7,865	5,940

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $44.0 million as of December 31, 2023 compared to $43.4 million as of December 31, 2022. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. As of

December 31, 2023 and December 31, 2022, 90% of the servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2023 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference, if applicable, to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Delinquent Section 16(a) Reports.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this 10-K. See “Available Information.”

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, Howard W. Smith, III and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

4.7

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.1

Formation Agreement, dated January 30, 2009, by and among Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Column Guaranteed LLC and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.2†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.3†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.4†

Amended and Restated Employment Agreement, dated May 4, 2022, by and between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.5†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.6†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.7†

Amended and Restated Employment Agreement, dated May 4, 2022, by and between Walker & Dunlop, Inc. and Gregory A. Florkowski (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

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
10.33†

Management Deferred Stock Unit Purchase Plan, as amended and restated effective May 1, 2017 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.34†

Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023)

10.35†

Management Deferred Stock Unit Purchase Matching Program, as amended and restated effective May 1, 2017 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.36†

Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023)

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
10.44†

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

10.47†

Form of Performance Stock Unit Agreement with Over-Performance Stock Units under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.48†

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

10.50†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)
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

10.53†

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

10.59†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.60†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.61†

Indemnification Agreement, dated May 14, 2020, by and among Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.62†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.63†

Indemnification Agreement, dated November 2, 2012, by and among Walker & Dunlop, Inc. and Michael D. Malone (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.64†

Indemnification Agreement, dated February 28, 2017, by and among Walker & Dunlop, Inc. and Michael J. Warren (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.65†

Indemnification Agreement, dated March 6, 2019, by and between Walked & Dunlop, Inc. and Ellen D. Levy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.66†

Indemnification Agreement, dated March 3, 2021, by and between Walked & Dunlop, Inc. and Donna C. Wells (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.67†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.68†	Walker & Dunlop, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.69†

Amendment One to the Walker & Dunlop, Inc, Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023)

10.70	Form of Trust Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.71	Form of Trust Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023)
10.72

Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 11, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.73

First Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 15, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017)

10.74

Second Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 10, 2018, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)

10.75

Third Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 20, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019)

10.76

Fourth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 6, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2019)

10.77

Fifth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 23, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

10.78

Sixth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of August 21, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2020)

10.79

Seventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of October 28, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

10.80

Eighth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of December 18, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.81

Ninth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 15, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021)

10.82

Tenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of June 8, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021)

10.83

Eleventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 7, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022)

10.84

Twelfth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 12, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022)

10.85

Thirteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dates as of April 10, 2023, by and among Walker & Dunlop, LLC Walker & Dunlop, Inc, and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023).

10.86

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.87

Master Repurchase Agreement, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.88

Guaranty, dated as of August 26, 2019, by Walker & Dunlop, Inc. in favor of JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.89

Side Letter, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.90

First Amendment to Master Repurchase Agreement, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.91

First Amendment to Side Letter, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.92

Amendment No. 2 to Master Repurchase Agreement, dated as of August 23, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2021)

10.93

Amendment No. 3 to Master Repurchase Agreement, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.94

Amendment No. 4 to Master Repurchase Agreement, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

10.95

Amendment No. 5 to Master Repurchase Agreement, dated as of December 29, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2023)

10.96

Amendment No. 6 to Master Repurchase Agreement, dated as of September 12, 2023, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc, and JPMorgan Chase bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023)

10.97

Amended and Restated Letter, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.98

Amendment No. 1 to Amended and Restated Letter, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

10.99

Amendment No. 2 to Amended and Restated Letter, dated as of September 12, 2023, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2023)

10.100

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.101

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.102

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.103

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.104

Credit Agreement, dated as of December 16, 2021, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2021)

10.105

Guarantee and Collateral Agreement, dated as of December 16, 2021, by and among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2021)

10.106

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

21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2023
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Walker & Dunlop, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained an Exhibit 101)

†:Denotes a management contract or compensation plan, contract or arrangement.

††:

Schedules (or similar attachments) have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules (or similar attachments) to the SEC upon request.

*:Filed herewith.

**:Furnished herewith. Information in this Annual Report on Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer
Date:	February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 22, 2024
William M. Walker	Officer (Principal Executive Officer)

/s/ Ellen D. Levy	Director	February 22, 2024
Ellen D. Levy

/s/ Michael D. Malone	Director	February 22, 2024
Michael D. Malone

/s/ John Rice	Director	February 22, 2024
John Rice

/s/ Dana L. Schmaltz	Director	February 22, 2024
Dana L. Schmaltz

/s/ Michael J. Warren	Director	February 22, 2024
Michael J. Warren

/s/ Donna C. Wells	Director	February 22, 2024
Donna C. Wells

/s/ Howard W. Smith III	Director	February 22, 2024
Howard W. Smith III

/s/ Gregory A. Florkowski	Executive Vice President and Chief Financial	February 22, 2024
Gregory A. Florkowski	Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Initial Fair Value Measurement of Mortgage Servicing Rights

As discussed in Notes 2 and 3 to the consolidated financial statements, the fair value of expected net cash flows from servicing, net presented on the consolidated statements of income and comprehensive income amounted to $142 million for the year ended December 31, 2023. At the loan commitment date, the fair value of expected net cash flows from servicing (the initial fair value of mortgage servicing rights) is recognized as a derivative asset on the consolidated balance sheets and reclassified as capitalized mortgage servicing rights at the loan sale date. The measurement of the fair value of mortgage servicing rights requires certain assumptions, including the estimated life of the loan, discount rate, escrow earnings rate, and servicing cost. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk over the estimated life of the underlying loan (DCF method). The estimated life of the loan includes consideration of the prepayment provisions. The estimated escrow earnings rate associated with servicing the loan increases estimated future cash flows, and the estimated future cost to service the loan decreases estimated future cash flows.

We identified the assessment of the initial fair value measurement of mortgage servicing rights as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurements due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the significant assumptions used in estimating the net cash flows for determining the initial fair value of mortgage servicing rights, which included the discount rate and escrow earnings rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the initial fair value of mortgage servicing rights, including controls over the: (1) identification and determination of the significant assumptions (discount rate and escrow earnings rate) used in estimating the net cash flows, and (2) preparation and measurement of the fair value of mortgage servicing rights for each loan. We involved valuation professionals with specialized skills and knowledge to assist in developing an independent fair value using our internal calculation model and published assumptions from industry market survey data for comparable loan products and mortgage servicing rights. We compared our independently developed fair value estimate to the Company’s initial fair value of mortgage servicing rights.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

McLean, Virginia
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Walker & Dunlop, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia

February 22, 2024

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$328,698	$225,949
Restricted cash	21,422	17,676
Pledged securities, at fair value	184,081	157,282
Loans held for sale, at fair value	594,998	396,344
Mortgage servicing rights	907,415	975,226
Goodwill	901,710	959,712
Other intangible assets	181,975	198,643
Receivables, net	233,563	202,251
Committed investments in tax credit equity	154,028	254,154
Other assets	544,457	658,122
Total assets	$4,052,347	$4,045,359

Liabilities
Warehouse notes payable	$596,178	$537,531
Notes payable	773,358	704,103
Allowance for risk-sharing obligations	31,601	44,057
Deferred tax liabilities, net	245,372	243,485
Commitments to fund investments in tax credit equity	140,259	239,281
Other liabilities	519,450	560,073
Total liabilities	$2,306,218	$2,328,530

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 32,874 shares at December 31, 2023 and 32,396 shares at December 31, 2022)	329	323
Additional paid-in capital ("APIC")	425,488	412,636
Accumulated other comprehensive income (loss) ("AOCI")	(479)	(1,568)
Retained earnings	1,298,412	1,278,035
Total stockholders’ equity	$1,723,750	$1,689,426
Noncontrolling interests	22,379	27,403
Total equity	$1,746,129	$1,716,829
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,052,347	$4,045,359

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	For the year ended December 31,
	2023	2022	2021
Revenues
Loan origination and debt brokerage fees, net	$234,409	$348,007	$446,014
Fair value of expected net cash flows from servicing, net	141,917	191,760	287,145
Servicing fees	311,914	300,191	278,466
Property sales broker fees	53,966	120,582	119,981
Investment management fees	45,381	71,931	25,637
Net warehouse interest income (expense)	(5,633)	15,777	22,108
Placement fees and other interest income	154,520	52,830	8,150
Other revenues	117,966	157,675	71,677
Total revenues	$1,054,440	$1,258,753	$1,259,178

Expenses
Personnel	$514,290	$607,366	$603,487
Amortization and depreciation	226,752	235,031	210,284
Provision (benefit) for credit losses	(10,452)	(11,978)	(13,287)
Interest expense on corporate debt	68,476	34,233	7,981
Goodwill impairment	62,000	—	—
Fair value adjustments to contingent consideration liabilities	(62,500)	(13,512)	6,889
Other operating expenses	117,677	142,648	91,766
Total expenses	$916,243	$993,788	$907,120
Income from operations	$138,197	$264,965	$352,058
Income tax expense	35,026	56,034	86,428
Net income before noncontrolling interests	$103,171	$208,931	$265,630
Less: net income (loss) from noncontrolling interests	(4,186)	(4,889)	(132)
Walker & Dunlop net income	$107,357	$213,820	$265,762
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	1,089	(4,126)	590
Walker & Dunlop comprehensive income	$108,446	$209,694	$266,352

Basic earnings per share (NOTE 11)	$3.20	$6.43	$8.27
Diluted earnings per share (NOTE 11)	$3.18	$6.36	$8.15

Basic weighted-average shares outstanding	32,697	32,326	31,081
Diluted weighted-average shares outstanding	32,875	32,687	31,533

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2020	30,678	$307	$241,004	$1,968	$952,943	$—	$1,196,222
Walker & Dunlop net income	—	—	—	—	265,762	—	265,762
Net income (loss) from noncontrolling interests	—	—	—	—	—	(132)	(132)
Other comprehensive income (loss), net of tax	—	—	—	590	—	—	590
Stock-based compensation–equity classified	—	—	35,491	—	—	—	35,491
Issuance of common stock in connection with equity compensation plans	686	7	14,834	—	—	—	14,841
Issuance of common stock in connection with acquisitions	859	9	120,562	—	—	—	120,571
Repurchase and retirement of common stock (NOTE 11)	(174)	(3)	(18,869)	—	—	—	(18,872)
Noncontrolling interests from acquisition	—	—	—	—	—	28,187	28,187
Cash dividends paid ($2.00 per common share)	—	—	—	—	(64,453)	—	(64,453)
Balance at December 31, 2021	32,049	$320	$393,022	$2,558	$1,154,252	$28,055	$1,578,207
Walker & Dunlop net income	—	—	—	—	213,820	—	213,820
Net income (loss) from noncontrolling interests	—	—	—	—	—	(4,889)	(4,889)
Other comprehensive income (loss), net of tax	—	—	—	(4,126)	—	—	(4,126)
Stock-based compensation–equity classified	—	—	32,555	—	—	—	32,555
Issuance of common stock in connection with equity compensation plans	695	6	15,858	—	—	—	15,864
Repurchase and retirement of common stock (NOTE 11)	(348)	(3)	(32,474)	—	(9,892)	—	(42,369)
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,535)	(2,535)
Cash dividends paid ($2.40 per common share)	—	—	—	—	(80,145)	—	(80,145)
Other activity (NOTE 17)	—	—	3,675	—	—	6,772	10,447
Balance at December 31, 2022	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829
Walker & Dunlop net income	—	—	—	—	107,357	—	107,357
Net income (loss) from noncontrolling interests	—	—	—	—	—	(4,186)	(4,186)
Other comprehensive income (loss), net of tax	—	—	—	1,089	—	—	1,089
Stock-based compensation–equity classified	—	—	27,033	—	—	—	27,033
Issuance of common stock in connection with equity compensation plans	699	7	6,329	—	—	—	6,336
Repurchase and retirement of common stock (NOTE 11)	(221)	(1)	(20,510)	—	—	—	(20,511)
Distributions to noncontrolling interest holders	—	—	—	—	—	(3,198)	(3,198)
Cash dividends paid ($2.52 per common share)	—	—	—	—	(84,836)	—	(84,836)
Other activity	—	—	—	—	(2,144)	2,360	216
Balance at December 31, 2023	32,874	$329	$425,488	$(479)	$1,298,412	$22,379	$1,746,129

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income before noncontrolling interests	$103,171	$208,931	$265,630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(141,917)	(191,760)	(287,145)
Change in the fair value of premiums and origination fees (NOTE 2)	(2,460)	14,160	19,450
Amortization and depreciation	226,752	235,031	210,284
Stock compensation–equity and liability classified	27,842	33,987	36,582
Provision (benefit) for credit losses	(10,452)	(11,978)	(13,287)
Deferred tax expense	1,198	18,439	34,222
Goodwill impairment	62,000	—	—
Fair value adjustments to contingent consideration liabilities	(62,500)	(13,512)	6,889
Cash paid to settle risk-sharing obligations	(2,008)	(4,631)	—
Gain from revaluation of previously held equity-method investment	—	(39,641)	—
Originations of loans held for sale	(11,379,540)	(17,952,129)	(17,810,768)
Proceeds from transfers of loans held for sale	11,199,916	19,324,810	18,431,542
Other operating activities, net	776	2,080	5,522
Changes in:
Receivables, net	(35,309)	44,842	(42,873)
Other assets	(4,721)	(69,552)	(26,613)
Other liabilities	16,734	(16,373)	41,020
Net cash provided by (used in) operating activities	$(518)	$1,582,704	$870,455

Cash flows from investing activities
Capital expenditures	$(16,201)	$(21,995)	$(9,208)
Purchases of equity-method investments	(24,679)	(26,099)	(33,446)
Purchases of pledged available-for-sale ("AFS") securities	(12,548)	(60,802)	(31,750)
Proceeds from prepayment and sale of pledged AFS securities	10,679	14,040	45,301
Investments in joint ventures	—	(5,040)	(66,718)
Distributions from joint ventures	8,956	12,573	47,065
Acquisitions, net of cash received	—	(114,163)	(420,555)
Originations of loans held for investment	—	(54,402)	(557,706)
Principal collected on loans held for investment	160,662	122,111	649,466
Net cash provided by (used in) investing activities	$126,869	$(133,777)	$(377,551)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$189,736	$(1,370,705)	$(635,912)
Borrowings of interim warehouse notes payable	—	36,459	266,575
Repayments of interim warehouse notes payable	(119,835)	(63,858)	(227,999)
Repayments of notes payable	(122,046)	(36,629)	(294,773)
Borrowings of notes payable	196,000	—	598,500
Repayment of secured borrowings	—	—	(73,312)
Proceeds from issuance of common stock	3,383	486	5,252
Repurchase of common stock	(20,511)	(42,369)	(18,872)
Cash dividends paid	(84,836)	(80,145)	(64,453)
Payment of contingent consideration	(26,090)	(21,191)	—
Distributions to noncontrolling interest holders	(3,198)	(2,535)	—
Debt issuance costs	(5,834)	(3,337)	(12,732)
Net cash provided by (used in) financing activities	$6,769	$(1,583,824)	$(457,726)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$133,120	$(134,897)	$35,178
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	258,283	393,180	358,002
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$391,403	$258,283	$393,180

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$114,095	$76,661	$37,947
Cash paid for income taxes	30,903	58,524	43,427

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (CONTINUED)

(In thousands)

	For the year ended December 31,
	2023	2022	2021
Supplemental Disclosure of Non-Cash Activity:
Issuance of common stock in connection with acquisitions	$—	$—	$120,571
Issuance of common stock to settle compensation liabilities	2,953	6,551	9,589
Issuance of common stock to settle contingent consideration liabilities (NOTE 7)	—	8,750
Net increase in total equity due to consolidations of tax credit entities (NOTE 17)	—	10,447	—
Net increase in total assets due to consolidations of tax credit entities (NOTE 17)	—	13,700	—
Net increase in total liabilities due to consolidations of tax credit entities (NOTE 17)	—	3,559	—
Forgiveness of receivables related to acquisitions	—	5,460	—
Allowance charge-off of loan held for investment	(6,033)	—	—
Additions of contingent consideration liabilities from acquisitions (NOTE 7)	—	117,955	93,304

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2023. The Company has made certain disclosures in the notes to the consolidated financial statements of events that have occurred subsequent to December 31, 2023, including the discussion below. There have been no other material subsequent events that would require recognition in the consolidated financial statements.

The Company is obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with the sale of loans through these programs, are breached. In the first quarter of 2024, the Company expects to repurchase a Fannie Mae loan with a UPB of $13.5 million. Based on the information available at this time, the Company does not believe it will incur a material loss associated with this loan.

Additionally, the Company received a repurchase request from Freddie Mac related to a loan with a UPB of $11.4 million, and the Company has appealed Freddie Mac's request. In January 2024, Freddie Mac informed the Company that they were considering requesting that it repurchase a second loan with a UPB of $34.8 million, but the Company has not received a formal request to repurchase the loan.

The Company is currently evaluating its options to resolve both loans with Freddie Mac, and the Company believes it is likely that it will ultimately repurchase both Freddie Mac loans in 2024 or otherwise indemnify Freddie Mac for any losses it incurs on the loans. With respect to the $11.4 million loan, based on the information available at this time, the Company does not believe it will incur a material loss regardless

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of the resolution negotiated with Freddie Mac. With respect to the $34.8 million loan, the Company has not yet been given access to the underlying property for inspection and evaluation such that it can properly estimate the amount of any such loss. Based on the information available at this time, the Company believes that the value of the underlying property is likely less than the UPB of the loan.

Use of Estimates—The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses; including the allowance for risk-sharing obligations, initial fair value of capitalized mortgage servicing rights, initial and recurring fair value assessments of contingent consideration, and goodwill impairment, actual results may vary from these estimates.

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

Discount Rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were between 8% and 14% for the years ended December 31, 2023, 2022 and 2021 and varied based on loan type.

Estimated Life—The estimated life of the MSRs is derived based upon the stated term of the prepayment protection provisions of the underlying loan and may be reduced by six to 12 months based upon the expiration or reduction of the prepayment provisions prior to the stated maturity date. The Company’s model for MSRs assumes full prepayment of the loan at or near the point when the prepayment provisions expire. The Company’s historical experience is that the prepayment provisions typically do not provide a significant deterrent to a borrower’s paying off the loan within six to 12 months of the expiration of the prepayment provisions.

Placement Fees—The estimated earnings rate on escrow accounts associated with the servicing of the loans for the life of the MSR is added to the estimated future cash flows.

The assumptions used to estimate the fair value of capitalized MSRs at loan sale are based on internal models and are compared to assumptions used by other market participants periodically. When such comparisons indicate that these assumptions have changed significantly, the Company adjusts its assumptions accordingly. For example, the Company made adjustments to the discount rates in 2021 and escrow earnings rate in 2021, 2022, and 2023 based on observations from other market participants and economic conditions.

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

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company’s goodwill is allocated to five reporting units, each of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

which is a component of either the Capital Markets (“CM”) segment or the Servicing & Asset Management (“SAM”) segment. The Company performs its impairment testing annually as of October 1 for each reporting unit for which goodwill has been allocated. The Company’s October 1, 2023, impairment test consisted of a qualitative assessment for three reporting units as there were no indicators of impairment. For the other two reporting units, the Company performed a quantitative analysis and recognized a total of $62.0 million of goodwill impairment, as described in NOTE 7.

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

Overall Current Expected Credit Losses Approach

The Company uses the weighted-average remaining maturity method (“WARM”) for calculating its allowance for risk-sharing obligations, the Company’s liability for the off-balance-sheet credit exposure associated with the Fannie Mae at-risk DUS loans. WARM uses a historical weighted average annual charge-off rate (“historical loss rate”) that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL reserve. The historical loss rate is applied to the unpaid principal balance (“UPB”) over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL reserve for the entire current portfolio as described further below.

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

The Company uses its historical runoff rate for each of the different loan term pools as a proxy for the expected runoff rate. The Company believes that borrower behavior and macroeconomic conditions will not deviate significantly from historical performance over the approximately ten-year period in which the Company has compiled the actual loss data. The 10-year period is intended to capture the various cycles of industry performance and provides a period that is long enough to capture sufficient observations of runoff history. In addition, due to the prepayment protection provisions for Fannie Mae DUS loans, the Company has not seen significant volatility in historical prepayment rates due to gradual changes in interest rates and would not expect this to change materially in future periods.

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

The historical loss rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year period is used as the Company believes that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. This approach captures a portion of the adverse impact of the years following the great financial crisis of 2007-2010 because multifamily commercial loans have a lag period from the time of initial distress indications through the timing of loss settlement. The same loss rate is utilized across each loan term type as the Company has not observed any historical or industry-published data to indicate there is any difference in the occurrence probability or loss severity for a loan based on its loan origination term.

Reasonable and Supportable Forecast Period

The Company currently uses one year for its reasonable and supportable forecast period (the “forecast period”). The Company uses a forecast of unemployment rates, historically a highly correlated indicator for multifamily occupancy rates, and general economic forecasts from third parties to assess what macroeconomic and multifamily market conditions are expected to be like over the coming year. The Company then associates the forecasted conditions with a similar historical period over the past ten years, which could be one or several years, and uses the Company’s average loss rate for that historical period as a basis for the loss rate used for the forecast period. The Company reverts to the historical loss rate over a one-year period on a straight-line basis. For all remaining years until maturity, the Company uses the historical loss rate as described above to estimate losses. The average loss rate from a historical period used for the forecast period may be qualitatively adjusted as necessary if the forecasted macroeconomic and industry conditions differ materially from the historical period.

Identification of Collateral-Based Reserves for Defaulted Loans

The Company monitors the performance of each risk-sharing loan for events or conditions which may signal a potential default. The Company’s process for identifying which risk-sharing loans may be probable of default consists of an assessment of several qualitative and quantitative factors, including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio (“DSCR”), property condition, and financial strength of the borrower or key principal(s). In instances where payment under the guaranty on a specific loan is determined to be probable, the Company separately measures the expected loss through an assessment of the underlying fair value of the asset, disposition costs, and the risk-sharing percentage (the “collateral-based reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Consolidated Statements of Income. These loans are removed from the WARM calculation described above, and the associated loan-specific mortgage servicing right and guaranty obligation are written off. The expected loss on the risk-sharing obligation is dependent on the fair value of the underlying property as the loans are collateral dependent. Historically, initial recognition of a collateral-based reserve occurs at or before a loan becomes 60 days delinquent.

The amount of the collateral-based reserve considers historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The estimate of property fair value at initial recognition of the collateral-based reserve is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan and underlying collateral. The Company regularly monitors the collateral-based reserves on all applicable loans and updates loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. The maximum amount of the loss the Company absorbs at the time of default is 20% of the origination UPB of the loan.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Substantially all of the Provision (benefit) for credit losses for the years ended December 31, 2023, 2022, and 2021 is related to the provision (benefit) for risk-sharing obligations, with the other portion attributable to the provision (benefit) for loan losses related to loans held for investment.

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

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company elects to measure all originated loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status at December 31, 2023 and 2022.

Co-broker fees, which are netted against Loan origination and debt brokerage fees, net in the Consolidated Statements of Income, were $12.0 million, $17.3 million, and $21.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Stock option awards were granted to executive officers in the past. The Company has not granted any stock option awards since 2017 and does not expect to issue stock options for the foreseeable future. A small number of vested but unexercised stock options is outstanding as of December 31, 2023.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

For presentation in the Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Consolidated Statements of Cash Flows to the related captions on the Consolidated Balance Sheets as of December 31, 2023, 2022, 2021, and 2020.

	December 31,
(in thousands)	2023	2022	2021	2020
Cash and cash equivalents	$328,698	$225,949	$305,635	$321,097
Restricted cash	21,422	17,676	42,812	19,432
Pledged cash and cash equivalents (NOTE 9)	41,283	14,658	44,733	17,473
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$391,403	$258,283	$393,180	$358,002

Income Taxes—The Company files income tax returns in the applicable U.S. federal, state, and local jurisdictions and generally is subject to examination by the respective jurisdictions for three to four years from the filing of a tax return. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax planning strategies.

The Company had an immaterial accrual for uncertain tax positions as of December 31, 2023 and 2022.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest income is earned on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income is earned on loans held for investment after a loan is closed and before a loan is repaid. Warehouse

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. The Company had a portfolio of participating interests in loans held for investment that was accounted for as a secured borrowing and paid off at the end of the second quarter of 2021. The Company recognized Net warehouse interest income on the unpaid principal balance of the loans and secured borrowing for the year ended December 31, 2021. The interest income and expense on the secured borrowing, which offset each other and are included in Net warehouse interest income (expenses), was $1.7 million for the year ended December 31, 2021. Included in Net warehouse interest income, (expense) for the three years ended December 31, 2023, 2022, and 2021 are the following components:

	For the year ended December 31,
Components of Net Warehouse Interest Income (Expense) (in thousands)	2023	2022	2021
Warehouse interest income	$44,705	$65,065	$54,886
Warehouse interest expense	(50,338)	(49,288)	(32,778)
Net warehouse interest income (expense)	$(5,633)	$15,777	$22,108

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 4 and 9), certain cash, cash equivalents, and securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. Substantially all of the balance of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2023 and 2022 was pledged against Fannie Mae risk-sharing obligations. The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds (cash equivalent) and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all accounted for as available-for-sale (“AFS”) securities. The Company does not record an allowance for credit losses for its Agency MBS, including those whose fair value is less than amortized cost. Agency MBS carry the guarantee of payment from the Agencies, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The contractual cash flows of Agency MBS are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities.

Contracts with Customers—A majority of the Company’s revenues are derived from the following sources, all of which are excluded from the accounting provisions applicable to contracts with customers: (i) financial instruments, (ii) transfers and servicing, (iii) derivative transactions, and (iv) investments in debt securities/equity-method investments. The remaining portion of revenues is derived from contracts with customers. Other than LIHTC asset management fees as described below, the Company’s contracts with customers generally do not require judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the Company’s contracts with customers is generally not complicated and is generally completed in a short period of time.

The Company provides asset management services to investors in low-income housing tax credits funds and earns an asset management fee (“AMF”). The AMF is generally a specified percentage of invested assets in the LIHTC fund. The LIHTC funds invest in low-income housing projects, typically for a period of 10-15 years to meet the qualifications for the tax credit benefit. Cash distributions are made from the low-income housing project to the LIHTC fund. These distributions are subject to significant uncertainty as to the amount and timing as they are dependent upon the availability of cash for distribution, operating performance, and liquidity of the low-income housing project investments. Due to this significant uncertainty, the Company considers the contractual AMF to be variable consideration, substantially all of which is constrained. The Company estimates the amount of consideration not subject to the constraint at each quarterly reporting period. The amount of AMF revenue recognized each period is based on an assessment of the projected cash collections expected over the next 12 months. This projection is based on historical distributions and other considerations. The Company recognized asset management fees of $36.7 million and $61.1 million for the years ended December 31, 2023, and December 31, 2022, respectively. The asset management fees for the year ended December 31, 2021, were immaterial as the acquisition of Alliant occurred in December 2021. The AMF receivable was $40.2 million as of December 31, 2023 and $43.0 million as of December 31, 2022. The asset management fee receivable is included in Receivables, net on the Consolidated Balance Sheets, and the AMF revenue is included within Investment management fees in the Consolidated Statements of Income.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about the Company’s contracts with customers for the years ended December 31, 2023, 2022, and 2021:

Description (in thousands)	2023	2022	2021	Statement of income line item
Certain loan origination fees	$71,445	$157,153	$186,986	Loan origination and debt brokerage fees, net
Property sales broker fees	53,966	120,582	119,981	Property sales broker fees
Investment management fees	45,381	71,931	25,637	Investment management fees
Application fees, appraisal revenues, subscription revenues, syndication fees, and other revenues	87,417	80,304	30,920	Other revenues
Total revenues derived from contracts with customers	$258,209	$429,970	$363,524

Loans Held for Investment, net (“LHFI”)—Loans held for investment are multifamily loans originated by the Company through the Interim Loan Program for properties that currently do not qualify for permanent GSE or HUD (collectively, the “Agencies”) financing. These loans have terms of up to three years and are all interest-only, multifamily loans with similar risk characteristics and no geographic concentration. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses.

As of December 31, 2023, LHFI consisted of two loans with an aggregate $40.1 million of unpaid principal balance less an immaterial amount of net unamortized deferred fees and costs and allowance for loans losses. As of December 31, 2022, LHFI consisted of nine loans with an aggregate $206.8 million of unpaid principal balance less $0.4 million of net unamortized deferred fees and costs and $6.2 million of allowance for loan losses. LHFI are included as a component of Other assets in the Consolidated Financial Statements.

The Company did not have any LHFI that were defaulted and in non-accrual status as of December 31, 2023 compared to one loan held for investment with an unpaid principal balance of $14.7 million and an allowance for loan losses of $5.9 million as of December 31, 2022. During the second quarter of 2023, the Company sold the underlying collateral of the delinquent loan for $8.7 million and wrote off the $6.0 million of collateral-based reserves. The Company had not recorded any interest related to this loan since it went on non-accrual in 2019. The amortized cost basis of the loans as of December 31, 2023 and 2022 was $40.1 million and $191.7 million, respectively. As of December 31, 2023, $14.2 million and $25.9 million of the loans that were current were originated in 2021, and 2019, respectively.

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

The estimated fair value of the guaranty obligation is based on the present value of the cash flows expected to be paid under the guaranty over the estimated life of the loan discounted using a rate consistent with what is used for the calculation of the mortgage servicing right for each loan. The life of the guaranty obligation is the estimated period over which the Company believes it will be required to stand ready under the guaranty, which is generally the term of the loan. Subsequent to the initial measurement date, the liability is amortized over the life of the guaranty period using the straight-line method as a component of and reduction to Amortization and depreciation in the Consolidated Statements of Income.

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents, except as described in Pledged Securities above, as of December 31, 2023 and 2022.

Restricted Cash—Restricted cash represents primarily good faith deposits from borrowers. The Company records a corresponding liability for the good faith deposits from borrowers within Other liabilities on the Consolidated Balance Sheets. As of December 31, 2022 only, the balance included cash held in a collection account to be used to fund the payment terms of the Alliant note payable, which was paid off in 2023.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Receivables, Net—Receivables, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, notes receivable from the developers of affordable housing projects, asset management fees receivable, and other receivables. Substantially all of these receivables are expected to be collected within a short period of time and are with counterparties with high credit quality (such as the Agencies). Additionally, the Company has not experienced any material credit losses related to these receivables. Consequently, the Company has not recorded an allowance for credit losses associated with its receivables as of December 31, 2023 and 2022.

Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, loans held for sale, and derivative financial instruments.

The Company places the cash and temporary investments with systematically important financial institutions, which are Federal Deposit Insurance Corporation (“FDIC”) insured banks, and certain of the Company’s cash deposits exceed FDIC insurance limits. The Company believes no significant credit risk exists with these financial institutions. The counterparties to the loans held for sale and funding commitments are owners of residential multifamily properties located throughout the United States. Mortgage loans are generally transferred or sold within 60 days from the date that a mortgage loan is funded. There is no material residual counterparty risk with respect to the Company's funding commitments as each potential borrower must make a non-refundable good faith deposit when the funding commitment is executed. The counterparty to the forward sale is Fannie Mae, Freddie Mac, or a broker-dealer that has been determined to be a credit-worthy counterparty by us and our warehouse lenders. There is a risk that the purchase price agreed to by the investor will be reduced in the event of a late delivery. The risk for non-delivery of a loan primarily results from the risk that a borrower does not close on the funding commitment in a timely manner. This risk is generally mitigated by the non-refundable good faith deposit.

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

Recently Adopted and Recently Announced Accounting Pronouncements—The Company is currently evaluating Accounting Standards Updates (“ASU”) 2023-07 Segment Reporting and 2023-09 Income Taxes, which have effective dates for fiscal years starting in 2024 and 2025, respectively. The Company believes these ASUs will not materially impact the Company’s consolidated financial statements or disclosures. There were no other recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s consolidated financial statements. The Company did not adopt any new accounting policies during 2023.

Reclassifications—The Company has made immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of MSRs was $1.4 billion as of both December 31, 2023 and 2022. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. See the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate as of December 31, 2023 would be a decrease in the fair value of $44.0 million to the MSRs outstanding as of December 31, 2023.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The impact of a 200-basis point increase in the discount rate as of December 31, 2023 would be a decrease in the fair value of $85.0 million to the MSRs outstanding as of December 31, 2023.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the years ended December 31, 2023 and 2022 follows:

	For the year ended December 31,
Roll Forward of MSRs (in thousands)	2023	2022
Beginning balance	$975,226	$953,845
Additions, following the sale of loan	142,129	244,259
Amortization	(199,633)	(189,211)
Pre-payments and write-offs	(10,307)	(33,667)
Ending balance	$907,415	$975,226

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of December 31, 2023 and 2022:

Components of MSRs (in thousands)	December 31, 2023	December 31, 2022
Gross value	$1,733,844	$1,659,185
Accumulated amortization	(826,429)	(683,959)
Net carrying value	$907,415	$975,226

The expected amortization of MSRs held in the Consolidated Balance Sheet as of December 31, 2023 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Year Ending December 31,
2024	$191,224
2025	169,310
2026	143,500
2027	122,149
2028	98,344
Thereafter	182,888
Total	$907,415

The Company recorded write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of the MSR roll forward shown above and as a component of Amortization and depreciation in the Consolidated Statements of Income. Prepayment fees totaling $3.5 million, $26.5 million, and $40.1 million were earned for 2023, 2022, and 2021, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income. Placement fees totaling $127.4 million, $43.3 million, and $5.6 million were earned for the years ended December 31, 2023, 2022, and 2021, respectively, and are included as a component of Placement fees and other interest income in the Consolidated Statements of Income. All other ancillary servicing fees were immaterial for the periods presented.

Management reviews the MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis in conjunction with the Company’s assessment of the allowance for risk-sharing obligations. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, the weighted average remaining life of the aggregate MSR portfolio was 6.5 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS AND GUARANTY OBLIGATION

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Substantially all loans sold under the Fannie Mae DUS program contain modified or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for CECL for all loans in its Fannie Mae at-risk servicing portfolio and also records collateral-based reserves as necessary and presents this combined loss reserve as Allowance for risk-sharing obligations on the Consolidated Balance Sheets. Additionally, a guaranty obligation is presented as a component of Other liabilities on the Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the years ended December 31, 2023 and 2022 follows:

	For the year ended December 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2023	2022
Beginning balance	$44,057	$62,636
Provision (benefit) for risk-sharing obligations	(10,448)	(13,948)
Write-offs	(2,008)	(4,631)
Ending balance	$31,601	$44,057

The Company assesses several qualitative and quantitative factors impacting the current and expected unemployment rate, macroeconomic conditions, and the multifamily market to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historic loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision impact during each quarter for the years ended December 31, 2023, 2022, and 2021 follows.

	2023
CECL Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	2.3	2.3	2.3	2.4	N/A
Reversion-period loss rate (in basis points)	1.5	1.5	1.5	1.5	N/A
Historical loss rate (in basis points)	0.6	0.6	0.6	0.6	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$54.5	$55.7	$57.4	$58.5	N/A
CECL allowance (in millions)	$28.7	$28.9	$31.0	$31.6	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(10.9)	$(0.7)	$0.6	$0.6	$(10.4)

	2022
CECL Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	3.0	2.2	2.2	2.1	N/A
Reversion-period loss rate (in basis points)	2.0	1.7	1.7	1.7	N/A
Historical loss rate (in basis points)	1.2	1.2	1.2	1.2	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$49.7	$51.2	$52.1	$54.0	N/A
CECL allowance (in millions)	$42.5	$37.7	$38.9	$39.7	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(9.4)	$(4.8)	$1.2	$(0.9)	$(13.9)

	2021
CECL Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	4.0	3.0	3.0	3.0	N/A
Reversion-period loss rate (in basis points)	2.0	2.0	2.0	2.0	N/A
Historical loss rate (in basis points)	1.8	1.8	1.8	1.8	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$45.4	$45.9	$47.0	$48.0	N/A
CECL allowance (in millions)	$57.0	$52.8	$54.0	$52.3	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(10.7)	$(4.3)	$1.3	$1.0	$(12.7)

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of December 31, 2023 was 6.4 years compared to 7.2 years as of December 31, 2022.

Three loans had aggregate collateral-based reserves of $2.8 million as of December 31, 2023 compared to two loans that had aggregate collateral-based reserves of $4.4 million as of December 31, 2022.

Activity related to the guaranty obligation for the years ended December 31, 2023 and 2022 follows:

	For the year ended December 31,
Roll Forward of Guaranty Obligation (in thousands)	2023	2022
Beginning balance	$43,950	$47,378
Additions, following the sale of loan	4,040	6,532
Amortization and write-offs	(8,122)	(9,960)
Ending balance	$39,868	$43,950

As of December 31, 2023 and 2022, the maximum quantifiable contingent liability associated with the Company’s guarantees for the at-risk loan serviced under the Fannie Mae DUS agreement was $11.9 billion and $11.0 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $130.5 billion as of December 31, 2023 compared to $123.1 billion as of December 31, 2022

As of both December 31, 2023 and 2022, custodial deposit accounts relating to loans serviced by the Company totaled $2.7 billion. These amounts are not included in the Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposit, presented within Placement fees and other interest income in the Consolidated Statements of Income. Certain cash deposits exceed the FDIC insured limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 6—DEBT

Warehouse Facilities

As of December 31, 2023, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, as of December 31, 2023, the Company had warehouse lines of credit with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company had pledged substantially all of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate and hold loans held for investment depends upon market conditions, and its ability to secure and maintain these types of short-term financings on acceptable terms. As of December 31, 2023, the Interim Warehouse Facilities had $454.8 million of total facility capacity with an outstanding balance of $25.6 million. The interest rate on the Interim Warehouse Facilities ranged from SOFR (defined below) plus 135 to 325 basis points.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The interest rate for all our warehouse facilities is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”). The maximum amount and outstanding borrowings under Warehouse notes payable as of December 31, 2023 and 2022 follow:

	December 31, 2023
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$88,586	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	7,500	SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	177,262	SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	53,403	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	42,120	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,825,000	$2,040,000	$3,865,000	$368,871
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	201,973
Total Agency Warehouse Facilities	$1,825,000	$3,540,000	$5,365,000	$570,844

	December 31, 2022
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$141,965	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	102,926	SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	110,394	SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	26,079	SOFR plus 1.30%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	—	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,825,000	$2,040,000	$3,865,000	$381,364
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	11,350
Total Agency Warehouse Facilities	$1,825,000	$3,540,000	$5,365,000	$392,714
(1)	Interest rate presented does not include the effect of any interest rate floors.

Interest expense under the warehouse notes payable for the years ended December 31, 2023, 2022, and 2021 aggregated to $50.3 million, $49.3 million, and $34.5 million, respectively. Included in interest expense in 2023, 2022, and 2021 were the amortization of facility fees totaling $3.2 million, $3.6 million, and $3.8 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2023.

Agency Warehouse Facilities

The following section provides a summary of the key terms related to each of the Agency Warehouse Facilities. The Company believes that the five committed and uncommitted credit facilities from national banks and the uncommitted credit facility from Fannie Mae provide the Company with sufficient borrowing capacity to conduct its Agency lending operations. The Agency Warehouse agreements contain certain affirmative and negative covenants that are binding on the Company’s operating subsidiary, Walker & Dunlop, LLC (which are in some cases subject to exceptions), including, but not limited to, restrictions on its ability to assume, guarantee, or become contingently liable for the obligation of another person, to undertake certain fundamental changes such as reorganizations, mergers, amendments to the Company’s certificate of formation or operating agreement, liquidations, dissolutions or dispositions or acquisitions of assets or businesses, to cease to be directly or indirectly wholly owned by the Company, to pay any subordinated debt in advance of its stated maturity or to take any action that would cause Walker & Dunlop, LLC to lose all or any part of its status as an eligible lender, seller, servicer or issuer or any license or approval required for it to engage in the business of originating, acquiring, or servicing mortgage loans.

Agency Warehouse Facility #1:

The Company has a warehousing credit and security agreement with a national bank for a $325.0 million committed warehouse line that is scheduled to mature on August 28, 2024. The agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at SOFR plus 130 basis points. In

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

addition to the committed borrowing capacity, the agreement provides $250.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2023, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date.

Agency Warehouse Facility #2:

The Company has a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on April 12, 2024. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at SOFR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2023, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date.

Agency Warehouse Facility #3:

The Company has a $600.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on May 15, 2024. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of SOFR plus 135 basis points. In addition to the committed borrowing capacity, the agreement provides $265.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2023, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date.

Agency Warehouse Facility #4:

The Company has a $200.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on June 22, 2024. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of SOFR plus 135 basis points. In addition to the committed borrowing capacity, the agreement provides $225.0 million of uncommitted borrowing capacity that bears interest at a rate of SOFR plus 130 basis points. During 2023, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date, updated the interest rate as shown in the table above, and updated one of the financial covenants to conform with the Company’s other financial covenants.

Agency Warehouse Facility #5:

The Company has a master repurchase agreement with a national bank for a $1.0 billion uncommitted advance credit facility that is scheduled to mature on September 12, 2024. The facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of SOFR plus 145 basis points. During 2023, the Company executed an amendment to the warehouse agreement related to this facility to extend the maturity date.

No other material modifications were made to the Agency warehouse agreements during 2023.

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

The Agency Warehouse Facilities require compliance with certain financial covenants, which are measured for the Company and its subsidiaries on a consolidated basis, which include but are not limited to minimum tangible net worth requirements, minimum liquidity requirements, minimum servicing portfolio UPB requirements, debt service coverage ratios, and other customary financial covenants. The agreements contain customary events of default, which are in some cases subject to certain exceptions, thresholds, notice requirements, and grace periods. The warehouse agreements contain cross-default provisions, such that if a default occurs under any of the Company’s warehouse

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

agreements, generally the lenders under the other warehouse agreements could also declare a default. The Company is in compliance with all of its Agency warehouse facility covenants.

Notes payable

The following section provides a summary of the key terms related to each of the Company’s notes payable.

Term Loan Notes Payable

On December 16, 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”) that replaced the Company’s prior credit agreement and provided for a $600.0 million term loan (the “Term Loan”). The Term loan was issued at a 0.25% discount, has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration in the event of a default of the Term Loan pursuant to the term of the Term Loan Agreement), and bears interest at SOFR plus 225 basis points with a SOFR floor of 50 basis points. At any time, the Company may also elect to request one or more incremental term loan commitments not to exceed $230.0 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that the total indebtedness would not cause the leverage ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00.

On January 12, 2023, the Company entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an increment term loan (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan. The Company used approximately $115.9 million of the proceeds to pay off the Alliant note payable, accrued interest, and other fees. The Alliant note payable was a note payable held at the Company’s wholly owned subsidiary, Alliant (now referred to as Walker & Dunlop Affordable Equity or “WDAE”).

The Company is obligated to make principal payments on the Term Loan and Incremental Term Loan (collectively “Corporate Debt”) in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Corporate Debt on the last business day of each of March, June, September, and December that commenced on March 31, 2022 and June 30, 2023, respectively. The Corporate Debt also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreements. The remaining unpaid principal balance of the Corporate Debt is required to be paid in full on December 16, 2028 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreements) and will be in an amount equal to the aggregate outstanding principal of the Corporate Debt on such date (together with all accrued interest thereon).

The obligations of the Company under the Credit Agreement are guaranteed by Walker & Dunlop Multifamily, Inc., Walker & Dunlop, LLC, Walker & Dunlop Capital, LLC, W&D BE, Inc., and Walker & Dunlop Investment Sales, LLC, each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to the Amended and Restated Guarantee and Collateral Agreement entered into on December 16, 2021, among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent (the “Guarantee and Collateral Agreement”). Subject to certain exceptions and qualifications contained in the Credit Agreement, the Company is required to cause any newly created or acquired subsidiary, unless such subsidiary has been designated as an Excluded Subsidiary (as defined in the Credit Agreement) by the Company in accordance with the terms of the Credit Agreement, to guarantee the obligations of the Company under the Credit Agreement and become a party to the Guarantee and Collateral Agreement. The Company may designate a newly created or acquired subsidiary as an Excluded Subsidiary, so long as certain conditions and requirements provided for in the Credit Agreement are met.

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

The Credit Agreement contains customary events of default (which are, in some cases, subject to certain exceptions, thresholds, notice requirements, and grace periods), including, but not limited to, non-payment of principal, interest, or other amounts, misrepresentations, failure

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, certain ERISA events and judgments. The Company is in compliance with all covenants related to the Credit Agreement.

The following table shows the components of the notes payable as of December 31, 2023 and 2022:

(in thousands, unless otherwise specified)	December 31,
	2023	2022	Interest rate and repayments
Term Loan Note Payable
Unpaid principal balance	$588,000	$594,000	Quarterly principal payments of $1.5 million;
Unamortized debt discount	(1,033)	(1,270)	Interest rate varies - see above for further details
Unamortized debt issuance costs	(6,177)	(7,594)
Carrying balance	$580,790	$585,136

Incremental Term Loan Note Payable
Unpaid principal balance	$198,500	$—	Quarterly principal payments of $0.5 million;
Unamortized debt discount	(3,354)	—	Interest rate varies - see above for further details
Unamortized debt issuance costs	(2,578)	—
Carrying balance	$192,568	$—

Corporate Debt	$773,358	$585,136

Alliant Note Payable
Unpaid principal balance	$—	$114,546	4.75% Fixed-rate
Fair value adjustment(1)	—	4,421
Carrying balance	$—	$118,967

Total Notes Payable Carrying Balance	$773,358	$704,103

(1)	Fair value adjustment related to the acquisition of Alliant.

The scheduled maturities, as of December 31, 2023, for the aggregate of the warehouse notes payable and the notes payable are shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale and loans held for investment. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts below related to the Corporate Debt notes payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the Credit Agreement (i.e., the contingent payments). The maturities below are in thousands.

Year Ending December 31,	Maturities
2024	$621,951
2025	8,000
2026	8,000
2027	8,000
2028	754,500
Thereafter	—
Total	$1,400,451

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2023 were or are expected to be repaid in 2024.

Interest on the Company’s warehouse notes payable and notes payable are based on SOFR. As a result of the transition from LIBOR on

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023, the Company has transitioned all of its debt agreements to SOFR effective July 1, 2023.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Acquisition Activities

A summary of the Company’s goodwill by reportable segments as of and for the year ended December 31, 2023 and 2022 follows:

			e
	For the year ended December 31,
(in thousands)	2023			2022
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$520,191	$439,521	$959,712	$297,416	$401,219	$698,635
Additions from acquisitions	—	—	—	222,670	—	222,670
Measurement-period and other adjustments	3,998	—	3,998	105	38,302	38,407
Ending gross goodwill balance	$524,189	$439,521	$963,710	$520,191	$439,521	$959,712

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$—	$—	$—	$—	$—	$—
Impairment	62,000	—	62,000	—	—	—
Ending accumulated goodwill impairment	$62,000	$—	$62,000	$—	$—	$—

Goodwill	$462,189	$439,521	$901,710	$520,191	$439,521	$959,712

(1) As of both December 31, 2023, and 2022, no goodwill was allocated to the Corporate reportable segment.

The additions to goodwill from acquisitions during 2022 shown in the table above during the year ended December 31, 2022 relate to two acquisitions. The Company acquired 100% of the equity interests of GeoPhy B.V. (“GeoPhy”), a Netherlands-based commercial real-estate technology company. As part of the acquisition, the Company also obtained GeoPhy’s 50% interest in the Company’s appraisal joint venture, Apprise. Prior to the acquisition, the Company accounted for its 50% investment in Apprise under the equity method. The remeasurement of the Company’s existing 50% interest resulted in a $39.6 million gain (“Apprise revaluation gain”) that is included as a component of Other revenues in the Consolidated Statements of Income.

The GeoPhy acquisition included contingent consideration that is contingent on achieving certain revenue and productivity milestones over a four-year period. The maximum earnout included as part of the GeoPhy acquisition is $205.0 million. The Company estimated the fair value of this contingent consideration upon acquisition as $115.0 million using a Monte Carlo simulation.

The goodwill of $214.0 million resulting from the GeoPhy acquisition was allocated to two reporting units within the Company’s Capital Markets reportable segment. The other acquisition was immaterial. Additional details related to the GeoPhy acquisition can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The measurement-period adjustments shown above for both the years ended December 31, 2023 and 2022 related primarily to routine working capital adjustments.

In connection with its annual impairment evaluation performed on October 1, 2023, the Company recognized goodwill impairment totaling $62.0 million as seen above as the estimated fair value of the reporting units declined below their carrying value. The Company estimated the fair value of the reporting units based on discounted cash flow models that utilized significant unobservable inputs and assumptions. The Company allocated this goodwill impairment to the two reporting units to which the GeoPhy operations and goodwill are assigned as discussed previously, both of which are components of the Capital Markets reportable segment. Due to sustained challenging market conditions resulting from the rapidly increasing interest rate environment that has impacted the multifamily market, management’s projected cash flows for these two reporting units declined due to lower than projected revenues and growth rates.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Intangible Assets

The Company’s other intangibles assets consist primarily of acquired customer contracts and technology intellectual property intangibles. The Company had no indefinite-lived intangible assets as of December 31, 2023 and 2022, and assesses its other intangible assets for impairment periodically. Activity related to other intangible assets for the years ended December 31, 2023 and 2022 follows:

	For the year ended December 31,
Roll Forward of Other Intangible Assets (in thousands)	2023	2022
Beginning balance	$198,643	$183,904
Additions from acquisitions	—	31,000
Amortization	(16,668)	(16,261)
Ending balance	$181,975	$198,643

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of December 31, 2023 and December 31, 2022:

Components of Other Intangible Assets (in thousands)	December 31, 2023	December 31, 2022
Gross value	$220,682	$220,682
Accumulated amortization	(38,707)	(22,039)
Net carrying value	$181,975	$198,643

The expected amortization of other intangible assets shown in the Consolidated Balance Sheet as of December 31, 2023 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Year Ending December 31,
2024	$16,274
2025	16,274
2026	16,274
2027	16,274
2028	16,274
Thereafter	100,605
Total	$181,975

As of December 31, 2023, the weighted average remaining life of all the other intangible assets was 11.6 years.

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities, as of and for the years ended December 31, 2023 and 2022 follows:

	For the year ended December 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2023	2022
Beginning balance	$200,346	$125,808
Additions	—	117,955
Accretion	1,790	4,642
Fair value adjustments	(62,500)	(13,512)
Payments	(26,090)	(34,547)
Ending balance	$113,546	$200,346

The contingent consideration liabilities presented in the table above relate to: (i) acquisitions of debt brokerage and investment sales brokerage companies completed over the past several years, (ii) the purchase of noncontrolling interests in 2020 that was fully earned as of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and paid in 2022, (iii) the Company’s LIHTC subsidiary, and (iv) the GeoPhy acquisition. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earnout period of five years, provided certain revenue targets and other metrics have been met. The last of the earn-out periods related to the contingent consideration ends in the third quarter of 2027. In each case, the Company estimated the initial and December 31, 2023 fair values of the contingent consideration using a Monte Carlo simulation.

During 2023, the Company made fair value adjustments as seen above on contingent consideration liabilities associated with the GeoPhy acquisition based primarily on updated management forecasts that resulted in a much lower probability of achievement.

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

The adjustments to the fair value of contingent considerations for the years ended December 31, 2023 and 2022 are included within Fair value adjustments to contingent consideration liabilities in the Consolidated Statements of Income.

The recognition of the contingent consideration liability for the two acquisitions in 2022 and the fair value adjustments in 2023 and 2022 are non-cash, and thus not reflected in the amount of cash consideration paid on the Consolidated Statements of Cash Flows. In addition, $8.8 million of the payments settling contingent consideration liabilities included in the table above for the year ended December 31, 2022 were from the issuance of the Company’s common stock, a non-cash transaction.

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

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis and are carried at the lower of amortized costs or fair value. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is evidence of impairment and for disclosure purposes (NOTE 3). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated placement fee revenue from escrow deposits, delinquency rates, late charges, costs to service, and other economic

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing MSR assets.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and are classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS Agency MBS using third party broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2.
●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are initially recognized at fair value at acquisition and subsequently remeasured using a Monte Carlo simulation that uses updated management forecasts and current valuation assumptions and discount rates. The Company determines the fair value of each contingent consideration liability based on a probability of achievement, which incorporates management estimates. As a result, the Company classifies these liabilities as Level 3.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
December 31, 2023
Assets
Loans held for sale	$—	$594,998	$—	$594,998
Pledged securities	41,283	142,798	—	184,081
Derivative assets	—	—	31,451	31,451
Total	$41,283	$737,796	$31,451	$810,530

Liabilities
Derivative liabilities	$—	$—	$28,247	$28,247
Contingent consideration liabilities	—	—	113,546	113,546
Total	$—	$—	$141,793	$141,793

December 31, 2022
Assets
Loans held for sale	$—	$396,344	$—	$396,344
Pledged securities	14,658	142,624	—	157,282
Derivative assets	—	—	17,636	17,636
Total	$14,658	$538,968	$17,636	$571,262

Liabilities
Derivative liabilities	$—	$—	$2,076	$2,076
Contingent consideration liabilities	—	—	200,346	200,346
Total	$—	$—	$202,422	$202,422

There were no transfers between any of the levels within the fair value hierarchy during any of the years presented in the consolidated financial statements.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
Derivative Assets and Liabilities, net (in thousands)	2023	2022
Beginning balance	$15,560	$30,961
Settlements	(388,682)	(555,168)
Realized gains (losses) recorded in earnings(1)	373,122	524,207
Unrealized gains (losses) recorded in earnings(1)	3,204	15,560
Ending balance	$3,204	$15,560
(1)	Realized and unrealized gains from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Consolidated Statements of Income.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2023:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Derivative assets	$31,451	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$28,247	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$113,546	Monte Carlo Simulation	Probability of earnout achievement	20% - 100%	48%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2023 and December 31, 2022 are presented below:

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$328,698	$328,698	$225,949	$225,949
Restricted cash	21,422	21,422	17,676	17,676
Pledged securities	184,081	184,081	157,282	157,282
Loans held for sale	594,998	594,998	396,344	396,344
Loans held for investment, net(1)	40,056	40,139	200,247	200,900
Derivative assets(1)	31,451	31,451	17,636	17,636
Total financial assets	$1,200,706	$1,200,789	$1,015,134	$1,015,787

Financial Liabilities:
Derivative liabilities(2)	$28,247	$28,247	$2,076	$2,076
Contingent consideration liabilities(2)	113,546	113,546	200,346	200,346
Warehouse notes payable	596,178	596,428	543,447	544,050
Notes payable	773,358	786,500	704,103	708,546
Total financial liabilities	$1,511,329	$1,524,721	$1,449,972	$1,455,018
(1)	Included as a component of Other Assets on the Consolidated Balance Sheets.
(2)	Included as a component of Other Liabilities on the Consolidated Balance Sheets.

The following methods and assumptions were used for recurring fair value measurements as of December 31, 2023 and 2022:

Cash and Cash Equivalents and Restricted Cash—The carrying amounts approximate fair value because of the short maturity of these instruments (Level 1).

Pledged Securities—Consist of cash, highly liquid investments in money market accounts invested in government securities, and investments in Agency debt securities. The investments of the money market funds typically have maturities of 90 days or less and are valued using quoted market prices from recent trades. The fair value of the Agency debt securities incorporates the third-party broker estimates of fair value.

Loans Held for Sale—Consist of originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded and are valued using discounted cash flow models that incorporate observable prices from market participants.

Contingent Consideration Liability—Consists of the estimated fair values of expected future earnout payments related to acquisitions completed primarily in 2021 and 2022. The earn-out liabilities are valued using a Monte Carlo simulation analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earnout achievement, volatility rates, and

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

discount rate to determine the expected earn-out cash flows. The probability of the earn-out achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2023 and 2022.

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
December 31, 2023
Rate lock commitments	$463,626	$15,908	$11,492	$27,400	$27,400	$—	$—
Forward sale contracts	1,035,964	—	(24,196)	(24,196)	4,051	(28,247)	—
Loans held for sale	572,338	9,956	12,704	22,660	—	—	22,660
Total		$25,864	$—	$25,864	$31,451	$(28,247)	$22,660

December 31, 2022
Rate lock commitments	$376,870	$12,349	$(4,495)	$7,854	$7,854	$—	$—
Forward sale contracts	769,585	—	7,706	7,706	9,782	(2,076)	—
Loans held for sale	392,715	6,840	(3,211)	3,629	—	—	3,629
Total		$19,189	$—	$19,189	$17,636	$(2,076)	$3,629

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held substantially all of its pledged securities in Agency MBS as of December 31, 2023. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2023 collateral requirements as outlined above. As of December 31, 2023, reserve requirements for the December 31, 2023 DUS loan portfolio will require the Company to fund $77.1 million in additional restricted liquidity over the next 48-months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if at any time it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth as defined in the agreement, and the Company satisfied the requirements as of December 31, 2023. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of December 31, 2023, the net worth requirement was $304.8 million, and the Company's net worth, as defined in the requirements, was $1.0 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2023, the Company was required to maintain at least $60.7 million of liquid assets to meet operational liquidity requirements for

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fannie Mae, Freddie Mac, HUD, and Ginnie Mae. The Company had operational liquidity of $225.0 million, as defined in the requirements, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of December 31, 2023, 2022, 2021, and 2020:

	December 31,
Pledged Securities (in thousands)	2023	2022	2021	2020
Restricted cash	$2,727	$5,788	$3,779	$4,954
Money market funds	38,556	8,870	40,954	12,519
Total pledged cash and cash equivalents	$41,283	$14,658	$44,733	$17,473
Agency MBS	142,798	142,624	104,263	119,763
Total pledged securities, at fair value	$184,081	$157,282	$148,996	$137,236

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The following table provides additional information related to the AFS Agency MBS as of December 31, 2023 and 2022:

Fair Value and Amortized Cost of Agency MBS (in thousands)	December 31, 2023	December 31, 2022
Fair value	$142,798	$142,624
Amortized cost	143,862	144,801
Total gains for securities with net gains in AOCI	1,036	797
Total losses for securities with net losses in AOCI	(2,100)	(2,974)
Fair value of securities with unrealized losses	103,003	118,565

Pledged securities with a fair value of $93.2 million, an amortized cost of $95.3 million, and a net unrealized loss of $2.1 million have been in a continuous unrealized loss position for more than 12-months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	December 31, 2023
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	36,410	36,450
After five years through ten years	85,553	86,051
After ten years	20,835	21,361
Total	$142,798	$143,862

NOTE 10—SHARE-BASED PAYMENT

As of December 31, 2023, there were 10.5 million shares of stock authorized for issuance to directors, officers, and employees under the 2020 Equity Incentive Plan (and predecessor plans). As of December 31, 2023, 0.9 million shares remain available for grant under the 2020 Equity Incentive Plan.

Under the 2020 Equity Incentive Plan (and predecessor plans), the Company granted stock options to executive officers in the past and restricted shares to executive officers, employees, and non-employee directors during the years presented in the Consolidated Statements of Income, all without cost to the grantee. For the year ended December 31, 2023, the Company granted 0.2 million RSUs to the executive officers and certain other employees in connection with PSPs (“performance awards”). For the years ended 2022 and 2021, the Company granted 0.2 million and 0.3 million RSUs, respectively to the executive officers and certain other employees in connection with PSPs. The Company granted

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the RSUs at the maximum performance thresholds for each metric each year. As of December 31, 2023, the RSUs issued in connection with the 2023, 2022, and 2021 PSPs are unvested and outstanding.

The performance period for the 2020 PSP concluded on December 31, 2022. The three performance goals related to the 2020 PSP were met at varying levels. Accordingly, 0.2 million shares related to the 2020 PSP vested in the first quarter of 2023. As of December 31, 2023, the Company concluded that the three performance targets related to the 2021 PSP, 2022 PSP, and 2023 PSP were not probable of achievement.

The following table summarizes stock compensation expense for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
Components of stock compensation expense (in thousands)	2023	2022	2021
Restricted shares	$29,452	$29,650	$25,520
Stock options	—	—	—
PSP "RSUs"	(1,610)	4,337	11,062
Total stock compensation expense	$27,842	$33,987	$36,582

Excess tax benefit recognized	$2,972	$6,106	$8,620

The amounts attributable to restricted shares in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares. The excess tax benefits recognized above reduced income tax expense.

The following table summarizes restricted share activity for the year ended December 31, 2023:

		Weighted-
		Average
		Grant-date
Restricted Shares Activity	Shares	Fair Value
Nonvested at January 1, 2023	957,168	$89.69
Granted	339,167	84.78
Vested	(350,858)	87.75
Forfeited	(32,739)	98.90
Nonvested at December 31, 2023	912,738	$88.33

The fair value of restricted share awards granted during 2023 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2022 and 2021 were $110.98 per share and $101.48 per share, respectively. The fair values of the restricted shares that vested during the years ended December 31, 2023, 2022, and 2021 were $31.5 million, $49.8 million, and $44.6 million, respectively.

As of December 31, 2023, the total unrecognized compensation cost for outstanding restricted shares was $42.9 million. As of December 31, 2023, the weighted-average period over which this unrecognized compensation cost will be recognized is 3.5 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity related to RSU performance awards for the year ended December 31, 2023:

		Weighted-
		Average
		Grant-date
Restricted Share Units Activity	Share Units	Fair Value
Nonvested at January 1, 2023	692,781	$89.67
Granted	237,820	76.17
Vested	(212,065)	96.89
Forfeited	(76,748)	69.77
Cancelled	—	—
Nonvested at December 31, 2023	641,788	$100.07

The fair value of performance awards granted during 2023 was estimated using the closing price on the date of grant. The weighted average grant date fair values of performance awards granted in 2022 and 2021 were $130.26 per share and $101.04 per share, respectively. The fair value of the performance awards that vested during the years ended December 31, 2023, 2022 and 2021 was $20.5 million, $29.4 million, and $5.6 million, respectively.

As of December 31, 2023, the total unrecognized compensation cost for outstanding performance awards was de minimis. As of December 31, 2023, the weighted-average period over which this unrecognized compensation cost will be recognized is 1.5 years. The unrecognized compensation cost is based on the achievement levels that are probable as of December 31, 2023.

The following table summarizes stock options activity for the year ended December 31, 2023:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
Stock Options Activity	Options	Price	(Years)	(in thousands)
Outstanding at January 1, 2023	217,825	$22.35
Exercised	(135,445)	23.97
Outstanding at December 31, 2023	82,380	$19.68		$

Exercisable at December 31, 2023	82,380	$19.68	1.5	$7,524

The total intrinsic value of the stock options exercised during the years ended December 31, 2023, 2022, and 2021 was $8.0 million, $1.1 million, and $17.5 million, respectively. We received no cash from the exercise of options for each of the years ended December 31, 2023, 2022, and 2021.

NOTE 11 — EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2023, 2022, and 2021 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the years ended December 31,
EPS Calculations (in thousands, except per share amounts)	2023	2022	2021
Calculation of basic EPS
Walker & Dunlop net income	$107,357	$213,820	$265,762
Less: dividends and undistributed earnings allocated to participating securities	2,752	6,100	8,837
Net income applicable to common stockholders	$104,605	$207,720	$256,925
Weighted-average basic shares outstanding	32,697	32,326	31,081
Basic EPS	$3.20	$6.43	$8.27

Calculation of diluted EPS
Net income applicable to common stockholders	$104,605	$207,720	$256,925
Add: reallocation of dividends and undistributed earnings based on assumed conversion	3	41	93
Net income allocated to common stockholders	$104,608	$207,761	$257,018
Weighted-average basic shares outstanding	32,697	32,326	31,081
Add: weighted-average diluted non-participating securities	178	361	452
Weighted-average diluted shares outstanding	32,875	32,687	31,533
Diluted EPS	$3.18	$6.36	$8.15

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury method includes the unrecognized compensation costs associated with the awards. For the years ended December 31, 2023, and 2022, 312 thousand and 201 thousand average restricted shares, respectively were excluded from the computation of diluted EPS under the treasury-stock method. An immaterial number of average outstanding options to purchase common stock and average restricted shares were excluded from the computation of diluted EPS under the treasury method for the year ended December 31, 2021 because the effect would have been anti-dilutive (the exercise price of the options or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented).

Under the 2020 Equity Incentive Plan (and predecessor plans), subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2023, 2022, and 2021, the Company repurchased and retired 130 thousand, 149 thousand, and 150 thousand restricted shares at a weighted average market price of $90.19, $125.28, and $109.57, upon grantee vesting, respectively. For the years ended December 31, 2023 and 2022, the Company repurchased and retired 91 thousand and 90 thousand restricted share units at a weighted average market price of $96.89 and $139.75, respectively.

Stock Repurchase Programs

In February 2024, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2024.

In February 2023, the Company’s Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock over a 12-month period beginning on February 23, 2023. In 2023, the Company repurchased no shares of its common stock under the 2023 share repurchase program.  The Company had $75 million of authorized share repurchase capacity remaining under the 2023 share repurchase program as of December 31, 2023.

In 2022, the Company repurchased 109 thousand shares of its common stock under a share repurchase program at a weighted average price of $101.77 per share and immediately retired the shares, reducing stockholders’ equity by $11.1 million.

In 2021, the Company did not repurchase any shares of its common stock under a share repurchase program.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Dividends

In February 2024, our Board of Directors declared a dividend of $0.65 per share for the first quarter of 2024. The dividend will be paid on March 15, 2024 to all holders of record of our restricted and unrestricted common stock as of March 1, 2024.

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

The Company issued $120.6 million of Company stock in connection with acquisitions in 2021, a non-cash transaction. Additionally, in 2023, 2022, and 2021, $3.0 million, $6.6 million, and $9.6 million, respectively, of stock was issued to employees, for which we had an accrued liability prior to the issuance of the award. Upon issuance, the accrued liability was reclassed to APIC, a non-cash transaction.

NOTE 12—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal, state, and international income taxes based on current tax law. The Company began incurring income taxes in the Netherlands in 2022 in connection with the Company’s acquisition of GeoPhy. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of income tax expense for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
Components of Income Tax Expense (in thousands)	2023	2022	2021
Current
Federal	$25,712	$23,014	$40,025
State	8,401	11,065	12,181
International	(285)	3,516	—
Total current expense	$33,828	$37,595	$52,206

Deferred
Federal	$1,250	$19,114	$26,630
State	(434)	3,775	7,592
International	382	(4,450)	—
Total deferred expense	$1,198	$18,439	$34,222
Total income tax expense	$35,026	$56,034	$86,428

Under the provisions of Section 162(m) of the Internal Revenue Code, the deductibility of executive compensation is limited to $1 million per year for each named executive officer (“NEO”). Based on the information available as of December 31, 2023, 2022, and 2021, the Company believed that it is more likely than not a significant portion of NEO stock-based compensation book expense will exceed the $1 million limitation in future years when the shares vest, resulting in no tax deductibility for the book expense associated with these compensation agreements and no deferred tax assets. Additionally, for each of the years presented above, significant portions of NEO compensation were above the $1 million limitation, resulting in no tax deductibility for amounts above the $1 million limitation.

As discussed in NOTE 7, the Company recognized the Apprise revaluation gain in connection with its acquisition of GeoPhy in 2022. The gain is an unrealized, non-taxable gain, resulting in the reduction to income tax expense by the amount shown in the table below.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a reconciliation of the statutory federal tax expense to the income tax expense in the accompanying Consolidated Statements of Income:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Statutory federal expense	$29,021	$56,350	$73,932
Statutory state income tax expense, net of federal tax benefit	7,097	13,567	16,409
Excess tax benefits, net of federal tax impact	(2,972)	(6,106)	(8,620)
Tax benefit of Apprise revaluation gain	—	(10,329)	—
Other	1,880	2,552	4,707
Income tax expense	$35,026	$56,034	$86,428

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
Components of Deferred Tax Liabilities, Net (in thousands)	2023	2022
Deferred Tax Assets
Compensation related	$433	$(333)
Credit losses	7,604	12,425
Total deferred tax assets	$8,037	$12,092

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(5,254)	$(3,583)
Mortgage servicing rights related	(205,978)	(218,767)
Acquisition related (1)	(37,056)	(24,673)
Depreciation	(7,091)	(6,261)
Other	1,970	(2,293)
Total deferred tax liabilities	$(253,409)	$(255,577)
Deferred tax liabilities, net	$(245,372)	$(243,485)
(1)	Acquisition-related deferred tax liabilities consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets. During the year ended December 31, 2023, the Company recognized an immaterial amount of deferred tax assets that are not included as a component of deferred tax expense. During the year ended December 31, 2022, the Company recognized an immaterial amount of deferred tax assets that are not included as a component of deferred tax expense.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest and penalties, in the consolidated financial statements. As of December 31, 2023, based on all known facts and circumstances and current tax law, management believes that there are no material tax positions for which it is reasonably possible that the unrecognized tax benefits will materially increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Pillar Two

In December 2021, a framework known as Pillar Two was established by a large number of member countries. Pillar Two is designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate. Pillar Two will be effective for some countries in 2024 and others in future years. The Company does not believe Pillar Two will have an impact on its tax liabilities as the Company’s corporate income tax rate in each of its jurisdictions it operates in is higher than the minimum thresholds established by Pillar Two.

NOTE 13—SEGMENTS

Reportable Segments

The Company’s executive leadership team, which functions as the Company’s chief operating decision making body, makes decisions and assesses performance based on the following three reportable segments. The reportable segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information.

(i)	Capital Markets—CM provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable CM to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. CM provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors. CM also provides real estate-related investment banking and advisory services, including housing market research.

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

(ii)	Servicing & Asset Management—SAM’s activities include: (i) servicing and asset-managing the portfolio of loans the Company (a) originates and sells to the Agencies, (b) brokers to certain life insurance companies, and (c) originates through its principal lending and investing activities, and (ii) managing third-party capital invested in commercial real estate assets through senior secured debt or limited partnership equity instruments; e.g., preferred equity, mezzanine debt, etc. either through funds or direct investments, and (iii) managing third-party capital invested in tax credit equity funds focused on the LIHTC sector and other commercial real estate.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide a summary and reconciliation of each segment’s results and balances as of and for the years ended December 31, 2023, 2022, and 2021.

Segment Results and Total Assets (in thousands)	As of and for the year ended December 31, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$232,625	$1,784	$—	$234,409
Fair value of expected net cash flows from servicing, net	141,917	—	—	141,917
Servicing fees	—	311,914	—	311,914
Property sales broker fees	53,966	—	—	53,966
Investment management fees	—	45,381	—	45,381
Net warehouse interest income (expense)	(9,497)	3,864	—	(5,633)
Placement fees and other interest income	—	141,374	13,146	154,520
Other revenues	57,755	59,526	685	117,966
Total revenues	$476,766	$563,843	$13,831	$1,054,440

Expenses
Personnel	$375,450	$74,407	$64,433	$514,290
Amortization and depreciation	4,550	214,978	7,224	226,752
Provision (benefit) for credit losses	—	(10,452)	—	(10,452)
Interest expense on corporate debt	18,779	42,489	7,208	68,476
Goodwill impairment	62,000	—	—	62,000
Fair value adjustments to contingent consideration liabilities	(62,500)	—	—	(62,500)
Other operating expenses	19,994	28,582	69,101	117,677
Total expenses	$418,273	$350,004	$147,966	$916,243
Income (loss) from operations	$58,493	$213,839	$(134,135)	$138,197
Income tax expense (benefit)	14,824	54,198	(33,996)	35,026
Net income (loss) before noncontrolling interests	$43,669	$159,641	$(100,139)	$103,171
Less: net income (loss) from noncontrolling interests	2,489	(6,675)	—	(4,186)
Walker & Dunlop net income (loss)	$41,180	$166,316	$(100,139)	$107,357

Total assets	$1,193,137	2,273,033	586,177	$4,052,347

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Segment Results and Total Assets (in thousands)	As of and for the year ended December 31, 2022
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$345,779	$2,228	$—	$348,007
Fair value of expected net cash flows from servicing, net	191,760	—	—	191,760
Servicing fees	—	300,191	—	300,191
Property sales broker fees	120,582	—	—	120,582
Investment management fees	—	71,931	—	71,931
Net warehouse interest income (expense)	9,667	6,110	—	15,777
Placement fees and other interest income	—	51,010	1,820	52,830
Other revenues	41,046	75,960	40,669	157,675
Total revenues	$708,834	$507,430	$42,489	$1,258,753

Expenses
Personnel	$485,958	$69,970	$51,438	$607,366
Amortization and depreciation	3,084	225,515	6,432	235,031
Provision (benefit) for credit losses	—	(11,978)	—	(11,978)
Interest expense on corporate debt	8,647	23,621	1,965	34,233
Goodwill impairment	—	—	—	—
Fair value adjustments to contingent consideration liabilities	(18,000)	4,488	—	(13,512)
Other operating expenses	29,817	26,250	86,581	142,648
Total expenses	$509,506	$337,866	$146,416	$993,788
Income (loss) from operations	$199,328	$169,564	$(103,927)	$264,965
Income tax expense (benefit)	42,153	35,859	(21,978)	56,034
Net income (loss) before noncontrolling interests	$157,175	$133,705	$(81,949)	$208,931
Less: net income (loss) from noncontrolling interests	1,097	(5,986)	—	(4,889)
Walker & Dunlop net income (loss)	$156,078	$139,691	$(81,949)	$213,820

Total assets	$1,051,437	$2,539,013	$454,909	$4,045,359

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2021
Segment Results and Total Assets		Servicing &
(in thousands)	Capital	Asset
	Markets	Management	Corporate	Consolidated
Revenues
Loan origination and debt brokerage fees, net	$440,044	$5,970	$—	$446,014
Fair value of expected net cash flows from servicing, net	287,145	—	—	287,145
Servicing fees	—	278,466	—	278,466
Property sales broker fees	119,981	—	—	119,981
Investment management fees	—	25,637	—	25,637
Net warehouse interest income	14,396	7,712	—	22,108
Placement fees and other interest income	—	7,776	374	8,150
Other revenues	20,458	52,916	(1,697)	71,677
Total revenues	$882,024	$378,477	$(1,323)	$1,259,178

Expenses
Personnel	$500,052	$36,412	$67,023	$603,487
Amortization and depreciation	2,877	203,118	4,289	210,284
Provision (benefit) for credit losses	—	(13,287)	—	(13,287)
Interest expense on corporate debt	5,078	1,749	1,154	7,981
Goodwill impairment	—	—	—	—
Fair value adjustments to contingent consideration liabilities	6,889	—	—	6,889
Other operating expenses	19,531	11,401	60,834	91,766
Total expenses	$534,427	$239,393	$133,300	$907,120
Income (loss) from operations	$347,597	$139,084	$(134,623)	$352,058
Income tax expense (benefit)	85,333	34,144	(33,049)	86,428
Net income (loss) before noncontrolling interests	$262,264	$104,940	$(101,574)	$265,630
Less: net income (loss) from noncontrolling interests	70	(202)	—	(132)
Walker & Dunlop net income (loss)	$262,194	$105,142	$(101,574)	$265,762

Total assets	$2,263,907	$2,430,137	$511,945	$5,205,989

Concentrations

The Company is one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. The Company originates a range of multifamily and other commercial real estate loans that are sold to the Agencies or placed with institutional investors. The Company also services nearly all of the loans it sells to the Agencies and some of the loans that it places with institutional investors. The majority of the Company’s operations involve the delivery and servicing of loan products for its customers through its Capital Markets and Servicing & Asset Management reportable segments, respectively. A single customer represented 34.8%, 32.9%, and 40.1% of total revenues for the years ended December 31, 2023, 2022, and 2021, respectively as reported through the CM and SAM reportable segments.

As of both December 31, 2023 and 2022, no one borrower/key principal accounted for more than 3% of our total risk-sharing loan portfolio.

An analysis of the product concentrations that impact the Company’s debt financing and servicing revenues is shown in the following tables. This information is based on the distribution of the loans sold or serviced for others.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The principal balance of the loans serviced for others, by product, as of December 31, 2023, 2022, and 2021 follows:

	As of December 31,
Loan Servicing Portfolio by Product (in thousands)	2023	2022	2021
Fannie Mae	$63,699,106	$59,226,168	$53,401,457
Freddie Mac	39,330,545	37,819,256	37,138,836
Ginnie Mae-HUD	10,460,884	9,868,453	9,889,289
Other	16,980,989	16,219,978	15,270,982
Total	$130,471,524	$123,133,855	$115,700,564

The volume of debt financing by product for the years ended December 31, 2023, 2022, and 2021 follows:

	For the year ended December 31,
Debt Financing by Product (in thousands)	2023	2022	2021
Fannie Mae	$7,021,397	$9,950,152	$9,301,865
Freddie Mac	4,568,935	6,320,201	6,154,828
Ginnie Mae-HUD	678,889	1,118,014	2,340,699
Brokered	11,714,888	25,878,519	29,670,226
Principal Lending and Investing	218,750	339,098	1,443,502
Total	$24,202,859	$43,605,984	$48,911,120

NOTE 14—LEASES

Right-of-use (“ROU”) assets and lease liabilities associated with the Company’s operating leases are recorded as Other assets and Other liabilities, respectively, in the Consolidated Balance Sheet. As of December 31, 2023, our leases have terms varying in duration, with the longest term ending in 2036.

The following table presents information about the Company’s lease arrangements:

	For year ended December 31,
Operating Lease Arrangements (dollars in thousands)	2023	2022	2021
Operating Leases
Right-of-use assets	$76,463	$60,830	$24,825
Lease liabilities	101,358	79,623	29,523
Weighted-average remaining lease term	9.8 years	10.2 years	4.0 years
Weighted-average discount rate	4.0%	2.9%	3.3%

Operating Lease Expenses
Single lease costs	$14,150	$16,371	$9,435
Cash paid for amounts included in the measurement of lease liabilities	12,406	10,093	9,617
Right-of-use assets obtained in exchange for new lease obligations	16,798	54,557	13,215

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2023 are presented below (in thousands):

Year Ending December 31,
2024	$14,552
2025	13,295
2026	13,188
2027	13,243
2028	12,130
Thereafter	56,820
Total lease payments	$123,228
Less imputed interest	(21,870)
Total	$101,358

NOTE 15 – OTHER ASSETS AND LIABILITIES

The following table is a summary of the major components of other assets as of December 31, 2023 and 2022.

	As of December 31,
Components of Other Assets (in thousands)	2023	2022
Equity-method investments	$215,375	$198,848
Prepaid expenses	89,795	98,587
Right of use asset	76,463	60,830
Property and equipment, net	42,725	33,928
Loans held for investment, net	40,056	200,247
Derivative assets	31,451	17,636
All other	48,592	48,046
Total	$544,457	$658,122

The following table is a summary of the major components of other liabilities as of December 31, 2023 and 2022.

	As of December 31,
Components of Other Liabilities (in thousands)	2023	2022
Accrued expenses	$123,352	$115,878
Contingent consideration liabilities	113,546	200,346
Lease liability	101,358	79,623
Guaranty obligation, net	39,868	43,950
Derivative liabilities	28,247	2,076
All other	113,079	118,200
Total	$519,450	$560,073

NOTE 16—OTHER REVENUES AND OTHER OPERATING EXPENSES

The following table is a summary of the major components of other operating expenses for the years ended December 31, 2023, 2022, and 2021.

	For the year ended December 31,
Components of Other Revenues (in thousands)	2023	2022	2021
Housing market research subscription revenue (1)	$35,794	$21,852	$8,744
Syndication and other LIHTC revenue (2)	26,006	36,757	6,706
Assumption and application fees	9,629	9,073	10,811
Prepayment fees	3,547	26,451	40,138
Apprise revaluation gain (3)	—	39,641	—
All other	42,990	23,901	5,278
Total	$117,966	$157,675	$71,677

(1) Housing market research subscription revenue and investment banking revenues generated from Zelman, which was acquired in 2021.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(2) Syndication and other LIHTC revenue generated from Alliant, which was acquired in 2021.

(3) One-time non-cash remeasurement gain of Apprise in 2022 from the GeoPhy acquisition (as discussed in NOTE 7).

The following table is a summary of the major components of other operating expenses for the years ended December 31, 2023, 2022, and 2021.

	For the year ended December 31,
Components of Other Operating Expenses (in thousands)	2023	2022	2021
Professional fees	$27,213	$35,428	$26,920
Office and software expenses	26,343	24,145	15,056
Rent (1)	18,174	18,832	11,262
Travel and entertainment	12,225	15,742	7,203
Marketing and preferred broker	12,142	14,840	12,526
All other	21,580	33,661	18,799
Total	$117,677	$142,648	$91,766

(1) Includes single lease cost and other related expenses (common-area maintenance and other miscellaneous charges).

NOTE 17—VARIABLE INTEREST ENTITIES

The Company, through its subsidiary WDAE, formerly known as Alliant Capital, LTD., provides alternative investment management services through the syndication of tax credit funds and development of affordable housing projects. To facilitate the syndication and development of affordable housing projects, the Company is involved with the acquisition and/or formation of limited partnerships and joint ventures with investors, property developers, and property managers that are VIEs. The Company’s continuing involvement in the VIEs usually includes either serving as the manager of the VIE or as a majority investor in the VIE with a property developer or manager serving as the manager of the VIE.

When the Company determines that it is the primary beneficiary of a material VIE, the Company consolidates the VIE. The primary beneficiary of a VIE is determined as the entity that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) exposure to losses or benefits that could potentially be significant to the VIE. When the Company determines that it is not the primary beneficiary, the Company recognizes its investment in the VIE through the equity-method of accounting. The Company regularly assesses the primary beneficiary of the VIE as its involvement and ownership may change over time.

Syndication of Tax Credit Funds

Walker & Dunlop Affordable Equity (formerly Alliant) forms limited partnership funds (“the funds”) that are VIEs and hold investments in affordable housing projects. The Company identifies and enters into a commitment to invest equity in the limited partnership interests in affordable housing VIEs that own and operate affordable housing properties. The limited partnership interest exposes the Company to economic losses or benefits of the VIE but does not give it the power to direct the activities that most significantly impact the VIE’s economic performance. In such cases, the Company determined it is not the primary beneficiary and recognizes the VIE as an investment and a liability for the unfunded committed capital to the VIE. The Company’s exposure is limited to its contributed capital and remaining unfunded committed capital. The investments are included as Committed investments in tax credit equity, and the unfunded committed capital are included as Commitments to fund investments in tax credit equity in the Consolidated Balance Sheets until they are transferred to the credit fund as described below. The investments and unfunded committed capital are presented in the table below.

As part of the syndication of the tax credit fund, the Company capitalizes the funds by raising equity capital commitments from third-party investors. The Company transfers its limited partnership interests in affordable housing partnerships to the funds, where the Company serves as the general partner and manager and holds an insignificant ownership percentage of the funds. As the manager of the funds, the Company has the power to direct the activities that most significantly impact the economic performance of the funds; however, it normally does not have exposure to the economic losses or benefits significant to the VIEs. Accordingly, the Company is not the primary beneficiary of the funds and does not consolidate the VIEs The Company records its general partnership interests as an equity-method investment included in Other assets in the Consolidated Balance Sheets.

The Company may purchase an investor’s partnership interest. In these circumstances, the Company assesses whether its new ownership percentage could potentially be significant to the VIE. When the Company determines the new ownership percentage is significant, it

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

consolidates the fund as the Company is the primary beneficiary. As of both December 31, 2023 and 2022, the assets and liabilities of the consolidated funds were immaterial.

Joint Development of Affordable Housing Projects

The Company enters joint ventures with affordable property developers and/or investors to develop affordable housing projects. The joint ventures’ objectives are to: (1) develop the affordable housing project for syndication into a tax credit fund or (2) develop the affordable housing project for capital appreciation. When the Company develops affordable housing projects to ultimately syndicate the property into a tax credit fund, the Company invests in the joint venture but does not have management rights. The Company has significant exposure to the economic losses or benefits but does not have the power to direct the activities that most significantly impact the VIE’s economic performance; consequently, the Company determined that it is not the primary beneficiary in the VIE and recognizes an equity-method investment in the VIE included in Other assets in the Consolidated Balance Sheets. During 2022, the operating agreements of some of the Company’s joint ventures were amended, resulting in the Company’s gaining the power to direct the activities that most significantly impact the economic performance of the joint ventures; previously, the Company only held rights to receive the significant economic benefits of the joint ventures. The Company reassessed its consolidation conclusions and determined that it was the primary beneficiary, and as a result, consolidated the joint ventures in 2022.

The consolidation of these entities resulted in a $3.7 million increase in APIC and $6.8 million of noncontrolling interests consolidated as shown on the Consolidated Statements of Changes in Equity for the year ended December 31, 2022. The consolidation also resulted in a $35.0 million increase in Receivables, net, a $21.3 million reduction in Other assets, and a $3.6 million increase in Other liabilities. This non-cash activity did not impact the amount of cash paid on the Consolidated Statements of Cash Flows.

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

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$2,841	$201
Restricted cash	2,811	1,532
Receivables, net	28,256	33,593
Other Assets	47,249	49,768
Total assets of consolidated VIEs	$81,157	$85,094

Liabilities:
Other liabilities	$53,526	$39,148
Total liabilities of consolidated VIEs	$53,526	$39,148

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	December 31, 2023	December 31, 2022
Assets
Committed investments in tax credit equity	$154,028	$254,154
Other assets: Equity-method investments	60,195	57,981
Total interests in nonconsolidated VIEs	$214,223	$312,135

Liabilities
Commitments to fund investments in tax credit equity	$140,259	$239,281
Total commitments to fund nonconsolidated VIEs	$140,259	$239,281

Maximum exposure to losses(1)(2)	$214,223	$312,135

(1)	Maximum exposure determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

NOTE 18—RELATED PARTY TRANSACTION

The Company, through its WDAE subsidiaries, has related party loans with its affordable housing project partners, which include property developers and managers. To facilitate the development of affordable housing projects prior to syndication into a tax credit fund, the Company extends pre-development and working capital loans to its partners in affordable housing project partnerships. The outstanding balance of these loans was $73.1 million and $69.8 million as of December 31, 2023 and 2022, respectively, and the related interest income was immaterial for both the years ended December 31, 2023 and 2022. The balance of these receivables is included as Receivables, net in the Consolidated Balance Sheets.