Form 10-Q
period 2024-03-31
Walker & Dunlop, Inc.
filed 2024-05-02
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 24, 2024, there were 33,718,116 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$216,532	$328,698
Restricted cash	21,071	21,422
Pledged securities, at fair value	190,679	184,081
Loans held for sale, at fair value	497,933	594,998
Mortgage servicing rights	881,834	907,415
Goodwill	901,710	901,710
Other intangible assets	178,221	181,975
Receivables, net	250,406	233,563
Committed investments in tax credit equity	122,332	154,028
Other assets	565,194	544,457
Total assets	$3,825,912	$4,052,347

Liabilities
Warehouse notes payable	$521,977	$596,178
Notes payable	772,037	773,358
Allowance for risk-sharing obligations	30,124	31,601
Commitments to fund investments in tax credit equity	114,206	140,259
Other liabilities	651,660	764,822
Total liabilities	$2,090,004	$2,306,218

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,095 shares at March 31, 2024 and 32,874 shares at December 31, 2023)	331	329
Additional paid-in capital ("APIC")	427,184	425,488
Accumulated other comprehensive income (loss) ("AOCI")	(492)	(479)
Retained earnings	1,288,313	1,298,412
Total stockholders’ equity	$1,715,336	$1,723,750
Noncontrolling interests	20,572	22,379
Total equity	$1,735,908	$1,746,129
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$3,825,912	$4,052,347

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Revenues
Loan origination and debt brokerage fees, net	$43,740	$47,084
Fair value of expected net cash flows from servicing, net	20,898	30,013
Servicing fees	80,043	75,766
Property sales broker fees	8,821	11,624
Investment management fees	13,520	15,173
Net warehouse interest income (expense)	(1,116)	1
Placement fees and other interest income	39,402	30,924
Other revenues	22,751	28,161
Total revenues	$228,059	$238,746

Expenses
Personnel	$111,463	$118,613
Amortization and depreciation	55,891	56,966
Provision (benefit) for credit losses	524	(10,775)
Interest expense on corporate debt	17,659	15,274
Other operating expenses	28,843	24,063
Total expenses	$214,380	$204,141
Income from operations	$13,679	$34,605
Income tax expense	2,864	7,135
Net income before noncontrolling interests	$10,815	$27,470
Less: net income (loss) from noncontrolling interests	(1,051)	805
Walker & Dunlop net income	$11,866	$26,665
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	(13)	(53)
Walker & Dunlop comprehensive income	$11,853	$26,612

Basic earnings per share (NOTE 10)	$0.35	$0.80
Diluted earnings per share (NOTE 10)	$0.35	$0.79

Basic weighted-average shares outstanding	32,978	32,529
Diluted weighted-average shares outstanding	33,048	32,816

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31, 2024
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2023	32,874	$329	$425,488	$(479)	$1,298,412	$22,379	$1,746,129
Walker & Dunlop net income	—	—	—	—	11,866	—	11,866
Net income (loss) from noncontrolling interests	—	—	—	—	—	(1,051)	(1,051)
Other comprehensive income (loss), net of tax	—	—	—	(13)	—	—	(13)
Stock-based compensation - equity classified	—	—	5,842	—	—	—	5,842
Issuance of common stock in connection with equity compensation plans	322	3	5,642	—	—	—	5,645
Repurchase and retirement of common stock	(101)	(1)	(9,788)	—	—	—	(9,789)
Distributions to noncontrolling interest holders	—	—	—	—	—	(500)	(500)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(21,965)	—	(21,965)
Other activity	—	—	—	—	—	(256)	(256)
Balance at March 31, 2024	33,095	$331	$427,184	$(492)	$1,288,313	$20,572	$1,735,908

	For the three months ended March 31, 2023
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance at December 31, 2022	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829
Walker & Dunlop net income	—	—	—	—	26,665	—	26,665
Net income (loss) from noncontrolling interests	—	—	—	—	—	805	805
Other comprehensive income (loss), net of tax	—	—	—	(53)	—	—	(53)
Stock-based compensation - equity classified	—	—	6,664	—	—	—	6,664
Issuance of common stock in connection with equity compensation plans	468	5	3,397	—	—	—	3,402
Repurchase and retirement of common stock	(185)	(1)	(17,394)	—	—	—	(17,395)
Distributions to noncontrolling interest holders	—	—	—	—	—	(600)	(600)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,221)	—	(21,221)
Other activity	—	—	—	—	(2,360)	2,360	—
Balance at March 31, 2023	32,679	$327	$405,303	$(1,621)	$1,281,119	$29,968	$1,715,096

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income before noncontrolling interests	$10,815	$27,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(20,898)	(30,013)
Change in the fair value of premiums and origination fees	9,225	2,536
Amortization and depreciation	55,891	56,966
Provision (benefit) for credit losses	524	(10,775)
Originations of loans held for sale	(1,187,645)	(2,512,635)
Proceeds from transfers of loans held for sale	1,260,295	2,001,507
Other operating activities, net	(89,810)	(81,728)
Net cash provided by (used in) operating activities	$38,397	$(546,672)

Cash flows from investing activities
Capital expenditures	$(3,221)	$(2,526)
Purchases of equity-method investments	(4,048)	(11,049)
Purchases of pledged available-for-sale ("AFS") securities	(8,000)	—
Proceeds from prepayment and sale of pledged AFS securities	3,061	2,797
Distributions from joint ventures	627	733
Repurchase of Agency loans	(13,469)	—
Originations of loans held for investment	—	(139)
Principal collected on loans held for investment	—	19,468
Net cash provided by (used in) investing activities	$(25,050)	$9,284

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(74,359)	$516,288
Repayments of interim warehouse notes payable	(2,460)	(14,521)
Repayments of notes payable	(2,000)	(116,046)
Borrowings of notes payable	—	196,000
Proceeds from issuance of common stock	1,220	449
Repurchase of common stock	(9,789)	(17,395)
Cash dividends paid	(21,965)	(21,221)
Payment of contingent consideration	(13,820)	(25,690)
Distributions to noncontrolling interest holders	(500)	(600)
Debt issuance costs	(480)	(3,460)
Net cash provided by (used in) financing activities	$(124,153)	$513,804

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(110,806)	$(23,584)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	391,403	258,283
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$280,597	$234,699

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$18,145	$26,393
Cash paid (refunded) for income taxes	(604)	1,236

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or thereafter.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2024. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2024. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including the allowance for risk-sharing obligations, initial and recurring fair value assessments of capitalized mortgage servicing rights, goodwill, initial fair value estimate of other intangible assets, and the initial and recurring fair value assessments of contingent consideration liabilities. Actual results may vary from these estimates.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses, the allowance for risk-sharing obligations, and other credit losses within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. The Company has credit risk exclusively on loans secured by multifamily real estate, with no exposure to any other sector of commercial real estate, including office, retail, industrial and hospitality. Substantially all of the Provision (benefit) for credit losses for the three months ended March 31, 2024 and 2023 is related to the provision (benefit) for risk-sharing obligations, with the other portion attributable primarily to other credit losses in 2024 and to the provision (benefit) for loan losses related to loans held for investment in 2023.

Agency Loan Repurchases—The Company is obligated to repurchase loans that are originated for the GSEs or HUD (collectively, the “Agencies”) programs if certain representations and warranties that it provides in connection with the sale of the loans through these programs are or may have been breached. When the Company repurchases loans from the Agencies, the loan(s) are included as a component of Other Assets on the Condensed Consolidated Balance Sheets and any related credit loss is included within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income.

Fannie Mae — During the first quarter of 2024, the Company repurchased a $17.9 million Fannie Mae loan, which consisted of a $4.4 million advance previously made to Fannie Mae in 2023 and a $13.5 million cash payment during the three months ended March 31, 2024. The Company recorded an immaterial provision for credit loss related to this loan.

Freddie Mac — The Company received repurchase requests from Freddie Mac related to two loans with unpaid principal balances (“UPB”) of $11.4 million and $34.8 million. In March 2024, the Company entered into a forbearance and indemnification agreement with Freddie Mac that among other things delayed the repurchase of these loans for six and 12 months, respectively, and transferred the risk of loss for both loans from Freddie Mac to the Company. The fair value of the indemnification related to the $11.4 million loan is de minimis due to the excess of fair value of the underlying collateral compared to the carrying value of the loan. With respect to the $34.8 million loan, the Company has not yet fully completed its inspection and evaluation of the underlying property due to the suspected fraudulent activity committed by the borrower during the origination process. As of March 31, 2024, the Company’s best estimate of the fair value of the indemnification was $2.0 million, which is included within Other Liabilities on the Condensed Consolidated Balance Sheets, with a corresponding amount included in Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income.

Loans Held for Investment (“LHFI”), net—LHFI consist predominately of multifamily interim loans originated by the Company for properties that currently do not qualify for permanent Agency financing (“Interim Loan Program” or “ILP”). These loans have terms of up to three years and are all adjustable-rate, interest-only, multifamily loans with similar risk characteristics and no geographic concentration. The Company also has an immaterial amount of LHFI associated with repurchased loans as discussed above. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. LHFI are included as a component of Other assets in the Condensed Consolidated Financial Statements.

As of both March 31, 2024 and December 31, 2023, the balance of the Interim Loan Program portfolio consisted of a small number of loans with a balance of $40.1 million including an immaterial amount of net unamortized deferred fees and costs and allowance for loan losses. There were no ILP loans delinquent and in non-accrual status as of both March 31, 2024 and December 31, 2023. The amortized cost basis of loans that were current was $40.1 million as of both March 31, 2024 and December 31, 2023. As of March 31, 2024, ILP loans were originated between 2019 and 2021.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of March 31, 2024 and 2023, and December 31, 2023 and 2022.

	March 31,		December 31,
(in thousands)	2024	2023	2023	2022
Cash and cash equivalents	$216,532	$188,389	$328,698	$225,949
Restricted cash	21,071	20,504	21,422	17,676
Pledged cash and cash equivalents (NOTE 9)	42,994	25,806	41,283	14,658
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$280,597	$234,699	$391,403	$258,283

Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were $0.6 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income (expense) for the three months ended March 31, 2024 and 2023 are the following components:

	For the three months ended
	March 31,
Components of Net Warehouse Interest Income (Expense) (in thousands)	2024	2023
Warehouse interest income	$7,493	$10,507
Warehouse interest expense	(8,609)	(10,506)
Net warehouse interest income (expense)	$(1,116)	$1

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $2.6 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively.

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

Other than LIHTC asset management fees as described in the 2023 Form 10-K for the year ended December 31, 2023 and presented as Investment management fees in the Condensed Consolidated Statements of Income, the Company’s contracts with customers generally do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
Description (in thousands)	2024	2023	Statement of income line item
Certain loan origination fees	$17,787	$14,029	Loan origination and debt brokerage fees, net
Property sales broker fees	8,821	11,624	Property sales broker fees
Investment management fees	13,520	15,173	Investment management fees
Application fees, appraisal revenues, subscription revenues, syndication fees, and other revenues	12,275	22,538	Other revenues
Total revenues derived from contracts with customers	$52,403	$63,364

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

Recently Adopted and Recently Announced Accounting Pronouncements—The Company is currently evaluating Accounting Standards Updates (“ASU”) 2023-07 Segment Reporting and 2023-09 Income Taxes, which have effective dates for interim periods starting in 2024 and 2025, respectively. The Company believes these ASUs will not materially impact the Company’s consolidated financial statements or disclosures. There were no other recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s condensed consolidated financial statements. The Company did not adopt any new accounting policies during the first quarter of 2024.

Reclassifications—The Company has made immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both March 31, 2024 and December 31, 2023. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at March 31, 2024 would be a decrease in the fair value of $44.3 million to the MSRs outstanding as of March 31, 2024.

The impact of a 200-basis point increase in the discount rate at March 31, 2024 would be a decrease in the fair value of $85.5 million to the MSRs outstanding as of March 31, 2024.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to MSRs for the three months ended March 31, 2024 and 2023 follows:

	For the three months ended
	March 31,
Roll Forward of MSRs (in thousands)	2024	2023
Beginning balance	$907,415	$975,226
Additions, following the sale of loan	26,410	24,030
Amortization	(50,531)	(49,442)
Pre-payments and write-offs	(1,460)	(3,408)
Ending balance	$881,834	$946,406

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of March 31, 2024 and December 31, 2023:

Components of MSRs (in thousands)	March 31, 2024	December 31, 2023
Gross value	$1,750,048	$1,733,844
Accumulated amortization	(868,214)	(826,429)
Net carrying value	$881,834	$907,415

The expected amortization of MSRs shown in the Condensed Consolidated Balance Sheet as of March 31, 2024 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Nine Months Ending December 31,
2024	$146,577
Year Ending December 31,
2025	$175,565
2026	149,851
2027	128,263
2028	100,556
2029	76,260
Thereafter	104,762
Total	$881,834

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

Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2024 and 2023 follows:

	For the three months ended
	March 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2024	2023
Beginning balance	$31,601	$44,057
Provision (benefit) for risk-sharing obligations	(1,477)	(10,970)
Write-offs	—	—
Ending balance	$30,124	$33,087

The Company assesses several qualitative and quantitative factors to calculate the CECL allowance each quarter including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market. The key inputs for the CECL allowance are the historic loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during each quarter for the three months ended March 31, 2024 and 2023 follows.

	As of and for the three months ended
	March 31,
CECL Calculation Inputs, Details, and Provision Impact	2024	2023
Forecast-period loss rate (in basis points)	2.3	2.3
Reversion-period loss rate (in basis points)	1.3	1.5
Historical loss rate (in basis points)	0.3	0.6
At-risk Fannie Mae servicing portfolio UPB (in billions)	$59.2	$54.5
CECL allowance (in millions)	$25.0	$28.7
Provision (benefit) for risk-sharing obligations (in millions)	$(1.5)	$(11.0)

During the first quarters of 2024 and 2023, the Company updated its 10-year look-back period, resulting in loss data from the earliest year being replaced with the loss data for the most recently completed year. The look-back period updates resulted in the historical loss rate factors decreasing and the benefit for risk-sharing obligations, as noted in the table above. The Company also slightly increased its forecast-period and reversion-period loss rates during the three months ended March 31, 2023 to incorporate uncertain macroeconomic conditions.

The weighted average remaining life of the at-risk Fannie Mae servicing portfolio as of March 31, 2024 was 6.2 years compared to 6.4 years as of December 31, 2023.

As of March 31, 2024, the Company had six loans with aggregate collateral-based reserves of $5.1 million compared to three loans with an aggregate collateral-based reserve of $2.8 million as of December 31, 2023.

As of March 31, 2024 and 2023, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $12.1 billion and $11.1 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $132.0 billion as of March 31, 2024 compared to $130.5 billion as of December 31, 2023.

As of March 31, 2024 and December 31, 2023, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $2.3 billion and $2.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed the Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 6—WAREHOUSE NOTES PAYABLE

As of March 31, 2024, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $3.9 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, the Company has arranged for warehouse lines of credit with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged the majority of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate and hold loans held for investment depends upon market conditions and its ability to secure and maintain these types of short-term financings on acceptable terms. As of March 31, 2024, the Interim Warehouse Facilities had $454.8 million of total facility capacity with an outstanding balance of $23.1 million. The interest rate on the Interim Warehouse Facilities ranged from SOFR (defined below) plus 135 to 325 basis points.

The interest rate for all our warehouse facilities and debt is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”).  The maximum amount and outstanding borrowings under Agency Warehouse Facilities as of March 31, 2024 follows:

	March 31, 2024
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$63,826	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	74,831	SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	48,982	SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	84,340	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	143,225	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,825,000	$2,040,000	$3,865,000	$415,204
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	83,711
Total Agency Warehouse Facilities	$1,825,000	$3,540,000	$5,365,000	$498,915
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2024, the following amendment to one of the Company’s Agency Warehouse Facilities was executed in the normal course of business to support the Company’s business.

Agency Warehouse Facilities

During April 2024, the Company executed an amendment to Agency Warehouse Facility #2 that extended the maturity date to April 11, 2025. No other material modifications have been made to the agreement during 2024.

No other material modifications have been made to the Agency Warehouse Facilities during the year.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

A summary of the Company’s goodwill by reportable segments for the three months ended March 31, 2024 and 2023 follows:

	For the three months ended
	March 31,
(in thousands)	2024			2023
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$524,189	$439,521	$963,710	$520,191	$439,521	$959,712
Measurement-period and other adjustments	—	—	—	—	—	—
Ending gross goodwill balance	$524,189	$439,521	$963,710	$520,191	$439,521	$959,712

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$62,000	$—	$62,000	$—	$—	$—
Impairment	—	—	—	—	—	—
Ending accumulated goodwill impairment	$62,000	$—	$62,000	$—	$—	$—

Goodwill	$462,189	$439,521	$901,710	$520,191	$439,521	$959,712

(1) As of December 31, 2023 and 2022, and March 31, 2024 and 2023, no goodwill was allocated to the Corporate reportable segment.

Other Intangible Assets

Activity related to other intangible assets for the three months ended March 31, 2024 and 2023 follows:

	For the three months ended
	March 31,
Roll Forward of Other Intangible Assets (in thousands)	2024	2023
Beginning balance	$181,975	$198,643
Amortization	(3,754)	(4,435)
Ending balance	$178,221	$194,208

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of March 31, 2024 and December 31, 2023:

Components of Other Intangible Assets (in thousands)	March 31, 2024	December 31, 2023
Gross value	$220,682	$220,682
Accumulated amortization	(42,461)	(38,707)
Net carrying value	$178,221	$181,975

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of March 31, 2024 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Nine Months Ending December 31,
2024	$12,236
Year Ending December 31,
2025	$16,314
2026	16,314
2027	16,314
2028	16,314
2029	16,250
Thereafter	84,479
Total	$178,221

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the three months ended March 31, 2024 and 2023 follows:

	For the three months ended
	March 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2024	2023
Beginning balance	$113,546	$200,346
Accretion	512	177
Payments	(13,819)	(25,690)
Ending balance	$100,239	$174,833

The contingent consideration liabilities presented in the table above relate to (i) acquisitions of debt brokerage and investment sales brokerage companies and (ii) other acquisitions completed over the past several years. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earnout period of five years, provided certain revenue targets and other metrics have been met. The last of the earnout periods related to the contingent consideration ends in the third quarter of 2027. In each case, the Company estimated the initial fair value of the contingent consideration using a Monte Carlo simulation.

NOTE 8—FAIR VALUE MEASUREMENTS

The Company uses valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach to measure assets and liabilities that are measured at fair value. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2—Financial assets and liabilities whose values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from, or corroborated by, market data by correlation or other means.
●	Level 3—Financial assets and liabilities whose values are based on inputs that are both unobservable and significant to the overall valuation.

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis and are carried at the lower of amortized cost or fair value. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is evidence of impairment and for disclosure purposes (NOTE 3). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated placement fee revenue from escrow deposits, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing MSR assets.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—The derivative positions consist of interest rate lock commitments with borrowers and forward sale agreements to the Agencies. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the applicable U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and is classified within Level 3 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants, such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS Agency MBS using third-party broker estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2. Additional details on Pledged Securities are included in NOTE 9.

●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are initially recognized at fair value at acquisition and subsequently remeasured using a Monte Carlo simulation that uses updated management forecasts and current valuation assumptions and discount rates. The Company determines the fair value of each contingent consideration liability based on probability of achievement, which incorporates management estimates. As a result, the Company classifies these liabilities as Level 3. Additional details on Contingent consideration liabilities are included in NOTE 7.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
March 31, 2024
Assets
Loans held for sale	$—	$497,933	$—	$497,933
Pledged securities	42,994	147,685	—	190,679
Derivative assets	—	—	14,300	14,300
Total	$42,994	$645,618	$14,300	$702,912

Liabilities
Derivative liabilities	$—	$—	$503	$503
Contingent consideration liabilities	—	—	100,239	100,239
Total	$—	$—	$100,742	$100,742

December 31, 2023
Assets
Loans held for sale	$—	$594,998	$—	$594,998
Pledged securities	41,283	142,798	—	184,081
Derivative assets	—	—	31,451	31,451
Total	$41,283	$737,796	$31,451	$810,530

Liabilities
Derivative liabilities	$—	$—	$28,247	$28,247
Contingent consideration liabilities	—	—	113,546	113,546
Total	$—	$—	$141,793	$141,793

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2024 and 2023.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
Derivative Assets and Liabilities, net (in thousands)	2024	2023
Beginning balance	$3,204	$15,560
Settlements	(54,045)	(100,386)
Realized gains (losses) recorded in earnings(1)	50,841	84,826
Unrealized gains (losses) recorded in earnings(1)	13,797	(7,729)
Ending balance	$13,797	$(7,729)
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Derivative assets	$14,300	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$503	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$100,239	Monte Carlo Simulation	Probability of earnout achievement	20% - 100%	48%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2024 and December 31, 2023 are presented below:

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$216,532	$216,532	$328,698	$328,698
Restricted cash	21,071	21,071	21,422	21,422
Pledged securities	190,679	190,679	184,081	184,081
Loans held for sale	497,933	497,933	594,998	594,998
Loans held for investment, net(1)	59,502	58,575	40,056	40,139
Derivative assets(1)	14,300	14,300	31,451	31,451
Total financial assets	$1,000,017	$999,090	$1,200,706	$1,200,789

Financial Liabilities:
Derivative liabilities(2)	$503	$503	$28,247	$28,247
Contingent consideration liabilities(2)	100,239	100,239	113,546	113,546
Warehouse notes payable	521,977	522,040	596,178	596,428
Notes payable	772,037	784,500	773,358	786,500
Total financial liabilities	$1,394,756	$1,407,282	$1,511,329	$1,524,721
(1)	Included as a component of Other Assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other Liabilities on the Condensed Consolidated Balance Sheets.

The following methods and assumptions were used for recurring fair value measurements as of March 31, 2024 and December 31, 2023.

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

The fair value of the Company's forward sales contracts to investors considers the effects of interest rate movements between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2024 and December 31, 2023:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
March 31, 2024
Rate lock commitments	$156,512	$3,880	$55	$3,935	$3,935	$—	$—
Forward sale contracts	656,200	—	9,862	9,862	10,365	(503)	—
Loans held for sale	499,688	8,162	(9,917)	(1,755)	—	—	(1,755)
Total		$12,042	$—	$12,042	$14,300	$(503)	$(1,755)

December 31, 2023
Rate lock commitments	$463,626	$15,908	$11,492	$27,400	$27,400	$—	$—
Forward sale contracts	1,035,964	—	(24,196)	(24,196)	4,051	(28,247)	—
Loans held for sale	572,338	9,956	12,704	22,660	—	—	22,660
Total		$25,864	$—	$25,864	$31,451	$(28,247)	$22,660

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of March 31, 2024. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2024 collateral requirements as outlined above. As of March 31, 2024, reserve requirements for the DUS loan portfolio will require the Company to fund $75.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of March 31, 2024. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of March 31, 2024, the net worth requirement was $310.7 million, and the Company's net worth, as defined in the requirements, was $1.0 billion, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2024, the Company was required to maintain at least $61.8 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $177.9 million as of March 31, 2024, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of March 31, 2024 and 2023, and December 31, 2023 and 2022:

	March 31,		December 31,
Pledged Securities (in thousands)	2024	2023	2023	2022
Restricted cash	$2,602	$8,536	$2,727	$5,788
Money market funds	40,392	17,270	38,556	8,870
Total pledged cash and cash equivalents	$42,994	$25,806	$41,283	$14,658
Agency MBS	147,685	139,275	142,798	142,624
Total pledged securities, at fair value	$190,679	$165,081	$184,081	$157,282

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. A detailed discussion of the Company’s accounting policies regarding the allowance for credit losses for AFS securities is included in NOTE 2 of the Company’s 2023 Form 10-K. The following table provides additional information related to the Agency MBS as of March 31, 2024 and December 31, 2023:

Fair Value and Amortized Cost of Agency MBS (in thousands)	March 31, 2024	December 31, 2023
Fair value	$147,685	$142,798
Amortized cost	148,100	143,862
Total gains for securities with net gains in AOCI	1,272	1,036
Total losses for securities with net losses in AOCI	(1,687)	(2,100)
Fair value of securities with unrealized losses	89,862	103,003

Pledged securities with a fair value of $87.3 million, an amortized cost of $89.0 million, and a net unrealized loss of $1.7 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	March 31, 2024
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	41,573	41,706
After five years through ten years	85,297	85,640
After ten years	20,815	20,754
Total	$147,685	$148,100

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2024 and 2023 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended March 31,
EPS Calculations (in thousands, except per share amounts)	2024	2023
Calculation of basic EPS
Walker & Dunlop net income	$11,866	$26,665
Less: dividends and undistributed earnings allocated to participating securities	290	707
Net income applicable to common stockholders	$11,576	$25,958
Weighted-average basic shares outstanding	32,978	32,529
Basic EPS	$0.35	$0.80

Calculation of diluted EPS
Net income applicable to common stockholders	$11,576	$25,958
Add: reallocation of dividends and undistributed earnings based on assumed conversion	(1)	1
Net income allocated to common stockholders	$11,575	$25,959
Weighted-average basic shares outstanding	32,978	32,529
Add: weighted-average diluted non-participating securities	70	287
Weighted-average diluted shares outstanding	33,048	32,816
Diluted EPS	$0.35	$0.79

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three months ended March 31, 2024, 181 thousand average restricted shares were excluded from the computation of diluted EPS under the treasury-stock method. For the three months ended March 31, 2023, 368 thousand average restricted shares were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive (the exercise price of the options, or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented).

In February 2024, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2024. During the first three months of 2024, the Company did not repurchase any shares of its common stock under the share repurchase program. As of March 31, 2024, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2024 share repurchase program.

During the first quarter of 2024, the Company paid a dividend of $0.65 per share. On May 1, 2024, the Company’s Board of Directors declared a dividend of $0.65 per share for the second quarter of 2024. The dividend will be paid on May 31, 2024 to all holders of record of the Company’s restricted and unrestricted common stock as of May 16, 2024.

The Company awarded $4.4 million and $3.0 million of stock to settle compensation liabilities, a non-cash transaction, for the three months ended March 31, 2024 and 2023, respectively.

The Company’s Note Payable contains direct restrictions on the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company can pay for the foreseeable future.

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

The following tables provide a summary and reconciliation of each segment’s results for the three months ended March 31, 2024 and 2023 and total assets as of March 31, 2024 and 2023.

Segment Results and Total Assets (in thousands)	As of and for the three months ended March 31, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$43,700	$40	$—	$43,740
Fair value of expected net cash flows from servicing, net	20,898	—	—	20,898
Servicing fees	—	80,043	—	80,043
Property sales broker fees	8,821	—	—	8,821
Investment management fees	—	13,520	—	13,520
Net warehouse interest income (expense)	(1,574)	458	—	(1,116)
Placement fees and other interest income	—	35,603	3,799	39,402
Other revenues	10,052	11,571	1,128	22,751
Total revenues	$81,897	$141,235	$4,927	$228,059

Expenses
Personnel	$79,187	$18,055	$14,221	$111,463
Amortization and depreciation	1,137	53,071	1,683	55,891
Provision (benefit) for credit losses	—	524	—	524
Interest expense on corporate debt	4,851	11,191	1,617	17,659
Other operating expenses	5,052	5,123	18,668	28,843
Total expenses	$90,227	$87,964	$36,189	$214,380
Income (loss) from operations	$(8,330)	$53,271	$(31,262)	$13,679
Income tax expense (benefit)	(1,744)	11,153	(6,545)	2,864
Net income (loss) before noncontrolling interests	$(6,586)	$42,118	$(24,717)	$10,815
Less: net income (loss) from noncontrolling interests	114	(1,165)	—	(1,051)
Walker & Dunlop net income (loss)	$(6,700)	$43,283	$(24,717)	$11,866

Total assets	$1,155,060	2,270,266	400,586	$3,825,912

Segment Results and Total Assets (in thousands)	As of and for the three months ended March 31, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$46,956	$128	$—	$47,084
Fair value of expected net cash flows from servicing, net	30,013	—	—	30,013
Servicing fees	—	75,766	—	75,766
Property sales broker fees	11,624	—	—	11,624
Investment management fees	—	15,173	—	15,173
Net warehouse interest income (expense)	(1,689)	1,690	—	1
Placement fees and other interest income	—	28,824	2,100	30,924
Other revenues	17,100	11,615	(554)	28,161
Total revenues	$104,004	$133,196	$1,546	$238,746

Expenses
Personnel	$90,462	$15,341	$12,810	$118,613
Amortization and depreciation	1,186	54,010	1,770	56,966
Provision (benefit) for credit losses	—	(10,775)	—	(10,775)
Interest expense on corporate debt	4,269	9,582	1,423	15,274
Other operating expenses	5,644	1,480	16,939	24,063
Total expenses	$101,561	$69,638	$32,942	$204,141
Income (loss) from operations	$2,443	$63,558	$(31,396)	$34,605
Income tax expense (benefit)	504	13,104	(6,473)	7,135
Net income (loss) before noncontrolling interests	$1,939	$50,454	$(24,923)	$27,470
Less: net income (loss) from noncontrolling interests	1,435	(630)	—	805
Walker & Dunlop net income (loss)	$504	$51,084	$(24,923)	$26,665

Total assets	$1,586,339	$2,484,437	$422,276	$4,493,052

NOTE 12—VARIABLE INTEREST ENTITIES

The Company, through its subsidiary Walker & Dunlop Affordable Equity (“WDAE”), provides alternative investment management services through the syndication of tax credit funds and development of affordable housing projects. To facilitate the syndication and development of affordable housing projects, the Company is involved with the acquisition and/or formation of limited partnerships and joint ventures with investors, property developers, and property managers that are VIEs.

A detailed discussion of the Company’s accounting policies regarding the consolidation of VIEs and significant transactions involving VIEs is included in NOTE 2 and NOTE 17 of the 2023 Form 10-K.

As of March 31, 2024 and December 31, 2023, the assets and liabilities of the consolidated tax credit funds were immaterial.

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$1,743	$2,841
Restricted cash	4,427	2,811
Receivables, net	27,914	28,256
Other Assets	46,951	47,249
Total assets of consolidated VIEs	$81,035	$81,157

Liabilities:
Other liabilities	$54,830	$53,526
Total liabilities of consolidated VIEs	$54,830	$53,526

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	March 31, 2024	December 31, 2023
Assets
Committed investments in tax credit equity	$122,332	$154,028
Other assets: Equity-method investments	62,310	60,195
Total interests in nonconsolidated VIEs	$184,642	$214,223

Liabilities
Commitments to fund investments in tax credit equity	$114,206	$140,259
Total commitments to fund nonconsolidated VIEs	$114,206	$140,259

Maximum exposure to losses(1)(2)	$184,642	$214,223

(1)	Maximum exposure determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2023 “Form 10-K”).

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2023 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 79% of refinancing volumes coming from new loans to us and 17% of total transaction volumes coming from new customers for the three months ended March 31, 2024.

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

We provide multifamily property sales brokerage and appraisal and valuation services and engage in commercial real estate investment management activities, including a focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication. We engage in the development and preservation of affordable housing projects through joint ventures with real estate developers and the management of funds focused on affordable housing. We provide housing market research and real estate-related investment banking and advisory services, which provide our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country. We also underwrite, service, and asset-manage shorter-term loans on commercial real estate. Most of these shorter-term interim loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). In the past, some of these interim loans were closed and retained by us through our Interim Loan Program (as defined below in Investment Management and Principal Lending and Investing). We are a leader in commercial real estate technology, developing and acquiring technology resources that (i) provide innovative solutions and a better experience for our customers, (ii) allow us to drive efficiencies across our internal processes, and (iii) allow us to accelerate growth of our small-balance lending business and our appraisal platform, Apprise.

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

Capital Markets (“CM”)

CM provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, appraisal and valuation services, and real estate related investment banking and advisory services, including housing market research. Our long-established relationships with the Agencies and institutional investors enable us to offer a broad range of loan products and services to our customers. We provide property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various investors. Additionally, we earn subscription fees for our housing related research. The primary services within CM are described below.

Agency Lending

We are one of the leading lenders with the Agencies, where we originate and sell multifamily, manufactured housing communities, student housing, affordable housing, seniors housing, and small-balance multifamily loans. For additional information on our Agency Lending services, refer to Item 1. Business in our 2023 Form 10-K.

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

We generally fund our Agency loan products through warehouse facility financing and sell them to investors in accordance with the related loan sale commitment, which we obtain concurrent with rate lock. Proceeds from the sale of the loan are used to pay off the warehouse facility borrowing. The sale of the loan is typically completed within 60 days after the loan is closed. We earn net warehouse interest income or expense from loans held for sale while they are outstanding equal to the difference between the note rate on the loan and the cost of borrowing of the warehouse facility. Our cost of borrowing can exceed the note rate on the loan, resulting in a net interest expense.

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

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance multifamily lending platform, which involves a high volume of transactions with smaller loan balances. We have supported our small-balance lending platform with acquisitions in the past that have provided data analytics and further advanced our technology development capabilities in this area.

Debt Brokerage

Our mortgage bankers who focus on debt brokerage are engaged by borrowers to work with a variety of institutional lenders, banks, and various other institutional lenders to find the most appropriate debt and/or equity solution for the borrowers’ needs. These financing solutions are then funded directly by the lender, and we receive an origination fee for our services. On occasion, we service the loans after they are originated by the lender.

Property Sales

Through our subsidiary Walker & Dunlop Investment Sales (“WDIS”), we offer property sales brokerage services to owners and developers of multifamily properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these multifamily assets on behalf of our clients, and we often are able to provide financing for the purchaser of the properties through our Agency or debt brokerage teams. We have increased the number of property sales brokers and the geographical reach of our investment sales platform over the past several years through hiring and acquisitions and intend to continue this expansion in support of our growth strategy, geographical reach, and service offerings. Our geographical reach now covers many major markets in the United States, and our service offerings now include sales of land, student, senior housing, and affordable properties.

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

Servicing & Asset Management (“SAM”)

SAM focuses on servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, broker to certain life insurance companies, and originate through our principal lending and investing activities, and managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn revenue through net interest income on the loans and the warehouse interest expense for loans held for investment. The primary services within SAM are described below. For additional information on our SAM services, refer to Item 1. Business in our 2023 Form 10-K.

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

Investment Management and Principal Lending and Investing

Investment Management—Through our subsidiary, Walker & Dunlop Investment Partners (“WDIP”), we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current regulatory assets under management (“AUM”) of $1.6 billion primarily consist of six sources: Fund III, Fund IV, Fund V, Fund VI, and Fund VII (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

Principal Lending and Investing—Using a combination of our own capital and warehouse debt financing, we offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Loan Program”). We underwrite, service, and asset-manage all loans executed through the Interim Loan Program. We originate and hold these Interim Loan Program loans for investment, which are included on our balance sheet, and during the time that these loans are outstanding, we assume the full risk of loss. The ultimate goal of the Interim Loan Program is to provide permanent Agency financing on these transitional properties. We believe third-party capital solutions, in the form of direct real estate investment or commingled funds with our registered investment adviser, are a long-term growth opportunity for our servicing and asset management businesses, and we have steadily reduced our reliance on our own capital and warehouse debt financing to fund interim loans in order to focus on raising third-party capital solutions to meet market demand and pursue our asset management growth strategy.

In the fourth of quarter 2023, WDIP launched a credit fund focused on transitional lending with a large, institutional insurance company. The credit fund focuses on the same core product as the Interim Loan Program and Interim Program JV, and we expect to further wind down our reliance on the Interim Loan Program as a result of launching this credit fund. The Company underwrites, services, and asset manages all loans originated for the credit fund and has only a 5% co-investment obligation.

Affordable Housing Real Estate Services

We provide affordable housing investment management and real estate services through our subsidiary, Walker & Dunlop Affordable Equity (“WDAE”). WDAE is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. WDAE serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, WDAE earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or are reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies are discussed in NOTE 2 of the consolidated financial statements in our 2023 Form 10-K.

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

The assumptions used to estimate the fair value of capitalized MSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically, including the assumption that most significantly impacts the estimate: the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. Over the past three years, we have adjusted the placement fee assumption related to escrow deposits several times to reflect the current and expected future earnings rate projected for the life of the MSR. Subsequent to loan origination, the carrying value of the MSR is amortized over the expected life of the loan. We engage a third party on a semi-annual basis, primarily for financial statement disclosure purposes. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the condensed consolidated financial statements details the portfolio-level impact of a change in the discount rate).

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

The weighted-average annual loss rate is calculated using a 10-year look-back period, utilizing the average portfolio balance and settled losses for each year. A 10-year period is used as we believe that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling 10-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to fall off and as new loss data are added. For example, in the first quarter of 2024, loss data from earlier periods in the look-back period with significantly higher losses fell off and were replaced with more recent loss data with significantly lower losses, resulting in the weighted-average annual loss rate declining from 0.6 basis points to 0.3 basis points.

We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on generally available economic and unemployment forecasts and a blended loss rate from historical periods that we believe reflect the forecasts. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period reflects our expectations of the economic conditions impacting the multifamily sector over the coming year in relation to the historical period. For example, despite our historical loss rate declining from 0.6 basis points as of December 31, 2023 to 0.3 basis points as of March 31, 2024, our forecast-period loss rate remained relatively unchanged from 2.4 basis points as of December 31, 2023, to 2.3 basis points as of March 31, 2024. The forecast loss rate remaining the same reflects our relatively unchanged view of the uncertainty of the evolving macroeconomic conditions facing the multifamily sector.

NOTE 4 of the condensed consolidated financial statements outlines adjustments made in the loss rates used to account for the expected economic conditions as of a given period and the related impact on the estimate.

Changes in our expectations and forecasts have materially impacted, and in the future may materially impact, these inputs and the CECL estimate.

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

Contingent Consideration Liabilities. The Company typically includes an earnout as part of the consideration paid for acquisitions to align the long-term interests of the acquiree with the Company. These earnouts contain milestones for achievement, which typically are revenue, revenue-like, or productivity measurements. If the milestone is achieved, the acquiree is paid the additional consideration. Upon acquisition, the Company is required to estimate the fair value of the earnout and include that fair value measurement as a component of the total consideration paid in the calculation of goodwill. The fair value of the earnout is recorded as a contingent consideration liability and is included within Other liabilities in the Condensed Consolidated Balance Sheet and adjusted to the estimated fair value at the end of each reporting period.

The determination of the fair value of contingent consideration liabilities requires significant management judgment and unobservable inputs to (i) determine forecasts and scenarios of future revenues, net cash flows and certain other performance metrics, (ii) assign a probability of achievement for the forecasts and scenarios, and (iii) select a discount rate. A Monte Carlo simulation analysis is used to determine many iterations of potential fair values. The average of these iterations is then used to determine the estimated fair value. We typically obtain the assistance of third-party valuation specialists to assist with the fair value estimation. The probability of the earnout achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty. Changes to the aforementioned inputs impact the estimate; for example, in the fourth quarter of 2023, we recorded a $62.5 million reduction to the fair value of our contingent consideration liabilities based on revised management forecasts, scenarios, and other valuation inputs.

The aggregate fair value of our contingent consideration liabilities as of March 31, 2024 was $100.2 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of March 31, 2024 was $279.0 million. In prior years, we made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams.

Goodwill. As of both March 31, 2024 and December 31, 2023, we reported goodwill of $901.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors.

Overview of Current Business Environment

Inflation has remained consistently high since early 2022. In response, the Federal Open Market Committee ("FOMC") has increased its target Federal Funds Rate by 5.25% since the first quarter of 2022, with the last increase coming at the July 2023 FOMC meeting, establishing and maintaining a target range of 5.25% to 5.50% that remains in place through March 31, 2024. Entering 2024, the long-term yield curve was pricing in an expectation of three to five rate cuts by the FOMC, with the first of those rate cuts expected in March 2024. Consequently, the ten-year Treasury yield—the benchmark rate against which many commercial real estate loan products are priced—began the year at 3.95%. Inflation and employment data during the first few months of the year has remained above the FOMC’s long-term target, however, and no action has been taken by the FOMC to reduce the Federal Funds Rate yet in 2024. The long-term yield curve is now pricing in one to two cuts in the Federal Funds Rate in 2024, with the first of those cuts not expected until late-Fall 2024. Consequently, the ten-year Treasury yield has risen to a high of 4.62% in April 2024. The volatility and absolute level of medium-to-long term interest rates continues to suppress commercial real estate transaction activity, as those rates serve as the basis for many of our lending products, and the return expectations for many investors in commercial real estate. Higher short-term interest rates also have a negative impact on our business by increasing our borrowing costs for both our warehouse lines and corporate debt. The Federal Funds Rate remaining at elevated levels does benefit our placement fee revenue on escrow deposits and cash and cash equivalents, though, and we now expect to earn elevated placement fees and other interest income for the remainder of the year on those deposits.

Higher and volatile interest rates continue to disrupt many sectors of the capital markets, including: (a) disruption in the commercial real estate lending and transactions market, (b) volatility in pricing of commercial real estate assets, (c) challenges in the banking sector which are constraining the supply of capital from the financial sector, and (d) uncertainty amongst owners, operators, and developers of commercial real estate assets. The largest impact of these uncertainties was to our multifamily property sales business, as overall multifamily acquisitions activity fell to its lowest quarterly level in nearly four years, according to Real Capital Analytics. As a result, our property sales volume in the first quarter 2024 declined 38% compared to the same quarter last year. Several of our debt executions were also negatively impacted for the first quarter 2024 compared to the same quarter last year, with the largest decreases in our HUD (89%) and Fannie Mae (34%) executions. Despite the challenges already outlined, third party capital from life insurance companies, certain banks, and CMBS transacted at a higher level in the first quarter of 2024 compared to the same period last year, as evidenced by the 40% increase in our debt brokerage volumes quarter over quarter. As a result of higher debt brokerage volumes, our total debt financing volumes during the first quarter of 2024 increased 8% when compared to the same quarter last year.

As the market adjusts its expectations to a sustained high interest rate environment, we expect medium and long-term interest rates to stabilize, and for capital and our customers to adjust. The multifamily lending market is forecasted by the Mortgage Bankers Association (“MBA”) to increase to $339 billion in 2024 from $271 billion in 2023, an increase of 25%. Our view is that for the MBA’s forecast to be accurate, interest rates must remain stable, and a large majority of transaction activity will need to close in the second half of the year. This will benefit our GSE lending executions. Although our GSE lending volumes declined 20%, we expect the GSEs’ lending terms to be more competitive in the latter parts of 2024, and for GSE transaction activity to increase throughout the year in a similar manner to 2023.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2023, the FHFA established Fannie Mae’s and Freddie Mac’s 2024 loan origination caps at $70 billion each for all multifamily business, a 7% decrease from the 2023 caps, but a 38% increase over actual combined 2023 lending volumes for the GSEs. During the three months ended March 31, 2024, Fannie Mae and Freddie Mac had multifamily origination volumes of $10.0 billion and $9.1 billion, respectively, down 2.0% and up 46.0%, from the three months ended March 31, 2023, respectively, leaving a combined $120.9 billion of available lending capacity for the remainder of 2024.

Despite the higher interest rate environment and declines in commercial real estate lending and property sales, macroeconomic conditions impacting multifamily property fundamentals remained healthy through the first quarter of 2024, with the national unemployment rate remaining low at 3.8% as of March 2024. According to RealPage, a provider of commercial real estate data and analytics, vacancies have stabilized around 5.9% as of March 2024 from 5.8% as of December 2023 and 5.3% as of March 2023. A record number of new multifamily properties were completed in 2023, with the majority of those completions concentrated in sunbelt markets, with an even greater number expected to be completed in 2024. Beyond 2024, multifamily completions are expected to decrease significantly, as new starts stalled in 2023 as a result of the liquidity and macroeconomic challenges. In the short-term, rent growth is expected to face downward pressure, while occupancy rates are also expected to face upward pressure as new supply is absorbed. Despite the increase in vacancies and the short-term increase in supply of multifamily units, national rent growth remains flat to slightly positive indicating continued healthy demand for multifamily units as the market is absorbing the new supply.

The increase in completions in 2024 will present an opportunity for our multifamily property sales team, as many merchant builders will look to sell completed assets once stabilized. We continue to compete for market share in a challenging multifamily property sales sector, as customers increasingly look to experienced brokers to maximize value in this uncertain environment. Long term, we believe the market fundamentals will trend more positive for multifamily properties due to constrained supply resulting from the decline in new construction starts over the past year. Over the last several years, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in many geographical areas. Consequently, the fundamentals of multifamily assets remain healthy, and we expect that market demand for multifamily assets in the long-term will return, as this asset class remains an attractive investment option.

As noted above, our debt financing operations with HUD declined compared to the first quarter of 2023. The decline in HUD volumes was due to the ongoing volatile interest-rate environment discussed above, which more acutely impacted our HUD product given the longer lead times associated with HUD executions. As interest rates stabilize, we expect our HUD volume to improve.

We entered into the Interim Program JV to expand our capacity to originate Interim Program loans beyond the use of our own balance sheet. Demand for transitional lending was strong prior to 2023 and drove increased competition from lenders, specifically banks, private debt funds, mortgage real estate investment trusts, and life insurance companies.

Over the past two years, we reduced our reliance on our balance sheet and the Interim Program JV, and as such shifted our strategy for transitional lending toward our investment management platform and our registered investment adviser, WDIP. Given the increased distress in the transitional lending market, particularly within CLOs, we have been actively raising capital to meet the potential market demand as those loans mature in 2024 and 2025. We launched our first credit fund through WDIP in the fourth quarter of 2023, raising $150 million of capital from a large life insurance company, that when levered will allow WDIP to supply over half a billion dollars to the transitional multifamily lending market. The credit fund focuses on the same core product as the Interim Loan Program and Interim Program JV. WDIP underwrites, services and asset manages all loans originated for the credit fund, and the Company has only a 5% co-investment obligation.

We provide alternative investment management services focused on the affordable housing sector through LIHTC syndication, joint venture development, and community preservation fund management through our subsidiary, WDAE. We were the eighth largest LIHTC syndicator in 2023. We continue to approach the affordable housing space with a combined LIHTC syndication and affordable housing service offering that we believe will generate significant long-term financing, property sales, and syndication opportunities. Additionally, as part of

FHFA’s 2024 loan origination caps of $140 billion announced in November 2023, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. We expect these initiatives coupled with the continued demand will create additional growth opportunities for both WDAE and our debt financing and property sales teams focused on affordable housing.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2024 and 2023. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended
	March 31,
(dollars in thousands)	2024	2023
Transaction Volume:
Components of Debt Financing Volume
Total Debt Financing Volume	$5,227,308	$4,825,798
Property Sales Volume	1,167,151	1,894,682
Total Transaction Volume	$6,394,459	$6,720,480

Key Performance Metrics:
Operating margin	6%	14%
Return on equity	3	6
Walker & Dunlop net income	$11,866	$26,665
Adjusted EBITDA(1)	74,136	67,975
Diluted EPS	0.35	0.79

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	49%	50%
Other operating expenses	13	10

	As of March 31,
Managed Portfolio:	2024	2023
Total Servicing Portfolio	$131,963,765	$124,575,919
Assets under management	17,465,398	16,654,566
Total Managed Portfolio	$149,429,163	$141,230,485
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following table presents a period-to-period comparison of our financial results for the three months ended March 31, 2024 and 2023.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$43,740	$47,084	$(3,344)	(7)%
Fair value of expected net cash flows from servicing, net	20,898	30,013	(9,115)	(30)
Servicing fees	80,043	75,766	4,277	6
Property sales broker fees	8,821	11,624	(2,803)	(24)
Investment management fees	13,520	15,173	(1,653)	(11)
Net warehouse interest income (expense)	(1,116)	1	(1,117)	(111,700)
Placement fees and other interest income	39,402	30,924	8,478	27
Other revenues	22,751	28,161	(5,410)	(19)
Total revenues	$228,059	$238,746	$(10,687)	(4)

Expenses
Personnel	$111,463	$118,613	$(7,150)	(6)%
Amortization and depreciation	55,891	56,966	(1,075)	(2)
Provision (benefit) for credit losses	524	(10,775)	11,299	(105)
Interest expense on corporate debt	17,659	15,274	2,385	16
Other operating expenses	28,843	24,063	4,780	20
Total expenses	$214,380	$204,141	$10,239	5
Income from operations	$13,679	$34,605	$(20,926)	(60)
Income tax expense	2,864	7,135	(4,271)	(60)
Net income before noncontrolling interests	$10,815	$27,470	$(16,655)	(61)
Less: net income (loss) from noncontrolling interests	(1,051)	805	(1,856)	(231)
Walker & Dunlop net income	$11,866	$26,665	$(14,799)	(55)

Overview

The decrease in revenues was primarily driven by decreases in loan origination and debt brokerage fees, net (“origination fees”), the fair value of expected net cash flows from servicing, net (“MSR income”), property sales broker fees, and other revenues, partially offset by increases in servicing fees and placement fees and other interest income. Origination fees and MSR income decreased largely as a result of a 38% decline in Fannie Mae and HUD debt financing volume. Property sales broker fees decreased primarily due to a 38% decline in property sales volume. Other revenues decreased largely due to a decrease in investment banking revenues due to a large investment banking transaction in the first quarter of 2023 with no comparable activity in 2024, partially offset by an increase in income from equity method investments. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Placement fees and other interest income increased primarily as a result of a higher placement fee rate due to a higher short-term interest rate environment.

The increase in expenses was primarily due to a significant change in the provision (benefit) for credit losses combined with increases in interest expense on corporate debt and other operating expenses, partially offset by decreases in personnel costs. Provision (benefit) for credit losses switched from a large benefit in 2023 to a small provision in 2024 due primarily to a decrease in the change in historical loss rates from 0.6 basis points in 2023 to 0.3 basis points in 2024, partially offset by an increase in the provision for defaulted loans. For the three months ended March 31, 2023, the benefit was related to a decrease in the historical loss rate, with no comparable offset. Interest expense on corporate debt increased due to an increase in the interest rate on the debt as its floating rate is tied to short-term interest rates, which were higher in 2024 than 2023. Other operating expenses increased largely as a result of the write-off of debt premium in 2023 due to refinancing debt assumed from an acquisition, which reduced other operating expenses, with no comparable activity in 2024. Personnel costs decreased largely due to decreases in commission costs as a result of lower origination fees and property sales broker fees and salaries and subjective bonus costs largely as a result of lower average headcount in 2024.

The decrease in income tax expense was driven by the 60% decrease in income from operations.

A discussion of the financial results for our segments is included further below.

Non-GAAP Financial Measure

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses, net write-offs, stock-based incentive compensation charges, the fair value of expected net cash flows from servicing, net, the write off of the unamortized balance of premium associated with the repayment of a portion of our corporate debt, goodwill impairment, and contingent consideration liability fair value adjustments when the fair value adjustment is a triggering event for a goodwill impairment assessment. In cases where the fair value adjustment of contingent consideration liabilities is a trigger for goodwill impairment, the goodwill impairment is netted against the fair value adjustment of contingent consideration liabilities and included as a net number. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended
	March 31,
(in thousands)	2024	2023
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$11,866	$26,665
Income tax expense	2,864	7,135
Interest expense on corporate debt	17,659	15,274
Amortization and depreciation	55,891	56,966
Provision (benefit) for credit losses	524	(10,775)
Net write-offs	—	—
Stock-based compensation expense	6,230	7,143
Fair value of expected net cash flows from servicing, net	(20,898)	(30,013)
Write off of unamortized premium from corporate debt repayment	—	(4,420)
Adjusted EBITDA	$74,136	$67,975

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three months ended March 31, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Loan origination and debt brokerage fees, net	$43,740	$47,084	$(3,344)	(7)%
Servicing fees	80,043	75,766	4,277	6
Property sales broker fees	8,821	11,624	(2,803)	(24)
Investment management fees	13,520	15,173	(1,653)	(11)
Net warehouse interest income (expense)	(1,116)	1	(1,117)	(111,700)
Placement fees and other interest income	39,402	30,924	8,478	27
Other revenues	23,802	27,356	(3,554)	(13)
Personnel	(105,233)	(111,470)	6,237	(6)
Net write-offs	—	—	—	N/A
Other operating expenses	(28,843)	(28,483)	(360)	1
Adjusted EBITDA	$74,136	$67,975	$6,161	9

Origination fees decreased primarily due to declines in Fannie Mae and HUD debt financing volumes. Servicing fees increased largely due to growth in the average servicing portfolio period over period. Property sales broker fees decreased principally due to a decline in property sales volumes. Placement fees and other interest income increased largely as a result of higher placement fee rates due to a higher short-term interest rate environment. Other revenues decreased primarily due to a decrease in investment banking revenues. The decrease in personnel expenses was primarily due to decreases in commission costs due to our lower origination fees and in salaries and subjective bonus costs largely as a result of lower average headcount.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operating activities are generated from loan sales, servicing fees, placement fees, net warehouse interest income (expense), property sales broker fees, investment management fees, research subscription fees, investment banking advisory fees, and other income, net of loan originations and operating costs. Our cash flows from operations are impacted by the fees generated by our loan originations and property sales, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

Cash Flows from Investing Activities

Our cash flows from investing activities include capital expenditures, the funding and repayment of loans held for investment, contributions to and distributions from joint ventures, purchases of equity-method investments, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae.

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investment. We believe that our current warehouse loan facilities are adequate to meet our loan origination and tax credit equity syndication needs. Historically, we have used a combination of long-term debt and cash flows from operating activities to fund large acquisitions. Additionally, we repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily in connection with the exercise of stock options (cash inflow) and for acquisitions (non-cash transactions).

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2024 and 2023.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the three months ended March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Net cash provided by (used in) operating activities	$38,397	$(546,672)	$585,069	(107)%
Net cash provided by (used in) investing activities	(25,050)	9,284	(34,334)	(370)
Net cash provided by (used in) financing activities	(124,153)	513,804	(637,957)	(124)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	280,597	234,699	45,898	20

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$72,650	$(511,128)	$583,778	(114)%
Net cash provided by (used in) operating activities, excluding loan origination activity	(34,253)	(35,544)	1,291	(4)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(8,000)	$—	$(8,000)	N/A %
Purchases of equity-method investments	(4,048)	(11,049)	7,001	(63)
Net payoff of (investment in) loans held for investment	—	19,329	(19,329)	(100)
Repurchase of Agency loans	(13,469)	—	(13,469)	N/A

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(74,359)	$516,288	$(590,647)	(114)%
Repayments of interim warehouse notes payable	(2,460)	(14,521)	12,061	(83)
Repayments of notes payable	(2,000)	(116,046)	114,046	(98)
Borrowings of notes payable	—	196,000	(196,000)	(100)
Payment of contingent consideration	(13,820)	(25,690)	11,870	(46)
Repurchase of common stock	(9,789)	(17,395)	7,606	(44)
Debt issuance costs	(480)	(3,460)	2,980	(86)

The change to net cash provided by operating activities from net cash used in operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The change to cash flow provided by loan origination activities from cash flow used in loan origination activities is primarily attributable to sales outpacing originations by $72.7 million in 2024 compared to originations exceeding sales by $511.1 million in 2023. Excluding cash flow provided by origination and sale of loans, cash flows used in  operating activities were $34.3 million in 2024, down slightly from $35.5 million in 2023.

The change to net cash used in investing activities in 2024 from net cash provided by investing activities in 2023 was due to (i) an increase in the purchase of AFS securities, (ii) a decrease in the net payoff of loans held for investments as no loans paid off during 2024, and (iii) the repurchase of an Agency loan during the first quarter 2024 with no comparable activity in 2023. The change to net cash used in investing activities was partially offset by a decrease in purchases of equity-method investments, as we made fewer capital contributions in our LIHTC investments and other equity-method investments.

The change to cash used in financing activities in 2024 from net cash provided by financing activities was largely attributable to a change to net repayments in net warehouse borrowings due to the aforementioned decrease in loan origination activity and a decrease in borrowings of notes payable, partially offset by (i) a decrease in repayments of notes payable, (ii) a decrease in repayments of interim warehouse notes payable due to the aforementioned decrease in loan payoff activity, (iii) a decrease in the payment of contingent consideration liabilities, (iv) a decrease in the repurchase of common stock, and (v) a decrease in debt issuance costs. The decreases in borrowings of notes payable and debt issuance costs were due to borrowings under our Incremental Term Loan in 2023, a portion of which was used to repay notes payable at one of our subsidiaries, resulting in a decrease in the repayments of notes payable, with no comparable activity in 2024. The decrease in earnout payments was due to a smaller payment in 2024 compared to 2023 for one of our acquisitions. The decrease in repurchases of common stock was related to a decrease in the number and value of employee stock vesting events related to previously issued equity grants under our various share-based compensation plans due to both our financial performance and the lower stock price at which these vesting events occurred.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Transaction Volume:
Components of Debt Financing Volume
Fannie Mae	$903,368	$1,358,708	$(455,340)	(34)%
Freddie Mac	974,926	975,737	(811)	(0)
Ginnie Mae ̶ HUD	14,140	127,599	(113,459)	(89)
Brokered(1)	3,319,074	2,363,754	955,320	40
Total Debt Financing Volume	$5,211,508	$4,825,798	$385,710	8%
Property sales volume	1,167,151	1,894,682	(727,531)	(38)
Total Transaction Volume	$6,378,659	$6,720,480	$(341,821)	(5)%

Key Performance Metrics:
Net income	$(6,700)	$504	(7,204)	(1,429)
Adjusted EBITDA(2)	(19,297)	(18,687)	(610)	3
Operating margin	(10)%	2%

Key Revenue Metrics (as a percentage of debt financing volume):
Origination fees	0.84%	0.97%
MSR income	0.40	0.62
MSR income, as a percentage of Agency debt financing volume	1.10	1.22
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$43,700	$46,956	$(3,256)	(7)%
MSR Income	20,898	30,013	(9,115)	(30)
Property sales broker fees	8,821	11,624	(2,803)	(24)
Net warehouse interest income (expense), loans held for sale	(1,574)	(1,689)	115	(7)
Other revenues	10,052	17,100	(7,048)	(41)
Total revenues	$81,897	$104,004	$(22,107)	(21)

Expenses
Personnel	$79,187	$90,462	$(11,275)	(12)%
Amortization and depreciation	1,137	1,186	(49)	(4)
Interest expense on corporate debt	4,851	4,269	582	14
Other operating expenses	5,052	5,644	(592)	(10)
Total expenses	$90,227	$101,561	$(11,334)	(11)
Income from operations	$(8,330)	$2,443	$(10,773)	(441)
Income tax expense (benefit)	(1,744)	504	(2,248)	(446)
Net income before noncontrolling interests	$(6,586)	$1,939	$(8,525)	(440)
Less: net income (loss) from noncontrolling interests	114	1,435	(1,321)	(92)
Net income (loss)	$(6,700)	$504	$(7,204)	(1,429)

Revenues

Origination fees and MSR income. The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended
	March 31,
Debt Financing Volume by Product Type	2024	2023
Fannie Mae	17%	28%
Freddie Mac	19	20
Ginnie Mae ̶ HUD(1)	—	3
Brokered	64	49
(1)	Ginnie Mae ̶ HUD volume percentage was less than 1% of total debt financing volume for the three months ended March 31, 2024.

	For the three months ended
	March 31,
Mortgage Banking Details (basis points)	2024	2023
Origination Fee Rate (1)	84	97
Basis Point Change	(13)
Percentage Change	(13)%
MSR Rate (2)	40	62
Basis Point Change	(22)
Percentage Change	(35)%
Agency MSR Rate (3)	110	122
Basis Point Change	(12)
Percentage Change	(10)%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR Income as a percentage of Agency debt financing volume.

The decrease in origination fees was primarily the result of a 13-basis-point decrease in our origination fee rate, partially offset by an 8% increase in debt financing volume.  See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in debt financing volumes. The decrease in the origination fee rate was driven by an increase in brokered debt financing volume as a percentage of total debt financing volume and decreases in Fannie Mae and HUD debt financing volumes as seen above. Brokered loans have lower origination fees than Agency loans.

The decrease in MSR income was primarily attributable to the decreases in Fannie Mae and HUD debt financing volumes combined with a 12-basis point decrease in the Agency MSR Rate seen above. The decrease in the Agency MSR Rate was primarily the result of the decreases in Fannie Mae and HUD debt financing volumes as a percentage of total debt financing volume. Fannie Mae loans have higher weighted-average servicing fee (“WASF”) than our other products, resulting in higher MSR income from this product than our other products.

Property sales broker fees. The decrease in property sales broker fees was driven principally by the 38% decrease in the property sales volume period over period.

See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in property sales volume.

Other revenues. The decrease was principally due to an $8.1 million decrease in investment banking revenues due to the closing of the largest investment banking advisory transaction in Company history during 2023 with no comparable activity in 2024.

Expenses

Personnel. The decrease was primarily the result of a $4.3 million decrease in commission costs due to lower origination fees and property sales broker fees noted above, combined with a $2.3 million decrease in salaries and benefits and stock compensation due to lower headcount, and a $4.1 million decrease in the subjective bonus accrual due to lower headcount and our financial performance. Our lower headcount was primarily due to a workforce reduction implemented in the second quarter of 2023.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Income tax expense (benefit). Income tax expense (benefit) is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended
	March 31,
(in thousands)	2024	2023
Reconciliation of Net Income to Adjusted EBITDA
Net Income (loss)	$(6,700)	$504
Income tax expense (benefit)	(1,744)	504
Interest expense on corporate debt	4,851	4,269
Amortization and depreciation	1,137	1,186
Stock-based compensation expense	4,057	4,863
MSR Income	(20,898)	(30,013)
Adjusted EBITDA	$(19,297)	$(18,687)

The following table presents a period-to-period comparison of the components of CM adjusted EBITDA for the three months ended March 31, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Origination fees	$43,700	$46,956	$(3,256)	(7)%
Property sales broker fees	8,821	11,624	(2,803)	(24)
Net warehouse interest income (expense), loans held for sale	(1,574)	(1,689)	115	(7)
Other revenues	9,938	15,665	(5,727)	(37)
Personnel	(75,130)	(85,599)	10,469	(12)
Other operating expenses	(5,052)	(5,644)	592	(10)
Adjusted EBITDA	$(19,297)	$(18,687)	$(610)	3

Origination fees decreased due to a decrease in our origination fee rate, partially offset by an increase in total debt financing volume. Property sales broker fees decreased as a result of the decline in property sales volumes. The decrease in other revenues was principally due to a decrease in investment banking revenues. The decrease in personnel expense was primarily due to decreased commission costs due to the decreases in origination fees and property sales broker fees and lower salaries expense and subjective bonus accrual.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(dollars in thousands)	As of March 31,		Dollar	Percentage
Managed Portfolio:	2024	2023	Change	Change
Components of Servicing Portfolio
Fannie Mae	$64,349,886	$59,890,444	$4,459,442	7%
Freddie Mac	39,665,386	38,184,798	1,480,588	4
Ginnie Mae - HUD	10,595,841	10,027,781	568,060	6
Brokered (1)	17,312,513	16,285,391	1,027,122	6
Principal Lending and Investing (2)	40,139	187,505	(147,366)	(79)
Total Servicing Portfolio	$131,963,765	$124,575,919	$7,387,846	6%
Assets under management	17,465,398	16,654,566	810,832	5
Total Managed Portfolio	$149,429,163	$141,230,485	$8,198,678	6%

	For the three months ended
	March 31,		Dollar	Percentage
Key Volume and Performance Metrics:	2024	2023	Change	Change
Equity syndication volume(3)	$45,377	$135,913	$(90,536)	(67)%
Principal Lending and Investing debt financing volume(4)	15,800	—	15,800	N/A
Net income	43,283	51,084	(7,801)	(15)
Adjusted EBITDA(5)	119,658	112,975	6,683	6
Operating margin	38%	48%

	As of March 31,
Key Servicing Portfolio Metrics:	2024	2023
Custodial escrow deposit balance (in billions)	$2.3	$2.2
Weighted-average servicing fee rate (basis points)	24.0	24.3
Weighted-average remaining servicing portfolio term (years)	8.0	8.7

	As of March 31,
	2024		2023
Components of assets under management (in thousands)	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,699,825	$15,183,395	$6,462,787	$14,423,714
Equity funds	892,887	892,887	805,433	805,433
Debt funds(6)	809,801	1,389,116	700,403	1,425,419
Total assets under management	$8,402,513	$17,465,398	$7,968,623	$16,654,566

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	Comprised solely of WDIP separate account originations.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.
(6)	As of March 31, 2024, included $132.2 million of equity under management and $711.5 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds. As of March 31, 2023, includes $169.8 million of equity under management and $894.8 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$40	$128	$(88)	(69)%
Servicing fees	80,043	75,766	4,277	6
Investment management fees	13,520	15,173	(1,653)	(11)
Net warehouse interest income (expense), loans held for investment	458	1,690	(1,232)	(73)
Placement fees and other interest income	35,603	28,824	6,779	24
Other revenues	11,571	11,615	(44)	—
Total revenues	$141,235	$133,196	$8,039	6

Expenses
Personnel	$18,055	$15,341	$2,714	18%
Amortization and depreciation	53,071	54,010	(939)	(2)
Provision (benefit) for credit losses	524	(10,775)	11,299	(105)
Interest expense on corporate debt	11,191	9,582	1,609	17
Other operating expenses	5,123	1,480	3,643	246
Total expenses	$87,964	$69,638	$18,326	26
Income from operations	$53,271	$63,558	$(10,287)	(16)
Income tax expense	11,153	13,104	(1,951)	(15)
Income before noncontrolling interests	$42,118	$50,454	$(8,336)	(17)
Less: net income (loss) from noncontrolling interests	(1,165)	(630)	(535)	85
Net income	$43,283	$51,084	$(7,801)	(15)

Revenues

Servicing fees. The increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, slightly offset by a decline in the average servicing fee rates. The increase in the average servicing portfolio was driven by the $4.5 billion increase in Fannie Mae and the $1.5 billion increase in Freddie Mac loans serviced. The decrease in the average servicing fee rate was the result of decreases in the WASF on our new Fannie Mae debt financing volume over the past year as the volatility in the interest rate environment compressed the spread on our debt financing volume and reduced the servicing fee rates on loans originated in 2023. The WASF on new debt financing volume was lower than the loans paid off in the portfolio over the past year.

	For the three months ended March 31,			Percentage
Servicing Fees Details (dollars in thousands)	2024	2023	Change	Change
Average Servicing Portfolio	$131,236,834	$123,837,489	$7,399,345	6%
Average Servicing Fee (basis points)	24.0	24.4	(0.4)	(2)

Investment management fees. Investment management fees decreased primarily due to a decline in revenues from our LIHTC operations of $2.0 million due to lower disposition activity in 2024.

Placement fees and other interest income. The increase was driven primarily by an increase in our placement fees on escrow deposits of $6.3 million, coupled with a small increase in interest income from our pledged securities investments. The placement fee rates on escrow deposits increased significantly as a result of a higher short-term interest rate environment in 2024 compared to the same period in 2023. Short-term interest rates were still rising in the first half of 2023 before stabilizing in the second half of the year and into 2024.

Expenses

Personnel. Personnel expense increased largely due to an increase in salaries and benefits as the average headcount for this segment increased. The increase in average headcount was due to additional personnel hired in our LIHTC operations as we continue to scale and integrate those operations and our servicing department due to the growth of the servicing portfolio over the past year.

Provision (benefit) for credit losses. The provision for credit losses for 2024 was primarily attributable to a $2.0 million provision for other credit losses, partially offset by a $1.5 million benefit for risk-sharing obligations. In 2023, the benefit for credit losses was comprised predominantly of a benefit for risk-sharing obligations of $11.0 million. The provision for other credit losses for 2024 was related to the forbearance and indemnification agreement discussed more fully in NOTE 2 of the condensed consolidated financial statements.

The decrease in the benefit for risk-sharing obligations was primarily due to the decrease in the historical loss rate from 0.6 basis points as of December 31, 2023 to 0.3 basis points as of March 31, 2024, partially offset by an increase in the provision for defaulted loans. For the three months ended March 31, 2023, the benefit was related to a decrease in the historical loss rate, with no comparable offset.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. The increase primarily stemmed from a $4.4 million write-off of debt premium related to the payoff of fixed-rate debt held by a SAM subsidiary in 2023 with no comparable activity in 2024.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,
(in thousands)	2024	2023
Reconciliation of Net Income to Adjusted EBITDA
Net Income	$43,283	$51,084
Income tax expense	11,153	13,104
Interest expense on corporate debt	11,191	9,582
Amortization and depreciation	53,071	54,010
Provision (benefit) for credit losses	524	(10,775)
Net write-offs	—	—
Stock-based compensation expense	436	390
Write off of unamortized premium from corporate debt repayment	—	(4,420)
Adjusted EBITDA	$119,658	$112,975

The following table presents a period-to-period comparison of the components of SAM adjusted EBITDA for the three months ended March 31, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Origination fees	$40	$128	$(88)	(69)%
Servicing fees	80,043	75,766	4,277	6
Investment management fees	13,520	15,173	(1,653)	(11)
Net warehouse interest income (expense), loans held for investment	458	1,690	(1,232)	(73)
Placement fees and other interest income	35,603	28,824	6,779	24
Other revenues	12,736	12,245	491	4
Personnel	(17,619)	(14,951)	(2,668)	18
Net write-offs	—	—	—	N/A
Other operating expenses	(5,123)	(5,900)	777	(13)
Adjusted EBITDA	$119,658	$112,975	$6,683	6

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations, partially offset by a decrease in the average servicing fee rate. Investment management fees decreased due to a decline in revenues from our LIHTC operations. Placement fees and other interest income increased primarily due to an increase in placement fee rates. Personnel expense increased principally due to an increase in average headcount.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Revenues
Other interest income	$3,799	$2,100	$1,699	81%
Other revenues	1,128	(554)	1,682	(304)
Total revenues	$4,927	$1,546	$3,381	219

Expenses
Personnel	$14,221	$12,810	$1,411	11%
Amortization and depreciation	1,683	1,770	(87)	(5)
Interest expense on corporate debt	1,617	1,423	194	14
Other operating expenses	18,668	16,939	1,729	10
Total expenses	$36,189	$32,942	$3,247	10
Income (loss) from operations	$(31,262)	$(31,396)	$134	—
Income tax expense (benefit)	(6,545)	(6,473)	(72)	1
Net income (loss)	$(24,717)	$(24,923)	$206	(1)

Adjusted EBITDA	$(26,225)	$(26,313)	$88	—%

Revenues

Other interest income. The increase was due to an increase in the interest rates we earn on our cash deposits held by our corporate segment as interest rates continued to rise throughout 2023 and remained elevated in 2024.

Other revenues. The increase was largely due to an increase in income from equity-method investments.

Expenses

Personnel. The increase was primarily due to a $2.2 million increase in the subjective bonus accrual, partially offset by a $1.3 million decrease in salaries and benefits. The decrease in salaries and benefits was due to lower headcount principally as a result of our workforce reduction implemented in the second quarter of 2023.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. The increase was primarily driven by a $2.6 million increase in office expenses, partially offset by a $1.2 million decrease in professional fees. Office expenses increased primarily due to an increase in software costs and due to new office leases replacing older office leases and locations. Professional fees decreased primarily due to our continued cost-reduction initiatives.

Income tax expense (benefit). Income tax expense (benefit) is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income from operations, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended
	March 31,
(in thousands)	2024	2023
Reconciliation of Net Loss to Adjusted EBITDA
Net Loss	$(24,717)	$(24,923)
Income tax benefit	(6,545)	(6,473)
Interest expense on corporate debt	1,617	1,423
Amortization and depreciation	1,683	1,770
Stock-based compensation expense	1,737	1,890
Adjusted EBITDA	$(26,225)	$(26,313)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three months ended March 31, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Other interest income	$3,799	$2,100	$1,699	81%
Other revenues	1,128	(554)	1,682	(304)
Personnel	(12,484)	(10,920)	(1,564)	14
Other operating expenses	(18,668)	(16,939)	(1,729)	10
Adjusted EBITDA	$(26,225)	$(26,313)	$88	—

Other interest income increased primarily due to an increase in the interest rates on our cash deposits. Other revenues increased primarily due to an increase in income from equity method investments. The increase in personnel expense was primarily due to a higher subjective bonus accrual, partially offset by a decrease in salaries and benefits. The increase in other operating expenses was primarily driven by an increase in office expenses, partially offset by a decrease in professional fees.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) pay cash dividends; (iii) fund our portion of the equity necessary to support equity-method investments; (iv) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (v) make payments related to earnouts from acquisitions, (vi) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnership contributions, advances for servicing and loan repurchases and payments for salaries, commissions, and income taxes, and (vii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of March 31, 2024. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of March 31, 2024, the net worth requirement was $310.7 million, and our net worth was $1.0 billion, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2024, we were required to maintain at least $61.8 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2024, we had operational liquidity of $177.9 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.65 per share during the first quarter of 2024, which is 3% higher than the quarterly dividend paid in the first quarter of 2023. On May 1, 2024, the Company’s Board of Directors declared a dividend of $0.65 per share for the second quarter of 2024. The dividend will be paid on May 31, 2024 to all holders of record of our restricted and unrestricted common stock as of May 16, 2024. This is the sixth consecutive annual increase in the Company’s dividend and represents 160% growth in the dividend since it was initiated in 2018.

On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of March 31, 2024, we did not fully fund any loans held for investment, and we funded a de minimis amount of loans held for sale.

In February 2024, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 23, 2024. Through March 31, 2024, we have not repurchased any shares under the 2024 stock repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, our only off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of March 31, 2024, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $147.7 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2024 collateral requirements as outlined above. As of March 31, 2024, reserve requirements for the March 31, 2024 DUS loan portfolio will require us to fund $75.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2024.

Sources of Liquidity: Warehouse Facilities and Notes Payable

Warehouse Facilities

We use a combination of warehouse facilities and notes payable to provide funding for our operations. We use warehouse facilities to fund our Agency Lending and Interim Loan Program. Our ability to originate Agency mortgage loans and loans held for investments depends upon our ability to secure and maintain these types of financing agreements on acceptable terms.  For a detailed description of the terms of each warehouse agreement, refer to “Warehouse Facilities” in NOTE 6 in the consolidated financial statements in our 2023 Form 10-K, as updated in NOTE 6 in the condensed consolidated financial statements in this Form 10-Q.

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

In addition to the Term Loan, we have a lender joinder agreement to the Credit Agreement that provides for an incremental term loan (“Incremental Term Loan”) with an original principal amount of $200.0 million. The Incremental Term Loan bears interest at Adjusted Term SOFR plus 300 basis points and matures on December 16, 2028. As of March 31, 2024, the aggregate outstanding principal balance of the original Term Loan and Incremental Term Loan (“Corporate Debt”) was $784.5 million.

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2023 Form 10-K.

The note payable and the warehouse facilities are senior obligations of the Company. As of March 31, 2024, we were in compliance with all covenants related to the Credit Agreement.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	March 31,
(dollars in thousands)	2024	2023
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$55,236,618	$50,713,349
Fannie Mae Modified Risk	9,113,268	9,170,127
Freddie Mac Modified Risk	69,510	23,515
Total risk-sharing servicing portfolio	$64,419,396	$59,906,991

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$—	$6,968
Freddie Mac No Risk	39,595,876	38,161,283
GNMA - HUD No Risk	10,595,841	10,027,781
Brokered	17,312,513	16,285,391
Total non-risk-sharing servicing portfolio	$67,504,230	$64,481,423
Total loans serviced for others	$131,923,626	$124,388,414
Interim loans (full risk) servicing portfolio	40,139	187,505
Total servicing portfolio unpaid principal balance	$131,963,765	$124,575,919

Interim Program JV Managed Loans (1)	711,541	894,829

At risk servicing portfolio (2)	$59,498,851	$54,898,461
Maximum exposure to at risk portfolio (3)	12,088,698	11,132,473
Defaulted loans(4)	63,264	36,983

Defaulted loans as a percentage of the at-risk portfolio	0.11%	0.07%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.05	0.06
Allowance for risk-sharing as a percentage of maximum exposure	0.25	0.30
(1)	As of March 31, 2024 and 2023, this balance consisted entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

The Segments – Capital Markets section of “Item 1. Business” in our 2023 Form 10-K contains a discussion of the risk-sharing caps we have with Fannie Mae.

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

The allowance for risk-sharing obligations for the Company’s $59.2 billion at-risk Fannie Mae servicing portfolio as of March 31, 2024 was $30.1 million compared to $31.6 million as of December 31, 2023.

As of March 31, 2024, six at-risk loans with an aggregate UPB of $63.3 million were in default compared to two at-risk loans with an aggregate UPB of $37.0 million as of March 31, 2023. The collateral-based reserve on defaulted loans was $5.1 million and $4.4 million as of March 31, 2024 and March 31, 2023, respectively. We had a benefit for risk-sharing obligations of $1.5 million for the three months ended March 31, 2024 compared to a benefit of $11.0 million for the three months ended March 31, 2023.

We are obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. NOTE 2 in the condensed consolidated financial statements has additional details regarding our the repurchase activity during the three months ended March 31, 2024.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us as of March 31, 2024.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 533 basis points and 483 basis points as of March 31, 2024 and 2023, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

	As of March 31,
Change in annual placement fee revenue due to: (in thousands)	2024	2023
100 basis point increase in EFFR	$23,055	$22,069
100 basis point decrease in EFFR	(23,055)	(22,009)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on SOFR. The base SOFR was 534 basis points and 487 basis points as of March 31, 2024 and 2023, respectively. The interest income on our loans held for investment is based on SOFR. The SOFR reset date for loans held for investment is the same date as the SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

	As of March 31,
Change in annual net warehouse interest income due to: (in thousands)	2024	2023
100 basis point increase in SOFR	$(5,109)	$(9,110)
100 basis point decrease in SOFR	5,109	9,110

Our Corporate Debt is based on Adjusted Term SOFR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of March 31, 2024 and March 31, 2023, respectively, based on the note payable balance outstanding at each period end.

	As of March 31,
Change in annual income from operations due to: (in thousands)	2024	2023
100 basis point increase in SOFR	$(7,845)	$(7,925)
100 basis point decrease in SOFR	7,845	7,925

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $44.3 million as of March 31, 2024 compared to $43.4 million as of March 31, 2023. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of the loan compared to a loan without similar protections. As of both March 31, 2024 and 2023, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2023 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in our 2023 Form 10-K. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2024, we purchased 101 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2024, the Company’s Board of Directors approved a share repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2024. During the quarter ended March 31, 2024, we did not repurchase any shares under this share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of March 31, 2024. The following table provides information regarding common stock repurchases for the quarter ended March 31, 2024:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2024	11,110	$104.09	—	$75,000,000
February 1-29, 2024	53,763	98.77	—	75,000,000
March 1-31, 2024	36,521	90.10	—	$75,000,000
1st Quarter	101,394	$96.23	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1	*†	Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Matching Program
31.1	*	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Walker & Dunlop, Inc.'s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Walker & Dunlop, Inc.
Date: May 2, 2024	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 2, 2024	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer